Form 10-K
period 2011-11-30
GENCORP INC
filed 2012-02-07
CIK 40888

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 2011

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to                    .

Commission file number 1-1520

GenCorp Inc.

(Exact name of registrant as specified in its charter)

Ohio	34-0244000
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
2001 Aerojet Road Rancho Cordova, California	95742 (Zip Code)
(Address of principal executive offices)

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)    Yes  ☐      No  ☑

The aggregate market value of the voting common equity held by nonaffiliates of the registrant as of May 31, 2011 was approximately $374 million.

As of January 23, 2012, there were 58.8 million outstanding shares of the Company’s Common Stock, including redeemable common stock, $0.10 par value.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the 2012 Proxy Statement of GenCorp Inc. relating to its annual meeting of shareholders scheduled to be held on March 28, 2012 are incorporated by reference into Part III of this Report.

GENCORP INC.

Annual Report on Form 10-K

For the Fiscal Year Ended November 30, 2011

Signatures	140

*

The information called for by Items 10, 11, 12, 13, and 14, to the extent not included in this Report, is incorporated herein by reference to the information to be included under the captions “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Communications with Directors,” “Board Committees,” “Executive Compensation,” “Director Compensation,” “Organization & Compensation Committee Report” “Compensation Committee Interlocks and Insider Participation,” “Security Ownership of Certain Beneficial Owners,” “Security Ownership of Officers and Directors,” “Employment Agreement and Indemnity Agreements,” “Potential Payments upon Termination of Employment or Change in Control,” “Determination of Independence of Directors,” and “Ratification of the Appointment of Independent Auditors,” in GenCorp Inc.’s 2012 Proxy Statement, to be filed within 120 days after the close of our fiscal year.

PART I

Item 1.	Business

Unless otherwise indicated or required by the context, as used in this Annual Report on Form 10-K, the terms “we,” “our,” and “us” refer to GenCorp Inc. and all of its subsidiaries that are consolidated in conformity with accounting principles generally accepted in the United States of America (“U.S.”).

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

We are a manufacturer of aerospace and defense products and systems with a real estate segment that includes activities related to the re-zoning, entitlement, sale, and leasing of our excess real estate assets. We develop and manufacture propulsion systems for defense and space applications, and armaments for precision tactical and long range weapon systems applications.

Our operations are organized into two operating segments based on different products and customer bases: Aerospace and Defense, and Real Estate. Sales, segment performance, total assets, and other financial data for our segments for fiscal 2011, 2010, and 2009 are set forth in Note 10 to the Consolidated Financial Statements, included in Item 8 of this Report.

Our fiscal year ends on November 30 of each year. When we refer to a fiscal year, such as fiscal 2011, we are referring to the fiscal year ended on November 30 of that year.

We were incorporated in Ohio in 1915 and our principal executive offices are located at 2001 Aerojet Road, Rancho Cordova, CA 95742.

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

Aerospace and Defense

For nearly 70 years, Aerojet-General Corporation (“Aerojet”) has been a trusted supplier of highly sophisticated products and systems for military, civil and commercial space customers and has maintained strong market positions across various businesses that are mission-critical to national defense and U.S. access to space. We are a leading technology-based designer, developer and manufacturer of aerospace and defense products and systems for the U.S. government, specifically the Department of Defense (“DoD”) and the National Aeronautics and Space Administration (“NASA”), and major aerospace, defense and commercial prime contractors. We believe we are the only domestic provider of all four propulsion types (solid, liquid, air-breathing and electric) for space, defense and commercial applications. We also apply our “energetics” competency to numerous armament system applications. Aerojet is a world-recognized engineering and manufacturing company that specializes in development and production of propulsion systems required on manned and unmanned spacecraft, launch vehicles, missile defense systems, precision tactical and strategic missiles and armament system applications. Through Aerojet, we design, develop, and produce propulsion systems ranging in size from those that produce a few grams to several hundred thousand pounds of thrust. Our revenues are highly diversified across multiple programs, prime contractors and end users. Principal customers include the DoD, NASA, Raytheon Company (“Raytheon”), Lockheed Martin Corporation (“Lockheed Martin”), United Launch Alliance (“ULA”), Orbital Sciences Corporation and the Boeing Company (“Boeing”).

The primary markets we serve are:

•

Defense systems — Our defense system products include liquid, solid, and air-breathing propulsion systems and components. In addition, Aerojet is a supplier of both composite and metallic aerospace structural components, and warhead and armament systems for precision tactical and long range weapon applications. Product applications for our defense systems include strategic, tactical and precision strike missiles, missile defense systems, maneuvering propulsion systems, precision war-fighting systems, and specialty metal products.

•

Space systems — Our space system products include liquid, solid, and electric propulsion systems and components. Product platform applications for space systems include expendable and reusable launch vehicles, transatmospheric vehicles, manned and unmanned spacecraft, separation and maneuvering systems, upper stage engines, satellites, large solid boosters, and integrated propulsion subsystems.

Our Competitive Strengths

Demonstrated History of Product Innovation and Technological Leadership — Aerojet’s success is due in part to our ability to design, develop and manufacture products utilizing innovative technology. For nearly 70 years, Aerojet has developed a legacy of successfully meeting the most challenging missions by producing some of the world’s most technologically advanced propulsion systems for its customers. For example, Aerojet propulsion systems have flown on every NASA Discovery mission as well as every manned space mission since the inception of the U.S. Space Program. In addition, Aerojet has been a major supplier of a wide range of propulsion products to the DoD since the 1940’s when it successfully developed and produced the first jet-fuel assisted take off bottles for U.S. aircraft during World War II. This legacy of innovation has continued with significant recent defense and space system contract awards, including the United States Air Force (“U.S.A.F.”)/ Defense Advanced Research Projects Agency (“DARPA”) Triple Target Terminator contracts (“T3”) with Boeing and Raytheon, Standard Missile MK-125 warhead production for years 2011-13, the Griffin missile propulsion upgrade development, several multi-million dollar awards for the Standard Missile-3 Block IIB missile defense interceptor for Part IV of the Phased Adaptive Approach, Iridium Next Propulsion program, and the U.S.A.F. Upper Stage Technology Risk Reduction program.

Diversified and Well Balanced Portfolio — Aerojet has been a pioneer in the development of many crucial technologies and products that have strengthened multiple branches of the U.S. military and enabled the exploration of space. We believe Aerojet maintains a unique competitive position due to a strategic focus to create and maintain a broad spectrum of propulsion and energetic products assisted by the growing market demand for our innovative energy management technologies. The resulting product line diversity has enabled us to continue to grow while avoiding significant revenue reductions experienced by concentrated portfolios. We have further capitalized on this foundation by bringing together our “solid” and “liquid” propulsion teams and “cross-pollinating” critical product features and capabilities thus exploiting potential product line synergies thereby offering customers innovative and advanced solutions.

We believe Aerojet is well positioned to benefit from DoD investment in high-priority systems that address current war fighting requirements, the recapitalization of weapon systems and equipment expended during combat operations, and in the development of systems that meet evolving threats worldwide. We believe Aerojet is also well positioned to support NASA through our diverse offerings, innovative technologies, and existing work on both traditional and emerging launch vehicles.

High Visibility of Revenue with Multi-year Contracts and Sizable Backlog — The highly visible nature of our revenue comes from the long-term nature of the programs with which we are involved, our diverse and attractive contract base and our deep customer relationships. A substantial portion of our sales are derived from multi-year contract awards from major aerospace and defense prime contractors. In many cases, Aerojet operates under sole source contracts — some as follow-ons to contracts initially competed years ago and others sole source since the inception. High renewal rates, driven by significant requalification costs, provide us with a very stable business base from which to grow. Our contract backlog (funded and unfunded) was $1,422 million as of November 30, 2011 and our funded backlog, which includes only amounts for which money has been directly appropriated by the U.S. Congress or for which a purchase order has been received from a commercial customer, totaled $902 million.

Significant Barriers to Entry — Our business is characterized by significant barriers to entry, which include specialized technologies, a highly skilled workforce, the necessary infrastructure for potentially hazardous and technically sensitive work, long research and development periods, and considerable capital costs for necessary facilities and equipment. In conjunction with these barriers to entry, the long-term nature of our programs limits the ability for our customers to easily change suppliers.

Additionally, we benefit from significant customer funding of our research and development expenditures, which helps position us for long-term production contracts on products we develop. A substantial portion of our business, including many of our contracts with major prime contractors to the U.S. government, the DoD, or NASA, also requires lengthy customer certification and qualification processes, which create significant obstacles for potential competitors. As such, we are the sole provider on the vast majority of our contracts. In addition, new programs and platforms favor suppliers with extensive industry experience and a reputation for superior performance.

Indeed, the nature of these barriers is such that even firms established in one market niche find it difficult to enter an adjacent market niche.

Exceptional Long-Term Industry Relationships — We serve a broad set of customers and are a major supplier of propulsion products to top original equipment manufacturers such as Raytheon, Lockheed Martin, ULA, and Boeing, as well as to the DoD, NASA and other U.S. government agencies. We have a long history of partnering with our customers and have developed close relationships with key decision-makers while working nearly 70 years as both a prime contractor and subcontractor. We have served our two largest customers, Lockheed Martin and Raytheon, for more than 35 and 25 years, respectively. We believe these long-term relationships and our reputation for performance enhance customer loyalty and provide us with key competitive advantages in winning new contracts for new programs as well as follow-on and derivative contracts for existing programs.

Competition

As the only domestic supplier of all four propulsion types — solid, liquid, air-breathing, and electric — we believe that Aerojet is in a unique competitive position.

The nature of the markets in which Aerojet operates varies. In some markets (especially in larger systems), the market is characterized by a few large, long-term programs, intermittent new program starts (with new buys spread further out in periods of declining budgets) and, therefore, relatively few new competitive awards. In these markets there tend to be few participants each with longstanding legacy positions. Thus, as noted above, the bulk of Aerojet’s revenues is derived from sole source contracts where Aerojet is the long-term incumbent.

In other markets, the dynamics can be different, with more numerous, but smaller awards and a larger number of competitors. The basis on which Aerojet competes in the Aerospace and Defense industry varies by program, but generally is based upon technology, quality, service, and price. Although market competition in certain sectors can be intense, we believe Aerojet possesses innovative and advanced propulsion and armament solutions, combined with adequate resources to continue to compete successfully.

The table below lists primary participants in the propulsion market:

Company	Parent	Propulsion Type	Propulsion Application
Aerojet	GenCorp Inc.	Solid, liquid, air- breathing, electric	Launch, in-space, tactical, strategic, missile defense
Alliant Techsystems	Alliant Techsystems Inc.	Solid, air-breathing	Launch, tactical, strategic, missile defense
American Pacific Corporation	American Pacific Corporation	Liquid, electric	In-space, missile defense
Astrium	European Aeronautics Defense and Space Company; and BAE Systems	Solid, liquid	In-space
Avio	Avio S.p.A	Solid, liquid	Launch, in-space
L-3	L-3	Electric	In-space
Moog Inc.	Moog Inc.	Liquid	In-space
Northrop Grumman Space Technology	Northrop Grumman Corporation (“Northrop”)	Liquid	In-space
Pratt & Whitney Rocketdyne	United Technologies Corporation	Liquid, air-breathing, electric	Launch, in-space, missile defense
Safran	Safran	Liquid	Launch, tactical
SpaceX	SpaceX	Liquid	Launch, in-space
Nammo Talley	Nammo Talley	Solid	Tactical

Industry Overview

For the Government Fiscal Year (“GFY”) ending September 30, 2012 and beyond, federal department/agency budgets are expected to remain under severe pressure due to the financial impacts from spending cap agreements contained in the Budget Control Act of 2011, as well as from ongoing military operations and the cumulative effects of annual federal budget deficits and rising U.S. federal debt. As a result, the DoD budget is expected to decrease by $21 billion for GFY 2012 relative to the Obama Administration (the “Administration”) requested level and by $46 billion in the GFY 2013 budget request to be submitted by the Administration in February 2012. The NASA budget will decline by $924 million for GFY 2012 relative to the Administration’s requested level and is expected to decline slightly for GFY 2013.

Nevertheless, Aerojet is well-positioned to benefit from continued DoD investment in high priority transformational systems that address current war fighting requirements, the recapitalization of weapon systems and equipment expended during combat operations in the Middle East, and systems that meet new worldwide threats. The Administration has indicated a commitment to maintain adequate, albeit lower levels of funding for the DoD than those experienced during the height of conflicts in the Middle East while building defense capabilities for the 21st century. Priority areas that impact our products include: fully equipping U.S. forces for the missions they face; maintaining situational awareness; preserving air supremacy; maintaining forces at sea; ensuring access to and freedom of space; and developing pragmatic and cost effective missile defense systems.

In 2010, the NASA Authorization Act (the “Authorization Act”) took effect impacting GFYs 2011-2013. The Authorization Act aimed to: safely retire the Space Shuttle; extend the International Space Station through 2020; continue the development of the multipurpose crew exploration vehicle; build a new heavy lift launch vehicle; invest in new space technologies; and sustain and grow the science and aeronautics programs at NASA. We are well-positioned to succeed among our competitors due to our diverse offerings, innovative technologies, and existing contracts with both traditional and emerging launch providers. Additionally, we are the main propulsion provider for the multipurpose crew vehicle and plan to compete for elements of the newly announced heavy lift launch vehicle. However, funding levels for both GFY 2011 and GFY 2012 were both below the authorized level, and we anticipate this trend continuing in GFY 2013.

As a part of the Budget Control Act of 2011 or, the “Act” (Public Law 112-25) (the debt-ceiling and deficit-reduction compromise agreement signed into law on August 2, 2011), approximately $487 billion in defense spending cuts over the next ten years have been initiated in GFY 2012 appropriations measures and the GFY

2013 budget request. On January 5, 2012, President Obama, Secretary of Defense Leon Panetta and Chairman of the Joint Chiefs General Martin Dempsey unveiled the new military strategy that will guide and underpin the DoD’s budget decisions and global posture beginning with the GFY 2013 budget and over the next ten years. Specifics of the GFY 2013 defense cuts are anticipated to become public with the submission of the President’s Budget Request on February 6, 2012. Since the bicameral and bipartisan Congressional Joint Select Committee on Deficit Reduction created by the Act and charged with reducing the deficit by an additional $1.2 to $1.5 trillion over the ten years beginning with GFY 2013 failed to reach a compromise, additional mandatory spending caps will be triggered beginning in January 2013 if Congress and the Administration do not reach agreement on means to reduce the deficit by $1.2 trillion. Additional spending cuts that may be triggered include the potential for an additional $500 billion over nine years in defense cuts against overall Defense outlays for the period of well over $5 trillion. There remains a significant level of uncertainty and lack of detail available to predict specific future aerospace and defense spending.

Major Customers

As a merchant supplier to the Aerospace and Defense industry, we align ourselves with single prime contractors on a project-by-project basis. We believe that our position as a merchant supplier has helped us become a trusted partner to our customers, enabling us to maintain strong, long-term relationships with a variety of prime contractors. Under each of our contracts, we act either as a prime contractor, where we sell directly to the end user, or as a subcontractor, where we sell our products to other prime contractors. The principal end user customers of our products and technology are agencies of the U.S. government.

Customers that represented more than 10% of net sales for the fiscal years presented are as follows:

	Year Ended
	2011	2010	2009
Raytheon	36%	37%	31%
Lockheed Martin	28	27	26

Direct sales to the U.S. government and its agencies, or government customers, and indirect sales to U.S. government customers via direct sales to prime contractors accounted for a total of approximately 93% of sales, or approximately $855.8 million, in fiscal 2011. The following are percentages of net sales by principal end user in fiscal 2011:

U.S. Army	25%
Missile Defense Agency (“MDA”)	22
U.S. Navy	16
U.S. Air Force	18
NASA	12

Total U.S. government customers	93
Other customers	7

Total	100%

Major Programs

Defense Systems — Aerojet maintained a strong position in the defense market segment in fiscal 2011 with key new and follow-on awards. Significant new contract awards included the T3 with Boeing and Raytheon, Standard Missile MK-125 warhead production for fiscal years 2011-13, the Griffin missile propulsion upgrade development, and several multi-million dollar awards for the SM-3 Block IIB missile defense interceptor for Part IV of the Phased Adaptive Approach. Significant continuing follow-on contract awards were received on our Aegis Ballistic Missile Defense Standard Missile-3 Throttling Divert Attitude Control System for Block IB production and Block IIA development programs as part of the Administration’s phased adaptive approach for missile defense, the Terminal High Altitude Area Defense (“THAAD”), Standard Missile MK-72 and MK-104,

Guided Multiple Launch Rocket System (“GMLRS”) and Patriot Advanced Capability-3 (“PAC-3”) solid rocket production motors; the Bomb Live Unit — 129B composite case for the MK-82 500 pound bomb; and Exoatmospheric Kill Vehicle (“EKV”) liquid divert and attitude control systems. These successes continue to strengthen our position as a propulsion leader in missile defense and tactical systems.

We believe Aerojet is in a unique competitive position due to the diversity of propulsion technologies, complete warhead capabilities, composites and metallic structures expertise, and the synergy of its product lines to offer defense customers innovative and advanced solutions.

A subset of our key defense systems programs are listed below:

Program	Primary Customer	End Users	Program Description	Program Status
Standard Missile	Raytheon	U.S. Navy, MDA	Tactical solid rocket motors, throttling divert and attitude control systems and warheads	Development/ Production
GMLRS	Lockheed Martin	U.S. Army	Tactical solid rocket motors	Production
PAC-3	Lockheed Martin	U.S. Army	Tactical solid rocket motors	Development/ Production
EKV	Raytheon	MDA	Liquid propulsion divert and attitude control propulsion systems	Development/ Production
Hawk	U.S. Army	U.S. Army	Tactical solid rocket motors	Production
Bomb Live Unit — 129B	U.S. Air Force	U.S. Air Force	Composite cases	Production
Trident D5	Lockheed Martin	U.S. Navy	Post boost control system	Production
T3	Raytheon, Boeing	U.S. Air Force	Variable flow ducted rocket (air-breathing)	Development
Tactical Tomahawk	Raytheon	U.S. Navy	Tactical solid rocket motors and warheads	Production
Tube-launched Optically Wire-guided (“TOW”)	Raytheon	U.S. Army	Tactical missile warheads	Production
Large Class Propulsion Application Program	U.S. Air Force	U.S. Air Force	Strategic solid rocket motors	Development
Javelin	Lockheed Martin/Raytheon	U.S. Army	Tactical solid rocket motors	Production
Minuteman III	Northrop	U.S. Air Force	Liquid maneuvering propulsion	Development/ Production
Supersonic Sea Skimming Target (“SSST”)	Orbital Sciences Corporation (“Orbital”)	U.S. Navy	Variable flow ducted rocket (air-breathing)	Production
THAAD	Lockheed Martin	MDA	Tactical solid rocket motors	Development/ Production
Army Tactical Missile System	Lockheed Martin	U.S. Army	Tactical solid rocket motors	Production
Patriot GEM-T	Raytheon	U.S. Army	Tactical solid rocket motors	Production
Joint Air to Ground Missile	Lockheed Martin	U.S. Army	Tactical solid rocket motors	Development
Advanced Second and Third Stage Booster	U.S. Air Force	U.S. Air Force	Solid booster	Development
Joint Standoff Weapon	BAE	U. S. Navy	Tactical warheads	Production

Space Systems — In fiscal 2011, Aerojet maintained its strong market position in space systems by continued performance on existing contracts and capturing important new propulsion contracts, of which the most strategically significant new awards are the Iridium Next Propulsion Program and the U.S.A.F. Upper Stage Technology Risk Reduction Program.

Aerojet’s commitment to quality and excellence in its space systems programs was reflected in its 100% success rate on its numerous space exploration, military and commercial missions during fiscal 2011. Among these were the final flight of the Space Shuttle program, the rescue of the Advanced Extremely High Frequency (“AEHF”) military communications satellite, and perhaps best illustrating the reach of Aerojet’s Space product lines was the launch of NASA’s Mars Science Laboratory (“MSL”). The MSL mission relies on 48 different Aerojet propulsive elements ranging from four large solid boosters to the space craft landing thrusters and all the in-space propulsion that is required in between.

These continued space program successes strengthen our legacy of supplying mission critical propulsion systems to the DoD and NASA as we have since the inception of the U.S. civil and military space programs and support our position as a critical supplier to our space systems customers.

A subset of our key space system programs is listed below:

Program	Primary Customer	End Users	Program Description	Program Status
Orion / Multipurpose Crew Vehicle (“MPCV”) Crew & Service Modules and Abort System Propulsion	Lockheed Martin	NASA	Propulsion systems and engines for human spaceflight system	Development/ Qualification
Atlas V	ULA	U.S. Air Force, Commercial, NASA	Solid “strap-on” booster motors, upper stage thrusters, and separation motors	Production
Taurus 2/Antares	Orbital	NASA, Commercial	Provide booster engines for launch vehicle	Qualification/ Production
Geostationary Satellite Systems	Lockheed Martin, Loral, Boeing, Orbital, Astrium	Various	Electric and liquid spacecraft thrusters, propellant tanks and bi-propellant apogee engines	Development/ Production
Hydrocarbon Booster Technology Demonstrator	Air Force Research Laboratory	U.S. Air Force	Liquid booster	Technology
Vega Reaction Attitude Control System	European Launch Vehicle Joint Venture	Commercial	Attitude Control Thrusters	Development/ Production
Upper Stage Engine Technology	U.S. Air Force Research Laboratory	NASA, U.S. Air Force	Design tools/risk reduction for future upper stage liquid engines	Technology
Bigelow Sundancer	Bigelow Aerospace	Commercial	Integrated propulsion systems and controls	Development/ Production
H-2 Transfer Vehicle	Mitsubishi Heavy Industries	Japan Aerospace Exploration Agency	Liquid spacecraft thrusters	Production
Advanced Extremely High Frequency MilSatCom	Lockheed Martin	U.S. Air Force	Electric and liquid spacecraft thrusters	Production

Program	Primary Customer	End Users	Program Description	Program Status
Delta II /Delta IV	United Launch Alliance	NASA, U.S. Air Force, Commercial	Upper stage pressure-fed liquid rocket engines and upper stage thrusters	Production
Global Positioning Systems	Boeing/Lockheed Martin	U.S. Air Force	Integrated propulsion systems and thrusters	Development/ Production
Iridium NEXT	Thales Alenia Space	Commercial	Spacecraft Thrusters	Development/ Qualification

Contract Types

Under each of its contracts, Aerojet acts either as a prime contractor, where it sells directly to the end user, or as a subcontractor, selling its products to other prime contractors. Research and development contracts are awarded during the inception stage of a program’s development. Production contracts provide for the production and delivery of mature products for operational use. Aerojet’s contracts are primarily categorized as either “fixed-price” or “cost-reimbursable.” During fiscal 2011, approximately 53% of our net sales were from fixed-price contracts, 41% from cost-reimbursable contracts, and 6% from other sales including commercial contracts and real estate activities.

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

Many programs under contract have product life cycles exceeding ten years, such as the Atlas V, Standard Missile, Hawk, TOW, and Tomahawk programs. It is typical for U.S. government propulsion contracts to be relatively small during development phases that can last from two to five years, followed by low-rate and then full-rate production, where annual funding can grow significantly.

Government Contracts and Regulations

U.S. government contracts generally are subject to Federal Acquisition Regulations (“FAR”), agency-specific regulations that supplement FAR, such as the DoD’s Defense Federal Acquisition Regulations (“DFAR”) and other applicable laws and regulations. These regulations impose a broad range of requirements, many of which are unique to government contracting, including various procurement, import and export, security, contract pricing and cost, contract termination and adjustment, and audit requirements. A contractor’s failure to comply with these regulations and requirements could result in reductions of the value of contracts, contract modifications or termination, inability to bill and collect receivables from customers, and the assessment of penalties and fines and could lead to suspension or debarment from government contracting or subcontracting for a period of time. In addition, government contractors are also subject to routine audits and investigations by U.S. government agencies such as the Defense Contract Audit Agency (“DCAA”) and other government agencies. These agencies review a contractor’s performance, cost structure, and compliance with applicable laws, regulations, and standards. The DCAA and other government agencies also review the adequacy of, and a contractor’s compliance with, its internal control systems and policies, including the contractor’s purchasing, property, estimating, compensation, and material management and accounting information systems.

Additionally, our contracts typically permit the U.S. government to unilaterally modify or terminate a contract or to discontinue funding for a particular program at any time. The cancellation of one or more significant contracts and/or programs could have a material adverse effect on our operating results, financial condition, and/or cash flows. The cancellation of a contract, if terminated for cause, could also subject us to liability for the excess costs incurred by the U.S. government in procuring undelivered items from another source. If terminated for convenience, our recovery of costs would be limited to amounts already incurred or committed, and our profit would be limited based on the work completed prior to termination.

Backlog

A summary of our backlog is as follows:

	As of November 30,
	2011	2010
	(In millions)
Funded backlog	$902	$804
Unfunded backlog	520	573

Total contract backlog	$1,422	$1,377

Total backlog includes both funded backlog (unfilled orders for which funding is authorized, appropriated and contractually obligated by the customer) and unfunded backlog (firm orders for which funding has not been appropriated). Indefinite delivery and quantity contracts and unexercised options are not reported in total backlog. Backlog is subject to funding delays or program restructurings/cancellations which are beyond our control. Of our November 30, 2011 total contract backlog, approximately 46%, or $654.0 million, is expected to be filled within one year.

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

The following table summarizes Aerojet’s research and development expenditures during the past three fiscal years:

	Year Ended
	2011	2010	2009
	(In millions)
Customer-funded	$276	$284	$245
Company-funded	27	17	15

Total research and development expenditures	$303	$301	$260

Suppliers, Raw Materials and Seasonality

The national aerospace supply base continues to consolidate due to economic, environmental, and marketplace circumstances beyond Aerojet’s control. The loss of key qualified suppliers of technologies, components, and materials can cause significant disruption to Aerojet’s program performance and cost.

Availability of raw materials and supplies to Aerojet has been generally sufficient. Aerojet is sometimes dependent, for a variety of reasons, upon sole-source or qualified suppliers and has, in some instances, in the past experienced difficulties meeting production and delivery obligations because of delays in delivery or reliance on such suppliers. We closely monitor sources of supply to ensure adequate raw materials and other supplies needed in our manufacturing processes are available. As a U.S. government contractor, we are frequently limited to procuring materials and components from sources of supply that meet rigorous customer and/or government specifications and/or socio-economic criteria. In addition, as business conditions, DoD and NASA budgets, and Congressional allocations change, suppliers of specialty chemicals and materials sometimes consider dropping low-volume items from their product lines. This may require us to qualify new suppliers for raw materials on key programs. To date, Aerojet has been successful in mitigating any impacts that could occur through requalifying replacement materials and suppliers. We continue to monitor this situation carefully and in our engineering processes, where we have the opportunity, we are defining materials that are known to be more sustainable and hence, less prone to obsolescence or disruption.

We are also impacted, as is the rest of the industry, by increases in the prices and lead-times of raw materials used in production on various contracts. Prices and lead times for certain commodity metals, alloy steels, titanium and some aluminum grades have become more competitive due to available production capacity world-wide. Unfortunately, prices and lead times for some chemicals used in solid rocket motor propellants have seen significant increases in recent years. These are highly specialized chemicals such as ammonium perchlorate and LX-14, for example. Aerojet has protective price re-determinable language incorporated into contracts with its customers where possible. Also, we have been able to mitigate some of these impacts through the establishment of long-term volume agreements that provide for a firm price. In addition, where appropriate, we work closely with suppliers to schedule purchases far enough in advance and in the most economical means possible to minimize negative program impact.

Aerojet’s business is not subject to predictable seasonality. Primary factors affecting the timing of Aerojet’s sales include the timing of government awards, the availability of U.S. government funding, contractual product delivery requirements, customer acceptances, and regulatory issues.

Intellectual Property

Where appropriate, Aerojet obtains patents and trademarks in the U.S. and other countries covering various aspects of the design and manufacture of its products. We rely on a combination of patents in targeted areas of technology relating to our business, along with trade secret protections for other competitively-sensitive technologies and intellectual properties used in the business, to maintain our competitive edge in the markets in which we compete. We use patents selectively both (i) to protect specific inventions whose characteristics and features would be obvious to competitors, such as mechanical designs or structures and (ii) to establish that we have made inventions in particular areas of relevant technologies and thus can prevent competitors from claiming exclusive rights in those technologies through competing patents. A patent is maintained as long as the underlying invention has value in the market which we compete. A patented invention incorporated into a product sold will typically be maintained to its explanation, approximately 20 years. We rely more extensively on trade secrets to protect specific inventions whose characteristics and features are not obvious to competitors, such as propellant formulations or materials and manufacturing processes and procedures, to protect significant intellectual properties. Therefore, no single patent or group of patents is material to us, as we do not rely on patents alone to protect our intellectual property rights that are the basis for our competitive posture. Trade secrets that are protected under applicable state and federal laws are maintained in perpetuity.

Real Estate

We own approximately 12,200 acres of land in the Sacramento metropolitan area which we refer to as the Sacramento Land. Acquired in the early 1950s for our aerospace and defense operations, there were large portions used solely to provide safe buffer zones. Modern changes in propulsion technology coupled with the relocation of certain of our propulsion operations led us to determine large portions of the Sacramento Land were no longer needed for operations. Consequently, our plan has been to reposition this excess Sacramento Land, re-entitle it for new uses, and explore various opportunities to optimize its value.

Approximately 6,000 acres have been deemed excess, and we are in the process of entitling this excess land for new development opportunities under the brand name “Easton”. Within Easton, we currently have approximately 1,450 acres that are fully entitled and approximately 2,940 acres have received “limited entitlements.” Our entitlement efforts are expected to increase the land value over its current value. The term “entitlements” is generally used to denote the set of regulatory approvals required to allow land to be zoned for new requested uses. Required regulatory approvals vary with each jurisdiction and land zoning proposal and may include permits, land use master plans, zoning designations, state and federal environmental documentation, and other regulatory approvals unique to the land.

Easton Development Company, LLC, a wholly-owned subsidiary formed in 2009, continues to execute entitlement and pre-development activities, and to explore how to maximize value from Easton. Value enhancement may include outright sales, and/or joint ventures with real estate developers, residential builders, and/or other third parties. Those parcels of land that have obtained the necessary entitlements for development or are otherwise suitable for sale were transferred to this new subsidiary. Additional land may be transferred in the future as these or other requirements are achieved.

Easton is located 15 miles east of downtown Sacramento, California along U.S. Highway 50, a key growth corridor in the region. We believe Easton has several competitive advantages over other areas, including several miles of freeway accessible frontage, one of the largest single-owner land tracts suitable for development in the Sacramento region, and desirable “in-fill” location surrounded by residential and business properties. The master plan reflects our efforts to make Easton one of the finest master-planned communities in the country. Easton will include a broad range of housing, office, industrial, retail, and recreational uses. This broad range of land uses will ensure long-term value enhancement of our excess land.

During fiscal 2011, we completed several important strides to further position Easton for the next market cycle. The County of Sacramento unanimously approved the Development Agreement (“DA”) for our 1,392 acre Glenborough at Easton and Easton Place project. The DA vested the project’s zoning and environmental approvals and maps for 20 years for residential uses and 30 years commercial uses. Without a DA, state law currently only vest maps up to five years.

The approved DA for Glenborough at Easton and Easton Place also includes agreement on permit fee reductions and an Economic Participation Agreement that provides for a portion of the sales tax collected by the County from Easton Place over life of the project to be shared with the owner/developer for specific infrastructure built and dedicated. Additionally, we have received a key federal agency permit approval from the U.S. Fish and Wildlife Service for Glenborough at Easton and Easton Place, and readied the major infrastructure construction plans for the respective first phases in preparation for the next market cycle.

Also during fiscal 2011, the 629 acre Hillsborough at Easton project and the 2,309 acre Rio Del Oro at Easton project received local jurisdictional approvals on a set of limited entitlements. These entitlements include certified Environmental Impact Reports, Specific Plans, General Plan Amendments and a Tier I Development Agreement. We are continuing to work with the City of Folsom and the City of Rancho Cordova respectively on completing the balance of the required entitlements for these projects. We also continued our efforts on entitling our remaining Easton project with the City of Rancho Cordova, Westborough at Easton, which comprises 1,659 acres.

The new housing market and local economy in the Sacramento region continued to struggle in 2011. However, we believe that this downturn does not change the long-term prospects for the Sacramento region, which we believe still remains an attractive and affordable alternative to the San Francisco Bay Area and other large metropolitan areas of California. We believe the Sacramento area demographics and the long-term real estate market fundamentals support our objective of creating value through new entitlements and the creation of Easton.

The Sacramento Land, including Easton, is summarized below (in acres):

Easton Projects	Environmentally Unrestricted	Environmentally Restricted(1)	Total	Entitled(2)	Limited Entitlements(3)
Glenborough and Easton Place	1,043	349	1,392	1,392	—
Rio del Oro	1,818	491	2,309	—	2,309
Westborough	1,387	272	1,659	—	—
Hillsborough	532	97	629	—	629
Office Park and Auto Mall	47	8	55	55	—

Total Easton acreage	4,827	1,217	6,044	1,447	2,938

Operations land(4)	24	5,179	5,203
Land available for future entitlement(5)	676	242	918

Total Sacramento Land	5,527	6,638	12,165

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

(2)

The term “entitled” is generally used to denote the set of local regulatory approvals required to allow land to be zoned for requested uses. Required regulatory approvals vary with each land zoning proposal and may include permits, general plan amendments, land use master plans, zoning designations, state and federal environmental documentation, and other regulatory approvals unique to the land. The entitlement and development process in California is long and uncertain with approvals required from various authorities, including local jurisdictions, and in select projects, permits required by federal agencies such as the U.S. Army Corps of Engineers and the U.S. Department of Interior, Fish and Wildlife Service (“USFWS”), and others prior to construction.

(3)

The term “limited entitlements” is generally used to denote where a project receives a portion, but not all of the set of regulatory approvals required to allow land to be zoned for requested uses, as described in Note 2, above.

(4)	We believe that the operations land is more than adequate for our long-term needs. As we reassess needs in the future, portions of this land may become available for entitlement.

(5)

We believe it will be several years before any of this excess Sacramento Land is available for future change in entitlement. Some of this excess land is outside the current Urban Services Boundary established by the County of Sacramento and all of it is far from existing infrastructure, making it uneconomical to pursue entitlement for this land at this time.

Leasing & Other Real Estate

We currently lease approximately 303,000 square feet of office space in Sacramento to various third parties. These leasing activities generated $6.7 million in revenue in fiscal 2011.

We also own approximately 580 acres of land in Chino Hills, California. This property was used for the manufacture and testing of ordnance. With the sale of our ordnance business in the mid-1990s, we closed this facility and commenced clean-up of the site. We continue to work with state regulators and the City of Chino Hills to complete those efforts. Once the remediation is complete, we will assess options and work to maximize the value of the property.

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

Operation and maintenance costs associated with environmental compliance and management of contaminated sites are a normal, recurring part of operations. Most of our environmental costs are incurred by our Aerospace and Defense segment, and certain of these costs are allowable to be included in our contracts with the U.S. government or reimbursable by Northrop.

On January 12, 1999, Aerojet and the U.S. government implemented the October 1997 Agreement in Principle (“Global Settlement”) resolving certain prior environmental and facility disagreements, with retroactive effect to December 1, 1998. Under the Global Settlement, Aerojet and the U.S. government resolved disagreements about an appropriate cost-sharing ratio with respect to the cleanup costs of the environmental contamination at the Sacramento and Azusa sites. The Global Settlement cost-sharing ratio does not have a defined term over which costs will be recovered. Additionally, in conjunction with the sale of the EIS business in 2001, Aerojet entered into an agreement with Northrop (the “Northrop Agreement”) whereby Aerojet is reimbursed by Northrop for a portion of environmental expenditures eligible for recovery under the Global Settlement, subject to annual and cumulative limitations. The current annual billing limitation to Northrop is $6.0 million. Pursuant to the Global Settlement covering environmental costs associated with Aerojet’s Sacramento site and its former Azusa site, prior to the third quarter of fiscal 2010, approximately 12% of such costs related to our Sacramento site and our former Azusa site were charged to the consolidated statements of operations. Subsequent to the third quarter of fiscal 2010, because we reached the reimbursement ceiling under the Northrop Agreement, approximately 37% of such costs are expensed to the consolidated statements of operations. See additional information below.

Allowable environmental costs are charged to our contracts as the costs are incurred. Aerojet’s mix of contracts can affect the actual reimbursement made by the U.S. government. Because these costs are recovered through forward-pricing arrangements, the ability of Aerojet to continue recovering these costs from the U.S. government depends on Aerojet’s sustained business volume under U.S. government contracts and programs and the relative size of Aerojet’s commercial business.

Pursuant to the Northrop Agreement, environmental expenditures to be reimbursed are subject to annual limitations and the total reimbursements are limited to a ceiling of $189.7 million. A summary of the Northrop Agreement activity is shown below (in millions):

Total reimbursable costs under the Northrop Agreement	$189.7
Amount reimbursed to the Company through November 30, 2011	(87.7)

Potential future cost reimbursements available	102.0
Receivable from Northrop in excess of the annual limitation included as a component of other noncurrent assets in the Consolidated Balance Sheet as of November 30, 2011	(66.3)
Amounts recoverable from Northrop in future periods included as a component of recoverable from the U.S. government and other third parties for environmental remediation costs in the Consolidated Balance Sheet as of November 30, 2011	(35.7)

Potential future recoverable amounts available under the Northrop Agreement	$—

Our applicable cost estimates reached the cumulative limitation under the Northrop Agreement during the third quarter of fiscal 2010. Accordingly, subsequent to the third quarter of fiscal 2010, we will incur a higher percentage of expense related to additions to the Sacramento site and Baldwin Park Operable Unit (“BPOU”) site environmental reserve until an arrangement is reached with the U.S. government. While we are currently seeking an arrangement with the U.S. government to recover environmental expenditures in excess of the reimbursement ceiling identified in the Northrop Agreement, there can be no assurances that such a recovery will be obtained, or if not obtained, that such unreimbursed environmental expenditures will not have a materially adverse effect on our operating results, financial condition, and/or cash flows.

The inclusion of such environmental costs in our contracts with the U.S. government does impact our competitive pricing and earnings. We believe that this impact is partially mitigated by driving improvements and efficiencies across our operations and growing our manufacturing base as well as our ability to deliver innovative and quality products to our customers.

Under existing U.S. environmental laws, a Potentially Responsible Party (“PRP”) is jointly and severally liable, and therefore we are potentially liable to the government or other third parties for the full cost of remediating the contamination at our facilities or former facilities or at third-party sites where we have been designated as a PRP by the Environmental Protection Agency or state environmental agencies. The nature of environmental investigation and cleanup activities requires significant management judgment to determine the timing and amount of any estimated future costs that may be required for remediation measures. Further, environmental standards change from time to time. However, we perform quarterly reviews of these matters and accrue for costs associated with environmental remediation when it becomes probable that a liability has been incurred and the amount of the liability, usually based on proportionate sharing, can be reasonably estimated. These liabilities have not been discounted to their present value as the timing of cash payments is not fixed or reliably determinable.

We did not incur material capital expenditures for environmental control facilities in fiscal 2011 nor do we anticipate any material capital expenditures in fiscal 2012 and 2013. See Management’s Discussion and Analysis in Part II, Item 7 “Environmental Matters” of this Report for additional information.

Additional information on the risks related to environmental matters can be found under “Risk Factors” in Item 1A. of this report, including the material effects on compliance with environmental regulations that may impact our competitive position and operating results.

Employees

As of November 30, 2011, 12% of our 3,268 employees were covered by collective bargaining agreements. In June 2011, we entered into a new collective bargaining agreement with substantially all of our covered employees through June 2014. We believe that our relations with our employees are good.

Item 1A.	Risk Factors

The cancellation or material modification of one or more significant contracts could adversely affect our financial results.

Sales, directly and indirectly, to the U.S. government and its agencies accounted for approximately 93% of our total net sales in fiscal 2011. Our contracts typically permit the U.S. government to unilaterally modify or terminate a contract or to discontinue funding for a particular program at any time. The cancellation of one or more significant contracts and/or programs could have a material adverse effect on our ability to realize anticipated sales and profits. The cancellation of a contract, if terminated for cause, could also subject us to liability for the excess costs incurred by the U.S. government in procuring undelivered items from another source. If terminated for convenience, our recovery of costs would be limited to amounts already incurred or committed, and our profit would be limited to work completed prior to termination.

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

As a part of the Budget Control Act of 2011 or, the “Act” (Public Law 112-25) (the debt-ceiling and deficit-reduction compromise agreement signed into law on August 2, 2011), approximately $487 billion in defense spending cuts over the next ten years have been initiated in GFY 2012 appropriations measures and the GFY 2013 budget request. On January 5, 2012, President Obama, Secretary of Defense Leon Panetta and Chairman of the Joint Chiefs General Martin Dempsey unveiled the new military strategy that will guide and underpin the DoD’s budget decisions and global posture beginning with the GFY 2013 budget and over the next ten years. Specifics of the GFY 2013 defense cuts are anticipated to become public with the submission of the President’s Budget Request on February 6, 2012. Since the bicameral and bipartisan Congressional Joint Select Committee on Deficit Reduction created by the Act and charged with reducing the deficit by an additional $1.2 to $1.5 trillion over the ten years beginning with GFY 2013 failed to reach a compromise, additional mandatory spending caps will be triggered beginning in January 2013 if Congress and the Administration do not reach agreement on means to reduce the deficit by $1.2 trillion. Additional spending cuts that may be triggered include the potential for an additional $500 billion over nine years in defense cuts against overall Defense outlays for the period of well over $5 trillion. There remains a significant level of uncertainty and lack of detail available to predict specific future aerospace and defense spending.

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

In fiscal 2011, approximately 53% of our net sales was from fixed-price contracts. Under fixed-price contracts, we agree to perform specified work for a fixed price and realize all of the profit or loss resulting from variations in the costs of performing the contract. As a result, all fixed-price contracts involve the inherent risk of unreimbursed cost overruns. To the extent we were to incur unanticipated cost overruns on a program or platform subject to a fixed-price contract, our profitability would be adversely affected. Future profitability is subject to risks including the ability of suppliers to deliver components of acceptable quality on schedule and the successful implementation of automated tooling in production processes.

In fiscal 2011, approximately 41% of our net sales was from cost reimbursable contracts. Under cost reimbursable contracts, we agree to be reimbursed for allowable costs and be paid a fee. If our costs are in excess of the final target cost, fees and our margin may be adversely affected. If our costs exceed authorized contract funding or they do not qualify as allowable costs under applicable regulations, we will not be reimbursed for those costs. Cost overruns may adversely affect our financial performance and our ability to win new contracts.

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

Our success and growth in our Aerospace and Defense segment depends on our ability to execute longstanding programs and periodically secure new contracts.

Aerojet’s revenue is primarily derived form longstanding contracts (often sole source) where Aerojet is the long-term incumbent. The challenge for Aerojet is to utilize its technical, engineering, manufacturing and management skills to execute these programs well for the customer, to continue to innovate and refine its solutions, and to offer the customer increasing affordability in an era of fiscal restraint. Aeroject has a history of continuing to innovate even while operating in a sole source environment.

In sectors where there is competition, it can be intense. Many of our competitors have financial, technical, production, and other resources substantially greater than ours. Although the downsizing of the defense industry in the early 1990s resulted in a reduction in the aggregate number of competitors, the consolidation has also strengthened the capabilities of some of the remaining competitors. The U.S. government also has its own manufacturing capabilities in some areas. We may be unable to compete successfully with our competitors and our inability to do so could result in a decrease in sales, profits, and cash flows that we historically have generated from certain contracts. Further, the U.S. government may open to competition programs on which we are currently the sole supplier, which could have a material adverse effect on our operating results, financial condition, and/or cash flows.

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

We may expand our operations through acquisitions, which may divert management’s attention and expose us to unanticipated liabilities and costs. Also, acquisitions may increase our non-reimbursable costs. We may experience difficulties integrating any acquired operations, and we may incur costs relating to acquisitions that are never consummated.

Our business strategy may lead us to expand our Aerospace and Defense segment through acquisitions. However, our ability to consummate any future acquisitions on terms that are favorable to us may be limited by government regulations, the nu mber of attractive acquisition targets, internal demands on our resources, and our ability to obtain financing. Our success in integrating newly acquired businesses will depend upon our ability to retain key personnel, avoid diversion of management’s attention from operational matters, integrate general and administrative services and key information processing systems and, where necessary, re-qualify our customer programs. In addition, future acquisitions could result in the incurrence of additional debt, costs, and/or contingent liabilities. We may also incur costs and divert management attention to acquisitions that are never consummated. Integration of acquired operations may take longer, or be more costly or disruptive to our business, than originally anticipated.

Although we undertake a due diligence investigation of each business that we have acquired or may acquire, there may be liabilities of the acquired companies that we fail to, or were unable to, discover during the due diligence investigation and for which we, as a successor owner, may be responsible. In connection with acquisitions, we generally seek to minimize the impact of these types of potential liabilities through indemnities and warranties from the seller. However, these indemnities and warranties, if obtained, may not fully cover the liabilities due to limitations in scope, amount or duration, financial limitations of the indemnitor or warrantor, or other reasons.

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

Despite our implementation of security measures, our systems are vulnerable to damages from cyber-attacks, computer viruses, natural disasters, unauthorized access and other similar disruptions. Any system failure, successful cyber-attack, accident or security breach could result in disruptions to our operations. To the extent that any disruptions or security breach results in a loss or damage to our data, inappropriate disclosure of confidential information, or negative publicity, it could harm our business. In addition, we may be required to incur significant costs to protect against damage caused by these disruptions or security breaches in the future.

Our implementation of an enterprise resource planning (“ERP”) system may adversely affect our business and results of operations or the effectiveness of internal control over financial reporting.

In fiscal 2011, we began implementing a new ERP system that will deliver a new generation of information systems and work processes. ERP implementations are complex and very time-consuming projects that involve substantial expenditures on system software and implementation activities that take several years. If we do not effectively implement the ERP system or if the system does not operate as intended, it could adversely affect financial reporting systems, our ability to produce financial reports, and/or the effectiveness of internal control over financial reporting.

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

We use a significant quantity of raw materials that are highly dependent on market fluctuations and government regulations. Further, as a U.S. government contractor, we are often required to procure materials from suppliers capable of meeting rigorous customer and government specifications. As market conditions change for these companies, they often discontinue materials with low sales volumes or profit margins. We are often forced to either qualify new materials or pay higher prices to maintain the supply. To date we have been successful in establishing replacement materials and securing customer funding to address specific qualification needs of the programs.

The supply of ammonium perchlorate, a principal raw material used in solid propellant, is limited to a single source that supplies the entire domestic solid propellant industry and actual pricing is based on the total industry demand. The slowdown and final close out of the Space Shuttle Program has reduced the total national demand, resulting in significant unit price increases. Pricing appears to be stabilizing with recent decisions from NASA to continue Space Launch System Heavy Lift Vehicle program and the DoD to require the use of domestic ammonium perchlorate. Primarily, price risk was foreseen and appropriate contract language is in place to compensate for market volatility for this product.

We are also impacted, as is the rest of the industry, by fluctuations in the prices and lead-times of raw materials used in production on various fixed-price contracts. We continue to experience volatility in the price and lead-times of certain commodity metals, primarily steel and aluminum. The schedules and pricing of titanium mill products have reduced recently but remain well above historical levels. Additionally, we may not be able to continue to negotiate with our customers for economic and/or price adjustment clauses tied to commodity indices to reduce program impact. The DoD also continues to rigorously enforce the provisions of the “Berry Amendment” (DFARS 225-7002, 252.225-7014) which imposes a requirement to procure certain strategic materials critical to national security only from U.S. sources. While availability has not been a significant issue, cost remains a concern as this industry continues to quote “price in effect” at time of shipment terms, increasing the cost risk to our programs.

Prolonged disruptions in the supply of any of our key raw materials, difficulty qualifying new sources of supply, implementing use of replacement materials or new sources of supply, and/or a continuing volatility in the prices of raw materials could have a material adverse effect on our operating results, financial condition, and/or cash flows.

Our pension plan is currently underfunded and we expect to be required to make cash contributions in future periods, which may reduce the cash available for our businesses.

As of the last measurement date at November 30, 2011, our total defined benefit pension plan assets, total projected benefit obligations, and unfunded pension obligation for our qualified pension plan were approximately $1,296.8 million, $1,550.4 million, and $236.4 million, respectively. The Pension Protection Act (the “PPA”) requires underfunded pension plans to improve their funding ratios within prescribed intervals based on the funded status of the plan as of specified measurement dates. Our funded ratio as of November 30, 2010 under the PPA for our tax-qualified defined benefit pension plan was 96.2% which was above the 96.0% funding target ratio required under the PPA. The required funded ratio to be met as of the November 30, 2011 measurement date is 100%. While the final calculated PPA funded ratio as of November 30, 2011 is expected to be completed in the second half of 2012, we do not anticipate meeting the 100% requirement which could trigger funding requirements in the future, but not prior to 2013, which is the earliest possible date funding would be required. We do not expect to make significant contributions to the tax-qualified defined benefit pension plan in 2012. See additional discussion at Note 6 in Notes to Consolidated Financial Statements.

We have accumulated $59.5 million in prepayment credits as of November 30, 2011. Companies may prepay contributions and, under certain circumstances, use those prepayment credits to satisfy the required funding of the pension plan’s annual required contribution thereby allowing companies to defer cash payments into the pension plan.

Further, with the Office of Federal Procurement Policy issuance of the final rule harmonizing Cost Accounting Standard (“CAS”) 412, Composition and Measurement of Pension Cost, and CAS 413, Adjustment and Allocation of Pension Cost with the PPA, on December 27, 2011, we expect to recover portions of any required pension funding through our government contracts on a more favorable basis. We are currently evaluating the impact of the harmonization of CAS 412 and CAS 413 on our financial statements.

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

We are subject to federal, state and local laws and regulations that, among other things, require us to obtain permits to operate and install pollution control equipment and regulate the generation, storage, handling, transportation, treatment, and disposal of hazardous and solid wastes. These requirements may become more stringent in the future. Additional regulations dictate how and to what level we remediate contaminated soils and the level to which we are required to clean contaminated groundwater. These requirements may also become more stringent in the future. We may also be subject to fines and penalties relating to the operation of our existing and formerly owned businesses. We have been and are subject to toxic tort and asbestos lawsuits as well as other third-party lawsuits, due to either our past or present use of hazardous substances or the alleged on-site or off-site contamination of the environment through past or present operations. We may incur material costs in defending these claims and lawsuits and any similar claims and lawsuits that may arise in the future. Contamination at our current and former properties is subject to investigation and remediation requirements under federal, state and local laws and regulations, and the full extent of the required remediation has not yet been determined. Any adverse judgment or cash outlay could have a significant adverse effect on our operating results, financial condition, and/or cash flows.

Although some of our environmental costs may be recoverable and we have established reserves, given the many uncertainties involved in assessing liability for environmental claims, our reserves may not be sufficient, which could adversely affect our financial results.

As of November 30, 2011, the aggregate range of our environmental costs was $190.6 million to $333.7 million and the accrued amount was $190.6 million, of which $181.4 million relates to Aerojet sites and $9.2 million relates to non-Aerojet sites. We believe the accrued amount for future remediation costs represents the costs that could be incurred by us over the contractual term, if any, or the next fifteen years of the estimated remediation, to the extent they are probable and reasonably estimable. However, in many cases the nature and extent of the required remediation has not yet been determined. Given the many uncertainties involved in assessing liability for environmental claims, our reserves may prove to be insufficient. We evaluate the adequacy of those reserves on a quarterly basis, and they could change. In addition, the reserves are based only on known sites and the known contamination at those sites. It is possible that additional sites needing remediation may be identified or that unknown contamination at previously identified sites may be discovered. It is also possible that the regulatory agencies may change clean-up standards for chemicals of concern such as ammonium perchlorate and trichloroethylene. This could lead to additional expenditures for environmental remediation in the future and, given the uncertainties involved in assessing liability for environmental claims, our reserves may prove to be insufficient.

Most of our environmental costs are incurred by our Aerospace and Defense segment, and certain of these costs are allowable to be included in our contracts with the U.S. government or reimbursable by Northrop. Prior to the third quarter of fiscal 2010, approximately 12% of such costs related to our Sacramento site and our former Azusa site were charged to the consolidated statements of operations. Subsequent to the third quarter of fiscal 2010, because we reached the reimbursement ceiling under the Northrop Agreement, approximately 37% of such costs are expensed to the consolidated statements of operations. However, we are seeking to amend our agreement with the U.S. government to increase the amount allocable to U.S. government contracts. There can be no assurances that we will be successful in this pursuit.

Our environmental expenses related to non-Aerojet sites are generally not recoverable and a significant increase in these estimated environmental expenses could have a significant adverse effect on our operating results, financial condition, and/or cash flows.

We are from time to time subject to significant litigation, the outcome of which could adversely affect our financial results.

We and our subsidiaries are subject to material litigation. We may be unsuccessful in defending or pursuing these lawsuits or claims. Regardless of the outcome, litigation can be very costly and can divert management’s efforts. Adverse outcomes in litigation could have a material adverse effect on our operating results, financial condition, and/or cash flows.

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

Our inability to protect our patents and proprietary rights could adversely affect our businesses’ prospects and competitive positions.

We seek to protect proprietary technology and inventions through patents and other proprietary-right protection. If we are unable to obtain or maintain these protections, we may not be able to prevent third parties from using our proprietary rights. In addition, we may incur significant expense in protecting our intellectual property.

We also rely on trade secrets, proprietary know-how and continuing technological innovation to remain competitive. We have taken measures to protect our trade secrets and know-how, including the use of confidentiality agreements with our employees, consultants and advisors. These agreements may be breached and remedies for a breach may not be sufficient to compensate us for damages incurred. We generally control and limit access to our product documentation and other proprietary information. Other parties may independently develop our know-how or otherwise obtain access to our technology.

Business disruptions could seriously affect us.

Our business may be affected by disruptions including, but not limited to: threats to physical security of our facilities and employees, including senior executives; terrorist acts; information technology attacks or failures; damaging weather or other acts of nature; and pandemics or other public health crises. The costs related to these events may not be fully mitigated by insurance or other means. Disruptions could affect our internal operations or services provided to customers, which could have a material adverse effect on our operating results, financial condition, and/or cash flows.

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

We have a substantial amount of debt. Our ability to operate is limited by the agreements governing our debt.

We have a substantial amount of debt for which we are required to make interest and principal payments. Interest on long-term financing is not a recoverable cost under our U.S. government contracts. As of November 30, 2011, we had $326.4 million of debt. Subject to the limits contained in some of the agreements governing our outstanding debt, we may incur additional debt in the future.

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

•	limit our flexibility in planning for, or reacting to, changes in the industries in which we compete;

•	place us at a competitive disadvantage with respect to our competitors, some of which have lower debt service obligations and greater financial resources than we do;

•	limit our ability to borrow additional funds;

•	limit our ability to expand our operations through acquisitions; and

•	increase our vulnerability to general adverse economic and industry conditions.

If we are unable to generate sufficient cash flow to service our debt and fund our operating costs, our liquidity may be adversely affected.

We are obligated to comply with financial and other covenants outlined in our debt indentures and agreements that could restrict our operating activities. A failure to comply could result in a default under our second amended and restated credit agreement (the “Senior Credit Facility”) which would, if not waived by the lenders which likely would come with substantial cost, accelerate the payment of our debt. A payment default under the Senior Credit Facility could result in cross defaults on our 9 1/2% Senior Subordinated Notes (“9 1/2% Notes”), and 4.0625% Convertible Subordinated Debentures (“4 1/16% Debentures”).

Our debt instruments generally contain various restrictive covenants which include, among others, provisions which may restrict our ability to:

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

Based on our existing debt agreements, we were in compliance with our financial and non-financial covenants as of November 30, 2011. Any of the covenants described in this risk factor may restrict our operations and our ability to pursue potentially advantageous business opportunities. Our failure to comply with these covenants could also result in an event of default that, if not cured or waived, could result in the acceleration of the Senior Credit Facility, 9 1/2% Notes, and 4 1/16% Debentures. In addition, our failure to pay principal and interest when due is a default under the Senior Credit Facility, and in certain cases, would cause cross defaults on the 9 1/2% Notes and 4 1/16% Debentures. We have limited collateral available for additional financing due to the fact that our indebtedness under the Senior Credit Facility is collateralized by (i) all equity interests owned or held by the Company and Aerojet, including interests in the Company’s Easton Development Company, LLC subsidiary (“Easton”) and 66% of the voting stock (and 100% of the non-voting stock) of all present and future first-tier foreign subsidiaries of the Company and Aerojet, (ii) substantially all of the tangible and intangible personal property and assets of the Company and Aerojet; and (iii) certain real property owned by the Company and Aerojet located in Orange, Virginia and Redmond, Washington. The Company’s real property located in California, including the real estate holdings of Easton, is excluded from collateralization under the Senior Credit Facility.

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

If unfavorable economic or other conditions continue in the region, our plans and business strategy could be adversely affected.

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

Our business has a continuing need to attract large numbers of skilled personnel, including personnel holding security clearances, to support the growth of the enterprise and to replace individuals who have terminated employment due to retirement or for other reasons. To the extent that the demand for qualified personnel exceeds supply, we could experience higher labor, recruiting, or training costs in order to attract and retain such employees, or could experience difficulties in performing under our contracts if our needs for such employees were unmet. In addition, our inability to appropriately plan for the transfer or replacement of appropriate intellectual capital and skill sets critical to us could result in business disruptions and impair our ability to achieve business objectives.

A strike or other work stoppage, or our inability to renew collective bargaining agreements on favorable terms, could adversely affect our financial results.

As of November 30, 2011, 12% of our 3,268 employees were covered by collective bargaining agreements. In June 2011, we entered into a new collective bargaining agreement with substantially all of our covered employees through June 2014. In the future, if we are unable to negotiate acceptable new agreements with the unions, upon expiration of the existing contracts, we could experience a strike or work stoppage. Even if we are successful in negotiating new agreements, the new agreements could call for higher wages or benefits paid to union members, which would increase our operating costs and could adversely affect our profitability. If our unionized workers were to engage in a strike or other work stoppage, or other non-unionized operations were to become unionized, we could experience a significant disruption of operations at our facilities or higher ongoing labor costs. A strike or other work stoppage in the facilities of any of our major customers or suppliers could also have similar effects on us.

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

Changes to generally accepted accounting principles in the United States of America arise from new and revised standards, interpretations, the potential requirement that U.S. registrants prepare financial statements in accordance with International Financial Reporting Standards, and other guidance issued by the Financial Accounting Standards Board (“FASB”), the SEC, and others. On December 27, 2011, the Office of Federal Procurement Policy issued its final rule harmonizing CAS 412, Composition and Measurement of Pension Cost, and CAS 413, Adjustment and Allocation of Pension Cost with the PPA. We are currently evaluating the impact of the harmonization of CAS 412 and CAS 413 on our financial statements. Further, our current Forward Pricing Rates (“FPRs”) did not yet reflect the full effect of the PPA and harmonized CAS 412 and 413 requirements at November 30, 2011. The PPA and harmonized CAS 412 and 413 funding requirements are expected to be incorporated into our FPRs in the first quarter of fiscal 2012.

Failure to maintain effective internal controls in accordance with the Sarbanes-Oxley Act of 2002 could negatively impact the market price of our common stock. “Out of period” adjustments could require us to restate or revise previously issued financial statements.

Effective internal controls are necessary for us to provide reliable financial reports and to effectively prevent fraud. We rely on numerous manual processes to manage our business, which increases our risk of having an internal control failure. The SEC, as directed by Section 404 of the Sarbanes-Oxley Act of 2002, adopted rules requiring public companies to include a report by management on the effectiveness of our internal control over financial reporting in our annual reports on Form 10-K. In addition, our independent registered public accounting firm must report on the effectiveness of the internal control over financial reporting. Although we review our internal control over financial reporting in order to ensure compliance with the Section 404 requirements, if we or our independent registered public accounting firm is not satisfied with our internal control over financial reporting or the level at which these controls are documented, designed, operated or reviewed, or if our independent registered public accounting firm interprets the requirements, rules and/or regulations differently from our interpretation, then they may issue a report that is qualified. This could result in an adverse reaction in the financial marketplace due to a loss of investor confidence in the reliability of our financial statements, which ultimately could negatively impact our stock price.

In addition, we have in the past recorded, and may in the future record, out of period adjustments to our financial statements. In making such adjustments we apply the analytical framework of SEC Staff Accounting Bulletin No. 99, “Materiality” (“SAB 99”), to determine whether the effect of any out of period adjustment to our financial statements is material and whether such adjustments, individually or in the aggregate, would require us to restate or revise our financial statements for previous periods. Under SAB 99, companies are required to apply quantitative and qualitative factors to determine the “materiality” of particular adjustments. We recorded out of period adjustments in fiscal 2011 and 2010 related to our income tax provision and in each instance determined that such adjustments were not material to the period in which the error originated or was corrected. In the future we may identify further out of period adjustments impacting our interim or annual financial statements. Depending upon the complete qualitative and quantitative analysis, this could result in us restating or revising previously issued financial statements.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Significant operating, manufacturing, research, design, and/or marketing locations are set forth below.

Facilities

Corporate Headquarters

GenCorp Inc.

2001 Aerojet Road

Rancho Cordova, California 95742

Operating/Manufacturing/Research/Design/Marketing Locations

Aerospace and Defense Aerojet-General Corporation Sacramento, California

Design/Manufacturing Facilities:

Camden, Arkansas*

Clearfield, Utah*

Gainesville, Virginia*

Huntsville, Alabama*

Jonesborough, Tennessee**

Orange, Virginia

Rancho Cordova, California (owned and leased)

Redmond, Washington

Socorro, New Mexico*

Vernon, California*

Woodland Hills, California*

Marketing/Sales Offices: Arlington, Virginia* Huntsville, Alabama* Washington, DC*
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

Groundwater Cases

South El Monte Operable Unit (“SEMOU”) Related Cases

In October 2002, Aerojet and approximately 65 other individual and corporate defendants were served with four civil suits filed in the U.S. District Court for the Central District of California that sought recovery of costs allegedly incurred or to be incurred in response to the contamination present at the South El Monte Operable Unit of the San Gabriel Valley Superfund site. The plaintiffs’ claims against Aerojet were based upon allegations of discharges from a former site in the El Monte area. Aerojet investigations did not identify a credible connection between the contaminants identified by the plaintiff water entities in the SEMOU and those detected at Aerojet’s former facility located in El Monte, California, near the SEMOU (“East Flair Drive site”). The cases served on October 30, 2002 were denominated as follows:

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

Southern California Water Company v. Aerojet-General Corporation, et al., Case No. CV-02-6340 ABC (RCx), U.S. District Court, Central District of CA.

The City of Monterey Park v. Aerojet-General Corporation, et al., Case No. CV-02-5909 ABC (RCx), U.S. District Court, Central District of CA.

The contamination in the SEMOU was also subject to a Unilateral Administrative Order (“UAO”) issued by the U.S. Environmental Protection Agency (“EPA”) naming Aerojet and approximately 40 other parties requiring them to conduct the remedial design and remedial action in the SEMOU.

These cases have been settled. Under the settlement, the Water Entities released Aerojet and the Company from liability for all groundwater contamination in the geographic confines of the SEMOU alleged to have originated from the East Flair Drive site. On August 19, 2011, the U.S. District Court approved and entered a partial consent decree between Aerojet, EPA, and the California Department of Toxic Substances Control (“DTSC”) which also resolved Aerojet’s liability under the UAO. On August 25, 2011, the Court granted Aerojet’s motion for good faith settlement conditioned upon the payment by Aerojet of its second settlement payment on or before December 5, 2011. The Court’s approval removes any contribution claims against Aerojet by other defendants. Aerojet paid the second settlement payment on December 5, 2011 and the Court’s Order took effect on December 8, 2011.

Sacramento County Water Agency (“SCWA”)

On July 1, 2009, the County of Sacramento (“County”) and SCWA filed a complaint against Aerojet and Boeing in the U.S. District Court for the Eastern District of California, in Sacramento, County of Sacramento; Sacramento County Water Agency v. Aerojet-General Corporation and The Boeing Corporation [sic], Civ. No. 2:09-at-1041. In the complaint, the County and SCWA alleged that because groundwater contamination from various sources including Aerojet, McDonnell Douglas Corporation (now Boeing Corporation), and the former Mather Air Force Base, was continuing, the County and SCWA should be awarded unspecified monetary damages as well as declaratory and equitable relief. Aerojet, Boeing, the County and SCWA reached a final settlement effective October 31, 2011 and Aerojet’s payment obligations under the settlement were fully satisfied in fiscal 2011. Expenditures associated with this matter are partially recoverable (See Note 7(c) and (d) of Notes to the Consolidated Financial Statements).

Sun Ridge LLC, et al. v. Aerojet-General Corporation, et al.

In December 2011, Aerojet received notice of a lawsuit styled Sun Ridge LLC, et al. v. Aerojet-General Corporation, et al., Case No. 34-2011-00114675, filed in Sacramento County Superior Court. The complaint, which also names McDonnell Douglas Corporation (now Boeing Corporation), was filed by owners of properties adjacent to the Aerojet property in Rancho Cordova, California and alleges damages attributable to contamination of groundwater including diminution of property value and increased costs associated with ensuring water supplies in connection with the real estate development. Aerojet has not been served with the complaint and is reviewing the allegations contained therein. In the event the lawsuit is served on Aerojet, the Company intends to defend itself vigorously. Since this matter is in the early stages, the Company is currently unable to reasonably estimate what the outcome of this complaint will be. Accordingly, no estimate of liability has been accrued for this matter at November 30, 2011.

Natural Resource Damage (“NRD”) Assessment Claim

The Company previously manufactured products for the automotive industry at a Toledo, Ohio site, which was adjacent to the Ottawa River. This facility was divested in 1990 and the Company indemnified the buyer for claims and liabilities arising out of certain pre-divestiture environmental matters. In August 2007, the Company, along with numerous other companies, received from the United States Department of Interior Fish and Wildlife Service a notice of a NRD Assessment Plan for the Ottawa River and Northern Maumee Bay. A group of PRPs, including the Company, was formed to respond to the NRD assessment and to pursue funding from the Great Lakes Legacy Act for primary restoration. The restoration project performed by the group consisted of river dredging and land-filling river sediments with a total project cost in the range of approximately $47 to $49 million, one half of which was funded through the Great Lakes Legacy Act and the net project costs to the PRP group was estimated at $23.5 to $24.5 million. The dredging of the river that began in December 2009 has been completed. In February 2011, the parties reached an agreement on allocation. As of November 30, 2011, the estimated range of the Company’s share of anticipated costs for the NRD matter was $2.1 million to $3.9 million and the accrued amount was $2.1 million which is included as a component of the Company’s environmental reserves. None of the expenditures related to this matter are recoverable. Still unresolved at this time is the actual NRD Assessment itself. It is not possible to predict the outcome, timing, or the financial impact of these types of assessments, which are typically long processes lasting several years.

Textileather, Inc. (“Textileather”)

In 2008, Textileather, the current owner of the former Toledo, Ohio site, filed a lawsuit against the Company claiming, among other things, that the Company failed to indemnify and defend Textileather for certain contractual environmental obligations. A second suit related to past and future Resource Conservation Recovery Act (“RCRA”) closure costs was filed in late 2009. On May 5, 2010, the District Court granted the Company’s Motion for Summary Judgment, thereby dismissing the claims in the initial action. Textileather has appealed to the Sixth Circuit Court of Appeals. Briefs have been filed and oral argument is scheduled for March 2, 2012. There are no District Court ordered dates in the second Textileather suit, but the parties are conducting informal discovery. As of November 30, 2011, the estimated anticipated costs and accrued amount for the Textileather matter was $2.1 million which is included as a component of the Company’s environmental reserves. None of the expenditures related to this matter are recoverable.

Asbestos Litigation

The Company has been, and continues to be, named as a defendant in lawsuits alleging personal injury or death due to exposure to asbestos in building materials, products, or in manufacturing operations. The majority of cases are pending in Texas and Pennsylvania. There were 146 asbestos cases pending as of November 30, 2011.

Given the lack of any significant consistency to claims (i.e., as to product, operational site, or other relevant assertions) filed against the Company, the Company is unable to make a reasonable estimate of the future costs of pending claims or unasserted claims. Accordingly, no estimate of future liability has been accrued for such contingencies.

The following table sets forth information related to asbestos litigation:

	Year Ended
	2011		2010		2009
	(Dollars in thousands)
Claims filed	28	***	27	**	27	*
Claims consolidated	—		—		23
Claims dismissed	20		15		25
Claims settled	3		5		2
Claims pending	146		141		134
Aggregate settlement costs	$70		$105		$35
Average settlement costs	$23		$21		$17

*	This number is net of two cases tendered to a third party under a contractual indemnity obligation.

**	This number is net of six cases tendered to a third party under a contractual indemnity obligation.

***	This number is net of one case tendered to a third party under a contractual indemnity obligation.

Legal and administrative fees for the asbestos cases for fiscal 2011, 2010 and 2009 were $0.4 million for all years presented.

Subpoenas Duces Tecum

On November 23, 2011, the Company and its wholly-owned subsidiary, Aerojet, entered into a settlement agreement with the U.S. Attorney in Sacramento, California, acting on behalf of the U.S. of America, in connection with a subpoena the Company received on January 6, 2010 relating to the allowability of certain costs under its U.S. Government-related prime and subcontracts. In connection with the settlement, the Company paid $3.3 million in fiscal 2011 and agreed not to seek reimbursement for the costs of the investigation and defense of this issue. The investigation focused on certain corporate costs incurred with respect to proxy expenses in 2004 and 2006. The Company cooperated fully with the investigation.

On September 23, 2010, the Company received a subpoena duces tecum from the U.S. Army Criminal Investigation Command, acting on behalf of the Office of the Inspector General of the DoD, requesting that the Company produce a variety of documents pertaining to the use of certain cost estimating factors under its contracts with the DoD. The investigation is still in the early stages and no financial demand has been made; accordingly, the Company is currently unable to reasonably estimate what the outcome of this civil investigation will be or the impact, if any, the investigation may have on the Company’s operating results, financial condition, and/or cash flows. Accordingly, no estimate of future liability has been accrued for at November 30, 2011. The Company has and continues to cooperate fully with the investigation and is responding to the subpoena.

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

As of January 23, 2012, there were 7,907 holders of record of the common stock. On January 23, 2012, the last reported sale price of our common stock on the New York Stock Exchange was $5.45 per share.

Our Senior Credit Facility and 9 1/2% Notes (described in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations under the caption “Liquidity and Capital Resources”) restrict the payment of dividends and we do not anticipate paying cash dividends in the foreseeable future.

Information concerning long-term debt, including material restrictions relating to payment of dividends on our common stock appears in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations under the caption “Liquidity and Capital Resources” and in Part II, Item 8. Consolidated Financial Statements and Supplementary Data at Note 5 in Notes to Consolidated Financial Statements. Information concerning securities authorized for issuance under our equity compensation plans appears in Part III, Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters under the caption “Equity Compensation Plan Information.”

Common Stock

Our common stock is quoted on the New York Stock Exchange under the trading symbol “GY.” The following table lists, on a per share basis for the periods indicated, the high and low sale prices for the common stock as reported by the New York Stock Exchange:

	Common Stock Price
Year Ended November 30,	High	Low
2011
First Quarter	$5.40	$4.95
Second Quarter	$7.09	$5.07
Third Quarter	$6.58	$3.93
Fourth Quarter	$5.44	$3.74
2010
First Quarter	$8.55	$3.45
Second Quarter	$6.74	$4.30
Third Quarter	$5.72	$4.20
Fourth Quarter	$5.46	$4.45

Stock Performance Graph

The following graph compares the cumulative total shareholder returns on $100 invested in our Common Stock in November 2006 with the cumulative total return of (i) the Standard & Poor’s 500 Composite Stock Price Index (“S&P 500 Index”), and (ii) the Standard & Poor’s 500 Aerospace & Defense Index. The stock price performance shown on the graph is not necessarily indicative of future performance.

Comparison of Cumulative Total Shareholder Return

Among GenCorp, S&P 500 Index, and the S&P 500 Aerospace & Defense Index,

November 2006 through November 2011

Comparison of Cumulative Five Year Total Return

	Base Period 2006	As of November 30,
Company/Index		2007	2008	2009	2010	2011
GenCorp Inc.	$100.00	$87.62	$20.71	$56.55	$35.55	$39.39
S&P 500 Index	100.00	107.72	66.69	83.62	91.93	99.13
S&P 500 Aerospace & Defense	100.00	121.01	70.34	92.59	104.99	114.08

Item 6.	Selected Financial Data

The following selected financial data is qualified by reference to and should be read in conjunction with the Consolidated Financial Statements, including the Notes thereto in Item 8. Consolidated Financial Statements and Supplementary Data, and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	Year Ended
	2011	2010	2009	2008	2007
	(In millions, except per share amounts)
Net sales	$918.1	$857.9	$795.4	$742.3	$745.4
Net income (loss):
Income (loss) from continuing operations, net of income taxes	$2.9	$6.0	$58.9	$(5.1)	$34.9
Income (loss) from discontinued operations, net of income taxes	—	0.8	(6.7)	(0.1)	27.9

Net income (loss)	$2.9	$6.8	$52.2	$(5.2)	$62.8

Basic earnings (loss) per share of Common Stock
Income (loss) from continuing operations, net of income taxes	$0.05	$0.11	$1.00	$(0.09)	$0.62
Income (loss) from discontinued operations, net of income taxes	—	0.01	(0.11)	—	0.50

Total	$0.05	$0.12	$0.89	$(0.09)	$1.12

Diluted earnings (loss) per share of Common Stock
Income (loss) from continuing operations, net of income taxes	$0.05	$0.11	$0.96	$(0.09)	$0.62
Income (loss) from discontinued operations, net of income taxes	—	0.01	(0.10)	—	0.43

Total	$0.05	$0.12	$0.86	$(0.09)	$1.05

Other financial data:
Total assets	$939.5	$991.5	$934.9	$1,004.5	$993.8
Long-term debt, including current maturities	$326.4	$392.7	$421.6	$416.1	$414.9

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We are a manufacturer of aerospace and defense products and systems with a real estate segment that includes activities related to the re-zoning, entitlement, sale, and leasing of our excess real estate assets. We develop and manufacture propulsion systems for defense and space applications, and armaments for precision tactical and long range weapon systems applications.

A summary of the significant financial highlights for fiscal 2011 which management uses to evaluate our operating performance and financial condition is presented below.

•	Net sales for fiscal 2011 increased to $918.1 million from $857.9 million for fiscal 2010.

•	Net income for fiscal 2011 was $2.9 million, or $0.05 diluted income per share, compared to a net income of $6.8 million, or $0.12 diluted income per share, for fiscal 2010.

•	Adjusted EBITDAP (Non-GAAP measure) for fiscal 2011 was $115.4 million or 12.6% of net sales, compared to $110.7 million or 12.9% of net sales, for fiscal 2010.

•

Segment performance (Non-GAAP measure) before environmental remediation provision adjustments, retirement benefit plan expense, and unusual items was $114.2 million for fiscal 2011, compared to $104.9 million for fiscal 2010.

•	Cash provided by operating activities in fiscal 2011 totaled $76.8 million, compared to $148.1 million in fiscal 2010.

•	Free cash flow (Non-GAAP measure) in fiscal 2011 totaled $55.7 million, compared to $131.2 million in fiscal 2010.

•	As of November 30, 2011, we had $138.4 million in net debt (Non-GAAP measure) compared to $188.5 million as of November 30, 2010.

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

Some of the significant challenges we face are as follows: dependence upon government programs and contracts, future reductions or changes in U.S. government spending in our industry, environmental matters, capital structure, an underfunded pension plan, and implementation of our ERP system. These matters are discussed in more detail below.

Major Customers

The principal end user customers of our products and technology are agencies of the U.S. government. Since a majority of our sales are, directly or indirectly, to the U.S. government, funding for the purchase of our products and services generally follows trends in U.S. aerospace and defense spending.

Customers that represented more than 10% of net sales for the fiscal years presented are as follows:

	Year Ended
	2011	2010	2009
Raytheon	36%	37%	31%
Lockheed Martin	28	27	26

Sales in fiscal 2011, 2010, and 2009 directly and indirectly to the U.S. government and its agencies, including sales to our significant customers discussed above, totaled $855.8 million, $786.1 million, and $701.3 million, respectively. The Standard Missile program, which is included in the U.S. government sales, represented 24%, 26%, and 22% of net sales for fiscal 2011, 2010, and 2009, respectively. The demand for certain of our services and products is directly related to the level of funding of government programs.

Industry Update

For the Government Fiscal Year (“GFY”) ending September 30, 2012 and beyond, federal department/agency budgets are expected to remain under severe pressure due to the financial impacts from spending cap agreements contained in the Budget Control Act of 2011, as well as from ongoing military operations and the cumulative effects of annual federal budget deficits and rising U.S. federal debt. As a result, the DoD budget is expected to decrease by $21 billion for GFY 2012 relative to the Administration requested level and by $46 billion in the GFY 2013 budget request to be submitted by the Administration in February 2012. The NASA budget will decline by $924 million for GFY 2012 relative to the Administration’s requested level and is expected to decline slightly for GFY 2013.

Nevertheless, Aerojet is well-positioned to benefit from continued DoD investment in high priority transformational systems that address current war fighting requirements, the recapitalization of weapon systems and equipment expended during combat operations in the Middle East, and systems that meet new worldwide threats. The Administration has indicated a commitment to maintain adequate, albeit lower levels of funding for the DoD than those experienced during the height of conflicts in the Middle East while building defense capabilities for the 21st century. Priority areas that impact our products include: fully equipping U.S. forces for the missions they face; maintaining situational awareness; preserving air supremacy; maintaining forces at sea; ensuring access to and freedom of space; and developing pragmatic and cost effective missile defense systems.

In 2010, the NASA Authorization Act took effect impacting GFYs 2011-2013. The Authorization Act aimed to: safely retire the Space Shuttle; extend the International Space Station through 2020; continue the development of the multipurpose crew exploration vehicle; build a new heavy lift launch vehicle; invest in new space technologies; and sustain and grow the science and aeronautics programs at NASA. We are well-positioned to succeed among our competitors due to our diverse offerings, innovative technologies, and existing contracts with both traditional and emerging launch providers. Additionally, we are the main propulsion provider for the multipurpose crew vehicle and plan to compete for elements of the newly announced heavy lift launch vehicle. However, funding levels for both GFY 2011 and GFY 2012 were both below the authorized level, and we anticipate this trend continuing in GFY 2013.

As a part of the Budget Control Act of 2011 (Public Law 112-25) (the debt-ceiling and deficit-reduction compromise agreement signed into law on August 2, 2011), approximately $487 billion in defense spending cuts over the next ten years have been initiated in GFY 2012 appropriations measures and the GFY 2013 budget request. On January 5, 2012, President Obama, Secretary of Defense Leon Panetta and Chairman of the Joint Chiefs General Martin Dempsey unveiled the new military strategy that will guide and underpin the DoD’s budget decisions and global posture beginning with the GFY 2013 budget and over the next ten years. Specifics of the GFY 2013 defense cuts are anticipated to become public with the submission of the President’s Budget Request on February 6, 2012. Since the bicameral and bipartisan Congressional Joint Select Committee on Deficit Reduction created by the Act and charged with reducing the deficit by another $1.2 to $1.5 trillion over the ten years beginning with GFY 2013 failed to reach a compromise, additional mandatory spending caps will be triggered beginning in January 2013 if Congress and the Administration do not reach agreement on means to reduce the deficit by $1.2 trillion. Additional spending cuts that may be triggered include the potential for an additional $500 billion over nine years in defense cuts against overall Defense outlays for the period of well over $5 trillion. There remains a significant level of uncertainty and lack of detail available to predict specific future aerospace and defense spending.

Environmental Matters

Our current and former business operations are subject to, and affected by, federal, state, local, and foreign environmental laws and regulations relating to the discharge, treatment, storage, disposal, investigation, and remediation of certain materials, substances, and wastes. Our policy is to conduct our business with due regard for the preservation and protection of the environment. We continually assess compliance with these regulations and we believe our current operations are materially in compliance with all applicable environmental laws and regulations.

As of November 30, 2011, the aggregate range of our anticipated environmental costs was $190.6 million to $333.7 million and the accrued amount was $190.6 million. See Note 7(d) of the Notes to Consolidated Financial Statements for a summary of the environmental reserve activity for fiscal 2011.

Most of our environmental costs are incurred by our Aerospace and Defense segment, and certain of these costs are allowable to be included in our contracts with the U.S. government or reimbursable by Northrop. Prior to the third quarter of fiscal 2010, approximately 12% of such costs related to our Sacramento site and our former Azusa site were charged to the consolidated statements of operations. Subsequent to the third quarter of fiscal 2010, because we reached the reimbursement ceiling under the Northrop Agreement, approximately 37% of such costs are expensed to the consolidated statements of operations. However, we are seeking to amend our agreement with the U.S. government to increase the amount allocable to U.S. government contracts. There can be no assurances that we will be successful in this pursuit.

The inclusion of such environmental costs in our contracts with the U.S. government does impact our competitive pricing and earnings; however, we believe that this impact is mitigated by driving improvements and efficiencies across our operations as well as our ability to deliver innovative and quality products to our customers.

Capital Structure

We have a substantial amount of debt for which we are required to make interest and principal payments. Interest on long-term financing is not a recoverable cost under our U.S. government contracts. As of November 30, 2011 and 2010, we had $326.4 million and $396.7 million of debt principal, respectively.

Retirement Benefits

As of the last measurement date at November 30, 2011, our total defined benefit pension plan assets, total projected benefit obligations, and unfunded pension obligation for our qualified pension plan were approximately $1,296.8 million, $1,550.4 million, and $236.4 million, respectively. The Pension Protection Act (the “PPA”) requires underfunded pension plans to improve their funding ratios within prescribed intervals based on the funded status of the plan as of specified measurement dates. Our funded ratio as of November 30, 2010 under the PPA for our tax-qualified defined benefit pension plan was 96.2% which was above the 96.0% funding target ratio required under the PPA. The required funded ratio to be met as of the November 30, 2011 measurement date is 100%. While the final calculated PPA funded ratio as of November 30, 2011 is expected to be completed in the second half of 2012, we do not anticipate meeting the 100% requirement which could trigger funding requirements in the future, but not prior to 2013, which is the earliest possible date funding would be required. We do not expect to make significant contributions to the tax-qualified defined benefit pension plan in 2012. See additional discussion at Note 6 in Notes to Consolidated Financial Statements.

We have accumulated $59.5 million in prepayment credits as of November 30, 2011. Companies may prepay contributions and, under certain circumstances, use those prepayment credits to satisfy the required funding of the pension plan’s annual required contribution thereby allowing companies to defer cash payments into the pension plan.

Further, with the Office of Federal Procurement Policy issuance of the final rule harmonizing CAS 412, Composition and Measurement of Pension Cost, and CAS 413, Adjustment and Allocation of Pension Cost with the PPA, on December 27, 2011, we expect to recover portions of any required pension funding through our government contracts on a more favorable basis. We are currently evaluating the impact of the harmonization of CAS 412 and CAS 413 on our financial statements.

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

Implementation of ERP System

During fiscal 2010, we conducted a thorough review of the business to assess the effectiveness of our current business processes and supporting information systems. After extensive study and analysis, we determined that there are many potential benefits from the investment in a state-of-the-art ERP system. The benefits will be achieved through the integration of our data and processes into one single system based upon industry best business practices.

We engaged a consulting firm to work with us to evaluate which ERP system would provide us with the best business value while maximizing the long-term benefits. The analysis included multiple factors such as how the system would improve operational affordability, organizational alignment, transactional efficiency, and flexibility to adapt to future business opportunities. We selected Oracle as our ERP solution and work began on the project in fiscal 2011.

We have committed a full-time cross-functional team of employees to work with our ERP partner and our systems integrator. This team is responsible for ensuring that the system configuration is consistent with our business requirements and best business practices, coordinating data migration, addressing change management issues, testing controls, resolving implementation issues and developing a user training program. We anticipate the one-time cost of implementation, both capital and expense, will range from $27 million to $30 million, consisting primarily of software and hardware costs, system integrator costs, internal labor costs, and data migration. We anticipate completing the ERP project by the first quarter of 2013. Through December 2011, we have expended $10.6 million of our one-time implementation costs of which $9.0 million represents capital.

We expect that the new ERP system will provide reliable, transparent, and real-time data access providing us with the opportunity to make better and faster business decisions. We expect the integration among various functional areas will lead to improved communication, productivity and efficiency. These improvements should enhance our ability to respond to our customers’ needs and lead to increased customer satisfaction. Other advantages we expect to realize by centralization of our current systems into an ERP system are to eliminate the problem of synchronizing changes between multiple systems, improve coordination of business processes that cross functional boundaries and provide a top-down view of the enterprise.

Results of Operations

	Year Ended
	2011	2010	2009
	(In millions)
Net sales	$918.1	$857.9	$795.4
Operating costs and expenses:
Cost of sales (exclusive of items shown separately below)	799.3	753.9	674.0
Selling, general and administrative	40.9	26.7	10.2
Depreciation and amortization	24.6	27.9	25.7
Other expense, net	8.9	8.5	2.9
Unusual items
Executive severance agreements	—	1.4	3.1
Loss on bank amendment	1.3	0.7	0.2
Loss on debt repurchased	0.2	1.2	—
Loss on legal matters and settlements	4.1	2.8	1.3
Gain on legal settlement	—	(2.7)	—

Total operating costs and expenses	879.3	820.4	717.4
Operating income	38.8	37.5	78.0
Non-operating (income) expense
Interest expense	30.8	37.0	38.6
Interest income	(1.0)	(1.6)	(1.9)

Total non-operating expense, net	29.8	35.4	36.7
Income from continuing operations before income taxes	9.0	2.1	41.3
Income tax provision (benefit)	6.1	(3.9)	(17.6)

Income from continuing operations	2.9	6.0	58.9
Income (loss) from discontinued operations, net of income taxes	—	0.8	(6.7)

Net income	$2.9	$6.8	$52.2

Net Sales

	Year Ended			Year Ended
	2011	2010	Change*	2010	2009	Change**
	(In millions)
Net sales	$918.1	$857.9	$60.2	$857.9	$795.4	$62.5

*

Primary reason for change.    The increase in net sales was primarily due to the following: (i) an increase of $27.7 million in the various air-breathing propulsion programs primarily due to the prior year’s awards on SSST and T3 contracts; (ii) awards received in fiscal 2010 on the Hawk program resulting in $24.8 million of additional net sales; and (iii) awards received in fiscal 2010 on the Bomb Live Unit — 129B composite case resulting in $22.2 million of additional net sales. The increase in net sales was partially offset by a decrease of $22.0 million on the Orion program due to NASA funding constraints.

**

Primary reason for change.    The increase in net sales in fiscal 2010 compared to fiscal 2009 was primarily due to the following: (i) an increase of $46.6 million in the various Standard Missile programs primarily related to awards received in fiscal 2009 on the divert and attitude control system contracts; (ii) increased deliveries on the GMLRS program generating $19.9 million of additional net sales; and (iii) the release of NASA funding constraints on the Orion crew module and service module propulsion program generating $18.0 million of additional net sales. The increase in net sales was partially offset by a decline in deliveries of rocket motors under the Atlas V program in fiscal 2010 of $21.4 million compared to the prior year.

During fiscal 2011, approximately 53% of our net sales were from fixed-price contracts, 41% from cost reimbursable contracts, and 6% from other sales including commercial contracts and real estate activities. During fiscal 2010, approximately 50% of our net sales were from fixed-price contracts, 43% from cost reimbursable contracts, and 7% from other sales including commercial contracts and real estate activities. During fiscal 2009, approximately 51% of our net sales were from fixed-price contracts, 37% from cost reimbursable contracts, and 12% from other sales including commercial contracts and real estate activities.

Cost of Sales (exclusive of items shown separately below)

	Year Ended			Year Ended
	2011	2010	Change*	2010	2009	Change**
	(In millions, except percentage amounts)
Cost of sales (exclusive of items shown separately below)	$799.3	$753.9	$45.4	$753.9	$674.0	$79.9
Percentage of net sales	87.1%	87.9%		87.9%	84.7%
Components of cost of sales:
Cost of sales excluding retirement benefit expense (benefit)	$778.3	$724.6	$53.7	$724.6	$681.9	$42.7
Retirement benefit plan expense (benefit)	21.0	29.3	(8.3)	29.3	(7.9)	37.2

Cost of sales	$799.3	$753.9	$45.4	$753.9	$674.0	$79.9

*

Primary reason for change.    The decrease in costs of sales as a percentage of net sales was primarily driven by lower non-cash aerospace and defense retirement benefit plan expense of $8.3 million. See discussion of “Retirement Benefit Plans” below.

**

Primary reason for change.    The increase in costs of sales as a percentage of net sales was primarily due to an increase of $37.2 million of non-cash aerospace and defense retirement benefit plan expense in the fiscal 2010 compared to the prior period. See discussion of “Retirement Benefit Plans” below. The increase in retirement benefit plan expense was partially offset by overall improvement in contract performance due to lower overhead expenses and higher sales. The decrease in overhead costs in fiscal 2010 is a result of cost saving initiatives implemented by management.

Selling, general and administrative (“SG&A”)

	Year Ended			Year Ended
	2011	2010	Change*	2010	2009	Change**
	(In millions, except percentage amounts)
SG&A	$40.9	$26.7	$14.2	$26.7	$10.2	$16.5
Percentage of net sales	4.5%	3.1%		3.1%	1.3%
Components of SG&A:
SG&A excluding retirement benefit expense (benefit) and stock based compensation	$11.8	$13.7	$(1.9)	$13.7	$11.3	$2.4
Retirement benefit plan expense (benefit)	25.4	12.6	12.8	12.6	(4.0)	16.6
Stock based compensation	3.7	0.4	3.3	0.4	2.9	(2.5)

SG&A	$40.9	$26.7	$14.2	$26.7	$10.2	$16.5

*

Primary reason for change.    The increase in SG&A expense is primarily due to an increase of $12.8 million of non-cash corporate retirement benefit plan expenses. See discussion of “Retirement Benefit Plans” below. Additionally, stock-based compensation increased by $3.3 million in the current period compared to the prior period primarily due to changes in the fair value of the stock appreciation rights and stock awards granted in November 2010 and March 2011.

**

Primary reason for change.    The increase in SG&A expense was primarily due to an increase of $16.6 million of non-cash corporate retirement benefit plan expense. See discussion of “Retirement Benefit Plans” below.

Depreciation and amortization

	Year Ended			Year Ended
	2011	2010	Change*	2010	2009	Change**
	(In millions)
Depreciation and amortization	$24.6	$27.9	$(3.3)	$27.9	$25.7	$2.2

*

Primary reason for change.    The decrease in depreciation and amortization is primarily related to the $1.6 million write-down of a long-lived asset in the fourth quarter of fiscal 2010 and the determination to shorten the estimated useful life on an automotive program’s manufacturing equipment in the fourth quarter of fiscal 2010.

**

Primary reason for change.    The increase was primarily due to an increase in capital expenditures in fiscal 2010 and the determination to shorten the estimated useful life on an automotive program’s manufacturing equipment in the fourth quarter of fiscal 2010.

Other expense, net

	Year Ended			Year Ended
	2011	2010	Change	2010	2009	Change*
	(In millions)
Other expense, net	$8.9	$8.5	$0.4	$8.5	$2.9	$5.6

*

Primary reason for change.    The increase in other expense, net was primarily due to higher non-reimbursable environmental remediation costs. See additional information for environmental remediation provision adjustments under the caption “Environmental Matters” below.

Unusual items

	Year Ended			Year Ended
	2011	2010	Change*	2010	2009	Change*
	(In millions)
Unusual items	$5.6	$3.4	$2.2	$3.4	$4.6	$(1.2)

*	Primary reason for change. A summary of the unusual charges is shown below:

	Year Ended
	2011	2010	2009
	(In millions)
Aerospace and Defense:
Loss on legal matters and settlements	$4.1	$2.8	$1.3

Aerospace and defense unusual items	4.1	2.8	1.3

Corporate:
Executive severance agreements	—	1.4	3.1
Loss on debt repurchased	0.2	1.2	—
Loss on bank amendment	1.3	0.7	0.2
Gain on legal settlement	—	(2.7)	—

Corporate unusual items	1.5	0.6	3.3

Total unusual items	$5.6	$3.4	$4.6

Fiscal 2011

We recorded a charge of $3.3 million related to a legal settlement and $0.8 million for realized losses and interest associated with the failure to register with the SEC the issuance of certain of our common shares under the defined contribution 401(k) employee benefit plan.

During fiscal 2011, we repurchased $22.0 million principal amount of our 2 1/4% Convertible Subordinated Debentures (“2 1/4% Debentures”) at various prices ranging from 99.0% of par to 99.6% of par resulting in a loss of $0.2 million.

In addition, during fiscal 2011, we recorded $1.3 million of losses related to an amendment to the Senior Credit Facility.

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

Interest expense

	Year Ended			Year Ended
	2011	2010	Change*	2010	2009	Change**
	(In millions)
Interest expense	$30.8	$37.0	$(6.2)	$37.0	$38.6	$(1.6)
Components of interest expense:
Contractual interest and other	24.1	26.5	(2.4)	26.5	25.9	0.6
Debt discount amortization	3.5	6.7	(3.2)	6.7	7.5	(0.8)
Amortization of deferred financing costs	3.2	3.8	(0.6)	3.8	5.2	(1.4)

*

Primary reason for change.    The decrease in contractual interest expense was primarily due to lower average debt balances during fiscal 2011 compared to fiscal 2010 periods, including the repurchase of $22.5 million and $77.8 million of principal on the 9 1/2% Notes and 2 1/4% Debentures, respectively, in fiscal 2010.

**

Primary reason for change.    The decrease in interest expense was primarily due to lower amortization of deferred financing costs on the 4% Convertible Subordinated Notes (“4% Notes”) in fiscal 2010 compared to fiscal 2009. In January 2010, we redeemed $124.7 million principal amount of our 4% Notes which were presented for payment. In March 2010, we redeemed the remaining $0.3 million principal amount of our 4% Notes.

Interest income

	Year Ended			Year Ended
	2011	2010	Change*	2010	2009	Change**
	(In millions)
Interest income	$1.0	$1.6	$(0.6)	$1.6	$1.9	$(0.3)

*	Primary reason for change. The decline in interest income was primarily due to lower average interest rates during fiscal 2011 compared fiscal 2010 partially offset by higher average cash balances.

**

Primary reason for change.    The decrease in interest income was primarily due to lower average market interest rates partially offset by higher average cash balances in fiscal 2010 compared to fiscal 2009.

Income tax provision (benefit)

	Year Ended
	2011	2010	2009
	(In millions)
Income tax provision (benefit)	$6.1	$(3.9)	$(17.6)

The income tax provision of $6.1 million in fiscal 2011 is primarily related to current federal tax expense of (i) $1.5 million for alternative minimum tax (“AMT”) offset by $1.5 million of deferred tax benefit; (ii) $0.2 million of current federal tax on earnings sheltered by net operating losses generated from equity based compensation, the benefit of which was recorded directly to equity; (iii) $0.3 million true-up of interest accrual on the pending federal refund claims filed in 2010; (iv) current state taxes of $4.2 million; and (v) deferred taxes of $1.4 million, which represents the excess of deferred tax expense from goodwill amortization over deferred tax benefit from research credits.

The income tax benefit of $3.9 million in fiscal 2010 is primarily related to a Private Letter Ruling (“PLR”) from the Internal Revenue Service (“IRS”) allowing us to revoke our election made on the fiscal 2003 income tax return to capitalize and amortize certain research expenditures. As a result of the PLR, an income tax benefit of $6.3 million was recorded. This is offset by federal AMT expense of $1.1 million and state tax expense of $3.1 million. Additionally, we recorded a deferred tax benefit of $1.9 million relating to prior years offset by $0.1 million of deferred tax expense for fiscal 2010.

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

Discontinued Operations:

On August 31, 2004, we completed the sale of our GDX Automotive business. On November 30, 2005, we completed the sale of our Fine Chemicals business. The remaining subsidiaries after the sale of GDX Automotive, including Snappon SA, and the Fine Chemicals business are classified as discontinued operations in our Consolidated Financial Statements.

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

Summarized financial information for discontinued operations is set forth below:

	Year Ended
	2011	2010	2009
	(In millions)
Net sales	$—	$—	$—
Income (loss) before income taxes(1)	—	0.7	(6.7)
Income tax benefit	—	(0.1)	—
Income (loss) from discontinued operations	—	0.8	(6.7)

(1)	Includes foreign currency transaction (losses) and gains of ($0.3) million in fiscal 2011, $1.7 million in fiscal 2010, and ($1.6) million in fiscal 2009.

Retirement Benefit Plans:

Components of retirement benefit expense (benefit) are:

	Year Ended
	2011	2010	2009
	(In millions)
Service cost(1)	$4.0	$4.6	$6.5
Interest cost on benefit obligation	81.9	90.1	94.3
Assumed return on plan assets	(102.4)	(107.8)	(103.8)
Amortization of prior service costs	0.1	0.1	0.1
Amortization of net losses (gains)	62.8	54.9	(9.0)

Net retirement benefit expense (benefit)	$46.4	$41.9	$(11.9)

(1)

For fiscal 2011 and 2010, service cost for pension benefits represents the administrative costs of the pension plan. For fiscal 2009, service cost for pension benefits include administrative costs and service cost for all non-collective bargaining-unit employees until February 1, 2009 and collective bargaining-unit employees until July 31, 2009.

The increase in retirement benefit expense was primarily due to higher actuarial losses recognized in fiscal 2011 compared to fiscal 2010. The increase in actuarial losses was primarily the result of a decrease in the discount rate due to lower market interest rates used to determine our retirement benefit obligation. The discount rate was 5.21% as of November 30, 2010 compared to 5.65% as of November 30, 2009.

We estimate that our retirement benefit expense will be approximately $41 million in fiscal 2012 compared to $46.4 million in fiscal 2011.

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

Additionally, we sponsor a defined contribution 401(k) plan and participation in the plan is available to all employees. Effective January 15, 2009, we discontinued the employer matching component to the defined contribution 401(k) plan for non-collective bargaining-unit employees. Effective April 15, 2009, all future contribution investment elections directed into the GenCorp Stock Fund were redirected to other investment options and our collective bargaining-unit employee matching contributions were made in cash. Effective the first full payroll in July 2010, for non-collective bargaining-unit employees, matching contributions were reinstated in cash at the same level in effect prior to January 15, 2009 and invested according to participants’ investment elections in effect at the time of contribution. Our contributions to the 401(k) plan were $9.9 million in fiscal 2011, $3.7 million in fiscal 2010, and $2.0 million in fiscal 2009.

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

Aerospace and Defense Segment

	Year Ended			Year Ended
	2011	2010	Change*	2010	2009	Change**
	(In millions, except percentage amounts)
Net Sales	$909.7	$850.7	$59.0	$850.7	$787.2	$63.5
Segment Performance	74.6	67.3	7.3	67.3	90.3	(23.0)
Segment margin	8.2%	7.9%		7.9%	11.5%
Components of segment performance:
Aerospace and Defense	$108.6	$99.6	$9.0	$99.6	$84.4	$15.2
Environmental remediation provision adjustments	(8.9)	(0.2)	(8.7)	(0.2)	(0.7)	0.5
Retirement benefit plan (expense) benefit (discussed above)	(21.0)	(29.3)	8.3	(29.3)	7.9	(37.2)
Unusual items (discussed above)	(4.1)	(2.8)	(1.3)	(2.8)	(1.3)	(1.5)

Aerospace and Defense total	$74.6	$67.3	$7.3	$67.3	$90.3	$(23.0)

*

Primary reason for change.    The increase in net sales was primarily due to the following: (i) an increase of $27.7 million in the various air-breathing propulsion programs primarily due to the prior year’s awards on SSST and T3 contracts; (ii) awards received in fiscal 2010 on the Hawk program resulting in $24.8 million of additional net sales; and (iii) awards received in fiscal 2010 on the Bomb Live Unit — 129B composite case resulting in $22.2 million of additional net sales. The increase in net sales was partially offset by a decrease of $22.0 million on the Orion program due to NASA funding constraints.

The increase in the fiscal 2011 segment margin was driven by (i) a decrease in retirement benefit expense of $8.3 million and (ii) favorable contract performance across multiple product lines. These factors were partially offset by (i) higher environmental related costs of $8.7 million; (ii) an increase of $6.4 million in costs on a space contract related to a test failure; and (iii) an increase in costs of $6.8 million on missile defense contracts related to inefficiencies and a test failure/re-work on rocket motors.

**

Primary reason for change.    The increase in net sales in fiscal 2010 compared to fiscal 2009 was primarily due to the following: (i) an increase of $46.6 million in the various Standard Missile programs primarily related to awards received in fiscal 2009 on the divert and attitude control system contracts; (ii) increased deliveries on the GMLRS program generating $19.9 million of additional net sales; and (iii) the release of NASA funding constraints on the Orion crew module and service module propulsion program generating $18.0 million of additional net sales. The increase in net sales was partially offset by a decline in deliveries of rocket motors under the Atlas V program in fiscal 2010 of $21.4 million compared to the prior year.

The decrease in the fiscal 2010 segment margin was driven by the increase in retirement benefit expense of $37.2 million, partially offset by higher sales and lower overhead costs.

Real Estate Segment

	Year Ended			Year Ended
	2011	2010	Change*	2010	2009	Change**
	(In millions)
Net Sales	$8.4	$7.2	$1.2	$7.2	$8.2	$(1.0)
Segment Performance	5.6	5.3	0.3	5.3	4.4	0.9

*

Primary reason for change.    Net sales and segment performance consist primarily of rental property operations. Fiscal 2011 results included $1.7 million in land sales resulting in a gain of $1.2 million.

**	Primary reason for change. Net sales and segment performance consist primarily of rental property operations. Fiscal 2009 results included a $1.8 million land sale resulting in a gain of $0.6 million.

Use of Non-GAAP Financial Measures

In addition to segment performance (discussed above), we provide the Non-GAAP financial measure of our operational performance called Adjusted EBITDAP. We use this metric to further our understanding of the historical and prospective consolidated core operating performance of our segments, net of expenses incurred by our corporate activities in the ordinary, ongoing and customary course of our operations. Further, we believe that to effectively compare the core operating performance metric from period to period on a historical and prospective basis, the metric should exclude items relating to retirement benefits (pension and postretirement benefits), significant non-cash expenses, the impacts of financing decisions on the earnings, and items incurred outside the ordinary, ongoing and customary course of our operations. Accordingly, we define Adjusted EBITDAP as GAAP income (loss) from continuing operations before income taxes adjusted by interest expense, interest income, depreciation and amortization, retirement benefit expense, and unusual items which we do not believe are reflective of such ordinary, ongoing and customary course activities. Adjusted EBITDAP does not represent, and should not be considered an alternative to, net income, as determined in accordance with GAAP.

	Year Ended
	2011	2010	2009
	(In millions)
Income from continuing operations before income taxes	$9.0	$2.1	$41.3
Interest expense	30.8	37.0	38.6
Interest income	(1.0)	(1.6)	(1.9)
Depreciation and amortization	24.6	27.9	25.7
Retirement benefit expense (benefit)	46.4	41.9	(11.9)
Unusual items
Executive severance agreements	—	1.4	3.1
Loss on legal matters and settlements	4.1	2.8	1.3
Loss on bank amendment	1.3	0.7	0.2
Loss on debt repurchased	0.2	1.2	—
Gain on legal settlement	—	(2.7)	—

Adjusted EBITDAP	$115.4	$110.7	$96.4

Adjusted EBITDAP as a percentage of net sales	12.6%	12.9%	12.1%

In addition to segment performance and Adjusted EBITDAP, we provide the Non-GAAP financial measures of free cash flow and net debt. We use these financial measures, both in presenting our results to stockholders and the investment community, and in our internal evaluation and management of the business. Management believes that these financial measures are useful to investors because they permit investors to view our business using the same tools that management uses to gauge progress in achieving our goals.

	Year Ended
	2011	2010	2009
	(In millions)
Cash provided by operating activities	$76.8	$148.1	$50.3
Capital expenditures	(21.1)	(16.9)	(14.3)

Free cash flow	$55.7	$131.2	$36.0

	As of November 30,
	2011	2010	2009
	(In millions)
Debt principal	$326.4	$396.7	$438.6
Cash and cash equivalents	(188.0)	(181.5)	(126.3)
Marketable securities	—	(26.7)	—

Net debt	$138.4	$188.5	$312.3

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

In addition to the costs associated with environmental remediation discussed above, we incur expenditures for recurring costs associated with managing hazardous substances or pollutants in ongoing operations which totaled $7.1 million in fiscal 2011, $8.8 million in fiscal 2010, and $8.4 million in fiscal 2009.

Summary of our environmental reserves, range of liability, and recoverable amounts as of November 30, 2011 is presented below:

	Reserve	Recoverable Amount(1)	Range of Reserve
	(In millions)
Sacramento	$130.7	$101.7	$130.7 – $217.9
Baldwin Park Operable Unit	38.6	30.0	38.6 – 76.0
Other Aerojet sites	12.1	11.5	12.1 – 24.8
Other sites	9.2	0.5	9.2 – 15.0

Total	$190.6	$143.7	$190.6 – $333.7

(1)	Excludes the receivable from Northrop of $66.3 million as of November 30, 2011. See additional information below.

Reserves

We review on a quarterly basis estimated future remediation costs that could be incurred over the contractual term or next fifteen years of the expected remediation. We have an established practice of estimating environmental remediation costs over a fifteen year period, except for those environmental remediation costs with a specific contractual term. As the period for which estimated environmental remediation costs increase, the reliability of such estimates decrease. These estimates consider the investigative work and analysis of engineers, outside environmental consultants, and the advice of legal staff regarding the status and anticipated results of various administrative and legal proceedings. In most cases, only a range of reasonably possible costs can be estimated. In establishing our reserves, the most probable estimate is used when determinable; otherwise, the minimum amount is used when no single amount in the range is more probable. Accordingly, such estimates can change as we periodically evaluate and revise such estimates as new information becomes available. We cannot predict whether new information gained as projects progress will affect the estimated liability accrued. The timing of payment for estimated future environmental costs is influenced by a number of factors such as the regulatory approval process, the time required to design, construct, and implement the remedy.

A summary of our environmental reserve activity is shown below:

	Aerojet - Sacramento	Aerojet - BPOU	Other Aerojet Sites	Total Aerojet	Other	Total Environmental Reserve
	(In millions)
November 30, 2008	$162.8	$68.0	$14.4	$245.2	$13.0	$258.2
Additions	12.1	7.2	0.6	19.9	3.6	23.5
Expenditures	(22.4)	(27.4)	(4.2)	(54.0)	(5.0)	(59.0)

November 30, 2009	152.5	47.8	10.8	211.1	11.6	222.7
Additions	6.7	9.5	11.7	27.9	8.6	36.5
Expenditures	(19.4)	(11.2)	(2.4)	(33.0)	(8.5)	(41.5)

November 30, 2010	139.8	46.1	20.1	206.0	11.7	217.7
Additions	21.2	5.9	5.9	33.0	(0.1)	32.9
Expenditures	(30.3)	(13.4)	(13.9)	(57.6)	(2.4)	(60.0)

November 30, 2011	$130.7	$38.6	$12.1	$181.4	$9.2	$190.6

The $32.9 million of environmental reserve additions in fiscal 2011 was primarily due to the following items: (i) $9.0 million associated with water replacement; (ii) $7.6 million of additional operations and maintenance for treatment facilities; (iii) $2.6 million of additional estimated costs related to the Fullerton, California site; (iv) $2.5 million of remediation related to operable treatment units; (v) $2.4 million of additional estimated costs related to the Camden site; and (vi) $8.8 million related to other environmental clean-up matters.

The $36.5 million of environmental reserve additions in fiscal 2010 was primarily due to the following items: (i) $13.7 million of additional operations and maintenance for treatment facilities; (ii) $9.8 million associated with environmental settlements; (iii) $4.6 million of additional estimated costs related to the Toledo, Ohio site; (iii) $1.5 million of additions for remediation related to operable treatment units; (iv) $1.2 million associated with replacement water; and (v) $5.7 million related to other environmental clean-up matters.

The $23.5 million of environmental reserve additions in fiscal 2009 was primarily due to the following items: (i) $11.3 million of additional operations and maintenance for treatment facilities; (ii) $4.4 million of increases to the Sacramento site primarily related to increases in operating costs for operable treatment units and environmental sampling and analysis cost increases; (iii) $2.0 million associated with replacement water; (iv) $2.0 million of additional estimated costs related to the Toledo, Ohio site; (v) $1.6 million associated with new remediation treatment facilities; and (vi) $2.2 million related to other environmental clean-up matters.

The effect of the final resolution of environmental matters and our obligations for environmental remediation and compliance cannot be predicted with complete certainty due to changes in both the amount and timing of future expenditures as well as regulatory or technological changes. We believe, on the basis of presently available information, that the resolution of environmental matters and our obligations for environmental remediation and compliance will not have a material adverse effect on our business, liquidity and/or financial condition. We will continue our efforts to mitigate past and future costs through pursuit of claims for recoveries from insurance coverage and other PRPs and continued investigation of new and more cost effective remediation alternatives and associated technologies.

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

Pre-Close Environmental Costs	$20.0
Amount spent through November 30, 2011	(12.0)
Amount included as a component of reserves for environmental remediation costs in the consolidated balance sheet as of November 30, 2011	(2.8)

Remaining Pre-Close Environmental Costs	$5.2

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

Pursuant to the Global Settlement covering environmental costs associated with Aerojet’s Sacramento site and its former Azusa site, prior to the third quarter of fiscal 2010, approximately 12% of such costs related to our Sacramento site and our former Azusa site were charged to the consolidated statements of operations. Subsequent to the third quarter of fiscal 2010, because we reached the reimbursement ceiling under the Northrop Agreement, approximately 37% of such costs are expensed to the consolidated statements of operations. See additional information below.

Allowable environmental costs are included as a component of general and administrative costs in the pricing of all government contracts and allocated to contracts based on government approved cost accounting practices. Aerojet’s mix of contracts can affect the actual reimbursement made by the U.S. government. Because these costs are recovered through forward-pricing arrangements, the ability of Aerojet to continue recovering these costs from the U.S. government depends on Aerojet’s sustained business volume under U.S. government contracts and programs and the relative size of Aerojet’s commercial business. Annually, the Company evaluates Aerojet’s forecasted business volume under U.S. government contracts and programs and the relative size of Aerojet’s commercial business as part of its long-term business review.

Pursuant to the Northrop Agreement, environmental expenditures to be reimbursed are subject to annual limitations and the total reimbursements are limited to a ceiling of $189.7 million. A summary of the Northrop Agreement activity is shown below (in millions):

Total reimbursable costs under the Northrop Agreement	$189.7
Amount reimbursed to the Company through November 30, 2011	(87.7)

Potential future cost reimbursements available	102.0
Receivable from Northrop in excess of the annual limitation included as a component of other noncurrent assets in the Consolidated Balance Sheet as of November 30, 2011	(66.3)
Amounts recoverable from Northrop in future periods included as a component of recoverable from the U.S. government and other third parties for environmental remediation costs in the Consolidated Balance Sheet as of November 30, 2011	(35.7)

Potential future recoverable amounts available under the Northrop Agreement	$—

Our applicable cost estimates reached the cumulative limitation under the Northrop Agreement during the third quarter of fiscal 2010. Accordingly, subsequent to the third quarter of fiscal 2010, we will incur a higher percentage of expense related to additions to the Sacramento site and BPOU site environmental reserve until an arrangement is reached with the U.S. government. While we are currently seeking an arrangement with the U.S. government to recover environmental expenditures in excess of the reimbursement ceiling identified in the Northrop Agreement, there can be no assurances that such a recovery will be obtained, or if not obtained, that such unreimbursed environmental expenditures will not have a materially adverse effect on our operating results, financial condition, and/or cash flows.

A summary of the current and non-current recoverable amounts from Northrop and the U.S government is shown below:

	Recoverable Environmental Remediation - U.S. Government	Recoverable Environmental Remediation - Northrop	Sub-Total Recoverable Environmental Remediation	Recoverable Asset Retirement Obligations - U.S. Government	Total Recoverable - U.S Government and Northrop
	(In millions)
November 30, 2008	$145.9	$103.4	$249.3	$9.9	$259.2
Additions	11.7	4.8	16.5	(0.3)	16.2
Expenditures	(32.4)	(12.5)	(44.9)	—	(44.9)
Other adjustments	0.1	—	0.1	—	0.1
Change in Northrop noncurrent receivable (see discussion above)	—	7.7	7.7	—	7.7

November 30, 2009	125.3	103.4	228.7	9.6	238.3
Additions	20.7	2.8	23.5	1.1	24.6
Expenditures	(20.2)	(7.6)	(27.8)	—	(27.8)
Other adjustments	2.6	(0.8)	1.8	—	1.8
Change in Northrop noncurrent receivable (see discussion above)	—	5.2	5.2	—	5.2

November 30, 2010	128.4	103.0	231.4	10.7	242.1
Additions	21.5	—	21.5	1.6	23.1
Expenditures	(41.4)	(10.9)	(52.3)	—	(52.3)
Other adjustments	2.7	(1.0)	1.7	—	1.7
Change in Northrop noncurrent receivable (see discussion above)	—	7.7	7.7	—	7.7

November 30, 2011	$111.2	$98.8	$210.0	$12.3	$222.3

Fiscal 2011 Activity

Fiscal 2011 additions — The $23.1 million of additions to the environmental recoverable asset was primarily due to the following items: (i) $5.3 million associated with water replacement; (ii) $4.4 million of additional operations and maintenance for treatment facilities; (iii) $2.5 million of additional estimated costs related to the Fullerton, California site; (v) $2.4 million of additional estimated costs related to the Camden site; (iv) $1.5 million of remediation related to operable treatment units; and (vi) $7.0 million related to other environmental clean-up matters.

Fiscal 2011 expenditures — The $52.3 million of environmental expenditures that were reimbursed related to the following items: (i) $17.2 million associated with water supply replacement; (ii) $14.7 million for operations and maintenance of treatment facilities; (iii) $7.6 million related to the Fullerton, California site; (iv) $6.8 million of remediation related to operable treatment units; and (v) $6.0 million related to other environmental clean-up matters.

Fiscal 2011 other adjustments — reflects changes in the amount recoverable due to updated recoverability estimates from the U.S. government or Northrop.

Fiscal 2010 Activity

Fiscal 2010 additions — The $24.6 million of additions to the environmental recoverable asset was primarily due to the following items: (i) $11.4 million of additional operations and maintenance for treatment facilities; (ii) $9.4 million associated with environmental settlements; (iii) $1.3 million of additions for remediation related to operable treatment units; (iv) $1.0 million associated with replacement water; and (iv) $1.5 million related to other environmental clean-up matters.

Fiscal 2010 expenditures — The $27.8 million of environmental expenditures that were reimbursed related to the following items: (i) $13.8 million for operations and maintenance of treatment facilities; (ii) $4.4 million of remediation related to operable treatment units; (iii) $3.8 million associated with water supply replacement; (iv) $2.1 million for the construction of new treatment facilities; (v) $1.3 million for source site investigations; and (vi) $2.4 million related to other environmental clean-up matters.

Fiscal 2010 other adjustments — reflects changes in the amount recoverable due to updated recoverability estimates from the U.S. government or Northrop.

Fiscal 2009 Activity

Fiscal 2009 additions — The $16.2 million of additions to the environmental recoverable asset was primarily due to the following items: (i) $9.3 million of additional operations and maintenance for treatment facilities; (ii) $3.6 million of increases to the Sacramento site primarily related to increases in operating costs for operable treatment units and environmental sampling and analysis cost increases; (iii) $1.6 million associated with replacement water; (iii) $1.3 million associated with new remediation treatment facilities; and (iv) $0.4 million related to other environmental clean-up matters.

Fiscal 2009 expenditures — The $44.9 million of environmental expenditures that were reimbursed related to the following items: (i) $21.0 million for operations and maintenance of treatment facilities; (ii) $7.6 million of remediation related to operable treatment units; (iii) $6.8 million for the construction of new treatment facilities; (iv) $3.1 million for source site investigations; (v) $1.3 million associated with water supply replacement; and (vi) $5.1 million related to other environmental clean-up matters.

Fiscal 2009 other adjustments — reflects changes in the amount recoverable due to updated recoverability estimates from the U.S. government or Northrop.

Environmental reserves and recoveries impact to the Consolidated Statements of Operations

The expenses associated with adjustments to the environmental reserves are recorded as a component of other expense, net in the Consolidated Statements of Operations. Summarized financial information for the impact of environmental reserves and recoveries to the Consolidated Statements of Operations is set forth below:

	Estimated Recoverable Amounts from Northrop	Estimated Recoverable Amounts from U.S. Government	Total Estimated Recoverable Amounts Under U.S. Government Contracts	Charge to Consolidated Statement of Operations	Total Environmental Reserve Additions
	(In millions)
Fiscal 2011	$—	$24.3	$24.3	$8.6	$32.9
Fiscal 2010	2.8	24.9	27.7	8.8	36.5
Fiscal 2009	4.8	14.6	19.4	4.1	23.5

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

As of December 1, 2009, we adopted the accounting standard related to convertible debt securities that, upon conversion, may be settled by the issuer, fully or partially, in cash (See Note 5).

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

As of September 1, 2011, we adopted the FASB amended guidance on testing goodwill for impairment. Previous guidance required that an entity test for goodwill impairment by comparing the fair value of a reporting unit with its carrying amount including goodwill. If the fair value is less than its carrying amount, then a second step is performed to measure the amount of the impairment loss. Under this new amendment an entity is not required to calculate the fair value of the reporting unit unless the entity determines that it is more likely than not (a likelihood of more than 50%) that its fair value is less than its carrying amount. The adoption of the new standard did not have a material impact on our financial position or results of operations.

New Accounting Pronouncements

In January 2010, the FASB issued updated guidance to improve disclosures regarding fair value measurements. This update requires entities to (i) disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers and (ii) present separately (i.e., on a gross basis rather than as one net number), information about purchases, sales, issuances, and settlements in the roll forward of changes in Level 3 fair value measurements. The update requires fair value disclosures by class of assets and liabilities rather than by major category or line item in the statement of financial position. Disclosures regarding the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements for assets and liabilities in both Level 2 and Level 3 are also required. For all portions of the update except the gross presentation of activity in the Level 3 roll forward, this standard was effective for us on March 1, 2010. For the gross presentation of activity in the Level 3 roll forward, the new disclosures will be presented in our quarterly financial statements for the period ending February 29, 2012. As the accounting standard only impacts disclosures, the new standard will not have an impact on our financial position, results of operations, or cash flows.

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

In June 2011, the FASB issued amended guidance on the presentation of comprehensive income. The amended guidance eliminates one of the presentation options provided by current U.S. GAAP, that is to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. In addition, it gives an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This guidance is effective for us beginning in the second quarter of fiscal 2012, and will be applied retrospectively. We are currently evaluating the potential impact of the adoption of this guidance on our consolidated financial statements.

Liquidity and Capital Resources

The change in cash and cash equivalents is summarized as follows:

	Year Ended
	2011	2010	2009
	(In millions)
Net Cash Provided by Operating Activities	$76.8	$148.1	$50.3
Net Cash Provided by (Used in) Investing Activities	5.6	(43.5)	(14.3)
Net Cash Used in Financing Activities	(75.9)	(49.4)	(2.4)

Increase in cash and cash equivalents	$6.5	$55.2	$33.6

Net Cash Provided by Operating Activities

The $76.8 million of cash provided by operating activities in fiscal 2011 was primarily the result of net income adjusted for non-cash expenses (defined as depreciation, amortization, stock compensation, tax benefit on stock-based awards, retirement benefit expense, and loss on debt repurchased and bank amendment) which generated $85.6 million in fiscal 2011. These factors were partially offset by a net cash usage of $9.7 million in noncurrent assets and liabilities primarily related to changes in the environmental remediation recoveries and reserves.

The $148.1 million of cash provided by operating activities in fiscal 2010 was due to a $69.1 million increase in cash provided by working capital (defined as accounts receivable, inventories, accounts payable, contract advances, income tax related, and other current assets and liabilities). The increase in working capital is due to the following: (i) an increase in contract advances of $44.0 million from prior year; (ii) a decrease in inventories of $10.7 million primarily due to an increase in customer progress payments; and (iii) an increase in collections on billed accounts receivables, resulting in a decrease in receivables days outstanding. Additionally, net income adjusted for non-cash expenses (defined as depreciation, amortization, stock compensation, and retirement benefits expense) generated $87.5 million in operating cash in fiscal 2010.

Net Cash Provided By (Used In) Investing Activities

During fiscal 2011, 2010, and 2009, we had capital expenditures of $21.1 million, $16.9 million, and $14.3 million, respectively. The majority of our capital expenditures directly supports our contract and customer requirements and is primarily made for asset replacement, capacity expansion, development of new projects, and safety and productivity improvements.

During fiscal 2011, we generated $26.7 million of net cash from the sale of marketable securities. During fiscal 2010, we made a net cash investment of $26.6 million in marketable securities.

Net Cash Used in Financing Activities

During fiscal 2011, we had $70.1 million in debt repayments (see below) and $1.8 million in vendor financing payments. In addition, we incurred $4.2 million in debt issuance costs related to the amendment to the Senior Credit Facility.

During fiscal 2010, cash of $200.0 million was generated reflecting the issuance of the 4 1/16% Debentures in December 2009, offset by $240.2 million in debt repayments. In addition, we incurred $7.7 million in debt issuance costs and had vendor financing repayments of $1.5 million.

During fiscal 2009, net cash used for debt principal payments was $2.0 million. Additionally, we incurred $0.4 million in debt issuance costs in fiscal 2009.

Borrowing Activity and Senior Credit Facility:

Our borrowing activity in fiscal 2011 and our debt balances as of November 30, 2011 and 2010 were as follows:

	November 30, 2010	Debt Discount Amortization	Cash Payments	Non-cash Repurchase Activity	November 30, 2011
	(In millions)
Term loan	$51.1	$—	$(1.1)	$—	$50.0
9 1/2% Notes	75.0	—	—	—	75.0
4 1/16% Debentures	200.0	—	—	—	200.0
2 1/4% Debentures	68.6	—	(68.2)	(0.2)	0.2
Debt discount on 2 1/4% Debentures	(4.0)	3.5	—	0.5	—
Other debt	2.0	—	(0.8)	—	1.2

Total Debt and Borrowing Activity	$392.7	$3.5	$(70.1)	$0.3	$326.4

On November 18, 2011, we entered into a second amended and restated credit agreement (the “Senior Credit Facility”) with the lenders identified therein, and Wells Fargo Bank, National Association, as administrative agent. The Senior Credit Facility replaces our prior credit facility and, among other things, (i) extends the maturity date to November 18, 2016 (which date may be accelerated in certain cases); and (ii) replaces the existing revolving credit facility and credit-linked facility with (x) a revolving credit facility in an aggregate principal amount of up to $150.0 million (with a $100.0 million sublimit for standby letters of credit and a $5.0 million subfacility for swingline loans) and (y) a term loan facility in an aggregate principal amount of up to $50.0 million. The term loan facility will amortize at a rate of 5.0% of the original principal amount per annum to be paid in equal quarterly installments with any remaining amounts due on the maturity date. Outstanding indebtedness under the Senior Credit Facility may be voluntarily prepaid at any time, in whole or in part, in general without premium or penalty.

In general, borrowings under the Senior Credit Facility bear interest at a rate equal to the LIBOR plus 350 basis points (subject to downward adjustment), or the base rate as it is defined in the credit agreement governing the Senior Credit Facility. In addition, we are charged a commitment fee of 50 basis points per annum on unused amounts of the revolving credit facility and 350 basis points per annum (subject to downward adjustment), along with a fronting fee of 25 basis points per annum, on the undrawn amount of all outstanding letters of credit.

We guarantee the payment obligations under the Senior Credit Facility. Any borrowings are further secured by (i) all equity interests owned or held by the loan parties, including interests in our Easton subsidiary and 66% of the voting stock (and 100% of the non-voting stock) of all present and future first-tier foreign subsidiaries of the loan parties; (ii) substantially all of the tangible and intangible personal property and assets of the loan parties; and (iii) certain real property owned by the loan parties located in Orange, Virginia and Redmond, Washington. Our real property located in California, including the real estate holdings of Easton, are excluded from collateralization under the Senior Credit Facility.

We are subject to certain limitations including the ability to incur additional debt, make certain investments and acquisitions, and make certain restricted payments, including stock repurchases and dividends. The Senior Credit Facility includes events of default usual and customary for facilities of this nature, the occurrence of which could lead to an acceleration of our obligations thereunder. Additionally, the Senior Credit Facility includes certain financial covenants, including that the Borrower maintain (i) a maximum total leverage ratio of 3.50 to 1.00 (subject to upward adjustment in certain cases), calculated net of cash up to a maximum of $100.0; and (ii) a minimum interest coverage ratio of 2.40 to 1.00.

Financial Covenant	Actual Ratios as of November 30, 2011	Required Ratios
Interest coverage ratio, as defined under the Senior Credit Facility	5.27 to 1.00	Not less than: 2.4 to 1.00
Leverage ratio, as defined under the Senior Credit Facility	1.87 to 1.00	Not greater than: 3.5 to 1.00

We were in compliance with our financial and non-financial covenants as of November 30, 2011.

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

As disclosed in Note 6 of Notes to Consolidated Financial Statements, we may be required to make significant contributions in the future to fund our defined benefit pension plan.

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

Contractual Obligations

We have contractual obligations and commitments in the form of debt obligations, operating leases, certain other liabilities, and purchase commitments. The following table summarizes our contractual obligations as of November 30, 2011 and their expected effect on our liquidity and cash flows in future periods:

	Payments due by Period
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
	(In millions)
Contractual Obligations:
Long-term debt:
Term loan	$50.0	$2.5	$5.0	$42.5	$—
9 1/2% Notes	75.0	—	75.0	—	—
4 1/16% Debentures	200.0	—	—	200.0	—
Other debt	1.4	0.3	0.6	0.4	0.1
Interest on long-term debt(1)	53.0	20.3	23.7	9.0	—
Postretirement medical and life benefits(2)	69.6	6.8	16.0	15.5	31.3
Operating leases	27.4	9.4	11.4	4.8	1.8
Conditional asset retirement obligations	17.8	—	—	3.4	14.4
Liabilities associated with legal settlements	19.0	10.7	8.3	—	—

Total	$513.2	$50.0	$140.0	$275.6	$47.6

(1)	Includes interest on variable debt calculated based on interest rates at November 30, 2011.

(2)

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

As of November 30, 2011, the liability for uncertain income tax positions was $1.5 million. Due to the uncertainty regarding the timing of potential future cash flows associated with these liabilities, we are unable to make a reasonably reliable estimate of the amount and period in which these liabilities might be paid.

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

Arrangements with Off-Balance Sheet Risk

As of November 30, 2011, arrangements with off-balance sheet risk, consisted of:

•

$67.1 million in outstanding commercial letters of credit expiring within the next twelve months, the majority of which may be renewed, primarily to collateralize obligations for environmental remediation and insurance coverage.

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

We also use surety bonds to collateralize obligations for environmental remediation and insurance coverage. Additionally, we issue purchase orders and make other commitments to suppliers for equipment, materials, and supplies in the normal course of business. These purchase commitments are generally for volumes consistent with anticipated requirements to fulfill purchase orders or contracts for product deliveries received, or expected to be received, from customers and would be subject to reimbursement if a cost-plus contract is terminated.

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

We closely monitor compliance with and the consistent application of our critical accounting policies related to contract accounting. We review the status of contracts through periodic contract status and performance reviews. Also, regular and recurring evaluations of contract cost, scheduling and technical matters are per-

formed by management personnel independent from the business segment performing work under the contract. Costs incurred and allocated to contracts with the U.S. government are reviewed for compliance with regulatory standards by our personnel, and are subject to audit by the DCAA.

Goodwill

Goodwill represents the excess of the purchase price of an acquired enterprise or assets over the fair values of the identifiable assets acquired and liabilities assumed. Tests for impairment of goodwill are performed on an annual basis, or at any other time, if events occur or circumstances indicate that the carrying amount of goodwill may not be recoverable. We evaluated goodwill for impairment as of September 1, 2011 and determined that goodwill was not impaired.

Under new accounting guidance adopted for fiscal 2011, we evaluate qualitative factors (including macroeconomic conditions, industry and market considerations, cost factors, and overall financial performance) to determine whether it is necessary to perform the first step of the two-step goodwill test. This step is referred to as the “Step 0 analysis”. If it is determined that it is more likely than not (a likelihood of more than 50% impairment) that the fair value of a reporting unit is less than its carrying amount, then the entity will need to proceed to the first step (“Step One”) of the two-step goodwill test. In evaluating whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, relevant events and circumstances as discussed above shall be assessed. If, after assessing the totality of events or circumstances, an entity determines that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then the first and second steps of the impairment test are unnecessary.

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

All of our recorded goodwill resides in the Aerospace and Defense reporting unit. As of September 1, 2011, we evaluated goodwill using a “Step 0 analysis” and determined that it was more likely than not (a likelihood of more than 50% impairment) that the fair value of the Aerospace and Defense reporting unit exceeded its carrying amount by a substantial margin. As of September 1, 2010, to determine the fair value of the Aerospace and Defense reporting unit under Step One, we primarily relied upon a discounted cash flow analysis which required significant assumptions and estimates about future operations, including judgments about expected revenue growth and operating margins, and timing and amounts of expected future cash flows. The cash flows employed in the discounted cash flow analysis were based on ten-year financial forecasts developed internally by management. The analysis also involved discounting the future cash flows to a present value using a discount rate that properly accounted for the risk and nature of the reporting unit cash flows and the rates of return debt and equity holders would require to invest their capital in the Aerospace and Defense reporting unit. In assessing the reasonableness of our estimated fair value of the Aerospace and Defense reporting unit, we evaluated the results of the discounted cash flow analysis in light of what investors are paying for similar interests in comparable aerospace and defense companies as of the valuation date. We also ensured that the reporting unit fair value was reasonable given the market value of the entire company as of the valuation date.

There can be no assurance that our estimates and assumptions made for purposes of our goodwill impairment testing will prove to be accurate predictions of the future. If our assumptions and estimates are incorrect, we may be required to record goodwill impairment charges in future periods.

Retirement Benefit Plans

We have a frozen defined benefit pension plan that previously covered substantially all salaried and hourly employees. In addition, we provide medical and life insurance benefits (“postretirement benefits”) to certain eligible retired employees, with varied coverage by employee group. Annual charges are made for the cost of the plans, including administrative costs, interest costs on benefit obligations, and net amortization and deferrals, increased or reduced by the return on assets. We also sponsor a defined contribution 401(k) plan and participation in the plan is available to all employees.

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

We used the following assumptions, calculated based on a weighted-average, to determine the benefit obligations and net periodic benefit expense for the applicable fiscal year.

	Pension Benefits		Medical and Life Benefits
	2011	2010	2011	2010
Discount rate (benefit obligations)	4.95%	5.21%	4.58%	4.65%
Discount rate (net periodic benefit expense)	5.21%	5.65%	4.65%	5.09%
Expected long-term rate of return on plan assets	8.00%	8.00%	*	*

*	Not applicable.

The discount rate represents the current market interest rate used to determine the present value of future cash flows currently expected to be required to settle pension obligations. Based on market conditions, discount rates can experience significant variability. Changes in discount rates can significantly change the liability and accordingly the funded status of the pension plan. The discount rate was determined at November 30, 2011 for our pension plans, and is subject to change each year based on changes in overall market interest rates. The assumed discount rate represents the market rate available for investments in high-quality fixed income instruments with maturities matched to the expected benefit payments for pension and medical and life benefit plans.

The expected long-term rate of return on plan assets represents the rate of earnings expected in the funds invested, and funds to be invested, to provide for anticipated benefit payments to plan participants. We evaluated the plan’s historical investment performance, its current and expected asset allocation, and, with input from our external advisors and investment managers, developed best estimates of future investment performance of the plan’s assets. Based on this analysis, we have assumed a long term rate of return on plan assets of 8.00%.

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

A one percentage point change in the key assumptions would have the following effects on the projected benefit obligations as of November 30, 2011 and on expense for fiscal 2011:

	Pension Benefits and Medical and Life Benefits Discount Rate		Expected Long-term Rate of Return	Assumed Healthcare Cost of Trend Rate
	Net Periodic Benefit Expense	Projected Benefit Obligation	Net Periodic Pension Benefit Expense	Net Periodic Medical and Life Benefit Expense	Accumulated Benefit Obligation
	(In millions)
1% decrease	$21.3	$160.8	$12.8	$(0.1)	$(2.0)
1% increase	(20.9)	(135.8)	(12.8)	0.1	2.2

Contingencies and Litigation

We are currently involved in certain legal proceedings and, as required, have accrued our estimate of the probable costs and recoveries for resolution of these claims. These estimates are based upon an analysis of potential results, assuming a combination of litigation and settlement strategies. It is possible, however, that future results of operations for any particular quarterly or annual period could be materially affected by changes in assumptions or the effectiveness of strategies related to these proceedings. See Notes 7(b) and 7(c) in Notes to Consolidated Financial Statements for more detailed information on litigation exposure.

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

At the time a liability is recorded for future environmental costs, we record an asset for estimated future recoveries that are estimable and probable. Some of our environmental costs are eligible for future recovery in the pricing of our products and services to the U.S. government and under existing third party agreements. We consider the recovery probable based on the Global Settlement Agreement, Northrop Agreement, government contracting regulations, and our long history of receiving reimbursement for such costs.

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

Despite our belief that our tax return positions are consistent with applicable tax laws, we believe that certain positions are likely to be challenged by taxing authorities. Settlement of any challenge can result in no change, a complete disallowance, or some partial adjustment reached through negotiations or litigation. Our tax reserves reflect the difference between the tax benefit claimed on tax returns and the amount recognized in the financial statements. The accounting standards provide guidance for the recognition and measurement in financial statements for uncertain tax positions taken or expected to be taken in a tax return. The evaluation of a tax position is a two-step process, the first step being recognition. We determine whether it is more likely than not that a tax position will be sustained upon tax examination, including resolution of any related appeals or litigation, based on only the technical merits of the position. The technical merits of a tax position are derived from both statutory and judicial authority (legislation and statutes, legislative intent, regulations, rulings, and case law) and their applicability to the facts and circumstances of the tax position. If a tax position does not meet the more likely than not recognition threshold, the benefit of that position is not recognized in the financial statements. The second step is measurement. A tax position that meets the more likely than not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured as the largest amount of benefit that is greater than 50% likely of being realized upon ultimate resolution with a taxing authority. As the examination process progresses with tax authorities, adjustments to tax reserves may be necessary to reflect taxes payable upon settlement. Tax reserve adjustments related to positions impacting the effective tax rate affect the provision for income taxes. Tax reserve adjustments related to positions impacting the timing of deductions impact deferred tax assets and liabilities.

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

As of November 30, 2011, our debt totaled $326.4 million: $276.4 million, or 85%, was at an average fixed rate of 5.56%; and $50.0 million, or 15%, was at a variable rate of 3.86%.

The estimated fair value and principal amount for is presented below:

	Fair Value		Principal Amount
	November 30, 2011	November 30, 2010	November 30, 2011	November 30, 2010
	(In millions)
Term loan	$49.5	$49.8	$50.0	$51.1
9 1/2% Notes	75.1	75.9	75.0	75.0
2 1/4% Debentures(1)	0.2	67.6	0.2	68.6
4 1/16% Debentures	184.0	183.8	200.0	200.0
Other debt	1.2	2.0	1.2	2.0

	$310.0	$379.1	$326.4	$396.7

(1)	Excludes the unamortized debt discount of $4.0 million as of November 30, 2010.

The fair values of the 9 1/2% Notes, 2 1/4% Debentures, and 4 1/16% Debentures were determined using broker quotes that are based on open markets of our debt securities. The fair value of the term loan was determined using quotes from the administrative agent of our Senior Credit Facility that are based on bid/ask prices of our term loans. The fair value of the other debt was determined to approximate carrying value.

Item 8.	Consolidated Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of GenCorp Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of GenCorp Inc. and its subsidiaries at November 30, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended November 30, 2011 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of November 30, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Sacramento, California

February 6, 2012

GENCORP INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended
	2011	2010	2009
	(In millions, except per share amounts)
Net sales	$918.1	$857.9	$795.4
Operating costs and expenses:
Cost of sales (exclusive of items shown separately below)	799.3	753.9	674.0
Selling, general and administrative	40.9	26.7	10.2
Depreciation and amortization	24.6	27.9	25.7
Other expense, net	8.9	8.5	2.9
Unusual items
Executive severance agreements	—	1.4	3.1
Loss on bank amendment	1.3	0.7	0.2
Loss on debt repurchased	0.2	1.2	—
Loss on legal matters and settlements	4.1	2.8	1.3
Gain on legal settlement	—	(2.7)	—

Total operating costs and expenses	879.3	820.4	717.4
Operating income	38.8	37.5	78.0
Non-operating (income) expense
Interest expense	30.8	37.0	38.6
Interest income	(1.0)	(1.6)	(1.9)

Total non-operating expense, net	29.8	35.4	36.7
Income from continuing operations before income taxes	9.0	2.1	41.3
Income tax provision (benefit)	6.1	(3.9)	(17.6)

Income from continuing operations	2.9	6.0	58.9
Income (loss) from discontinued operations, net of income taxes	—	0.8	(6.7)

Net income	$2.9	$6.8	$52.2

Income per share of common stock

Basic:
Income per share from continuing operations	$0.05	$0.11	$1.00
Income (loss) from discontinued operations, net of income taxes	—	0.01	(0.11)

Net income per share	$0.05	$0.12	$0.89

Diluted:
Income per share from continuing operations	$0.05	$0.11	$0.96
Income (loss) from discontinued operations, net of income taxes	—	0.01	(0.10)

Net income per share	$0.05	$0.12	$0.86

Weighted average shares of common stock outstanding	58.7	58.5	58.4

Weighted average shares of common stock outstanding, assuming dilution	58.7	58.6	66.5

See Notes to Consolidated Financial Statements.

GENCORP INC.

CONSOLIDATED BALANCE SHEETS

	November 30, 2011	November 30, 2010
	(In millions, except per share amounts)
ASSETS
Current Assets
Cash and cash equivalents	$188.0	$181.5
Marketable securities	—	26.7
Accounts receivable	107.0	106.7
Inventories	49.5	51.1
Recoverable from the U.S. government and other third parties for environmental remediation costs	29.6	32.0
Grantor trust	1.3	1.8
Other receivables, prepaid expenses and other	20.2	25.3
Income taxes	5.3	7.5

Total Current Assets	400.9	432.6
Noncurrent Assets
Property, plant and equipment, net	126.9	126.4
Real estate held for entitlement and leasing	63.3	59.9
Recoverable from the U.S. government and other third parties for environmental remediation costs	114.1	140.8
Grantor trust	13.3	14.5
Goodwill	94.9	94.9
Intangible assets	15.4	16.9
Other noncurrent assets, net	110.7	105.5

Total Noncurrent Assets	538.6	558.9

Total Assets	$939.5	$991.5

LIABILITIES, REDEEMABLE COMMON STOCK, AND SHAREHOLDERS’ DEFICIT
Current Liabilities
Short-term borrowings and current portion of long-term debt	$2.8	$66.0
Accounts payable	33.8	27.1
Reserves for environmental remediation costs	40.7	40.7
Postretirement medical and life benefits	6.8	7.1
Advance payments on contracts	108.5	110.0
Deferred income taxes	3.1	—
Other current liabilities	104.1	110.3

Total Current Liabilities	299.8	361.2
Noncurrent Liabilities
Senior debt	47.5	50.6
Senior subordinated notes	75.0	75.0
Convertible subordinated notes	200.2	200.0
Other debt	0.9	1.1
Deferred income taxes	4.5	7.6
Reserves for environmental remediation costs	149.9	177.0
Pension benefits	236.4	175.5
Postretirement medical and life benefits	68.4	71.8
Other noncurrent liabilities	64.1	66.8

Total Noncurrent Liabilities	846.9	825.4

Total Liabilities	1,146.7	1,186.6
Commitments and Contingencies (Note 7)
Redeemable common stock, par value of $0.10; 0.4 million shares issued and outstanding as of November 30, 2011; 0.5 million shares issued and outstanding as of and November 30, 2010 (Note 8)	4.4	5.1
Shareholders’ Deficit Preference stock, par value of $1.00; 15.0 million shares authorized; none issued or outstanding	—	—
Common stock, par value of $0.10; 150.0 million shares authorized; 58.4 million shares issued and outstanding as of November 30, 2011; 58.1 million shares issued and outstanding as of November 30, 2010	5.9	5.9
Other capital	261.2	257.3
Accumulated deficit	(179.3)	(182.2)
Accumulated other comprehensive loss, net of income taxes	(299.4)	(281.2)

Total Shareholders’ Deficit	(211.6)	(200.2)

Total Liabilities, Redeemable Common Stock and Shareholders’ Deficit	$939.5	$991.5

See Notes to Consolidated Financial Statements.

GENCORP INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT AND COMPREHENSIVE INCOME (LOSS)

	Comprehensive Income (Loss)	Common Stock		Other Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders’ Deficit
		Shares	Amount
	(In millions, except share amounts)
November 30, 2008		57,253,401	$5.7	$255.0	$(240.8)	$(31.7)	$(11.8)
Net income	$52.2	—	—	—	52.2	—	52.2
Amortization of net actuarial gains	(9.0)	—	—	—	—	(9.0)	(9.0)
Actuarial losses arising during the period, net	(313.4)	—	—	—	—	(313.4)	(313.4)
Amortization of prior service costs	0.1	—	—	—	—	0.1	0.1
Reclassification from redeemable common stock	—	183,105	0.1	1.5	—	—	1.6
Stock-based compensation	—	—	—	0.1	—	—	0.1
Cumulative effect adjustment related to the adoption of new defined benefit pension plan accounting standard	—	—	—	—	(0.4)	0.2	(0.2)
Stock-based compensation and shares issued under equity and performance incentive plans	—	487,257	0.1	1.4	—	—	1.5

November 30, 2009	$(270.1)	57,923,763	5.9	258.0	(189.0)	(353.8)	(278.9)

Net income	$6.8	—	—	—	6.8	—	6.8
Amortization of net actuarial losses	54.9	—	—	—	—	54.9	54.9
Actuarial gains arising during the period, net	17.6	—	—	—	—	17.6	17.6
Amortization of prior service costs	0.1	—	—	—	—	0.1	0.1
Reclassification from redeemable common stock	—	88,833	—	0.9	—	—	0.9
Repurchase of convertible debt	—	—	—	(2.9)	—	—	(2.9)
Stock-based compensation and shares issued under equity and performance incentive plan	—	81,847	—	1.3	—	—	1.3

November 30, 2010	$79.4	58,094,443	5.9	257.3	(182.2)	(281.2)	(200.2)

Net income	$2.9	—	—	—	2.9	—	2.9
Amortization of net actuarial losses	62.8	—	—	—	—	62.8	62.8
Actuarial losses arising during the period, net	(81.1)	—	—	—	—	(81.1)	(81.1)
Amortization of prior service costs	0.1	—	—	—	—	0.1	0.1
Reclassification from redeemable common stock	—	61,296	—	0.7	—	—	0.7
Tax benefit from shares issued under equity and performance incentive plans	—	—	—	0.2	—	—	0.2
Repurchase of convertible debt	—	—	—	(0.3)	—	—	(0.3)
Stock-based compensation and shares issued under equity and performance incentive plan	—	200,111	—	3.3	—	—	3.3

November 30, 2011	$(15.3)	58,355,850	$5.9	$261.2	$(179.3)	$(299.4)	$(211.6)

See Notes to Consolidated Financial Statements.

GENCORP INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	2011	2010	2009
	(In millions)
Operating Activities
Net income	$2.9	$6.8	$52.2
Adjustments to reconcile net income to net cash provided by operating activities:
(Income) loss from discontinued operations, net of income taxes	—	(0.8)	6.7
Depreciation and amortization	24.6	27.9	25.7
Amortization of debt discount and financing costs	6.7	10.5	12.7
Stock-based compensation	3.7	0.4	2.9
Savings plan expense, non-cash	—	—	1.5
Net recognized gain on marketable securities	—	(0.1)	—
Impairment of long-lived asset	—	1.6	—
Tax benefit on stock-based awards	(0.2)	—	—
Loss on debt repurchased	0.2	1.2	—
Loss on bank amendment	1.3	0.7	0.2
Changes in assets and liabilities:
Accounts receivable	(0.3)	9.6	(19.0)
Inventories	1.6	10.7	8.6
Grantor trust	1.7	3.9	10.7
Other receivables, prepaid expenses and other	4.0	5.4	0.2
Income tax receivable	2.3	(5.1)	8.2
Real estate held for entitlement and leasing	(4.4)	(5.2)	(5.9)
Other noncurrent assets	20.5	1.8	10.1
Accounts payable	6.7	8.7	(14.3)
Pension benefits	44.5	39.4	(29.0)
Postretirement medical and life benefits	(5.4)	(5.6)	(10.7)
Advance payments on contracts	(1.5)	44.0	19.3
Other current liabilities	(1.6)	(2.2)	(17.9)
Deferred income taxes	—	(2.0)	1.3
Other noncurrent liabilities and other	(30.2)	(2.4)	(12.0)

Net cash provided by continuing operations	77.1	149.2	51.5
Net cash used in discontinued operations	(0.3)	(1.1)	(1.2)

Net Cash Provided by Operating Activities	76.8	148.1	50.3
Investing Activities
Capital expenditures	(21.1)	(16.9)	(14.3)
Purchases of marketable securities	(15.0)	(154.2)	—
Sales of marketable securities	41.7	127.6	—
Purchases of restricted cash investments	—	(195.0)	—
Sales of restricted cash investments	—	195.0	—

Net Cash Provided by (Used in) Investing Activities	5.6	(43.5)	(14.3)
Financing Activities
Proceeds from the issuance of debt	—	200.0	—
Repayments on debt	(70.1)	(240.2)	(2.0)
Debt issuance costs	(4.2)	(7.7)	(0.4)
Tax benefit on stock-based awards	0.2	—	—
Vendor financing repayments	(1.8)	(1.5)	—

Net Cash Used in Financing Activities	(75.9)	(49.4)	(2.4)

Net increase in cash and cash equivalents	6.5	55.2	33.6
Cash and cash equivalents at beginning of year	181.5	126.3	92.7

Cash and Cash Equivalents at End of Year	$188.0	$181.5	$126.3

Supplemental Disclosures of Cash Flow Information
Capital expenditure purchased with a note payable	$—	$4.4	$—
Capital leases	—	1.3	—
Cash paid for income taxes	3.7	3.5	3.3
Cash paid for interest	22.4	23.6	23.7

See Notes to Consolidated Financial Statements.

GENCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Summary of Significant Accounting Policies

a.  Basis of Presentation and Nature of Operations

The consolidated financial statements of GenCorp Inc. (“GenCorp” or the “Company”) include the accounts of the parent company and its wholly-owned and majority owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

The Company is a manufacturer of aerospace and defense products and systems with a real estate segment that includes activities related to the re-zoning, entitlement, sale, and leasing of the Company’s excess real estate assets. The Company’s continuing operations are organized into two segments:

Aerospace and Defense — includes the operations of Aerojet-General Corporation (“Aerojet”) which develops and manufactures propulsion systems for defense and space applications, and armaments for precision tactical and long range weapon systems applications. Primary customers served include major prime contractors to the United States (“U.S.”) government, the Department of Defense (“DoD”), and the National Aeronautics and Space Administration (“NASA”).

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

Certain reclassifications have been made to financial information for prior years to conform to the current year’s presentation. The Company reclassified recoverable amounts from the U.S. government on conditional asset retirement obligations to “Other noncurrent assets,” a component of the consolidated balance sheets, $12.3 million and $10.7 million as of November 30, 2011 and 2010, respectively, which was previously reported as “Recoverable from the U.S. government and other third parties for environmental remediation costs and other.” These reclassifications had no effect on previously reported net income or net cash flows from operating activities. See Note 3(f).

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires the Company to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Out of Period Adjustments

During the fourth quarter of fiscal 2011, the Company recorded out of period adjustments to the income tax provision and related balance sheet accounts. The out of period adjustments relate to the Company incorrectly calculating the tax benefit on a tax refund associated with an election made on the Company’s fiscal 2003 income tax return and the Company not recording a reserve for uncertain tax positions during the appropriate period. The out of period adjustments resulted in the Company under reporting $0.6 million in net income in fiscal 2011. Management believes that such amount is not material to fiscal 2011 or previously reported financial statements.

During the second and third quarters of fiscal 2010, the Company recorded out of period adjustments to the income tax benefit and related balance sheet accounts. The Company incorrectly recorded a valuation allowance

GENCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

on its U.S. federal alternative minimum tax credits and California research credits. The out of period adjustments in fiscal 2010 combined with the effects of the fiscal 2011 adjustments described above resulted in the Company reporting $2.6 million of additional net income in fiscal 2010. Management believes that such amounts are not material to fiscal 2010 or previously reported financial statements.

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

	Total	Fair value measurement at November 30, 2011
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In millions)
Money market funds	$194.8	$194.8	$—	$—

	Total	Fair value measurement at November 30, 2010
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In millions)
Money market funds	$154.2	$154.2	$—	$—
Commercial paper	63.4	—	63.4	—

Total	$217.6	$154.2	$63.4	$—

As of November 30, 2011, a summary of cash and cash equivalents, marketable securities, and grantor trust by investment type is as follows:

	Total	Cash and Cash Equivalents	Money Market Funds
	(In millions)
Cash and cash equivalents	$188.0	$8.1	$179.9
Grantor trust(1)	14.9	—	14.9

	$202.9	$8.1	$194.8

(1)	Includes $0.3 million in accrued amounts reimbursable to the Company which are reflected in other current assets.

GENCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The estimated fair value and principal amount for the Company’s debt is presented below:

	Fair Value		Principal Amount
	November 30, 2011	November 30, 2010	November 30, 2011	November 30, 2010
	(In millions)
Term loan	$49.5	$49.8	$50.0	$51.1
9 1/2% Senior Subordinated Notes (“9 1/2% Notes”)	75.1	75.9	75.0	75.0
2 1/4% Convertible Subordinated Debentures (“2 1/4% Debentures”)(1)	0.2	67.6	0.2	68.6
4.0625% Convertible Subordinated Debentures (“4 1/16% Debentures”)	184.0	183.8	200.0	200.0
Other debt	1.2	2.0	1.2	2.0

	$310.0	$379.1	$326.4	$396.7

(1)	Excludes the unamortized debt discount of $4.0 million as of November 30, 2010.

The fair values of the 9 1/2% Notes, 2 1/4% Debentures, and 4 1/16% Debentures were determined using broker quotes that are based on open markets of our debt securities. The fair value of the term loan was determined using quotes from the administrative agent of our Senior Credit Facility that are based on bid/ask prices of our term loans. The fair value of the other debt was determined to approximate carrying value.

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

f.  Income Taxes

The Company files a consolidated U.S. federal income tax return with its wholly-owned consolidated subsidiaries. The deferred tax assets and/or liabilities are determined by multiplying the differences between the financial reporting and tax reporting bases for assets and liabilities by the enacted tax rates expected to be in effect when such differences are recovered or settled. The effect on deferred taxes of a change in tax rates is recognized in the period of the enactment date of the change.

The carrying value of the Company’s deferred tax assets is dependent upon its ability to generate sufficient taxable income in the future. The Company has established a valuation allowance against a substantial portion of

GENCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Despite the Company’s belief that its tax return positions are consistent with applicable tax laws, the Company believes that certain positions are likely to be challenged by taxing authorities. Settlement of any challenge can result in no change, a complete disallowance, or some partial adjustment reached through negotiations or litigation. The Company’s tax reserves reflect the difference between the tax benefit claimed on tax returns and the amount recognized in the financial statements. The accounting standards provide guidance for the recognition and measurement in financial statements for uncertain tax positions taken or expected to be taken in a tax return. The evaluation of a tax position is a two-step process, the first step being recognition. The Company determines whether it is more likely than not that a tax position will be sustained upon tax examination, including resolution of any related appeals or litigation, based on only the technical merits of the position. The technical merits of a tax position are derived from both statutory and judicial authority (legislation and statutes, legislative intent, regulations, rulings, and case law) and their applicability to the facts and circumstances of the tax position. If a tax position does not meet the more likely than not recognition threshold, the benefit of that position is not recognized in the financial statements. The second step is measurement. A tax position that meets the more likely than not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured as the largest amount of benefit that is greater than 50% likely of being realized upon ultimate resolution with a taxing authority. As the examination process progresses with tax authorities, adjustments to tax reserves may be necessary to reflect taxes payable upon settlement. Tax reserve adjustments related to positions impacting the effective tax rate affect the provision for income taxes. Tax reserve adjustments related to positions impacting the timing of deductions impact deferred tax assets and liabilities.

g.  Property, Plant and Equipment, net

Property, plant and equipment are recorded at cost. Refurbishment costs are capitalized in the property accounts, whereas ordinary maintenance and repair costs are expensed as incurred. Depreciation is computed principally by accelerated methods based on the following useful lives:

Buildings and improvements	9 — 40 years
Machinery and equipment	3 — 19 years

h.  Real Estate Held for Entitlement and Leasing

The Company capitalizes all costs associated with the real estate entitlement and leasing process. The Company classifies activities related to the entitlement, sale, and leasing of its excess real estate assets as operating activities in the consolidated statements of cash flows.

i.  Goodwill

Goodwill represents the excess of the purchase price of an acquired enterprise or assets over the fair values of the identifiable assets acquired and liabilities assumed. Tests for impairment of goodwill are performed on an annual basis, or at any other time, if events occur or circumstances indicate that the carrying amount of goodwill may not be recoverable. The Company evaluated goodwill for impairment as of September 1, 2011 and 2010, and determined that goodwill was not impaired.

Under new accounting guidance adopted for fiscal 2011, the Company evaluates qualitative factors (including macroeconomic conditions, industry and market considerations, cost factors, and overall financial

GENCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

performance) to determine whether it is necessary to perform the first step of the two-step goodwill test. This step is referred to as the “Step 0 analysis”. If it is determined that it is more likely than not (a likelihood of more than 50% impairment) that the fair value of a reporting unit is less than its carrying amount, then the entity will need to proceed to the first step (“Step One”) of the two-step goodwill impairment test. In evaluating whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, relevant events and circumstances as discussed above shall be assessed. If, after assessing the totality of events or circumstances, an entity determines that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then the first and second steps of the impairment test are unnecessary.

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

All of the Company’s recorded goodwill resides in the Aerospace and Defense reporting unit. As of September 1, 2011, the Company evaluated goodwill using a “Step 0 analysis” and determined that it was more likely than not (a likelihood of more than 50% impairment) that the fair value of the Aerospace and Defense reporting unit exceeded its carrying amount. As of September 1, 2010, to determine the fair value of the Company’s Aerospace and Defense reporting unit under Step One, the Company primarily relied upon a discounted cash flow analysis which required significant assumptions and estimates about future operations, including judgments about expected revenue growth and operating margins, and timing and amounts of expected future cash flows. The cash flows employed in the discounted cash flow analysis were based on ten-year financial forecasts developed internally by management. The analysis also involved discounting the future cash flows to a present value using a discount rate that properly accounted for the risk and nature of the reporting unit cash flows and the rates of return debt and equity holders would require to invest their capital in the Aerospace and Defense reporting unit. In assessing the reasonableness of the Company’s estimated fair value of the Aerospace and Defense reporting unit, the Company evaluated the results of the discounted cash flow analysis in light of what investors are paying for similar interests in comparable aerospace and defense companies as of the valuation date. The Company also ensured that the reporting unit fair value was reasonable given the market value of the entire Company as of the valuation date.

There can be no assurance that the Company’s estimates and assumptions made for purposes of its goodwill impairment testing will prove to be accurate predictions of the future. If the Company’s assumptions and estimates are incorrect, the Company may be required to record goodwill impairment charges in future periods.

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

k.  Environmental Remediation

The Company expenses, on a current basis, recurring costs associated with managing hazardous substances and contamination in ongoing operations. The Company accrues for costs associated with the remediation of environmental contamination when it becomes probable that a liability has been incurred, and the amount can be reasonably estimated. In most cases only a range of reasonably probable costs can be estimated. In establishing the Company’s reserves, the most probable estimated amount is used when determinable, and the minimum amount is used when no single amount in the range is more probable. The Company’s environmental reserves include the costs of completing remedial investigation and feasibility studies, remedial and corrective actions,

GENCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

regulatory oversight costs, the cost of operation and maintenance of the remedial action plan, and employee compensation costs for employees who are expected to devote a significant amount of time to remediation efforts. Calculation of environmental reserves is based on the evaluation of currently available information with respect to each individual environmental site and considers factors such as existing technology, presently enacted laws and regulations, and prior experience in remediation of contaminated sites. Such estimates are based on the expected costs of investigation and remediation and the likelihood that other potentially responsible parties will be able to fulfill their commitments at sites where the Company may be jointly or severally liable. At the time a liability is recorded for future environmental costs, the Company records an asset for estimated future recoveries that are estimable and probable. Some of the Company’s environmental costs are eligible for future recovery in the pricing of its products and services to the U.S. government and under existing third party agreements. The Company considers the recovery probable based on the Global Settlement Agreement, Northrop Grumman Corporation (“Northrop”) Agreement, government contracting regulations, and our long history of receiving reimbursement for such costs (see Notes 7(c) and (d)).

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

The Company’s estimate of CAROs associated with owned properties relates to estimated costs necessary for the legally required removal or remediation of various regulated materials, primarily asbestos disposal and radiological decontamination of an ordnance manufacturing facility. For CAROs that are not expected to be retired in the next fifteen (15) years, the Company estimated the retirement date of such asset retirement obligations to be thirty (30) years from the date of adoption of the applicable accounting standard on November 30, 2006. For leased properties, such obligations relate to the estimated cost of contractually required property restoration.

GENCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The changes in the carrying amount of CAROs since November 30, 2008 were as follows (in millions):

Balance as of November 30, 2008	$13.5
Additions and other, net	(1.0)
Accretion	1.1

Balance as of November 30, 2009	13.6
Additions and other, net	0.6
Accretion	1.1

Balance as of November 30, 2010	15.3
Additions and other, net	1.2
Accretion	1.3

Balance as of November 30, 2011	$17.8

n.  Advance Payments on Contracts

The Company receives advances from customers which may exceed costs incurred on certain contracts. Such advances or billings in excess of cost and estimated earnings, other than those reflected as a reduction of inventories as progress payments, are classified as current liabilities.

o.  Loss Contingencies

The Company is currently involved in certain legal proceedings and, as required, has accrued its estimate of the probable costs and recoveries for resolution of these claims. These estimates are based upon an analysis of potential results, assuming a combination of litigation and settlement strategies. It is possible, however, that future results of operations or cash flows for any particular period could be materially affected by changes in estimates or the effectiveness of strategies related to these proceedings.

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

GENCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

r.  Research and Development

Company-sponsored research and development (“R&D”) expenses were $27.4 million in fiscal 2011, $17.4 million in fiscal 2010, and $15.4 million in fiscal 2009. Company-sponsored R&D expenses include the costs of technical activities that are useful in developing new products, services, processes, or techniques, as well as expenses for technical activities that may significantly improve existing products or processes. These expenses are generally allocated among all contracts and programs in progress under U.S. government contractual arrangements.

Customer-sponsored R&D expenditures, which are funded under government contracts, totaled $276.0 million in fiscal 2011, $283.7 million in fiscal 2010, and $245.3 million in fiscal 2009. Expenditures under customer-sponsored R&D funded government contracts are accounted for as sales and cost of products sold.

s.  Stock-based Compensation

The Company recognizes stock-based compensation in the statements of operations at the grant-date fair value of stock awards issued to employees and directors over the vesting period. The Company elected to use the short-cut method for determining the historical pool of windfall tax benefits and the tax law ordering approach for purposes of determining whether an excess tax benefit has been realized.

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

GENCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

u.  Foreign Currency Transactions

Foreign currency transaction (losses) and gains were $(0.3) million in fiscal 2011, $1.7 million in fiscal 2010, and ($1.6) million in fiscal 2009 which are reported as a component of discontinued operations. The Company’s foreign currency transactions were associated with the Company’s former GDX business, including Snappon SA, which is classified as discontinued operations in these consolidated financial statements and notes to consolidated financial statements.

v.  Related Parties

A member of the Company’s board of directors is manager of Steel Partners LLC, the manager of Steel Partners Holdings L.P. (“Steel Holdings”). Steel Holdings owns 99% of SPH Group Holdings LLC (“SPH Holdings”) and is a beneficial owner of more than 5% of the Company’s common stock outstanding as of November 30, 2011. The Company repurchased $15.5 million of its 2 1/4% Debentures from SPH Holdings during fiscal 2011 at market prices as of the transaction date.

w.  Concentrations

Dependence upon government programs and contracts

Sales in fiscal 2011, 2010, and 2009 directly and indirectly to the U.S. government and its agencies, including sales to the Company’s significant customers discussed below, totaled $855.8 million, $786.1 million, and $701.3 million, respectively. The Standard Missile program, which is included in the U.S. government sales, represented 24%, 26%, and 22% of net sales for fiscal 2011, 2010, and 2009, respectively. The demand for certain of the Company’s services and products is directly related to the level of funding of government programs.

Major customers

Customers that represented more than 10% of net sales for the fiscal years presented are as follows:

	Year Ended
	2011	2010	2009
Raytheon Company (“Raytheon”)	36%	37%	31%
Lockheed Martin Corporation (“Lockheed Martin”)	28	27	26

Credit Risk

Aside from investments held in the Company’s defined benefit pension plan, financial instruments that could potentially subject the Company to concentration of credit risk consist primarily of cash, cash equivalents,

GENCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and trade receivables. The Company’s cash and cash equivalents are held and managed by recognized financial institutions and are subject to the Company’s investment policy. The investment policy outlines minimum acceptable credit ratings for each type of investment and limits the amount of credit exposure to any one security issue. The Company does not believe significant concentration of credit risk exists with respect to these investments.

Customers that represented more than 10% of accounts receivable for the periods presented are as follows:

	As of November 30,
	2011	2010
Raytheon	43%	35%
Lockheed Martin	26	31
U.S. Air Force	11	*

*	Less than 10%.

Dependence on Single Source and Other Third Party Suppliers

The Company uses a significant quantity of raw materials that are highly dependent on market fluctuations and government regulations. Further, as a U.S. government contractor, the Company is often required to procure materials from suppliers capable of meeting rigorous customer and government specifications. As market conditions change for these companies, they often discontinue materials with low sales volumes or profit margins. The Company is often forced to either qualify new materials or pay higher prices to maintain the supply. To date the Company has been successful in establishing replacement materials and securing customer funding to address specific qualification needs of the programs.

The supply of ammonium perchlorate, a principal raw material used in solid propellant, is limited to a single source that supplies the entire domestic solid propellant industry with actual pricing based on the total industry demand. The slowdown and final close out of the Space Shuttle Program has reduced the total national demand, resulting in significant unit price increases. Pricing appears to be stabilizing with recent decisions from NASA to continue Space Launch System Heavy Lift Vehicle program and the DoD to require the use of domestic ammonium perchlorate. Primarily, price risk was foreseen and appropriate contract language is in place to compensate for market volatility for this product.

The Company is also impacted, as is the rest of the industry, by fluctuations in the prices and lead-times of raw materials used in production on various fixed-price contracts. The Company continues to experience volatility in the price and lead-times of certain commodity metals, primarily steel and aluminum. The schedules and pricing of titanium mill products have reduced recently but remain well above historical levels. Additionally, the Company may not be able to continue to negotiate with its customers for economic and/or price adjustment clauses tied to commodity indices to reduce program impact. The DoD also continues to rigorously enforce the provisions of the “Berry Amendment” (DFARS 225-7002, 252.225-7014) which imposes a requirement to procure certain strategic materials critical to national security only from U.S. sources. While availability has not been a significant issue, cost remains a concern as this industry continues to quote “price in effect” at time of shipment terms, increasing the cost risk to the Company’s programs.

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

GENCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Workforce

As of November 30, 2011, 12% of the Company’s 3,268 employees were covered by collective bargaining agreements. In June 2011, the Company entered into a new collective bargaining agreement with substantially all of its covered employees through June 2014.

x.  Recently Adopted Accounting Pronouncements

As of December 1, 2009, the Company adopted the accounting standard which requires additional disclosures for plan assets of defined benefit pension or other postretirement plans. The required disclosures include a description of the Company’s investment policies and strategies, the fair value of each major category of plan assets, the inputs and valuation techniques used to measure the fair value of plan assets, the effect of fair value measurements using significant unobservable inputs on changes in plan assets, and the significant concentrations of risk within plan assets. As the accounting standard only impacts disclosures, the new standard did not have an impact on the Company’s financial position, results of operations, or cash flows.

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

As of September 1, 2011, the Company adopted the Financial Accounting Standards Board (“FASB”) amended guidance on testing goodwill for impairment. Previous guidance required that an entity test for goodwill impairment by comparing the fair value of a reporting unit with its carrying amount including goodwill. If the fair value is less than its carrying amount, then a second step is performed to measure the amount of the impairment loss. Under this new amendment an entity is not required to calculate the fair value of the reporting unit unless the entity determines that it is more likely than not (a likelihood of more than 50%) that its fair value is less than its carrying amount. The adoption of the new standard did not have a material impact on the Company’s financial position or results of operations.

y.  New Accounting Pronouncements

In January 2010, the FASB issued updated guidance to improve disclosures regarding fair value measurements. This update requires entities to (i) disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers and (ii) present separately (i.e., on a gross basis rather than as one net number), information about purchases, sales, issuances, and settlements in the roll forward of changes in Level 3 fair value measurements. The update requires fair value disclosures by class of assets and liabilities rather than by major category or line item in the statement of financial position. Disclosures regarding the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements for assets and liabilities in both Level 2 and Level 3 are also required. For all portions of the update except the gross presentation of activity in the Level 3 roll forward, this standard was effective for the Company on March 1, 2010. For the gross presentation of activity in the Level 3 roll forward, the new disclosures will be presented in the Company’s quarterly financial statements for the period ending

GENCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

February 29, 2012. As the accounting standard only impacts disclosures, the new standard will not have an impact on the Company’s financial position, results of operations, or cash flows.

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

In June 2011, the FASB issued amended guidance on the presentation of comprehensive income. The amended guidance eliminates one of the presentation options provided by current U.S. GAAP, that is to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. In addition, it gives an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This guidance is effective for the Company beginning in the second quarter of fiscal 2012, and will be applied retrospectively. The Company is currently evaluating the potential impact of the adoption of this guidance on its consolidated financial statements.

z.  Subsequent Events

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

A reconciliation of the numerator and denominator used to calculate basic and diluted income (loss) per share of common stock (“EPS”) is presented in the following table:

	Year Ended(1)
	2011	2010	2009
	(In millions, except per share amounts; shares in thousands)
Numerator for Basic and Diluted EPS
Income from continuing operations	$2.9	$6.0	$58.9
Income (loss) from discontinued operations, net of income taxes	—	0.8	(6.7)

Net income for basic earnings per share	2.9	6.8	52.2
Interest on contingent convertible subordinated notes	—	—	5.0

Net income available to common shareholders, as adjusted for diluted earnings per share	$2.9	$6.8	$57.2

Denominator
Basic weighted average shares	58,689	58,547	58,429
Effect of:
Contingent convertible subordinated notes	—	—	8,101
Employee stock options	17	17	—

Diluted weighted average shares	58,706	58,564	66,530

Basic EPS:
Income per share from continuing operations	$0.05	$0.11	$1.00
Income (loss) per share from discontinued operations, net of income taxes	—	0.01	(0.11)

Net income per share	$0.05	$0.12	$0.89

Diluted EPS:
Income per share from continuing operations	$0.05	$0.11	$0.96
Income (loss) per share from discontinued operations, net of income taxes	—	0.01	(0.10)

Net income per share	$0.05	$0.12	$0.86

(1)

The undistributed income allocated to participating securities was less than $0.1 million for all years presented. The Company’s outstanding unvested restricted shares contain non-forfeitable rights to dividends. Accordingly, the weighted average share balances treat the unvested restricted shares as participating securities and are included in the computation of EPS pursuant to the two-class method. Application of the two-class method had no impact on EPS for all years presented.

GENCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth the potentially dilutive securities excluded from the computation because their effect would have been anti-dilutive:

	Year Ended
	2011	2010	2009
	(In thousands)
4% Convertible Subordinated Notes (“4% Notes”)	—	1,148	—
4 1/16% Debentures	22,219	20,922	—
Unvested restricted shares	805	652	167
Employee stock options	1,050	934	1,291

Total potentially dilutive securities	24,074	23,656	1,458

The Company’s 2 1/4% Debentures were not included in the computation of diluted earnings per share because the market price of the common stock did not exceed the conversion price and only the conversion premium for these debentures is settled in common shares.

3.	Balance Sheet Accounts and Supplemental Disclosures

a.  Marketable Securities

As of November 30, 2010, the Company’s short-term available-for-sale investments were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In millions)
Commercial paper	$63.4	$—	$—	$63.4

As of November 30, 2010, of the total estimated fair value, $36.7 million was classified as cash and cash equivalents as the remaining maturity at date of purchase was less than three months and $26.7 million was classified as marketable securities. At November 30, 2010, the contractual maturities of the Company’s available-for-sale marketable securities were less than one year.

b.  Accounts Receivable

	As of November 30,
	2011	2010
	(In millions)
Billed	$58.1	$58.0
Unbilled	48.8	46.9

Total receivables under long-term contracts	106.9	104.9

Other receivables	0.1	1.8

Accounts receivable	$107.0	$106.7

The unbilled receivable amounts as of November 30, 2011 expected to be collected after one year is $0.2 million. Such amounts are billed either upon delivery of completed units or settlement of contracts.

GENCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

c.  Inventories

	As of November 30,
	2011	2010
	(In millions)
Long-term contracts at average cost	$262.4	$230.3
Progress payments	(213.1)	(180.2)

Total long-term contract inventories	49.3	50.1

Raw materials	—	0.5
Work in progress	0.2	0.5

Total other inventories	0.2	1.0

Inventories	$49.5	$51.1

As of November 30, 2011 and 2010, long-term contract inventories included $7.6 million and $7.8 million, respectively, of deferred qualification costs. Realization of the deferred costs at November 30, 2011 is dependent upon receipt of future firm orders. The Company believes recovery of these costs to be probable and specifically identifiable to future contracts. In addition, long-term contract inventories included an allocation of general and administrative costs incurred throughout fiscal 2011 and fiscal 2010 to be $151.7 million and $126.6 million, respectively, and the cumulative amount of general and administrative costs in long-term contract inventories is estimated to be $5.1 million and $4.3 million at November 30, 2011 and 2010, respectively.

d.  Property, Plant and Equipment, net

	As of November 30,
	2011	2010
	(In millions)
Land	$32.8	$33.2
Buildings and improvements	153.9	154.7
Machinery and equipment	349.0	359.3
Construction-in-progress	17.4	11.8

	553.1	559.0
Less: accumulated depreciation	(426.2)	(432.6)

Property, plant and equipment, net	$126.9	$126.4

Depreciation expense for fiscal 2011, 2010, and 2009 was $21.8 million, $25.2 million, and $23.0 million, respectively.

e.  Intangible Assets

As of November 30, 2011	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In millions)
Customer related	$10.7	$4.6	$6.1
Acquired technology	18.3	9.0	9.3

Intangible assets	$29.0	$13.6	$15.4

GENCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of November 30, 2010	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In millions)
Customer related	$10.7	$4.1	$6.6
Acquired technology	18.3	8.0	10.3

Intangible assets	$29.0	$12.1	$16.9

Amortization expense related to intangible assets was $1.5 million in fiscal 2011. Amortization expense related to intangible assets was $1.6 million in fiscal 2010 and 2009. Amortization expense for fiscal 2012 and 2013 related to intangible assets is estimated to be approximately $1.5 million annually. Amortization expense for fiscal 2014 through 2016 related to intangible assets is estimated to be approximately $1.4 million annually.

f.  Other Noncurrent Assets, net

	As of November 30,
	2011	2010
	(In millions)
Receivable from Northrop (see Note 7(d))	$66.3	$58.6
Recoverable from the U.S. government for conditional asset retirement obligations	12.3	10.7
Deferred financing costs	8.4	8.5
Other	23.7	27.7

Other noncurrent assets, net	$110.7	$105.5

The Company amortizes deferred financing costs over the estimated life of the related debt. Amortization of deferred financing costs was $3.2 million, $3.8 million, and $5.2 million in fiscal 2011, 2010, and 2009, respectively. In addition, the Company incurred charges of $1.3 million, $0.7 million and $0.2 million in fiscal 2011, 2010, and 2009, respectively, related to amendments to the Company’s Senior Credit Facility.

g.  Other Current Liabilities

	As of November 30,
	2011	2010
	(In millions)
Accrued compensation and employee benefits	$44.0	$49.4
Legal settlements	10.7	10.6
Interest payable	7.9	7.4
Contract loss provisions	4.7	3.3
Deferred revenue	0.6	1.5
Other	36.2	38.1

Other current liabilities	$104.1	$110.3

GENCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

h.  Other Noncurrent Liabilities

	As of November 30,
	2011	2010
	(In millions)
Legal settlements	$8.3	$13.8
Conditional asset retirement obligations	17.8	15.3
Deferred revenue	9.2	9.8
Deferred compensation	7.8	7.0
Pension benefits, non-qualified	16.1	15.6
Other	4.9	5.3

Other noncurrent liabilities	$64.1	$66.8

i. Accumulated Other Comprehensive Loss, Net of Income Taxes

The components of accumulated other comprehensive loss, net of income taxes, related to the Company’s retirement benefit plans are presented in the following table:

	As of November 30,
	2011	2010	2009
	(In millions)
Actuarial losses, net	$(304.2)	$(285.9)	$(358.4)
Prior service credits	4.8	4.7	4.6

Accumulated other comprehensive loss	$(299.4)	$(281.2)	$(353.8)

The estimated amounts that will be amortized from accumulated other comprehensive loss into net periodic benefit expense in fiscal 2012 are as follows:

	Pension Benefits	Medical and Life Benefits
	(In millions)
Recognized actuarial losses (gains), net	$62.1	$(3.2)

	$62.1	$(3.2)

GENCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Income Taxes

The Company files a consolidated U.S. federal income tax return with its wholly-owned subsidiaries. The components of the Company’s income tax provision (benefit) from continuing operations are as follows:

	Year Ended
	2011	2010	2009
	(In millions)
Current
U.S. federal	$2.0	$(5.2)	$(21.3)
State and local	4.2	3.1	2.4

	6.2	(2.1)	(18.9)

Deferred
U.S. federal	(0.4)	(0.8)	1.1
State and local	0.3	(1.0)	0.2

	(0.1)	(1.8)	1.3

Income tax provision (benefit)	$6.1	$(3.9)	$(17.6)

A reconciliation of the U.S. federal statutory income tax rate to the Company’s effective income tax rate on earnings from continuing operations is as follows:

	Year Ended
	2011	2010	2009
Statutory U.S. federal income tax rate	35.0%	35.0%	35.0%
State and local income taxes, net of U.S. federal income tax effect	29.9	93.7	2.3
Tax settlements and refund claims, including interest	3.5	(295.2)	(41.3)
Reserve adjustments	0.8	(0.6)	(10.0)
Valuation allowance adjustments	(44.0)	(146.3)	(32.9)
Unregistered stock rescission	3.3	13.8	1.1
Non-deductible convertible debt interest	31.6	124.5	—
Deferred net operating loss to additional paid in capital	2.1	—	—
Other, net	5.3	(6.2)	3.3

Effective income tax rate	67.5%	(181.3)%	(42.5)%

The income tax provision of $6.1 million in fiscal 2011 is primarily related to current federal tax expense of (i) $1.5 million for alternative minimum tax (“AMT”) offset by $1.5 million of deferred tax benefit; (ii) $0.2 million of current federal tax on earnings sheltered by net operating losses generated from equity based compensation, the benefit of which was recorded directly to equity; (iii) $0.3 million true-up of interest accrual on the pending federal refund claims filed in 2010; (iv) current state taxes of $4.2 million; and (v) deferred taxes of $1.4 million, which represents the excess of deferred tax expense from goodwill amortization over deferred tax benefit from research credits.

The income tax benefit of $3.9 million in fiscal 2010 is primarily related to the Company obtaining a Private Letter Ruling (“PLR”) from the Internal Revenue Service (“IRS”) allowing the Company to revoke its election made on the fiscal 2003 income tax return to capitalize and amortize certain research expenditures. The revocation is effective as of the fiscal 2007 income tax return, allowing a deduction on an amended fiscal 2007 tax return of the remaining unamortized balance. As a result of the PLR, an income tax benefit of $6.3 million was

GENCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

recorded. This is offset by federal AMT expense of $1.1 million and state tax expense of $3.1 million. Additionally, the Company recorded a deferred tax benefit of $1.9 million relating to prior years offset by $0.1 million of deferred tax expense recorded for fiscal 2010.

The income tax benefit of $17.6 million in fiscal 2009 is primarily related to new guidance that was published by the Chief Counsel’s Office of the IRS in December 2008 clarifying which costs qualify for ten-year carryback of tax net operating losses for refund of prior years’ taxes. As a result of the clarifying language, the Company recorded during the first quarter of fiscal 2009 an income tax benefit of $19.7 million, of which $14.5 million was for the release of the valuation allowance associated with the utilization of the qualifying tax net operating losses and $5.2 million was for the recognition of affirmative claims related to previous uncertain tax positions associated with prior years’ refund claims related to the qualifying costs.

A valuation allowance has been recorded to offset a substantial portion of the net deferred tax assets at November 30, 2011 and 2010 to reflect the uncertainty of realization. A valuation allowance is required when it is more likely than not that all or a portion of deferred tax assets may not be realized. A review of all available positive and negative evidence is considered, including past and future performance, the market environment in which the Company operates, utilization of tax attributes in the past, length of carryback and carryforward periods, and evaluation of potential tax planning strategies when evaluating the realizability of deferred tax assets.

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

A reconciliation of the change in unrecognized tax benefits from December 1, 2008 to November 30, 2011 is as follows (in millions):

Unrecognized tax benefits at December 1, 2008	$5.8
Gross increases for tax positions taken during the year	4.3
Gross decreases for tax positions taken during the year	(5.2)

Unrecognized tax benefits at December 1, 2009	4.9
Interest accrual on reserves	0.1
Gross decreases for tax positions taken in prior year	(0.1)

Unrecognized tax benefits at November 30, 2010	4.9
Interest accrual on reserves	0.1
Gross increases for tax positions taken during the year	0.1
Gross decreases for tax positions taken in prior year	(0.4)

Unrecognized tax benefits at November 30, 2011	$4.7

As of November 30, 2011, the total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $1.5 million. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of November 30, 2011, the Company’s accrued interest and penalties related to uncertain tax positions is $0.2 million. The years ended November 30, 2008 through November 30, 2010 remain open to examination for U.S. federal income tax purposes. For the Company’s other major taxing jurisdictions, the tax years ended November 30, 2007 through November 20, 2010 remain open to examination.

GENCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred tax assets and liabilities are as follows:

	As of November 30,
	2011	2010
	(In millions)
Deferred Tax Assets
Accrued estimated costs	$55.4	$48.3
Basis difference in assets and liabilities	9.7	9.3
Tax losses and credit carryforwards	40.5	67.9
Net cumulative defined benefit pension plan losses	95.7	75.5
Retiree medical and life benefits	31.0	34.3
Valuation allowance	(211.1)	(212.5)

Total deferred tax assets	21.2	22.8
Deferred Tax Liabilities
U.S. federal effect of state deferred taxes	15.6	17.4
Other	13.2	13.0

Total deferred tax liabilities	28.8	30.4

Total net deferred tax liabilities	$(7.6)	$(7.6)

The year of expiration for the Company’s state and U.S. federal net operating loss carryforwards as of November 30, 2011 were as follows:

Year Ending November 30,	State	Federal
	(In millions)
2013	$0.2	$—
2014	1.7	—
2015	24.7	—
2016	28.9	—
2017	30.0	—
2018	48.3	—
2019	105.5	—
2025	—	1.4

	$239.3	$1.4

Approximately $1.4 million and $5.4 million of the U.S. federal and state net operating loss carryforwards relate to the exercise of stock options, respectively, the benefit of which will be credited to equity when realized. In addition, the Company has U.S. federal and state capital loss carryforwards of approximately $6.0 million and $1.2 million, respectively, which begin expiring in fiscal 2012.

The Company also has a U.S. federal research credit carryforward of $9.9 million which begins expiring in fiscal 2021, and a California research credit carryforward of $0.7 million which has an indefinite carryforward period. Additionally, the Company has a foreign tax credit carryforward of $2.6 million which begins expiring in fiscal 2012, if not utilized. These tax carryforwards are subject to examination by the tax authorities.

GENCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Long-Term Debt

	As of November 30,
	2011	2010
	(In millions)
Senior debt	$50.0	$51.1
Senior subordinated notes	75.0	75.0
Convertible subordinated notes, net of $4.0 million of debt discount as of November 30, 2010	200.2	264.6
Other debt	1.2	2.0

Total debt, carrying amount	326.4	392.7
Less: Amounts due within one year
Senior debt	2.5	0.5
Other debt	0.3	65.5

Total long-term debt, carrying amount	$323.6	$326.7

As of November 30, 2011, the Company’s annual fiscal year debt contractual principal maturities are summarized as follows:

	Total	2012	2013	2014	2015	2016	Thereafter
	(In millions)
Term loan	$50.0	$2.5	$2.5	$2.5	$2.5	$40.0	$—
9 1/2% Notes	75.0	—	75.0	—	—	—	—
4 1/16% Debentures	200.0	—	—	—	200.0	—	—
2 1/4% Debentures	0.2	—	—	0.2	—	—	—
Other debt	1.2	0.3	0.2	0.2	0.2	0.2	0.1

Total debt	$326.4	$2.8	$77.7	$2.9	$202.7	$40.2	$0.1

a.  Senior Debt:

	As of November 30,
	2011	2010
	(In millions)
Term loan, bearing interest at various rates (rate of 3.86% as of November 30, 2011), payable in quarterly installments of $0.1 million plus interest, maturing in November 2016	$50.0	$51.1

Senior Credit Facility

On November 18, 2011, the Company entered into a second amended and restated credit agreement (the “Senior Credit Facility”) with the lenders identified therein, and Wells Fargo Bank, National Association, as administrative agent. The Senior Credit Facility replaces the prior credit facility and, among other things, (i) extends the maturity date to November 18, 2016 (which date may be accelerated in certain cases); and (ii) replaces the existing revolving credit facility and credit-linked facility with (x) a revolving credit facility in an aggregate principal amount of up to $150.0 million (with a $100.0 million subfacility for standby letters of credit and a $5.0 million subfacility for swingline loans) and (y) a term loan facility in an aggregate principal amount of up to $50.0 million. The term loan facility will amortize at a rate of 5.0% of the original principal

GENCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

amount per annum to be paid in equal quarterly installments with any remaining amounts due on the maturity date. Outstanding indebtedness under the Senior Credit Facility may be voluntarily prepaid at any time, in whole or in part, in general without premium or penalty.

As of November 30, 2011, the Company had $67.1 million outstanding letters of credit under the $150.0 million revolving credit subfacility and had $50.0 million outstanding under the term loan facility.

In general, borrowings under the Senior Credit Facility bear interest at a rate equal to the LIBOR plus 350 basis points (subject to downward adjustment), or the base rate as it is defined in the credit agreement governing the Senior Credit Facility. In addition, the Company is charged a commitment fee of 50 basis points per annum on unused amounts of the revolving credit facility and 350 basis points per annum (subject to downward adjustment), along with a fronting fee of 25 basis points per annum, on the undrawn amount of all outstanding letters of credit.

The Company guarantees the payment obligations under the Senior Credit Facility. Any borrowings are further secured by (i) all equity interests owned or held by the loan parties, including interests in the Company’s Easton subsidiary and 66% of the voting stock (and 100% of the non-voting stock) of all present and future first-tier foreign subsidiaries of the loan parties; (ii) substantially all of the tangible and intangible personal property and assets of the loan parties; and (iii) certain real property owned by the loan parties located in Orange, Virginia and Redmond, Washington. The Company’s real property located in California, including the real estate holdings of Easton, are excluded from collateralization under the Senior Credit Facility.

The Company is subject to certain limitations including the ability to incur additional debt, make certain investments and acquisitions, and make certain restricted payments, including stock repurchases and dividends. The Senior Credit Facility includes events of default usual and customary for facilities of this nature, the occurrence of which could lead to an acceleration of our obligations thereunder. Additionally, the Senior Credit Facility includes certain financial covenants, including that the Borrower maintain (i) a maximum total leverage ratio of 3.50 to 1.00 (subject to upward adjustment in certain cases), calculated net of cash up to a maximum of $100.0; and (ii) a minimum interest coverage ratio of 2.40 to 1.00.

Financial Covenant	Actual Ratios as of November 30, 2011	Required Ratios
Interest coverage ratio, as defined under the Senior Credit Facility	5.27 to 1.00	Not less than: 2.4 to 1.00
Leverage ratio, as defined under the Senior Credit Facility	1.87 to 1.00	Not greater than: 3.5 to 1.00

The Company was in compliance with its financial and non-financial covenants as of November 30, 2011.

b. Senior Subordinated Notes:

	As of November 30,
	2011	2010
	(In millions)
Senior subordinated notes, bearing interest at 9.50% per annum, interest payments due in February and August, maturing in August 2013	$75.0	$75.0

9 1/2% Senior Subordinated Notes

In August 2003, the Company issued $150.0 million aggregate principal amount of its 9 1/2% Notes due 2013 in a private placement pursuant to Section 4(2) and Rule 144A under the Securities Act of 1933. The 9 1/2% Notes have been exchanged for registered, publicly tradable notes with substantially identical terms. The

GENCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9 1/2% Notes mature in August 2013. All or any portion of the 9 1/2% Notes may be redeemed by the Company at any time on or after August 15, 2008 at redemption prices beginning at 104.75% of the principal amount and reducing to 100% of the principal amount on August 15, 2011.

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

In October 2004, the Company entered into a supplemental indenture to amend the indenture dated August 11, 2003 to (i) permit the refinancing of its outstanding 5 3/4% convertible subordinated notes (“5 3/4% Notes”) with new subordinated debt having a final maturity or redemption date later than the final maturity or redemption date of the 5 3/4% Notes being refinanced, and (ii) provide that the Company will have up to ten (10) business days to apply the proceeds of refinancing indebtedness toward the redemption or repurchase of outstanding indebtedness. The supplemental indenture also amended the definition of refinancing indebtedness to include indebtedness, the proceeds of which are used to pay a premium necessary to accomplish a refinancing.

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

GENCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

c.  Convertible Subordinated Notes:

	As of November 30,
	2011	2010
	(In millions)
Convertible subordinated debentures, bearing interest at 2.25% per annum, interest payments due in May and November, maturing in November 2024	$0.2	$68.6
Debt discount on 2.25% convertible subordinated debentures	—	(4.0)
Convertible subordinated debentures, bearing interest at 4.0625% per annum, interest payments due in June and December, maturing in December 2039	200.0	200.0

Total convertible subordinated notes	$200.2	$264.6

2 1/4% Convertible Subordinated Debentures

In November 2011, the Company redeemed $46.4 million principal amount of its 2 1/4% Debentures which were presented to the Company for payment.

During fiscal 2011 and 2010, the Company repurchased $22.0 million and $77.8 million principal amount of its 2 1/4% Debentures at various prices ranging from 93.0% of par to 99.60% of par (See Note 13).

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

The Company calculated the carrying value of the liability component at issuance as the present value of its cash flows using a discount rate of 8.86%. The carrying value of the liability component was determined to be $97.5 million. The equity component, or debt discount, of the 2 1/4% Debentures was determined to be $48.9 million. The debt discount was amortized as a non-cash charge to interest expense over the period from the issuance date through November 20, 2011 which was the date holders can require the Company to repurchase all or part of the 2 1/4% Debentures.

The $4.9 million of costs incurred in connection with the issuance of the 2 1/4% Debentures were capitalized and bifurcated into deferred financing costs of $3.3 million and equity issuance costs of $1.6 million. The deferred financing costs are being amortized to interest expense from the issuance date through November 20, 2011.

The following table presents the carrying amounts of the liability and equity components:

	As of November 30,
	2011	2010
	(In millions)
Carrying amount of equity component, net of equity issuance costs	$44.1	$44.4

Principal amount of 2 1/4% Debentures	$0.2	$68.6
Unamortized debt discount	—	(4.0)

Carrying amount of liability component	$0.2	$64.6

GENCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents the interest expense components for the 2 1/4% Debentures:

	Year Ended
	2011	2010	2009
	(In millions)
Interest expense-contractual interest	$1.3	$2.6	$3.3
Interest expense-amortization of debt discount	3.5	6.7	7.5
Interest expense-amortization of deferred financing costs	0.3	0.7	0.8
Effective interest rate	8.9%	8.9%	8.9%

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

Effective December 21, 2010, in accordance with the terms of the indenture, the restrictive legend on the 4 1/16% Debentures was removed and the 4 1/16% Debentures are freely tradeable pursuant to Rule 144 under the Securities Act of 1933 without volume restrictions by any holder that is not an affiliate of the Company at the time of sale and has not been an affiliate during the preceding three months.

Issuance of the 4 1/16% Debentures generated net proceeds of $194.1 million, which were used to repurchase long-term debt and other debt related costs.

d. Other Debt:

	As of November 30,
	2011	2010
	(In millions)
Promissory note, bearing interest at 5.00% per annum, payable in annual installments of $0.7 million plus interest, matured January 2011	$—	$0.7
Capital lease, payable in monthly installments, maturing in March 2017	1.2	1.3

Total other debt	$1.2	$2.0

6.	Retirement Benefits

a.  Plan Descriptions

Pension Benefits

On November 25, 2008, the Company decided to amend the defined benefit pension and benefits restoration plans to freeze future accruals under such plans. Effective February 1, 2009 and July 31, 2009, future benefit

GENCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

accruals for non-collective bargaining-unit employees and collective bargaining unit employees were discontinued, respectively. No employees lost their previously earned pension benefits.

As of the last measurement date at November 30, 2011, the total defined benefit pension plan assets, total projected benefit obligations, and the unfunded pension obligation for the qualified pension plan were approximately $1,296.8 million, $1,550.4 million, and $236.4 million, respectively. The Pension Protection Act (the “PPA”) requires underfunded pension plans to improve their funding ratios within prescribed intervals based on the funded status of the plan as of specified measurement dates. The funded ratio as of November 30, 2010 under the PPA for the Company’s tax-qualified defined benefit pension plan was 96.2% which was above the 96.0% ratio required under the PPA. The required ratio to be met as of the November 30, 2011 measurement date is 100%. The final calculated PPA funded ratio as of November 30, 2011 is expected to be completed in the second half of 2012.

In general, the PPA requires companies with underfunded plans to make up the shortfall over a seven year period. These values are based on assumptions specified by the IRS, and are typically not the same as the amounts used for corporate financial reporting. On June 25, 2010, the president signed the Preservation of Access to Care for Medicare Beneficiaries and Pension Relief Act of 2010 (“Pension Relief Act”) into law. The Pension Relief Act allows pension plan sponsors to extend the shortfall amortization period from the seven years required under the PPA to either nine years (with interest-only payments for the first two years) or 15 years for shortfall amortization bases created during the years for which relief is elected. This election could be made for any two plan years during the period 2008-2011. The Company elected the funding relief for plan year beginning 2010 and expects to elect the funding relief for plan year beginning 2011 using the 15-year alternative amortization.

The value of the unfunded accrued benefits and amount of required contribution each year are based on a number of factors, including plan investment experience and interest rate environment and, as such, can fluctuate significantly from year to year. Companies may prepay contributions and, under certain circumstances, use those prepayment credits to satisfy the required funding of the pension plan’s annual required contribution thereby allowing the Company to defer cash payments into the pension plan. The Company has accumulated $59.5 million in such prepayment credits as of November 30, 2011. For fiscal 2012, the Company is not expecting to make a cash contribution to the pension plan.

The funded status of the pension plan may be adversely affected by the investment experience of the plan’s assets, by any changes in U.S. law, and by changes in the statutory interest rates used by “tax-qualified” pension plans in the U.S. to calculate funding requirements or other plan experience. Accordingly, if the performance of the Company’s plan assets does not meet our assumptions, if there are changes to the IRS regulations or other applicable law or if other actuarial assumptions are modified, the future contributions to the Company’s underfunded pension plan could be significant in future periods.

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

Defined Contribution 401(k) Benefits

The Company sponsors a defined contribution 401(k) plan and participation in the plan is available to all employees. Company contributions to the plan generally have been based on a percentage of employee contributions and, prior to April 15, 2009, the Company’s contributions to the plan had been directed entirely in the GenCorp Stock Fund. Effective January 15, 2009, the Company discontinued the employer matching component

GENCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

to the defined contribution 401(k) plan for non-collective bargaining-unit employees. Effective March 15, 2009, transfers into the GenCorp Stock Fund were no longer permitted. Effective April 15, 2009, all future contribution investment elections directed into the GenCorp Stock Fund were redirected to other investment options and the Company’s collective bargaining-unit employee matching contributions are being made in cash. Effective the first full payroll commencing in July 2010, for non-collective bargaining-unit employees, the Company reinstated in cash its matching contributions at the same level in effect prior to January 15, 2009 and invested according to participants’ investment elections in effect at the time of contribution. The Company’s contributions to the 401(k) plan were $9.9 million in fiscal 2011, $3.7 million in fiscal 2010, and $2.0 million in fiscal 2009.

b. Plan Results

Summarized below is the balance sheet impact of the Company’s pension benefits and medical and life benefits. Pension benefits include the consolidated qualified plan and the unfunded non-qualified plan for benefits provided to employees beyond those provided by the Company’s qualified plans. Plan assets, benefit obligations, and the funded status of the plans were determined at November 30, 2011 and 2010 for fiscal 2011 and 2010, respectively.

	Pension Benefits		Medical and Life Benefits
	As of November 30,
	2011	2010	2011	2010
	(In millions)
Change in fair value of plan assets:
Fair value — beginning of year	$1,374.3	$1,335.5	$—	$—
Gain on plan assets	54.5	172.3	—	—
Employer contributions	1.5	1.2	5.5	5.9
Benefits paid(1)	(133.5)	(134.7)	(5.5)	(5.9)

Fair Value — end of year	$1,296.8	$1,374.3	$—	$—

Change in benefit obligation:
Benefit obligation — beginning of year	$1,566.6	$1,561.6	$78.9	$82.9
Service cost(2)	3.9	4.4	0.1	0.2
Interest cost	78.4	86.1	3.5	4.0
Actuarial losses (gains)	35.0	49.2	(1.8)	(2.3)
Benefits paid	(133.5)	(134.7)	(5.5)	(5.9)

Benefit obligation — end of year(3)	$1,550.4	$1,566.6	$75.2	$78.9

Funded status of the plans	$(253.6)	$(192.3)	$(75.2)	$(78.9)

Amounts Recognized in the Consolidated Balance Sheets:
Postretirement medical and life benefits, current			$(6.8)	$(7.1)
Postretirement medical and life benefits, noncurrent			(68.4)	(71.8)
Pension liability, current (component of other current liabilities)	$(1.1)	$(1.2)
Pension liability, non-qualified (component of other noncurrent liabilities)	(16.1)	(15.6)
Pension benefits, noncurrent	(236.4)	(175.5)

Net Liability Recognized in the Consolidated Balance Sheets	$(253.6)	$(192.3)	$(75.2)	$(78.9)

GENCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(1)	Benefits paid for medical and life benefits are net of the Medicare Part D Subsidy of $0.5 million and $0.6 million received in fiscal 2011 and 2010, respectively.

(2)	For fiscal 2011 and 2010, service cost for pension benefits represents the administrative costs of the pension plan.

(3)	Pension amounts include $17.2 million in fiscal 2011 and $16.8 million in fiscal 2010 for unfunded plans.

Due to freezing of the plan benefits in fiscal 2009, the accumulated benefit obligation for the defined benefit pension plans was equal to the benefit obligation as of the November 30, 2011 and 2010 measurement dates.

Components of net periodic benefit expense (income) for continuing operations are as follows:

	Pension Benefits			Medical and Life Benefits
	Year Ended
	2011	2010	2009	2011	2010	2009
	(In millions)
Service cost(1)	$3.9	$4.4	$6.3	$0.1	$0.2	$0.2
Interest cost on benefit obligation	78.4	86.1	89.3	3.5	4.0	5.0
Assumed return on plan assets(2)	(102.4)	(107.8)	(103.8)	—	—	—
Amortization of prior service costs	—	—	—	0.1	0.1	0.1
Amortization of net losses (gains)	66.4	58.8	(1.0)	(3.6)	(3.9)	(8.0)

Net periodic benefit expense (income)	$46.3	$41.5	$(9.2)	$0.1	$0.4	$(2.7)

(1)

For fiscal 2011 and 2010, service cost for pension benefits represents the administrative costs of the pension plan. For fiscal 2009, service cost for pension benefits include administrative costs and service cost for non-collective bargaining-unit employees until February 1, 2009 and collective bargaining-unit employees until July 31, 2009.

(2)	The actual return (loss) and rate of return (loss) on plan assets are as follows:

	Year Ended
	2011	2010	2009
	(In millions)
Actual return (loss) on plan assets	$54.5	$172.3	$(46.6)
Actual rate of return (loss) on plan assets	3.8%	13.7%	(1.9)%

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

	Pension Benefits		Medical and Life Benefits
	2011	2010	2011	2010
Discount rate (benefit obligations)	4.95%	5.21%	4.58%	4.65%
Discount rate (benefit restoration plan benefit obligations)	4.98%	5.34%	*	*
Discount rate (net periodic benefit expense)	5.21%	5.65%	4.65%	5.09%
Expected long-term rate of return on plan assets	8.00%	8.00%	*	*
Ultimate healthcare trend rate	*	*	5.00%	5.00%
Initial healthcare trend rate (pre-65)	*	*	9.00%	9.00%
Year ultimate rate attained (pre-65)	*	*	2021	2021
Initial healthcare trend rate (post 65)	*	*	9.00%	9.00%
Year ultimate rate attained (post 65)	*	*	2021	2021

*	Not applicable.

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

The expected long-term rate of return on plan assets represents the rate of earnings expected in the funds invested, and funds to be invested, to provide for anticipated benefit payments to plan participants. The Company evaluated the plan’s historical investment performance, its current and expected asset allocation, and, with input from the Company’s external advisors and investment managers, developed best estimates of future investment performance of the plan’s assets. Based on this analysis, the Company has assumed a long term rate of return on plan assets of 8.00%.

The Company reviews external data and its own historical trends for healthcare costs to determine the healthcare cost trend rates for the medical benefit plans. For fiscal 2011 medical benefit obligations, the Company assumed a 9.0% annual rate of increase for pre and post 65 participants in the per capita cost of covered healthcare claims with the rate decreasing over nine years until reaching 5.0%.

A one percentage point change in the key assumptions would have the following effects on the projected benefit obligations as of November 30, 2011 and on expense for fiscal 2011:

	Pension Benefits and Medical and Life Benefits Discount Rate		Expected Long-term Rate of Return	Assumed Healthcare Cost Trend Rate
	Net Periodic Benefit Expense	Projected Benefit Obligation	Net Periodic Pension Benefit Expense	Net Periodic Medical and Life Benefit Expense	Accumulated Benefit Obligation
	(In millions)
1% decrease	$21.3	$160.8	$12.8	$(0.1)	$(2.0)
1% increase	(20.9)	(135.8)	(12.8)	0.1	2.2

GENCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

d.  Plan Assets and Investment Policy

The Company’s investment policy is to maximize the total rate of return with a view toward long-term funding objectives of the plan to ensure that funds are available to meet benefit obligations when due. The plan assets are diversified to the extent necessary to minimize risk and to achieve an optimal balance between risk and return. The Company’s investment strategy focuses on higher return seeking investments in actively managed investment vehicles with an emphasis toward alternative investment strategies and allows for diversification as to the type of assets, investment strategies employed, and number of investment managers used to carry out this strategy. These strategies are achieved using diversified asset types, which may include cash, equities, fixed income, real estate, private equity holdings and derivatives. Allocations between these asset types may change as a result of changing market conditions and tactical investment opportunities.

The Company’s pension plans weighted average asset allocation and the investment policy asset allocation targets at November 30, 2011, by asset category, are as follows:

	2011
	Actual	Target(1)
Cash and cash equivalents	24%	—%
Equity securities	24	32
Fixed income	24	50
Real estate investments	2	2
Private equity holdings	6	—
Alternative investments	20	16

	100%	100%

(1)	Assets rebalanced periodically to remain within a reasonable range of the target. The Company is in the process of evaluating and updating its overall investment strategy and asset allocation targets.

GENCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair value of the Company’s pension plan assets and liabilities by asset category and by level at November 30, 2011 and 2010 is as follows:

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
November 30, 2011	(In millions)
Cash and cash equivalents	$302.2	$137.5	$164.7	$—
Equity securities:
Domestic equity securities	304.3	299.1	4.8	0.4
International equity securities	147.9	147.6	0.3	—
Derivatives:
Purchased options	0.4	0.4	—	—
Written options	(2.6)	(2.6)	—	—
Investments sold short	(141.9)	(141.9)	—	—
Fixed income:
U.S. government securities	20.7	8.1	12.6	—
Foreign government securities	0.2	—	—	0.2
Corporate debt securities	102.5	1.3	94.5	6.7
Asset-backed securities	199.8	—	199.8	—
Investments sold short	(6.6)	(3.4)	(3.2)	—
Forward exchange contracts	0.2	—	0.2	—
Real estate investments	19.6	—	—	19.6
Private equity holdings	72.0	—	—	72.0
Alternative investments	259.1	—	—	259.1

Total	1,277.8	$446.1	$473.7	$358.0

Receivables	43.2
Payables	(24.2)

Total	$1,296.8

GENCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
November 30, 2010
Cash and cash equivalents	$238.7	$127.1	$111.6	$—
Equity securities:
Domestic equity securities	376.1	310.3	65.8	—
International equity securities	174.8	36.7	138.1	—
Derivatives:
Purchased options	0.5	0.5	—	—
Written options	(0.1)	(0.1)	—	—
Investments sold short	(76.2)	(76.2)	—	—
Fixed income:
U.S. government securities	5.7	—	5.7	—
Foreign government securities	0.2	—	—	0.2
Corporate debt securities	170.1	2.0	168.1	—
Asset-backed securities	247.0	—	245.6	1.4
Investments sold short	(3.0)	(1.3)	(1.7)	—
Real estate investments	21.6	—	—	21.6
Private equity holdings	83.1	—	—	83.1
Alternative investments	137.1	—	—	137.1

Total	1,375.6	$399.0	$733.2	$243.4

Receivables	13.1
Payables	(14.4)

Total	$1,374.3

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

Equity securities

Equity securities are invested broadly in U.S. and non-U.S. companies which are in various industries and through a range of market capitalization in common stocks and Common Collective Trusts (“CCTs”). Common stocks are stated at fair value as quoted on a recognized securities exchange and are valued at the last reported sales price on the last business day of the fiscal year and are classified as Level 1 investments. CCTs are not traded on an exchange and active market, however, the fair value is determined based on the underlying investments as traded in an exchange and active market, and therefore are classified as Level 2 investments. Derivatives primarily include options and short equity positions, which are all listed on an exchange and active market and classified as Level 1 investments. Derivatives include call and put options, which are all listed on an exchange and active market and classified as Level 1 investments. Investments sold short are short equity positions which are all listed on an exchange and active market and classified as Level 1 investments.

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

Investments sold short are short fixed income positions which are classified as Level 1 investments if they are listed on an exchange and active market, and are classified as Level 2 investments if they are valued at bid evaluation using observable and market-based inputs.

Forward exchange contracts

Forward exchange contracts are not exchange-traded but are priced based on observable input. They are classified as Level 2 investments.

Real estate investments

Real estate investments are interests in real property holdings where the underlying properties are valued by independent appraisers employing valuation techniques such as capitalization of future rental income and/or sales of comparable properties. If applicable, the properties may also be valued based on current indicative interest received by the Company from third parties. These investments are classified as Level 3 investments.

Private equity holdings

Private equity holdings are primarily limited partnerships and fund-of-funds that mainly invest in U.S. and non-U.S. leveraged buyout, venture capital and special situation strategies. Private equity holdings are valued at Net Asset Value (“NAV”), which are estimated by investment managers using inputs in which little or no public market data exists. These investments are classified as Level 3 investments.

Alternative investments

Alternative investments consist of hedge funds that employ a variety of investment strategies. These funds invest across a range of equity and debt securities in a variety of industry sectors. Alternative investments are valued at NAV calculated by investment managers using a variety of valuation techniques for the underlying investments. Since many of these valuations are based on unobservable inputs, they are classified as Level 3 investments.

GENCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Changes in the fair value of the Level 3 investments during the year ended November 30, 2011 and 2010 were as follows:

	$(111.1)	$(111.1)	$(111.1)	$(111.1)	$(111.1)	$(111.1)
	November 30, 2010	Unrealized Gains(Losses) on Plan Assets	Realized Gains(Losses) on Plan Assets	Purchases, Issuances, and Settlements	Transfers out of Level 3	November 30, 2011
	(In millions)
Equity securities:
Domestic equity securities	$—	$0.2	$—	$0.2	$—	$0.4
Fixed income:
Foreign government securities	0.2	—	—	—	—	0.2
Corporate securities	—	(0.1)	—	6.8	—	6.7
Asset-backed securities	1.4	0.1	(0.1)	(0.5)	(0.9)	—
Real estate investments	21.6	—	—	(2.0)	—	19.6
Private equity holdings	83.1	4.6	—	(15.7)	—	72.0
Alternative investments	137.1	8.0	(0.9)	114.9	—	259.1

Total	$243.4	$12.8	$(1.0)	$103.7	$(0.9)	$358.0

	$(111.1)	$(111.1)	$(111.1)	$(111.1)	$(111.1)	$(111.1)
	November 30, 2009	Unrealized Gains(Losses) on Plan Assets	Realized Gains on Plan Assets	Purchases, Issuances, and Settlements	Transfers out of Level 3	November 30, 2010
	(In millions)
Fixed income:
Foreign government securities	$0.4	$—	$—	$(0.2)	$—	$0.2
Corporate securities	0.2	—	—	(0.2)	—	—
Asset-backed securities	5.3	(0.6)	1.2	(3.5)	(1.0)	1.4
Real estate investments	26.8	(5.2)	—	—	—	21.6
Private equity holdings	71.2	11.1	—	0.8	—	83.1
Alternative investments	128.8	0.8	13.5	(6.0)	—	137.1

Total	$232.7	$6.1	$14.7	$(9.1)	$(1.0)	$243.4

e.  Benefit Payments

The following presents estimated future benefit payments:

	Pension Benefit Payments	Medical and Life Benefits
Year Ending November 30,		Gross Benefit Payments	Medicare D Subsidy	Net Benefit Payments
	(In millions)
2012	$131.1	$7.4	$0.6	$6.8
2013	129.2	8.7	0.6	8.1
2014	126.6	8.5	0.6	7.9
2015	123.5	8.2	0.3	7.9
2016	120.3	7.9	0.3	7.6
Years 2017 — 2021	550.6	32.6	1.3	31.3

GENCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Commitments and Contingencies

a.  Lease Commitments and Income

The Company and its subsidiaries lease certain facilities, machinery and equipment, and office buildings under long-term, non-cancelable operating leases. The leases generally provide for renewal options ranging from one to ten years and require the Company to pay for utilities, insurance, taxes, and maintenance. Rent expense was $12.9 million in fiscal 2011, $11.3 million in fiscal 2010, and $11.6 million in fiscal 2009.

The Company also leases certain surplus facilities to third parties. The Company recorded lease income of $6.7 million in fiscal 2011, $6.8 million in fiscal 2010, and $6.4 million in fiscal 2009 related to these arrangements, which have been included in net sales.

The future minimum rental commitments under non-cancelable operating leases with initial or remaining terms of one year or more and lease revenue in effect as of November 30, 2011 were as follows:

Year Ending November 30,	Future Minimum Rental Commitments	Future Minimum Rental Income
	(In millions)
2012	$9.4	$4.4
2013	6.9	4.2
2014	4.5	4.4
2015	2.6	4.5
2016	2.2	2.3
Thereafter	1.8	—

	$27.4	$19.8

b.  Legal Matters

The Company and its subsidiaries are subject to legal proceedings, including litigation in U.S. federal and state courts, which arise out of, and are incidental to, the ordinary course of the Company’s on-going and historical businesses. The Company is also subject from time to time to governmental investigations by federal and state agencies. The Company cannot predict the outcome of such proceedings with any degree of certainty. Loss contingency provisions are recorded for probable losses at management’s best estimate of a loss, or when a best estimate cannot be made, a minimum loss contingency amount is recorded. These estimates are often initially developed substantially earlier than when the ultimate loss is known, and are refined each quarterly reporting period as additional information becomes available. For legal settlements where there is no stated amount for interest, the Company will estimate an interest factor and discount the liability accordingly.

Summarized below are the outstanding matters the Company believes have more than a remote possibility of having a material adverse effect on its operating results, financial condition, and/or cash flows.

GENCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Groundwater Cases

South El Monte Operable Unit (“SEMOU”) Related Cases

In October 2002, Aerojet and approximately 65 other individual and corporate defendants were served with four civil suits filed in the U.S. District Court for the Central District of California that sought recovery of costs allegedly incurred or to be incurred in response to the contamination present at the South El Monte Operable Unit of the San Gabriel Valley Superfund site. The plaintiffs’ claims against Aerojet were based upon allegations of discharges from a former site in the El Monte area. Aerojet investigations did not identify a credible connection between the contaminants identified by the plaintiff water entities in the SEMOU and those detected at Aerojet’s former facility located in El Monte, California, near the SEMOU (“East Flair Drive site”). The cases served on October 30, 2002 were denominated as follows:

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

Southern California Water Company v. Aerojet-General Corporation, et al., Case No. CV-02-6340 ABC (RCx), U.S. District Court, Central District of CA.

The City of Monterey Park v. Aerojet-General Corporation, et al., Case No. CV-02-5909 ABC (RCx), U.S. District Court, Central District of CA.

The contamination in the SEMOU was also subject to a Unilateral Administrative Order (“UAO”) issued by the U.S. Environmental Protection Agency (“EPA”) naming Aerojet and approximately 40 other parties requiring them to conduct the remedial design and remedial action in the SEMOU.

These cases have been settled. Under the settlement, the water entities released Aerojet and the Company from liability for all groundwater contamination in the geographic confines of the SEMOU alleged to have originated from the East Flair Drive site. On August 19, 2011, the U.S. District Court approved and entered a partial consent decree between Aerojet, EPA, and the California Department of Toxic Substances Control (“DTSC”) which also resolved Aerojet’s liability under the UAO. On August 25, 2011, the Court granted Aerojet’s motion for good faith settlement conditioned upon the payment by Aerojet of its second settlement payment on or before December 5, 2011. The Company previously reserved for the settlement and there was no impact in fiscal 2011 to the Consolidated Statement of Operations. The Court’s approval removes any contribution claims against Aerojet by other defendants. Aerojet paid the second settlement payment on December 5, 2011 and the Court’s Order took effect on December 8, 2011.

Sacramento County Water Agency (“SCWA”)

On July 1, 2009, the County of Sacramento (“County”) and SCWA filed a complaint against Aerojet and Boeing in the U.S. District Court for the Eastern District of California, in Sacramento, County of Sacramento; Sacramento County Water Agency v. Aerojet-General Corporation and The Boeing Corporation [sic], Civ. No. 2:09-at-1041. In the complaint, the County and SCWA alleged that because groundwater contamination from various sources including Aerojet, McDonnell Douglas Corporation (now Boeing Corporation), and the former Mather Air Force Base, was continuing, the County and SCWA should be awarded unspecified monetary damages as well as declaratory and equitable relief. Aerojet, Boeing, the County and SCWA reached a final settlement effective October 31, 2011 and Aerojet’s payment obligations under the settlement were fully satisfied in fiscal 2011. The Company previously reserved for the settlement and there was no impact in fiscal 2011 to the Consolidated Statement of Operations. Expenditures associated with this matter are partially recoverable subject to the Global Settlement and Northrop Agreement allocations.

Sun Ridge LLC, et al. v. Aerojet-General Corporation, et al.

In December 2011, Aerojet received notice of a lawsuit styled Sun Ridge LLC, et al. v. Aerojet-General Corporation, et al., Case No. 34-2011-00114675, filed in Sacramento County Superior Court. The complaint,

GENCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

which also names McDonnell Douglas Corporation (now Boeing Corporation), was filed by owners of properties adjacent to the Aerojet property in Rancho Cordova, California and alleges damages attributable to contamination of groundwater including diminution of property value and increased costs associated with ensuring water supplies in connection with the real estate development. Aerojet has not been served with the complaint and is reviewing the allegations contained therein. In the event the lawsuit is served on Aerojet, the Company intends to defend itself vigorously. Since this matter is in the early stages, the Company is currently unable to reasonably estimate what the outcome of this complaint will be. Accordingly, no estimate of liability has been accrued for this matter at November 30, 2011.

Asbestos Litigation

The Company has been, and continues to be, named as a defendant in lawsuits alleging personal injury or death due to exposure to asbestos in building materials, products, or in manufacturing operations. The majority of cases are pending in Texas and Pennsylvania. There were 146 asbestos cases pending as of November 30, 2011.

Given the lack of any significant consistency to claims (i.e., as to product, operational site, or other relevant assertions) filed against the Company, the Company is unable to make a reasonable estimate of the future costs of pending claims or unasserted claims. Accordingly, no estimate of future liability has been accrued.

Subpoenas Duces Tecum

The Company and its wholly-owned subsidiary, Aerojet-General Corporation, entered into a settlement agreement with the U.S. Attorney in Sacramento, California, acting on behalf of the U.S. of America, in connection with a subpoena the Company received on January 6, 2010 relating to the allowability of certain costs under its U.S. Government-related prime and subcontracts. In connection with the settlement, the Company paid $3.3 million in fiscal 2011 and agreed not to seek reimbursement for the costs of the investigation and defense of this issue in the fourth quarter of fiscal 2011 (See Note 13). The Company cooperated fully with the investigation.

On September 23, 2010, the Company received a subpoena duces tecum from the U.S. Army Criminal Investigation Command, acting on behalf of the Office of the Inspector General of the DoD, requesting that the Company produce a variety of documents pertaining to the use of certain cost estimating factors under its contracts with the DoD. The investigation is still in the early stages and no financial demand has been made; accordingly, the Company is currently unable to reasonably estimate what the outcome of this civil investigation will be or the impact, if any, the investigation may have on the Company’s operating results, financial condition, and/or cash flows. Accordingly, no estimate of future liability has been accrued for at November 30, 2011. The Company has and continues to cooperate fully with the investigation and is responding to the subpoena.

Snappon SA Wrongful Discharge Claims

In November 2003, the Company announced the closing of a manufacturing facility in Chartres, France owned by Snappon SA, a subsidiary of the Company, previously involved in the automotive business. In accordance with French law, Snappon SA negotiated with the local works’ council regarding the implementation of a social plan for the employees. Following the implementation of the social plan, approximately 188 of the 249 former Snappon employees sued Snappon SA in the Chartres Labour Court alleging wrongful discharge. The claims were heard in two groups. On February 19, 2009, the Versailles Court of Appeal issued a decision in favor of Group 2 plaintiffs and based on this, the Court awarded €1.9 million plus interest. On April 7, 2009, the Versailles Court of Appeal issued a decision in favor of Group 1 plaintiffs and based on this, the Court awarded €1.0 million plus interest. During the second quarter of fiscal 2009, Snappon SA filed for declaration of suspensions of payments with the clerk’s office of the Paris Commercial Court, and the claims will likely be discharged through those proceedings. During fiscal 2009, the Company accrued a loss contingency of €2.9 million plus interest for this matter.

GENCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

As of November 30, 2011, the aggregate range of these anticipated environmental costs was $190.6 million to $333.7 million and the accrued amount was $190.6 million. See Note 7(d) for a summary of the environmental reserve activity for fiscal 2011. Of these accrued liabilities, approximately 69% relates to the Sacramento, California site and approximately 20% to the Baldwin Park Operable Unit of the San Gabriel Valley, California site. Each of those two sites is discussed below. The balance of the accrued liabilities relates to other sites for which the Company’s obligations are probable and estimable.

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

Aerojet is involved in various stages of soil and groundwater investigation, remedy selection, design, and remedy construction associated with the operable units. In 2002, the U.S. EPA issued a UAO requiring Aerojet to implement the U.S. EPA-approved remedial action in the Western Groundwater Operable Unit. An identical order was issued by the California Regional Water Quality Control Board, Central Valley (“Central Valley RWQCB”). On July 7, 2011, EPA issued Aerojet its Approval of Remedial Action Construction Completion Report for Western Groundwater Operable Unit and its Determination of Remedy as Operational and Functional. On September 20, 2011 U.S. EPA issued two UAOs to Aerojet to complete a remedial design and implement remedial action for the Perimeter Groundwater Operable Unit. One UAO addresses groundwater and the other addresses soils within the Perimeter Groundwater Operable Unit. Issuance of the UAOs is the next step in the

GENCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Superfund process for the Perimeter Groundwater Operable Unit. Aerojet submitted a final Remedial Investigation Report for the Boundary Operable Unit in 2010 and the final Feasibility Study for the Boundary Operable Unit in 2011. The remaining operable units are under various stages of investigation.

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

As of November 30, 2011, the estimated range of anticipated costs discussed above for the Sacramento, California site was $130.7 million to $217.9 million and the accrued amount was $130.7 million included as a component of the Company’s environmental reserves. Expenditures associated with this matter are partially recoverable subject to the Global Settlement and Northrop Agreement allocations. Recoverable estimates for this matter are included as a component of the Company’s estimated recoverable amounts from the U.S. Government and Northrop.

San Gabriel Valley Basin, California Site

Baldwin Park Operable Unit (“BPOU”)

As a result of its former Azusa, California operations, in 1994 Aerojet was named a PRP by the U.S. EPA in the area of the San Gabriel Valley Basin superfund site known as the BPOU. Between 1995 and 1997, the U.S. EPA issued Special Notice Letters to Aerojet and eighteen other companies requesting that they implement a groundwater remedy. On June 30, 2000, the U.S. EPA issued a UAO ordering the PRPs to implement a remedy consistent with the 1994 record of decision. Aerojet, along with seven other PRPs (“the Cooperating Respondents”) signed a Project Agreement in late March 2002 with the San Gabriel Basin Water Quality Authority, the Main San Gabriel Basin Watermaster, and five water companies. The Project Agreement, which has a term of fifteen years, became effective May 9, 2002 and will terminate in May 2017. It is uncertain as to what remedial actions will be required beyond 2017. However, the Project Agreement stipulates that the Parties agree to negotiate in good faith in an effort to reach agreement as to the terms and conditions of an extension of the term in the event that a Final Record of Decision anticipates, or any of the parties desire, the continued operation of all or a substantial portion of the project facilities. Pursuant to the Project Agreement, the Cooperating Respondents fund through an escrow account: the capital, operational, maintenance, and administrative costs of certain treatment and water distribution facilities to be owned and operated by the water companies. There are also provisions in the Project Agreement for maintaining financial assurance.

Aerojet and the other Cooperating Respondents entered into an interim allocation agreement that establishes the interim payment obligations of the Cooperating Respondents for the costs incurred pursuant to the Project Agreement. Under the interim allocation, Aerojet is responsible for approximately two-thirds of all project costs, including government oversight costs. All project costs are subject to reallocation among the Cooperating Respondents. Since entering into the agreement, two of the cooperating respondents, Huffy Corporation and Fairchild Corporation (“Fairchild”), have filed for bankruptcy. Aerojet and the other cooperating respondents have assumed Fairchild’s financial obligations. The interim allocation agreement expired, but until recently all Cooperating Respondents were paying in accordance with their interim allocations.

On June 24, 2010, Aerojet filed a complaint against Chubb Custom Insurance Company in Los Angeles County Superior Court, Aerojet-General Corporation v. Chubb Custom Insurance Company Case No.

GENCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

As of November 30, 2011, the estimated range of anticipated costs through the term of the agreement for the BPOU site was $38.6 million to $76.0 million and the accrued amount was $38.6 million included as a component of the Company’s environmental reserves. Expenditures associated with this matter are partially recoverable subject to the Global Settlement and Northrop Agreement allocations. Recoverable estimates for this matter are included as a component of the Company’s estimated recoverable amounts from the U.S. Government and Northrop.

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

On August 29, 2003, the U.S. EPA issued a UAO against Aerojet and approximately 40 other parties requiring them to conduct the remedial design and remedial action in the SEMOU. The cost to implement projects under the UAO prepared by the U.S. EPA and the water entities was estimated to be approximately $90 million. Aerojet participated in mediation with EPA, DTSC and the water entities to resolve the claims, and reached a settlement with EPA and DTSC and the water entities that had filed four separate lawsuits previously discussed under Legal Matters. On August 19, 2011, the U.S. District Court approved and entered a partial consent decree between Aerojet, EPA, and the California Department of Toxic Substances Control (“DTSC”), which incorporated settlements with the water entities and resolved Aerojet’s liability under the UAO.

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

GENCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Toledo, Ohio Site

The Company previously manufactured products for the automotive industry at a Toledo, Ohio site, which was adjacent to the Ottawa River. This facility was divested in 1990 and the Company indemnified the buyer for claims and liabilities arising out of certain pre-divestiture environmental matters. In August 2007, the Company, along with numerous other companies, received from the United States Department of Interior Fish and Wildlife Service a notice of a Natural Resource Damage (“NRD”) Assessment Plan for the Ottawa River and Northern Maumee Bay. A group of PRPs, including the Company, was formed to respond to the NRD assessment and to pursue funding from the Great Lakes Legacy Act for primary restoration. The restoration project performed by the group consisted of river dredging and land-filling river sediments with a total project cost in the range of approximately $47 to $49 million, one half of which was funded through the Great Lakes Legacy Act and the net project costs to the PRP group was estimated at $23.5 to $24.5 million. The dredging of the river that began in December 2009 has been completed. In February 2011, the parties reached an agreement on allocation. As of November 30, 2011, the estimated range of the Company’s share of anticipated costs for the NRD matter was $2.1 million to $3.9 million and the accrued amount was $2.1 million which is included as a component of the Company’s environmental reserves. None of the expenditures related to this matter are recoverable. Still unresolved at this time is the actual NRD Assessment itself. It is not possible to predict the outcome, timing, or the financial impact of these types of assessments, which are typically long processes lasting several years.

In 2008, Textileather, the current owner of the former Toledo, Ohio site, filed a lawsuit against the Company claiming, among other things, that the Company failed to indemnify and defend Textileather for certain contractual environmental obligations. A second suit related to past and future Resource Conservation Recovery Act (“RCRA”), closure costs was filed in late 2009. On May 5, 2010, the District Court granted the Company’s Motion for Summary Judgment, thereby dismissing the claims in the initial action. Textileather has appealed to the Sixth Circuit Court of Appeal. Briefs have been filed and oral argument is scheduled for March 2, 2012. There are no District Court ordered dates in the second Textileather suit, but the parties are conducting informal discovery. As of November 30, 2011, the estimated anticipated costs and accrued amount for the Textileather matter was $2.1 million which is included as a component of the Company’s environmental reserves. None of the expenditures related to this matter are recoverable.

d.  Environmental Reserves and Estimated Recoveries

Reserves

The Company reviews on a quarterly basis estimated future remediation costs that could be incurred over the contractual term or next fifteen years of the expected remediation. The Company has an established practice of estimating environmental remediation costs over a fifteen year period, except for those environmental remediation costs with a specific contractual term. As the period for which estimated environmental remediation costs increases, the reliability of such estimates decrease. These estimates consider the investigative work and analysis of engineers, outside environmental consultants, and the advice of legal staff regarding the status and anticipated results of various administrative and legal proceedings. In most cases, only a range of reasonably possible costs can be estimated. In establishing the Company’s reserves, the most probable estimate is used when determinable; otherwise, the minimum amount is used when no single amount in the range is more probable. Accordingly, such estimates can change as the Company periodically evaluates and revises such estimates as new information becomes available. The Company cannot predict whether new information gained as projects progress will affect the estimated liability accrued. The timing of payment for estimated future environmental costs is influenced by a number of factors such as the regulatory approval process, the time required to design, construct, and implement the remedy.

GENCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of the Company’s environmental reserve activity is shown below:

	Aerojet - Sacramento	Aerojet - BPOU	Other Aerojet Sites	Total Aerojet	Other	Total Environmental Reserve
	(In millions)
November 30, 2008	$162.8	$68.0	$14.4	$245.2	$13.0	$258.2
Additions	12.1	7.2	0.6	19.9	3.6	23.5
Expenditures	(22.4)	(27.4)	(4.2)	(54.0)	(5.0)	(59.0)

November 30, 2009	152.5	47.8	10.8	211.1	11.6	222.7
Additions	6.7	9.5	11.7	27.9	8.6	36.5
Expenditures	(19.4)	(11.2)	(2.4)	(33.0)	(8.5)	(41.5)

November 30, 2010	139.8	46.1	20.1	206.0	11.7	217.7
Additions	21.2	5.9	5.9	33.0	(0.1)	32.9
Expenditures	(30.3)	(13.4)	(13.9)	(57.6)	(2.4)	(60.0)

November 30, 2011	$130.7	$38.6	$12.1	$181.4	$9.2	$190.6

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

As part of the acquisition of the Atlantic Research Corporation (“ARC”) propulsion business, Aerojet entered into an agreement with ARC pursuant to which Aerojet is responsible for up to $20.0 million of costs (“Pre-Close Environmental Costs”) associated with environmental issues that arose prior to Aerojet’s acquisition of the ARC propulsion business. Pursuant to a separate agreement with the U.S. government which was entered into prior to the completion of the ARC acquisition, these costs are recovered through the establishment of prices for Aerojet’s products and services sold to the U.S. government. A summary of the Pre-Close Environmental Costs is shown below (in millions):

Pre-Close Environmental Costs	$20.0
Amount spent through November 30, 2011	(12.0)
Amount included as a component of reserves for environmental remediation costs in the consolidated balance sheet as of November 30, 2011	(2.8)

Remaining Pre-Close Environmental Costs	$5.2

Estimated Recoveries

On January 12, 1999, Aerojet and the U.S. government implemented the October 1997 Agreement in Principle (“Global Settlement”) resolving certain prior environmental and facility disagreements, with retroactive effect to December 1, 1998. Under the Global Settlement, Aerojet and the U.S. government resolved disagreements about an appropriate cost-sharing ratio with respect to the cleanup costs of the environmental contamination at the Sacramento and the former Azusa sites. The Global Settlement cost-sharing ratio does not have a defined term over which costs will be recovered. Additionally, in conjunction with the sale of the EIS business in 2001, Aerojet entered into an agreement with Northrop (the “Northrop Agreement”) whereby Aerojet is reimbursed by Northrop for a portion of environmental expenditures eligible for recovery under the Global Settlement, subject to annual and cumulative limitations. The current annual billing limitation to Northrop is $6.0 million.

GENCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Pursuant to the Global Settlement covering environmental costs associated with Aerojet’s Sacramento site and its former Azusa site, prior to the third quarter of fiscal 2010, approximately 12% of such costs related to the Sacramento site and former Azusa site were charged to the consolidated statements of operations. Subsequent to the third quarter of fiscal 2010, because the Company reached the reimbursement ceiling under the Northrop Agreement, approximately 37% of such costs are expensed to the consolidated statements of operations.

Allowable environmental costs are charged to the Company’s contracts as the costs are incurred. Aerojet’s mix of contracts can affect the actual reimbursement made by the U.S. government. Because these costs are recovered through forward-pricing arrangements, the ability of Aerojet to continue recovering these costs from the U.S. government depends on Aerojet’s sustained business volume under U.S. government contracts and programs and the relative size of Aerojet’s commercial business. Annually, the Company evaluates Aerojet’s forecasted business volume under U.S. government contracts and programs and the relative size of Aerojet’s commercial business as part of its long-term business review.

Pursuant to the Northrop Agreement, environmental expenditures to be reimbursed are subject to annual limitations and the total reimbursements are limited to a ceiling of $189.7 million. A summary of the Northrop Agreement activity is shown below (in millions):

Total reimbursable costs under the Northrop Agreement	$189.7
Amount reimbursed to the Company through November 30, 2011	(87.7)

Potential future cost reimbursements available	102.0
Receivable from Northrop in excess of the annual limitation included as a component of other noncurrent assets in the Consolidated Balance Sheet as of November 30, 2011	(66.3)
Amounts recoverable from Northrop in future periods included as a component of recoverable from the U.S. government and other third parties for environmental remediation costs in the Consolidated Balance Sheet as of November 30, 2011	(35.7)

Potential future recoverable amounts available under the Northrop Agreement	$—

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

Environmental reserves and estimated recoveries impact to the Consolidated Statements of Operations

The expenses associated with adjustments to the environmental reserves are recorded as a component of other expense, net in the consolidated statements of operations. Summarized financial information for the impact of environmental reserves and recoveries to the consolidated statements of operations is set forth below:

	Estimated Recoverable Amounts from Northrop	Estimated Recoverable Amounts from U.S. Government	Total Estimated Recoverable Amounts Under U.S. Government Contracts	Charge to Consolidated Statement of Operations	Total Environmental Reserve Additions
	(In millions)
Fiscal 2011	$—	$24.3	$24.3	$8.6	$32.9
Fiscal 2010	2.8	24.9	27.7	8.8	36.5
Fiscal 2009	4.8	14.6	19.4	4.1	23.5

GENCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

e.  Arrangements with Off-Balance Sheet Risk

As of November 30, 2011, arrangements with off-balance sheet risk consisted of:

— $67.1 million in outstanding commercial letters of credit expiring within the next twelve months, the majority of which may be renewed, primarily to collateralize obligations for environmental remediation and insurance coverage.

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

The Company inadvertently failed to register with the SEC the issuance of certain of its common shares in its defined contribution 401(k) employee benefit plan (the “Plan”). As a result, certain Plan participants who purchased such securities pursuant to the Plan may have the right to rescind certain of their purchases for consideration equal to the purchase price paid for the securities (or if such security has been sold, to receive consideration with respect to any loss incurred on such sale) plus interest from the date of purchase. As of November 30, 2011 and 2010, the Company has classified 0.4 and 0.5 million shares, respectively, as redeemable common stock because the redemption features are not within the control of the Company. The Company may also be subject to civil and other penalties by regulatory authorities as a result of the failure to register these shares. These shares have always been treated as outstanding for financial reporting purposes. In June 2008, the Company filed a registration statement on Form S-8 to register future transactions in the GenCorp Stock Fund in the Plan. During fiscal 2011, 2010, and 2009, the Company recorded a charge of $0.8 million, $0.9 million, and $1.3 million, respectively, for realized losses and interest associated with this matter.

9.	Shareholders’ Deficit

a.  Preference Stock

As of November 30, 2011 and 2010, 15.0 million shares of preferred stock were authorized and none were issued or outstanding.

GENCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

b.  Common Stock

As of November 30, 2011, the Company had 150.0 million authorized shares of common stock, par value $0.10 per share, of which 58.4 million shares were issued and outstanding, and 36.7 million shares were reserved for future issuance for discretionary payments of the Company’s portion of retirement savings plan contributions, exercise of stock options (seven and ten year contractual life) and restricted stock (no maximum contractual life), payment of awards under stock-based compensation plans, and conversion of the Company’s Notes. See Note 8 for information about the Company’s redeemable common stock.

c.  Stock-based Compensation

Total stock-based compensation expense by type of award was as follows:

	Year Ended
	2011	2010	2009
	(In millions)
Stock appreciation rights (“SARS”)	$0.4	$(0.9)	$2.8
Stock options	0.9	0.2	—
Restricted stock, service-based	1.7	1.0	0.1
Restricted stock, performance-based	0.7	0.1	—

Total stock-based compensation expense	$3.7	$0.4	$2.9

Stock Appreciation Rights:    As of November 30, 2011, a total of 1,438,168 SARS was outstanding under the 1999 Equity and Performance Incentive Plan (“1999 Plan”) and 2009 Equity and Performance Incentive Plan (“2009 Plan”). SARS granted to employees generally vest in one-third increments at one year, two years, and three years from the date of grant and have a ten year contractual life under the 1999 Plan and a seven year contractual life under the 2009 Plan. SARS granted to directors of the Company typically vest over a one year service period (half after six months and half after one year) and have a ten year contractual life under the 1999 Plan and a seven year contractual life under the 2009 Plan. These awards are similar to the Company’s employee stock options, but are settled in cash rather than in shares of common stock, and are classified as liability awards. Compensation cost for these awards is determined using a fair-value method and remeasured at each reporting date until the date of settlement. Stock-based compensation expense recognized is based on SARS ultimately expected to vest, and therefore it has been reduced for estimated forfeitures.

A summary of the status of the Company’s SARS as of November 30, 2011 and changes during fiscal 2011 is presented below:

	SARS (In thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (In millions)
Outstanding at November 30, 2010	1,247	$11.74
Granted	220	5.51
Exercised	(5)	2.30
Cancelled	(24)	15.93

Outstanding at November 30, 2011	1,438	$10.75	5.3	$0.5

Exercisable at November 30, 2011	1,268	$11.49	5.1	$0.4

Expected to vest at November 30, 2011	163	$5.23	6.6	$0.1

GENCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The weighted average grant date fair value for SARS granted in fiscal 2011, 2010, and 2009 was $3.50, $3.15, and $3.85, respectively. None of the SARS were exercised in fiscal 2010 and 2009. As of November 30, 2011, there was $0.4 million of total stock-based compensation related to nonvested SARS. That cost is expected to be recognized over an estimated weighted-average amortization period of 24 months.

Restricted Stock, service-based:    As of November 30, 2011, a total of 473,078 shares of service-based restricted stock was outstanding which vest based on years of service under the 1999 Plan and 2009 Plan. Restricted shares are granted to key employees and directors of the Company. The fair value of the restricted stock awards was based on the closing market price of the Company’s common stock on the date of award and is being amortized on a straight line basis over the service period. Stock-based compensation expense recognized is based on service-based restricted stock ultimately expected to vest, and therefore it has been reduced for estimated forfeitures.

The following is summary of the status of the Company’s service-based restricted stock as of November 30, 2011 and changes during fiscal 2011:

	Service Based Restricted Stock (In thousands)	Weighted Average Grant Date Fair Value
Outstanding at November 30, 2010	426	$5.96
Granted	258	5.91
Vested	(199)	6.56
Canceled	(12)	4.93

Outstanding at November 30, 2011	473	$5.80

Expected to vest at November 30, 2011	454	$5.80

As of November 30, 2011, there was $1.5 million of total stock-based compensation related to nonvested service-based restricted stock. That cost is expected to be recognized over an estimated weighted-average amortization period of 20 months. The intrinsic value of the service-based restricted stock outstanding and expected to vest at November 30, 2011 was $2.6 million and $2.5 million, respectively. The weighted average grant date fair values for service-based restricted stock granted in fiscal 2010 and 2009 was $5.89 and $2.39, respectively.

Restricted Stock, performance-based:    As of November 30, 2011, a total of 428,142 shares of performance-based restricted shares was outstanding under the 1999 Plan and 2009 Plan. The performance-based restricted stock vests if the Company meets various operations and earnings targets set by the Organization & Compensation Committee of the Board. The fair value of the performance-based restricted stock awards was based on the closing market price of the Company’s common stock on the date of award and is being amortized over the estimated service period to achieve the operations and earnings targets. If certain operations and earnings targets are exceeded, additional restricted stock may be required to be granted to individuals up to a maximum additional grant of 25% of the initial grant. Stock-based compensation expense recognized for all years presented is based on performance-based restricted stock ultimately expected to vest, and therefore it has been reduced for estimated forfeitures.

GENCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following is a summary of the status of the Company’s performance-based restricted stock as of November 30, 2011 and changes during fiscal 2011:

	Performance Based Restricted Stock (In thousands)	Weighted Average Grant Date Fair Value
Outstanding at November 30, 2010	225	$4.69
Granted	219	6.01
Cancelled	(16)	4.79

Outstanding at November 30, 2011	428	$5.37

Expected to vest at November 30, 2011	307	$5.14

As of November 30, 2011, there was $0.7 million of total stock-based compensation related to nonvested performance-based restricted stock. That cost is expected to be recognized over an estimated weighted-average amortization period of 16 months. The intrinsic value of the performance-based restricted stock outstanding and expected to vest at November 30, 2011 was $2.3 million and $1.7 million, respectively. The weighted average grant date fair values for performance-based restricted stock granted in fiscal 2010 and 2009 was $4.91 and $4.54, respectively.

Stock Options:    As of November 30, 2011, a total of 1,234,353 stock options were outstanding under the 1999 Plan and 2009 Plan. The 2009 stock option grants are primarily performance-based and vest if the Company meets various operations and earnings targets set by the Organization & Compensation Committee of the Board. The fair value is being amortized over the estimated service period to achieve the operations and earnings targets. If certain operations and earnings targets are exceeded, additional stock options may be required to be granted to individuals up to a maximum additional grant of 25% of the initial grant.

A summary of the status of the Company’s stock options as of November 30, 2011 and changes during fiscal 2011 is presented below:

	Stock Options (In thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Intrinsic Value (In millions)
Outstanding at November 30, 2010	1,480	$8.07
Granted	100	6.01
Cancelled	(346)	10.68

Outstanding at November 30, 2011	1,234	$7.17	4.2	$0.4

Exercisable at November 30, 2011	528	$9.84	1.3	$—

Expected to vest at November 30, 2011	612	$5.25	6.4	$0.3

As of November 30, 2011, there was $0.5 million of total stock-based compensation related to nonvested stock options. That cost is expected to be recognized over an estimated weighted-average amortization period of 15 months. The weighted average grant date fair value for stock options granted in fiscal 2011, 2010, and 2009 was $3.54, $3.11, and $2.77, respectively.

GENCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the range of exercise prices and weighted-average exercise prices for options outstanding as of November 30, 2011 under the Company’s stock option plans:

		Outstanding
Year Granted	Range of Exercise Prices	Stock Options Outstanding (In thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)
2002	$9.77 – $15.43	196	$12.59	0.5
2003	$7.73 – $ 9.29	270	$8.06	1.3
2004	$10.92	28	$10.92	2.2
2009	$4.54	184	$4.54	7.6
2010	$4.91 – $ 7.14	456	$5.40	5.8
2011	$6.01	100	$6.01	6.3

		1,234

Valuation Assumptions

The fair value of stock options was estimated using a Black-Scholes Model with the following weighted average assumptions:

	Year Ended
	2011	2010	2009
Expected life (in years)	7.0	7.0	8.0
Volatility	57.19%	55.43%	53.93%
Risk-free interest rate	2.53%	2.44%	3.24%
Dividend yield	0.00%	0.00%	0.00%

The fair value of SARS was estimated using a Black-Scholes Model with the following weighted average assumptions:

	Year Ended
	2011	2010	2009
Expected life (in years)	4.4	5.1	6.1
Volatility	62.60%	66.53%	58.83%
Risk-free interest rate	0.91%	1.56%	2.47%
Dividend yield	0.00%	0.00%	0.00%

Expected Term:    The Company’s expected term represents the period that the Company’s stock-based awards are expected to be outstanding and was determined based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards and vesting schedules.

Expected Volatility:    The fair value of stock-based payments were valued using the Black-Scholes Model with a volatility factor based on the Company’s historical stock prices. The range of expected volatility used in the Black-Scholes Model was 46% to 78% as of November 30, 2011.

Expected Dividend:    The Black-Scholes Model requires a single expected dividend yield as an input. The Senior Credit Facility and 9 1/2% Notes restrict the payment of dividends and the Company does not anticipate paying cash dividends in the foreseeable future.

Risk-Free Interest Rate:    The Company bases the risk-free interest rate used in the Black-Scholes Model on the implied yield currently available on U.S. Treasury zero-coupon issues with an equivalent remaining term. The range of risk-free interest rates used in the Black-Scholes Model was 0.22% to 1.60% as of November 30, 2011.

Estimated Pre-vesting Forfeitures:    When estimating forfeitures, the Company considers historical terminations as well as anticipated retirements.

GENCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Selected financial information for each reportable segment was as follows:

	Year Ended
	2011	2010	2009
	(In millions)
Net Sales:
Aerospace and Defense	$909.7	$850.7	$787.2
Real Estate	8.4	7.2	8.2

Total	$918.1	$857.9	$795.4

Segment Performance:
Aerospace and Defense	$108.6	$99.6	$84.4
Environmental remediation provision adjustments	(8.9)	(0.2)	(0.7)
Retirement benefit plan (expense) benefit	(21.0)	(29.3)	7.9
Unusual items (see Note 13)	(4.1)	(2.8)	(1.3)

Aerospace and Defense Total	74.6	67.3	90.3

Real Estate	5.6	5.3	4.4

Total	$80.2	$72.6	$94.7

Reconciliation of segment performance to income from continuing operations before income taxes:
Segment Performance	$80.2	$72.6	$94.7
Interest expense	(30.8)	(37.0)	(38.6)
Interest income	1.0	1.6	1.9
Stock-based compensation	(3.7)	(0.4)	(2.9)
Corporate retirement benefit plan (expense) benefit	(25.4)	(12.6)	4.0
Corporate and other expenses	(10.8)	(21.5)	(14.5)
Corporate unusual items (see Note 13)	(1.5)	(0.6)	(3.3)

Income from continuing operations before income taxes	$9.0	$2.1	$41.3

Aerospace and Defense	$21.1	$18.2	$14.3
Real Estate	—	—	—
Corporate	—	4.4	—

Capital Expenditures, cash and non-cash	$21.1	$22.6	$14.3

Aerospace and Defense	$24.3	$27.6	$25.1
Real Estate	0.3	0.3	0.6
Corporate	—	—	—

Depreciation and Amortization	$24.6	$27.9	$25.7

GENCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	As of November 30,
	2011	2010
	(In millions)
Aerospace and Defense(1)	$622.8	$647.0
Real Estate	79.1	76.2

Identifiable assets	701.9	723.2
Corporate	237.6	268.3

Assets	$939.5	$991.5

(1)

The Aerospace and Defense operating segment had $94.9 million of goodwill as of November 30, 2011 and 2010. In addition, as of November 30, 2011 and 2010 intangible assets balances were $15.4 million and $16.9 million, respectively, for the Aerospace and Defense operating segment.

The Company’s continuing operations are located in the United States. Inter-area sales are not significant to the total sales of any geographic area. Unusual items included in segment performance pertained only to the United States.

GENCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	Quarterly Financial Data (Unaudited)

	Quarter(1)	Quarter(1)	Quarter(1)	Quarter(1)
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter(1)
	(In millions, except per share amounts)
2011
Net sales	$209.8	$229.9	$226.2	$252.2
Cost of sales (exclusive of items shown separately on Statement of Operations)	180.6	203.0	197.5	218.2
Unusual items	—	0.2	0.2	5.2
Income from continuing operations before income taxes	4.5	1.0	1.6	1.9
Income (loss) from continuing operations	1.9	0.5	1.3	(0.8)
(Loss) income from discontinued operations, net of income taxes	(0.7)	(0.5)	(0.1)	1.3
Net income	1.2	—	1.2	0.5
Basic income (loss) per share from continuing operations	0.03	0.01	0.02	(0.01)
Basic (loss) income per share from discontinued operations, net of income taxes	(0.01)	(0.01)	—	0.02
Basic net income per share	0.02	—	0.02	0.01
Diluted income (loss) per share from continuing operations	0.03	0.01	0.02	(0.01)
Diluted (loss) income per share from discontinued operations, net of income taxes	(0.01)	(0.01)	—	0.02
Diluted net income per share	$0.02	$—	$0.02	$0.01

	Quarter(1)	Quarter(1)	Quarter(1)	Quarter(1)
	First Quarter	Second Quarter(2)	Third Quarter(2)	Fourth Quarter
	(In millions, except per share amounts)
2010
Net sales	$186.8	$234.1	$210.7	$226.3
Cost of sales (exclusive of items shown separately on Statement of Operations)	169.7	205.5	180.8	197.9
Unusual items	1.6	2.1	2.0	(2.3)
(Loss) income from continuing operations before income taxes	(5.7)	3.0	4.0	0.8
(Loss) income from continuing operations	(9.9)	12.9	3.5	(0.5)
Income (loss) from discontinued operations, net of income taxes	1.0	0.6	(0.7)	(0.1)
Net (loss) income	(8.9)	13.5	2.8	(0.6)
Basic (loss) income per share from continuing operations	(0.17)	0.22	0.06	(0.01)
Basic income (loss) per share from discontinued operations, net of income taxes	0.02	0.01	(0.01)	—
Basic net (loss) income per share	(0.15)	0.23	0.05	(0.01)
Diluted (loss) income per share from continuing operations	(0.17)	0.18	0.06	(0.01)
Diluted income (loss) per share from discontinued operations, net of income taxes	0.02	0.01	(0.01)	—
Diluted net (loss) income per share	$(0.15)	$0.19	$0.05	$(0.01)

(1)

During the fourth quarter of fiscal 2011, the Company recorded out of period adjustments to the income tax provision and related balance sheet accounts. The out of period adjustments primarily relate to the Company incorrectly calculating the tax benefit on a tax refund associated with an election made on the Company’s 2003 income tax return and the Company not recording a reserve for uncertain tax positions during the appropriate period. During the fourth quarter of fiscal 2011, the Company recorded an adjustment to correct the identified errors resulting in the Company under reporting income by approximately $1.0 million. See Note 1(a).

(2)

During the second and third quarters of fiscal 2010, the Company recorded out of period adjustments to the income tax benefit and related balance sheet accounts. The Company incorrectly recorded a valuation allowance on its U.S. federal alternative minimum tax credits and California research credits. The out of period adjustments resulted in the Company reporting $3.5 million and $0.7 million in additional net income in the second and third quarters of fiscal 2010, respectively. See Note 1(a).

GENCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	Discontinued Operations

In November 2003, the Company announced the closing of a GDX manufacturing facility in Chartres, France owned by Snappon SA, a subsidiary of the Company. The decision resulted primarily from declining sales volumes with French automobile manufacturers. During fiscal 2009, Snappon SA had legal judgments rendered against it under French law, aggregating €2.9 million plus interest related to wrongful discharge claims by certain former employees of Snappon SA. Additionally, during fiscal 2009, Snappon SA filed for declaration of suspensions of payments with the clerk’s office of the Paris Commercial Court (See Note 7(b)).

Summarized financial information for discontinued operations is set forth below:

	Year Ended
	2011	2010	2009
	(In millions)
Net sales	$—	$—	$—
Income (loss) before income taxes(1)	—	0.7	(6.7)
Income tax benefit	—	(0.1)	—
Income (loss) from discontinued operations	—	0.8	(6.7)

(1)	Includes foreign currency transaction (losses) and gains of ($0.3) million in fiscal 2011, $1.7 million in fiscal 2010, and ($1.6) million in fiscal 2009.

13.	Unusual Items

Charges and gains associated with unusual items are summarized as follows:

	Year Ended
	2011	2010	2009
	(In millions)
Aerospace and Defense:
Loss on legal matters and settlements	$4.1	$2.8	$1.3

Aerospace and defense unusual items	4.1	2.8	1.3

Corporate:
Executive severance agreements	—	1.4	3.1
Loss on debt repurchased	0.2	1.2	—
Loss on bank amendment	1.3	0.7	0.2
Gain on legal settlement	—	(2.7)	—

Corporate unusual items	1.5	0.6	3.3

Total unusual items	$5.6	$3.4	$4.6

Fiscal 2011 Activity:

The Company recorded a charge of $3.3 million related to a legal settlement and $0.8 million for realized losses and interest associated with the failure to register with the SEC the issuance of certain of its common shares under the defined contribution 401(k) employee benefit plan.

During fiscal 2011, the Company repurchased $22.0 million principal amount of its 2 1/4% Debentures at various prices ranging from 99.0% of par to 99.6% of par resulting in a loss of $0.2 million.

GENCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In addition, during fiscal 2011, the Company recorded $1.3 million of losses related to an amendment to the Senior Credit Facility.

Fiscal 2010 Activity:

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

Fiscal 2009 Activity:

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

14.	Condensed Consolidating Financial Information

The Company is providing condensed consolidating financial information for its material domestic subsidiaries that have guaranteed the 9 1/2% Notes, and for those subsidiaries that have not guaranteed the 9 1/2% Notes. These 100% owned subsidiary guarantors have, jointly and severally, fully and unconditionally guaranteed the 9 1/2% Notes subject to release under the following circumstances (i) in the event of a sale or other disposition of all or substantially all of the assets of any guarantor, by way of merger, consolidation or otherwise, or a sale or other disposition of all of the capital stock of any guarantor and (ii) in the event that the Company attains investment grade status. The subsidiary guarantees are senior subordinated obligations of each subsidiary

GENCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

guarantor and rank (i) junior in right of payment with all senior indebtedness, (ii) equal in right of payment with all senior subordinated indebtedness, and (iii) senior in right of payment to all subordinated indebtedness, in each case, of that subsidiary guarantor. The subsidiary guarantees will also be effectively subordinated to any collateralized indebtedness of the subsidiary guarantor with respect to the assets collateralizing that indebtedness. Absent both default and notice as specified in the Company’s Senior Credit Facility and agreements governing the Company’s outstanding convertible notes and the 9 1/2% Notes, there are no restrictions on the Company’s ability to obtain funds from its 100% owned subsidiary guarantors by dividend or loan.

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

Condensed Consolidating Statements of Operations

November 30, 2011 (In millions):	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$918.1	$—	$—	$918.1
Cost of sales (exclusive of items shown separately below)	(0.5)	799.8	—	—	799.3
Selling, general and administrative	27.1	13.8	—	—	40.9
Depreciation and amortization	—	24.6	—	—	24.6
Interest expense	25.6	5.2	—	—	30.8
Other, net	12.5	1.0	—	—	13.5

(Loss) income from continuing operations before income taxes	(64.7)	73.7	—	—	9.0
Income tax (benefit) provision	(25.5)	31.6	—	—	6.1

(Loss) income from continuing operations	(39.2)	42.1	—	—	2.9
Income from discontinued operations	—	—	—	—	—

(Loss) income before equity earnings of subsidiaries	(39.2)	42.1	—	—	2.9
Equity earnings of subsidiaries	42.1	—	—	(42.1)	—

Net income	$2.9	$42.1	$—	$(42.1)	$2.9

GENCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

November 30, 2010 (In millions):	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$857.9	$—	$—	$857.9
Cost of sales (exclusive of items shown separately below)	—	753.9	—	—	753.9
Selling, general and administrative	13.0	13.7	—	—	26.7
Depreciation and amortization	—	27.9	—	—	27.9
Interest expense	31.7	5.3	—	—	37.0
Other, net	8.8	1.5	—	—	10.3

(Loss) income from continuing operations before income taxes	(53.5)	55.6	—	—	2.1
Income tax (benefit) provision	(9.2)	5.3	—	—	(3.9)

(Loss) income from continuing operations	(44.3)	50.3	—	—	6.0
Income from discontinued operations	0.8	—	—	—	0.8

(Loss) income before equity earnings of subsidiaries	(43.5)	50.3	—	—	6.8
Equity earnings of subsidiaries	50.3	—	—	(50.3)	—

Net income	$6.8	$50.3	$—	$(50.3)	$6.8

November 30, 2009 (In millions):	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$795.4	$—	$—	$795.4
Cost of sales (exclusive of items shown separately below)	—	674.0	—	—	674.0
Selling, general and administrative	(2.2)	12.4	—	—	10.2
Depreciation and amortization	—	25.7	—	—	25.7
Interest expense	33.1	5.5	—	—	38.6
Other, net	7.2	(1.6)	—	—	5.6

(Loss) income from continuing operations before income taxes	(38.1)	79.4	—	—	41.3
Income tax (benefit) provision	(63.0)	45.4	—	—	(17.6)

Income from continuing operations	24.9	34.0	—	—	58.9
Loss from discontinued operations	(2.9)	—	(3.8)	—	(6.7)

Income (loss) before equity earnings (losses) of subsidiaries	22.0	34.0	(3.8)	—	52.2
Equity earnings (losses) of subsidiaries	30.2	—	—	(30.2)	—

Net income (loss)	$52.2	$34.0	$(3.8)	$(30.2)	$52.2

GENCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Balance Sheets

November 30, 2011 (In millions):	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$204.7	$(16.7)	$—	$—	$188.0
Accounts receivable	—	107.0	—	—	107.0
Inventories	—	49.5	—	—	49.5
Recoverable from the U.S. government and other third parties for environmental remediation costs and other	0.1	29.5	—	—	29.6
Grantor trust	0.9	0.4	—	—	1.3
Other receivables, prepaid expenses and other	7.2	13.0	—	—	20.2
Income taxes	39.4	(34.1)	—	—	5.3

Total current assets	252.3	148.6	—	—	400.9
Property, plant and equipment, net	4.7	122.2	—	—	126.9
Recoverable from the U.S. government and other third parties for environmental remediation costs and other	0.3	113.8	—	—	114.1
Grantor trust	9.2	4.1	—	—	13.3
Goodwill	—	94.9	—	—	94.9
Intercompany (payable) receivable, net	(279.2)	294.0	(14.8)	—	—
Other noncurrent assets and intangibles, net	272.2	178.8	—	(261.6)	189.4

Total assets	$259.5	$956.4	$(14.8)	$(261.6)	$939.5

Short-term borrowings and current portion of long-term debt	$2.5	$0.3	$—	$—	$2.8
Accounts payable	0.6	33.2	—	—	33.8
Reserves for environmental remediation costs	4.2	36.5	—	—	40.7
Other current liabilities, advance payments on contracts, and postretirement medical and life insurance benefits	31.4	191.1	—	—	222.5

Total current liabilities	38.7	261.1	—	—	299.8
Long-term debt	322.7	0.9	—	—	323.6
Reserves for environmental remediation costs	5.0	144.9	—	—	149.9
Pension benefits	32.3	204.1	—	—	236.4
Other noncurrent liabilities	68.0	69.0	—	—	137.0

Total liabilities	466.7	680.0	—	—	1,146.7

Commitments and contingencies (Note 7)
Redeemable common stock (Note 8)	4.4	—	—	—	4.4
Total shareholders’ (deficit) equity	(211.6)	276.4	(14.8)	(261.6)	(211.6)

Total liabilities, redeemable common stock, and shareholders’ equity (deficit)	$259.5	$956.4	$(14.8)	$(261.6)	$939.5

GENCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

November 30, 2010 (In millions):	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$197.3	$(15.8)	$—	$—	$181.5
Marketable securities	26.7	—	—	—	26.7
Accounts receivable	—	106.7	—	—	106.7
Inventories	—	51.1	—	—	51.1
Recoverable from the U.S. government and other third parties for environmental remediation costs and other	0.1	31.9	—	—	32.0
Grantor trust	1.4	0.4	—	—	1.8
Other receivables, prepaid expenses and other	11.5	13.8	—	—	25.3
Income taxes	9.9	(2.4)	—	—	7.5

Total current assets	246.9	185.7	—	—	432.6
Property, plant and equipment, net	4.8	121.6	—	—	126.4
Recoverable from the U.S. government and other third parties for environmental remediation costs and other	0.2	140.6	—	—	140.8
Grantor trust	10.1	4.4	—	—	14.5
Goodwill	—	94.9	—	—	94.9
Intercompany (payable) receivable, net	(178.5)	198.2	(19.7)	—	—
Other noncurrent assets and intangibles, net	242.0	173.6	9.9	(243.2)	182.3

Total assets	$325.5	$919.0	$(9.8)	$(243.2)	$991.5

Short-term borrowings and current portion of long-term debt	$65.8	$0.2	$—	$—	$66.0
Accounts payable	0.6	26.5	—	—	27.1
Reserves for environmental remediation costs	3.3	37.4	—	—	40.7
Other current liabilities, advance payments on contracts, and postretirement medical and life insurance benefits	36.8	190.6	—	—	227.4

Total current liabilities	106.5	254.7	—	—	361.2
Long-term debt	325.6	1.1	—	—	326.7
Reserves for environmental remediation costs	8.3	168.7	—	—	177.0
Pension benefits	17.0	158.5	—	—	175.5
Other noncurrent liabilities	63.2	83.0	—	—	146.2

Total liabilities	520.6	666.0	—	—	1,186.6
Commitments and contingencies (Note 7)
Redeemable common stock (Note 8)	5.1	—	—	—	5.1
Total shareholders’ (deficit) equity	(200.2)	253.0	(9.8)	(243.2)	(200.2)

Total liabilities, redeemable common stock, and shareholders’ equity (deficit)	$325.5	$919.0	$(9.8)	$(243.2)	$991.5

GENCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statements of Cash Flows

November 30, 2011 (In millions):	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$(33.2)	$105.1	$4.9	$—	$76.8
Net transfers from (to) parent	87.9	(83.0)	(4.9)	—	—

Net cash provided by operating activities	54.7	22.1	—	—	76.8
Cash flows from investing activities:
Capital expenditures	—	(21.1)	—	—	(21.1)
Other investing activities	26.7	—	—	—	26.7

Net cash provided by (used in) investing activities	26.7	(21.1)	—	—	5.6
Cash flows from financing activities:
Repayments on debt	(70.0)	(0.1)	—	—	(70.1)
Debt issuance costs	(4.2)	—	—	—	(4.2)
Other financing activities	0.2	(1.8)	—	—	(1.6)

Net cash used in financing activities	(74.0)	(1.9)	—	—	(75.9)

Net increase (decrease) in cash and cash equivalents	7.4	(0.9)	—	—	6.5
Cash and cash equivalents at beginning of year	197.3	(15.8)	—	—	181.5

Cash and cash equivalents at end of year	$204.7	$(16.7)	$—	$—	$188.0

November 30, 2010 (In millions):	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$4.7	$143.5	$(0.1)	$—	$148.1
Net transfers from (to) parent	101.0	(101.0)	—	—	—

Net cash provided by (used in) operating activities	105.7	42.5	(0.1)	—	148.1
Cash flows from investing activities:
Capital expenditures	—	(16.9)	—	—	(16.9)
Other investing activities	(26.6)	—	—	—	(26.6)

Net cash used in investing activities	(26.6)	(16.9)	—	—	(43.5)
Cash flows from financing activities:
Repayments on debt	(240.1)	(0.1)	—	—	(240.2)
Proceeds from issuance of debt, net of issuance costs	192.3	—	—	—	192.3
Other financing activities	—	(1.5)	—	—	(1.5)

Net cash used in financing activities	(47.8)	(1.6)	—	—	(49.4)

Net increase (decrease) in cash and cash equivalents	31.3	24.0	(0.1)	—	55.2
Cash and cash equivalents at beginning of year	166.0	(39.8)	0.1	—	126.3

Cash and cash equivalents at end of year	$197.3	$(15.8)	$—	$—	$181.5

GENCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

November 30, 2009 (In millions):	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$(0.2)	$55.3	$(4.8)	$—	$50.3
Net transfers from (to) parent	64.3	(69.0)	4.7	—	—

Net cash provided by (used in) operating activities	64.1	(13.7)	(0.1)	—	50.3
Cash flows from investing activities:
Capital expenditures	—	(14.3)	—	—	(14.3)

Net cash used in investing activities	—	(14.3)	—	—	(14.3)
Cash flows from financing activities:
Repayments on debt	(1.4)	(0.6)	—	—	(2.0)
Other financing activities	(0.4)	—	—	—	(0.4)

Net cash used in financing activities	(1.8)	(0.6)	—	—	(2.4)

Net increase (decrease) in cash and cash equivalents	62.3	(28.6)	(0.1)	—	33.6
Cash and cash equivalents at beginning of year	103.7	(11.2)	0.2	—	92.7

Cash and cash equivalents at end of year	$166.0	$(39.8)	$0.1	$—	$126.3

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

As of November 30, 2011, we conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed to provide reasonable assurance that such information is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of November 30, 2011 that our disclosure controls and procedures were effective at the reasonable assurance level.

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

•

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

•

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

With the participation of the Chief Executive Officer and the Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of November 30, 2011.

The effectiveness of our internal control over financial reporting as of November 30, 2011 has been audited by PricewaterhouseCoopers LLP, our independent registered public accounting firm. Their report appears in Item 8.

Changes In Internal Control Over Financial Reporting

There was no change in the Company’s internal controls over financial reporting during the fourth quarter of fiscal 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Directors of the Registrant

Information with respect to directors of the Company who will stand for election at the 2012 Annual Meeting of Shareholders is set forth under the heading “PROPOSAL 1 — ELECTION OF DIRECTORS” in our 2012 Proxy Statement for our 2012 Annual Meeting (“2012 Proxy Statement”), which will be filed with the Securities and Exchange Commission within 120 days after the close of our fiscal year. Such information is incorporated herein by reference.

The information in our 2012 Proxy Statement set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated herein by reference. Information regarding shareholder communications with our Board of Directors may be found under the caption “Communications with Directors” in our 2012 Proxy Statement and is incorporated herein by reference.

Executive Officers of the Registrant

The following information is given as of December 31, 2011.

Name	Title	Other Business Experience	Age
Scott J. Seymour	President and Chief Executive Officer of the Company and President of Aerojet (since January 2010)	Consultant to Northrop Grumman Corporation (“Northrop”) (March 2008 — January 2010); Corporate Vice President and President of Integrated Systems Sector of Northrop (2002 — March 2008); Vice President, Air Combat Systems of Northrop (1998 — 2001); Vice President and B-2 Program Manager of Northrop (1996 — 1998); and Vice President, Palmdale Operations, of Northrop (1993 — 1996).	61
Kathleen E. Redd	Vice President, Chief Financial Officer (since January 2009), and Secretary (since February 2009)	Vice President, Controller and Acting Chief Financial Officer September 2008 — January 2009; Vice President, Finance 2006 — 2008; Assistant Corporate Controller, 2002 — 2006; Acting Vice President Controller GDX Automotive, 2003 — 2004 (concurrent with Assistant Corporate Controller position during divestiture activities); Vice President, Finance, for Grass Valley Group, 2001 — 2002; Vice President, Finance for JOMED, Inc., 2000 — 2001; Controller for EndoSonics Corporation, 1996 — 2000.	50
Richard W. Bregard	Vice President and Deputy to the President (since June 2010)	Vice President, Defense Programs 2007 — 2010; Executive Director, Missile Defense Programs 2004 — 2007; Director of Smart Weapons at Northrop 2002 — 2004; Director of Smart Weapons at Aerojet 1998 — 2002; Director of Tactical Systems at Nichols Research 1997 — 1998, prior to 1997; U.S. Army Defense Systems Acquisitions.	69
Chris W. Conley	Vice President Environmental, Health and Safety (since October 1999)	Director Environmental, Health and Safety, March 1996 — October 1999; Environmental Manager, 1990 — 1996.	53
Christopher C. Cambria	Vice President and General Counsel (since September 2011)	Mr. Cambria was a self employed legal consultant from 2010 to 2011. Senior Vice President and Senior Counsel, Mergers and Acquisitions for L-3 Communications Holdings from 2006 to 2009; Senior Vice President, Secretary and General Counsel from 2001 to 2006; and Vice President, General Counsel and Secretary from 1997 to 2001. Associate with Fried, Frank, Harris, Shriver & Jacobson from 1994 to 1997. Associate with Cravath, Swaine & Moore from 1986 until 1993.	53

The Company’s executive officers generally hold terms of office of one year and/or until their successors are elected.

Code of Ethics and Corporate Governance Guidelines

The Company has adopted a code of ethics known as the Code of Business Conduct that applies to the Company’s employees including the principal executive officer and principal financial officer. Copies of the Code of Business Conduct and the Company’s Corporate Governance Guidelines are available on the Company’s web site at www.GenCorp.com (copies are available in print to any shareholder or other interested person who requests them by writing to Secretary, GenCorp Inc., 2001 Aerojet Road, Rancho Cordova, California 95742.

Audit Committee and Audit Committee Financial Expert

Information regarding the Audit Committee and the Audit Committee’s Financial Expert is set forth under the heading “Board Committees” in our 2012 Proxy Statement and is incorporated herein by reference.

Item 11.	Executive Compensation

Information concerning executive compensation may be found under the captions “Executive Compensation,” “2011 Director Compensation Table,” “Compensation Discussion and Analysis,” “Summary Compensation Table,” “2011 Grants of Plan-Based Awards,” “Outstanding Equity Awards at 2011 Fiscal Year End,” “2011 Option/SAR Exercises and Stock Vested,” “2011 Pension Benefits,” “2011 Non-Qualified Deferred Compensation,” “Potential Payments upon Termination of Employment or Change in Control,” “Employment Agreement and Indemnity Agreements,” “Director Compensation,” “Organization & Compensation Committee Report” and “Compensation Committee Interlocks and Insider Participation” of our 2012 Proxy Statement. Such information is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information under the headings “Security Ownership of Certain Beneficial Owners” and “Security Ownership of Officers and Directors” in our 2012 Proxy Statement is incorporated herein by reference.

Equity Compensation Plan Information

The table below sets forth certain information regarding the following equity compensation plans of the Company, pursuant to which we have made equity compensation available to eligible persons, as of November 30, 2011: (i) GenCorp Inc. 1999 Equity and Performance Incentive Plan; and (ii) GenCorp Inc. 2009 Equity and Performance Incentive Plan. Both plans have been approved by our shareholders.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity compensation plans approved by shareholders	2,135,573	$4.14	135,592	(1)(2)
Equity compensation plans not approved by shareholders(3)	—	N/A	—

Total	2,135,573	$4.14	135,592

(1)

As of November 30, 2011, there are no more shares available to be issued under any type of incentive award under the GenCorp Inc. 1999 Equity and Performance Incentive Plan. The maximum number of shares available for issuance to participants under the GenCorp Inc. 2009 Equity and Performance Incentive Plan is 2,000,000 shares, all of which may be awarded as incentive stock options. Subject to the total shares available to be issued under the plan, the following specific limits apply: (A) no more than 200,000 shares may be issued to nonemployee directors and no nonemployee director may receive more than 150,000 shares in any fiscal year; (B) no more than 200,000 shares subject to stock options, including incentive stock options, may be granted to any participant in any fiscal year; (C) no more than 200,000 shares subject to stock appreciation rights may be granted to any participant in any fiscal year; (D) no more than 200,000 shares may be granted to any participant in any fiscal year pursuant to an award of restricted stock or restricted stock units; (E) no more than 200,000 shares may be granted to any participant in any fiscal year pursuant to an award of performance shares or performance units; and (F) no more than 100,000 shares may be granted to any participant in any fiscal year pursuant to a stock-based award other than described above.

(2)

The number of securities in Column (c) is net of the maximum 267,032 shares that may be issued pursuant to additional stock options and restricted stock awards that will be granted in 2012, 2013 and 2014 if the Company attains performance goals specified in equity awards made during 2009, 2010 and 2011, respectively.

(3)

The Company also maintains the GenCorp Inc. and Participating Subsidiaries Deferred Bonus Plan. This plan allows participating employees to defer a portion of their compensation for future distribution. All or a portion of such deferrals made prior to November 30, 2009 could be allocated to an account based on the Company’s common stock and does permit limited distributions in the form of Company common shares. However, distributions in the form of common shares are permitted only at the election of the Organization & Compensation Committee of the Board of Directors and, according to the terms of the plan, individuals serving as officers or directors of the Company are not permitted to receive distributions in the form of Company common shares until at least six months after such individual ceases to be an officer or director of the Company. The table does not include information about this plan because no options, warrants or rights are available under this plan and no specific number of shares is set aside under this plan as available for future issuance. Based upon the price of Company common shares on November 30, 2011, the maximum number of shares that could be distributed to employees not subject to the restrictions on officers and directors (if permitted by the Organization & Compensation Committee) would be 17,081. This plan was amended effective November 30, 2009 to prevent the application of future deferrals to the Company common stock investment program.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information regarding certain transactions and employment agreements with management is set under the headings “Employment Agreement and Indemnity Agreements,” “Related Person Transaction Policy” and “Potential Payments upon Termination of Employment or Change in Control” in our 2012 Proxy Statement and is incorporated herein by reference. Information regarding director independence is set forth under the heading “Determination of Independence of Directors” in our 2012 Proxy Statement and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information in our 2012 Proxy Statement set forth under the captions “Proposal 4 — Ratification of the Appointment of Independent Auditors,” “Audit Fees,” “Audit-Related Fees,” “Tax Fees,” “All Other Fees,” and “Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of the Company’s Independent Auditors” is incorporated herein by reference.

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

GENCORP INC.

SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS

(In millions)

	Balance at Beginning of Period	Tax Valuation Allowance Charged to Income Tax Provision	Charged to Other Accounts	Tax Valuation Allowance Credited to Income Tax Provision	Balance at End of Period
Tax Valuation Allowance:
Year ended November 30, 2011	$212.5	$27.8	$2.4	$(31.6)	$211.1
Year ended November 30, 2010	245.1	16.7	(8.0)	(41.3)	212.5
Year ended November 30, 2009	187.7	28.0	127.4	(98.0)	245.1

(b)	EXHIBITS

Table Item No.	Exhibit Description
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

3.3

Certificate of Amendment to Amended Articles of Incorporation of GenCorp Inc. filed with the Secretary of State of Ohio on March 29, 2010 was filed as Exhibit 3.3 to GenCorp Inc.’s Annual Report on Form 10-K for the fiscal year ended November 30, 2010 (File No. 1-1520) and incorporated herein by reference.

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

Table Item No.	Exhibit Description
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

10.3†

GenCorp 1996 Supplemental Retirement Plan for Management Employees effective March 1, 1996 was filed as Exhibit B to GenCorp Inc.’s Annual Report on Form 10-K for the fiscal year ended November 30, 1996 (File No. 1-1520), and is incorporated herein by reference.

10.4†

2009 Benefit Restoration Plan for the GenCorp Inc. Pension Plan was filed as Exhibit 10.1 to GenCorp Inc.’s Current Report on Form 8-K filed on January 7, 2009 (File No. 1-1520), and is incorporated herein by reference.

10.5†

2009 Benefit Restoration Plan for the GenCorp Inc. 401(k) Plan was filed as Exhibit 10.2 to GenCorp Inc.’s Current Report on Form 8-K filed on January 7, 2009 (File No. 1-1520), and is incorporated herein by reference.

10.6†

Deferred Bonus Plan of GenCorp Inc. and Participating Subsidiaries was filed as Exhibit 10.6 to GenCorp Inc.’s Annual Report on Form 10-K for the fiscal year ended November 30, 2008 (File No. 1-1520), and is incorporated herein by reference.

10.7†

GenCorp Inc. Deferred Compensation Plan for Nonemployee Directors, as amended was filed as Exhibit 10.7 to GenCorp Inc.’s Annual Report on Form 10-K for the fiscal year ended November 30, 2008 (File No. 1-1520), and is incorporated herein by reference.

10.8†	GenCorp Inc. 1993 Stock Option Plan effective March 31, 1993 was filed as Exhibit 4.1 to Form S-8 Registration Statement No. 33-61928 dated April 30, 1993 and is incorporated herein by reference.
10.9†	GenCorp Inc. 1997 Stock Option Plan effective March 26, 1997 was filed as Exhibit 4.1 to Form S-8 Registration Statement No. 333-35621 dated September 15, 1997 and is incorporated herein by reference.
10.10†

GenCorp Inc. 1999 Equity and Performance Incentive Plan as amended was filed as Exhibit 10.11 to GenCorp Inc.’s Annual Report on Form 10-K for the fiscal year ended November 30, 2007 (File No. 1-1520), and is incorporated herein by reference.

10.11†

GenCorp Inc. Executive Incentive Compensation Program, amended September 8, 1995 to be effective for the 1996 fiscal year was filed as Exhibit E to GenCorp Inc.’s Annual Report on Form 10-K for the fiscal year ended November 30, 1997 (File No. 1-1520), and is incorporated herein by reference.

10.12†

2001 Supplemental Retirement Plan For GenCorp Executives effective December 1, 2001, incorporating GenCorp Inc.’s Voluntary Enhanced Retirement Program was filed as Exhibit 10.29 to GenCorp Inc.’s Annual Report on Form 10-K for the fiscal year ended November 30, 2001 (File No. 1-1520) and is incorporated herein by reference.

Table Item No.	Exhibit Description
10.13†

Form of Restricted Stock Agreement between the Company and Nonemployee Directors providing for payment of part of Directors’ compensation for service on the Board of Directors in Company stock was filed as Exhibit 10.1 to GenCorp Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended February 28, 1998 (File No. 1-1520), and is incorporated herein by reference.

10.14†

Form of Restricted Stock Agreement between the Company and Nonemployee Directors providing for payment of part of Directors’ compensation for service on the Board of Directors in Company stock was filed as Exhibit 10.1 to GenCorp Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended February 28, 1999 (File No. 1-1520), and is incorporated herein by reference.

10.15†

Form of Restricted Stock Agreement between the Company and Directors or Employees for grants of time-based vesting of restricted stock under the GenCorp Inc. 1999 Equity and Performance Incentive Plan was filed as Exhibit 10.26 to GenCorp Inc.’s Annual Report on Form 10-K for the fiscal year ended November 30, 2004 (File No. 1-1520), and is incorporated herein by reference.

10.16†

Form of Stock Appreciation Rights Agreement between the Company and Employees for grants of stock appreciation rights under the GenCorp Inc. 1999 Equity and Performance Incentive Plan was filed as Exhibit 10.27 to GenCorp Inc.’s Annual Report on Form 10-K for the fiscal year ended November 30, 2004 (File No. 1-1520), and is incorporated herein by reference.

10.17†

Form of Stock Appreciation Rights Agreement between the Company and Directors for grants of stock appreciation rights under the GenCorp Inc. 1999 Equity and Performance Incentive Plan was filed as Exhibit 10.28 to GenCorp Inc.’s Annual Report on Form 10-K for the fiscal year ended November 30, 2004 (File No. 1-1520), and is incorporated herein by reference.

10.18†

Form of Restricted Stock Agreement between the Company and Employees for grants of performance-based vesting of restricted stock under the GenCorp Inc. 1999 Equity and Performance Incentive Plan was filed as Exhibit 10.29 to GenCorp Inc.’s Annual Report on Form 10-K for the fiscal year ended November 30, 2004 (File No. 1-1520), and is incorporated herein by reference.

10.19†

Form of Director Nonqualified Stock Option Agreement between the Company and Nonemployee Directors providing for annual grant of nonqualified stock options prior to February 28, 2002, valued at $30,000 was filed as Exhibit 10.1 to GenCorp Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 2002 (File No. 1-1520), and is incorporated herein by reference.

10.20†

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

10.21†

Form of Director and Officer Indemnification Agreement. was filed as Exhibit 10.21 to GenCorp Inc.’s Annual Report on Form 10-K for the fiscal year ended November 30, 2009 (File No. 1-1520), and is incorporated herein by reference.

10.22†

Form of Director Indemnification Agreement was filed as Exhibit M to GenCorp Inc.’s Annual Report on Form 10-K for the fiscal year ended November 30, 1999 (File No. 1-1520), and is incorporated herein by reference.

10.23†

Form of Officer Indemnification Agreement was filed as Exhibit N to GenCorp Inc.’s Annual Report on Form 10-K for the fiscal year ended November 30, 1999 (File No. 1-1520), and is incorporated herein by reference.

10.24†

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
10.26†

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

10.28†

Employment Offer Letter dated January 11, 2006 by and between GenCorp Inc. and R. Leon Blackburn was filed as Exhibit 10.32 to GenCorp Inc.’s Annual Report on Form 10-K for the fiscal year ended November 30, 2006 (File No. 1-1520) and is incorporated herein by reference.

10.29†

Form of Restricted Stock Agreement Version 2 between the Company and Employees for grants of performance-based vesting of restricted stock under the GenCorp Inc. 1999 Equity and Performance Incentive Plan was filed as Exhibit 10.33 to GenCorp Inc.’s Annual Report on Form 10-K for the fiscal year ended November 30, 2005 (File No. 1-1520) and is incorporated herein by reference.

10.30†

Consulting Agreement dated February 28, 2006 by and between Joseph Carleone and GenCorp Inc. was filed as Exhibit 10.1 to GenCorp Inc.’s Quarterly Report on Form 10-Q for the first quarter ended February 28, 2006 (File No. 1-1520) and is incorporated herein by reference.

10.31†

Form of Director and Officer Indemnification Agreement was filed as Exhibit 10.1 to GenCorp, Inc.’s Current Report on Form 8-K filed on May 23, 2006 (File No. 1-1520) and is incorporated herein by reference.

10.32†

Form of Severance Agreement for executive officers of the Company was filed as Exhibit 10.1 to GenCorp Inc.’s Current Report on Form 8-K filed on August 11, 2006 (File No. 1-1520), and is incorporated herein by reference.

10.33†

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

10.35†

Letter Agreement dated as of March 5, 2008 by and between GenCorp Inc. and Terry L. Hall was filed as Exhibit 10.1 to GenCorp Inc.’s Quarterly Report on Form 10-Q for the first quarter ended February 28, 2008 (File No. 1-1520) and is incorporated herein by reference.

10.36†

Letter Agreement dated as of March 5, 2008 by and between GenCorp Inc. and J. Scott Neish was filed as Exhibit 10.2 to GenCorp Inc.’s Quarterly Report on Form 10-Q for the first quarter ended February 28, 2008 (File No. 1-1520) and is incorporated herein by reference.

10.37†

Retention Agreement dated April 15, 2009 between Chris W. Conley and GenCorp Inc. was filed as Exhibit 10.1 to GenCorp Inc.’s Quarterly Report on Form 10-Q for the second quarter ended May 31, 2009 (File No. 1-1520), and is incorporated herein by reference.

10.38

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

10.39

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
10.40†

Employment Agreement dated July 2, 2009 between John Joy and GenCorp Inc. was filed as Exhibit 10.1 to GenCorp Inc.’s Quarterly Report on Form 10-Q for the third quarter ended August 31, 2009 (File No. 1-1520), and is incorporated herein by reference.

10.41†

Amendment to the GenCorp Inc. 1999 Equity and Performance Incentive Plan, effective October 6, 2009 was filed as Exhibit 10.2 to GenCorp Inc.’s Quarterly Report on Form 10-Q for the third quarter ended August 31, 2009 (File No. 1-1520), and is incorporated herein by reference.

10.42†

Amendment to the GenCorp Inc. 2009 Equity and Performance Incentive Plan, effective October 6, 2009 was filed as Exhibit 10.3 to GenCorp Inc.’s Quarterly Report on Form 10-Q for the third quarter ended August 31, 2009 (File No. 1-1520), and is incorporated herein by reference.

10.43†

Director Stock Appreciation Rights Agreement between GenCorp Inc. and Directors for grants of stock appreciation rights under the GenCorp Inc. 2009 Equity and Performance Incentive Plan was filed as Exhibit 10.4 to GenCorp Inc.’s Quarterly Report on Form 10-Q for the third quarter ended August 31, 2009 (File No. 1-1520), and is incorporated herein by reference.

10.44†

Amendment to the Benefits Restoration Plan for Salaried Employees of GenCorp Inc. and Certain Subsidiary Companies, effective October 6, 2009 was filed as Exhibit 10.5 to GenCorp Inc.’s Quarterly Report on Form 10-Q for the third quarter ended August 31, 2009 (File No. 1-1520), and is incorporated herein by reference.

10.45†

Amendment to the 2009 Benefit Restoration Plan for the GenCorp Inc. 401(k) Plan, effective October 6, 2009 was filed as Exhibit 10.6 to GenCorp Inc.’s Quarterly Report on Form 10-Q for the third quarter ended August 31, 2009 (File No. 1-1520), and is incorporated herein by reference.

10.46†

Amendment to the 2009 Benefits Restoration Plan for the GenCorp Inc. Pension Plan, effective October 6, 2009 was filed as Exhibit 10.7 to GenCorp Inc.’s Quarterly Report on Form 10-Q for the third quarter ended August 31, 2009 (File No. 1-1520), and is incorporated herein by reference.

10.47†

Amendment to the Deferred Bonus Plan of GenCorp Inc. and Participating Subsidiaries, effective October 6, 2009 was filed as Exhibit 10.8 to GenCorp Inc.’s Quarterly Report on Form 10-Q for the third quarter ended August 31, 2009 (File No. 1-1520), and is incorporated herein by reference.

10.48†

Amendment to the GenCorp Inc. Deferred Compensation Plan for Nonemployee Directors, as amended, effective October 6, 2009 was filed as Exhibit 10.9 to GenCorp Inc.’s Quarterly Report on Form 10-Q for the third quarter ended August 31, 2009 (File No. 1-1520), and is incorporated herein by reference.

10.49†

Amendment to the GenCorp Inc. 1996 Supplemental Retirement Plan for Management Employees, effective October 6, 2009 was filed as Exhibit 10.10 to GenCorp Inc.’s Quarterly Report on Form 10-Q for the third quarter ended August 31, 2009 (File No. 1-1520), and is incorporated herein by reference.

10.50†

Employment Agreement dated January 6, 2010 by and between Scott Seymour and GenCorp Inc. was filed as Exhibit 10.1 to GenCorp Inc.’s Current Report on Form 8-K dated January 6, 2010 (File No. 1-1520), and is incorporated herein by reference.

10.51

Settlement Agreement by and between Aerojet and United States of America, dated November 29, 1992, was filed as Exhibit 10.52 to GenCorp Inc.’s Annual Report on Form 10-K for the fiscal year ended November 30, 2009 (File No. 1-1520), and is incorporated herein by reference.

10.52

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
10.54†

Addendum dated as of February 10, 2011 to the Employment Agreement, dated as of January 6, 2010, by and between GenCorp Inc. and Scott Seymour was filed as Exhibit 10.1 to GenCorp Inc.’s Current Report on Form 8-K dated February 9, 2011 (File No. 1-1520), and is incorporated herein by reference.

10.55†

Amendment to the Amended and Restated 2009 Equity and Performance Incentive Plan, was filed as an exhibit 10.1 to GenCorp Inc.’s Current Report on Form 8-K dated March 30, 2011 (File No. 1-1520), and is incorporated herein by reference.

10.56

Credit Agreement among GenCorp, as the Borrower, each of those Material Domestic Subsidiaries of the Borrower identified as a “Guarantor” on the signature pages thereto and such other Material Domestic Subsidiaries of the Borrower as may from time to time become a party thereto, the several banks and other financial institutions from time to time parties to such Credit Agreement, and Wachovia Bank, National Association, a national banking association, as Administrative Agent for the lenders, dated as of June 21, 2007, was filed as exhibit 10.2 to GenCorp Inc.’s Current Report on Form 8-K dated March 30, 2011 (File No. 1-1520), and is incorporated herein by reference.

10.57

Second Amendment to Credit Agreement by and among GenCorp Inc., as borrower, the subsidiaries of GenCorp Inc. from time to time party thereto, as guarantors, and Wachovia Bank, National Association, as Administrative Agent for the lenders, dated as of March 17, 2010, was filed as Exhibit 10.1 to GenCorp Inc.’s Quarterly Report on Form 10-Q for the second quarter ended May 31, 2011 (File No. 1-1520), and is incorporated herein by reference.

10.58†

Employment Offer Letter dated July 29, 2011 by and between GenCorp Inc. and Christopher C. Cambria was filed as Exhibit 10.1 to GenCorp Inc.’s Current Report on Form 8-K dated September 12, 2011 (File No. 1-1520), and is incorporated herein by reference.

10.59

Second Amended and Restated Credit Agreement, dated as of November 18, 2011, among GenCorp Inc., as Borrower, each of those Material Domestic Subsidiaries of the Borrower identified as a “Guarantor” on the signature pages thereto and such other Material Domestic Subsidiaries of the Borrower as may from time to time become a party thereto, the several banks and other financial institutions from time to time parties thereto, and Wells Fargo Bank, National Association, as Administrative Agent, was filed as exhibit 10.2 to GenCorp Inc.’s Current Report on Form 8-K dated November 18, 2011 (File No. 1-1520), and is incorporated herein by reference.

21.1*	Subsidiaries of the Company.
23.1*	Consent of Independent Registered Public Accounting Firm.
24.1*	Power of Attorney.
31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
32.1*

Certification of Principal Executive Officer and Principal Accounting Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 as amended, and 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following materials from the Company’s Annual Report on Form 10-K for the year ended November 30, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Operations, (ii) Consolidated Balance Sheets, (iii) Statement of Shareholders’ Deficit and Comprehensive Income, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.***

*	Filed herewith. All other exhibits have been previously filed.

**	Schedules and Exhibits have been omitted, but will be furnished to the SEC upon request.

***	Furnished and not filed herewith.

†	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

February 6, 2012

GENCORP INC.

By:	/s/ SCOTT J. SEYMOUR
Scott J. Seymour
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Signature	Title	Date

	/s/ SCOTT J. SEYMOUR Scott J. Seymour	President, Chief Executive Officer and Director (Principal Executive Officer)	February 6, 2012

	/s/ KATHLEEN E. REDD Kathleen E. Redd	Vice President, Chief Financial Officer and Secretary (Principal Financial Officer and Principal Accounting Officer)	February 6, 2012

	* James R. Henderson	Chairman of the Board of Directors	February 6, 2012

	* Thomas A. Corcoran	Director	February 6, 2012

	* Warren G. Lichtenstein	Director	February 6, 2012

	* David A. Lorber	Director	February 6, 2012

	* James H. Perry	Director	February 6, 2012

	* Martin Turchin	Director	February 6, 2012

	* Robert C. Woods	Director	February 6, 2012

* By:	/s/ KATHLEEN E. REDD Kathleen E. Redd	Attorney-in-Fact pursuant to Power of Attorney	February 6, 2012

EXHIBITS INDEX

Table Item No.	Exhibit Description
2.1

Purchase Agreement, dated May 2, 2003, between Atlantic Research Corporation and Aerojet-General Corporation was filed as Exhibit 10.1 to GenCorp Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 2003 (File No. 1-1520) and is incorporated herein by reference.**

2.2

First Amendment to Purchase Agreement, dated August 29, 2003, between Aerojet-General Corporation and Atlantic Research Corporation was filed as Exhibit 2.2 to GenCorp’s Form S-4 Registration Statement dated October 6, 2003 (File No. 333-109518) and is incorporated herein by reference.**

2.3

Second Amendment to Purchase Agreement, dated September 30, 2003, between Aerojet-General Corporation and Atlantic Research Corporation was filed as Exhibit 2.2 to GenCorp Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2003 (File No. 1-1520) and is incorporated herein by reference.**

2.4

Third Amendment to Purchase Agreement, dated October 16, 2003, between Aerojet-General Corporation and Atlantic Research Corporation was filed as Exhibit 2.4 to GenCorp’s Amendment No. 1 to Form S-4 Registration Statement dated December 15, 2003 (file no. 333-109518) and is incorporated herein by reference.**

2.5

Stock and Asset Purchase Agreement by and between GDX Holdings LLC and GenCorp Inc. dated July 16, 2004 was filed as Exhibit 2.1 to GenCorp Inc.’s Current Report on Form 8-K dated September 7, 2004 (File No. 1-1520) and incorporated herein by reference.**

2.6

First Amendment to Stock and Asset Purchase Agreement by and between GenCorp Inc. and GDX Holdings LLC dated as of August 31, 2004 was filed as Exhibit 2.2 to GenCorp Inc.’s Current Report on Form 8-K dated September 7, 2004 (File No. 1-1520) and incorporated herein by reference.**

2.7

Second Amendment to Stock and Asset Purchase Agreement by and between GenCorp Inc. and GDX Holdings LLC dated as of October 14, 2004 was filed as Exhibit 2.3 to GenCorp Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2004 (File No. 1-1520), as amended, and incorporated herein by reference.**

2.8

Asset Purchase Agreement, dated as of July 12, 2005, by and among Aerojet Fine Chemicals LLC, Aerojet-General Corporation and American Pacific Corporation was filed as Exhibit 2.1to GenCorp Inc.’s Current Report on Form 8-K filed on July 18, 2005 (File No. 1-1520), and is incorporated herein by reference.**

2.9

First Amendment to Asset Purchase Agreement by and among American Pacific Corporation, Aerojet Fine Chemicals LLC and Aerojet-General Corporation dated as of November 30, 2005 was filed as Exhibit 2.1 to GenCorp Inc.’s Current Report on Form 8-K filed on December 1, 2005 (File No. 1-1520) and incorporated herein by reference.**

3.1

Amended Articles of Incorporation of GenCorp filed with the Secretary of State of Ohio on March 28, 2007 was filed as Exhibit 3.1 to GenCorp Inc.’s Annual Report on Form 10-K for the fiscal year ended November 30, 2007 (File No. 1-1520) and incorporated herein by reference.

3.2

The Amended Code of Regulations of GenCorp, as amended on March 28, 2007 was filed as Exhibit 3.2 to GenCorp Inc.’s Annual Report on Form 10-K for the fiscal year ended November 30, 2007 (File No. 1-1520) and incorporated herein by reference.

3.3

Certificate of Amendment to Amended Articles of Incorporation of GenCorp Inc. filed with the Secretary of State of Ohio on March 29, 2010 was filed as Exhibit 3.3 to GenCorp Inc.’s Annual Report on Form 10-K for the fiscal year ended November 30, 2010 (File No. 1-1520) and incorporated herein by reference.

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

Table Item No.	Exhibit Description
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

10.3†

GenCorp 1996 Supplemental Retirement Plan for Management Employees effective March 1, 1996 was filed as Exhibit B to GenCorp Inc.’s Annual Report on Form 10-K for the fiscal year ended November 30, 1996 (File No. 1-1520), and is incorporated herein by reference.

10.4†

2009 Benefit Restoration Plan for the GenCorp Inc. Pension Plan was filed as Exhibit 10.1 to GenCorp Inc.’s Current Report on Form 8-K filed on January 7, 2009 (File No. 1-1520), and is incorporated herein by reference.

10.5†

2009 Benefit Restoration Plan for the GenCorp Inc. 401(k) Plan was filed as Exhibit 10.2 to GenCorp Inc.’s Current Report on Form 8-K filed on January 7, 2009 (File No. 1-1520), and is incorporated herein by reference.

10.6†

Deferred Bonus Plan of GenCorp Inc. and Participating Subsidiaries was filed as Exhibit 10.6 to GenCorp Inc.’s Annual Report on Form 10-K for the fiscal year ended November 30, 2008 (File No. 1-1520), and is incorporated herein by reference.

10.7†

GenCorp Inc. Deferred Compensation Plan for Nonemployee Directors, as amended was filed as Exhibit 10.7 to GenCorp Inc.’s Annual Report on Form 10-K for the fiscal year ended November 30, 2008 (File No. 1-1520), and is incorporated herein by reference.

10.8†	GenCorp Inc. 1993 Stock Option Plan effective March 31, 1993 was filed as Exhibit 4.1 to Form S-8 Registration Statement No. 33-61928 dated April 30, 1993 and is incorporated herein by reference.
10.9†	GenCorp Inc. 1997 Stock Option Plan effective March 26, 1997 was filed as Exhibit 4.1 to Form S-8 Registration Statement No. 333-35621 dated September 15, 1997 and is incorporated herein by reference.
10.10†

GenCorp Inc. 1999 Equity and Performance Incentive Plan as amended was filed as Exhibit 10.11 to GenCorp Inc.’s Annual Report on Form 10-K for the fiscal year ended November 30, 2007 (File No. 1-1520), and is incorporated herein by reference.

10.11†

GenCorp Inc. Executive Incentive Compensation Program, amended September 8, 1995 to be effective for the 1996 fiscal year was filed as Exhibit E to GenCorp Inc.’s Annual Report on Form 10-K for the fiscal year ended November 30, 1997 (File No. 1-1520), and is incorporated herein by reference.

10.12†

2001 Supplemental Retirement Plan For GenCorp Executives effective December 1, 2001, incorporating GenCorp Inc.’s Voluntary Enhanced Retirement Program was filed as Exhibit 10.29 to GenCorp Inc.’s Annual Report on Form 10-K for the fiscal year ended November 30, 2001 (File No. 1-1520) and is incorporated herein by reference.

Table Item No.	Exhibit Description
10.13†

Form of Restricted Stock Agreement between the Company and Nonemployee Directors providing for payment of part of Directors’ compensation for service on the Board of Directors in Company stock was filed as Exhibit 10.1 to GenCorp Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended February 28, 1998 (File No. 1-1520), and is incorporated herein by reference.

10.14†

Form of Restricted Stock Agreement between the Company and Nonemployee Directors providing for payment of part of Directors’ compensation for service on the Board of Directors in Company stock was filed as Exhibit 10.1 to GenCorp Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended February 28, 1999 (File No. 1-1520), and is incorporated herein by reference.

10.15†

Form of Restricted Stock Agreement between the Company and Directors or Employees for grants of time-based vesting of restricted stock under the GenCorp Inc. 1999 Equity and Performance Incentive Plan was filed as Exhibit 10.26 to GenCorp Inc.’s Annual Report on Form 10-K for the fiscal year ended November 30, 2004 (File No. 1-1520), and is incorporated herein by reference.

10.16†

Form of Stock Appreciation Rights Agreement between the Company and Employees for grants of stock appreciation rights under the GenCorp Inc. 1999 Equity and Performance Incentive Plan was filed as Exhibit 10.27 to GenCorp Inc.’s Annual Report on Form 10-K for the fiscal year ended November 30, 2004 (File No. 1-1520), and is incorporated herein by reference.

10.17†

Form of Stock Appreciation Rights Agreement between the Company and Directors for grants of stock appreciation rights under the GenCorp Inc. 1999 Equity and Performance Incentive Plan was filed as Exhibit 10.28 to GenCorp Inc.’s Annual Report on Form 10-K for the fiscal year ended November 30, 2004 (File No. 1-1520), and is incorporated herein by reference.

10.18†

Form of Restricted Stock Agreement between the Company and Employees for grants of performance-based vesting of restricted stock under the GenCorp Inc. 1999 Equity and Performance Incentive Plan was filed as Exhibit 10.29 to GenCorp Inc.’s Annual Report on Form 10-K for the fiscal year ended November 30, 2004 (File No. 1-1520), and is incorporated herein by reference.

10.19†

Form of Director Nonqualified Stock Option Agreement between the Company and Nonemployee Directors providing for annual grant of nonqualified stock options prior to February 28, 2002, valued at $30,000 was filed as Exhibit 10.1 to GenCorp Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 2002 (File No. 1-1520), and is incorporated herein by reference.

10.20†

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

10.21†

Form of Director and Officer Indemnification Agreement. was filed as Exhibit 10.21 to GenCorp Inc.’s Annual Report on Form 10-K for the fiscal year ended November 30, 2009 (File No. 1-1520), and is incorporated herein by reference.

10.22†

Form of Director Indemnification Agreement was filed as Exhibit M to GenCorp Inc.’s Annual Report on Form 10-K for the fiscal year ended November 30, 1999 (File No. 1-1520), and is incorporated herein by reference.

10.23†

Form of Officer Indemnification Agreement was filed as Exhibit N to GenCorp Inc.’s Annual Report on Form 10-K for the fiscal year ended November 30, 1999 (File No. 1-1520), and is incorporated herein by reference.

10.24†

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
10.26†

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

10.28†

Employment Offer Letter dated January 11, 2006 by and between GenCorp Inc. and R. Leon Blackburn was filed as Exhibit 10.32 to GenCorp Inc.’s Annual Report on Form 10-K for the fiscal year ended November 30, 2006 (File No. 1-1520) and is incorporated herein by reference.

10.29†

Form of Restricted Stock Agreement Version 2 between the Company and Employees for grants of performance-based vesting of restricted stock under the GenCorp Inc. 1999 Equity and Performance Incentive Plan was filed as Exhibit 10.33 to GenCorp Inc.’s Annual Report on Form 10-K for the fiscal year ended November 30, 2005 (File No. 1-1520) and is incorporated herein by reference.

10.30†

Consulting Agreement dated February 28, 2006 by and between Joseph Carleone and GenCorp Inc. was filed as Exhibit 10.1 to GenCorp Inc.’s Quarterly Report on Form 10-Q for the first quarter ended February 28, 2006 (File No. 1-1520) and is incorporated herein by reference.

10.31†

Form of Director and Officer Indemnification Agreement was filed as Exhibit 10.1 to GenCorp, Inc.’s Current Report on Form 8-K filed on May 23, 2006 (File No. 1-1520) and is incorporated herein by reference.

10.32†

Form of Severance Agreement for executive officers of the Company was filed as Exhibit 10.1 to GenCorp Inc.’s Current Report on Form 8-K filed on August 11, 2006 (File No. 1-1520), and is incorporated herein by reference.

10.33†

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

10.35†

Letter Agreement dated as of March 5, 2008 by and between GenCorp Inc. and Terry L. Hall was filed as Exhibit 10.1 to GenCorp Inc.’s Quarterly Report on Form 10-Q for the first quarter ended February 28, 2008 (File No. 1-1520) and is incorporated herein by reference.

10.36†

Letter Agreement dated as of March 5, 2008 by and between GenCorp Inc. and J. Scott Neish was filed as Exhibit 10.2 to GenCorp Inc.’s Quarterly Report on Form 10-Q for the first quarter ended February 28, 2008 (File No. 1-1520) and is incorporated herein by reference.

10.37†

Retention Agreement dated April 15, 2009 between Chris W. Conley and GenCorp Inc. was filed as Exhibit 10.1 to GenCorp Inc.’s Quarterly Report on Form 10-Q for the second quarter ended May 31, 2009 (File No. 1-1520), and is incorporated herein by reference.

10.38

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

10.39

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
10.40†

Employment Agreement dated July 2, 2009 between John Joy and GenCorp Inc. was filed as Exhibit 10.1 to GenCorp Inc.’s Quarterly Report on Form 10-Q for the third quarter ended August 31, 2009 (File No. 1-1520), and is incorporated herein by reference.

10.41†

Amendment to the GenCorp Inc. 1999 Equity and Performance Incentive Plan, effective October 6, 2009 was filed as Exhibit 10.2 to GenCorp Inc.’s Quarterly Report on Form 10-Q for the third quarter ended August 31, 2009 (File No. 1-1520), and is incorporated herein by reference.

10.42†

Amendment to the GenCorp Inc. 2009 Equity and Performance Incentive Plan, effective October 6, 2009 was filed as Exhibit 10.3 to GenCorp Inc.’s Quarterly Report on Form 10-Q for the third quarter ended August 31, 2009 (File No. 1-1520), and is incorporated herein by reference.

10.43†

Director Stock Appreciation Rights Agreement between GenCorp Inc. and Directors for grants of stock appreciation rights under the GenCorp Inc. 2009 Equity and Performance Incentive Plan was filed as Exhibit 10.4 to GenCorp Inc.’s Quarterly Report on Form 10-Q for the third quarter ended August 31, 2009 (File No. 1-1520), and is incorporated herein by reference.

10.44†

Amendment to the Benefits Restoration Plan for Salaried Employees of GenCorp Inc. and Certain Subsidiary Companies, effective October 6, 2009 was filed as Exhibit 10.5 to GenCorp Inc.’s Quarterly Report on Form 10-Q for the third quarter ended August 31, 2009 (File No. 1-1520), and is incorporated herein by reference.

10.45†

Amendment to the 2009 Benefit Restoration Plan for the GenCorp Inc. 401(k) Plan, effective October 6, 2009 was filed as Exhibit 10.6 to GenCorp Inc.’s Quarterly Report on Form 10-Q for the third quarter ended August 31, 2009 (File No. 1-1520), and is incorporated herein by reference.

10.46†

Amendment to the 2009 Benefits Restoration Plan for the GenCorp Inc. Pension Plan, effective October 6, 2009 was filed as Exhibit 10.7 to GenCorp Inc.’s Quarterly Report on Form 10-Q for the third quarter ended August 31, 2009 (File No. 1-1520), and is incorporated herein by reference.

10.47†

Amendment to the Deferred Bonus Plan of GenCorp Inc. and Participating Subsidiaries, effective October 6, 2009 was filed as Exhibit 10.8 to GenCorp Inc.’s Quarterly Report on Form 10-Q for the third quarter ended August 31, 2009 (File No. 1-1520), and is incorporated herein by reference.

10.48†

Amendment to the GenCorp Inc. Deferred Compensation Plan for Nonemployee Directors, as amended, effective October 6, 2009 was filed as Exhibit 10.9 to GenCorp Inc.’s Quarterly Report on Form 10-Q for the third quarter ended August 31, 2009 (File No. 1-1520), and is incorporated herein by reference.

10.49†

Amendment to the GenCorp Inc. 1996 Supplemental Retirement Plan for Management Employees, effective October 6, 2009 was filed as Exhibit 10.10 to GenCorp Inc.’s Quarterly Report on Form 10-Q for the third quarter ended August 31, 2009 (File No. 1-1520), and is incorporated herein by reference.

10.50†

Employment Agreement dated January 6, 2010 by and between Scott Seymour and GenCorp Inc. was filed as Exhibit 10.1 to GenCorp Inc.’s Current Report on Form 8-K dated January 6, 2010 (File No. 1-1520), and is incorporated herein by reference.

10.51

Settlement Agreement by and between Aerojet and United States of America, dated November 29, 1992, was filed as Exhibit 10.52 to GenCorp Inc.’s Annual Report on Form 10-K for the fiscal year ended November 30, 2009 (File No. 1-1520), and is incorporated herein by reference.

10.52

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
10.54†

Addendum dated as of February 10, 2011 to the Employment Agreement, dated as of January 6, 2010, by and between GenCorp Inc. and Scott Seymour was filed as Exhibit 10.1 to GenCorp Inc.’s Current Report on Form 8-K dated February 9, 2011 (File No. 1-1520), and is incorporated herein by reference.

10.55†

Amendment to the Amended and Restated 2009 Equity and Performance Incentive Plan, was filed as an exhibit 10.1 to GenCorp Inc.’s Current Report on Form 8-K dated March 30, 2011 (File No. 1-1520), and is incorporated herein by reference.

10.56

Credit Agreement among GenCorp, as the Borrower, each of those Material Domestic Subsidiaries of the Borrower identified as a “Guarantor” on the signature pages thereto and such other Material Domestic Subsidiaries of the Borrower as may from time to time become a party thereto, the several banks and other financial institutions from time to time parties to such Credit Agreement, and Wachovia Bank, National Association, a national banking association, as Administrative Agent for the lenders, dated as of June 21, 2007, was filed as exhibit 10.2 to GenCorp Inc.’s Current Report on Form 8-K dated March 30, 2011 (File No. 1-1520), and is incorporated herein by reference.

10.57

Second Amendment to Credit Agreement by and among GenCorp Inc., as borrower, the subsidiaries of GenCorp Inc. from time to time party thereto, as guarantors, and Wachovia Bank, National Association, as Administrative Agent for the lenders, dated as of March 17, 2010, was filed as Exhibit 10.1 to GenCorp Inc.’s Quarterly Report on Form 10-Q for the second quarter ended May 31, 2011 (File No. 1-1520), and is incorporated herein by reference.

10.58†

Employment Offer Letter dated July 29, 2011 by and between GenCorp Inc. and Christopher C. Cambria was filed as Exhibit 10.1 to GenCorp Inc.’s Current Report on Form 8-K dated September 12, 2011 (File No. 1-1520), and is incorporated herein by reference.

10.59

Second Amended and Restated Credit Agreement, dated as of November 18, 2011, among GenCorp Inc., as Borrower, each of those Material Domestic Subsidiaries of the Borrower identified as a “Guarantor” on the signature pages thereto and such other Material Domestic Subsidiaries of the Borrower as may from time to time become a party thereto, the several banks and other financial institutions from time to time parties thereto, and Wells Fargo Bank, National Association, as Administrative Agent, was filed as exhibit 10.2 to GenCorp Inc.’s Current Report on Form 8-K dated November 18, 2011 (File No. 1-1520), and is incorporated herein by reference.

21.1*	Subsidiaries of the Company.
23.1*	Consent of Independent Registered Public Accounting Firm.
24.1*	Power of Attorney.
31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
32.1*

Certification of Principal Executive Officer and Principal Accounting Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 as amended, and 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following materials from the Company’s Annual Report on Form 10-K for the year ended November 30, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Operations, (ii) Consolidated Balance Sheets, (iii) Statement of Shareholders’ Deficit and Comprehensive Income, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.***

*	Filed herewith. All other exhibits have been previously filed.

**	Schedules and Exhibits have been omitted, but will be furnished to the SEC upon request.

***	Furnished and not filed herewith.

†	Management contract or compensatory plan or arrangement.