Form 10-Q
period 2012-02-29
GENCORP INC
filed 2012-04-06
CIK 40888

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: February 29, 2012

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from             to

Commission File Number 1-01520

GenCorp Inc.

(Exact name of registrant as specified in its charter)

Ohio	34-0244000
(State of Incorporation)	(I.R.S. Employer Identification No.)

2001 Aerojet Road Rancho Cordova, California	95742
(Address of Principal Executive Offices)	(Zip Code)

P.O. Box 537012 Sacramento, California	95853-7012
(Mailing Address)	(Zip Code)

Registrant’s telephone number, including area code (916) 355-4000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of March 27, 2012, there were 59.7 million outstanding shares of our Common Stock, including redeemable common stock and unvested common shares, $0.10 par value.

GenCorp Inc.

Quarterly Report on Form 10-Q

For the Quarterly Period Ended February 29, 2012

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

GenCorp Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended
	February 29, 2012	February 28, 2011
	(In millions, except per share amounts)
Net sales	$201.9	$209.8
Operating costs and expenses:
Cost of sales (exclusive of items shown separately below)	173.9	180.6
Selling, general and administrative	10.3	10.3
Depreciation and amortization	5.3	5.7
Other expense, net	1.9	1.2

Total operating costs and expenses	191.4	197.8
Operating income	10.5	12.0
Non-operating (income) and expense:
Interest income	(0.2)	(0.3)
Interest expense	6.0	7.8

Total non-operating expenses, net	5.8	7.5

Income from continuing operations before income taxes	4.7	4.5
Income tax provision	2.3	2.6

Income from continuing operations	2.4	1.9
Loss from discontinued operations, net of income taxes	—	(0.7)

Net income	$2.4	$1.2

Income Per Share of Common Stock
Basic and diluted:
Income per share from continuing operations	$0.04	$0.03
Loss per share from discontinued operations, net of income taxes	—	(0.01)

Net income per share	$0.04	$0.02

Weighted average shares of common stock outstanding	58.8	58.6

Weighted average shares of common stock outstanding, assuming dilution	58.9	58.6

See Notes to Unaudited Condensed Consolidated Financial Statements.

GenCorp Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	February 29, 2012	November 30, 2011
	(In millions, except per share amounts)
ASSETS
Current Assets
Cash and cash equivalents	$201.4	$188.0
Accounts receivable	105.0	107.0
Inventories	46.7	49.5
Recoverable from the U.S. government and other third parties for environmental remediation costs	22.2	23.6
Receivable from Northrop Grumman Corporation (“Northrop”)	6.0	6.0
Other receivables, prepaid expenses and other	18.9	21.5
Income taxes	0.5	5.3

Total Current Assets	400.7	400.9
Noncurrent Assets
Property, plant and equipment, net	127.2	126.9
Real estate held for entitlement and leasing	64.0	63.3
Recoverable from the U.S. government and other third parties for environmental remediation costs	111.2	114.1
Receivable from Northrop	66.8	66.3
Goodwill	94.9	94.9
Intangible assets	15.0	15.4
Other noncurrent assets, net	51.4	57.7

Total Noncurrent Assets	530.5	538.6

Total Assets	$931.2	$939.5

LIABILITIES, REDEEMABLE COMMON STOCK, AND SHAREHOLDERS’ DEFICIT
Current Liabilities
Short-term borrowings and current portion of long-term debt	$2.8	$2.8
Accounts payable	33.3	33.8
Reserves for environmental remediation costs	40.3	40.7
Postretirement medical and life benefits	6.8	6.8
Advance payments on contracts	104.7	108.5
Deferred income taxes	8.2	3.1
Other current liabilities	95.7	104.1

Total Current Liabilities	291.8	299.8
Noncurrent Liabilities
Senior debt	46.9	47.5
Senior subordinated notes	75.0	75.0
Convertible subordinated notes	200.2	200.2
Other debt	0.8	0.9
Deferred income taxes	0.3	4.5
Reserves for environmental remediation costs	146.6	149.9
Pension benefits	230.9	236.4
Postretirement medical and life benefits	67.8	68.4
Other noncurrent liabilities	60.6	64.1

Total Noncurrent Liabilities	829.1	846.9

Total Liabilities	1,120.9	1,146.7
Commitments and Contingencies (Note 7)
Redeemable common stock, par value of $0.10; 0.4 million shares issued and outstanding as of February 29, 2012 and November 30, 2011 (Note 8)	4.3	4.4
Shareholders’ Deficit
Preference stock, par value of $1.00; 15.0 million shares authorized; none issued or outstanding	—	—
Common stock, par value of $0.10; 150.0 million shares authorized; 58.5 million shares issued and outstanding as of February 29, 2012; 58.4 million shares issued and outstanding as of November 30, 2011	5.9	5.9
Other capital	261.7	261.2
Accumulated deficit	(176.9)	(179.3)
Accumulated other comprehensive loss, net of income taxes	(284.7)	(299.4)

Total Shareholders’ Deficit	(194.0)	(211.6)

Total Liabilities, Redeemable Common Stock and Shareholders’ Deficit	$931.2	$939.5

See Notes to Unaudited Condensed Consolidated Financial Statements.

GenCorp Inc.

Condensed Consolidated Statement of Shareholders’ Deficit and Comprehensive Income

(Unaudited)

				Other Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders’ Deficit

	Comprehensive Income	Common Stock
		Shares	Amount
	(In millions, except share amounts)
November 30, 2011		58,355,850	$5.9	$261.2	$(179.3)	$(299.4)	$(211.6)
Net income	$2.4	—	—	—	2.4	—	2.4
Amortization of actuarial losses, net	14.7	—	—	—	—	14.7	14.7
Reclassification from redeemable common stock	—	9,570	—	0.1	—	—	0.1
Tax benefit on stock-based awards	—	—	—	0.1	—	—	0.1
Stock-based compensation and other, net	—	149,154	—	0.3	—	—	0.3

February 29, 2012	$17.1	58,514,574	$5.9	$261.7	$(176.9)	$(284.7)	$(194.0)

See Notes to Unaudited Condensed Consolidated Financial Statements.

GenCorp Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three months ended
	February 29, 2012	February 28, 2011
	(In millions)
Operating Activities
Net income	$2.4	$1.2
Adjustments to reconcile net income to net cash provided by operating activities:
Loss from discontinued operations, net of income taxes	—	0.7
Depreciation and amortization	5.3	5.7
Amortization of debt discount and financing costs	0.6	1.7
Stock-based compensation	0.9	1.2
Gain on debt repurchased	—	(0.2)
Tax benefit on stock-based awards	(0.1)	—
Changes in assets and liabilities:
Accounts receivable	2.0	(3.1)
Inventories	2.8	2.3
Other receivables, prepaid expenses and other	2.6	2.8
Income tax receivable	4.8	2.1
Real estate held for entitlement and leasing	(0.7)	(0.7)
Receivable from Northrop	(0.5)	(0.3)
Recoverable from the U.S. government and other third parties for environmental remediation costs	4.3	(1.2)
Other noncurrent assets	4.5	4.4
Accounts payable	(0.5)	6.9
Pension benefits	10.0	11.4
Postretirement medical and life benefits	(1.5)	(1.5)
Advance payments on contracts	(3.8)	2.6
Other current liabilities	(8.3)	(14.9)
Deferred income taxes	0.9	0.2
Reserves for environmental remediation costs	(3.7)	2.3
Other noncurrent liabilities	(3.9)	(5.9)

Net cash provided by continuing operations	18.1	17.7
Net cash used in discontinued operations	(0.1)	(0.1)

Net Cash Provided by Operating Activities	18.0	17.6
Investing Activities
Sales of marketable securities	—	21.7
Capital expenditures	(3.6)	(2.0)

Net Cash (Used in) Provided by Investing Activities	(3.6)	19.7
Financing Activities
Tax benefit on stock-based awards	0.1	—
Vendor financing repayments	(0.4)	—
Debt repayments	(0.7)	(7.2)

Net Cash Used in Financing Activities	(1.0)	(7.2)

Net Increase in Cash and Cash Equivalents	13.4	30.1
Cash and Cash Equivalents at Beginning of Period	188.0	181.5

Cash and Cash Equivalents at End of Period	$201.4	$211.6

See Notes to Unaudited Condensed Consolidated Financial Statements.

GenCorp Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

1. Basis of Presentation and Nature of Operations

GenCorp Inc. (“GenCorp” or the “Company”) has prepared the accompanying Unaudited Condensed Consolidated Financial Statements, including its accounts and the accounts of its wholly owned and majority-owned subsidiaries, in accordance with the instructions to Form 10-Q. The year-end condensed consolidated balance sheet was derived from audited financial statements but does not include all of the disclosures required by accounting principles generally accepted in the United States of America (“GAAP”). These interim financial statements should be read in conjunction with the financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2011, as filed with the Securities and Exchange Commission (“SEC”). Certain reclassifications have been made to financial information for the prior year to conform to the current year’s presentation.

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

A detailed description of the Company’s significant accounting policies can be found in the Company’s most recent Annual Report on Form 10-K for the fiscal year ended November 30, 2011.

Recently Adopted Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued updated guidance to improve disclosures regarding fair value measurements. This update requires entities to (i) disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers and (ii) present separately (i.e., on a gross basis rather than as one net number), information about purchases, sales, issuances, and settlements in the roll forward of changes in Level 3 fair value measurements. The update requires fair value disclosures by class of assets and liabilities rather than by major category or line item in the statement of financial position. Disclosures regarding the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements for assets and liabilities in both Level 2 and Level 3 are also required. For all portions of the update except the gross presentation of activity in the Level 3 roll forward, this standard was effective for the Company on March 1, 2010. For the gross presentation of activity in the Level 3 roll forward, the new disclosures were effective December 1, 2011. As the accounting standard only impacts disclosures, the new standard did not have an impact on the Company’s financial position, results of operations, or cash flows.

As of September 1, 2011, the Company adopted the FASB’s amended guidance on testing goodwill for impairment. Previous guidance required that an entity test for goodwill impairment by comparing the fair value of a reporting unit with its carrying amount including goodwill. If the fair value is less than its carrying amount, then a second step is performed to measure the amount of the impairment loss. Under this new amendment an entity is not required to calculate the fair value of the reporting unit unless the entity determines that it is more likely than not (a likelihood of more than 50%) that its fair value is less than its carrying amount. The adoption of the new standard did not have a material impact on the Company’s financial position or results of operations.

In December 2010, the FASB issued authoritative guidance on disclosure of supplementary pro forma information for business combinations. The new guidance requires that pro forma financial information be prepared as if the business combination occurred as of the beginning of the prior annual period. The guidance was effective for the Company for business combinations subsequent to December 1, 2011.

New Accounting Pronouncements

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

In June 2011, the FASB issued amended guidance on the presentation of comprehensive income. The amended guidance eliminates one of the presentation options provided by current U.S. GAAP, that is to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. In addition, it gives an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This guidance is effective for the Company beginning in the first quarter of fiscal 2013, and will be applied retrospectively. As the accounting standard only impacts disclosures, the new standard will not have an impact on the Company’s financial position, results of operations, or cash flows.

2. Income (Loss) Per Share of Common Stock

A reconciliation of the numerator and denominator used to calculate basic and diluted income (loss) per share of common stock (“EPS”) is presented in the following table:

	Three months ended (1)
	February 29, 2012	February 28, 2011
	(Dollars in millions, except per share amounts; shares in thousands)
Numerator for Basic and Diluted EPS:
Income from continuing operations	$2.4	$1.9
Loss from discontinued operations, net of income taxes	—	(0.7)

Net income for basic and diluted earnings per share	$2.4	$1.2

Denominator:
Basic weighted average shares	58,831	58,607
Effect of:
Employee stock options	20	—

Diluted weighted average shares	58,851	58,607

Basic and Diluted:
Income per share from continuing operations	$0.04	$0.03
Loss per share from discontinued operations, net of income taxes	—	(0.01)

Net income per share	$0.04	$0.02

(1)	The undistributed income allocated to participating securities was less than $0.1 million for all periods presented. The Company’s outstanding unvested restricted shares contain non-forfeitable rights to dividends. Accordingly, the weighted average share balances treat the unvested restricted shares as participating securities and are included in the computation of EPS pursuant to the two-class method. Application of the two-class method had no impact on EPS for all periods presented.

The following table sets forth the potentially dilutive securities excluded from the computation because their effect would have been anti-dilutive:

	Three months ended
	February 29, 2012	February 28, 2011
	(In thousands)
4.0625% Convertible Subordinated Debentures (“4 1/16% Debentures”)	22,219	22,219
Employee stock options	1,055	1,239
Unvested restricted shares	735	620

Total potentially dilutive securities	24,009	24,078

3. Stock-Based Compensation

Total stock-based compensation expense by type of award for the first quarter of fiscal 2012 and 2011 was as follows:

	Three months ended
	February 29, 2012	February 28, 2011
	(In millions)
Stock appreciation rights	$0.3	$0.2
Stock options	0.1	0.3
Restricted shares, service based	0.4	0.4
Restricted shares, performance based	0.1	0.3

Total stock-based compensation expense	$0.9	$1.2

4. Income Taxes

The income tax provision of $2.3 million in the first quarter of fiscal 2012 is primarily related to (i) federal taxes of $0.9 million, (ii) current state taxes of $0.5 million, and (iii) net deferred taxes of $0.9 million, which represents federal and state deferred taxes from goodwill amortization and utilization of federal alternative minimum tax credits and California research credits.

The income tax provision of $2.6 million in the first quarter of fiscal 2011 is primarily related to current state taxes of $1.8 million, and net deferred taxes of $0.8 million, which represents the excess of federal and state deferred taxes from goodwill amortization over alternative minimum tax credits and research credits generated.

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

	Total	Fair value measurement at February 29, 2012
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In millions)
Money market funds	$209.1	$209.1	$—	$—

	Total	Fair value measurement at November 30, 2011
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In millions)
Money market funds	$194.8	$194.8	$—	$—

As of February 29, 2012, a summary of cash and cash equivalents and grantor trust by investment type is as follows:

	Total	Cash and Cash Equivalents	Money Market Funds
	(In millions)
Cash and cash equivalents	$201.4	$6.9	$194.5
Grantor trust	14.6	—	14.6

	$216.0	$6.9	$209.1

The carrying amounts of certain of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, accrued compensation, and other accrued liabilities, approximate fair value because of their short maturities.

The estimated fair value and principal amount for the Company’s long-term debt is presented below:

	Fair Value		Principal Amount
	February 29, 2012	November 30, 2011	February 29, 2012	November 30, 2011
	(In millions)
Term loan	$49.4	$49.5	$49.4	$50.0
9 1/2% Senior Subordinated Notes (“9 1/2% Notes”)	75.1	75.1	75.0	75.0
4 1/16% Debentures	196.8	184.0	200.0	200.0
Other debt	1.3	1.4	1.3	1.4

	$322.6	$310.0	$325.7	$326.4

The fair values of the term loan, 9 1/2% Notes, and 4 1/16% Debentures were determined using broker quotes that are based on open markets of the Company’s debt securities as of February 29, 2012 and November 30, 2011, respectively. The fair value of the other debt was determined to approximate carrying value.

b. Accounts Receivable

	February 29, 2012	November 30, 2011
	(In millions)
Billed	$46.6	$58.1
Unbilled	58.3	48.8

Total receivables under long-term contracts	104.9	106.9
Other receivables	0.1	0.1

Accounts receivable	$105.0	$107.0

c. Inventories

	February 29, 2012	November 30, 2011
	(In millions)
Long-term contracts at average cost	$295.2	$262.4
Progress payments	(248.9)	(213.1)

Total long-term contract inventories	46.3	49.3
Work in progress	0.4	0.2

Total other inventories	0.4	0.2

Inventories	$46.7	$49.5

d. Property, Plant and Equipment, net

	February 29, 2012	November 30, 2011
	(In millions)
Land	$32.8	$32.8
Buildings and improvements	155.2	153.9
Machinery and equipment	348.4	349.0
Construction-in-progress	16.3	17.4

	552.7	553.1
Less: accumulated depreciation	(425.5)	(426.2)

Property, plant and equipment, net	$127.2	$126.9

e. Other Noncurrent Assets, net

	February 29, 2012	November 30, 2011
	(In millions)
Grantor trust	$13.1	$13.3
Recoverable from the U.S. government for conditional asset retirement obligations	12.8	12.3
Deferred financing costs	7.8	8.4
Other	17.7	23.7

Other noncurrent assets, net	$51.4	$57.7

f. Other Current Liabilities

	February 29, 2012	November 30, 2011
	(In millions)
Accrued compensation and employee benefits	$41.0	$44.0
Legal settlements	10.6	10.7
Interest payable	4.1	7.9
Contract loss provisions	4.7	4.7
Other	35.3	36.8

Other current liabilities	$95.7	$104.1

g. Other Noncurrent Liabilities

	February 29, 2012	November 30, 2011
	(In millions)
Pension benefits, non-qualified	$16.0	$16.1
Conditional asset retirement obligations	19.4	17.8
Legal settlements	2.1	8.3
Deferred revenue	9.1	9.2
Deferred compensation	8.0	7.8
Other	6.0	4.9

Other noncurrent liabilities	$60.6	$64.1

h. Accumulated Other Comprehensive Loss, Net of Income Taxes

	February 29, 2012	November 30, 2011
	(In millions)
Actuarial losses, net	$(289.5)	$(304.2)
Prior service credits	4.8	4.8

Accumulated other comprehensive loss, net of income taxes	$(284.7)	$(299.4)

During the first quarter of fiscal 2012 and 2011, the Company had comprehensive income of $17.1 million and $16.9 million, respectively. The components of accumulated other comprehensive loss related to the Company’s retirement benefit plans.

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

6. Long-term Debt

	February 29, 2012	November 30, 2011
	(In millions)
Term loan, bearing interest at variable rates (rate of 3.99% as of February 29, 2012), payable in quarterly installments of $0.6 million plus interest, maturing in November 2016	$49.4	$50.0

Total senior debt	49.4	50.0

Senior subordinated notes, bearing interest at 9.50% per annum, interest payments due in February and August, maturing in August 2013	75.0	75.0

Total senior subordinated notes	75.0	75.0

Convertible subordinated debentures, bearing interest at 2.25% per annum, interest payments due in May and November, maturing in November 2024, net of debt discount	0.2	0.2
Convertible subordinated debentures, bearing interest at 4.0625% per annum, interest payments due in June and December, maturing in December 2034	200.0	200.0

Total convertible subordinated notes	200.2	200.2

Capital lease, payable in monthly installments, maturing in March 2017	1.1	1.2

Total other debt	1.1	1.2

Total debt	325.7	326.4
Less: Amounts due within one year	(2.8)	(2.8)

Total long-term debt	$322.9	$323.6

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

As of February 29, 2012, the Company had $60.6 million outstanding letters of credit under the $100.0 million subfacility for standby letters of credit and had $49.4 million outstanding under the term loan facility.

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

Financial Covenant	Actual Ratios as of February 29, 2012	Required Ratios
Interest coverage ratio, as defined under the Senior Credit Facility	5.26 to 1.00	Not less than: 2.4 to 1.00
Leverage ratio, as defined under the Senior Credit Facility	1.95 to 1.00	Not greater than: 3.5 to 1.00

The Company was in compliance with its financial and non-financial covenants as of February 29, 2012.

9  1/2% Senior Subordinated Notes

As of February 29, 2012, the Company had $75.0 million outstanding principal amount of its 9 1/2% Notes which mature in August 2013. Interest on the 9 1/2% Notes accrues at a rate of 9.50% per annum and is payable in February and August. All or any portion of the 9 1/2% Notes may be redeemed by the Company at a redemption price of 100% of the principal amount.

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

2  1/4% Convertible Subordinated Debentures

As of February 29, 2012, the Company had $0.2 million outstanding principal amount of its 2 1/4% Debentures.

The initial carrying value of the liability component at issuance of the 2 1/4% Debentures was the present value of its cash flows using a discount rate of 8.86%. The carrying value of the liability component was determined to be $97.5 million. The equity component, or debt discount, of the 2 1/4% Debentures was determined to be $48.9 million. The debt discount was amortized as a non-cash charge to interest expense over the period from the issuance date through November 20, 2011 which was the date holders required the Company to repurchase substantially all of the 2 1/4% Debentures.

The $4.9 million of costs incurred in connection with the issuance of the 2 1/4% Debentures were capitalized and bifurcated into deferred financing costs of $3.3 million and equity issuance costs of $1.6 million. The deferred financing costs were being amortized to interest expense from the issuance date through November 20, 2011.

The following table presents the interest expense components for the 2 1/4% Debentures:

February 28, 2011
(In millions)
Interest expense-contractual interest	$0.4
Interest expense-amortization of debt discount	0.9
Interest expense-amortization of deferred financing costs	0.1
Effective interest rate	8.9%

4.0625% Convertible Subordinated Debentures

In December 2009, the Company issued $200.0 million in aggregate principal amount of 4 1/16% Debentures in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. The 4 1/16% Debentures mature on December 31, 2039, subject to earlier redemption, repurchase, or conversion. Interest on the 4 1/16% Debentures accrues at 4.0625% per annum and is payable semiannually in arrears on June 30 and December 31 of each year, beginning June 30, 2010 (or if any such day is not a business day, payable on the following business day), and the Company may elect to pay interest in cash or, generally on any interest payment that is at least one year after the original issuance date of the 4 1/16% Debentures, in shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock, at the Company’s option, subject to certain conditions.

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

Groundwater Litigation

In December 2011, Aerojet received notice of a lawsuit, Sun Ridge LLC, et al. v. Aerojet-General Corporation, et al., Case No. 34-2011-00114675, filed in Sacramento County Superior Court. The complaint, which also names McDonnell Douglas Corporation (now Boeing Corporation), was filed by owners of properties adjacent to the Aerojet property in Rancho Cordova, California and alleges damages attributable to contamination of groundwater including diminution of property value and increased costs associated with ensuring water supplies in connection with real estate development. In an effort to promote settlement negotiations, the parties entered into a tolling agreement and plaintiffs dismissed their complaint without prejudice. Since this matter is in the early stages, the Company is currently unable to reasonably estimate what the outcome of this complaint will be. Accordingly, no estimate of liability has been accrued for this matter at February 29, 2012.

Asbestos Litigation

The Company has been, and continues to be, named as a defendant in lawsuits alleging personal injury or death due to exposure to asbestos in building materials, products, or in manufacturing operations. The majority of cases are pending in Texas and Pennsylvania. There were 146 asbestos cases pending as of February 29, 2012.

Given the lack of any significant consistency to claims (i.e., as to product, operational site, or other relevant assertions) filed against the Company, the Company is unable to make a reasonable estimate of the future costs of pending claims or unasserted claims. Accordingly, no estimate of future liability has been accrued.

Subpoena Duces Tecum

On September 23, 2010, the Company received a subpoena duces tecum from the U.S. Army Criminal Investigation Command, acting on behalf of the Office of the Inspector General of the DoD, requesting that the Company produce a variety of documents pertaining to the use of certain cost estimating factors under its contracts with the DoD. The investigation is still in the early stages and no financial demand has been made; accordingly, the Company is currently unable to reasonably estimate what the outcome of this civil investigation will be or the impact, if any, the investigation may have on the Company’s operating results, financial condition, and/or cash flows. Accordingly, no estimate of future liability has been accrued for at February 29, 2012. The Company has and continues to cooperate fully with the investigation and is responding to the subpoena.

Snappon SA Wrongful Discharge Claims

In November 2003, the Company announced the closing of a manufacturing facility in Chartres, France owned by Snappon SA, a subsidiary of the Company, previously involved in the automotive business. In accordance with French law, Snappon SA negotiated with the local workers’ council regarding the implementation of a social plan for the employees. Following the implementation of the social plan, approximately 188 of the 249 former Snappon employees sued Snappon SA in the Chartres Labour Court alleging wrongful discharge. The claims were heard in two groups. On February 19, 2009, the Versailles Court of Appeal issued a decision in favor of Group 2 plaintiffs and based on this, the Court awarded €1.9 million plus interest. On April 7, 2009, the Versailles Court of Appeal issued a decision in favor of Group 1 plaintiffs and based on this, the Court awarded €1.0 million plus interest. During the second quarter of fiscal 2009, Snappon SA filed for declaration of suspensions of payments with the clerk’s office of the Paris Commercial Court, and the claims will likely be discharged through those proceedings. During fiscal 2009, the Company accrued a loss contingency of €2.9 million plus interest for this matter.

b. Environmental Matters

The Company is involved in over forty environmental matters under the Comprehensive Environmental Response Compensation and Liability Act (“CERCLA”), the Resource Conservation Recovery Act (“RCRA”), and other federal, state, local, and foreign laws relating to soil and groundwater contamination, hazardous waste management activities, and other environmental matters at some of its current and former facilities. The Company is also involved in a number of remedial activities at third party sites, not owned by the Company, where it is designated a potentially responsible party (“PRP”) by either the U.S. Environmental Protection Agency (“EPA”) and/or a state agency. In many of these matters, the Company is involved with other PRPs. In many instances, the Company’s liability and proportionate share of costs have not been determined largely due to uncertainties as to the nature and extent of site conditions and the Company’s involvement. While government agencies frequently claim PRPs are jointly and severally liable at such sites, in the Company’s experience, interim and final allocations of liability and costs are generally made based on relative contributions of waste or contamination. Anticipated costs associated with environmental remediation that are probable and estimable are accrued. In cases where a date to complete remedial activities at a particular site cannot be determined by reference to agreements or otherwise, the Company projects costs over an appropriate time period not exceeding fifteen years; in such cases, generally the Company does not have the ability to reasonably estimate environmental remediation costs that are beyond this period. Factors that could result in changes to the Company’s estimates include completion of current and future soil and groundwater investigations, new claims, future agency demands, discovery of more or less contamination than expected, discovery of new contaminants, modification of planned remedial actions, changes in estimated time required to remediate, new technologies, and changes in laws and regulations.

As of February 29, 2012, the aggregate range of these anticipated environmental costs was $186.9 million to $329.3 million and the accrued amount was $186.9 million. See Note 7(c) for a summary of the environmental reserve activity for the first quarter of fiscal 2012. Of these accrued liabilities, approximately 70% relates to the Sacramento, California site and approximately 21% to the Baldwin Park Operable Unit of the San Gabriel Valley, California site. Each of those two sites is discussed below. The balance of the accrued liabilities relates to other sites for which the Company’s obligations are probable and estimable.

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

Aerojet is involved in various stages of soil and groundwater investigation, remedy selection, design, and remedy construction associated with the operable units. In 2002, the U.S. EPA issued a Unilateral Administrative Order (“UAO”) requiring Aerojet to implement the U.S. EPA-approved remedial action in the Western Groundwater Operable Unit. An identical order was issued by the California Regional Water Quality Control Board, Central Valley (“Central Valley RWQCB”). On July 7, 2011, EPA issued Aerojet its Approval of Remedial Action Construction Completion Report for Western Groundwater Operable Unit and its Determination of

Remedy as Operational and Functional. On September 20, 2011, the EPA issued two UAOs to Aerojet to complete a remedial design and implement remedial action for the Perimeter Groundwater Operable Unit. One UAO addresses groundwater and the other addresses soils within the Perimeter Groundwater Operable Unit. Issuance of the UAOs is the next step in the Superfund process for the Perimeter Groundwater Operable Unit. Aerojet submitted a final Remedial Investigation Report for the Boundary Operable Unit in 2010 and the final Feasibility Study for the Boundary Operable Unit in 2011. The remaining operable units are under various stages of investigation.

The entire southern portion of the site known as Rio Del Oro was under state orders issued in the 1990s from the Department of Toxic Substances Control (“DTSC”) to investigate and remediate environmental contamination in the soils and the Central Valley RWQCB to investigate and remediate groundwater environmental contamination. On March 14, 2008, the DTSC released all but approximately 400 acres of the Rio Del Oro property from DTSC’s environmental orders regarding soil contamination. Aerojet expects the approximately 400 acres of Rio Del Oro property that remain subject to the DTSC orders to be released once the soil remediation has been completed. The Rio Del Oro property remains subject to the Central Valley RWQCB’s orders to investigate and remediate groundwater environmental contamination emanating offsite from such property. Pursuant to a settlement agreement entered into in 2009, Aerojet and Boeing have defined responsibilities with respect to future costs and environmental projects relating to this property.

As of February 29, 2012, the estimated range of anticipated costs discussed above for the Sacramento, California site was $130.6 million to $218.7 million and the accrued amount was $130.6 million included as a component of the Company’s environmental reserves. Expenditures associated with this matter are partially recoverable subject to the Global Settlement and Northrop Agreement allocations. Recoverable estimates for this matter are included as a component of the Company’s estimated recoverable amounts from the U.S. Government and Northrop.

Baldwin Park Operable Unit (“BPOU”)

As a result of its former Azusa, California operations, in 1994 Aerojet was named a PRP by the EPA in the area of the San Gabriel Valley Basin superfund site known as the BPOU. Between 1995 and 1997, the EPA issued Special Notice Letters to Aerojet and eighteen other companies requesting that they implement a groundwater remedy. On June 30, 2000, the EPA issued a UAO ordering the PRPs to implement a remedy consistent with the 1994 record of decision. Aerojet, along with seven other PRPs (“the Cooperating Respondents”) signed a Project Agreement in late March 2002 with the San Gabriel Basin Water Quality Authority, the Main San Gabriel Basin Watermaster, and five water companies. The Project Agreement, which has a term of fifteen years, became effective May 9, 2002 and will terminate in May 2017. It is uncertain as to what remedial actions will be required beyond 2017. However, the Project Agreement stipulates that the Parties agree to negotiate in good faith in an effort to reach agreement as to the terms and conditions of an extension of the term in the event that a Final Record of Decision anticipates, or any of the parties desire, the continued operation of all or a substantial portion of the project facilities. Pursuant to the Project Agreement, the Cooperating Respondents fund through an escrow account: the capital, operational, maintenance, and administrative costs of certain treatment and water distribution facilities to be owned and operated by the water companies. There are also provisions in the Project Agreement for maintaining financial assurance.

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

As part of Aerojet’s sale of its Electronics and Information Systems (“EIS”) business to Northrop in October 2001, the EPA approved a Prospective Purchaser Agreement with Northrop to absolve it of pre-closing liability for contamination caused by the Azusa, California operations, which liability remains with Aerojet. As part of that agreement, the Company agreed to provide a $25 million guarantee of Aerojet’s obligations under the Project Agreement.

As of February 29, 2012, the estimated range of anticipated costs through the term of the agreement for the BPOU site was $38.6 million to $76.0 million and the accrued amount was $38.6 million included as a component of the Company’s environmental reserves. Expenditures associated with this matter are partially recoverable subject to the Global Settlement and Northrop Agreement allocations. Recoverable estimates for this matter are included as a component of the Company’s estimated recoverable amounts from the U.S. Government and Northrop.

Toledo, Ohio Site

The Company previously manufactured products for the automotive industry at a Toledo, Ohio site, which was adjacent to the Ottawa River. This facility was divested in 1990 and the Company indemnified the buyer for claims and liabilities arising out of certain pre-divestiture environmental matters. In August 2007, the Company, along with numerous other companies, received from the United States Department of Interior Fish and Wildlife Service a notice of a Natural Resource Damage (“NRD”) Assessment Plan for the Ottawa River and Northern Maumee Bay. A group of PRPs, including the Company, was formed to respond to the NRD assessment and to pursue funding from the Great Lakes Legacy Act for primary restoration. The restoration project performed by the group consisted of river dredging and land-filling river sediments with a total project cost in the range of approximately $47 to $49 million, one half of which was funded through the Great Lakes Legacy Act and the net project costs to the PRP group was estimated at $23.5 to $24.5 million. The dredging of the river that began in December 2009 has been completed. In February 2011, the parties reached an agreement on allocation. As of February 29, 2012, the estimated range of the Company’s share of anticipated costs for the NRD matter was $2.0 million to $2.4 million and the accrued amount was $2.0 million which is included as a component of the Company’s environmental reserves. None of the expenditures related to this matter are recoverable. Still unresolved at this time is the actual NRD Assessment itself. It is not possible to predict the outcome, timing, or the financial impact of these types of assessments, which are typically long processes lasting several years.

In 2008, Textileather, the current owner of the former Toledo, Ohio site, filed a lawsuit against the Company claiming, among other things, that the Company failed to indemnify and defend Textileather for certain contractual environmental obligations. A second suit related to past and future RCRA, closure costs was filed in late 2009. On May 5, 2010, the District Court granted the Company’s Motion for Summary Judgment, thereby dismissing the claims in the initial action. Textileather has appealed to the Sixth Circuit Court of Appeal. Briefs have been filed and oral arguments were heard on March 2, 2012. There are no District Court ordered dates in the second Textileather suit, but the parties are conducting informal discovery. As of February 29, 2012, the estimated anticipated costs and accrued amount for the Textileather matter was $2.1 million which is included as a component of the Company’s environmental reserves. None of the expenditures related to this matter are recoverable.

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

A summary of the Company’s environmental reserve activity is shown below:

	Aerojet - Sacramento	Aerojet - BPOU	Other Aerojet Sites	Total Aerojet	Other	Total Environmental Reserve
	(In millions)
November 30, 2011	$130.7	$38.6	$12.1	$181.4	$9.2	$190.6
Additions	1.7	0.1	(0.5)	1.3	0.1	1.4
Expenditures	(1.8)	(0.1)	(3.1)	(5.0)	(0.1)	(5.1)

February 29, 2012	$130.6	$38.6	$8.5	$177.7	$9.2	$186.9

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

Pre-Close Environmental Costs	$20.0
Amount spent through February 29, 2012	(12.3)
Amount included as a component of reserves for environmental remediation costs in the unaudited condensed consolidated balance sheet as of February 29, 2012	(2.5)

Remaining Pre-Close Environmental Costs	$5.2

Estimated Recoveries

On January 12, 1999, Aerojet and the U.S. government implemented the October 1997 Agreement in Principle (“Global Settlement”) resolving certain prior environmental and facility disagreements, with retroactive effect to December 1, 1998. Under the Global Settlement, Aerojet and the U.S. government resolved disagreements about an appropriate cost-sharing ratio with respect to the clean-up costs of the environmental contamination at the Sacramento and the former Azusa sites. The Global Settlement cost-sharing ratio does not have a defined term over which costs will be recovered. Additionally, in conjunction with the sale of the EIS business in 2001, Aerojet entered into an agreement with Northrop (the “Northrop Agreement”) whereby Aerojet is reimbursed by Northrop for a portion of environmental expenditures eligible for recovery under the Global Settlement, subject to annual and cumulative limitations. The current annual billing limitation to Northrop is $6.0 million.

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

Pursuant to the Northrop Agreement, environmental expenditures to be reimbursed are subject to annual limitations and the total reimbursements are limited to a ceiling of $189.7 million. A summary of the Northrop Agreement activity is shown below (in millions):

Total reimbursable costs under the Northrop Agreement	$189.7
Amount reimbursed to the Company through February 29, 2012	(89.2)

Potential future cost reimbursements available (1)	100.5
Long-term receivable from Northrop in excess of the annual limitation included in the unaudited condensed consolidated balance sheet as of February 29, 2012	(66.8)
Amounts recoverable from Northrop in future periods included as a component of recoverable from the U.S. government and other third parties for environmental remediation costs in the unaudited condensed consolidated balance sheet as of February 29, 2012	(33.7)

Potential future recoverable amounts available under the Northrop Agreement	$—

(1)	Includes the short-term receivable from Northrop of $6.0 million as of February 29, 2012.

The Company’s applicable cost estimates reached the cumulative limitation under the Northrop Agreement during the third quarter of fiscal 2010, as a result the Company has accumulated $10.5 million through February 29, 2012. Accordingly, subsequent to the third quarter of fiscal 2010, the Company will incur a higher percentage of expense related to additions to the Sacramento site and BPOU site environmental reserve until an arrangement is reached with the U.S. government. While the Company is currently seeking an arrangement with the U.S. government to recover environmental expenditures in excess of the reimbursement ceiling identified in the Northrop Agreement, there can be no assurances that such a recovery will be obtained, or if not obtained, that such unreimbursed environmental expenditures will not have a materially adverse effect on the Company’s operating results, financial condition, and/or cash flows.

Environmental reserves and estimated recoveries impact to unaudited condensed consolidated statements of operations

The expenses associated with adjustments to the environmental reserves are recorded as a component of other expense, net in the unaudited condensed consolidated statements of operations. Summarized financial information for the impact of environmental reserves and recoveries to the unaudited condensed consolidated statements of operations is set forth below:

	Estimated Recoverable Amounts Under U.S. Government Contracts	Charge to Unaudited Condensed Consolidated Statement of Operations	Total Environmental Reserve Additions
	(In millions)
Three months ended February 29, 2012	$0.9	$0.5	$1.4
Three months ended February 28, 2011	4.0	1.1	5.1

8. Redeemable Common Stock

The Company inadvertently failed to register with the SEC the issuance of certain of its common shares in its defined contribution 401(k) employee benefit plan (the “Plan”). As a result, certain Plan participants who purchased such securities pursuant to the Plan may have the right to rescind certain of their purchases for consideration equal to the purchase price paid for the securities (or if such security has been sold, to receive consideration with respect to any loss incurred on such sale) plus interest from the date of purchase. As of February 29, 2012 and November 30, 2011, the Company has classified 0.4 million shares as redeemable common stock because the redemption features are not within the control of the Company. The Company may also be subject to civil and other penalties by regulatory authorities as a result of the failure to register these shares. These shares have always been treated as outstanding for financial reporting purposes. In June 2008, the Company filed a registration statement on Form S-8 to register future transactions in the GenCorp Stock Fund in the Plan. During the first quarter of fiscal 2012 and 2011, the Company recorded a charge of $0.2 million for realized losses and interest associated with this matter.

9. Arrangements with Off-Balance Sheet Risk

As of February 29, 2012, arrangements with off-balance sheet risk consisted of:

— $60.6 million in outstanding commercial letters of credit expiring within the next twelve months, the majority of which may be renewed by either a letter of credit, or in some cases, a surety bond, primarily to collateralize obligations for environmental remediation and insurance coverage.

— Up to $120.0 million aggregate in guarantees by GenCorp of Aerojet’s obligations to U.S. government agencies for environmental remediation activities (See Note 7(b) for additional information).

— Guarantees, jointly and severally, by the Company’s material domestic subsidiaries of its obligations under its Senior Credit Facility and its 9 1/2% Notes.

In addition to the items discussed above, the Company will from time to time enter into certain types of contracts that require the Company to indemnify parties against potential third-party and other claims. These contracts primarily relate to: (i) divestiture agreements, under which the Company may provide customary indemnification to purchasers of its businesses or assets including, for example, claims arising from the operation of the businesses prior to disposition, liability to investigate and remediate environmental contamination existing prior to disposition; (ii) certain real estate leases, under which the Company may be required to indemnify property owners for claims arising from the use of the applicable premises; and (iii) certain agreements with officers and directors, under which the Company may be required to indemnify such persons for liabilities arising out of their relationship with the Company. The terms of such obligations vary. Generally, a maximum obligation is not explicitly stated.

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

10. Retirement Benefits

Pension Benefits—On November 25, 2008, the Company decided to amend the defined benefit pension and benefits restoration plans to freeze future accruals under such plans. Effective February 1, 2009 and July 31, 2009, future benefit accruals for non-collective bargaining-unit employees and collective bargaining-unit employees were discontinued, respectively. No employees lost their previously earned pension benefits.

As of the last measurement date at November 30, 2011, the Company’s total defined benefit pension plan assets, total projected benefit obligations, and unfunded pension obligation for the qualified pension plan were approximately $1,296.8 million, $1,550.4 million, and $236.4 million, respectively. The total defined benefit pension assets were estimated to be $1,325.5 million as of February 29, 2012.

The Company does not expect to make any cash contributions to the tax-qualified defined benefit pension plan during fiscal years 2012 or 2013. The Pension Protection Act (the “PPA”) requires underfunded pension plans to improve their funding ratios based on the funded status of the plan as of specified measurement dates through contributions or application of prepayment credits. As of November 30, 2011, the Company has accumulated $59.5 million in prepayment credits as a result of advanced funding and it expects to apply these to satisfy any funding requirement during fiscal years 2012 and 2013.

Further, with the Office of Federal Procurement Policy issuance of the final rule harmonizing Cost Accounting Standard (“CAS”) 412, Composition and Measurement of Pension Cost, and CAS 413, Adjustment and Allocation of Pension Cost, with the PPA, the Company will recover portions of any required pension funding through its government contracts. Approximately 86% of the Company’s unfunded pension benefit obligation as of November 30, 2011 is related to its government contracting business segment, Aerojet. Accordingly, the Company believes a significant portion of any future contributions to its tax-qualified defined benefit pension plan would be recoverable through its government contracts.

The funded status of the pension plan is affected by the investment experience of the plan’s assets, by any changes in U.S. law, and by changes in the statutory interest rates used by “tax-qualified” pension plans in the U.S. to calculate funding requirements or other plan experience. Accordingly, if the performance of the Company’s plan assets does not meet the assumptions, if there are changes to the IRS regulations or other applicable law or if other actuarial assumptions are modified, the future contributions to the Company’s underfunded pension plan could be significant in future periods.

Medical and Life Benefits—The Company provides medical and life insurance benefits to certain eligible retired employees, with varied coverage by employee group. Generally, employees hired after January 1, 1997 are not eligible for medical and life insurance benefits. The medical benefit plan provides for cost sharing between the Company and its retirees in the form of retiree contributions, deductibles, and coinsurance. Medical and life benefit obligations are unfunded.

Components of retirement benefit expense are:

	Pension Benefits		Postretirement Benefits
	Three months ended
	February 29, 2012	February 28, 2011	February 29, 2012	February 28, 2011
	(In millions)
Service cost	$1.1	$1.0	$—	$—
Interest cost on benefit obligation	18.4	19.6	0.8	0.9
Assumed return on plan assets	(24.8)	(25.6)	—	—
Recognized net actuarial losses (gains)	15.5	16.6	(0.8)	(0.9)

Retirement benefit expense	$10.2	$11.6	$—	$—

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

Summarized financial information for discontinued operations is set forth below:

	Three months ended
	February 29, 2012	February 28, 2011
	(In millions)
Net sales	$—	$—
Loss before income taxes(1)	—	(0.7)
Income tax benefit	—	—
Loss from discontinued operations, net of income taxes	—	(0.7)

(1)	Includes foreign currency gains and (losses) of $0.1 million and ($0.6) million in the first quarter of fiscal 2012 and 2011, respectively.

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

Customers that represented more than 10% of net sales for the periods presented are as follows:

	Three months ended
	February 29, 2012	February 28, 2011
Raytheon Company	36%	39%
Lockheed Martin Corporation	28%	26%

Sales in the first quarter of fiscal 2012 and 2011 directly and indirectly to the U.S. government and its agencies, including sales to the Company’s significant customers discussed above, totaled 95% and 92%, respectively, of net sales.

Selected financial information for each reportable segment is as follows:

	Three months ended
	February 29, 2012	February 28, 2011
	(In millions)
Net Sales:
Aerospace and Defense	$200.3	$208.1
Real Estate	1.6	1.7

Total	$201.9	$209.8

Segment Performance:
Aerospace and Defense	$24.9	$27.3
Environmental remediation provision adjustments	(0.5)	(1.0)
Retirement benefit plan expense	(4.7)	(5.2)
Unusual items—legal related matters (see Note 13)	(0.2)	(0.2)

Aerospace and Defense Total	19.5	20.9

Real Estate	1.1	1.2

Total	$20.6	$22.1

Reconciliation of segment performance to income from continuing operations before income taxes:
Segment Performance	$20.6	$22.1
Interest expense	(6.0)	(7.8)
Interest income	0.2	0.3
Stock-based compensation expense	(0.9)	(1.2)
Corporate retirement benefit plan expense	(5.5)	(6.4)
Corporate and other expenses	(3.7)	(2.7)
Unusual items—gain on debt repurchased (see Note 13)	—	0.2

Income from continuing operations before income taxes	$4.7	$4.5

13. Unusual Items

During the first quarter of fiscal 2012 and 2011, the Company recorded $0.2 million for realized losses and interest associated with the failure to register with the SEC the issuance of certain of the Company’s common shares under the defined contribution
401(k) employee benefit plan. Additionally, during the first quarter of fiscal 2011, the Company repurchased $6.5 million principal amount of its 2 1/4% Debentures at various prices ranging from 99.0% of par to 99.1% of par resulting in a gain of $0.2 million.

Unusual items are recorded as a component of other expense, net in the unaudited condensed consolidated statements of operations.

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

Condensed Consolidating Statements of Operations

(Unaudited)

Three months ended February 29, 2012 (In millions)	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$201.9	$—	$—	$201.9
Cost of sales (exclusive of items shown separately below)	(0.1)	174.0	—	—	173.9
Selling, general and administrative	6.9	3.4	—	—	10.3
Depreciation and amortization	—	5.3	—	—	5.3
Interest expense	4.9	1.1	—	—	6.0
Other, net	3.9	(2.2)	—	—	1.7

(Loss) income from continuing operations before income taxes	(15.6)	20.3	—	—	4.7
Income tax (benefit) provision	(3.2)	5.5	—	—	2.3

(Loss) income from continuing operations	(12.4)	14.8	—	—	2.4

(Loss) income before equity income of subsidiaries	(12.4)	14.8	—	—	2.4
Equity income of subsidiaries	14.8	—	—	(14.8)	—

Net income	$2.4	$14.8	$—	$(14.8)	$2.4

Three months ended February 28, 2011 (In millions)	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$209.8	$—	$—	$209.8
Cost of sales (exclusive of items shown separately below)	—	180.6	—	—	180.6
Selling, general and administrative	6.8	3.5	—	—	10.3
Depreciation and amortization	—	5.7	—	—	5.7
Interest expense	6.5	1.3	—	—	7.8
Other, net	2.6	(1.7)	—	—	0.9

(Loss) income from continuing operations before income taxes	(15.9)	20.4	—	—	4.5
Income tax provision	2.0	0.6	—	—	2.6

(Loss) income from continuing operations	(17.9)	19.8	—	—	1.9
Loss from discontinued operations	(0.7)	—	—	—	(0.7)

(Loss) income before equity income of subsidiaries	(18.6)	19.8	—	—	1.2
Equity income of subsidiaries	19.8	—	—	(19.8)	—

Net income	$1.2	$19.8	$—	$(19.8)	$1.2

Condensed Consolidating Balance Sheets

(Unaudited)

February 29, 2012 (In millions):	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$202.4	$(1.0)	$—	$—	$201.4
Accounts receivable	—	105.0	—	—	105.0
Inventories	—	46.7	—	—	46.7
Recoverable from the U.S. government, Northrop, and other third parties for environmental remediation costs	0.1	28.1	—	—	28.2
Other receivables, prepaid expenses and other	7.8	11.1	—	—	18.9
Income taxes	36.3	(35.8)	—	—	0.5

Total current assets	246.6	154.1	—	—	400.7
Property, plant and equipment, net	4.7	122.5	—	—	127.2
Recoverable from the U.S. government and other third parties for environmental remediation costs	0.3	110.9	—	—	111.2
Goodwill	—	94.9	—	—	94.9
Intercompany (payable) receivable, net	(286.5)	301.3	(14.8)	—	—
Other noncurrent assets and intangibles, net	303.1	179.0	—	(284.9)	197.2

Total assets	$268.2	$962.7	$(14.8)	$(284.9)	$931.2

Short-term borrowings and current portion of long-term debt	$2.5	$0.3	$—	$—	$2.8
Accounts payable	0.4	32.9	—	—	33.3
Reserves for environmental remediation costs	4.4	35.9	—	—	40.3
Other current liabilities, advance payments on contracts, and postretirement medical and life insurance benefits	27.0	188.4	—	—	215.4

Total current liabilities	34.3	257.5	—	—	291.8
Long-term debt	322.1	0.8	—	—	322.9
Reserves for environmental remediation costs	4.8	141.8	—	—	146.6
Pension benefits	30.9	200.0	—	—	230.9
Other noncurrent liabilities	65.8	62.9	—	—	128.7

Total liabilities	457.9	663.0	—	—	1,120.9
Commitments and contingencies (Note 7)
Redeemable common stock (Note 8)	4.3	—	—	—	4.3
Total shareholders’ (deficit) equity	(194.0)	299.7	(14.8)	(284.9)	(194.0)

Total liabilities, redeemable common stock, and shareholders’ equity (deficit)	$268.2	$962.7	$(14.8)	$(284.9)	$931.2

November 30, 2011 (In millions):	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$204.7	$(16.7)	$—	$—	$188.0
Accounts receivable	—	107.0	—	—	107.0
Inventories	—	49.5	—	—	49.5
Recoverable from the U.S. government, Northrop, and other third parties for environmental remediation costs	0.1	29.5	—	—	29.6
Other receivables, prepaid expenses and other	8.1	13.4	—	—	21.5
Income taxes	39.4	(34.1)	—	—	5.3

Total current assets	252.3	148.6	—	—	400.9
Property, plant and equipment, net	4.7	122.2	—	—	126.9
Recoverable from the U.S. government and other third parties for environmental remediation costs	0.3	113.8	—	—	114.1
Goodwill	—	94.9	—	—	94.9
Intercompany (payable) receivable, net	(279.2)	294.0	(14.8)	—	—
Other noncurrent assets and intangibles, net	281.4	182.9	—	(261.6)	202.7

Total assets	$259.5	$956.4	$(14.8)	$(261.6)	$939.5

Short-term borrowings and current portion of long-term debt	$2.5	$0.3	$—	$—	$2.8
Accounts payable	0.6	33.2	—	—	33.8
Reserves for environmental remediation costs	4.2	36.5	—	—	40.7
Other current liabilities, advance payments on contracts, and postretirement medical and life insurance benefits	31.4	191.1	—	—	222.5

Total current liabilities	38.7	261.1	—	—	299.8
Long-term debt	322.7	0.9	—	—	323.6
Reserves for environmental remediation costs	5.0	144.9	—	—	149.9
Pension benefits	32.3	204.1	—	—	236.4
Other noncurrent liabilities	68.0	69.0	—	—	137.0

Total liabilities	466.7	680.0	—	—	1,146.7
Commitments and contingencies (Note 7)
Redeemable common stock (Note 8)	4.4	—	—	—	4.4
Total shareholders’ (deficit) equity	(211.6)	276.4	(14.8)	(261.6)	(211.6)

Total liabilities, redeemable common stock, and shareholders’ equity (deficit)	$259.5	$956.4	$(14.8)	$(261.6)	$939.5

Condensed Consolidating Statements of Cash Flows

(Unaudited)

Three months ended February 29, 2012 (In millions):	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$(9.2)	$27.2	$—	$—	$18.0
Net transfers (to) from parent	7.4	(7.4)	—	—	—

Net cash (used in) provided by operating activities	(1.8)	19.8	—	—	18.0
Cash flows from investing activities:
Capital expenditures	—	(3.6)	—	—	(3.6)

Net cash used in investing activities	—	(3.6)	—	—	(3.6)
Cash flows from financing activities:
Debt repayments	(0.6)	(0.1)	—	—	(0.7)
Other financing activities	0.1	(0.4)	—	—	(0.3)

Net cash used in financing activities	(0.5)	(0.5)	—	—	(1.0)

Net (decrease) increase in cash and cash equivalents	(2.3)	15.7	—	—	13.4
Cash and cash equivalents at beginning of year	204.7	(16.7)	—	—	188.0

Cash and cash equivalents at end of period	$202.4	$(1.0)	$—	$—	$201.4

Three months ended February 28, 2011 (In millions):	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$(6.6)	$24.2	$—	$—	$17.6
Net transfers (to) from parent	9.8	(9.8)	—	—	—

Net cash provided by operating activities	3.2	14.4	—	—	17.6
Cash flows from investing activities:
Capital expenditures	—	(2.0)	—	—	(2.0)
Other investing activities	21.7	—	—	—	21.7

Net cash provided by (used in) investing activities	21.7	(2.0)	—	—	19.7
Cash flows from financing activities:
Debt repayments	(7.2)	—	—	—	(7.2)

Net cash used in financing activities	(7.2)	—	—	—	(7.2)

Net increase in cash and cash equivalents	17.7	12.4	—	—	30.1
Cash and cash equivalents at beginning of year	197.3	(15.8)	—	—	181.5

Cash and cash equivalents at end of period	$215.0	$(3.4)	$—	$—	$211.6

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

The preparation of the consolidated financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. In addition, our operating results for interim periods may not be indicative of the results of operations for a full year. This section contains a number of forward-looking statements, all of which are based on current expectations and are subject to risks and uncertainties including those described in this Quarterly Report under the heading “Forward-Looking Statements.” Actual results may differ materially. This section should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended November 30, 2011, and periodic reports subsequently filed with the Securities and Exchange Commission (“SEC”).

Overview

We are a manufacturer of aerospace and defense products and systems with a real estate segment that includes activities related to the re-zoning, entitlement, sale, and leasing of our excess real estate assets. We develop and manufacture propulsion systems for defense and space applications, and armaments for precision tactical and long range weapon systems applications.

A summary of the significant financial highlights for the first quarter of fiscal 2012 which management uses to evaluate our operating performance and financial condition is presented below.

•	Net sales for the first quarter of fiscal 2012 totaled $201.9 million compared to $209.8 million for the first quarter of fiscal 2011.

•

Net income for the first quarter of fiscal 2012 was $2.4 million, or $0.04 diluted income per share, compared to a net income of $1.2 million, or $0.02 diluted income per share, for the first quarter of fiscal 2011.

•	Adjusted EBITDAP (Non-GAAP measure) for the first quarter of fiscal 2012 was $26.2 million or 13.0% of net sales, compared to $29.3 million or 14.0% of net sales, for the first quarter of fiscal 2011.

•

Segment performance (Non-GAAP measure) before environmental remediation provision adjustments, retirement benefit plan expense, and unusual items was $26.0 million for the first quarter of fiscal 2012, compared to $28.5 million for the first quarter of fiscal 2011.

•	Cash provided by operating activities in the first quarter of fiscal 2012 totaled $18.0 million, compared to $17.6 million in the first quarter of fiscal 2011.

•	Free cash flow (Non-GAAP measure) in the first quarter of fiscal 2012 totaled $14.4 million, compared to $15.6 million in the first quarter of fiscal 2011.

•	As of February 29, 2012, we had $124.3 million in net debt (Non-GAAP measure) compared to $172.8 million as of February 28, 2011.

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

Some of the significant challenges we face are as follows: dependence upon government programs and contracts, future reductions or changes in U.S. government spending in our industry, environmental matters, capital structure, an underfunded pension plan, and implementation of our enterprise resource planning (“ERP”) system. These matters are discussed in more detail below.

Major Customers

The principal end user customers of our products and technology are agencies of the U.S. government. Since a majority of our sales are, directly or indirectly, to the U.S. government, funding for the purchase of our products and services generally follows trends in U.S. aerospace and defense spending. However, individual government agencies, which include the military services, National Aeronautics and Space Administration (“NASA”), the Missile Defense Agency, and the prime contractors that serve these agencies, exercise independent purchasing power within “budget top-line” limits. Therefore, sales to the U.S. government are not regarded as sales to one customer, but rather each contracting agency is viewed as a separate customer.

Customers that represented more than 10% of net sales for the periods presented are as follows:

	Three months ended
	February 29, 2012	February 28, 2011
Raytheon Company	36%	39%
Lockheed Martin Corporation	28%	26%

Sales in the first quarter of fiscal 2012 and 2011 directly and indirectly to the U.S. government and its agencies, including sales to our significant customers discussed above, totaled 95% and 92%, respectively, of net sales.

Industry Update

For the Government Fiscal Year (“GFY”) ending September 30, 2012 and beyond, federal department/agency budgets are expected to remain under severe pressure due to the financial impacts from spending cap agreements contained in the Budget Control Act of 2011, as well as from on-going military operations and the cumulative effects of annual federal budget deficits and rising U.S. federal debt. As a result, the Department of Defense (“DoD”) GFY 2013 budget request submitted to Congress on February 13, 2012 is $525.4 billion for the base budget, $45 billion below the amount planned for GFY 2013 a year ago and $5.2 billion below the final GFY 2012 appropriated amount. The DoD budget request includes cuts and other initiatives that will reduce DoD spending by $259 billion over the next 5 years and $487 billion over ten years, consistent with the Budget Control Act. The NASA GFY 2013 budget request is $17.7 billion.

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

Summary of our environmental reserves, range of liability, and recoverable amounts as of February 29, 2012 is presented below:

	Reserve	Recoverable Amount (1)	Range of Reserve
	(In millions)
Sacramento	$130.6	$101.0	$130.6 – $218.7
Baldwin Park Operable Unit	38.6	29.9	38.6 – 76.0
Other Aerojet sites	8.5	8.1	8.5 – 21.1
Other sites	9.2	0.4	9.2 – 13.5

Total	$186.9	$139.4	$186.9 – $329.3

(1)	Excludes the long-term receivable from Northrop Grumman Corporation (“Northrop”) of $66.8 million as of February 29, 2012.

Most of our environmental costs are incurred by our Aerospace and Defense segment, and certain of these future costs are allowable to be included in our contracts with the U.S. government and allocable to Northrop until the cumulative expenditure limitation is reached. Prior to the third quarter of fiscal 2010, approximately 12% of such costs related to our Sacramento site and our former Azusa site were charged to the consolidated statements of operations. Subsequent to the third quarter of fiscal 2010, because we reached the reimbursement ceiling under the Northrop Agreement, approximately 37% of such costs are expensed to the consolidated statements of operations. However, we are seeking to amend our agreement with the U.S. government to increase the amount allocable to U.S. government contracts. There can be no assurances that we will be successful in this pursuit.

The inclusion of such environmental costs in our contracts with the U.S. government does impact our competitive pricing and earnings; however, we believe that this impact is mitigated by driving improvements and efficiencies across our operations as well as our ability to deliver innovative and quality products to our customers.

Capital Structure

We have a substantial amount of debt for which we are required to make interest and principal payments. Interest on long-term financing is not a recoverable cost under our U.S. government contracts. As of February 29, 2012, we had $325.7 million of debt principal outstanding.

Retirement Benefits

As of the last measurement date at November 30, 2011, our total defined benefit pension plan assets, total projected benefit obligations, and unfunded pension obligation for our qualified pension plan were approximately $1,296.8 million, $1,550.4 million, and $236.4 million, respectively. The total defined benefit pension assets were estimated to be $1,325.5 million as of February 29, 2012.

We do not expect to make any cash contributions to the tax-qualified defined benefit pension plan during fiscal years 2012 or 2013. The Pension Protection Act (the “PPA”) requires underfunded pension plans to improve their funding ratios based on the funded status of the plan as of specified measurement dates through contributions or application of prepayment credits. As of November 30, 2011, we have accumulated $59.5 million in prepayment credits as a result of advanced funding and we expect to apply these to satisfy any funding requirement during fiscal years 2012 and 2013.

Further, with the Office of Federal Procurement Policy issuance of the final rule harmonizing Cost Accounting Standard (“CAS”) 412, Composition and Measurement of Pension Cost, and CAS 413, Adjustment and Allocation of Pension Cost, with the PPA, we will recover portions of any required pension funding through our government contracts. Approximately 86% of our unfunded pension benefit obligation as of November 30, 2011 is related to our government contracting business segment, Aerojet-General Corporation. Accordingly, we believe a significant portion of any future contributions to our tax-qualified defined benefit pension plan would be recoverable through our government contracts.

The funded status of the pension plan is affected by the investment experience of the plan’s assets, by any changes in U.S. law and by changes in the statutory interest rates used by “tax-qualified” pension plans in the U.S. to calculate funding requirements. Accordingly, if the performance of our plan’s assets does not meet our assumptions, if there are changes to the Internal Revenue Service regulations or other applicable law or if other actuarial assumptions are modified, our future contributions to our underfunded pension plan could be higher than we expect.

Implementation of ERP System

During fiscal 2010, we conducted a thorough review of our business to assess the effectiveness of our current business processes and supporting information systems. After extensive study and analysis, we determined that there are many potential benefits from the investment in a state-of-the-art ERP system. The benefits will be achieved through the integration of our data and processes into one single system based upon industry best business practices.

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

We have committed a full-time cross-functional team of employees to work with our ERP partner and our systems integrator. This team is responsible for ensuring that the system configuration is consistent with our business requirements and best business practices, coordinating data migration, addressing change management issues, testing controls, resolving implementation issues and developing a user training program. We anticipate the one-time cost of implementation, both capital and expense, will range from $27 million to $32 million, consisting primarily of software and hardware costs, system integrator costs, internal labor costs, and data migration. We anticipate completing the ERP project by the first quarter of fiscal 2013. Through February 2012, we have expended $12.2 million of our one-time implementation costs of which $10.3 million represents capital expenditures.

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

Results of Operations

Net Sales:

	Three months ended
	February 29, 2012	February 28, 2011	Change*
	(In millions)
Net sales:	$201.9	$209.8	$(7.9)

*	Primary reason for change. The decrease in net sales was primarily due to a reduction of $14.1 million in the various Standard Missile programs primarily from the timing of deliveries. The decline in net sales was partially offset by increased engineering technology activities on the Triple Target Terminator (“T3”) contracts resulting in $4.9 million of additional net sales.

Sales in the first quarter of fiscal 2012 and 2011 directly and indirectly to the U.S. government and its agencies, including sales to our significant customers discussed above, totaled 95% and 92%, respectively, of net sales. The Standard Missile program, which is included in the U.S. government sales, represented 23% and 29% of net sales for the first quarter of fiscal 2012 and 2011, respectively.

Cost of Sales (exclusive of items shown separately below):

	Three months ended
	February 29, 2012	February 28, 2011	Change*
	(In millions, except percentage amounts)
Cost of sales:	$173.9	$180.6	$(6.7)
Percentage of net sales	86.1%	86.1%
Components of cost of sales:
Cost of sales excluding retirement benefit expense	$169.2	$175.4	$(6.2)
Retirement benefit expense	4.7	5.2	(0.5)

Cost of sales	$173.9	$180.6	$(6.7)

*	Primary reason for change. Cost of sales as a percentage of net sales was essentially unchanged for the periods presented.

Selling, General and Administrative (“SG&A”):

	Three months ended
	February 29, 2012	February 28, 2011	Change*
	(In millions, except percentage amounts)
SG&A:	$10.3	$10.3	$—
Percentage of net sales	5.1%	4.9%
Components of SG&A:
SG&A excluding retirement benefit expense and stock-based compensation	3.9	2.7	1.2
Stock-based compensation	0.9	1.2	(0.3)
Retirement benefit expense	5.5	6.4	(0.9)

SG&A	$10.3	$10.3	$—

*	Primary reason for change. SG&A expense included an increase in professional and consulting fees of $0.9 million related to our continuing evaluation of our capital structure which was offset by a decrease of $0.9 million of non-cash corporate retirement benefit plan expenses. See discussion of “Retirement Benefit Plans” below.

Depreciation and Amortization:

	Three months ended
	February 29, 2012	February 28, 2011	Change*
	(In millions)
Depreciation and amortization:	$5.3	$5.7	$(0.4)

*	Primary reason for change. Depreciation and amortization expense was essentially unchanged for the periods presented.

Other Expense, net:

	Three months ended
	February 29, 2012	February 28, 2011	Change*
	(In millions)
Other expense, net	$1.9	$1.2	$0.7

*	Primary reason for change. The increase in other expense, net was primarily due to a contribution made in the first quarter of fiscal 2012 to support space science education.

Interest Expense:

	Three months ended
	February 29, 2012	February 28, 2011	Change*
	(In millions)
Interest expense	$6.0	$7.8	$(1.8)
Components of interest expense:
Contractual interest and other	5.4	6.1	(0.7)
Debt discount amortization	—	0.9	(0.9)
Amortization of deferred financing costs	0.6	0.8	(0.2)

*

Primary reason for change. The decrease in interest expense was primarily due to the repurchase of $68.4 million of the outstanding 2 1/4% Debentures in fiscal 2011 and the associated debt discount amortization.

Interest Income:

	Three months ended
	February 29, 2012	February 28, 2011	Change*
	(In millions)
Interest income	$(0.2)	$(0.3)	$0.1

*	Primary reason for change. Interest income was essentially unchanged for the periods presented.

Income Tax Provision:

	Three months ended
	February 29, 2012	February 28, 2011
	(In millions)
Income tax provision	$2.3	$2.6

The income tax provision of $2.3 million in the first quarter of fiscal 2012 is primarily related to (i) federal taxes of $0.9 million, (ii) current state taxes of $0.5 million, and (iii) net deferred taxes of $0.9 million, which represents federal and state deferred taxes from goodwill amortization and utilization of federal alternative minimum tax credits and California research credits.

The income tax provision of $2.6 million in the first quarter of fiscal 2011 is primarily related to current state taxes of $1.8 million, and net deferred taxes of $0.8 million, which represents the excess of federal and state deferred taxes from goodwill amortization over alternative minimum tax credits and research credits generated.

The difference between operating results at the statutory rate and the income tax provision recorded was primarily due to current state tax expense and deferred taxes related to goodwill and the utilization of tax credits offset by the reduction to the valuation allowance in the first quarter of fiscal 2012; and the current state tax expense in the first quarter of fiscal 2011.

As of February 29, 2012, the liability for uncertain income tax positions was $1.8 million. Due to the high degree of uncertainty regarding the timing of potential future cash flows associated with these liabilities, we are unable to make a reasonably reliable estimate of the amount and period in which these liabilities might be paid.

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

Summarized financial information for discontinued operations is set forth below:

	Three months ended
	February 29, 2012	February 28, 2011
	(In millions)
Net sales	$—	$—
Loss before income taxes(1)	—	(0.7)
Income tax benefit	—	—
Loss from discontinued operations, net of income taxes	—	(0.7)

(1)	Includes foreign currency gains and (losses) of $0.1 million and ($0.6) million in the first quarter of fiscal 2012 and 2011, respectively.

Retirement Benefit Plans:

Components of retirement benefit expense are:

	Three months ended
	February 29, 2012	February 28, 2011
	(In millions)
Service cost	$1.1	$1.0
Interest cost on benefit obligation	19.2	20.5
Assumed return on plan assets	(24.8)	(25.6)
Recognized net actuarial losses	14.7	15.7

Retirement benefit expense	$10.2	$11.6

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

Additionally, we sponsor a defined contribution 401(k) plan and participation in the plan is available to all employees. Effective January 15, 2009, we discontinued the employer matching component to the defined contribution 401(k) plan for non-union employees. Effective April 15, 2009, all future contribution investment elections directed into the GenCorp Stock Fund were redirected to other investment options and our union employee matching contributions are being made in cash. Effective the first full payroll commencing in July 2010, for non-union employees, matching contributions were reinstated in cash at the same level in effect prior to January 15, 2009 and invested according to participants’ investment elections in effect at the time of contribution. The cost of the 401(k) plan was $2.3 million and $2.4 million, respectively, in the first quarter of fiscal 2012 and 2011.

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

Aerospace and Defense Segment

	Three months ended
	February 29, 2012	February 28, 2011	Change*
	(In millions, except percentage amounts)
Net sales	$200.3	$208.1	$(7.8)
Segment performance	19.5	20.9	(1.4)
Segment performance as a percentage of net sales	9.7%	10.0%
Components of segment performance:
Aerospace and Defense	$24.9	$27.3	$(2.4)
Environmental remediation provision adjustments	(0.5)	(1.0)	0.5
Retirement benefit plan expense	(4.7)	(5.2)	0.5
Unusual items—legal related matters	(0.2)	(0.2)	—

Aerospace and Defense total	$19.5	$20.9	$(1.4)

*	Primary reason for change. The decrease in net sales was primarily due to a reduction of $14.1 million in the various Standard Missile programs primarily from the timing of deliveries. The decline in net sales was partially offset by increased engineering technology activities on the T3 contracts resulting in $4.9 million of additional net sales.

The decrease in the segment margin of 0.3 percentage points, compared to the comparable prior year period, was primarily driven by lower performance on various space programs due to cost growth partially offset by improved contract performance on tactical programs as a result of manufacturing efficiencies. In addition, retirement benefit expense and environmental related costs each decreased by $0.5 million in the current period.

A summary of our backlog is as follows:

	February 29, 2012	November 30, 2011
	(In millions)
Funded backlog	$902	$902
Unfunded backlog	420	520

Total contract backlog	$1,322	$1,422

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

Real Estate Segment

	Three months ended
	February 29, 2012	February 28, 2011	Change*
	(In millions)
Net sales	$1.6	$1.7	$(0.1)
Segment performance	$1.1	$1.2	$(0.1)

*	Primary reason for change. Net sales and segment performance consist primarily of rental property operations.

Use of Non-GAAP Financial Measures

In addition to segment performance (discussed above), we provide the Non-GAAP financial measure of our operational performance called Adjusted EBITDAP. We use this metric to further our understanding of the historical and prospective consolidated core operating performance of our segments, net of expenses incurred by our corporate activities in the ordinary, on-going and customary course of our operations. Further, we believe that to effectively compare the core operating performance metric from period to period on a historical and prospective basis, the metric should exclude items relating to retirement benefits (pension and postretirement benefits), significant non-cash expenses, the impacts of financing decisions on the earnings, and items incurred outside the ordinary, on-going and customary course of our operations. Accordingly, we define Adjusted EBITDAP as GAAP income (loss) from continuing operations before income taxes adjusted by interest expense, interest income, depreciation and amortization, retirement benefit expense, and unusual items which we do not believe are reflective of such ordinary, on-going and customary course activities. Adjusted EBITDAP does not represent, and should not be considered an alternative to, net income, as determined in accordance with GAAP.

	Three months ended
	February 29, 2012	February 28, 2011
	(In millions, except percentage amounts)
Income from continuing operations before income taxes	$4.7	$4.5
Interest expense	6.0	7.8
Interest income	(0.2)	(0.3)
Depreciation and amortization	5.3	5.7
Retirement benefit expense	10.2	11.6
Unusual items
Legal related matters	0.2	0.2
Gain on debt repurchased	—	(0.2)

Adjusted EBITDAP	$26.2	$29.3

Adjusted EBITDAP as a percentage of net sales	13.0%	14.0%

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

	Three months ended
	February 29, 2012	February 28, 2011
	(In millions)
Cash provided by operating activities	$18.0	$17.6
Capital expenditures	(3.6)	(2.0)

Free cash flow	$14.4	$15.6

	February 29, 2012	February 28, 2011
	(In millions)
Debt principal	$325.7	$389.4
Cash and cash equivalents	(201.4)	(211.6)
Marketable securities	—	(5.0)

Net debt	$124.3	$172.8

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

Other Information

Recently Adopted Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued updated guidance to improve disclosures regarding fair value measurements. This update requires entities to (i) disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers and (ii) present separately (i.e., on a gross basis rather than as one net number), information about purchases, sales, issuances, and settlements in the roll forward of changes in Level 3 fair value measurements. The update requires fair value disclosures by class of assets and liabilities rather than by major category or line item in the statement of financial position. Disclosures regarding the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements for assets and liabilities in both Level 2 and Level 3 are also required. For all portions of the update except the gross presentation of activity in the Level 3 roll forward, this standard was effective for us on March 1, 2010. For the gross presentation of activity in the Level 3 roll forward, the new disclosures were effective December 1, 2011. As the accounting standard only impacts disclosures, the new standard did not have an impact on our financial position, results of operations, or cash flows.

As of September 1, 2011, we adopted FASB’s amended guidance on testing goodwill for impairment. Previous guidance required that an entity test for goodwill impairment by comparing the fair value of a reporting unit with its carrying amount including goodwill. If the fair value is less than its carrying amount, then a second step is performed to measure the amount of the impairment loss. Under this new amendment an entity is not required to calculate the fair value of the reporting unit unless the entity determines that it is more likely than not (a likelihood of more than 50%) that its fair value is less than its carrying amount. The adoption of the new standard did not have a material impact on our financial position or results of operations.

In December 2010, the FASB issued authoritative guidance on disclosure of supplementary pro forma information for business combinations. The new guidance requires that pro forma financial information be prepared as if the business combination occurred as of the beginning of the prior annual period. The guidance was effective for us for business combinations with acquisition dates occurring in and from the first quarter of fiscal 2012.

New Accounting Pronouncements

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

In June 2011, the FASB issued amended guidance on the presentation of comprehensive income. The amended guidance eliminates one of the presentation options provided by current U.S. GAAP, that is to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. In addition, it gives an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This guidance is effective for us beginning in the first quarter of fiscal 2013, and will be applied retrospectively. As the accounting standard only impacts disclosures, the new standard will not have an impact on our financial position, results of operations, or cash flows.

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

A detailed description of our significant accounting policies can be found in our most recent Annual Report on Form 10-K for the fiscal year ended November 30, 2011.

Arrangements with Off-Balance Sheet Risk

As of February 29, 2012, arrangements with off-balance sheet risk consisted of:

— $60.6 million in outstanding commercial letters of credit expiring within the next twelve months, the majority of which may be renewed by either a letter of credit, or in some cases, a surety bond, primarily to collateralize obligations for environmental remediation and insurance coverage.

— Up to $120.0 million aggregate in guarantees by GenCorp of Aerojet’s obligations to U.S. government agencies for environmental remediation activities (See Note 7(b) for additional information).

— Guarantees, jointly and severally, by our material domestic subsidiaries of our obligations under our Senior Credit Facility and 9 1/2% Notes.

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

Liquidity and Capital Resources

Net Cash Provided by (Used in) Operating, Investing, and Financing Activities

The change in cash and cash equivalents was as follows:

	Three months ended
	February 29, 2012	February 28, 2011
	(In millions)
Net Cash Provided by Operating Activities	$18.0	$17.6
Net Cash (Used in) Provided by Investing Activities	(3.6)	19.7
Net Cash Used in Financing Activities	(1.0)	(7.2)

Net Increase in Cash and Cash Equivalents	$13.4	$30.1

Net Cash Provided by Operating Activities

The $18.0 million of cash provided by operating activities in the first quarter of fiscal 2012 was primarily the result of income before income taxes adjusted for non-cash expenses (defined as depreciation, amortization, stock-based compensation and retirement benefit expense) which generated $21.7 million. The net income adjusted for non-cash expenses was partially offset by cash used to fund working capital (defined as accounts receivables, inventories, accounts payable, contract advances, and other current assets and liabilities) and real estate activities of $5.9 million. In addition, we received $6.0 million in tax refunds during the first quarter of fiscal 2012.

The $17.6 million of cash provided by operating activities in the first quarter of fiscal 2011 was primarily the result of net income adjusted for non-cash expenses (defined as depreciation, amortization, stock-based compensation, gain on debt repurchased, and retirement benefits expense) which generated $21.2 million. The net income adjusted for non-cash expenses was partially offset by cash used to fund working capital (defined as accounts receivables, inventories, accounts payable, contract advances, and other current assets and liabilities) and real estate activities of $4.1 million.

Net Cash (Used In) Provided by Investing Activities

During the first quarter of fiscal 2012 and 2011, we had capital expenditures of $3.6 million and $2.0 million, respectively. During the first quarter of fiscal 2012, the capital expenditures of $3.6 million included $1.8 million related to our ERP implementation.

During the first quarter of fiscal 2011, we sold $21.7 million of marketable securities.

Net Cash Used in Financing Activities

During the first quarter of fiscal 2012, we had $0.7 million in debt repayments (see below). In addition, we had $0.4 million in vendor financing repayments.

During the first quarter of fiscal 2011, we had $7.2 million in debt repayments.

Debt Activity and Senior Credit Facility

Our debt activity during the first quarter of fiscal 2012 was as follows:

	November 30, 2011	Cash Payments	February 29, 2012
	(In millions)
Term loan	$50.0	$(0.6)	$49.4
9 1/2% Notes	75.0	—	75.0
4 1/16% Debentures	200.0	—	200.0
2 1/4% Debentures	0.2	—	0.2
Other debt	1.2	(0.1)	1.1

Total Debt and Borrowing Activity	$326.4	$(0.7)	$325.7

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

Financial Covenant	Actual Ratios as of February 29, 2012	Required Ratios
Interest coverage ratio, as defined under the Senior Credit Facility	5.26 to 1.00	Not less than: 2.4 to 1.00
Leverage ratio, as defined under the Senior Credit Facility	1.95 to 1.00	Not greater than: 3.5 to 1.00

We were in compliance with our financial and non-financial covenants as of February 29, 2012.

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

As disclosed in Note 10 of Notes to Unaudited Condensed Consolidated Financial Statements, we may be required to make significant contributions in the future to fund our defined benefit pension plan.

As disclosed in Notes 7(a) and 7(b) of the Notes to Unaudited Condensed Consolidated Financial Statements, we have exposure for certain legal and environmental matters. We believe that it is currently not possible to estimate the impact, if any, that the ultimate resolution of certain of these matters will have on our financial position, results of operations, or cash flows.

Major factors that could adversely impact our forecasted operating cash and our financial condition are described in the section “Risk Factors” in Item 1A of our Annual Report to the SEC on Form 10-K for the fiscal year ended November 30, 2011. In addition, our liquidity and financial condition will continue to be affected by changes in prevailing interest rates on the portion of debt that bears interest at variable interest rates.

Forward-Looking Statements

Certain information contained in this report should be considered “forward-looking statements” as defined by Section 21E of the Private Securities Litigation Reform Act of 1995. All statements in this report other than historical information may be deemed forward-looking statements. These statements present (without limitation) the expectations, beliefs, plans and objectives of management and future financial performance and assumptions underlying, or judgments concerning, the matters discussed in the statements. The words “believe,” “estimate,” “anticipate,” “project” and “expect,” and similar expressions, are intended to identify forward-looking statements. Forward-looking statements involve certain risks, estimates, assumptions and uncertainties, including with respect to future sales and activity levels, cash flows, contract performance, the outcome of litigation and contingencies, environmental remediation and anticipated costs of capital. A variety of factors could cause actual results or outcomes to differ materially from those expected and expressed in our forward-looking statements. Important risk factors that could cause actual results or outcomes to differ from those expressed in the forward-looking statements are described in the section “Risk Factors” in Item 1A of our Annual Report to the SEC on Form 10-K for the fiscal year ended November 30, 2011 include the following:

•	cancellation or material modification of one or more significant contracts;

•	future reductions or changes in U.S. government spending;

•	negative audit of the Company’s business by the U.S. government;

•	cost overruns on the Company’s contracts that require the Company to absorb excess costs;

•	failure of the Company’s subcontractors or suppliers to perform their contractual obligations;

•	failure to secure contracts;

•	failure to comply with regulations applicable to contracts with the U.S. government;

•	costs and time commitment related to potential acquisition activities;

•	the Company’s inability to adapt to rapid technological changes;

•	failure of the Company’s information technology infrastructure;

•	failure to effectively implement the Company’s enterprise resource planning system;

•	product failures, schedule delays or other problems with existing or new products and systems;

•	the release or explosion of dangerous materials used in the Company’s businesses;

•	loss of key qualified suppliers of technologies, components, and materials;

•

the funded status of the Company’s defined benefit pension plan and the Company’s obligation to make cash contributions in excess of the amount that the Company can recover in its current period overhead rates;

•	effects of changes in discount rates, actual returns on plan assets, and government regulations of defined benefit pension plans;

•	the possibility that environmental and other government regulations that impact the Company become more stringent or subject the Company to material liability in excess of its established reserves;

•	environmental claims related to the Company’s current and former businesses and operations;

•	changes in the amount recoverable from environmental claims;

•	the results of significant litigation;

•	occurrence of liabilities that are inadequately covered by indemnity or insurance;

•	inability to protect the Company’s patents and proprietary rights;

•	business disruptions;

•	the earnings and cash flow of the Company’s subsidiaries and the distribution of those earnings to the Company;

•	the substantial amount of debt which places significant demands on our cash resources and could limit our ability to borrow additional funds or expand our operations;

•	the Company’s ability to comply with the financial and other covenants contained in the Company’s debt agreements;

•	risks inherent to the real estate market;

•	changes in economic and other conditions in the Sacramento, California metropolitan area real estate market or changes in interest rates affecting real estate values in that market;

•	additional costs related to the Company’s divestitures;

•	the loss of key employees and shortage of available skilled employees to achieve anticipated growth;

•	a strike or other work stoppage or the Company’s inability to renew collective bargaining agreements on favorable terms;

•	fluctuations in sales levels causing the Company’s quarterly operating results and cash flows to fluctuate;

•	changes in the Company’s contract-related accounting estimates;

•	new accounting standards that could result in changes to the Company’s methods of quantifying and recording accounting transactions;

•	failure to maintain effective internal controls in accordance with the Sarbanes-Oxley Act; and

•	those risks detailed from time to time in the Company’s reports filed with the SEC.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to our disclosures related to certain market risks as reported under Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report to the SEC on Form 10-K for the fiscal year ended November 30, 2011, except as noted below.

Interest Rate Risk

We are exposed to market risk principally due to changes in interest rates. Debt with interest rate risk includes borrowings under our Senior Credit Facility. Other than pension assets and liabilities, we do not have any significant exposure to interest rate risk related to our investments.

As of February 29, 2012, our debt totaled $325.7 million: $276.3 million, or 85%, was at an average fixed rate of 5.52%; and $49.4 million, or 15%, was at a variable rate of 3.99%.

The estimated fair value and principal amount of long-term debt is presented below:

	Fair Value		Principal Amount
	February 29, 2012	November 30, 2011	February 29, 2012	November 30, 2011
	(In millions)
Term loan	$49.4	$49.5	$49.4	$50.0
9 1/2% Notes	75.1	75.1	75.0	75.0
4 1/16% Debentures	196.8	184.0	200.0	200.0
Other debt	1.3	1.4	1.3	1.4

	$322.6	$310.0	$325.7	$326.4

The fair values of the term loan, 9 1/2% Notes, and 4 1/16% Debentures were determined using broker quotes that are based on open markets as of February 29, 2012 and November 30, 2011, respectively. The fair value of the other debt was determined to approximate carrying value.

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

Changes in internal control over financial reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our first quarter of fiscal 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

Except as disclosed in Note 7 of the Notes to Unaudited Condensed Consolidated Financial Statements, which is incorporated herein by reference, there have been no significant developments in the pending legal proceedings as previously reported in Part 1, Item 3, Legal Proceedings in our Annual Report on Form 10-K for the fiscal year ended November 30, 2011.

Asbestos Cases. The following table sets forth information related to our historical product liability costs associated with our asbestos litigation cases for the first quarter of fiscal 2012:

Claims filed as of November 30, 2011	146
Claims filed	3
Claims tendered	1
Claims dismissed	2

Claims pending as of February 29, 2012	146

Legal and administrative fees for the asbestos cases for the first quarter of fiscal 2012 were $0.1 million.

Item 1A. Risk Factors.

There have been no material changes from our risk factors as previously reported in our Annual Report to the SEC on Form 10-K for the fiscal year ended November 30, 2011.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults upon Senior Securities

None.

Item 5. Other Information

None.

Item 6. Exhibits

No.	Description

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a — 14 (a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a — 14 (a) of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a — 14(b) of the Securities and Exchange Act of 1934, as amended, and 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended February 29, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations, (ii) Condensed Consolidated Balance Sheets, (iii) Condensed Consolidated Statement of Shareholders’ Deficit and Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Unaudited Condensed Consolidated Financial Statements.**

*	Filed herewith.
**	Furnished and not filed herewith.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GenCorp Inc.

Date: April 6, 2012	By:	/s/ Scott J. Seymour
Scott J. Seymour President and Chief Executive Officer (Principal Executive Officer)

Date: April 6, 2012	By:	/s/ Kathleen E. Redd
Kathleen E. Redd
Vice President, Chief Financial Officer and Assistant Secretary (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

No.	Description

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a — 14 (a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a — 14 (a) of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a — 14(b) of the Securities and Exchange Act of 1934, as amended, and 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended February 29, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations, (ii) Condensed Consolidated Balance Sheets, (iii) Condensed Consolidated Statement of Shareholders’ Deficit and Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Unaudited Condensed Consolidated Financial Statements.**

*	Filed herewith.
**	Furnished and not filed herewith.