Form 10-Q
period 2012-05-31
GENCORP INC
filed 2012-06-29
CIK 40888

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: May 31, 2012

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

As of June 25, 2012, there were 60.2 million outstanding shares of our Common Stock, including redeemable common stock and unvested common shares, $0.10 par value.

GenCorp Inc.

Quarterly Report on Form 10-Q

For the Quarterly Period Ended May 31, 2012

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

GenCorp Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended May 31,		Six months ended May 31,
	2012	2011	2012	2011
	(In millions, except per share amounts)
Net Sales	$249.9	$229.9	$451.8	$439.7
Operating costs and expenses:
Cost of sales (exclusive of items shown separately below)	220.3	203.0	394.2	383.6
Selling, general and administrative	11.2	11.0	21.5	21.3
Depreciation and amortization	5.5	5.8	10.8	11.5
Other expense, net	2.6	1.7	4.5	2.9

Total operating costs and expenses	239.6	221.5	431.0	419.3
Operating income	10.3	8.4	20.8	20.4
Non-operating (income) expense:
Interest income	(0.1)	(0.3)	(0.3)	(0.6)
Interest expense	5.8	7.7	11.8	15.5

Total non-operating expense, net	5.7	7.4	11.5	14.9
Income from continuing operations before income taxes	4.6	1.0	9.3	5.5
Income tax provision	3.3	0.5	5.6	3.1

Income from continuing operations	1.3	0.5	3.7	2.4
Income (loss) from discontinued operations, net of income taxes	0.4	(0.5)	0.4	(1.2)

Net income	$1.7	$—	$4.1	$1.2

Income Per Share of Common Stock
Basic
Income per share from continuing operations	$0.02	$0.01	$0.06	$0.04
Income (loss) per share from discontinued operations, net of income taxes	0.01	(0.01)	0.01	(0.02)

Net income per share	$0.03	$—	$0.07	$0.02

Diluted
Income per share from continuing operations	$0.02	$0.01	$0.06	$0.04
Income (loss) per share from discontinued operations, net of income taxes	0.01	(0.01)	0.01	(0.02)

Net income per share	$0.03	$—	$0.07	$0.02

Weighted average shares of common stock outstanding	59.0	58.7	58.9	58.6

Weighted average shares of common stock outstanding, assuming dilution	59.0	58.7	58.9	58.6

See Notes to Unaudited Condensed Consolidated Financial Statements.

GenCorp Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	May 31, 2012	November 30, 2011
	(In millions, except per share and share amounts)
ASSETS
Current Assets
Cash and cash equivalents	$150.2	$188.0
Accounts receivable	107.8	107.0
Inventories	37.4	49.5
Recoverable from the U.S. government and other third parties for environmental remediation costs	22.3	23.6
Receivable from Northrop Grumman Corporation (“Northrop”)	6.0	6.0
Other receivables, prepaid expenses and other	18.0	21.5
Income taxes	3.2	5.3

Total Current Assets	344.9	400.9
Noncurrent Assets
Property, plant and equipment, net	127.7	126.9
Real estate held for entitlement and leasing	64.4	63.3
Recoverable from the U.S. government and other third parties for environmental remediation costs	109.9	114.1
Receivable from Northrop	66.8	66.3
Goodwill	94.9	94.9
Intangible assets	14.6	15.4
Other noncurrent assets, net	50.8	57.7

Total Noncurrent Assets	529.1	538.6

Total Assets	$874.0	$939.5

LIABILITIES, REDEEMABLE COMMON STOCK, AND SHAREHOLDERS’ DEFICIT
Current Liabilities
Short-term borrowings and current portion of long-term debt	$2.8	$2.8
Accounts payable	39.6	33.8
Reserves for environmental remediation costs	38.5	40.7
Postretirement medical and life benefits	6.8	6.8
Advance payments on contracts	101.4	108.5
Deferred income taxes	8.8	3.1
Other current liabilities	99.7	104.1

Total Current Liabilities	297.6	299.8
Noncurrent Liabilities
Senior debt	46.2	47.5
Senior subordinated notes	—	75.0
Convertible subordinated notes	200.2	200.2
Other debt	0.8	0.9
Deferred income taxes	0.3	4.5
Reserves for environmental remediation costs	146.4	149.9
Pension benefits	225.4	236.4
Postretirement medical and life benefits	67.4	68.4
Other noncurrent liabilities	61.0	64.1

Total Noncurrent Liabilities	747.7	846.9

Total Liabilities	1,045.3	1,146.7
Commitments and Contingencies (Note 7)
Redeemable common stock, par value of $0.10; 0.4 million shares issued and outstanding as of May 31, 2012 and November 30, 2011 (Note 8)	4.2	4.4
Shareholders’ Deficit
Preference stock, par value of $1.00; 15.0 million shares authorized; none issued or outstanding	—	—
Common stock, par value of $0.10; 150.0 million shares authorized; 58.6 million shares issued and outstanding as of May 31, 2012; 58.4 million shares issued and outstanding as of November 30, 2011	5.9	5.9
Other capital	263.7	261.2
Accumulated deficit	(175.2)	(179.3)
Accumulated other comprehensive loss, net of income taxes	(269.9)	(299.4)

Total Shareholders’ Deficit	(175.5)	(211.6)

Total Liabilities, Redeemable Common Stock and Shareholders’ Deficit	$874.0	$939.5

See Notes to Unaudited Condensed Consolidated Financial Statements.

GenCorp Inc.

Condensed Consolidated Statement of Shareholders’ Deficit and Comprehensive Income

(Unaudited)

	Comprehensive	Common Stock		Other	Accumulated	Accumulated Other Comprehensive	Total Shareholders’
	Income	Shares	Amount	Capital	Deficit	Loss	Deficit
	(In millions, except share amounts)
November 30, 2011		58,355,850	$5.9	$261.2	$(179.3)	$(299.4)	$(211.6)
Net income	$4.1	—	—	—	4.1	—	4.1
Amortization of actuarial losses, net	29.5	—	—	—	—	29.5	29.5
Reclassification from redeemable common stock	—	18,563	—	0.2	—	—	0.2
Tax benefit on stock-based awards	—	—	—	0.7	—	—	0.7
Stock-based compensation and other, net	—	232,978	—	1.6	—	—	1.6

May 31, 2012	$33.6	58,607,391	$5.9	$263.7	$(175.2)	$(269.9)	$(175.5)

See Notes to Unaudited Condensed Consolidated Financial Statements.

GenCorp Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six months ended
	May 31, 2012	May 31, 2011
	(In millions)
Operating Activities
Net income	$4.1	$1.2
Adjustments to reconcile net income to net cash provided by operating activities:
(Income) loss from discontinued operations, net of income taxes	(0.4)	1.2
Depreciation and amortization	10.8	11.5
Amortization of debt discount and financing costs	1.2	3.4
Stock-based compensation	2.2	2.9
Retirement benefit expense	20.5	23.2
Gain on debt repurchased	—	(0.2)
Loss on debt redeemed	0.4	—
Tax benefit on stock-based awards	(0.7)	—
Changes in assets and liabilities:
Accounts receivable	(0.8)	(10.6)
Inventories	12.1	13.4
Other receivables, prepaid expenses and other	3.0	2.9
Income tax receivable	2.8	1.1
Real estate held for entitlement and leasing	(1.2)	(1.3)
Receivable from Northrop	(0.5)	(0.3)
Recoverable from the U.S. government and other third parties for environmental remediation costs	5.5	8.4
Other noncurrent assets	4.4	3.1
Accounts payable	5.8	5.9
Pension benefits	—	0.2
Postretirement medical and life benefits	(2.7)	(2.8)
Advance payments on contracts	(7.1)	(14.0)
Other current liabilities	(3.6)	(3.9)
Deferred income taxes	1.5	0.4
Reserves for environmental remediation costs	(5.7)	(8.9)
Other noncurrent liabilities	(4.2)	(4.3)

Net cash provided by continuing operations	47.4	32.5
Net cash used in discontinued operations	(0.1)	(0.3)

Net Cash Provided by Operating Activities	47.3	32.2
Investing Activities
Purchases of marketable securities	—	(15.0)
Sales of marketable securities	—	26.7
Proceeds from sale of property	0.6	—
Capital expenditures	(9.3)	(6.7)

Net Cash (Used in) Provided by Investing Activities	(8.7)	5.0
Financing Activities
Tax benefit on stock-based awards	0.7	—
Debt issuance costs	(0.3)	—
Vendor financing repayments	(0.4)	(0.5)
Debt repayments	(76.4)	(7.4)

Net Cash Used in Financing Activities	(76.4)	(7.9)

Net (Decrease) Increase in Cash and Cash Equivalents	(37.8)	29.3
Cash and Cash Equivalents at Beginning of Period	188.0	181.5

Cash and Cash Equivalents at End of Period	$150.2	$210.8

Supplemental disclosures of cash flow information
Cash paid for interest	$12.1	$11.3
Cash refunds for federal income taxes	6.0	—
Cash paid for federal income taxes	3.4	0.4
Cash paid for state income taxes	3.1	1.2

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

Real Estate — includes the activities of the Company’s wholly owned subsidiary Easton Development Company, LLC (“Easton”) related to the re-zoning, entitlement, sale, and leasing of the Company’s excess real estate assets. The Company owns approximately 12,200 acres of land adjacent to U.S. Highway 50 between Rancho Cordova and Folsom, California east of Sacramento (“Sacramento Land”). The Company is currently in the process of seeking zoning changes and other governmental approvals on a portion of the Sacramento Land to optimize its value.

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

In May 2011, the FASB issued amended guidance on fair value measurement and related disclosures. The new guidance clarified the concepts applicable for fair value measurement and requires new disclosures, with a particular focus on Level 3 measurements. This guidance was effective for the Company beginning in the second quarter of fiscal 2012, and was applied retrospectively.

New Accounting Pronouncements

In June 2011, the FASB issued amended guidance on the presentation of comprehensive income. The amended guidance eliminates one of the presentation options provided by current GAAP, that is to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. In addition, it gives an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This guidance is effective for the Company beginning in the first quarter of fiscal 2013, and will be applied retrospectively. As the accounting standard only impacts disclosures, the new standard will not have an impact on the Company’s financial position, results of operations, or cash flows.

2. Income (Loss) Per Share of Common Stock

A reconciliation of the numerator and denominator used to calculate basic and diluted income (loss) per share of common stock (“EPS”) is presented in the following table:

	Three months ended May 31,		Six months ended May 31,
	2012(1)	2011(1)	2012(1)	2011(1)
	(In millions, except per share amounts; shares in thousands)
Numerator:
Income from continuing operations	$1.3	$0.5	$3.7	$2.4
Income (loss) from discontinued operations, net of income taxes	0.4	(0.5)	0.4	(1.2)

Net income for basic and diluted earnings per share	$1.7	$—	$4.1	$1.2

Denominator:
Basic weighted average shares	58,969	58,671	58,896	58,640
Effect of:
Employee stock options	33	—	27	—

Diluted weighted average shares	59,002	58,671	58,923	58,640

Basic EPS:
Income per share from continuing operations	$0.02	$0.01	$0.06	$0.04
Income (loss) per share from discontinued operations, net of income taxes	0.01	(0.01)	0.01	(0.02)

Net income per share	$0.03	$—	$0.07	$0.02

Diluted EPS:
Income per share from continuing operations	$0.02	$0.01	$0.06	$0.04
Income (loss) per share from discontinued operations, net of income taxes	0.01	(0.01)	0.01	(0.02)

Net income per share	$0.03	$—	$0.07	$0.02

(1)	The undistributed income allocated to participating securities was less than $0.1 million for all periods presented. The Company’s outstanding unvested restricted shares contain non-forfeitable rights to dividends. Accordingly, the weighted average share balances treat the unvested restricted shares as participating securities and are included in the computation of EPS pursuant to the two-class method. Application of the two-class method had no impact on EPS for all periods presented.

The following table sets forth the potentially dilutive securities excluded from the computation because their effect would have been anti-dilutive:

	Three months ended May 31,		Six months ended May 31,
	2012	2011	2012	2011
	(In thousands)
4.0625% Convertible Subordinated Debentures (“4 1/16% Debentures”)	22,219	22,219	22,219	22,219
Employee stock options	956	1,255	956	1,255
Unvested restricted shares	1,081	771	998	715

Total potentially dilutive securities	24,256	24,245	24,173	24,189

3. Stock-Based Compensation

Total stock-based compensation expense by type of award for the second quarter and first half of fiscal 2012 and 2011 was as follows:

	Three months ended May 31,		Six months ended May 31,
	2012	2011	2012	2011
	(In millions)
Stock appreciation rights	$0.1	$0.8	$0.4	$1.0
Stock options	0.3	0.2	0.4	0.5
Restricted stock, service based	0.7	0.5	1.1	0.9
Restricted stock, performance based	0.2	0.2	0.3	0.5

Total stock-based compensation expense	$1.3	$1.7	$2.2	$2.9

4. Income Taxes

The income tax provision of $5.6 million in the first half of fiscal 2012 is primarily related to (i) federal taxes of $2.4 million, (ii) current state taxes of $1.1 million, and (iii) net deferred taxes of $2.1 million, which represents federal and state deferred taxes from goodwill amortization and utilization of federal alternative minimum tax credits and California research credits.

The income tax provision of $3.1 million in the first half of fiscal 2011 is primarily related to current state taxes of $1.9 million and net deferred taxes of $1.2 million, which represents the excess of deferred tax expense from goodwill amortization over deferred tax benefit from research credits.

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

	Total	Fair value measurement at May 31, 2012
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In millions)
Money market funds	$159.8	$159.8	$—	$—

	Total	Fair value measurement at November 30, 2011
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In millions)
Money market funds	$194.8	$194.8	$—	$—

As of May 31, 2012, a summary of cash and cash equivalents and grantor trust by investment type is as follows:

	Total	Cash and Cash Equivalents	Money Market Funds
	(In millions)
Cash and cash equivalents	$150.2	$4.8	$145.4
Grantor trust	14.4	—	14.4

	$164.6	$4.8	$159.8

The carrying amounts of certain of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, accrued compensation, and other accrued liabilities, approximate fair value because of their short maturities.

The estimated fair value and principal amount for the Company’s long-term debt is presented below:

	Fair Value		Principal Amount
	May 31, 2012	November 30, 2011	May 31, 2012	November 30, 2011
	(In millions)
Term loan	$48.7	$49.5	$48.7	$50.0
9 1/2% Senior Subordinated Notes (“9 1/2% Notes”)	—	75.1	—	75.0
4 1/16% Debentures	200.0	184.0	200.0	200.0
Other debt	1.3	1.4	1.3	1.4

	$250.0	$310.0	$250.0	$326.4

The fair values of the term loan, 9  1/2% Notes, and 4 1/16% Debentures were determined using broker quotes that are based on open markets of the Company’s debt securities as of May 31, 2012 and November 30, 2011, respectively. The fair value of the other debt was determined to approximate carrying value.

b. Accounts Receivable

	May 31, 2012	November 30, 2011
	(In millions)
Billed	$52.0	$58.1
Unbilled	55.6	48.8

Total receivables under long-term contracts	107.6	106.9
Other receivables	0.2	0.1

Accounts receivable	$107.8	$107.0

c. Inventories

	May 31, 2012	November 30, 2011
	(In millions)
Long-term contracts at average cost	$278.0	$262.4
Progress payments	(240.9)	(213.1)

Total long-term contract inventories	37.1	49.3
Work in progress	0.3	0.2

Total other inventories	0.3	0.2

Inventories	$37.4	$49.5

d. Property, Plant and Equipment, net

	May 31, 2012	November 30, 2011
	(In millions)
Land	$32.2	$32.8
Buildings and improvements	154.6	153.9
Machinery and equipment	342.2	349.0
Construction-in-progress	19.9	17.4

	548.9	553.1
Less: accumulated depreciation	(421.2)	(426.2)

Property, plant and equipment, net	$127.7	$126.9

e. Other Noncurrent Assets, net

	May 31, 2012	November 30, 2011
	(In millions)
Grantor trust	$12.8	$13.3
Recoverable from the U.S. government for conditional asset retirement obligations	13.2	12.3
Deferred financing costs	7.1	8.4
Other	17.7	23.7

Other noncurrent assets, net	$50.8	$57.7

f. Other Current Liabilities

	May 31, 2012	November 30, 2011
	(In millions)
Accrued compensation and employee benefits	$42.6	$44.0
Legal settlements	10.4	10.7
Interest payable	5.9	7.9
Contract loss provisions	5.4	4.7
Other	35.4	36.8

Other current liabilities	$99.7	$104.1

g. Other Noncurrent Liabilities

	May 31, 2012	November 30, 2011
	(In millions)
Pension benefits, non-qualified	$15.9	$16.1
Conditional asset retirement obligations	19.7	17.8
Legal settlements	2.2	8.3
Deferred revenue	8.9	9.2
Deferred compensation	7.9	7.8
Other	6.4	4.9

Other noncurrent liabilities	$61.0	$64.1

h. Accumulated Other Comprehensive Loss, Net of Income Taxes

	May 31, 2012	November 30, 2011
	(In millions)
Actuarial losses, net	$(274.7)	$(304.2)
Prior service credits	4.8	4.8

Accumulated other comprehensive loss, net of income taxes	$(269.9)	$(299.4)

During the second quarter and first half of fiscal 2012, the Company had comprehensive income of $16.5 million and $33.6 million, respectively. During the second quarter and first half of fiscal 2011, the Company had comprehensive income of $15.7 million and $32.6 million, respectively. The components of accumulated other comprehensive loss related to the Company’s retirement benefit plans.

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

6. Long-term Debt

	May 31, 2012	November 30, 2011
	(In millions)
Term loan, bearing interest at variable rates (rate of 3.74% as of May 31, 2012), payable in quarterly installments of $0.6 million plus interest, maturing in November 2016	$48.7	$50.0

Total senior debt	48.7	50.0

Senior subordinated notes, bearing interest at 9.50% per annum, redeemed May 2012	—	75.0

Total senior subordinated notes	—	75.0

Convertible subordinated debentures, bearing interest at 2.25% per annum, interest payments due in May and November, maturing in November 2024, net of debt discount	0.2	0.2
Convertible subordinated debentures, bearing interest at 4.0625% per annum, interest payments due in June and December, maturing in December 2034	200.0	200.0

Total convertible subordinated notes	200.2	200.2

Capital lease, payable in monthly installments, maturing in March 2017	1.1	1.2

Total other debt	1.1	1.2

Total debt	250.0	326.4
Less: Amounts due within one year	(2.8)	(2.8)

Total long-term debt	$247.2	$323.6

Senior Credit Facility

On May 30, 2012, the Company, with its wholly-owned subsidiary Aerojet as guarantor, executed an amendment (the “Amendment”) to the Second Amended and Restated Credit Agreement (the “Senior Credit Facility”) with the lenders identified therein, and Wells Fargo Bank, National Association, as administrative agent.

The Amendment, among other things, (i) increases the amount available under the Senior Credit Facility from (a) a revolving credit facility in an aggregate principal amount of up to $150.0 million (with a $100.0 million subfacility for standby letters of credit and a $5.0 million subfacility for swingline loans) and (b) a term loan facility in an aggregate principal amount of up to $50.0 million by $50.0 million through a combination of increased borrowings under the revolving credit facility and/or one or more term loans, (ii) increases certain restricted payment limits from (a) $25.0 million in any 12 month calculation period and $50.0 million during the term of the Senior Credit Facility to $75.0 million and $125.0 million, respectively and (b) following an Approved Issuance, as defined in the Senior Credit Facility, from $50.0 million in any 12 month calculation period and $100 million during the term of the Senior Credit Facility to $75.0 million and $125.0 million, respectively, (iii) provides greater flexibility with respect to the Company’s ability to incur indebtedness to support permitted acquisitions, and (iv) increases the aggregate limitation on sale leasebacks from $20.0 million to $30.0 million during the term of the Senior Credit Facility. The term loan facility will amortize at a rate of 5.0% of the original principal amount per annum to be paid in equal quarterly installments with any remaining amounts due on the maturity date. Outstanding indebtedness under the Senior Credit Facility may be voluntarily prepaid at any time, in whole or in part, in general without premium or penalty.

As of May 31, 2012, the Company had $60.6 million outstanding letters of credit under the $100.0 million subfacility for standby letters of credit and had $48.7 million outstanding under the term loan facility.

In general, borrowings under the Senior Credit Facility bear interest at a rate equal to the LIBOR plus 350 basis points (subject to downward adjustment), or the base rate as it is defined in the Senior Credit Facility. In addition, the Company is charged a commitment fee of 50 basis points per annum on unused amounts of the revolving credit facility and 350 basis points per annum (subject to downward adjustment), along with a fronting fee of 25 basis points per annum, on the undrawn amount of all outstanding letters of credit.

The Company guarantees the payment obligations under the Senior Credit Facility. Any borrowings are further secured by (i) all equity interests owned or held by the loan parties, including interests in the Company’s Easton subsidiary and 66% of the voting stock (and 100% of the non-voting stock) of all present and future first-tier foreign subsidiaries of the loan parties; (ii) substantially all of the tangible and intangible personal property and assets of the loan parties; and (iii) certain real property owned by the loan parties located in Orange, Virginia and Redmond, Washington. All of the Company’s real property located in California, including the real estate holdings of Easton, are excluded from collateralization under the Senior Credit Facility.

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

Financial Covenant	Actual Ratios as of May 31, 2012	Required Ratios
Interest coverage ratio, as defined under the Senior Credit Facility	5.42 to 1.00	Not less than: 2.40 to 1.00
Leverage ratio, as defined under the Senior Credit Facility	1.30 to 1.00	Not greater than: 3.50 to 1.00

The Company was in compliance with its financial and non-financial covenants as of May 31, 2012.

9 1/2% Senior Subordinated Notes

During the second quarter of fiscal 2012, the Company redeemed $75.0 million of its 9 1/2% Notes at a redemption price of 100% of the principal amount.

2 1/4% Convertible Subordinated Debentures (“2 1/4 Debentures”)

As of May 31, 2012, the Company had $0.2 million outstanding principal amount of its 2 1/4% Debentures.

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

The following table presents the interest expense components for the 2 1/4% Debentures for fiscal 2011:

	Three months ended May 31,	Six months ended May 31,
	2011	2011
	(In millions)
Interest expense-contractual interest	$0.3	$0.7
Interest expense-amortization of debt discount	0.9	1.8
Interest expense-amortization of deferred financing costs	0.1	0.2
Effective interest rate	8.86%	8.86%

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

The 4 1/16% Debentures are general unsecured obligations of the Company and rank equal in right of payment to all of the Company’s other existing and future unsecured subordinated indebtedness, including the 2 1/4% Debentures. The 4 1/16% Debentures rank junior in right of payment to all of the Company’s existing and future senior indebtedness, including all of its obligations under its Senior Credit Facility and all of its existing and future senior subordinated indebtedness. In addition, the 4 1/16% Debentures are effectively subordinated to any of the Company’s collateralized debt, to the extent of such collateral, and to any and all debt and liabilities including trade debt of its subsidiaries.

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

Groundwater Litigation

In December 2011, Aerojet received notice of a lawsuit, Sun Ridge LLC, et al. v. Aerojet-General Corporation, et al., Case No. 34-2011-00114675, filed in Sacramento County Superior Court. The complaint, which also names McDonnell Douglas Corporation (now Boeing Corporation), was filed by owners of properties adjacent to the Aerojet property in Rancho Cordova,

California and alleges damages attributable to contamination of groundwater including diminution of property value and increased costs associated with ensuring water supplies in connection with real estate development. In an effort to promote settlement negotiations, the parties entered into a tolling agreement and plaintiffs dismissed their complaint without prejudice. Since this matter is in the early stages, the Company is currently unable to reasonably estimate what the outcome of this complaint will be. Accordingly, no estimate of liability has been accrued for this matter at May 31, 2012.

Asbestos Litigation

The Company has been, and continues to be, named as a defendant in lawsuits alleging personal injury or death due to exposure to asbestos in building materials, products, or in manufacturing operations. The majority of cases are pending in Texas and Pennsylvania. There were 144 asbestos cases pending as of May 31, 2012.

Given the lack of any significant consistency to claims (i.e., as to product, operational site, or other relevant assertions) filed against the Company, the Company is unable to make a reasonable estimate of the future costs of pending claims or unasserted claims. Accordingly, no estimate of future liability has been accrued.

In 2011, Aerojet received a letter demand from AMEC, plc, the successor entity to the 1981 purchaser of the business assets of Barnard & Burk, Inc. a former Aerojet subsidiary, for Aerojet to assume the defense of twenty-one asbestos cases pending in Louisiana and reimbursement of over $1.0 million in past legal fees and expenses. AMEC is asserting that Aerojet retained those liabilities when it sold the Barnard & Burk assets and agreed to indemnify the purchaser thereof. Aerojet has requested information from AMEC pertaining to the basis of the demand and discussions are ongoing. Accordingly, no estimate of liability has been accrued for this matter as of May 31, 2012.

Subpoena Duces Tecum

On September 23, 2010, the Company received a subpoena duces tecum from the U.S. Army Criminal Investigation Command, acting on behalf of the Office of the Inspector General of the DoD, requesting that the Company produce a variety of documents pertaining to the use of certain cost estimating factors under its contracts with the DoD. The investigation is progressing and no financial demand has been made; accordingly, the Company is currently unable to reasonably estimate what the outcome of this civil investigation will be or the impact, if any, the investigation may have on the Company’s operating results, financial condition, and/or cash flows. Accordingly, no estimate of future liability has been accrued for at May 31, 2012. The Company has and continues to cooperate fully with the investigation and is responding to the subpoena.

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

As of May 31, 2012, the aggregate range of these anticipated environmental costs was $184.9 million to $329.3 million and the accrued amount was $184.9 million. See Note 7(c) for a summary of the environmental reserve activity for the first half of fiscal 2012. Of these accrued liabilities, approximately 96% relates to the Company’s U.S. government contracting business and a portion of this liability is recoverable through the Company’s overhead rates subject to the Global Settlement and Northrop Agreement allocations. The two significant environmental sites are discussed below. The balance of the accrued liabilities relates to other sites for which the Company’s obligations are probable and estimable.

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

As of May 31, 2012, the estimated range of anticipated costs discussed above for the Sacramento, California site was $132.5 million to $222.5 million and the accrued amount was $132.5 million included as a component of the Company’s environmental reserves. Expenditures associated with this matter are partially recoverable through the Company’s overhead rates subject to the Global Settlement and Northrop Agreement allocations. Recoverable estimates for this matter are included as a component of the Company’s estimated recoverable amounts from the U.S. Government and Northrop.

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

Aerojet and the other Cooperating Respondents entered into an interim allocation agreement that establishes the interim payment obligations of the Cooperating Respondents for the costs incurred pursuant to the Project Agreement. Under the interim allocation, Aerojet is responsible for approximately two-thirds of all project costs, including government oversight costs. All project costs are subject to reallocation among the Cooperating Respondents. Since entering into the agreement, two of the original cooperating respondents, Huffy Corporation (“Huffy”) and Fairchild Corporation (“Fairchild”), have filed for bankruptcy. Aerojet’s interim allocation was unaffected by the Huffy bankruptcy. With respect to Fairchild, Aerojet and the other Cooperating Respondents have had to make up the share that Fairchild had been paying but which Fairchild is no longer paying and have done so based upon a pro rata share of Fairchild’s financial obligations. Prior to filing for bankruptcy, Fairchild filed suit against the other Cooperating Respondents seeking recovery of amounts previously paid of approximately $2.6 million, but there has been little action in that litigation to date. The interim allocation agreement expired, but all solvent Cooperating Respondents have continued to pay in accordance with their interim allocations.

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

As of May 31, 2012, the estimated range of anticipated costs through the term of the agreement for the BPOU site was $37.7 million to $75.1 million and the accrued amount was $37.7 million included as a component of the Company’s environmental reserves. Expenditures associated with this matter are partially recoverable through the Company’s overhead rates subject to the Global Settlement and Northrop Agreement allocations. Recoverable estimates for this matter are included as a component of the Company’s estimated recoverable amounts from the U.S. Government and Northrop.

Toledo, Ohio Site

The Company previously manufactured products for the automotive industry at a Toledo, Ohio site, which was adjacent to the Ottawa River. This facility was divested in 1990 and the Company indemnified the buyer for claims and liabilities arising out of certain pre-divestiture environmental matters. In August 2007, the Company, along with numerous other companies, received from the United States Department of Interior Fish and Wildlife Service a notice of a Natural Resource Damage (“NRD”) Assessment Plan for the Ottawa River and Northern Maumee Bay. A group of PRPs, including the Company, was formed to respond to the NRD assessment and to pursue funding from the Great Lakes Legacy Act for primary restoration. The restoration project performed by the group consisted of river dredging and land-filling river sediments with a total project cost in the range of approximately $47 to $49 million, one half of which was funded through the Great Lakes Legacy Act and the net project costs to the PRP group was estimated at $23.5 to $24.5 million. The dredging of the river that began in December 2009 has been completed. In February 2011, the parties reached an agreement on allocation. As of May 31, 2012, the estimated range of the Company’s share of anticipated costs for the NRD matter was $0.0 million to $0.4 million. None of the expenditures related to this matter are recoverable. Still unresolved at this time is the actual NRD Assessment itself. It is not possible to predict the outcome, timing, or the financial impact of these types of assessments, which are typically long processes lasting several years.

In 2008, Textileather, the current owner of the former Toledo, Ohio site, filed a lawsuit against the Company claiming, among other things, that the Company failed to indemnify and defend Textileather for certain contractual environmental obligations. A second suit related to past and future RCRA, closure costs was filed in late 2009. On May 5, 2010, the District Court granted the Company’s Motion for Summary Judgment, thereby dismissing the claims in the initial action. Textileather has appealed to the Sixth Circuit Court of Appeal. Briefs were filed and oral arguments were heard on March 2, 2012. The Court has not yet rendered a decision. There are no District Court ordered dates in the second Textileather suit, but the parties are conducting informal discovery. As of May 31, 2012, the estimated anticipated costs and accrued amount for the Textileather matter was $2.1 million which is included as a component of the Company’s environmental reserves. None of the expenditures related to this matter are recoverable.

c. Environmental Reserves and Estimated Recoveries

Environmental Reserves

The Company reviews on a quarterly basis estimated future remediation costs that could be incurred over the contractual term or next fifteen years of the expected remediation. The Company has an established practice of estimating environmental remediation costs over a fifteen year period, except for those environmental remediation costs with a specific contractual term. As the period for which estimated environmental remediation costs increases, the reliability of such estimates decrease. These estimates consider the investigative work and analysis of engineers, outside environmental consultants, and the advice of legal staff regarding the status and anticipated results of various administrative and legal proceedings. In most cases, only a range of reasonably possible costs can be estimated. In establishing the Company’s reserves, the most probable estimate is used when determinable; otherwise, the minimum amount is used when no single amount in the range is more probable. Accordingly, such estimates can change as the Company periodically evaluates and revises these estimates as new information becomes available. The Company cannot predict whether new information gained as projects progress will affect the estimated liability accrued. The timing of payment for estimated future environmental costs is influenced by a number of factors such as the regulatory approval process, the time required to design, construct, and implement the remedy.

A summary of the Company’s environmental reserve activity is shown below:

	Aerojet - Sacramento	Aerojet - BPOU	Other Aerojet Sites	Total Aerojet	Other	Total Environmental Reserve
	(In millions)
November 30, 2011	$130.7	$38.6	$12.1	$181.4	$9.2	$190.6
Additions	7.2	1.2	(0.3)	8.1	(0.3)	7.8
Expenditures	(5.4)	(2.1)	(3.7)	(11.2)	(2.3)	(13.5)

May 31, 2012	$132.5	$37.7	$8.1	$178.3	$6.6	$184.9

The effect of the final resolution of environmental matters and the Company’s obligations for environmental remediation and compliance cannot be accurately predicted due to the uncertainty concerning both the amount and timing of future expenditures and due to regulatory or technological changes. The Company continues its efforts to mitigate past and future costs through pursuit of claims for recoveries from insurance coverage and other PRPs and continued investigation of new and more cost effective remediation alternatives and associated technologies.

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

Pre-Close Environmental Costs	$20.0
Amount spent through May 31, 2012	(12.7)
Amount included as a component of reserves for environmental remediation costs in the unaudited condensed consolidated balance sheet as of May 31, 2012	(2.1)

Remaining Pre-Close Environmental Costs	$5.2

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

Pursuant to the Northrop Agreement, environmental expenditures to be reimbursed are subject to annual limitations and the total reimbursements are limited to a ceiling of $189.7 million. A summary of the Northrop Agreement activity is shown below (in millions):

Total reimbursable costs under the Northrop Agreement	$189.7
Amount reimbursed to the Company through May 31, 2012	(90.7)

Potential future cost reimbursements available (1)	99.0
Long-term receivable from Northrop in excess of the annual limitation included in the unaudited condensed consolidated balance sheet as of May 31, 2012	(66.8)
Amounts recoverable from Northrop in future periods included as a component of recoverable from the U.S. government and other third parties for environmental remediation costs in the unaudited condensed consolidated balance sheet as of May 31, 2012	(32.2)

Potential future recoverable amounts available under the Northrop Agreement	$—

(1)	Includes the short-term receivable from Northrop of $6.0 million as of May 31, 2012.

The Company’s applicable cost estimates reached the cumulative limitation under the Northrop Agreement during the third quarter of fiscal 2010. The Company has accumulated $12.3 million of environmental costs above the cumulative limitation under the Northrop Agreement through May 31, 2012. Accordingly, subsequent to the third quarter of fiscal 2010, the Company has incurred a higher percentage of expense related to additions to the Sacramento site and BPOU site environmental reserve until an arrangement is reached with the U.S. government. While the Company is currently seeking an arrangement with the U.S. government to recover environmental expenditures in excess of the reimbursement ceiling identified in the Northrop Agreement, there can be no assurances that such a recovery will be obtained, or if not obtained, that such unreimbursed environmental expenditures will not have a materially adverse effect on the Company’s operating results, financial condition, and/or cash flows.

Environmental reserves and estimated recoveries impact to unaudited condensed consolidated statements of operations

The expenses associated with adjustments to the environmental reserves are recorded as a component of other expense, net in the unaudited condensed consolidated statements of operations. Summarized financial information for the impact of environmental reserves and recoveries to the unaudited condensed consolidated statements of operations is set forth below:

	Estimated Recoverable Amounts Under U.S. Government Contracts	Charge to Unaudited Condensed Consolidated Statement of Operations	Total Environmental Reserve Additions
	(In millions)
Three months ended May 31, 2012	$4.4	$2.0	$6.4
Three months ended May 31, 2011	3.0	0.9	3.9
Six months ended May 31, 2012	5.3	2.5	7.8
Six months ended May 31, 2011	7.0	2.0	9.0

8. Redeemable Common Stock

The Company inadvertently failed to register with the SEC the issuance of certain of its common shares in its defined contribution 401(k) employee benefit plan (the “Plan”). As a result, certain Plan participants who purchased such securities pursuant to the Plan may have the right to rescind certain of their purchases for consideration equal to the purchase price paid for the securities (or if such security has been sold, to receive consideration with respect to any loss incurred on such sale) plus interest from the date of purchase. As of May 31, 2012 and November 30, 2011, the Company has classified 0.4 million shares as redeemable common stock because the redemption features are not within the control of the Company. The Company may also be subject to civil and other penalties by regulatory authorities as a result of the failure to register these shares. These shares have always been treated as outstanding for financial reporting purposes. In June 2008, the Company filed a registration statement on Form S-8 to register future transactions in the GenCorp Stock Fund in the Plan. During the first half of fiscal 2012 and 2011, the Company recorded a charge of $0.4 million for realized losses and interest associated with this matter.

9. Arrangements with Off-Balance Sheet Risk

As of May 31, 2012, arrangements with off-balance sheet risk consisted of:

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

— Guarantees, jointly and severally, by the Company’s material domestic subsidiaries of its obligations under its Senior Credit Facility.

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

The Company also may use surety bonds to collateralize obligations for environmental remediation, other financial commitments, and insurance coverage. Additionally, the Company issues purchase orders and makes other commitments to suppliers for equipment, materials, and supplies in the normal course of business. These purchase commitments are generally for volumes consistent with anticipated requirements to fulfill purchase orders or contracts for product deliveries received, or expected to be received, from customers and would be subject to reimbursement if a cost-plus contract is terminated.

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

As of the last measurement date at November 30, 2011, the Company’s total defined benefit pension plan assets, total projected benefit obligations, and unfunded pension obligation for the qualified pension plan were approximately $1,296.8 million, $1,550.4 million, and $236.4 million, respectively. The total defined benefit pension assets were estimated to be $1,264.7 million as of May 31, 2012.

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

Further, with the Office of Federal Procurement Policy issuance of the final rule harmonizing Cost Accounting Standard (“CAS”) 412, Composition and Measurement of Pension Cost, and CAS 413, Adjustment and Allocation of Pension Cost, with the PPA, the Company will recover portions of any required pension funding through its government contracts. Approximately 86% of the Company’s unfunded pension benefit obligation as of November 30, 2011 is related to its government contracting business segment, Aerojet. Accordingly, the Company believes a significant portion of any future contributions to its tax-qualified defined benefit pension plan would be recoverable through the Company’s overhead rates on its U.S. government contracts.

The funded status of the pension plan is affected by the investment experience of the plan’s assets, by any changes in U.S. law, and by changes in the statutory interest rates used by “tax-qualified” pension plans in the U.S. to calculate funding requirements or other plan experience. Accordingly, if the performance of the Company’s plan assets does not meet the assumptions, if there are changes to the Internal Revenue Service regulations or other applicable law or if other actuarial assumptions are modified, the future contributions to the Company’s underfunded pension plan could be significant in future periods.

Medical and Life Benefits—The Company provides medical and life insurance benefits to certain eligible retired employees, with varied coverage by employee group. Generally, employees hired after January 1, 1997 are not eligible for medical and life insurance benefits. The medical benefit plan provides for cost sharing between the Company and its retirees in the form of retiree contributions, deductibles, and coinsurance. Medical and life benefit obligations are unfunded. Medical and life benefit cash payments for eligible retired Aerojet and GenCorp employees are recoverable through the Company’s overhead rates on its U.S. government contracts.

Components of retirement benefit expense are:

	Pension Benefits		Postretirement Benefits
	Three months ended
	May 31, 2012	May 31, 2011	May 31, 2012	May 31, 2011
	(In millions)
Service cost	$1.1	$1.0	$0.1	$0.1
Interest cost on benefit obligation	18.4	19.5	0.7	0.9
Assumed return on plan assets	(24.8)	(25.6)	—	—
Recognized net actuarial losses (gains)	15.5	16.6	(0.7)	(0.9)

Retirement benefit expense	$10.2	$11.5	$0.1	$0.1

	Pension Benefits		Postretirement Benefits
	Six months ended
	May 31, 2012	May 31, 2011	May 31, 2012	May 31, 2011
	(In millions)
Service cost	$2.2	$2.0	$0.1	$0.1
Interest cost on benefit obligation	36.8	39.1	1.5	1.8
Assumed return on plan assets	(49.6)	(51.2)	—	—
Recognized net actuarial losses (gains)	31.0	33.2	(1.5)	(1.8)

Retirement benefit expense	$20.4	$23.1	$0.1	$0.1

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

Summarized financial information for discontinued operations is set forth below:

	Three months ended May 31,		Six months ended May 31,
	2012	2011	2012	2011
	(In millions)
Net sales	$—	$—	$—	$—
Income (loss) before income taxes (1)	0.3	(0.5)	0.3	(1.2)
Income tax benefit	0.1	—	0.1	—
Net income (loss) from discontinued operations	0.4	(0.5)	0.4	(1.2)

(1)	Includes foreign currency gains and (losses) of $0.8 million and $(0.5) million in the second quarter of fiscal 2012 and 2011, respectively. Additionally, income (loss) before income taxes includes foreign currency gains and (losses) of $0.9 million and $(1.1) million in the first half of fiscal 2012 and 2011, respectively.

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

Customers that represented more than 10% of net sales for the periods presented are as follows:

	Three months ended May 31,		Six months ended May 31,
	2012	2011	2012	2011
Raytheon	37%	36%	36%	37%
Lockheed Martin	32%	31%	30%	28%

Sales during the three and six months ended May 31, 2012 directly and indirectly to the U.S. government and its agencies, including sales to the Company’s significant customers discussed above, totaled 95% of net sales for both periods. Sales during the three and six months ended May 31, 2011 directly and indirectly to the U.S. government and its agencies, including sales to the Company’s significant customers discussed above, totaled 93% of net sales for both periods.

Selected financial information for each reportable segment is as follows:

	Three months ended May 31,		Six months ended May 31,
	2012	2011	2012	2011
	(In millions)
Net Sales:
Aerospace and Defense	$247.7	$228.3	$448.0	$436.4
Real Estate	2.2	1.6	3.8	3.3

Total Net Sales	$249.9	$229.9	$451.8	$439.7

Segment Performance:
Aerospace and Defense	$27.6	$24.5	$52.5	$51.8
Environmental remediation provision adjustments	(2.3)	(0.8)	(2.8)	(1.8)
Retirement benefit plan expense	(4.7)	(5.3)	(9.4)	(10.5)
Unusual items (see Note 13)	(0.2)	(0.2)	(0.4)	(0.4)

Aerospace and Defense Total	20.4	18.2	39.9	39.1
Real Estate	0.9	1.1	2.0	2.3

Total Segment Performance	$21.3	$19.3	$41.9	$41.4

Reconciliation of segment performance to income from continuing operations before income taxes:
Segment performance	$21.3	$19.3	$41.9	$41.4
Interest expense	(5.8)	(7.7)	(11.8)	(15.5)
Interest income	0.1	0.3	0.3	0.6
Stock-based compensation expense	(1.3)	(1.7)	(2.2)	(2.9)
Corporate retirement benefit plan expense	(5.6)	(6.3)	(11.1)	(12.7)
Corporate and other	(3.7)	(2.9)	(7.4)	(5.6)
Unusual items (see Note 13)	(0.4)	—	(0.4)	0.2

Income from continuing operations before income taxes	$4.6	$1.0	$9.3	$5.5

13. Unusual Items

Total unusual items expense, a component of other expense, net in the unaudited condensed consolidated statements of operations, for the second quarter and first half of fiscal 2012 and 2011 was as follows:

	Three months ended May 31,		Six months ended May 31,
	2012	2011	2012	2011
	(In millions)
Unusual items
Legal related matters	$0.2	$0.2	$0.4	$0.4
9 1/2 Notes redemption	0.4	—	0.4	—
Gain on debt repurchased	—	—	—	(0.2)

	$0.6	$0.2	$0.8	$0.2

During the first half of fiscal 2012 and 2011, the Company recorded $0.4 million for realized losses and interest associated with the failure to register with the SEC the issuance of certain of the Company’s common shares under the defined contribution 401(k) employee benefit plan.

During the second quarter of fiscal 2012, the Company redeemed $75.0 million of its 9 1/2% Notes at a redemption price of 100% of the principal amount. The redemption resulted in a charge of $0.4 million associated with the write-off of the 9 1/2% Notes deferred financing costs. Additionally, during the first quarter of fiscal 2011, the Company repurchased $6.5 million principal amount of its 2 1/4% Debentures at various prices ranging from 99.0% of par to 99.1% of par resulting in a gain of $0.2 million.

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

A summary of the significant financial highlights for the second quarter of fiscal 2012 which management uses to evaluate our operating performance and financial condition is presented below.

•	Net sales for the second quarter of fiscal 2012 totaled $249.9 million compared to $ 229.9 million for the second quarter of fiscal 2011.

•	Net income for the second quarter of fiscal 2012 was $1.7 million, or $0.03 diluted income per share, compared to a net income of $0.0 million for the second quarter of fiscal 2011.

•

Adjusted EBITDAP (Non-GAAP measure) for the second quarter of fiscal 2012 was $26.7 million or 10.7% of net sales, compared to $26.0 million or 11.3% of net sales, for the second quarter of fiscal 2011.

•

Segment performance (Non-GAAP measure) before environmental remediation provision adjustments, retirement benefit plan expense, and unusual items was $28.5 million for the second quarter of fiscal 2012, compared to $25.6 million for the second quarter of fiscal 2011.

•	Cash provided by operating activities in the second quarter of fiscal 2012 totaled $29.3 million, compared to $14.6 million in the second quarter of fiscal 2011.

•	Free cash flow (Non-GAAP measure) in the second quarter of fiscal 2012 totaled $23.6 million, compared to $9.9 million in the second quarter of fiscal 2011.

•	As of May 31, 2012, we had $99.8 million in net debt (Non-GAAP measure) compared to $163.4 million as of May 31, 2011.

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

Some of the significant challenges we face include dependence upon government programs and contracts, future reductions or changes in U.S. government spending in our industry, environmental matters, capital structure, an underfunded pension plan, and implementation of our enterprise resource planning (“ERP”) system. These matters are discussed in more detail below.

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

Customers that represented more than 10% of net sales for the periods presented are as follows:

	Three months ended May 31,		Six months ended May 31,
	2012	2011	2012	2011
Raytheon	37%	36%	36%	37%
Lockheed Martin	32%	31%	30%	28%

Sales during the three and six months ended May 31, 2012 directly and indirectly to the U.S. government and its agencies, including sales to our significant customers discussed above, totaled 95% of net sales for both periods. Sales during the three and six months ended May 31, 2011 directly and indirectly to the U.S. government and its agencies, including sales to our significant customers discussed above, totaled 93% of net sales for both periods. The Standard Missile program, which is included in the U.S. government sales, represented 24% and 25% of net sales for the second quarter of fiscal 2012 and 2011, respectively. The Standard Missile program, which is included in the U.S. government sales, represented 23% and 27% of net sales for the first half of fiscal 2012 and 2011, respectively.

Industry Update

For the Government Fiscal Year (“GFY”) ending September 30, 2012 and beyond, federal department/agency budgets are expected to remain under severe pressure due to the financial impacts from spending cap agreements contained in the Budget Control Act of 2011, as well as from on-going military operations and the cumulative effects of annual federal budget deficits and rising U.S. federal debt. As a result, the Department of Defense (“DoD”) GFY 2013 budget request submitted to Congress on February 13, 2012 is $525.4 billion for the base budget, $45 billion below the amount planned for GFY 2013 a year ago and $5.2 billion below the final GFY 2012 appropriated amount. The DoD budget request includes cuts and other initiatives that will reduce DoD spending by $259 billion over the next five years and $487 billion over ten years, consistent with the Budget Control Act of 2011 or, the “Act” (Public Law 112-25) (the debt-ceiling and deficit-reduction compromise agreement signed into law on August 2, 2011). The NASA GFY 2013 budget request is $17.7 billion.

Nevertheless, we believe we are well-positioned to benefit from continued DoD investment in high priority transformational systems that address current war fighting requirements, the recapitalization of weapon systems and equipment expended during combat operations in the Middle East, and systems that meet worldwide threats. The Administration has indicated a commitment to maintain adequate, albeit lower levels of funding for the DoD than those experienced during the height of conflicts in the Middle East, while building defense capabilities for the 21st century. Priority areas that impact our products include: fully equipping U.S. forces for the missions they face; maintaining situational awareness; preserving air supremacy; maintaining forces at sea; ensuring access to and freedom of space; and developing pragmatic and cost effective missile defense systems.

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

Summary of our environmental reserves, range of liability, and recoverable amounts as of May 31, 2012 is presented below:

	Reserve	Recoverable Amount (1)	Range of Reserve
	(In millions)
Sacramento	$132.5	$101.1	$132.5 – $222.5
Baldwin Park Operable Unit	37.7	28.8	37.7 – 75.1
Other Aerojet-General Corporation (“Aerojet”) sites	8.1	7.8	8.1 – 20.9
Other sites	6.6	0.5	6.6 – 10.8

Total	$184.9	$138.2	$184.9 – $329.3

(1)	Excludes the long-term receivable from Northrop Grumman Corporation (“Northrop”) of $66.8 million as of May 31, 2012.

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

Capital Structure

Although we have substantially reduced our debt levels, improved our maturity profile, and increased our credit ratings, we have a substantial amount of debt for which we are required to make interest and principal payments. Interest on long-term financing is not a recoverable cost under our U.S. government contracts. As of May 31, 2012, we had $250.0 million of debt principal outstanding.

Retirement Benefits

As of the last measurement date at November 30, 2011, our total defined benefit pension plan assets, total projected benefit obligations, and unfunded pension obligation for our qualified pension plan were approximately $1,296.8 million, $1,550.4 million, and $236.4 million, respectively. The total defined benefit pension assets were estimated to be $1,264.7 million as of May 31, 2012.

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

Further, with the Office of Federal Procurement Policy issuance of the final rule harmonizing Cost Accounting Standard (“CAS”) 412, Composition and Measurement of Pension Cost, and CAS 413, Adjustment and Allocation of Pension Cost, with the PPA, we will recover portions of any required pension funding through our government contracts. Approximately 86% of our unfunded pension benefit obligation as of November 30, 2011 is related to our government contracting business segment, Aerojet. Accordingly, we believe a significant portion of any future contributions to our tax-qualified defined benefit pension plan would be recoverable through our overhead rates on our U.S. government contracts.

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

We selected the Oracle Business Suite as our ERP solution and work began on the project in fiscal 2011. We have committed a full-time cross-functional team of employees to work with our ERP partner and our systems integrator. This team is responsible for ensuring that the system configuration is consistent with our business requirements and best business practices, coordinating data migration, addressing change management issues, testing controls, resolving implementation issues and developing a user training program. We anticipate the cost of implementation, both capital and expense, will range from $27 million to $30 million, consisting primarily of software and hardware costs, system integrator costs, labor costs, and data migration. We anticipate completing the ERP project in fiscal 2013. Through May 2012, we have expended $16.2 million of our implementation costs of which $13.3 million represents capital expenditures.

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

Results of Operations

Net Sales:

	Three months ended			Six months ended
	May 31, 2012	May 31, 2011	Change*	May 31, 2012	May 31, 2011	Change**
	(In millions)
Net sales	$249.9	$229.9	$20.0	$451.8	$439.7	$12.1

*	Primary reason for change. The increase in net sales was primarily due to increased deliveries on the Terminal High Altitude Area Defense (“THAAD”) and Atlas V programs resulting in an increase of $19.0 million in net sales.
**	Primary reason for change. The increase in net sales was primarily due to the following: (i) increased deliveries on the THAAD program generating $10.4 million in additional net sales and (ii) increased engineering technology activities on the Triple Target Terminator (“T3”) contracts resulting in $8.7 million of additional net sales. The increase in net sales was partially offset by a reduction of $11.7 million in the various Standard Missile programs primarily from the timing of deliveries.

Sales during the three and six months ended May 31, 2012 directly and indirectly to the U.S. government and its agencies, including sales to our significant customers discussed above, totaled 95% of net sales for both periods. Sales during the three and six months ended May 31, 2011 directly and indirectly to the U.S. government and its agencies, including sales to our significant customers discussed above, totaled 93% of net sales for both periods. The Standard Missile program, which is included in the U.S. government sales, represented 24% and 25% of net sales for the second quarter of fiscal 2012 and 2011, respectively. The Standard Missile program, which is included in the U.S. government sales, represented 23% and 27% of net sales for the first half of fiscal 2012 and 2011, respectively.

Cost of Sales (exclusive of items shown separately below):

	Three months ended			Six months ended
	May 31, 2012	May 31, 2011	Change*	May 31, 2012	May 31, 2011	Change*
	(In millions, except percentage amounts)
Cost of sales:	$220.3	$203.0	$17.3	$394.2	$383.6	$10.6
Percentage of net sales	88.2%	88.3%		87.3%	87.2%
Components of cost of sales:
Cost of sales excluding retirement benefit expense	$215.6	$197.7	$17.9	$384.8	$373.1	$11.7
Retirement benefit expense	4.7	5.3	(0.6)	9.4	10.5	(1.1)

Cost of sales	$220.3	$203.0	$17.3	$394.2	$383.6	$10.6

*	Primary reason for change. Cost of sales as a percentage of net sales was essentially unchanged for the periods presented.

Selling, General and Administrative (“SG&A”):

	Three months ended			Six months ended
	May 31, 2012	May 31, 2011	Change*	May 31, 2012	May 31, 2011	Change**
	(In millions, except percentage amounts)
SG&A:	$11.2	$11.0	$0.2	$21.5	$21.3	$0.2
Percentage of net sales	4.5%	4.8%		4.8%	4.8%
Components of SG&A:
SG&A excluding retirement benefit expense and stock- based compensation	$4.3	$3.0	$1.3	$8.2	$5.7	$2.5
Stock-based compensation	1.3	1.7	(0.4)	2.2	2.9	(0.7)
Retirement benefit expense	5.6	6.3	(0.7)	11.1	12.7	(1.6)

SG&A	$11.2	$11.0	$0.2	$21.5	$21.3	$0.2

*	Primary reason for change. SG&A expense included an increase in professional and consulting fees of $0.9 million related to our continuing evaluation of various corporate strategies which was partially offset by a decrease of $0.7 million of non-cash corporate retirement benefit plan expenses. See discussion of “Retirement Benefit Plans” below.
**	Primary reason for change. SG&A expense included an increase in professional and consulting fees of $1.7 million related to our continuing evaluation of our corporate strategy and capital structure, which was offset by a decrease of $1.6 million of non-cash corporate retirement benefit plan expenses. See discussion of “Retirement Benefit Plans” below.

Depreciation and Amortization:

	Three months ended			Six months ended
	May 31, 2012	May 31, 2011	Change*	May 31, 2012	May 31, 2011	Change*
	(In millions)
Depreciation and amortization:	$5.5	$5.8	$(0.3)	$10.8	$11.5	$(0.7)

*	Primary reason for change. Depreciation and amortization expense was essentially unchanged for the periods presented.

Other Expense, net:

	Three months ended			Six months ended
	May 31, 2012	May 31, 2011	Change*	May 31, 2012	May 31, 2011	Change**
	(In millions)
Other expense, net:	$2.6	$1.7	$0.9	$4.5	$2.9	$1.6

*	Primary reason for change. The increase in other expense, net was primarily due to higher non-reimbursable environmental remediation costs of $1.1 million.
**	Primary reason for change. The increase in other expense, net was primarily due to the following: (i) contribution made in the first quarter of fiscal 2012 to support space science education and (ii) higher non-reimbursable environmental remediation costs.

Interest Expense:

	Three months ended			Six months ended
	May 31, 2012	May 31, 2011	Change*	May 31, 2012	May 31, 2011	Change*
	(In millions)
Interest expense:	$5.8	$7.7	$(1.9)	$11.8	$15.5	$(3.7)
Components of interest expense:
Contractual interest and other	5.2	6.0	(0.8)	10.6	12.1	(1.5)
Debt discount amortization	—	0.9	(0.9)	—	1.8	(1.8)
Amortization of deferred financing costs	0.6	0.8	(0.2)	1.2	1.6	(0.4)

Interest expense	$5.8	$7.7	$(1.9)	$11.8	$15.5	$(3.7)

*

Primary reason for change. The decrease in interest expense was primarily due to the repurchase of $68.4 million of the outstanding 2 1/4 Convertible Subordinated Debentures (“2 1/4 Debentures”) in fiscal 2011 and the associated debt discount amortization.

Interest Income:

	Three months ended			Six months ended
	May 31, 2012	May 31, 2011	Change*	May 31, 2012	May 31, 2011	Change*
	(In millions)
Interest income:	$0.1	$0.3	$(0.2)	$0.3	$0.6	$(0.3)

*	Primary reason for change. The decrease in interest income was primarily due to lower average interest rates and cash balances in fiscal 2012 compared to fiscal 2011.

Income Tax Provision:

	Three months ended			Six months ended
	May 31, 2012	May 31, 2011	Change*	May 31, 2012	May 31, 2011	Change**
	(In millions)
Income tax provision:	$3.3	$0.5	$2.8	$5.6	$3.1	$2.5

The income tax provision of $5.6 million in the first half of fiscal 2012 is primarily related to (i) federal taxes of $2.4 million, (ii) current state taxes of $1.1 million, and (iii) net deferred taxes of $2.1 million, which represents federal and state deferred taxes from goodwill amortization and utilization of federal alternative minimum tax credits and California research credits.

The income tax provision of $3.1 million in the first half of fiscal 2011 is primarily related to current state taxes of $1.9 million and net deferred taxes of $1.2 million, which represents the excess of deferred tax expense from goodwill amortization over deferred tax benefit from research credits.

The difference between operating results at the statutory rate and the income tax provision recorded was primarily due to current state tax expense and deferred taxes related to goodwill and the utilization of tax credits offset by the reduction to the valuation allowance in the first half of fiscal 2012; and the current state tax expense in the first half of fiscal 2011.

As of May 31, 2012, the liability for uncertain income tax positions was $2.1 million. Due to the high degree of uncertainty regarding the timing of potential future cash flows associated with these liabilities, we are unable to make a reasonably reliable estimate of the amount and period in which these liabilities might be paid.

A valuation allowance has been recorded to offset a substantial portion of net deferred tax assets at May 31, 2012 and 2011 to reflect the uncertainty of realization. A valuation allowance is required when it is more likely than not that all or a portion of deferred tax assets may not be realized. Establishment and removal of a valuation allowance requires management to consider all positive and negative evidence and make a judgmental decision regarding the amount of valuation allowance required as of a reporting date. As of May 31, 2012 and 2011, management has concluded that a valuation allowance is required to offset a substantial portion of net deferred tax assets.

We expect to maintain a valuation allowance on our net deferred tax assets until an appropriate level of profitability that generates taxable income is sustained or until we are able to develop tax strategies that would enable us to conclude that it is more likely than not that a portion of our deferred tax assets will be realizable. Any reversal of valuation allowances will favorably impact our results of operations in the period of the reversal. Management will continue to evaluate the ability to realize its net deferred tax assets and related valuation allowance on a quarterly basis.

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

Summarized financial information for discontinued operations is set forth below:

	Three months ended May 31,		Six months ended May 31,
	2012	2011	2012	2011
	(In millions)
Net sales	$—	$—	$—	$—
Income (loss) before income taxes (1)	0.3	(0.5)	0.3	(1.2)
Income tax benefit	0.1	—	0.1	—
Net income (loss) from discontinued operations	0.4	(0.5)	0.4	(1.2)

(1)	Includes foreign currency gains and (losses) of $0.8 million and $(0.5) million in the second quarter of fiscal 2012 and 2011, respectively. Additionally, income (loss) before income taxes includes foreign currency gains and (losses) of $0.9 million and $(1.1) million in the first half of fiscal 2012 and 2011, respectively.

Retirement Benefit Plans:

Components of retirement benefit expense are:

	Three months ended May 31,		Six months ended May 31,
	2012	2011	2012	2011
	(In millions)
Service cost	$1.2	$1.1	$2.3	$2.1
Interest cost on benefit obligation	19.1	20.4	38.3	40.9
Assumed return on plan assets	(24.8)	(25.6)	(49.6)	(51.2)
Recognized net actuarial losses	14.8	15.7	29.5	31.4

Retirement benefit expense	$10.3	$11.6	$20.5	$23.2

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

Additionally, we sponsor a defined contribution 401(k) plan and participation in the plan is available to all employees. The cost of the 401(k) plan was $5.5 million and $5.0 million, respectively, in the first half of fiscal 2012 and 2011. The cost is recoverable through our overhead rates on our U.S. government contracts.

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

Aerospace and Defense Segment

	Three months ended			Six months ended
	May 31, 2012	May 31, 2011	Change*	May 31, 2012	May 31, 2011	Change**
	(In millions)
Net sales	$247.7	$228.3	$19.4	$448.0	$436.4	$11.6
Segment performance	20.4	18.2	2.2	39.9	39.1	0.8
Segment performance as a percentage of net sales	8.2%	8.0%		8.9%	9.0%
Components of segment performance:
Aerospace and Defense	$27.6	$24.5	$3.1	$52.5	$51.8	$0.7
Environmental remediation provision adjustments	(2.3)	(0.8)	(1.5)	(2.8)	(1.8)	(1.0)
Retirement benefit plan expense	(4.7)	(5.3)	0.6	(9.4)	(10.5)	1.1
Unusual items	(0.2)	(0.2)	—	(0.4)	(0.4)	—

Aerospace and Defense total	$20.4	$18.2	$2.2	$39.9	$39.1	$0.8

*	Primary reason for change. The increase in net sales was primarily due to increased deliveries on the THAAD and Atlas V programs resulting in an increase of $19.0 million in net sales.

The increase in the segment margin of 0.2 percentage points, compared to the comparable prior year period, was primarily driven by improved contract performance on tactical programs as a result of manufacturing efficiencies partially offset by lower performance on various space programs due to cost growth. In addition, environmental related costs increased by $1.5 million in the current period.

**	Primary reason for change. The increase in net sales was primarily due to the following: (i) increased deliveries on the THAAD program generating $10.4 million in additional net sales and (ii) increased engineering technology activities on the T3 contracts resulting in $8.7 million of additional net sales. The increase in net sales was partially offset by a reduction of $11.7 million in the various Standard Missile programs primarily from the timing of deliveries. Segment margin was essentially unchanged for both periods presented.

A summary of our backlog is as follows:

	May 31, 2012	November 30, 2011
	(In millions)
Funded backlog	$882	$902
Unfunded backlog	432	520

Total contract backlog	$1,314	$1,422

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

Real Estate Segment

	Three months ended			Six months ended
	May 31, 2012	May 31, 2011	Change*	May 31, 2012	May 31, 2011	Change*
	(In millions)
Net sales	$2.2	$1.6	$0.6	$3.8	$3.3	$0.5
Segment performance	0.9	1.1	(0.2)	2.0	2.3	(0.3)

*	Primary reason for change. Net sales and segment performance consist primarily of rental property operations. Fiscal 2012 results included $0.6 million in land sales.

Use of Non-GAAP Financial Measures

In addition to segment performance (discussed above), we provide the Non-GAAP financial measure of our operational performance called Adjusted EBITDAP. We use this metric to further our understanding of the historical and prospective consolidated core operating performance of our segments, net of expenses incurred by our corporate activities in the ordinary, on-going and customary course of our operations. Further, we believe that to effectively compare the core operating performance metric from period to period on a historical and prospective basis, the metric should exclude items relating to retirement benefits (pension and postretirement benefits), significant non-cash expenses, the impacts of financing decisions on the earnings, and items incurred outside the ordinary, on-going and customary course of our operations. Accordingly, we define Adjusted EBITDAP as GAAP income (loss) from continuing operations before income taxes adjusted by interest expense, interest income, depreciation and amortization, retirement benefit expense, and unusual items which we do not believe are reflective of such ordinary, on-going and customary activities. Adjusted EBITDAP does not represent, and should not be considered an alternative to, net income, as determined in accordance with GAAP.

	Three months ended		Six months ended
	May 31, 2012	May 31, 2011	May 31, 2012	May 31, 2011
	(In millions, except percentage amounts)
Income from continuing operations before income taxes	$4.6	$1.0	$9.3	$5.5
Interest expense	5.8	7.7	11.8	15.5
Interest income	(0.1)	(0.3)	(0.3)	(0.6)
Depreciation and amortization	5.5	5.8	10.8	11.5
Retirement benefit expense	10.3	11.6	20.5	23.2
Unusual items
Legal related matters	0.2	0.2	0.4	0.4
9 1/2 Senior Subordinated Notes (“9 1/2 Notes”) redemption	0.4	—	0.4	—
Gain on debt repurchased	—	—	—	(0.2)

Adjusted EBITDAP	$26.7	$26.0	$52.9	$55.3

Adjusted EBITDAP as a percentage of net sales	10.7%	11.3%	11.7%	12.6%

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

	Three months ended		Six months ended
	May 31, 2012	May 31, 2011	May 31, 2012	May 31, 2011
	(In millions)
Cash provided by operating activities	$29.3	$14.6	$47.3	$32.2
Capital expenditures	(5.7)	(4.7)	(9.3)	(6.7)

Free cash flow	$23.6	$9.9	$38.0	$25.5

	May 31, 2012	May 31, 2011
	(In millions)
Debt principal	$250.0	$389.2
Cash and cash equivalents	(150.2)	(210.8)
Marketable securities	—	(15.0)

Net debt	$99.8	$163.4

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

In December 2010, the FASB issued authoritative guidance on disclosure of supplementary pro forma information for business combinations. The new guidance requires that pro forma financial information be prepared as if the business combination occurred as of the beginning of the prior annual period. The guidance was effective for business combinations subsequent to December 1, 2011.

In May 2011, the FASB issued amended guidance on fair value measurement and related disclosures. The new guidance clarified the concepts applicable for fair value measurement and requires new disclosures, with a particular focus on Level 3 measurements. This guidance was effective for us in the second quarter of fiscal 2012, and was applied retrospectively.

New Accounting Pronouncements

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

As of May 31, 2012, arrangements with off-balance sheet risk consisted of:

— $60.6 million in outstanding commercial letters of credit expiring within the next twelve months, the majority of which may be renewed by either a letter of credit, or in some cases, a surety bond, primarily to collateralize obligations for environmental remediation and insurance coverage.

— Up to $120.0 million aggregate in guarantees by GenCorp of Aerojet’s obligations to U.S. government agencies for environmental remediation activities (See Note 7(b) of the Notes to Unaudited Condensed Consolidated Financial Statements for additional information).

— Guarantees, jointly and severally, by our material domestic subsidiaries of our obligations under our Senior Credit Facility.

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

We also may use surety bonds to collateralize obligations for environmental remediation, other financial commitments, and insurance coverage. Additionally, we issue purchase orders and make other commitments to suppliers for equipment, materials, and supplies in the normal course of business. These purchase commitments are generally for volumes consistent with anticipated requirements to fulfill purchase orders or contracts for product deliveries received, or expected to be received, from customers and would be subject to reimbursement if a cost-plus contract is terminated.

Liquidity and Capital Resources

Net Cash Provided by (Used in) Operating, Investing, and Financing Activities

The change in cash and cash equivalents was as follows:

	Six months ended
	May 31, 2012	May 31, 2011
	(In millions)
Net Cash Provided by Operating Activities	$47.3	$32.2
Net Cash (Used in) Provided by Investing Activities	(8.7)	5.0
Net Cash Used in Financing Activities	(76.4)	(7.9)

Net (Decrease) Increase in Cash and Cash Equivalents	$(37.8)	$29.3

Net Cash Provided by Operating Activities

The $47.3 million of cash provided by operating activities in the first half of fiscal 2012 was primarily the result of net income adjusted for non-cash expenses (defined as depreciation, amortization, stock-based compensation, loss on debt redeemed, and retirement benefit expense) which generated $39.2 million. In addition, we received $6.0 million in federal income tax refunds during the first half of fiscal 2012.

The $32.2 million of cash provided by operating activities in the first half of fiscal 2011 was primarily the result of net income adjusted for non-cash expenses (defined as depreciation, amortization, stock compensation, gain on debt repurchased, and retirement benefit expense) which generated $42.0 million in the first half of fiscal 2011. The net income adjusted for non-cash expenses was partially offset by cash used to fund working capital (defined as accounts receivables, inventories, accounts payable, contract advances, and other current assets and liabilities) and real estate activities of $7.6 million.

Net Cash (Used In) Provided by Investing Activities

During the first half of fiscal 2012 and 2011, we had capital expenditures of $9.3 million and $6.7 million, respectively. During the first half of fiscal 2012, the capital expenditures of $9.3 million included $4.8 million related to our ERP implementation.

During the first half of fiscal 2011, we generated $11.7 million of net cash from the sale of marketable securities.

Net Cash Used in Financing Activities

During the first half of fiscal 2012, we had $76.4 million in debt repayments (see below).

During the first half of fiscal 2011, we had $7.4 million in debt repayments and $0.5 million in vendor financing payments.

Debt Activity and Senior Credit Facility

Our debt activity during the first half of fiscal 2012 was as follows:

	November 30, 2011	Cash Payments	May 31, 2012
	(In millions)
Term loan	$50.0	$(1.3)	$48.7
9 1/2% Notes	75.0	(75.0)	—
4.0625 Convertible Subordinated Debentures (“4 1/16 Debentures”)	200.0	—	200.0
2 1/4% Debentures	0.2	—	0.2
Other debt	1.2	(0.1)	1.1

Total Debt and Borrowing Activity	$326.4	$(76.4)	$250.0

On May 30, 2012, we, with our wholly-owned subsidiary Aerojet as guarantor, executed an amendment (the “Amendment”) to the Second Amended and Restated Credit Agreement (the “Senior Credit Facility”) with the lenders identified therein, and Wells Fargo Bank, National Association, as administrative agent.

The Amendment, among other things, (i) increases the amount available under the Senior Credit Facility from (a) a revolving credit facility in an aggregate principal amount of up to $150.0 million (with a $100.0 million subfacility for standby letters of credit and a $5.0 million subfacility for swingline loans) and (b) a term loan facility in an aggregate principal amount of up to $50.0 million by $50.0 million through a combination of increased borrowings under the revolving credit facility and/or one or more term loans, (ii) increases certain restricted payment limits from (a) $25.0 million in any 12 month calculation period and $50.0 million during the term of the Senior Credit Facility to $75.0 million and $125.0 million, respectively and (b) following an Approved Issuance, as defined in the Senior Credit Facility, from $50.0 million in any 12 month calculation period and $100 million during the term of the Senior Credit Facility to $75.0 million and $125.0 million, respectively, (iii) provides greater flexibility with respect to our ability to incur indebtedness to support permitted acquisitions, and (iv) increases the aggregate limitation on sale leasebacks from $20.0 million to $30.0 million during the term of the Senior Credit Facility. The term loan facility will amortize at a rate of 5.0% of the original principal amount per annum to be paid in equal quarterly installments with any remaining amounts due on the maturity date. Outstanding indebtedness under the Senior Credit Facility may be voluntarily prepaid at any time, in whole or in part, in general without premium or penalty.

In general, borrowings under the Senior Credit Facility bear interest at a rate equal to the LIBOR plus 350 basis points (subject to downward adjustment), or the base rate as it is defined in the Senior Credit Facility. In addition, we are charged a commitment fee of 50 basis points per annum on unused amounts of the revolving credit facility and 350 basis points per annum (subject to downward adjustment), along with a fronting fee of 25 basis points per annum, on the undrawn amount of all outstanding letters of credit.

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

Financial Covenant	Actual Ratios as of May 31, 2012	Required Ratios
Interest coverage ratio, as defined under the Senior Credit Facility	5.42 to 1.00	Not less than: 2.40 to 1.00
Leverage ratio, as defined under the Senior Credit Facility	1.30 to 1.00	Not greater than: 3.50 to 1.00

We were in compliance with our financial and non-financial covenants as of May 31, 2012.

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

•	effects of changes in discount rates, actual returns on plan assets, and government regulations of defined benefit pension plans;

•	the possibility that environmental and other government regulations that impact the Company become more stringent or subject the Company to material liability in excess of its established reserves;

•	environmental claims related to the Company’s current and former businesses and operations;

•	reductions in the amount recoverable from environmental claims;

•	the results of significant litigation;

•	occurrence of liabilities that are inadequately covered by indemnity or insurance;

•	inability to protect the Company’s patents and proprietary rights;

•	business disruptions;

•	the earnings and cash flow of the Company’s subsidiaries and the distribution of those earnings to the Company;

•	the substantial amount of debt which places significant demands on our cash resources and could limit our ability to borrow additional funds or expand our operations;

•	the Company’s ability to comply with the financial and other covenants contained in the Company’s debt agreements;

•	risks inherent to the real estate market;

•	changes in economic and other conditions in the Sacramento, California metropolitan area real estate market or changes in interest rates affecting real estate values in that market;

•	additional costs related to the Company’s divestitures;

•	the loss of key employees and shortage of available skilled employees to achieve anticipated growth;

•	a strike or other work stoppage or the Company’s inability to renew collective bargaining agreements on favorable terms;

•	fluctuations in sales levels causing the Company’s quarterly operating results and cash flows to fluctuate;

•	changes in the Company’s contract-related accounting estimates;

•	new accounting standards that could result in changes to the Company’s methods of quantifying and recording accounting transactions;

•	failure to maintain effective internal controls in accordance with the Sarbanes-Oxley Act; and

•	those risks detailed from time to time in the Company’s reports filed with the SEC.

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

As of May 31, 2012, our debt totaled $250.0 million: $201.3 million, or 81%, was at an average fixed rate of 4.04%; and $48.7 million, or 19%, was at a variable rate of 3.74%.

The estimated fair value and principal amount for the Company’s long-term debt is presented below:

	Fair Value		Principal Amount
	May 31, 2012	November 30, 2011	May 31, 2012	November 30, 2011
	(In millions)
Term loan	$48.7	$49.5	$48.7	$50.0
9 1/2% Notes	—	75.1	—	75.0
4 1/16% Debentures	200.0	184.0	200.0	200.0
Other debt	1.3	1.4	1.3	1.4

	$250.0	$310.0	$250.0	$326.4

The fair values of the term loan, 9 1/2% Notes, and 4 1/16% Debentures were determined using broker quotes that are based on open markets as of May 31, 2012 and November 30, 2011, respectively. The fair value of the other debt was determined to approximate carrying value.

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

Changes in internal control over financial reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our second quarter of fiscal 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Asbestos Cases. The following table sets forth information related to our historical product liability costs associated with our asbestos litigation cases for the first half of fiscal 2012:

Claims filed as of November 30, 2011	146
Claims filed	9
Claims tendered	1
Claims dismissed	10

Claims pending as of May 31, 2012	144

Legal and administrative fees for the asbestos cases for the first half of fiscal 2012 were $0.2 million.

Item 1A. Risk Factors.

There have been no material changes from our risk factors as previously reported in our Annual Report to the SEC on
Form 10-K for the fiscal year ended November 30, 2011.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults upon Senior Securities

None.

Item 5. Other Information

None.

Item 6. Exhibits

No.	Description

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a — 14 (a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a — 14 (a) of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a — 14(b) of the Securities and Exchange Act of 1934, as amended, and 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations, (ii) Condensed Consolidated Balance Sheets, (iii) Condensed Consolidated Statement of Shareholders’ Deficit and Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Unaudited Condensed Consolidated Financial Statements.**

*	Filed herewith.
**	Furnished and not filed herewith.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GenCorp Inc.

Date: June 29, 2012	By:	/s/ Scott J. Seymour
Scott J. Seymour President and Chief Executive Officer (Principal Executive Officer)

Date: June 29, 2012	By:	/s/ Kathleen E. Redd
Kathleen E. Redd
Vice President, Chief Financial Officer and Assistant Secretary (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

No.	Description

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a — 14 (a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a — 14 (a) of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a — 14(b) of the Securities and Exchange Act of 1934, as amended, and 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations, (ii) Condensed Consolidated Balance Sheets, (iii) Condensed Consolidated Statement of Shareholders’ Deficit and Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Unaudited Condensed Consolidated Financial Statements.**

*	Filed herewith.
**	Furnished and not filed herewith.