Form 10-Q
period 2012-08-31
GENCORP INC
filed 2012-10-10
CIK 40888

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: August 31, 2012

or

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

As of September 30, 2012, there were 60.5 million outstanding shares of our Common Stock, including redeemable common stock and unvested common shares, $0.10 par value.

GenCorp Inc.

Quarterly Report on Form 10-Q

For the Quarterly Period Ended August 31, 2012

Part I — FINANCIAL INFORMATION

Item 1. Financial Statements

GenCorp Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended August 31,		Nine months ended August 31,
	2012	2011	2012	2011
	(In millions, except per share amounts)
Net Sales	$244.9	$226.2	$696.7	$665.9
Operating costs and expenses:
Cost of sales (exclusive of items shown separately below)	214.1	197.5	608.3	581.1
Selling, general and administrative	10.4	8.7	31.9	30.0
Depreciation and amortization	5.3	6.7	16.1	18.2
Other expense, net	11.0	4.0	15.5	6.9

Total operating costs and expenses	240.8	216.9	671.8	636.2
Operating income	4.1	9.3	24.9	29.7
Non-operating (income) expense:
Interest income	(0.2)	(0.2)	(0.5)	(0.8)
Interest expense	4.8	7.9	16.6	23.4

Total non-operating expense, net	4.6	7.7	16.1	22.6
(Loss) income from continuing operations before income taxes	(0.5)	1.6	8.8	7.1
Income tax provision	8.2	0.3	13.8	3.4

(Loss) income from continuing operations	(8.7)	1.3	(5.0)	3.7
Loss from discontinued operations, net of income taxes	(0.8)	(0.1)	(0.4)	(1.3)

Net (loss) income	$(9.5)	$1.2	$(5.4)	$2.4

(Loss) Income Per Share of Common Stock
Basic and Diluted
(Loss) income per share from continuing operations	$(0.15)	$0.02	$(0.08)	$0.06
Loss per share from discontinued operations, net of income taxes	(0.01)	—	(0.01)	(0.02)

Net (loss) income per share	$(0.16)	$0.02	$(0.09)	$0.04

Weighted average shares of common stock outstanding, basic and diluted	59.0	58.7	58.9	58.7

See Notes to Unaudited Condensed Consolidated Financial Statements.

GenCorp Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	August 31, 2012	November 30, 2011
	(In millions, except per share and share amounts)
ASSETS
Current Assets
Cash and cash equivalents	$155.7	$188.0
Accounts receivable	113.1	107.0
Inventories	41.3	49.5
Recoverable from the U.S. government and other third parties for environmental remediation costs	24.0	23.6
Receivable from Northrop Grumman Corporation (“Northrop”)	6.0	6.0
Other receivables, prepaid expenses and other	24.3	21.5
Income taxes	1.6	5.3

Total Current Assets	366.0	400.9
Noncurrent Assets
Property, plant and equipment, net	133.7	126.9
Real estate held for entitlement and leasing	65.5	63.3
Recoverable from the U.S. government and other third parties for environmental remediation costs	116.1	114.1
Receivable from Northrop	66.8	66.3
Goodwill	94.9	94.9
Intangible assets	14.2	15.4
Other noncurrent assets, net	50.9	57.7

Total Noncurrent Assets	542.1	538.6

Total Assets	$908.1	$939.5

LIABILITIES, REDEEMABLE COMMON STOCK, AND SHAREHOLDERS’ DEFICIT
Current Liabilities
Short-term borrowings and current portion of long-term debt	$2.8	$2.8
Accounts payable	40.7	33.8
Reserves for environmental remediation costs	40.8	40.7
Postretirement medical and life benefits	6.8	6.8
Advance payments on contracts	100.4	108.5
Deferred income taxes	10.7	3.1
Other current liabilities	115.7	104.1

Total Current Liabilities	317.9	299.8
Noncurrent Liabilities
Senior debt	45.6	47.5
Senior subordinated notes	—	75.0
Convertible subordinated notes	200.2	200.2
Other debt	0.8	0.9
Deferred income taxes	0.4	4.5
Reserves for environmental remediation costs	157.6	149.9
Pension benefits	219.9	236.4
Postretirement medical and life benefits	66.9	68.4
Other noncurrent liabilities	63.1	64.1

Total Noncurrent Liabilities	754.5	846.9

Total Liabilities	1,072.4	1,146.7
Commitments and Contingencies (Note 7)
Redeemable common stock, par value of $0.10; 0.4 million shares issued and outstanding as of August 31, 2012 and November 30, 2011	4.1	4.4
Shareholders’ Deficit
Preference stock, par value of $1.00; 15.0 million shares authorized; none issued or outstanding	—	—
Common stock, par value of $0.10; 150.0 million shares authorized; 58.7 million shares issued and outstanding as of August 31, 2012; 58.4 million shares issued and outstanding as of November 30, 2011	5.9	5.9
Other capital	265.7	261.2
Accumulated deficit	(184.7)	(179.3)
Accumulated other comprehensive loss, net of income taxes	(255.3)	(299.4)

Total Shareholders’ Deficit	(168.4)	(211.6)

Total Liabilities, Redeemable Common Stock and Shareholders’ Deficit	$908.1	$939.5

See Notes to Unaudited Condensed Consolidated Financial Statements.

GenCorp Inc.

Condensed Consolidated Statement of Shareholders’ Deficit and Comprehensive Income

(Unaudited)

	Comprehensive	Common Stock		Other	Accumulated	Accumulated Other Comprehensive	Total Shareholders’
	Income	Shares	Amount	Capital	Deficit	Loss	Deficit
	(In millions)
November 30, 2011		58.4	$5.9	$261.2	$(179.3)	$(299.4)	$(211.6)
Net loss	$(5.4)	—	—	—	(5.4)	—	(5.4)
Amortization of actuarial losses, net	44.1	—	—	—	—	44.1	44.1
Reclassification from redeemable common stock	—	—	—	0.3	—	—	0.3
Tax benefit on stock-based awards	—	—	—	1.9	—	—	1.9
Stock-based compensation and other, net	—	0.3	—	2.3	—	—	2.3

August 31, 2012	$38.7	58.7	$5.9	$265.7	$(184.7)	$(255.3)	$(168.4)

See Notes to Unaudited Condensed Consolidated Financial Statements.

GenCorp Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine months ended
	August 31, 2012	August 31, 2011
	(In millions)
Operating Activities
Net (loss) income	$(5.4)	$2.4
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Loss from discontinued operations, net of income taxes	0.4	1.3
Depreciation and amortization	16.1	18.2
Amortization of debt discount and financing costs	1.9	5.1
Stock-based compensation	5.1	2.3
Retirement benefit expense	30.8	34.8
Gain on debt repurchased	—	(0.2)
Loss on debt redeemed	0.4	—
Tax benefit on stock-based awards	(1.9)	—
Changes in assets and liabilities:
Accounts receivable	(6.1)	(3.1)
Inventories	8.2	5.8
Other receivables, prepaid expenses and other	(1.6)	3.2
Income tax receivable	3.7	0.9
Real estate held for entitlement and leasing	(2.4)	(2.6)
Receivable from Northrop	(0.5)	(1.3)
Recoverable from the U.S. government and other third parties for environmental remediation costs	(2.3)	10.3
Other noncurrent assets	3.6	2.4
Accounts payable	6.9	(2.7)
Pension benefits	—	0.1
Postretirement medical and life benefits	(4.0)	(4.3)
Advance payments on contracts	(8.1)	(2.9)
Other current liabilities	9.8	(7.2)
Deferred income taxes	3.5	0.3
Reserves for environmental remediation costs	7.8	(7.1)
Other noncurrent liabilities	(2.7)	(4.9)

Net cash provided by continuing operations	63.2	50.8
Net cash used in discontinued operations	(0.2)	(0.4)

Net Cash Provided by Operating Activities	63.0	50.4
Investing Activities
Purchases of marketable securities	—	(15.0)
Sales of marketable securities	—	41.7
Proceeds from sale of property	0.6	—
Capital expenditures	(18.8)	(12.2)

Net Cash (Used in) Provided by Investing Activities	(18.2)	14.5
Financing Activities
Tax benefit on stock-based awards	1.9	—
Debt issuance costs	(1.3)	—
Proceeds from shares issued under equity and performance incentive plans	0.1	—
Vendor financing repayments	(0.8)	(1.1)
Debt repayments	(77.0)	(7.6)

Net Cash Used in Financing Activities	(77.1)	(8.7)

Net (Decrease) Increase in Cash and Cash Equivalents	(32.3)	56.2
Cash and Cash Equivalents at Beginning of Period	188.0	181.5

Cash and Cash Equivalents at End of Period	$155.7	$237.7

Supplemental disclosures of cash flow information
Cash paid for interest	$17.3	$20.4
Cash refunds for federal income taxes	6.0	—
Cash paid for federal income taxes	3.4	0.7
Cash paid for state income taxes	3.7	1.8

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

In July 2012, the Company signed a definitive agreement to acquire Pratt & Whitney Rocketdyne (the “Rocketdyne Business”) from United Technologies Corporation (“UTC”) for $550 million. The purchase price of $550 million, which is subject to adjustment for changes in working capital and other specified items, is expected to be financed with a combination of cash on hand and issuance of debt. The acquisition of the Rocketdyne Business is conditioned upon, among other things, the receipt of required regulatory approvals and other customary closing conditions. Subject to the satisfaction of these conditions, the acquisition is expected to close in the first half of 2013.

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

2. (Loss) Income Per Share of Common Stock

A reconciliation of the numerator and denominator used to calculate basic and diluted (loss) income per share of common stock (“EPS”) is presented in the following table:

	Three months ended August 31,		Nine months ended August 31,
	2012	2011(1)	2012	2011(1)
	(In millions, except per share amounts; shares in thousands)
Numerator:
(Loss) income from continuing operations	$(8.7)	$1.3	$(5.0)	$3.7
Loss from discontinued operations, net of income taxes	(0.8)	(0.1)	(0.4)	(1.3)

Net (loss) income for basic and diluted earnings per share	$(9.5)	$1.2	$(5.4)	$2.4

Denominator:
Basic and diluted weighted average shares	59,027	58,722	58,937	58,666
Basic and Diluted EPS:
(Loss) income per share from continuing operations	$(0.15)	$0.02	$(0.08)	$0.06
Loss from discontinued operations, net of income taxes	(0.01)	—	(0.01)	(0.02)

Net (loss) income per share	$(0.16)	$0.02	$(0.09)	$0.04

(1)	The undistributed income allocated to participating securities was less than $0.1 million for the fiscal 2011 periods presented. The Company’s outstanding unvested restricted shares contain non-forfeitable rights to dividends. Accordingly, the weighted average share balances treat the unvested restricted shares as participating securities and are included in the computation of EPS pursuant to the two-class method. Application of the two-class method had no impact on EPS for all periods presented.

The following table sets forth the potentially dilutive securities excluded from the computation because their effect would have been anti-dilutive:

	Three months ended August 31,		Nine months ended August 31,
	2012	2011	2012	2011
	(In thousands)
4.0625% Convertible Subordinated Debentures (“4 1/16% Debentures”)	22,219	22,219	22,219	22,219
Employee stock options	1,034	1,255	1,034	1,255
Unvested restricted shares	1,199	916	1,060	775

Total potentially dilutive securities	24,452	24,390	24,313	24,249

3. Stock-Based Compensation

Total stock-based compensation expense by type of award for the third quarter and first nine months of fiscal 2012 and 2011 was as follows:

	Three months ended August 31,		Nine months ended August 31,
	2012	2011	2012	2011
	(In millions)
Stock appreciation rights	$2.3	$(1.4)	$2.7	$(0.4)
Stock options	(0.1)	0.2	0.3	0.7
Restricted stock, service based	0.5	0.4	1.6	1.3
Restricted stock, performance based	0.2	0.2	0.5	0.7

Total stock-based compensation expense	$2.9	$(0.6)	$5.1	$2.3

4. Income Taxes

The income tax provision of $13.8 million in the first nine months of fiscal 2012 is primarily related to: (i) federal taxes of $6.1 million; (ii) current state taxes of $2.1 million; and (iii) net deferred taxes of $5.6 million, which represents federal and state deferred taxes from goodwill amortization and utilization of federal alternative minimum tax credits and California research credits.

The income tax provision of $3.4 million in the first nine months of fiscal 2011 is primarily related to current state taxes of $2.3 million, and net deferred taxes of $1.2 million, which represents the excess of deferred tax expense from goodwill amortization over deferred tax benefit from research credits.

A valuation allowance has been recorded to offset a substantial portion of the Company’s net deferred tax assets at August 31, 2012 to reflect the uncertainty of realization. A valuation allowance is required when it is more likely than not that all or a portion of deferred tax assets may not be realized. Establishment and removal of a valuation allowance requires management to consider all positive and negative evidence and make a judgmental decision regarding the amount of valuation allowance required as of a reporting date. The weight given to the evidence is commensurate with the extent to which it can be objectively verified. The more negative evidence that exists, the more positive evidence is necessary and the more difficult it is to support a conclusion that a valuation allowance is not needed. Additionally, in accordance with accounting standards, the effect of the Company’s proposed acquisition of the Rocketdyne Business has not been considered in its evaluation of the valuation allowance.

In this evaluation, management has considered all available evidence, both positive and negative, including the following:

•	The Company’s recent history of generating taxable income which has allowed for the utilization of net operating loss credits and tax credit carryfowards;

•	The Company’s expectation of generating taxable income for fiscal 2012;

•	The existence of a three year cumulative comprehensive loss related to the Company’s defined benefit pension plan in the current and recent prior periods;

•

Projections of the Company’s future results which reflect uncertainty over its ability to generate taxable income principally due to: (i) anticipated increased periodic pension expense due to a decline in the discount rate utilized to value the pension obligation associated with the Company’s defined benefit pension plan and (ii) the lack of objective, verifiable evidence to predict future aerospace and defense spending associated with the Budget Control Act of 2011, including which governmental spending accounts may be subject to sequestration, the percentage reduction with respect thereto, and the latitude agencies will have in selecting specific expenditures to cut.

As of August 31, 2012, the weight of the negative evidence, principally associated with the above uncertainties, outweighed the historical positive evidence regarding the likelihood that a substantial portion of the net deferred tax assets was realizable. Depending on the Company’s ability to continue to generate taxable income and the resolution of the above uncertainties favorably, it is possible that the valuation allowance could be released during fiscal 2013, which would materially and favorably affect the Company’s results of operations in the period of the reversal. Management will continue to evaluate the ability to realize its net deferred tax assets and related valuation allowance on a quarterly basis.

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

	Total	Fair value measurement at August 31, 2012
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In millions)
Money market funds	$164.7	$164.7	$—	$—

	Total	Fair value measurement at November 30, 2011
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In millions)
Money market funds	$194.8	$194.8	$—	$—

As of August 31, 2012, a summary of cash and cash equivalents and grantor trust by investment type is as follows:

	Total	Cash and Cash Equivalents	Money Market Funds
	(In millions)
Cash and cash equivalents	$155.7	$4.9	$150.8
Grantor trust	13.9	—	13.9

	$169.6	$4.9	$164.7

The carrying amounts of certain of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, accrued compensation, and other accrued liabilities, approximate fair value because of their short maturities.

The estimated fair value and principal amount for the Company’s long-term debt is presented below:

	Fair Value		Principal Amount
	August 31, 2012	November 30, 2011	August 31, 2012	November 30, 2011
	(In millions)
Term loan	$48.1	$49.5	$48.1	$50.0
9 1/2% Senior Subordinated Notes (“9 1/2% Notes”)	—	75.1	—	75.0
4 1/16% Debentures	245.0	184.0	200.0	200.0
Other debt	1.3	1.4	1.3	1.4

	$294.4	$310.0	$249.4	$326.4

The fair values of the term loan, 9 1/2% Notes, and 4 1/16% Debentures were determined using broker quotes that are based on open markets of the Company’s debt securities as of August 31, 2012 and November 30, 2011, respectively. The fair value of the other debt was determined to approximate carrying value.

b. Accounts Receivable

	August 31, 2012	November 30, 2011
	(In millions)
Billed	$50.0	$58.1
Unbilled	62.6	48.8

Total receivables under long-term contracts	112.6	106.9
Other receivables	0.5	0.1

Accounts receivable	$113.1	$107.0

c. Inventories

	August 31, 2012	November 30, 2011
	(In millions)
Long-term contracts at average cost	$269.7	$262.4
Progress payments	(228.5)	(213.1)

Total long-term contract inventories	41.2	49.3
Work in progress	0.1	0.2

Total other inventories	0.1	0.2

Inventories	$41.3	$49.5

d. Property, Plant and Equipment, net

	August 31, 2012	November 30, 2011
	(In millions)
Land	$32.2	$32.8
Buildings and improvements	155.7	153.9
Machinery and equipment	341.1	349.0
Construction-in-progress	27.5	17.4

	556.5	553.1
Less: accumulated depreciation	(422.8)	(426.2)

Property, plant and equipment, net	$133.7	$126.9

e. Other Noncurrent Assets, net

	August 31, 2012	November 30, 2011
	(In millions)
Grantor trust	$12.5	$13.3
Recoverable from the U.S. government for conditional asset retirement obligations	13.3	12.3
Deferred financing costs	7.6	8.4
Other	17.5	23.7

Other noncurrent assets, net	$50.9	$57.7

f. Other Current Liabilities

	August 31, 2012	November 30, 2011
	(In millions)
Accrued compensation and employee benefits	$50.2	$44.0
Legal settlements	10.5	10.7
Interest payable	4.0	7.9
Contract loss provisions	6.0	4.7
Other	45.0	36.8

Other current liabilities	$115.7	$104.1

g. Other Noncurrent Liabilities

	August 31, 2012	November 30, 2011
	(In millions)
Pension benefits, non-qualified	$15.8	$16.1
Conditional asset retirement obligations	20.7	17.8
Legal settlements	2.2	8.3
Deferred revenue	8.8	9.2
Deferred compensation	7.9	7.8
Other	7.7	4.9

Other noncurrent liabilities	$63.1	$64.1

h. Accumulated Other Comprehensive Loss, net of Income Taxes

	August 31, 2012	November 30, 2011
	(In millions)
Actuarial losses, net	$(260.1)	$(304.2)
Prior service credits	4.8	4.8

Accumulated other comprehensive loss, net of income taxes	$(255.3)	$(299.4)

During the third quarter and first nine months of fiscal 2012, the Company had comprehensive income of $5.1 million and $38.7 million, respectively. During the third quarter and first nine months of fiscal 2011, the Company had comprehensive income of $16.9 million and $49.5 million, respectively. The components of accumulated other comprehensive loss related to the Company’s retirement benefit plans.

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

6. Long-term Debt

	August 31, 2012	November 30, 2011
	(In millions)
Term loan, bearing interest at variable rates (rate of 3.74% as of August 31, 2012), payable in quarterly installments of $0.6 million plus interest, maturing in November 2016	$48.1	$50.0

Total senior debt	48.1	50.0

Senior subordinated notes, bearing interest at 9.50% per annum, redeemed May 2012	—	75.0

Total senior subordinated notes	—	75.0

Convertible subordinated debentures, bearing interest at 2.25% per annum, interest payments due in May and November, maturing in November 2024, net of debt discount	0.2	0.2
Convertible subordinated debentures, bearing interest at 4.0625% per annum, interest payments due in June and December, maturing in December 2034	200.0	200.0

Total convertible subordinated notes	200.2	200.2

Capital lease, payable in monthly installments, maturing in March 2017	1.1	1.2

Total other debt	1.1	1.2

Total debt	249.4	326.4
Less: Amounts due within one year	(2.8)	(2.8)

Total long-term debt	$246.6	$323.6

Senior Credit Facility

On August 16, 2012, the Company, with its wholly-owned subsidiary Aerojet as guarantor, executed an amendment (the “Second Amendment”) to the Second Amended and Restated Credit Agreement, as amended, (the “Senior Credit Facility”) with the lenders identified therein, and Wells Fargo Bank, National Association, as administrative agent. On May 30, 2012, the Company, with its wholly-owned subsidiary Aerojet as guarantor, executed an amendment (the “First Amendment”) to the Senior Credit Facility with the lenders identified therein, and Wells Fargo Bank, National Association, as administrative agent.

The Second Amendment, among other things, (1) allows for the incurrence of up to $510 million of second lien indebtedness in connection with the acquisition by the Company of the business of UTC’s Pratt & Whitney Rocketdyne division pursuant to the terms of that certain Stock and Asset Purchase Agreement by and between UTC and the Company dated as of July 22, 2012 (the “Acquisition”), and (2) allows for a delayed draw term loan to the Company in an amount of up to $50 million in connection with the Acquisition or, in certain circumstances, for general corporate purposes.

The First Amendment, among other things, (i) increases the amount available under the Senior Credit Facility from (a) a revolving credit facility in an aggregate principal amount of up to $150.0 million (with a $100.0 million subfacility for standby letters of credit and a $5.0 million subfacility for swingline loans) and (b) a term loan facility in an aggregate principal amount of up to $50.0 million by $50.0 million through a combination of increased borrowings under the revolving credit facility and/or one or more term loans, (ii) increases certain restricted payment limits from (a) $25.0 million in any 12 month calculation period and $50.0 million during the term of the Senior Credit Facility to $75.0 million and $125.0 million, respectively and (b) following an Approved Issuance, as defined in the Senior Credit Facility, from $50.0 million in any 12 month calculation period and $100 million during the term of the Senior Credit Facility to $75.0 million and $125.0 million, respectively, (iii) provides greater flexibility with respect to the Company’s ability to incur indebtedness to support permitted acquisitions, and (iv) increases the aggregate limitation on sale leasebacks from $20.0 million to $30.0 million during the term of the Senior Credit Facility. The term loan facility will amortize at a rate of 5.0% of the original principal amount per annum to be paid in equal quarterly installments with any remaining amounts due on the maturity date. Outstanding indebtedness under the Senior Credit Facility may be voluntarily prepaid at any time, in whole or in part, in general without premium or penalty.

As of August 31, 2012, the Company had $44.8 million outstanding letters of credit under the $100.0 million subfacility for standby letters of credit and had $48.1 million outstanding under the term loan facility.

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

Aerojet guarantees the payment obligations under the Senior Credit Facility. Any borrowings are further secured by (i) all equity interests owned or held by the loan parties, including interests in the Company’s Aerojet and Easton subsidiaries and 66% of the voting stock (and 100% of the non-voting stock) of all present and future first-tier foreign subsidiaries of the loan parties; (ii) substantially all of the tangible and intangible personal property and assets of the loan parties; and (iii) certain real property owned by the loan parties located in Orange, Virginia and Redmond, Washington. All of the Company’s real property located in California, including the real estate holdings of Easton, are excluded from collateralization under the Senior Credit Facility.

The Company is subject to certain limitations including the ability to incur additional debt, make certain investments and acquisitions, and make certain restricted payments, including stock repurchases and dividends. The Senior Credit Facility includes events of default usual and customary for facilities of this nature, the occurrence of which could lead to an acceleration of our obligations thereunder. Additionally, the Senior Credit Facility includes certain financial covenants, including that the Company maintain (i) a maximum total leverage ratio of 3.50 to 1.00 (subject to upward adjustment in certain cases), calculated net of cash up to a maximum of $100.0 million; and (ii) a minimum interest coverage ratio of 2.40 to 1.00.

Financial Covenant	Actual Ratios as of August 31, 2012	Required Ratios
Interest coverage ratio, as defined under the Senior Credit Facility	5.64 to 1.00	Not less than: 2.40 to 1.00
Leverage ratio, as defined under the Senior Credit Facility	1.32 to 1.00	Not greater than: 3.50 to 1.00

The Company was in compliance with its financial and non-financial covenants as of August 31, 2012.

9 1/2% Senior Subordinated Notes

During the second quarter of fiscal 2012, the Company redeemed $75.0 million of its 9 1/2% Notes at a redemption price of 100% of the principal amount.

2 1/4% Convertible Subordinated Debentures (“2 1/4% Debentures”)

As of August 31, 2012 and November 30, 2011, the Company had $0.2 million outstanding principal amount of its 2 1/4% Debentures.

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

The following table presents the interest expense components for the 2 1/4% Debentures for fiscal 2011:

	Three months ended August 31, 2011	Nine months ended August 31, 2011
	(In millions)
Interest expense-contractual interest	$0.4	$1.1
Interest expense-amortization of debt discount	0.9	2.7
Interest expense-amortization of deferred financing costs	0.1	0.3
Effective interest rate	8.86%	8.86%

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

Groundwater Litigation

In December 2011, Aerojet received notice of a lawsuit, Sun Ridge LLC, et al. v. Aerojet-General Corporation, et al., Case No. 34-2011-00114675, filed in Sacramento County Superior Court. The complaint, which also names McDonnell Douglas Corporation (now Boeing Corporation), was filed by owners of properties adjacent to the Aerojet property in Rancho Cordova, California and alleges damages attributable to contamination of groundwater including diminution of property value and increased costs associated with ensuring water supplies in connection with real estate development. That matter was dismissed without prejudice and the parties entered into settlement discussions. Although settlement discussions are ongoing, the property owners re-filed their complaint in Sacramento County Superior Court on September 14, 2012. Since this matter is in the early stages, the Company is currently unable to reasonably estimate what the outcome of this complaint will be. Accordingly, no estimate of liability has been accrued for this matter at August 31, 2012.

Asbestos Litigation

The Company has been, and continues to be, named as a defendant in lawsuits alleging personal injury or death due to exposure to asbestos in building materials, products, or in manufacturing operations. The majority of cases are pending in Texas and Pennsylvania. There were 146 asbestos cases pending as of August 31, 2012.

Given the lack of any significant consistency to claims (i.e., as to product, operational site, or other relevant assertions) filed against the Company, the Company is unable to make a reasonable estimate of the future costs of pending claims or unasserted claims. Accordingly, no estimate of future liability has been accrued.

In 2011, Aerojet received a letter demand from AMEC, plc, the successor entity to the 1981 purchaser of the business assets of Barnard & Burk, Inc., a former Aerojet subsidiary, for Aerojet to assume the defense of twenty-one asbestos cases, involving 264 plaintiffs, pending in Louisiana and reimbursement of over $1.0 million in past legal fees and expenses. AMEC is asserting that Aerojet retained those liabilities when it sold the Barnard & Burk assets and agreed to indemnify the purchaser therefor. Under the relevant purchase agreement, the purchaser assumed only certain, specified liabilities relating to the operation of Barnard & Burk before the sale, with Barnard & Burk retaining all unassumed pre-closing liabilities, and Aerojet agreed to indemnify the purchaser against unassumed liabilities that are asserted against it. Aerojet has requested information from AMEC pertaining to the basis of the demand and discussions are ongoing. Accordingly, no estimate of liability has been accrued for this matter as of August 31, 2012.

Subpoena Duces Tecum

On September 23, 2010, the Company received a subpoena duces tecum from the U.S. Army Criminal Investigation Command, acting on behalf of the Office of the Inspector General of the DoD, requesting that the Company produce a variety of documents pertaining to the use of certain cost estimating factors under its contracts with the DoD. The Company has completed its response to the subpoena through multiple document productions, and met with the investigators on September 27, 2012, to discuss next steps, including possible resolution of the matter. The investigators requested and the Company agreed to provide further analysis regarding the use of factors on certain contracts compared to incurred material costs. The investigation continues but no financial demand has been made; accordingly, the Company is currently unable to reasonably estimate what the outcome of this civil investigation will be or the impact, if any, the investigation may have on the Company’s operating results, financial condition, and/or cash flows. Accordingly, no estimate of future liability has been accrued for at August 31, 2012. The Company has and continues to cooperate fully with the investigation.

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

As of August 31, 2012, the aggregate range of these anticipated environmental costs was $198.4 million to $331.0 million and the accrued amount was $198.4 million. See Note 7(c) for a summary of the environmental reserve activity for the first nine months of fiscal 2012. Of these accrued liabilities, approximately 97% relates to the Company’s U.S. government contracting business and a portion of this liability is recoverable. The significant environmental sites are discussed below. The balance of the accrued liabilities relates to other sites for which the Company’s obligations are probable and estimable.

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

As of August 31, 2012, the estimated range of anticipated costs discussed above for the Sacramento, California site was $144.6 million to $225.2 million and the accrued amount was $144.6 million included as a component of the Company’s environmental reserves. Expenditures associated with this matter are partially recoverable. See Note 7(c) below for further discussion on recoverability.

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

Aerojet and the other Cooperating Respondents entered into an interim allocation agreement that establishes the interim payment obligations of the Cooperating Respondents for the costs incurred pursuant to the Project Agreement. Under the interim allocation, Aerojet is responsible for approximately two-thirds of all project costs, including government oversight costs. All project costs are subject to reallocation among the Cooperating Respondents. Since entering into the Project Agreement, two of the cooperating respondents, Huffy Corporation and Fairchild Corporation (“Fairchild”), have filed for bankruptcy. Aerojet and the other cooperating respondents have assumed Fairchild’s financial obligations. Prior to filing for bankruptcy, Fairchild filed suit against the other Cooperating Respondents, but there has been little action in that litigation to date. The interim allocation agreement expired, but until recently all Cooperating Respondents were paying in accordance with their interim allocations.

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

As of August 31, 2012, the estimated range of anticipated costs through the term of the Project agreement for the BPOU site, which expires in 2017, was $35.9 million to $68.7 million and the accrued amount was $35.9 million included as a component of the Company’s environmental reserves. Expenditures associated with this matter are partially recoverable. See Note 7(c) below for further discussion on recoverability.

Toledo, Ohio Site

The Company previously manufactured products for the automotive industry at a Toledo, Ohio site, which was adjacent to the Ottawa River. This facility was divested in 1990 and the Company indemnified the buyer for claims and liabilities arising out of certain pre-divestiture environmental matters. In August 2007, the Company, along with numerous other companies, received from the United States Department of Interior Fish and Wildlife Service a notice of a Natural Resource Damage (“NRD”) Assessment Plan for the Ottawa River and Northern Maumee Bay. A group of PRPs, including the Company, was formed to respond to the NRD assessment and to pursue funding from the Great Lakes Legacy Act for primary restoration. The restoration project performed by the group consisted of river dredging and land-filling river sediments with a total project cost in the range of approximately $47 to $49 million, one half of which was funded through the Great Lakes Legacy Act and the net project costs to the PRP group was estimated at $23.5 to $24.5 million. The dredging of the river that began in December 2009 has been completed. In February 2011, the parties reached an agreement on allocation. As of August 31, 2012, the estimated range of the Company’s share of anticipated costs for the NRD matter was zero to $0.4 million. None of the expenditures related to this matter are recoverable. Still unresolved at this time is the actual NRD Assessment itself. Negotiations with the State and Federal Trustees are ongoing.

In 2008, Textileather, the current owner of the former Toledo, Ohio site, filed a lawsuit against the Company claiming, among other things, that the Company failed to indemnify and defend Textileather for certain contractual environmental obligations. A second suit related to past and future RCRA, closure costs was filed in late 2009. On May 5, 2010, the District Court granted the Company’s Motion for Summary Judgment, thereby dismissing the claims in the initial action. Textileather appealed to the Sixth Circuit Court of Appeals. On September 11, 2012, the Court of Appeals affirmed the District Court’s decision with respect to Textileather’s CERCLA cost recovery claims, but reversed the decision to dismiss its breach of contract claims. The case was remanded to the District Court for further proceedings consistent with the opinion of the Court of Appeals. The District Court is likely to address such issues as allocation of costs subject to GenCorp’s indemnification obligations as well as significant defenses raised by GenCorp in its Motion for Summary Judgment, which were not ruled on by the Court when it granted GenCorp’s Summary Judgment Motion. There are no District Court ordered dates in the second Textileather suit, but the Court is likely to meet with the parties later this year and establish a schedule for future proceedings. As of August 31, 2012, the estimated anticipated costs and accrued amount for the Textileather matter was $2.1 million which is included as a component of the Company’s environmental reserves. None of the expenditures related to this matter are recoverable.

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

A summary of the Company’s environmental reserve activity is shown below:

	Aerojet - Sacramento	Aerojet - BPOU	Other Aerojet Sites	Total Aerojet	Other	Total Environmental Reserve
	(In millions)
November 30, 2011	$130.7	$38.6	$12.1	$181.4	$9.2	$190.6
Additions	21.4	2.7	3.8	27.9	(0.4)	27.5
Expenditures	(7.5)	(5.4)	(4.3)	(17.2)	(2.5)	(19.7)

August 31, 2012	$144.6	$35.9	$11.6	$192.1	$6.3	$198.4

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

Pre-Close Environmental Costs	$20.0
Amount spent through August 31, 2012	(13.3)
Amount included as a component of reserves for environmental remediation costs in the unaudited condensed consolidated balance sheet as of August 31, 2012	(5.1)

Remaining Pre-Close Environmental Costs	$1.6

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

Pursuant to the Northrop Agreement, environmental expenditures to be reimbursed are subject to annual limitations and the total reimbursements are limited to a ceiling of $189.7 million. A summary of the Northrop Agreement activity is shown below (in millions):

Total reimbursable costs under the Northrop Agreement	$189.7
Amount reimbursed to the Company through August 31, 2012	(92.2)

Potential future cost reimbursements available (1)	97.5
Long-term receivable from Northrop in excess of the annual limitation included in the unaudited condensed consolidated balance sheet as of August 31, 2012	(66.8)
Amounts recoverable from Northrop in future periods included as a component of recoverable from the U.S. government and other third parties for environmental remediation costs in the unaudited condensed consolidated balance sheet as of August 31, 2012	(30.7)

Potential future recoverable amounts available under the Northrop Agreement	$—

(1)	Includes the short-term receivable from Northrop of $6.0 million as of August 31, 2012.

The Company’s applicable cost estimates reached the cumulative limitation under the Northrop Agreement during the third quarter of fiscal 2010. The Company has accumulated $16.4 million of environmental remediation provision adjustments above the cumulative limitation under the Northrop Agreement through August 31, 2012. Accordingly, subsequent to the third quarter of fiscal 2010, the Company has incurred a higher percentage of expense related to additions to the Sacramento site and BPOU site environmental reserve until an arrangement is reached with the U.S. government. While the Company is currently seeking an arrangement with the U.S. government to recover environmental expenditures in excess of the reimbursement ceiling identified in the Northrop Agreement, there can be no assurances that such a recovery will be obtained, or if not obtained, that such unreimbursed environmental expenditures will not have a materially adverse effect on the Company’s operating results, financial condition, and/or cash flows.

Environmental reserves and estimated recoveries impact to unaudited condensed consolidated statements of operations

The expenses associated with adjustments to the environmental reserves are recorded as a component of other expense, net in the unaudited condensed consolidated statements of operations. Summarized financial information for the impact of environmental reserves and recoveries to the unaudited condensed consolidated statements of operations is set forth below:

	Estimated Recoverable Amounts Under U.S. Government Contracts	Charge to Unaudited Condensed Consolidated Statement of Operations	Total Environmental Reserve Additions
	(In millions)
Three months ended August 31, 2012	$13.3	$6.4	$19.7
Three months ended August 31, 2011	11.2	4.7	15.9
Nine months ended August 31, 2012	18.6	8.9	27.5
Nine months ended August 31, 2011	18.2	6.7	24.9

8. Redeemable Common Stock

Prior to June 2008, the Company inadvertently failed to register with the SEC the issuance of certain of its common shares in its defined contribution 401(k) employee benefit plan (the “Plan”). As a result, certain Plan participants who purchased such securities pursuant to the Plan may have the right to rescind certain of their purchases for consideration equal to the purchase price paid for the securities (or if such security has been sold, to receive consideration with respect to any loss incurred on such sale) plus interest from the date of purchase. As of August 31, 2012 and November 30, 2011, the Company has classified 0.4 million shares as redeemable common stock because the redemption features are not within the control of the Company. The Company may also be subject to civil and other penalties by regulatory authorities as a result of the failure to register these shares. These shares have always been treated as outstanding for financial reporting purposes. In June 2008, the Company filed a registration statement on Form S-8 to register future transactions in the GenCorp Stock Fund in the Plan. During the first nine months of fiscal 2012 and 2011, the Company recorded a charges of $0.6 million for realized losses and interest associated with this matter.

9. Arrangements with Off-Balance Sheet Risk

As of August 31, 2012, arrangements with off-balance sheet risk consisted of:

•

$44.8 million in outstanding commercial letters of credit expiring within the next twelve months, the majority of which may be renewed by either a letter of credit, or in some cases, a surety bond, primarily to collateralize obligations for environmental remediation and insurance coverage.

•	Up to $120.0 million aggregate in guarantees by GenCorp of Aerojet’s obligations to U.S. government agencies for environmental remediation activities (See Note 7(b) for additional information).

•	Guarantees, jointly and severally, by the Company’s material domestic subsidiaries of its obligations under its Senior Credit Facility.

In addition to the items discussed above, the Company has and will from time to time enter into certain types of contracts that require the Company to indemnify parties against potential third-party and other claims. These contracts primarily relate to: (i) divestiture agreements, under which the Company may provide customary indemnification to purchasers of its businesses or assets including, for example, claims arising from the operation of the businesses prior to disposition, liability to investigate and remediate environmental contamination existing prior to disposition; (ii) certain real estate leases, under which the Company may be required to indemnify property owners for claims arising from the use of the applicable premises; and (iii) certain agreements with officers and directors, under which the Company may be required to indemnify such persons for liabilities arising out of their relationship with the Company. The terms of such obligations vary. Generally, a maximum obligation is not explicitly stated.

The Company also uses surety bonds to satisfy indemnification agreements for environmental remediation, other financial commitments, and insurance coverage. As of August 31, 2012, the Company had $35.3 million in outstanding surety bonds to satisfy indemnification obligations for environmental remediation coverage. Additionally, the Company issues purchase orders and makes other commitments to suppliers for equipment, materials, and supplies in the normal course of business. These purchase commitments are generally for volumes consistent with anticipated requirements to fulfill purchase orders or contracts for product deliveries received, or expected to be received, from customers and would be subject to reimbursement if a cost-plus contract is terminated.

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

As of the last measurement date at November 30, 2011, the Company’s total defined benefit pension plan assets, total projected benefit obligations, and unfunded pension obligation for the qualified pension plan were approximately $1,296.8 million, $1,550.4 million, and $236.4 million, respectively. The total defined benefit pension assets were estimated to be $1,264.2 million as of August 31, 2012.

The Company does not expect to make any cash contributions to the tax-qualified defined benefit pension plan through fiscal 2015. The Pension Protection Act (the “PPA”) requires underfunded pension plans to improve their funding ratios based on the funded status of the plan as of specified measurement dates through contributions or application of prepayment credits. As of November 30, 2011, the Company has accumulated $59.5 million in prepayment credits as a result of advanced funding.

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

On July 6, 2012, the Moving Ahead for Progress in the 21st Century Act (“MAP-21”) was signed into law by the U.S. government. MAP-21, in part, provides temporary relief for employers who sponsor defined benefit pension plans related to funding contributions under the Employee Retirement Income Security Act of 1974. Specifically, MAP-21 implemented a 25-year average interest rate corridor around the 24 month interest rate used for purposes of determining minimum funding obligations. This relief is expected to defer minimum required pension funding through fiscal 2015.

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

Medical and Life Benefits — The Company provides medical and life insurance benefits to certain eligible retired employees, with varied coverage by employee group. Generally, employees hired after January 1, 1997 are not eligible for retiree medical and life insurance benefits. The medical benefit plan provides for cost sharing between the Company and its retirees in the form of retiree contributions, deductibles, and coinsurance. Medical and life benefit obligations are unfunded. Medical and life benefit cash payments for eligible retired Aerojet and GenCorp employees are recoverable under the Company’s U.S. government contracts.

Components of retirement benefit expense are:

	Pension Benefits		Postretirement Benefits
	Three months ended
	August 31, 2012	August 31, 2011	August 31, 2012	August 31, 2011
	(In millions)
Service cost	$1.2	$0.9	$—	$—
Interest cost on benefit obligation	18.4	19.7	0.9	0.9
Assumed return on plan assets	(24.8)	(25.6)	—	—
Recognized net actuarial losses (gains)	15.5	16.6	(0.9)	(0.9)

Retirement benefit expense	$10.3	$11.6	$—	$—

	Pension Benefits		Postretirement Benefits
	Nine months ended
	August 31, 2012	August 31, 2011	August 31, 2012	August 31, 2011
	(In millions)
Service cost	$3.4	$2.9	$0.1	$0.1
Interest cost on benefit obligation	55.2	58.8	2.4	2.7
Assumed return on plan assets	(74.4)	(76.8)	—	—
Recognized net actuarial losses (gains)	46.5	49.8	(2.4)	(2.7)

Retirement benefit expense	$30.7	$34.7	$0.1	$0.1

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

Summarized financial information for discontinued operations is set forth below:

	Three months ended August 31,		Nine months ended August 31,
	2012	2011	2012	2011
	(In millions)
Net sales	$—	$—	$—	$—
Loss before income taxes (1)	(0.8)	(0.1)	(0.5)	(1.3)
Income tax benefit	—	—	0.1	—
Net loss from discontinued operations	(0.8)	(0.1)	(0.4)	(1.3)

(1)	Includes foreign currency losses of $0.1 million in the third quarter of fiscal 2012. Additionally, loss before income taxes includes foreign currency gains and (losses) of $0.8 million and $(1.1) million in the first nine months of fiscal 2012 and 2011, respectively.

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

Customers that represented more than 10% of net sales for the periods presented are as follows:

	Three months ended August 31,		Nine months ended August 31,
	2012	2011	2012	2011
Raytheon	35%	33%	36%	36%
Lockheed Martin	35%	30%	32%	29%
United Launch Alliance	10%	*	*	*

*	Less than 10% of net sales

Sales during the three and nine months ended August 31, 2012 directly and indirectly to the U.S. government and its agencies, including sales to the Company’s significant customers discussed above, totaled 94% and 95% of net sales, respectively. Sales during the three and nine months ended August 31, 2011 directly and indirectly to the U.S. government and its agencies, including sales to the Company’s significant customers discussed above, totaled 94% and 93% of net sales, respectively.

Selected financial information for each reportable segment is as follows:

	Three months ended August 31,		Nine months ended August 31,
	2012	2011	2012	2011
	(In millions)
Net Sales:
Aerospace and Defense	$243.6	$224.3	$691.6	$660.7
Real Estate	1.3	1.9	5.1	5.2

Total Net Sales	$244.9	$226.2	$696.7	$665.9

Segment Performance:
Aerospace and Defense	$28.9	$26.6	$81.4	$78.4
Environmental remediation provision adjustments	(6.5)	(5.2)	(9.3)	(7.0)
Retirement benefit plan expense	(4.8)	(5.2)	(14.2)	(15.7)
Unusual items (see Note 13)	(0.1)	(0.2)	(0.5)	(0.6)

Aerospace and Defense Total	17.5	16.0	57.4	55.1
Real Estate	0.9	1.2	2.9	3.5

Total Segment Performance	$18.4	$17.2	$60.3	$58.6

Reconciliation of segment performance to (loss) income from continuing operations before income taxes:
Segment performance	$18.4	$17.2	$60.3	$58.6
Interest expense	(4.8)	(7.9)	(16.6)	(23.4)
Interest income	0.2	0.2	0.5	0.8
Stock-based compensation expense	(2.9)	0.6	(5.1)	(2.3)
Corporate retirement benefit plan expense	(5.5)	(6.4)	(16.6)	(19.1)
Corporate and other	(1.7)	(2.1)	(9.1)	(7.7)
Unusual items (see Note 13)	(4.2)	—	(4.6)	0.2

(Loss) income from continuing operations before income taxes	$(0.5)	$1.6	$8.8	$7.1

13. Unusual Items

Total unusual items expense, a component of other expense, net in the unaudited condensed consolidated statements of operations, for the third quarter and first nine months of fiscal 2012 and 2011 was as follows:

	Three months ended August 31,		Nine months ended August 31,
	2012	2011	2012	2011
	(In millions)
Unusual items
Legal related matters	$0.2	$0.2	$0.6	$0.6
Rocketdyne Business acquisition related costs	4.1	—	4.1	—
Loss on 9 1/2% Notes Redemption	—	—	0.4	—
Gain on debt repurchased	—	—	—	(0.2)

	$4.3	$0.2	$5.1	$0.4

During the first nine months of fiscal 2012 and 2011, the Company recorded $0.6 million for realized losses and interest associated with the failure to register with the SEC the issuance of certain of the Company’s common shares under the defined contribution 401(k) employee benefit plan.

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

During the first nine months of fiscal 2012, the Company incurred expenses of $4.1 million, including internal labor costs of $1.2 million, related to the proposed Rocketdyne Business acquisition announced in July 2012.

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

A summary of the significant financial highlights for the third quarter of fiscal 2012 which management uses to evaluate our operating performance and financial condition is presented below.

•	Net sales for the third quarter of fiscal 2012 totaled $244.9 million compared to $ 226.2 million for the third quarter of fiscal 2011.

•

Net loss for the third quarter of fiscal 2012 was $9.5 million, or $0.16 loss per share, compared to a net income of $1.2 million, or $0.02 diluted income per share, for the third quarter of fiscal 2011.

•	Adjusted EBITDAP (Non-GAAP measure) for the third quarter of fiscal 2012 was $24.0 million or 9.8% of net sales, compared to $27.8 million or 12.3% of net sales, for the third quarter of fiscal 2011.

•

Segment performance (Non-GAAP measure) before environmental remediation provision adjustments, retirement benefit plan expense, and unusual items was $29.8 million for the third quarter of fiscal 2012, compared to $27.8 million for the third quarter of fiscal 2011.

•	Cash provided by operating activities in the third quarter of fiscal 2012 totaled $15.7 million, compared to $18.2 million in the third quarter of fiscal 2011.

•	Free cash flow (Non-GAAP measure) in the third quarter of fiscal 2012 totaled $6.2 million, compared to $12.7 million in the third quarter of fiscal 2011.

•	Net debt (Non-GAAP measure) was $93.7 million as of August 31, 2012 compared to $151.3 million as of August 31, 2011.

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

In July 2012, we signed a definitive agreement to acquire Pratt & Whitney Rocketdyne division (the “Rocketdyne Business”) from United Technologies Corporation (“UTC”) for $550 million. The purchase price of $550 million, which is subject to adjustment for changes in working capital and other specified items, is expected to be financed with a combination of cash on hand and issuance of debt. The acquisition of the Rocketdyne Business is conditioned upon, among other things, the receipt of required regulatory approvals and other customary closing conditions. Subject to the satisfaction of these conditions, the acquisition is expected to close in the first half of 2013.

We believe the Rocketdyne Business acquisition will provide strategic value for the country, our customers, and our stakeholders. The combined enterprise will be better positioned to compete in a dynamic, highly competitive marketplace, and provide more affordable products for our customers. In addition, this transaction is expected to almost double our size and provide additional growth opportunities as we build upon the complementary capabilities of each legacy company.

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

Customers that represented more than 10% of net sales for the periods presented are as follows:

	Three months ended August 31,		Nine months ended August 31,
	2012	2011	2012	2011
Raytheon	35%	33%	36%	36%
Lockheed Martin	35%	30%	32%	29%
United Launch Alliance	10%	*	*	*

*	Less than 10% of net sales

Sales during the three and nine months ended August 31, 2012 directly and indirectly to the U.S. government and its agencies, including sales to our significant customers discussed above, totaled 94% and 95% of net sales, respectively. Sales during the three and nine months ended August 31, 2011 directly and indirectly to the U.S. government and its agencies, including sales to our significant customers discussed above, totaled 94% and 93% of net sales, respectively. The Standard Missile program, which is included in the U.S. government sales, represented 25% and 22% of net sales for the third quarter of fiscal 2012 and 2011, respectively. The Standard Missile program, which is included in the U.S. government sales, represented 24% and 25% of net sales for the first nine months of fiscal 2012 and 2011, respectively.

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

Since the bicameral and bipartisan Congressional Joint Select Committee on Deficit Reduction created by the Act and charged with reducing the deficit by an additional $1.2 to $1.5 trillion over the ten years beginning with GFY 2013 fail to reach a compromise, additional mandatory spending caps will be triggered beginning in January 2013 if Congress and the Administration do not reach agreement on means to reduce the deficit by $1.2 trillion. There remains a significant level of uncertainty and lack of detail available to predict specific future aerospace and defense spending.

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

Summary of our environmental reserves, range of liability, and recoverable amounts as of August 31, 2012 is presented below:

	Reserve	Recoverable Amount (1)	Range of Reserve
	(In millions)
Sacramento	$144.6	$107.7	$144.6 – $225.2
Baldwin Park Operable Unit	35.9	26.8	35.9 – 68.7
Other Aerojet-General Corporation (“Aerojet”) sites	11.6	11.0	11.6 – 26.6
Other sites	6.3	0.6	6.3 – 10.5

Total	$198.4	$146.1	$198.4 – $331.0

(1)	Excludes the long-term receivable from Northrop Grumman Corporation (“Northrop”) of $66.8 million as of August 31, 2012.

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

Capital Structure

Although we have substantially reduced our debt levels, improved our maturity profile, increased liquidity, and increased our credit ratings, we still have a substantial amount of debt for which we are required to make interest and principal payments. Interest on long-term financing is not a recoverable cost under our U.S. government contracts. As of August 31, 2012, we had $249.4 million of debt principal outstanding.

Retirement Benefits

As of the last measurement date at November 30, 2011, our total defined benefit pension plan assets, total projected benefit obligations, and unfunded pension obligation for our qualified pension plan were approximately $1,296.8 million, $1,550.4 million, and $236.4 million, respectively. The total defined benefit pension assets were estimated to be $1,264.2 million as of August 31, 2012.

We do not expect to make any cash contributions to the tax-qualified defined benefit pension plan through fiscal 2015. The Pension Protection Act (the “PPA”) requires underfunded pension plans to improve their funding ratios based on the funded status of the plan as of specified measurement dates through contributions or application of prepayment credits. As of November 30, 2011, we have accumulated $59.5 million in prepayment credits as a result of advanced funding and we expect to apply these to satisfy any funding requirements.

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

On July 6, 2012, the Moving Ahead for Progress in the 21st Century Act (“MAP-21”) was signed into law by the U.S. government. MAP-21, in part, provides temporary relief for employers who sponsor defined benefit pension plans related to funding contributions under the Employee Retirement Income Security Act of 1974. Specifically, MAP-21 implemented a 25-year average interest rate corridor around the 24 month interest rate used for purposes of determining minimum funding obligations. This relief is expected to defer minimum required pension funding through fiscal 2015.

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

We selected the Oracle Business Suite as our ERP solution and work began on the project in fiscal 2011. We have committed a full-time cross-functional team of employees to work with our ERP partner and our systems integrator. This team is responsible for ensuring that the system configuration is consistent with our business requirements and best business practices, coordinating data migration, addressing change management issues, testing controls, resolving implementation issues and developing a user training program. We anticipate the one-time cost of implementation, both capital and expense, will range from $28 million to $32 million, consisting primarily of software and hardware costs, system integrator costs, labor costs, and data migration. We anticipate completing the ERP project in fiscal 2013. Through August 2012, we have expended $22.3 million of our one-time implementation costs of which $19.0 million represents capital expenditures.

We expect that the new ERP system will provide reliable, transparent, and real-time data access providing us with the opportunity to make better and faster business decisions. We expect the integration among various functional areas will lead to improved communication, productivity and efficiency. These improvements should enhance our ability to respond to our customers’ needs and lead to increased customer satisfaction. Other advantages we expect to realize by centralization of our current systems into an ERP system are to eliminate difficulties in synchronizing changes between multiple systems, improve coordination of business processes that cross functional boundaries and provide a top-down view of the enterprise.

Results of Operations

Net Sales:

	Three months ended			Nine months ended
	August 31, 2012	August 31, 2011	Change*	August 31, 2012	August 31, 2011	Change**
	(In millions)
Net sales	$244.9	$226.2	$18.7	$696.7	$665.9	$30.8

*	Primary reason for change. The increase in net sales was primarily due to (i) increased deliveries on the Terminal High Altitude Area Defense (“THAAD”) program generating $13.5 million in additional net sales and (ii) increase of $10.2 million in the various Standard Missile programs primarily from the timing of deliveries. The increase in net sales was partially offset by a reduction of $7.2 million on the Hawk program due to the completion of the production contract in the first quarter of fiscal 2012.
**	Primary reason for change. The increase in net sales was primarily due to the following: (i) increased deliveries on the THAAD program generating $23.9 million in additional net sales; (ii) increased engineering technology activities on the Triple Target Terminator (“T3”) contracts resulting in $12.7 million of additional net sales; and (iii) increased deliveries on the Atlas V program generating $10.2 million in additional net sales. The increase in net sales was partially offset by a reduction of $16.6 million on the Hawk program due to the completion of the production contract in the first quarter of fiscal 2012.

Cost of Sales (exclusive of items shown separately below):

	Three months ended			Nine months ended
	August 31, 2012	August 31, 2011	Change*	August 31, 2012	August 31, 2011	Change*
	(In millions, except percentage amounts)
Cost of sales:	$214.1	$197.5	$16.6	$608.3	$581.1	$27.2
Cost of sales as a percentage of net sales	87.4%	87.3%		87.3%	87.3%
Components of cost of sales:
Cost of sales excluding retirement benefit expense	$209.3	$192.3	$17.0	$594.1	$565.4	$28.7
Retirement benefit expense	4.8	5.2	(0.4)	14.2	15.7	(1.5)

Cost of sales	$214.1	$197.5	$16.6	$608.3	$581.1	$27.2

*	Primary reason for change. Cost of sales as a percentage of net sales was essentially unchanged.

Selling, General and Administrative (“SG&A”):

	Three months ended			Nine months ended
	August 31, 2012	August 31, 2011	Change*	August 31, 2012	August 31, 2011	Change**
	(In millions, except percentage amounts)
SG&A:	$10.4	$8.7	$1.7	$31.9	$30.0	$1.9
Percentage of net sales	4.2%	3.8%		4.6%	4.5%
Components of SG&A:
SG&A excluding retirement benefit expense and stock-based compensation expense (benefit)	$2.0	$2.9	$(0.9)	$10.2	$8.6	$1.6
Stock-based compensation expense (benefit)	2.9	(0.6)	3.5	5.1	2.3	2.8
Retirement benefit expense	5.5	6.4	(0.9)	16.6	19.1	(2.5)

SG&A	$10.4	$8.7	$1.7	$31.9	$30.0	$1.9

*	Primary reason for change. The increase in SG&A expense is primarily related to an increase of $3.5 million in stock-based compensation primarily due to changes in the fair value of the stock appreciation rights. The increase in SG&A was partially offset by a decrease of $0.9 million of non-cash corporate retirement benefit plan expenses. See discussion of “Retirement Benefit Plans” below.
**	Primary reason for change. The increase in SG&A expense is primarily related to (i) an increase of $2.8 million in stock-based compensation primarily due to changes in the fair value of the stock appreciation rights and (ii) an increase in professional and consulting fees of $1.8 million related to our continuing evaluation of our corporate strategy and capital structure. The increase in SG&A was partially offset by a decrease of $2.5 million of non-cash corporate retirement benefit plan expenses. See discussion of “Retirement Benefit Plans” below.

Depreciation and Amortization:

	Three months ended			Nine months ended
	August 31, 2012	August 31, 2011	Change*	August 31, 2012	August 31, 2011	Change*
	(In millions)
Depreciation and amortization:	$5.3	$6.7	$(1.4)	$16.1	$18.2	$(2.1)

*	Primary reason for change. The decrease in depreciation and amortization is primarily related to a reduction in the estimated useful life of tangible assets related to our fire suppression programs in the third quarter of fiscal 2011.

Other Expense, net:

	Three months ended			Nine months ended
	August 31, 2012	August 31, 2011	Change*	August 31, 2012	August 31, 2011	Change**
	(In millions)
Other expense, net:	$11.0	$4.0	$7.0	$15.5	$6.9	$8.6

*	Primary reason for change. The increase in other expense, net was primarily due to an increase in unusual item charges of $4.1 million and higher non-reimbursable environmental remediation costs of $1.7 million. See discussion of unusual items below.
**	Primary reason for change. The increase in other expense, net was primarily due to the following: (i) an increase in unusual item charges of $4.7 million; (ii) higher non-reimbursable environmental remediation costs of $2.2 million; and (iii) a $1.5 million contribution made in the first quarter of fiscal 2012 to support space science education. See discussion of unusual items below.

Total unusual items expense, a component of other expense, net in the unaudited condensed consolidated statements of operations, for the third quarter and first nine months of fiscal 2012 and 2011 was as follows:

	Three months ended August 31,		Nine months ended August 31,
	2012	2011	2012	2011
	(In millions)
Unusual items
Legal related matters	$0.2	$0.2	$0.6	$0.6
Rocketdyne Business acquisition related costs	4.1	—	4.1	—
Loss on 9 1/2% Notes Redemption	—	—	0.4	—
Gain on debt repurchased	—	—	—	(0.2)

	$4.3	$0.2	$5.1	$0.4

During the first nine months of fiscal 2012 and 2011, we recorded $0.6 million for realized losses and interest associated with the failure to register with the SEC the issuance of certain of our common shares under the defined contribution 401(k) employee benefit plan.

During the second quarter of fiscal 2012, we redeemed $75.0 million of our 9 1/2% Senior Subordinated Notes (“9 1/2% Notes”) at a redemption price of 100% of the principal amount. The redemption resulted in a charge of $0.4 million associated with the write-off of the 9 1/2% Notes deferred financing costs. Additionally, during the first quarter of fiscal 2011, we repurchased $6.5 million principal amount of our 2 1/4% Convertible Subordinated Debentures (“2 1/4% Debentures”) at various prices ranging from 99.0% of par to 99.1% of par resulting in a gain of $0.2 million.

During the first nine months of fiscal 2012, we incurred expenses of $4.1 million, including internal labor costs of $1.2 million, related to the proposed Rocketdyne Business acquisition announced in July 2012.

Interest Expense:

	Three months ended			Nine months ended
	August 31, 2012	August 31, 2011	Change*	August 31, 2012	August 31, 2011	Change*
	(In millions)
Interest expense:	$4.8	$7.9	$(3.1)	$16.6	$23.4	$(6.8)
Components of interest expense:
Contractual interest and other	4.1	6.2	(2.1)	14.7	18.3	(3.6)
Debt discount amortization	—	0.9	(0.9)	—	2.7	(2.7)
Amortization of deferred financing costs	0.7	0.8	(0.1)	1.9	2.4	(0.5)

Interest expense	$4.8	$7.9	$(3.1)	$16.6	$23.4	$(6.8)

*

Primary reason for change. The decrease in interest expense was primarily due to the repurchase of debt in fiscal 2011 and 2012. We repurchased $68.4 million of the outstanding 2 1/4% Debentures in fiscal 2011 and repurchased $75.0 million of the outstanding 9 1/2% Notes in the second quarter of fiscal 2012.

Interest Income:

	Three months ended			Nine months ended
	August 31, 2012	August 31, 2011	Change	August 31, 2012	August 31, 2011	Change*
	(In millions)
Interest income:	$0.2	$0.2	$—	$0.5	$0.8	$(0.3)

*	Primary reason for change. The decrease in interest income was primarily due to lower average interest rates and cash balances in fiscal 2012 compared to fiscal 2011.

Income Tax Provision:

	Three months ended			Nine months ended
	August 31, 2012	August 31, 2011	Change*	August 31, 2012	August 31, 2011	Change**
	(In millions)
Income tax provision:	$8.2	$0.3	$7.9	$13.8	$3.4	$10.4

The income tax provision of $13.8 million in the first nine months of fiscal 2012 is primarily related to: (i) federal taxes of $6.1 million; (ii) state taxes of $2.1 million; and (iii) net deferred taxes of $5.6 million, which represents federal and state deferred taxes from goodwill amortization and utilization of federal alternative minimum tax credits and California research credits.

The income tax provision of $3.4 million in the first nine months of fiscal 2011 is primarily related to state taxes of $2.3 million, and net deferred taxes of $1.2 million, which represents the excess of deferred tax expense from goodwill amortization over deferred tax benefit from research credits.

The difference between operating results at the statutory rate and the income tax provision recorded was primarily due to current state tax expense and deferred taxes related to goodwill and the utilization of tax credits offset by the reduction to the valuation allowance related to net deferred tax assets in the first nine months of fiscal 2012; and the state tax expense in the first nine months of fiscal 2011.

As of August 31, 2012, the liability for uncertain income tax positions was $3.1 million. Due to the high degree of uncertainty regarding the timing of potential future cash flows associated with these liabilities, we are unable to make a reasonably reliable estimate of the amount and period in which these liabilities might be paid.

A valuation allowance has been recorded to offset a substantial portion of our net deferred tax assets at August 31, 2012 to reflect the uncertainty of realization. A valuation allowance is required when it is more likely than not that all or a portion of deferred tax assets may not be realized. Establishment and removal of a valuation allowance requires management to consider all positive and negative evidence and make a judgmental decision regarding the amount of valuation allowance required as of a reporting date. The weight given to the evidence is commensurate with the extent to which it can be objectively verified. The more negative evidence that exists, the more positive evidence is necessary and the more difficult it is to support a conclusion that a valuation allowance is not needed. Additionally, in accordance with accounting standards, the effect of our proposed acquisition of the Rocketdyne Business has not been considered in our evaluation of the valuation allowance.

In this evaluation, management has considered all available evidence, both positive and negative, including the following:

•	Our recent history of generating taxable income which has allowed for the utilization of net operating loss credits and tax credit carryforwards;

•	Our expectation of generating taxable income for fiscal 2012;

•	The existence of a three year cumulative comprehensive loss related to our defined benefit pension plan in the current and recent prior periods;

•

Projections of our future results which reflect uncertainty over our ability to generate taxable income principally due to: (i) anticipated increased periodic pension expense due to a decline in the discount rate utilized to value our pension obligation associated with our defined benefit pension plan and (ii) the lack of objective, verifiable evidence to predict future aerospace and defense spending associated with the Budget Control Act of 2011, including which governmental spending accounts may be subject to sequestration, the percentage reduction with respect thereto, and the latitude agencies will have in selecting specific expenditures to cut.

As of August 31, 2012, the weight of the negative evidence, principally associated with the above uncertainties, outweighed the historical positive evidence regarding the likelihood that a substantial portion of the net deferred tax assets was realizable. Depending on our ability to continue to generate taxable income and the resolution of the above uncertainties favorably, it is possible that the valuation allowance could be released during fiscal 2013, which would materially and favorably affect our results of operations in the period of the reversal. Management will continue to evaluate the ability to realize its net deferred tax assets and related valuation allowance on a quarterly basis.

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

Summarized financial information for discontinued operations is set forth below:

	Three months ended August 31,		Nine months ended August 31,
	2012	2011	2012	2011
	(In millions)
Net sales	$—	$—	$—	$—
Loss before income taxes (1)	(0.8)	(0.1)	(0.5)	(1.3)
Income tax benefit	—	—	0.1	—
Net loss from discontinued operations	(0.8)	(0.1)	(0.4)	(1.3)

(1)	Includes foreign currency losses of $0.1 million in the third quarter of fiscal 2012. Additionally, loss before income taxes includes foreign currency gains and (losses) of $0.8 million and $(1.1) million in the first nine months of fiscal 2012 and 2011, respectively.

Retirement Benefit Plans:

Components of retirement benefit expense are:

	Three months ended August 31,		Nine months ended August 31,
	2012	2011	2012	2011
	(In millions)
Service cost	$1.2	$0.9	$3.5	$3.0
Interest cost on benefit obligation	19.3	20.6	57.6	61.5
Assumed return on plan assets	(24.8)	(25.6)	(74.4)	(76.8)
Recognized net actuarial losses	14.6	15.7	44.1	47.1

Retirement benefit expense	$10.3	$11.6	$30.8	$34.8

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

Additionally, we sponsor a defined contribution 401(k) plan and participation in the plan is available to all employees. The cost of the 401(k) plan was $8.0 million and $7.3 million, respectively, in the first nine months of fiscal 2012 and 2011 which are recoverable under our U.S. government contracts.

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

Aerospace and Defense Segment

	Three months ended			Nine months ended
	August 31, 2012	August 31, 2011	Change*	August 31, 2012	August 31, 2011	Change**
	(In millions, except percentage amounts)
Net sales	$243.6	$224.3	$19.3	$691.6	$660.7	$30.9
Segment performance	17.5	16.0	1.5	57.4	55.1	2.3
Segment performance as a percentage of net sales	7.2%	7.1%		8.3%	8.3%
Components of segment performance:
Aerospace and Defense	$28.9	$26.6	$2.3	$81.4	$78.4	$3.0
Environmental remediation provision adjustments	(6.5)	(5.2)	(1.3)	(9.3)	(7.0)	(2.3)
Retirement benefit plan expense	(4.8)	(5.2)	0.4	(14.2)	(15.7)	1.5
Unusual items	(0.1)	(0.2)	0.1	(0.5)	(0.6)	0.1

Aerospace and Defense total	$17.5	$16.0	$1.5	$57.4	$55.1	$2.3

*	Primary reason for change. The increase in net sales was primarily due to (i) increased deliveries on the THAAD program generating $13.5 million in additional net sales and (ii) increase of $10.2 million in the various Standard Missile programs primarily from the timing of deliveries. The increase in net sales was partially offset by a reduction of $7.2 million on the Hawk program due to the completion of the production contract in the first quarter of fiscal 2012. Segment margin benefited from higher sales volume and favorable contract performance on space and missile defense programs during the current period. These favorable factors were partially offset by an increase of $1.3 million in environmental related costs in the current period.
**	Primary reason for change. The increase in net sales was primarily due to the following: (i) increased deliveries on the THAAD program generating $23.9 million in additional net sales; (ii) increased engineering technology activities on the T3 contracts resulting in $12.7 million of additional net sales; and (iii) increased deliveries on the Atlas V program generating $10.2 million in additional net sales. The increase in net sales was partially offset by a reduction of $16.6 million on the Hawk program due to the completion of the production contract in the first quarter of fiscal 2012. Segment margin was unchanged for both periods presented.

A summary of our backlog is as follows:

	August 31, 2012	November 30, 2011
	(In millions)
Funded backlog	$1,033	$902
Unfunded backlog	430	520

Total contract backlog	$1,463	$1,422

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

Real Estate Segment

	Three months ended			Nine months ended
	August 31, 2012	August 31, 2011	Change*	August 31, 2012	August 31, 2011	Change*
	(In millions)
Net sales	$1.3	$1.9	$(0.6)	$5.1	$5.2	$(0.1)
Segment performance	0.9	1.2	(0.3)	2.9	3.5	(0.6)

*	Primary reason for change. Net sales and segment performance consist primarily of rental property operations. Fiscal 2012 results included $0.6 million in land sales.

Use of Non-GAAP Financial Measures

In addition to segment performance (discussed above), we provide the Non-GAAP financial measure of our operational performance called Adjusted EBITDAP. We use this metric to further our understanding of the historical and prospective consolidated core operating performance of our segments, net of expenses incurred by our corporate activities in the ordinary, on-going and customary course of our operations. Further, we believe that to effectively compare the core operating performance metric from period to period on a historical and prospective basis, the metric should exclude items relating to retirement benefits (pension and postretirement benefits), significant non-cash expenses, the impacts of financing decisions on the earnings, and items incurred outside the ordinary, on-going and customary course of our operations. Accordingly, we define Adjusted EBITDAP as GAAP (loss) income from continuing operations before income taxes adjusted by interest expense, interest income, depreciation and amortization, retirement benefit expense, and unusual items which we do not believe are reflective of such ordinary, on-going and customary activities. Adjusted EBITDAP does not represent, and should not be considered an alternative to, net income, as determined in accordance with GAAP.

	Three months ended		Nine months ended
	August 31, 2012	August 31, 2011	August 31, 2012	August 31, 2011
	(In millions, except percentage amounts)
(Loss) income from continuing operations before income taxes	$(0.5)	$1.6	$8.8	$7.1
Interest expense	4.8	7.9	16.6	23.4
Interest income	(0.2)	(0.2)	(0.5)	(0.8)
Depreciation and amortization	5.3	6.7	16.1	18.2
Retirement benefit expense	10.3	11.6	30.8	34.8
Unusual items
Legal related matters	0.2	0.2	0.6	0.6
Rocketdyne business acquisition related costs	4.1	—	4.1	—
9 1/2% notes redemption	—	—	0.4	—
Gain on debt repurchased	—	—	—	(0.2)

Adjusted EBITDAP	$24.0	$27.8	$76.9	$83.1

Adjusted EBITDAP as a percentage of net sales	9.8%	12.3%	11.0%	12.5%

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

	Three months ended		Nine months ended
	August 31, 2012	August 31, 2011	August 31, 2012	August 31, 2011
	(In millions)
Cash provided by operating activities	$15.7	$18.2	$63.0	$50.4
Capital expenditures	(9.5)	(5.5)	(18.8)	(12.2)

Free cash flow	$6.2	$12.7	$44.2	$38.2

	August 31, 2012	August 31, 2011
	(In millions)
Debt principal	$249.4	$389.0
Cash and cash equivalents	(155.7)	(237.7)

Net debt	$93.7	$151.3

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

Arrangements with Off-Balance Sheet Risk

As of August 31, 2012, arrangements with off-balance sheet risk consisted of:

•

$44.8 million in outstanding commercial letters of credit expiring within the next twelve months, the majority of which may be renewed by either a letter of credit, or in some cases, a surety bond, primarily to collateralize obligations for environmental remediation and insurance coverage.

•

Up to $120.0 million aggregate in guarantees by GenCorp of Aerojet’s obligations to U.S. government agencies for environmental remediation activities (See Note 7(b) of the Notes to Unaudited Condensed Consolidated Financial Statements for additional information).

•	Guarantees, jointly and severally, by our material domestic subsidiaries of our obligations under our Senior Credit Facility.

In addition to the items discussed above, we have and will from time to time enter into certain types of contracts that require us to indemnify parties against potential third-party and other claims. These contracts primarily relate to: (i) divestiture agreements, under which we may provide customary indemnification to purchasers of our businesses or assets including, for example, claims arising from the operation of the businesses prior to disposition, liability to investigate and remediate environmental contamination existing prior to disposition; (ii) certain real estate leases, under which we may be required to indemnify property owners for claims arising from the use of the applicable premises; and (iii) certain agreements with officers and directors, under which we may be required to indemnify such persons for liabilities arising out of their relationship with us. The terms of such obligations vary. Generally, a maximum obligation is not explicitly stated.

We also use surety bonds to satisfy indemnification agreements for environmental remediation, other financial commitments, and insurance coverage. As of August 31, 2012, we had $35.3 million in outstanding surety bonds to satisfy indemnification obligations for environmental remediation coverage. Additionally, we issue purchase orders and make other commitments to suppliers for equipment, materials, and supplies in the normal course of business. These purchase commitments are generally for volumes consistent with anticipated requirements to fulfill purchase orders or contracts for product deliveries received, or expected to be received, from customers and would be subject to reimbursement if a cost-plus contract is terminated.

Liquidity and Capital Resources

Net Cash Provided by (Used in) Operating, Investing, and Financing Activities

The change in cash and cash equivalents was as follows:

	Nine months ended
	August 31, 2012	August 31, 2011
	(In millions)
Net Cash Provided by Operating Activities	$63.0	$50.4
Net Cash (Used in) Provided by Investing Activities	(18.2)	14.5
Net Cash Used in Financing Activities	(77.1)	(8.7)

Net (Decrease) Increase in Cash and Cash Equivalents	$(32.3)	$56.2

Net Cash Provided by Operating Activities

The $63.0 million of cash provided by operating activities in the first nine months of fiscal 2012 was primarily the result of income from continuing operations before income taxes adjusted for non-cash expenses (defined as depreciation, amortization, stock-based compensation, loss on debt redeemed, and retirement benefit expense) which generated $63.1 million.

The $50.4 million of cash provided by operating activities in the first nine months of fiscal 2011 was primarily the result of income from continuing operations before income taxes adjusted for non-cash expenses (defined as depreciation, amortization, stock-based compensation, loss on debt redeemed, and retirement benefit expense) which generated $67.3 million in the first nine months of fiscal 2011. These factors were partially offset by a net cash usage of $12.1 million in current and noncurrent liabilities primarily related to changes in accrued compensation and legal settlements.

Net Cash (Used In) Provided by Investing Activities

During the first nine months of fiscal 2012, we had capital expenditures of $18.8 million of which $10.5 million was related to our ERP implementation. In addition, we had generated proceeds of $0.6 million from the sale of a property.

During the first nine months of fiscal 2011, we generated $26.7 million of net cash from the sale of marketable securities which was offset by $12.2 million of capital expenditures.

Net Cash Used in Financing Activities

During the first nine months of fiscal 2012, we had $77.0 million in debt repayments (see below) and $0.8 million in vendor financing payments.

During the first nine months of fiscal 2011, we had $7.6 million in debt repayments and $1.1 million in vendor financing payments.

Debt Activity and Senior Credit Facility

Our debt activity during the first nine months of fiscal 2012 was as follows:

	November 30, 2011	Cash Payments	August 31, 2012
	(In millions)
Term loan	$50.0	$(1.9)	$48.1
9 1/2% Notes	75.0	(75.0)	—
4.0625% Convertible Subordinated Debentures (“4 1/16% Debentures”)	200.0	—	200.0
2 1/4% Debentures	0.2	—	0.2
Other debt	1.2	(0.1)	1.1

Total Debt and Borrowing Activity	$326.4	$(77.0)	$249.4

On August 16, 2012, we, along with our wholly-owned subsidiary Aerojet as guarantor, executed an amendment (the “Second Amendment”) to the Second Amended and Restated Credit Agreement, as amended, (the “Senior Credit Facility”) with the lenders identified therein, and Wells Fargo Bank, National Association, as administrative agent. On May 30, 2012, we, along with our wholly-owned subsidiary Aerojet as guarantor, executed an amendment (the “First Amendment”) to the Senior Credit Facility with the lenders identified therein, and Wells Fargo Bank, National Association, as administrative agent.

The Second Amendment, among other things, (1) allows for the incurrence of up to $510 million of second lien indebtedness in connection with the acquisition by the Company of the business of UTC’s Pratt & Whitney Rocketdyne division pursuant to the terms of that certain Stock and Asset Purchase Agreement by and between UTC and the Company dated as of July 22, 2012 (the “Acquisition”), and (2) allows for a delayed draw term loan to the Company in an amount of up to $50 million in connection with the Acquisition or, in certain circumstances, for general corporate purposes.

The First Amendment, among other things, (i) increases the amount available under the Senior Credit Facility from (a) a revolving credit facility in an aggregate principal amount of up to $150.0 million (with a $100.0 million subfacility for standby letters of credit and a $5.0 million subfacility for swingline loans) and (b) a term loan facility in an aggregate principal amount of up to $50.0 million by $50.0 million through a combination of increased borrowings under the revolving credit facility and/or one or more term loans, (ii) increases certain restricted payment limits from (a) $25.0 million in any 12 month calculation period and $50.0 million during the term of the Senior Credit Facility to $75.0 million and $125.0 million, respectively and (b) following an Approved Issuance, as defined in the Senior Credit Facility, from $50.0 million in any 12 month calculation period and $100 million during the term of the Senior Credit Facility to $75.0 million and $125.0 million, respectively, (iii) provides greater flexibility with respect to the Company’s ability to incur indebtedness to support permitted acquisitions, and (iv) increases the aggregate limitation on sale leasebacks from $20.0 million to $30.0 million during the term of the Senior Credit Facility. The term loan facility will amortize at a rate of 5.0% of the original principal amount per annum to be paid in equal quarterly installments with any remaining amounts due on the maturity date. Outstanding indebtedness under the Senior Credit Facility may be voluntarily prepaid at any time, in whole or in part, in general without premium or penalty.

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

We are subject to certain limitations including the ability to incur additional debt, make certain investments and acquisitions, and make certain restricted payments, including stock repurchases and dividends. The Senior Credit Facility includes events of default usual and customary for facilities of this nature, the occurrence of which could lead to an acceleration of our obligations thereunder. Additionally, the Senior Credit Facility includes certain financial covenants, including that the Borrower maintain (i) a maximum total leverage ratio of 3.50 to 1.00 (subject to upward adjustment in certain cases), calculated net of cash up to a maximum of $100.0 million; and (ii) a minimum interest coverage ratio of 2.40 to 1.00.

Financial Covenant	Actual Ratios as of August 31, 2012	Required Ratios
Interest coverage ratio, as defined under the Senior Credit Facility	5.64 to 1.00	Not less than: 2.40 to 1.00
Leverage ratio, as defined under the Senior Credit Facility	1.32 to 1.00	Not greater than: 3.50 to 1.00

We were in compliance with our financial and non-financial covenants as of August 31, 2012.

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

In July 2012, we signed a definitive agreement to acquire the Rocketdyne Business from UTC for $550 million. The purchase price of $550 million, which is subject to adjustment for changes in working capital and other specified items, is expected to be financed with a combination of cash on hand and issuance of debt. The acquisition of the Rocketdyne Business is conditioned upon, among other things, the receipt of required regulatory approvals and other customary closing conditions. Subject to the satisfaction of these conditions, the acquisition is expected to close in the first half of 2013.

As disclosed in Notes 7(a) and 7(b) of the Notes to Unaudited Condensed Consolidated Financial Statements, we have exposure for certain legal and environmental matters. We believe that it is currently not possible to estimate the impact, if any, that the ultimate resolution of certain of these matters will have on our financial position, results of operations, or cash flows.

Major factors that could adversely impact our forecasted operating cash and our financial condition are described in the section “Risk Factors” in Item 1A of our Annual Report to the SEC on Form 10-K for the fiscal year ended November 30, 2011 and Item 1A of this Quarterly Report on Form 10-Q. In addition, our liquidity and financial condition will continue to be affected by changes in prevailing interest rates on the portion of debt that bears interest at variable interest rates.

Forward-Looking Statements

Certain information contained in this report should be considered “forward-looking statements” as defined by Section 21E of the Private Securities Litigation Reform Act of 1995. All statements in this report other than historical information may be deemed forward-looking statements. These statements present (without limitation) the expectations, beliefs, plans and objectives of management and future financial performance and assumptions underlying, or judgments concerning, the matters discussed in the statements. The words “believe,” “estimate,” “anticipate,” “project” and “expect,” and similar expressions, are intended to identify forward-looking statements. Forward-looking statements involve certain risks, estimates, assumptions and uncertainties, including with respect to future sales and activity levels, cash flows, contract performance, the outcome of litigation and contingencies, environmental remediation and anticipated costs of capital. A variety of factors could cause actual results or outcomes to differ materially from those expected and expressed in our forward-looking statements. Important risk factors that could cause actual results or outcomes to differ from those expressed in the forward-looking statements are described in the section “Risk Factors” in Item 1A of our Annual Report to the SEC on Form 10-K for the fiscal year ended November 30, 2011and Item 1A of this Quarterly Report on Form 10-Q include the following:

•	cancellation or material modification of one or more significant contracts;

•	future reductions or changes in U.S. government spending;

•	negative audit of the Company’s business by the U.S. government;

•	conditions relating to the acquisition of the Rocketdyne Business which could delay or materially adversely affect the timing of its completion, or prevent it from occurring;

•	inability to satisfy the conditions or obtain the approvals required to complete the Acquisition or material restrictions or conditions on such approvals;

•	failure to complete the Acquisition;

•

following the Acquisition, if consummated, integration difficulties or inability to integrate the Rocketdyne Business into the Company’s existing operations successfully or to realize the anticipated benefits of the Acquisition;

•	ability to effectively manage the Company’s expanded operations following the Acquisition;

•	expenses related to the Acquisition and the integration of our operations with the Rocketdyne Business if the Acquisition is consummated;

•	the increase in the Company’s leverage and debt service obligations as a result of the Acquisition;

•	cost overruns on the Company’s contracts that require the Company to absorb excess costs;

•	failure of the Company’s subcontractors or suppliers to perform their contractual obligations;

•	failure to secure contracts;

•	failure to comply with regulations applicable to contracts with the U.S. government;

•	costs and time commitment related to potential acquisition activities;

•	the Company’s inability to adapt to rapid technological changes;

•	failure of the Company’s information technology infrastructure;

•	failure to effectively implement the Company’s enterprise resource planning system;

•	product failures, schedule delays or other problems with existing or new products and systems;

•	the release or explosion of dangerous materials used in the Company’s businesses;

•	loss of key qualified suppliers of technologies, components, and materials;

•

the funded status of the Company’s defined benefit pension plan and the Company’s obligation to make cash contributions in excess of the amount that the Company can recover in its current period overhead rates;

•	effects of changes in discount rates, actual returns on plan assets, and government regulations of defined benefit pension plans;

•	the possibility that environmental and other government regulations that impact the Company become more stringent or subject the Company to material liability in excess of its established reserves;

•	environmental claims related to the Company’s current and former businesses and operations;

•	reductions in the amount recoverable from environmental claims;

•	the results of significant litigation;

•	occurrence of liabilities that are inadequately covered by indemnity or insurance;

•	inability to protect the Company’s patents and proprietary rights;

•	business disruptions;

•	the earnings and cash flow of the Company’s subsidiaries and the distribution of those earnings to the Company;

•	the substantial amount of debt which places significant demands on the Company’s cash resources and could limit the Company’s ability to borrow additional funds or expand its operations;

•	the Company’s ability to comply with the financial and other covenants contained in the Company’s debt agreements;

•	risks inherent to the real estate market;

•	changes in economic and other conditions in the Sacramento, California metropolitan area real estate market or changes in interest rates affecting real estate values in that market;

•	additional costs related to the Company’s divestitures;

•	the loss of key employees and shortage of available skilled employees to achieve anticipated growth;

•	a strike or other work stoppage or the Company’s inability to renew collective bargaining agreements on favorable terms;

•	fluctuations in sales levels causing the Company’s quarterly operating results and cash flows to fluctuate;

•	changes in the Company’s contract-related accounting estimates;

•	new accounting standards that could result in changes to the Company’s methods of quantifying and recording accounting transactions;

•	failure to maintain effective internal controls in accordance with the Sarbanes-Oxley Act; and

•	those risks detailed from time to time in the Company’s reports filed with the SEC.

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

As of August 31, 2012, our debt totaled $249.4 million: $201.3 million, or 81%, was at an average fixed rate of 4.04%; and $48.1 million, or 19%, was at a variable rate of 3.74%.

The estimated fair value and principal amount for the Company’s long-term debt is presented below:

	Fair Value		Principal Amount
	August 31, 2012	November 30, 2011	August 31, 2012	November 30, 2011
	(In millions)
Term loan	$48.1	$49.5	$48.1	$50.0
9 1/2% Notes	—	75.1	—	75.0
4 1/16% Debentures	245.0	184.0	200.0	200.0
Other debt	1.3	1.4	1.3	1.4

	$294.4	$310.0	$249.4	$326.4

The fair values of the term loan, 9 1/2% Notes, and 4 1/16% Debentures were determined using broker quotes that are based on open markets as of August 31, 2012 and November  30, 2011, respectively. The fair value of the other debt was determined to approximate carrying value.

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

Changes in internal control over financial reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our third quarter of fiscal 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Asbestos Cases. The following table sets forth information related to our historical product liability costs associated with our asbestos litigation cases for the first nine months of fiscal 2012:

Claims filed as of November 30, 2011	146
Claims filed	18
Claims tendered	2
Claim settled	1
Claims dismissed	15

Claims pending as of August 31, 2012	146

The claim settled in the first nine months of fiscal 2012 was less than $0.1 million. Legal and administrative fees for the asbestos cases for the first nine months of fiscal 2012 were $0.3 million.

Item 1A. Risk Factors.

The information presented below sets forth what we reasonably believe represent material changes to the risk factors described in our Annual Report on Form 10-K for the fiscal year ended November 30, 2011, and should be read in conjunction with the risk factors therein and the information described in this report.

The acquisition of the business of UTC’s Pratt & Whitney Rocketdyne division is subject to a number of conditions which could delay or materially adversely affect the timing of its completion, or prevent it from occurring.

On July 22, 2012, we entered into a Stock and Asset Purchase Agreement (the “Purchase Agreement”) with UTC pursuant to which we agreed to purchase the Rocketdyne Business, subject to certain conditions. There are a number of risks and uncertainties relating to the Acquisition. For example, the Acquisition may not be consummated in the timeframe or manner currently anticipated as a result of several factors, including, among other things, the failure of one or more of the Purchase Agreement’s closing conditions, the failure to obtain sufficient financing to complete the Acquisition pursuant to the Debt Commitment Letter, or litigation relating to the Acquisition.

We may be unable to satisfy the conditions or obtain the approvals required to complete the Acquisition or such approvals may contain material restrictions or conditions.

The Acquisition is subject to numerous conditions, including the approval of government agencies and the expiration or termination of the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, waiting period. Governmental agencies may not approve the Acquisition or such approvals may impose conditions on the completion, or require changes to the terms of the Acquisition, including restrictions on our business, operations or financial performance following the Acquisition, which could be adverse to our interests. These conditions or changes could also delay or increase the cost of the Acquisition and limit our earnings and financial prospects following the Acquisition.

Failure to complete the Acquisition could negatively impact our stock price and our future business and financial results.

If the Acquisition is not completed, our ongoing business may be adversely affected, and we will be subject to several risks, including the following:

•	being required to pay a termination fee of up to $20.0 million in the event that the Purchase Agreement is terminated in certain circumstances;

•	having to pay certain costs relating to the Acquisition, such as legal, accounting and financial advisor fees;

•	having had the focus of our management on the Acquisition instead of on pursuing other opportunities that could have been beneficial to us; and

•	having had the potential benefits of the Acquisition reflected in our stock price, which could lead to stock price volatility and declines if the Acquisition is not completed.

If the Acquisition is not completed, we cannot assure that these risks will not materialize and will not materially adversely affect our business, financial results and stock price.

Following the Acquisition, if consummated, we may face integration difficulties and may be unable to integrate the Rocketdyne Business into our existing operations successfully or realize the anticipated benefits of the Acquisition.

We will be required to devote significant management attention and resources to integrating the operations and business practices of the Rocketydne Business with our existing operations and business practices. Potential difficulties we may encounter as part of the integration process include the following:

•	the inability to successfully integrate the Rocketdyne Business in a manner that permits us to achieve the full revenue and other benefits anticipated to result from the Acquisition;

•

complexities associated with managing the businesses, including difficulty addressing possible differences in corporate cultures and management philosophies and the challenge of integrating complex systems, technology, networks and other assets of each of the companies in a seamless manner that minimizes any adverse impact on customers, suppliers, employees and other constituencies;

•	potential unknown liabilities and unforeseen increased expenses or delays associated with the Acquisition;

•	diversion of the attention of our management and the management of the Rocketydyne Business; and

•	the disruption of, or the loss of momentum in, ongoing operations or inconsistencies in standards, controls, procedures and policies.

These potential difficulties could adversely affect our and the managers of the Rocketydne Business’ ability to maintain relationships with customers, suppliers, employees and other constituencies and the ability to achieve the anticipated benefits of the Acquisition, and could reduce the earnings or otherwise adversely affect our operations and the Rocketdyne Business and our financial results following the Acquisition.

Our future results could suffer if we cannot effectively manage our expanded operations following the Acquisition.

Following the Acquisition, the size of our operations will be significantly increased. Our future success depends, in part, upon our ability to manage the expanded operations, which will pose substantial challenges for management, including challenges related to the management and monitoring of new operations and associated increased costs and complexity. There can be no assurance that we will be successful or that we will realize any operating efficiencies, cost savings, revenue enhancements or other benefits currently anticipated from the Acquisition.

We expect to incur substantial expenses related to the Acquisition and the integration of our operations with the Rocketdyne Business if the Acquisition is consummated.

We expect to incur substantial expenses in connection with the Acquisition and the integration of our operations with the Rocketdyne Business. There are a large number of processes, policies, procedures, operations, technologies and systems that must be integrated, including purchasing, accounting and finance, sales, payroll, pricing, marketing and benefits. While we have assumed that a certain level of expenses will be incurred, there are many factors beyond our control that could affect the total amount or the timing of the integration expenses. Moreover, many of the expenses that will be incurred are, by their nature, difficult to estimate accurately. These integration expenses may result in us taking significant charges against earnings following the consummation of the Acquisition, and the amount and timing of such charges are uncertain at present.

The increase in our leverage and debt service obligations as a result of the Acquisition may adversely affect our financial condition and results of operations.

We will incur additional indebtedness in order to finance the Acquisition. On July 22, 2012, in connection with entering into the Purchase Agreement, we entered into the Debt Commitment Letter with Morgan Stanley Senior Funding, Inc. (“MSSF”) and Citigroup Global Markets Inc. (“CGMI” and together with MSSF and certain affiliates of CGMI, the “Commitment Parties”), pursuant to which, subject to the terms and conditions set forth therein, the Commitment Parties have committed to provide senior unsecured loans under a senior bridge loan facility in an aggregate principal amount of up to $510 million (the “Senior Bridge Facility”) to finance a portion of the purchase price of the Acquisition and to pay certain fees and expenses in connection therewith. Under the terms of the Debt Commitment Letter, we may incur up to $50 million in additional term loans under our Senior Credit Facility which would reduce the Senior Bridge Facility commitment by such amount. In lieu of the Senior Bridge Facility, we may issue senior or subordinated notes (“Notes”) either by private placement or an underwritten public sale, subject to certain terms and conditions. We may also issue convertible debt securities in an aggregate principal amount up to $160 million, subject to certain conditions, in lieu of issuance of a portion of the Notes.

If the Notes have not been issued on or prior to the time of the consummation of the Acquisition (the “Closing Date”), pursuant to the Debt Commitment Letter and subject to the terms and conditions thereof, the Commitment Parties will be obligated to provide senior unsecured loans under the Senior Bridge Facility (the “Bridge Loans”) to finance the Acquisition. The Bridge Loans would be guaranteed by all of our subsidiaries that guarantee our Senior Credit Facility and initially bear interest at a rate of LIBOR plus 7.50% per annum. The Bridge Loans would mature twelve months following the Closing Date. Any unpaid principal relating to the Bridge Loans existing more than twelve months after the Closing Date would automatically convert to a term loan on terms and conditions that are likely to be significantly less favorable to us.

Following the Acquisition, it is anticipated that we will have approximately $760 million of outstanding indebtedness, an increase of approximately $510 million as compared with our level of outstanding indebtedness as of August 31, 2012. Our maintenance of higher levels of indebtedness could have adverse consequences including impairing our ability to obtain additional financing in the future.

Our ability to meet our expenses and debt obligations will depend on our future performance, which will be affected by financial, business, economic, regulatory and other factors. Furthermore, our operations may not generate sufficient cash flows to enable us to meet our expenses and service our debt. As a result, we may need to enter into new financing arrangements to obtain the necessary funds. If we determine that it is necessary to seek additional funding for any reason, we may not be able to obtain such funding or, if funding is available, obtain it on acceptable terms. If we fail to make a payment on our debt, we could be in default on such debt, and this default could cause us to be in default on our other outstanding indebtedness.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults upon Senior Securities

None.

Item 5. Other Information

None.

Item 6. Exhibits

No.	Description

2.1	Stock and Asset Purchase Agreement, dated July 22, 2012, by and between United Technologies Corporation and GenCorp Inc. was filed as Exhibit 2.1 to GenCorp Inc.’s Current Report on Form 8-K filed on July 26, 2012 (File No. 1-1520) and incorporated herein by reference.

10.1	Employment Offer Letter, dated May 21, 2012, by and between Aerojet-General Corporation and Warren M. Boley, Jr. was filed as Exhibit 10.1 to GenCorp Inc.’s Current Report on Form 8-K filed on July 23, 2012 (File No. 1-1520) and incorporated herein by reference.

10.2	Commitment Letter, dated July 22, 2012, by and among GenCorp Inc., Morgan Stanley Senior Funding, Inc., and Citigroup Global Markets Inc. was filed as Exhibit 10.1 to GenCorp Inc.’s Current Report on Form 8-K filed on July 26, 2012 (File No. 1-1520) and incorporated herein by reference.

10.3	Second Amendment to Second Amended and Restated Credit Agreement, as amended, dated as of August 16, 2012, by and among GenCorp Inc., as Borrower, the Material Domestic Subsidiaries of the Borrower party thereto, the Lenders party thereto, and Wells Fargo Bank, National Association, as Administrative Agent was filed as Exhibit 10.1 to GenCorp Inc.’s Current Report on Form 8-K filed on August 21, 2012 (File No. 1-1520) and incorporated herein by reference.

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a — 14 (a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a — 14 (a) of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a — 14(b) of the Securities and Exchange Act of 1934, as amended, and 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

No.	Description

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase

101.DEF**	XBRL Taxonomy Extension Definition Linkbase

101.LAB**	XBRL Taxonomy Extension Label Linkbase

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith. All other exhibits have been previously filed.
**	Furnished and not filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GenCorp Inc.

Date: October 10, 2012	By:	/s/ Scott J. Seymour
Scott J. Seymour President and Chief Executive Officer (Principal Executive Officer)

Date: October 10, 2012	By:	/s/ Kathleen E. Redd
Kathleen E. Redd
Vice President, Chief Financial Officer and Assistant Secretary (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

No.	Description

2.1	Stock and Asset Purchase Agreement, dated July 22, 2012, by and between United Technologies Corporation and GenCorp Inc. was filed as Exhibit 2.1 to GenCorp Inc.’s Current Report on Form 8-K filed on July 26, 2012 (File No. 1-1520) and incorporated herein by reference.

10.1	Employment Offer Letter, dated May 21, 2012, by and between Aerojet-General Corporation and Warren M. Boley, Jr. was filed as Exhibit 10.1 to GenCorp Inc.’s Current Report on Form 8-K filed on July 23, 2012 (File No. 1-1520) and incorporated herein by reference.

10.2	Commitment Letter, dated July 22, 2012, by and among GenCorp Inc., Morgan Stanley Senior Funding, Inc., and Citigroup Global Markets Inc. was filed as Exhibit 10.1 to GenCorp Inc.’s Current Report on Form 8-K filed on July 26, 2012 (File No. 1-1520) and incorporated herein by reference.

10.3	Second Amendment to Second Amended and Restated Credit Agreement, as amended, dated as of August 16, 2012, by and among GenCorp Inc., as Borrower, the Material Domestic Subsidiaries of the Borrower party thereto, the Lenders party thereto, and Wells Fargo Bank, National Association, as Administrative Agent was filed as Exhibit 10.1 to GenCorp Inc.’s Current Report on Form 8-K filed on August 21, 2012 (File No. 1-1520) and incorporated herein by reference.

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a — 14 (a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a — 14 (a) of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a — 14(b) of the Securities and Exchange Act of 1934, as amended, and 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase

101.DEF**	XBRL Taxonomy Extension Definition Linkbase

101.LAB**	XBRL Taxonomy Extension Label Linkbase

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith. All other exhibits have been previously filed.
**	Furnished and not filed herewith.