Form 10-K
period 2012-11-30
GENCORP INC
filed 2013-02-12
CIK 40888

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 2012

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)    Yes  ☐      No  ☑

The aggregate market value of the voting common equity held by nonaffiliates of the registrant as of May 31, 2012 was approximately $368 million.

As of January 31, 2013, there were 60.6 million outstanding shares of the Company’s Common Stock, including redeemable common stock and unvested common shares, $0.10 par value.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the 2013 Proxy Statement of GenCorp Inc. relating to its annual meeting of shareholders scheduled to be held on March 27, 2013 are incorporated by reference into Part III of this Report.

GENCORP INC.

Annual Report on Form 10-K

For the Fiscal Year Ended November 30, 2012

Signatures	140

*

The information called for by Items 10, 11, 12, 13, and 14, to the extent not included in this Report, is incorporated herein by reference to the information to be included under the captions “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Communications with Directors,” “Board Committees,” “Executive Compensation,” “Director Compensation,” “Organization & Compensation Committee Report” “Compensation Committee Interlocks and Insider Participation,” “Security Ownership of Certain Beneficial Owners,” “Security Ownership of Officers and Directors,” “Employment Agreement and Indemnity Agreements,” “Potential Payments upon Termination of Employment or Change in Control,” “Determination of Independence of Directors,” and “Ratification of the Appointment of Independent Auditors,” in GenCorp Inc.’s 2013 Proxy Statement, to be filed within 120 days after the close of our fiscal year.

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

Our operations are organized into two operating segments based on different products and customer bases: Aerospace and Defense, and Real Estate. Sales, segment performance, total assets, and other financial data for our segments for fiscal 2012, 2011, and 2010 are set forth in Note 10 to the Consolidated Financial Statements, included in Item 8 of this Report.

Our fiscal year ends on November 30 of each year. When we refer to a fiscal year, such as fiscal 2012, we are referring to the fiscal year ended on November 30 of that year.

We were incorporated in Ohio in 1915 and our principal executive offices are located at 2001 Aerojet Road, Rancho Cordova, CA 95742.

In July 2012, we signed a definitive agreement to acquire the Pratt & Whitney Rocketdyne division (the “Rocketdyne Business”) from United Technologies Corporation (“UTC”) for $550 million (the “Acquisition”). The purchase price of $550 million, which is subject to adjustment for changes in working capital and other specified items, is expected to be financed with a combination of cash on hand and issuance of debt. The acquisition of the Rocketdyne Business is conditioned upon, among other things, the receipt of required regulatory approvals and other customary closing conditions. Subject to the satisfaction of these conditions, the acquisition is expected to close in the first half of 2013.

The Rocketdyne Business is the largest liquid rocket propulsion designer, developer, and manufacturer in the U.S. For more than 50 years, the Rocketdyne Business has set the standard in space propulsion design, development and manufacturing. The Rocketdyne Business has powered nearly all of the National Aeronautics and Space Administration (“NASA”) human-rated launch vehicles to date and has recorded more than 1,600 space launches.

We believe the Acquisition will provide strategic value for the country, our customers, and our stakeholders. We believe the combined enterprise will be better positioned to compete in a dynamic, highly competitive marketplace, and provide more affordable products for our customers. In addition, this transaction is expected to almost double our net sales and provide additional growth opportunities as we build upon the complementary capabilities of each legacy company.

On January 28, 2013, we issued $460.0 million in aggregate principal amount of our 7.125% Second-Priority Senior Secured Notes due 2021 (the “7 1/8% Notes”). The 7 1/8% Notes were sold to qualified institutional buyers in accordance with Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”) and outside the U.S. in accordance with Regulation S under the Securities Act. We intend to use the net proceeds of the 7 1/8% Notes offering to fund, in part, the proposed Acquisition, and to pay related fees and expenses. The gross proceeds from the sale of the 7 1/8% Notes (after deducting underwriting discounts), plus an amount sufficient to fund a special mandatory redemption of the 7 1/8% Notes (as described below) on February 28, 2013, including accrued interest on the 7 1/8% Notes, were deposited into escrow pending the consummation of the proposed Acquisition. We will continue to deposit accrued interest on the 7 1/8% Notes on a monthly basis until the release of the escrow funds upon the consummation of the Acquisition or upon a special mandatory redemption of the 7 1/8% Notes. If the Acquisition is not consummated on or prior to July 21, 2013 (subject to a one-month extension upon satisfaction of certain conditions) or upon the occurrence of certain other events, the 7 1/8% Notes will be subject to a special mandatory redemption at a price equal to 100% of the issue price of the 7 1/8% Notes, plus accrued and unpaid interest, if any, to, but not including the date of the special mandatory redemption. See Note 15 in Notes to the Consolidated Financial Statements.

In addition, as part of our expected debt financing for the Acquisition, in August 2012 we entered into a second amendment to our Second Amended and Restated Credit Agreement, dated as of November 18, 2011, with the lenders identified therein, and Wells Fargo Bank, National Association, as administrative agent (as amended, the “Senior Credit Facility”), which amendment provided for, among other things, a delayed draw term loan (the “New Term Loan”) in an amount of up to $50 million. Subject to certain conditions, the New Term Loan is available in a single draw until 360 days after August 16, 2012 to fund the Acquisition (or to be deposited in an account held by the administrative agent under our Senior Credit Facility in anticipation of the Acquisition).

As of November 30, 2012, we classified our Liquid Divert and Attitude Control Systems (“LDACS”) program as assets held for sale because we expect that we will be required to divest the LDACS product line in order to consummate the acquisition of the Rocketdyne Business. The net sales associated with the LDACS program totaled $34.3 million in fiscal 2012. See Note 13 in Notes to the Consolidated Financial Statements.

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

Aerospace and Defense

For over 70 years, Aerojet-General Corporation (“Aerojet”) has been a trusted supplier of highly sophisticated products and systems for military, civil and commercial space customers and has maintained strong market positions across various businesses that are mission-critical to national defense and U.S. access to space. We are a leading technology-based designer, developer and manufacturer of aerospace and defense products and systems for the U.S. government, specifically the Department of Defense (“DoD”) and NASA, and major aerospace, defense and commercial prime contractors. We believe we are the only domestic provider of all four propulsion types (solid, liquid, air-breathing and electric) for space, defense and commercial applications. We also apply our energetics competency to numerous armament system applications. Aerojet is a world-recognized engineering and manufacturing company that specializes in development and production of propulsion systems required on manned and unmanned spacecraft, launch vehicles, missile defense systems, precision tactical and strategic missiles and armament system applications. Through Aerojet, we design, develop, and produce propulsion systems ranging in size from those that produce a few grams to several hundred thousand pounds of thrust. Our revenues are highly diversified across multiple programs, prime contractors and end users. Principal customers include the DoD, NASA, Raytheon Company (“Raytheon”), Lockheed Martin Corporation (“Lockheed Martin”), United Launch Alliance (“ULA”), Orbital Sciences Corporation and the Boeing Company (“Boeing”).

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

Our Competitive Strengths

Market Leadership in Propulsion — Aerojet’s success is due in part to its ability to design, develop and manufacture products utilizing innovative technology. For over 70 years, Aerojet has developed a legacy of successfully meeting the most challenging missions by producing some of the world’s most technologically advanced propulsion systems for its customers. For example, our propulsion systems have flown on every NASA Discovery mission as well as every manned space mission since the inception of the U.S. Space Program. In addition, we have been a major supplier of a wide range of propulsion products to the DoD since the 1940s when it successfully developed and produced the first jet-assisted take off rockets for U.S. aircraft during World War II. We believe that Aerojet is the only domestic provider of all four propulsion types (solid, liquid, air-breathing and electric) for space and defense applications and Aerojet maintains strong positions in a number of the market segments that apply these technologies.

Diversified and Well Balanced Portfolio — Aerojet has been a pioneer in the development of many crucial technologies and products that have strengthened multiple branches of the U.S. military and enabled the exploration of space. We believe Aerojet maintains a unique competitive position due to a strategic focus on creating and maintaining a broad spectrum of propulsion and energetic products assisted by the growing market demand for its innovative energy management technologies. Aerojet’s resulting product line diversity has enabled it to continue to grow while avoiding significant revenue reductions experienced by concentrated portfolios. Aerojet has further capitalized on this foundation by bringing together its “solid” and “liquid” propulsion teams and “cross-pollinating” critical product features and capabilities, thus exploiting potential product line synergies and thereby offering customers innovative and advanced solutions.

High Visibility of Revenue with Multi-year Contracts and Sizable Backlog — The highly visible nature of Aerojet’s revenue comes from the long-term nature of the programs with which it is involved, its diverse and attractive contract base and its deep customer relationships. A substantial portion of Aerojet’s sales are derived from multi-year contract awards from major aerospace and defense prime contractors. In many cases, Aerojet operates under sole source contracts — some are follow-on contracts to contracts initially completed years ago and others have been sole source contracts since inception. High renewal rates, driven by our leading technology and significant requalification costs, provide Aerojet with a highly stable business base from which to grow. Our contract backlog (funded and unfunded) was $1.5 billion as of November 30, 2012 and our funded backlog, which includes only amounts for which money has been directly appropriated by the U.S. Congress or for which a purchase order has been received from a commercial customer, totaled $1.0 billion.

Significant Barriers to Entry — Our business is characterized by significant barriers to entry, which include specialized technologies, customer emphasis on risk avoidance and a resulting reliance on existing, proven products, a highly skilled workforce, the necessary infrastructure for potentially hazardous and technically sensitive work, long research and development periods, and considerable capital costs for necessary facilities and equipment. In conjunction with these barriers to entry, the long-term nature of our programs and associated requalification costs incurred if a program is moved limit the ability for our customers to easily change suppliers.

Additionally, we benefit from significant customer funding of our research and development expenditures, which helps position us for long-term production contracts in the future on products we develop. A substantial portion of our business, including many of our contracts with major prime contractors to the U.S. government, the DoD, or NASA, also requires lengthy customer certification and qualification processes, which create significant obstacles for potential competitors. As such, we are the sole provider on the vast majority of our contracts. In addition, new programs and platforms favor suppliers with extensive industry experience and a reputation for superior performance. The nature of these barriers is such that even firms established in one market niche find it difficult to enter an adjacent market niche.

Exceptional Long-Term Industry Relationships — We serve a broad set of customers and are a major supplier of propulsion products to top original equipment manufacturers such as Raytheon, Lockheed Martin, ULA, and Boeing, as well as to the DoD, NASA and other U.S. government agencies. We have a long history of partnering with our customers and have developed close relationships with key decision-makers while working over 70 years as both a prime contractor and subcontractor. We have served our two largest customers, Lockheed Martin and Raytheon, for more than 40 and 25 years, respectively. We believe these long-term relationships and our reputation for performance enhance customer loyalty and provide us with key competitive advantages in winning new contracts for new programs as well as follow-on and derivative contracts for existing programs.

Competition

As the only domestic supplier of all four propulsion types — solid, liquid, air-breathing, and electric — we believe that Aerojet is in a unique competitive position.

The nature of the markets in which Aerojet operates varies. In some markets (especially in larger systems), the market is characterized by a few large, long-term programs, intermittent new program starts (with new buys spread further out in periods of declining budgets) and, therefore, relatively few new competitive awards. In these markets there tend to be few participants each with longstanding legacy positions. Thus, as noted above, the bulk of Aerojet’s revenues are derived from sole source contracts where Aerojet is the long-term incumbent.

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

The table below lists primary participants in the propulsion market:

Company	Parent	Propulsion Type	Propulsion Application
Aerojet	GenCorp Inc.	Solid, liquid, air- breathing, electric	Launch, in-space, tactical, strategic, missile defense
Alliant Techsystems	Alliant Techsystems Inc.	Solid, air-breathing	Launch, tactical, strategic, missile defense
Astrium	European Aeronautics Defense and Space Company; and BAE Systems	Solid, liquid	In-space
Avio	Avio S.p.A	Solid, liquid	Launch, in-space
Electron Technologies, Inc.	L-3 Communications Corporation	Electric	In-space
Moog Inc.	Moog Inc.	Liquid, electric	In-space, missile defense
Northrop Grumman Space Technology	Northrop Grumman Corporation (“Northrop”)	Liquid	In-space
Pratt & Whitney Rocketdyne	United Technologies Corporation	Liquid, air-breathing, electric	Launch, in-space, missile defense
Safran	Safran	Liquid	Launch, tactical
SpaceX	SpaceX	Liquid	Launch, in-space
Nammo Talley	Nammo Talley	Solid	Tactical

Industry Overview

Our primary aerospace and defense customers include the DoD, and its agencies, the government prime contractors that supply products to these customers, and NASA. As a result, we rely on particular levels of U.S. government spending on propulsion systems for defense and space applications and armament systems for precision tactical weapon systems and munitions applications, and our backlog depends, in a large part, on continued funding by the U.S. government for the programs in which we are involved. These spending levels are not generally correlated with any specific economic cycle, but rather follow the cycle of general public policy and political support for this type of spending. Moreover, although our contracts often contemplate that our services will be performed over a period of several years, the Executive Branch must propose and Congress must approve funds for a given program each government fiscal year (“GFY”) and may significantly change — increase, reduce or eliminate — funding for a program. A decrease in DoD and/or NASA expenditures, the elimination or curtailment of a material program in which we are involved, or changes in payment patterns of our customers as a result of changes in U.S. government spending, could have a material adverse effect on our operating results, financial condition, and/or cash flows.

For the GFY ended September 30, 2012 and beyond, federal department/agency budgets are expected to remain under pressure due to the financial impacts from spending cap agreements contained in the Budget Control Act of 2011 or the “Budget Control Act” (Public Law 112-25) (the debt-ceiling and deficit-reduction compromise agreement signed into law on August 2, 2011), as well as from on-going military operations and the cumulative effects of annual federal budget deficits and rising U.S. federal debt. As a result, the DoD GFY 2013 budget request submitted to Congress on February 13, 2012 is $525.4 billion for the base budget, $45 billion below the amount planned for GFY 2013 a year ago and $5.2 billion below the final GFY 2012 appropriated amount. The DoD budget request also includes cuts and other initiatives that will reduce DoD spending by $259 billion over the next five years and $487 billion over ten years, consistent with the Budget Control Act. The NASA GFY 2013 budget request is $17.7 billion. In addition, pursuant to the Budget Control Act, as amended by the American Taxpayer Relief Act of 2012, additional mandatory spending caps will be triggered, potentially beginning in March 2013 if Congress and the Administration do not reach agreement on means to reduce the deficit by $1.2 trillion over the next ten years, approximately half of which is expected to impact the defense budget.

Despite overall defense spending pressures, we believe that we are well-positioned to benefit from spending in DoD priority areas. This view reflects the DoD’s strategic guidance report released in January 2012. This report affirms support for many of the core programs and points towards continued DoD investment in: space defense — in order to ensure access to this highly congested and contested “global commons”; missile defense — in order to protect the homeland and counter weapons of mass destruction; and power projection — by improving missile defense systems and enhancing space-based capabilities.

In 2010, the NASA Authorization Act took effect impacting GFYs 2011-2013. The Authorization Act aimed to: safely retire the Space Shuttle; extend the International Space Station through 2020; continue the development of the multipurpose crew exploration vehicle; build a new heavy lift launch vehicle; invest in new space technologies; and sustain and grow the science and aeronautics programs at NASA. We believe Aerojet has a strong position of incumbency and is well aligned with the long-term budget priorities of NASA. Aerojet is the main propulsion provider for the multi-purpose crew vehicle.

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

Customers that represented more than 10% of net sales for the fiscal years presented are as follows:

	Year Ended
	2012	2011	2010
Raytheon	37%	36%	37%
Lockheed Martin	32	28	27

Direct sales to the U.S. government and its agencies, or government customers, and indirect sales to U.S. government customers via direct sales to prime contractors accounted for a total of approximately 94% of sales, or approximately $936.9 million, in fiscal 2012. The following are percentages of net sales by principal end user in fiscal 2012:

U.S. Army	26%
Missile Defense Agency (“MDA”)	26
U.S. Navy	13
U.S. Air Force	18
NASA	10
Other U.S. government	1

Total U.S. government customers	94
Other customers	6

Total	100%

Major Programs

Defense Systems — Aerojet maintained a strong position in the defense market segment in fiscal 2012. Significant continuing follow-on contract awards were received on our Terminal High Altitude Area Defense (“THAAD”) booster motor, Patriot Advanced Capability-3 (“PAC-3”) Solid Rocket Motor (“SRM”) and Attitude Control Motor (“ACM”), Guided Multiple Launch Rocket System (“GMLRS”), Tube-launched Optically Wire-guided (“TOW”) warhead, Standard Missile-3 Block IB Throttling Divert Attitude Control System and MK-72 boost motor, Standard Missile-3 Block IIA Throttling Divert and Attitude Control System, and Standard Missile-3 Block IIB Solid Divert Attitude Control System Technology Risk Reduction programs. These successes continue to strengthen our position as a propulsion leader in missile defense and tactical systems.

We believe Aerojet is in a unique competitive position due to the diversity of propulsion technologies, complete warhead capabilities, composites and metallic structures expertise, and the synergy of its product lines to offer defense customers innovative and advanced solutions.

A subset of our key defense systems programs are listed below:

Program	Primary Customer	End Users	Program Description	Program Status
Standard Missile-3	Raytheon	U.S. Navy, MDA	Tactical solid rocket motors, throttling divert and attitude control systems and warheads	Development/ Production
GMLRS	Lockheed Martin	U.S. Army	Tactical solid rocket motors	Production
PAC-3	Lockheed Martin	U.S. Army	Tactical solid rocket motors	Development/ Production
Hawk	U.S. Army	U.S. Army	Tactical solid rocket motors	Production
Bomb Live Unit — 129B	U.S. Air Force	U.S. Air Force	Composite cases	Production
Trident D5	Lockheed Martin	U.S. Navy	Post boost control system	Production
Triple Target Terminator (“T3”)	Raytheon, Boeing	U.S. Air Force	Variable flow ducted rocket (air-breathing)	Development
Tactical Tomahawk	Raytheon	U.S. Navy	Tactical solid rocket motors and warheads	Production
TOW	Raytheon	U.S. Army	Tactical missile warheads	Production
Large Class Propulsion Application Program	U.S. Air Force	U.S. Air Force	Strategic solid rocket motors	Development
Javelin	Lockheed Martin/Raytheon	U.S. Army	Tactical solid rocket motors	Production
Minuteman III	Northrop	U.S. Air Force	Liquid maneuvering propulsion	Development/ Production
Supersonic Sea Skimming Target (“SSST”)	Orbital Sciences Corporation (“Orbital”)	U.S. Navy	Variable flow ducted rocket (air-breathing)	Production
THAAD	Lockheed Martin	MDA	Tactical solid rocket motors	Development/ Production
Army Tactical Missile System	Lockheed Martin	U.S. Army	Tactical solid rocket motors	Production
Patriot GEM-T	Raytheon	U.S. Army	Tactical solid rocket motors	Production
Advanced Second and Third Stage Booster	U.S. Air Force	U.S. Air Force	Solid booster	Development
Joint Standoff Weapon	BAE	U. S. Navy	Tactical warheads	Production

Space Systems — In fiscal 2012, Aerojet maintained its strong market position in space systems by continued performance on existing contracts and capturing important new propulsion contracts. Significant in 2012 was the selection of Aerojet by NASA for the Space Launch System Advanced Booster Engineering Demonstration/Risk Reduction Program, a full scale combustion stability technology demonstration. Also significant in 2012 was the award from ULA of long lead material for an additional lot of 28 Atlas V booster motors, increasing production to a rate of 10 or more motors per year and two awards for propulsion/engines supporting NASA’s Commercial Crew delivery system.

Aerojet’s continued commitment to quality and excellence in its space systems programs was reflected in its 100% success rate on its numerous space explorations, military and commercial missions during recent years. Among these were the second flight of the Advanced Extremely High Frequency (“AEHF”) military communications satellite, and the spectacular landing on Mars of NASA’s Mars Science Laboratory (“MSL”). The MSL mission relied on 48 different Aerojet propulsive elements ranging from four large solid boosters to the space craft landing thrusters and all the in-space propulsion that is required in between.

These continued space program successes strengthen our legacy of supplying mission critical propulsion systems to the DoD, NASA, and the commercial satellite market as we have since the inception of the U.S. civil and military space programs and support our position as a critical supplier to our space systems customers.

A subset of our key space system programs is listed below:

Program	Primary Customer	End Users	Program Description	Program Status
Orion / Multipurpose Crew Vehicle (“MPCV”) Crew & Service Modules and Abort System Propulsion	Lockheed Martin	NASA	Propulsion systems and engines for human spaceflight system	Development/ Qualification
Commercial Crew Vehicle	Sierra Nevada Corp, Boeing	NASA	Propulsion/Engines for commercial Crew Vehicles	Development/ Qualification
Atlas V	ULA	U.S. Air Force, Commercial, NASA	Solid “strap-on” booster motors, upper stage thrusters, and separation motors	Production
Taurus 2/Antares	Orbital	NASA, Commercial	Provide booster engines for launch vehicle	Qualification/ Production
Geostationary Satellite Systems	Lockheed Martin, Loral, Boeing, Orbital, Astrium	Various	Electric and liquid spacecraft thrusters, propellant tanks and bi-propellant apogee engines	Development/ Production
Hydrocarbon Booster Technology Demonstrator	Air Force Research Laboratory	U.S. Air Force	Liquid booster	Technology
Vega Reaction Attitude Control System	European Launch Vehicle Joint Venture	Commercial	Attitude Control Thrusters	Development/ Production
Upper Stage Engine Technology	U.S. Air Force Research Laboratory	NASA, U.S. Air Force	Design tools/risk reduction for future upper stage liquid engines	Technology
Advanced Extremely High Frequency MilSatCom	Lockheed Martin	U.S. Air Force	Electric and liquid spacecraft thrusters	Production
Delta II /Delta IV	ULA	NASA, U.S. Air Force, Commercial	Upper stage pressure-fed liquid rocket engines and upper stage thrusters	Production
Global Positioning Systems	Boeing/Lockheed Martin	U.S. Air Force	Integrated propulsion systems and thrusters	Development/ Production
Iridium NEXT	Thales Alenia Space	Commercial	Spacecraft Thrusters	Development/ Qualification

Contract Types

Under each of its contracts, Aerojet acts either as a prime contractor, where it sells directly to the end user, or as a subcontractor, selling its products to other prime contractors. Research and development contracts are awarded during the inception stage of a program’s development. Production contracts provide for the production and delivery of mature products for operational use. Aerojet’s contracts are primarily categorized as either “fixed-price” or “cost-reimbursable.” During fiscal 2012, approximately 52% of our net sales were from fixed-price contracts, 42% from cost-reimbursable contracts, and 6% from other sales including commercial contracts and real estate activities.

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

Government Contracts and Regulations

U.S. government contracts generally are subject to Federal Acquisition Regulations (“FAR”), agency-specific regulations that supplement FAR, such as the DoD’s Defense Federal Acquisition Regulations (“DFAR”) and other applicable laws and regulations. These regulations impose a broad range of requirements, many of which are unique to government contracting, including various procurement, import and export, security, contract pricing and cost, contract termination and adjustment, and audit requirements. A contractor’s failure to comply with these regulations and requirements could result in reductions of the value of contracts, contract modifications or termination, inability to bill and collect receivables from customers, and the assessment of penalties and fines and could lead to suspension or debarment from government contracting or subcontracting for a period of time. In addition, government contractors are also subject to routine audits and investigations by U.S. government agencies such as the Defense Contract Audit Agency (“DCAA”) and other government agencies. These agencies review a contractor’s performance, cost structure, and compliance with applicable laws, regulations, and standards. The DCAA and other government agencies also review the adequacy of, and a contractor’s compliance with, its internal control systems and policies, including our accounting systems, purchasing systems, property management systems, estimating systems, earned value management systems, and material management and accounting system (“MMAS”).

Additionally, our contracts typically permit the U.S. government to unilaterally modify or terminate a contract or to discontinue funding for a particular program at any time. The cancellation of one or more significant contracts and/or programs could have a material adverse effect on our operating results, financial condition, and/or cash flows. The cancellation of a contract, if terminated for cause, could also subject us to liability for the excess costs incurred by the U.S. government in procuring undelivered items from another source. If terminated for convenience, our recovery of costs would be limited to amounts already incurred or committed (including severance costs for terminated employees), and our profit would be limited based on the work completed prior to termination.

Backlog

A summary of our backlog is as follows:

	As of November 30,
	2012	2011
	(In millions)
Funded backlog	$1,018	$902
Unfunded backlog	508	520

Total contract backlog	$1,526	$1,422

Total backlog includes both funded backlog (unfilled orders for which funding is authorized, appropriated and contractually obligated by the customer) and unfunded backlog (firm orders for which funding has not been appropriated). Indefinite delivery and quantity contracts and unexercised options are not reported in total backlog. Backlog is subject to funding delays or program restructurings/cancellations which are beyond our control. Of our November 30, 2012 total contract backlog, approximately 41%, or approximately $629 million, is expected to be filled within one year.

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

The following table summarizes Aerojet’s research and development expenditures during the past three fiscal years:

	Year Ended
	2012	2011	2010
	(In millions)
Customer-funded	$272	$276	$284
Company-funded	30	27	17

Total research and development expenditures	$302	$303	$301

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

Intellectual Property

Where appropriate, Aerojet obtains patents and trademarks in the U.S. and other countries covering various aspects of the design and manufacture of its products. We rely on a combination of patents in targeted areas of technology relating to our business, along with trade secret protections for other competitively-sensitive technologies and intellectual properties used in the business, to maintain our competitive edge in the markets in which we compete. We use patents selectively both (i) to protect specific inventions whose characteristics and features would be obvious to competitors, such as mechanical designs or structures and (ii) to establish that we have made inventions in particular areas of relevant technologies and thus can prevent competitors from claiming exclusive rights in those technologies through competing patents. A patent is maintained as long as the underlying invention has value in the market which we compete. A patented invention incorporated into a product sold will typically be maintained to its expiration, which typically is approximately 20 years. We rely more extensively on trade secrets to protect specific inventions whose characteristics and features are not obvious to competitors, such as propellant formulations or materials and manufacturing processes and procedures, to protect significant intellectual properties. Therefore, no single patent or group of patents is material to us, as we do not rely on patents alone to protect our intellectual property rights that are the basis for our competitive posture. Trade secrets that are protected under applicable state and federal laws are maintained in perpetuity.

Real Estate

We own approximately 11,900 acres of land in the Sacramento metropolitan area which we refer to as the Sacramento Land. Acquired in the early 1950s for our aerospace and defense operations, there were large portions used solely to provide safe buffer zones. Modern changes in propulsion technology coupled with the relocation of certain of our propulsion operations led us to determine large portions of the Sacramento Land were no longer needed for operations. Consequently, our plan has been to reposition this excess Sacramento Land, re-entitle it for new uses, and explore various opportunities to optimize its value.

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

During fiscal 2012, we entered into and closed a transaction in which 229 acres of excess land (outside of the Easton project) that was held for future entitlement, was sold to a third party in exchange for conservation easements being placed over 320 acres of their land to satisfy certain environmental species mitigation requirements for the Glenborough and Easton Place development projects.

During fiscal 2012, we completed several important strides to further position Easton for the next market cycle. The U.S. Army Corps of Engineers issued a Federal Wetland 404 Permit (“404 Permit”) for the Glenborough at Easton and Easton Place project and the Rio del Oro project. In addition to the 404 Permit, the Central Valley Regional Water Quality Control Board issued a Clean Water Act 401 Water Quality Certification permit and a Waste Water Discharge Requirement under the Porter-Cologne Water Quality Control Act. Both permits are essential steps in allowing development to commence.

We are continuing to work with the City of Folsom on completing the balance of the required entitlements for the Hillsborough project, including the final development agreement, total impact fees, and the federal wetland permitting processes. We also continued our efforts on entitling our remaining Easton project with the City of Rancho Cordova, Westborough at Easton, which comprises 1,659 acres.

The new housing market and local economy in the Sacramento region are in the early stages of recovery and we expect this trend to continue. We believe the long-term prospects for the Sacramento region is an attractive and affordable alternative to the San Francisco Bay Area and other large metropolitan areas of California. We believe the Sacramento area demographics and the long-term real estate market fundamentals support our objective of creating value through new entitlements and the creation of Easton.

The Sacramento Land, including Easton, is summarized below (in acres):

Easton Projects	Environmentally Unrestricted	Environmentally Restricted(1)	Total	Entitled(2)	Limited Entitlements(3)
Glenborough and Easton Place	1,043	349	1,392	1,392	—
Rio del Oro	1,818	491	2,309	—	2,309
Westborough	1,387	272	1,659	—	—
Hillsborough	532	97	629	—	629
Office Park and Auto Mall	47	8	55	55	—

Total Easton acreage	4,827	1,217	6,044	1,447	2,938

Operations land(4)	24	5,179	5,203
Land available for future entitlement(5)	447	242	689

Total Sacramento Land	5,298	6,638	11,936

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

Leasing & Other Real Estate

We currently lease approximately 360,000 square feet of office space in Sacramento to various third parties, including a new 67,000 square foot industrial lease on the Sacramento Land late in 2012. These leasing activities generated $5.0 million in revenue in fiscal 2012.

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

Operation and maintenance costs associated with environmental compliance and management of contaminated sites are a normal, recurring part of operations. Most of our environmental costs are incurred by our Aerospace and Defense segment, and certain of these costs are allowable and allocable as reimbursable general and administrative costs allocated to our contracts with the U.S. government or reimbursable by Northrop, subject to annual and cumulative limitations. See Note 7(d) in Notes to the Consolidated Financial Statements for additional information.

On January 12, 1999, Aerojet and the U.S. government implemented the October 1997 Agreement in Principle (“Global Settlement”) resolving certain prior environmental and facility disagreements, with retroactive effect to December 1, 1998. Under the Global Settlement, Aerojet and the U.S. government resolved disagreements about an appropriate cost-sharing ratio with respect to the cleanup costs of the environmental contamination at the Sacramento and Azusa sites. The Global Settlement cost-sharing ratio does not have a defined term over which costs will be recovered. Additionally, in conjunction with the sale of the EIS business in 2001, Aerojet entered into an agreement with Northrop (the “Northrop Agreement”) whereby Aerojet is reimbursed by Northrop for a portion of environmental expenditures eligible for recovery under the Global Settlement, subject to annual and cumulative limitations. As of November 30, 2012, $96.0 million remained for future cost reimbursements from Northrop and the current annual billing limitation to Northrop is $6.0 million.

Pursuant to the Global Settlement covering environmental costs associated with Aerojet’s Sacramento site and its former Azusa site, prior to the third quarter of fiscal 2010, approximately 12% of such costs related to our Sacramento site and our former Azusa site were not reimbursable and were therefore directly charged to the consolidated statements of operations. Subsequent to the third quarter of fiscal 2010, because we reached the reimbursement ceiling under the Northrop Agreement, approximately 37% of such costs were not reimbursable and were therefore directly charged to the consolidated statements of operations. See additional information below.

Allowable environmental costs are reimbursable and included as a component of general and administrative costs in the pricing of all government contracts and allocated to contracts based on government approved cost accounting practices. Aerojet’s mix of contracts can affect the actual reimbursement made by the U.S. government. Because these costs are recovered through forward-pricing arrangements, the ability of Aerojet to continue recovering these costs from the U.S. government depends on Aerojet’s sustained business volume under U.S. government contracts and programs and the relative size of Aerojet’s commercial business. Annually, we evaluate Aerojet’s forecasted business volume under U.S. government contracts and programs and the relative size of Aerojet’s commercial business as part of its long-term business review.

Pursuant to the Northrop Agreement, environmental expenditures to be reimbursed are subject to annual limitations and the total reimbursements are limited to a ceiling of $189.7 million. A summary of the Northrop Agreement activity is shown below (in millions):

Total reimbursable costs under the Northrop Agreement	$189.7
Amount reimbursed to the Company through November 30, 2012	(93.7)

Potential future cost reimbursements available(1)	96.0
Long-term receivable from Northrop in excess of the annual limitation included in the Consolidated Balance Sheet as of November 30, 2012	(69.3)
Amounts recoverable from Northrop in future periods included as a component of recoverable from the U.S. government and other third parties for environmental remediation costs in the Consolidated Balance Sheet as of November 30, 2012	(26.7)

Potential future recoverable amounts available under the Northrop Agreement	$—

(1)	Includes the short-term receivable from Northrop of $6.0 million as of November 30, 2012.

Our applicable cost estimates reached the cumulative limitation under the Northrop Agreement during the third quarter of fiscal 2010. We have accumulated $18.2 million of environmental remediation provision adjustments above the cumulative limitation under the Northrop Agreement through November 30, 2012. Accordingly, subsequent to the third quarter of fiscal 2010, we had incurred a higher percentage of expense related to additions to the Sacramento site and Baldwin Park Operable Unit (“BPOU”) site environmental reserve until an arrangement is reached with the U.S. government. While we are currently seeking an arrangement with the U.S. government to recover environmental expenditures in excess of the reimbursement ceiling identified in the Northrop Agreement, there can be no assurances that such a recovery will be obtained, or if not obtained, that such unreimbursed environmental expenditures will not have a materially adverse effect on our operating results, financial condition, and/or cash flows.

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

We did not incur material capital expenditures for environmental control facilities in fiscal 2012 nor do we anticipate any material capital expenditures in fiscal 2013 and 2014. See Management’s Discussion and Analysis in Part II, Item 7 “Environmental Matters” of this Report for additional information.

Additional information on the risks related to environmental matters can be found under “Risk Factors” in Item 1A. of this Report, including the material effects on compliance with environmental regulations that may impact our competitive position and operating results.

Employees

As of November 30, 2012, 13% of our 3,391 employees were covered by collective bargaining agreements. In June 2011, we entered into a new collective bargaining agreement with substantially all of our covered employees through June 2014. We believe that our relations with our employees and unions are good.

Item 1A.	Risk Factors

Future reductions or changes in U.S. government spending could adversely affect our financial results.

Our primary aerospace and defense customers include the DoD, and its agencies, the government prime contractors that supply products to these customers, and NASA. As a result, we rely on particular levels of U.S. government spending on propulsion systems for defense and space applications and armament systems for precision tactical weapon systems and munitions applications, and our backlog depends, in a large part, on continued funding by the U.S. government for the programs in which we are involved. These spending levels are not generally correlated with any specific economic cycle, but rather follow the cycle of general public policy and political support for this type of spending. Moreover, although our contracts often contemplate that our services will be performed over a period of several years, the Executive Branch must propose and Congress must approve funds for a given program each government fiscal year and may significantly change — increase, reduce or eliminate — funding for a program. A decrease in DoD and/or NASA expenditures, the elimination or curtailment of a material program in which we are involved, or changes in payment patterns of our customers as a result of changes in U.S. government spending, could have a material adverse effect on our operating results, financial condition, and/or cash flows.

For the GFY ended September 30, 2012 and beyond, federal department/agency budgets are expected to remain under pressure due to the financial impacts from spending cap agreements contained in the Budget Control Act, as well as from on-going military operations and the cumulative effects of annual federal budget deficits and rising U.S. federal debt. As a result, the DoD GFY 2013 budget request submitted to Congress on February 13, 2012 is $525.4 billion for the base budget, $45 billion below the amount planned for GFY 2013 a year ago and $5.2 billion below the final GFY 2012 appropriated amount. The DoD budget request includes cuts and other initiatives that will reduce DoD spending by $259 billion over the next five years and $487 billion over ten years, consistent with the Budget Control Act. The NASA GFY 2013 budget request is $17.7 billion.

Pursuant to the Budget Control Act, as amended by the American Taxpayer Relief Act of 2012, additional mandatory spending caps will be triggered, potentially beginning in March 2013 if Congress and the Administration do not reach agreement on means to reduce the deficit by $1.2 trillion over the next ten years, approximately half of which is expected to impact the defense budget. There remains a significant level of uncertainty and lack of detail available to predict specific future aerospace and defense spending.

The cancellation or material modification of one or more significant contracts could adversely affect our financial results.

Sales, directly and indirectly, to the U.S. government and its agencies accounted for approximately 94% of our total net sales in fiscal 2012. Our contracts typically permit the U.S. government to unilaterally modify or terminate a contract or to discontinue funding for a particular program at any time. The cancellation of one or more significant contracts and/or programs could have a material adverse effect on our ability to realize anticipated sales and profits. The cancellation of a contract, if terminated for cause, could also subject us to liability for the excess costs incurred by the U.S. government in procuring undelivered items from another source. If terminated for convenience, our recovery of costs would be limited to amounts already incurred or committed, and our profit would be limited to work completed prior to termination.

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

On September 23, 2010, we received a subpoena duces tecum from the U.S. Army Criminal Investigation Command, acting on behalf of the Office of the Inspector General of the DoD, requesting that we produce a variety of documents pertaining to the use of certain cost estimating factors under our contracts with the DoD. We have completed our response to the subpoena through multiple document productions, and met with the investigators on September 27, 2012 and February 1, 2013 and provided further analysis regarding the use of factors on certain contracts compared to incurred material costs. The investigation continues but no financial demand has been made; accordingly, we are currently unable to reasonably estimate what the outcome of this civil investigation will be or the impact, if any, the investigation may have on our operating results, financial condition, and/or cash flows.

If we experience cost overruns on our contracts, we would have to absorb the excess costs which could adversely affect our financial results and our ability to win new contracts.

In fiscal 2012, approximately 52% of our net sales were from fixed-price contracts, most of which are in mature production mode. Under fixed-price contracts, we agree to perform specified work for a fixed price and realize all of the profit or loss resulting from variations in the costs of performing the contract. As a result, all fixed-price contracts involve the inherent risk of unreimbursed cost overruns. To the extent we were to incur unanticipated cost overruns on a program or platform subject to a fixed-price contract, our profitability would be adversely affected. Future profitability is subject to risks including the ability of suppliers to deliver components of acceptable quality on schedule and the successful implementation of automated tooling in production processes.

In fiscal 2012, approximately 42% of our net sales were from cost reimbursable contracts. Under cost reimbursable contracts, we agree to be reimbursed for allowable costs and be paid a fee. If our costs are in excess of the final target cost, fees, and our margin may be adversely affected. If our costs exceed authorized contract funding or they do not qualify as allowable costs under applicable regulations, we will not be reimbursed for those costs. Cost overruns may adversely affect our financial performance and our ability to win new contracts.

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

Our success and growth in our Aerospace and Defense segment depends on our ability to execute longstanding programs and periodically secure new contracts in a competitive environment.

Aerojet’s revenue is primarily derived from longstanding contracts (often sole source) where Aerojet is the long-term incumbent. The challenge for Aerojet is to utilize its technical, engineering, manufacturing and management skills to execute these programs well for the customer, to continue to innovate and refine its solutions, and to offer the customer increasing affordability in an era of fiscal restraint. If Aerojet is unable to successfully execute these longstanding programs, our ability to retain existing customers and attract new customers may be impaired.

In addition, in sectors where there is competition, it can be intense. Many of our competitors have financial, technical, production, and other resources substantially greater than ours. Although the downsizing of the defense industry in the early 1990s resulted in a reduction in the aggregate number of competitors, the consolidation has also strengthened the capabilities of some of the remaining competitors. The U.S. government also has its own manufacturing capabilities in some areas. We may be unable to compete successfully with our competitors and our inability to do so could result in a decrease in sales, profits, and cash flows that we historically have generated from certain contracts. Further, the U.S. government may open to competition programs on which we are currently the sole supplier, which could have a material adverse effect on our operating results, financial condition, and/or cash flows.

Our Aerospace and Defense segment is subject to procurement and other related laws and regulations inherent in contracting with the U.S. government, non-compliance with which could adversely affect our financial results.

In the performance of contracts with the U.S. government, we operate in a highly regulated environment and are routinely audited and reviewed by the U.S. government and its agencies, such as the DCAA. These agencies review performance under our contracts, our cost structure and our compliance with applicable laws, regulations and standards, as well as the adequacy of, and our compliance with, our internal control systems and policies. Systems that are subject to review include, but are not limited to, our accounting systems, purchasing systems, property management systems, estimating systems, earned value management systems, and MMAS. Any costs ultimately found to be unallowable or improperly allocated to a specific contract will not be reimbursed or must be refunded if already reimbursed. If an audit uncovers improper or illegal activities, we may be subject to civil and criminal penalties, sanctions or suspension or debarment from doing business with the U.S. government. Whether or not illegal activities are alleged, the U.S. government also has the ability to decrease or withhold certain payments when it deems systems subject to its review to be inadequate. In addition, we could suffer serious reputational harm if allegations of impropriety were made against us. If such actions were to result in suspension or debarment, this could have a material adverse effect on our business.

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

Our international sales are subject to applicable laws relating to export controls, the violation of which could adversely affect our operations.

A portion of our activities are subject to export control regulation by the U.S. Department of State under the U.S. Arms Export Control Act and International Traffic in Arms Regulations (“ITAR”). The export of certain defense-related products, hardware, software, services and technical data is regulated by the State Department’s Office of Defense Trade Controls Compliance (“DTCC”) under ITAR. DTCC administers the State Department’s authority under ITAR to impose civil penalties and other administrative sanctions for violations, including debarment from engaging in the export of defense articles or defense services. Violations of ITAR could result in significant sanctions including fines, more onerous compliance requirements, debarments from export privileges or loss of authorizations needed to conduct aspects of our international business.

The acquisition of the Rocketdyne Business is subject to a number of conditions which could delay or materially adversely affect the timing of its completion, or prevent it from occurring.

On July 22, 2012, we entered into a Stock and Asset Purchase Agreement (the “Purchase Agreement”) with UTC pursuant to which we agreed to purchase the Rocketdyne Business. There are a number of risks and uncertainties relating to the Acquisition. For example, the Acquisition may not be consummated in the timeframe or manner currently anticipated as a result of several factors, including, among other things, the failure of one or more of the Purchase Agreement’s closing conditions or litigation relating to the Acquisition.

We may be unable to satisfy the conditions or obtain the approvals required to complete the Acquisition or such approvals may contain material restrictions or conditions.

The Acquisition is subject to numerous conditions, including the approval of government agencies and the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (“HSR Act”). On October 4, 2012, we and UTC each received requests for additional information (commonly referred to as a “second request”) from the Federal Trade Commission (“FTC”). On January 7, 2013, we and UTC received a modification to the second requests from the FTC, which at this time limits the scope of the FTC’s investigation of the Acquisition under such second requests to the LDACS businesses of Aerojet and Rocketdyne. The second requests were issued under the notification requirements of the HSR Act. The second requests extend the waiting period imposed by the HSR Act until 30 days after we and UTC have each substantially complied with the second requests, unless that period is extended voluntarily by the parties or terminated sooner by the FTC. We and UTC have been cooperating fully with the FTC. We decided to seek to divest Aerojet’s LDACS business in order to facilitate obtaining clearance of the Acquisition pursuant to the HSR Act. However, there can be no assurance that we will find a purchaser for Aerojet’s LDACS business and be able to negotiate an asset purchase agreement with such purchaser expeditiously or that the FTC will approve the proposed purchaser or the terms of such divestiture. If we are unable to complete a divestiture of Aerojet’s LDACS business or enter into a definitive agreement with a buyer providing for such divestiture, or reach an alternative remedy, we may not receive final FTC clearance for the Acquisition. In addition, the FTC may not approve the Acquisition or such approvals may impose conditions on the completion, or require additional divestitures or changes to the terms of the Acquisition, including restrictions on our business, operations or financial performance following the Acquisition, which could be adverse to our interests. In addition, the consummation of the Acquisition is subject to receiving the consent of International Space Engines Inc., a subsidiary of NPO Energomash of Russia, UTC’s joint venture partner in RD AMROSS, to the sale of UTC’s interest in RD AMROSS to us in connection with the Acquisition and there can be no assurance that we will be able to obtain such consent expeditiously or at all. These conditions or changes could also delay or increase the cost of the Acquisition and limit our earnings and financial prospects following the Acquisition.

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

We will be required to devote significant management attention and resources to integrating the operations and business practices of the Rocketdyne Business with our existing operations and business practices. Potential difficulties we may encounter as part of the integration process include the following:

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

•	potential unknown liabilities and unforeseen increased expenses or delays associated with the Acquisition;

•	the inability to implement effective internal controls, procedures and policies for Rocketdyne as required by the Sarbanes-Oxley Act of 2002 within the time periods prescribed thereby;

•	the inability to implement effectively our new enterprise resource planning system with respect to Rocketdyne;

•	negotiations concerning possible modifications to Rocketdyne contracts as a result of the Acquisition;

•	diversion of the attention of our management and the management of the Rocketdyne Business; and

•	the disruption of, or the loss of momentum in, ongoing operations or inconsistencies in standards, controls, procedures and policies.

These potential difficulties could adversely affect our and the managers of the Rocketdyne Business’ ability to maintain relationships with customers, suppliers, employees and other constituencies and the ability to achieve the anticipated benefits of the Acquisition, and could reduce the earnings or otherwise adversely affect our operations and the Rocketdyne Business and our financial results following the Acquisition.

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

We expect to incur substantial expenses in connection with the Acquisition and the integration of our operations with the Rocketdyne Business. We have incurred $11.6 million of expenses related to the proposed acquisition of the Rocketdyne Business in fiscal 2012. There are a large number of processes, policies, procedures, operations, technologies and systems that must be integrated, including purchasing, accounting and finance, sales, payroll, pricing, marketing and benefits. While we have assumed that a certain level of expenses will be incurred, there are many factors beyond our control that could affect the total amount or the timing of the integration expenses. Moreover, many of the expenses that will be incurred are, by their nature, difficult to estimate. These integration expenses may result in us taking significant charges against earnings following the consummation of the Acquisition, and the amount and timing of such charges are uncertain at present.

The increase in our leverage and debt service obligations as a result of the Acquisition may adversely affect our financial condition and results of operations.

We will incur additional indebtedness in order to finance the Acquisition. On January 28, 2013, we issued $460.0 million in aggregate principal amount of our 7 1/8% Notes. The 7 1/8% Notes were sold to qualified institutional buyers in accordance with Rule 144A under the Securities Act and outside the U.S. in accordance with Regulation S under the Securities Act. We intend to use the net proceeds of the 7 1/8% Notes offering to fund, in part, the Acquisition, and to pay related fees and expenses. In order to finance the Acquisition, we also intend to borrow the $50 million New Term Loan under our Senior Credit Facility, which is available in a single draw until 360 days after August 16, 2012 to fund the Acquisition (or to be deposited in an account held by the administrative agent under our Senior Credit Facility in anticipation of the Acquisition). See Note 15 in Notes to the Consolidated Financial Statements.

Following the Acquisition, it is anticipated that we will have approximately $759 million of outstanding indebtedness, an increase of approximately $510 million as compared with our level of outstanding indebtedness as of November 30, 2012. Our maintenance of higher levels of indebtedness could have adverse consequences including impairing our ability to obtain additional financing in the future.

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

Our business strategy may lead us to expand our Aerospace and Defense segment through acquisitions, such as the proposed acquisition of the Rocketdyne Business. However, our ability to consummate any future acquisitions on terms that are favorable to us may be limited by government regulations, the number of attractive acquisition targets, internal demands on our resources, and our ability to obtain financing. Our success in integrating newly acquired businesses will depend upon our ability to retain key personnel, avoid diversion of management’s attention from operational matters, integrate general and administrative services and key information processing systems and, where necessary, re-qualify our customer programs. In addition, future acquisitions could result in the incurrence of additional debt, costs, and/or contingent liabilities. We may also incur costs and divert management attention to acquisitions that are never consummated. Integration of acquired operations may take longer, or be more costly or disruptive to our business, than originally anticipated.

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

In fiscal 2011, we began implementing a new ERP system that will deliver a new generation of information systems and work processes. ERP implementations are complex and very time-consuming projects that involve substantial expenditures on system software and implementation activities that take several years. We anticipate completing the ERP project in fiscal 2013. If we do not effectively implement the ERP system or if the system does not operate as intended, it could adversely affect financial reporting systems, our ability to produce financial reports, and/or the effectiveness of our internal controls over financial reporting.

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

We use a significant quantity of raw materials that are subject to market fluctuations and government regulations. Further, as a U.S. government contractor, we are often required to procure materials from suppliers capable of meeting rigorous customer and government specifications. As market conditions change for these companies, they often discontinue materials with low sales volumes or profit margins. We are often forced to either qualify new materials or pay higher prices to maintain the supply. Although to date we have been successful in establishing replacement materials and securing customer funding to address specific qualification needs of the programs, we may be unable to continue to do so.

The supply of ammonium perchlorate, a principal raw material used in solid propellant, is limited to a single source that supplies the entire domestic solid propellant industry and actual pricing is based on the total industry demand. The slowdown and final close out of the Space Shuttle Program has reduced the total national demand, resulting in significant unit price increases. Pricing appears to be stabilizing with recent decisions from NASA to continue the Space Launch System Heavy Lift Vehicle program and the DoD to require the use of domestic ammonium perchlorate. In the majority of our contracts, we anticipated this price increase and incorporated abnormal escalation pricing language into our proposals and contracts.

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

In November 2008, we decided to amend the defined benefit pension and benefits restoration plans to freeze future accruals under such plans. Effective February 1, 2009 and July 31, 2009, future benefit accruals for non-collective bargaining-unit employees and collective bargaining-unit employees were discontinued, respectively.

As of the last measurement date at November 30, 2012, our total defined benefit pension plan assets and unfunded pension obligation for our tax-qualified pension plan were approximately $1,243.1 million and $454.5 million, respectively. We do not expect to make any cash contributions to the tax-qualified defined benefit pension plan until fiscal 2015 or later. Further, with the Office of Federal Procurement Policy issuance of the final rule harmonizing Cost Accounting Standard (“CAS”) 412, Composition and Measurement of Pension Cost, and CAS 413, Adjustment and Allocation of Pension Cost, with the Pension Protection Act (the “PPA”), we will recover portions of any required pension funding through our government contracts. Approximately 84% of our unfunded pension benefit obligation as of November 30, 2012 is related to our government contracting business segment, Aerojet. Accordingly, we believe a significant portion of any future contributions to our tax-qualified defined benefit pension plan would be recoverable through our government contracts.

The PPA requires underfunded pension plans to improve their funding ratios based on the funded status of the plan as of specified measurement dates through contributions or application of prepayment credits. As of November 30, 2012, we have accumulated $32.5 million in prepayment credits as a result of advanced funding.

On July 6, 2012, the Moving Ahead for Progress in the 21st Century Act (“MAP-21”) was signed into law by the U.S. government. MAP-21, in part, provides temporary relief for employers who sponsor defined benefit pension plans related to funding contributions under the Employee Retirement Income Security Act of 1974. Specifically, MAP-21 implemented a 25-year average interest rate corridor around the 24 month interest rate used for purposes of determining minimum funding obligations. This relief is expected to defer cash contributions until fiscal 2015 or later.

The funded status of the pension plan may be adversely affected by the investment experience of the plan’s assets, by any changes in U.S. law and by changes in the statutory interest rates used by tax-qualified pension plans in the U.S. to calculate funding requirements. Accordingly, if the performance of our plan’s assets does not meet our assumptions, if there are changes to the Internal Revenue Service regulations or other applicable law or if other actuarial assumptions are modified, our future contributions to our underfunded pension plan could be higher than we expect.

The level of returns on retirement benefit plan assets, changes in interest rates, changes in legislation, and other factors affects our financial results.

The timing of recognition of pension expense or income in our financial statements differs from the timing of the required pension funding under PPA or the amount of funding that can be recorded in our overhead rates through our government contracting business. Our earnings are positively or negatively impacted by the amount of expense or income we record for our employee retirement benefit plans. We calculate the expense for the plans based on actuarial valuations. These valuations are based on assumptions that we make relating to financial market and other economic conditions. Changes in key economic indicators result in changes in the assumptions we use. The key assumptions used to estimate retirement benefit plan expense for the following year are the discount rate and expected long-term rate of return on plan assets. Our pension expense or income can also be affected by legislation and other government regulatory actions.

Although some of our environmental expenditures may be recoverable and we have established reserves, given the many uncertainties involved in assessing liability for environmental claims, our reserves may not be sufficient, which could adversely affect our financial results and cash flows.

As of November 30, 2012, the aggregate range of our estimated future environmental obligations was $189.5 million to $320.9 million and the accrued amount was $189.5 million. We believe the accrued amount for future remediation costs represents the costs that could be incurred by us over the contractual term, if any, or the next fifteen years of the estimated remediation, to the extent they are probable and reasonably estimable. However, in many cases the nature and extent of the required remediation has not yet been determined. Given the many uncertainties involved in assessing liability for environmental claims, our reserves may prove to be insufficient. We evaluate the adequacy of those reserves on a quarterly basis, and adjust them as appropriate. In addition, the reserves are based only on known sites and the known contamination at those sites. It is possible that additional sites needing remediation may be identified or that unknown contamination at previously identified sites may be discovered. It is also possible that the regulatory agencies may change clean-up standards for chemicals of concern such as ammonium perchlorate and trichloroethylene. This could lead to additional expenditures for environmental remediation in the future and, given the uncertainties involved in assessing liability for environmental claims, our reserves may prove to be insufficient.

Most of our environmental costs are incurred by our Aerospace and Defense segment, and certain of these costs are allowed to be included in our contracts with the U.S. government or reimbursable by Northrop. Prior to the third quarter of fiscal 2010, approximately 12% of environmental reserve adjustments related to our Sacramento site and our former Azusa site were charged to the consolidated statements of operations. Subsequent to the third quarter of fiscal 2010, because we reached the reimbursement ceiling under the Northrop Agreement on an accrual basis, approximately 37% of environmental reserve adjustments are expensed to the consolidated statements of operations. We are seeking to amend our agreement with the U.S. government to increase the amount allocable to our U.S. government contracts; however, there can be no assurances that we will be successful in this pursuit.

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

We are subject to federal, state and local laws and regulations that, among other things, require us to obtain permits to operate and install pollution control equipment and regulate the generation, storage, handling, trans-

portation, treatment, and disposal of hazardous and solid wastes. These requirements may become more stringent in the future. Additional regulations dictate how and to what level we remediate contaminated soils and the level to which we are required to clean contaminated groundwater. These requirements may also become more stringent in the future. We may also be subject to fines and penalties relating to the operation of our existing and formerly owned businesses. We have been and are subject to toxic tort and asbestos lawsuits as well as other third-party lawsuits, due to either our past or present use of hazardous substances or the alleged on-site or off-site contamination of the environment through past or present operations. We may incur material costs in defending these claims and lawsuits and any similar claims and lawsuits that may arise in the future. Contamination at our current and former properties is subject to investigation and remediation requirements under federal, state and local laws and regulations, and the full extent of the required remediation has not yet been determined. Any adverse judgment or cash outlay could have a significant adverse effect on our operating results, financial condition, and/or cash flows.

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

A significant portion of our business relates to developing and manufacturing propulsion systems for defense and space applications, and armament systems for precision tactical weapon systems and munitions applications. New technologies may be untested or unproven. In addition, we may incur significant liabilities that are unique to our products and services. In some, but not all, circumstances, we may receive indemnification from the U.S. government. While we maintain insurance for certain risks, the amount of our insurance coverage may not be adequate to cover all claims or liabilities, and it is not possible to obtain insurance to protect against all operational risks and liabilities. Accordingly, we may be forced to bear substantial costs resulting from risks and uncertainties of our business, which could have a material adverse effect on our operating results, financial condition, and/or cash flows.

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

We have a substantial amount of debt for which we are required to make interest and principal payments. Interest on long-term financing is not a recoverable cost under our U.S. government contracts. As of November 30, 2012, we had $248.7 million of debt. Subject to the limits contained in some of the agreements governing our outstanding debt, we may incur additional debt in the future. Following the proposed acquisition of the Rocketdyne Business, it is anticipated that we will have approximately $759 million of outstanding indebtedness, an increase of approximately $510 million, of which $460 million has been incurred as of January 28, 2013 (see Note 15 in Notes to the Consolidated Financial Statements), as compared with our level of outstanding indebtedness as of November 30, 2012. Our maintenance of higher levels of indebtedness could have adverse consequences including impairing our ability to obtain additional financing in the future.

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

We are obligated to comply with financial and other covenants outlined in our debt indentures and agreements that could restrict our operating activities. A failure to comply could result in a default under our Senior Credit Facility which would, if not waived by the lenders which likely would come with substantial cost, accelerate the payment of our debt. A payment default under the Senior Credit Facility could result in cross defaults on our 7  1/8% Notes and our 4.0625% Convertible Subordinated Debentures (the “4 1/16% Debentures”).

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

Based on our existing debt agreements, we were in compliance with our financial and non-financial covenants as of November 30, 2012. Any of the covenants described in this risk factor may restrict our operations and our ability to pursue potentially advantageous business opportunities. Our failure to comply with these covenants could also result in an event of default that, if not cured or waived, could result in the acceleration of the Senior Credit Facility, the 7  1/8% Notes and the 4 1/16% Debentures. In addition, our failure to pay principal and interest when due is a default under the Senior Credit Facility, and in certain cases, would cause cross defaults on the 7 1/8% Notes and 4 1/16% Debentures. We have limited collateral available for additional financing due to the fact that our indebtedness under the Senior Credit Facility is secured by (i) all equity interests owned or held by the Company and Aerojet, including interests in Easton and 66% of the voting stock (and 100% of the non-voting stock) of all present and future first-tier foreign subsidiaries of the Company and Aerojet and (ii) substantially all of the tangible and intangible personal property and assets of the Company and Aerojet. In addition, our indebtedness under the Senior Credit Facility is secured by certain real property owned by the Company and Aerojet located in Orange, Virginia and Redmond, Washington. The Company’s real property located in California, including the real estate holdings of Easton, is excluded from the collateral securing the Senior Credit Facility.

The real estate market involves significant risk, which could adversely affect our financial results.

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

•	we may be unable to complete environmental remediation or to have state and federal environmental restrictions on our property lifted, which could cause a delay or abandonment of these projects;

•	we may be unable to obtain sufficient water sources to service our projects, which may prevent us from executing our plans;

•	our real estate activities may require significant expenditures and we may not be able to obtain financing on favorable terms, which may render us unable to proceed with our plans;

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

We may incur additional costs related to past or future divestitures, which could adversely affect our financial results.

In connection with our divestitures of the Fine Chemicals and GDX Automotive businesses in fiscal 2005 and fiscal 2004, respectively, we have incurred and may incur additional costs, including costs related to the closure of a manufacturing facility in Chartres, France. As of November 30, 2012, we classified our LDACS program as assets held for sale because we expect that we will be required to divest the LDACS product line in order to consummate the acquisition of the Rocketdyne Business. As part of these and other divestitures, we have provided customary indemnification to the purchasers for such matters as claims arising from the operation of the businesses prior to disposition, including warranty and income tax matters, and liability to investigate and remediate certain environmental contamination existing prior to disposition. These additional costs and the indemnification of the purchasers of our former or current businesses may require additional cash expenditures, which could have a material adverse effect on our operating results, financial condition, and/or cash flows.

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

As of November 30, 2012, 13% of our 3,391 employees were covered by collective bargaining agreements. In June 2011, we entered into a new collective bargaining agreement with substantially all of our covered employees through June 2014. In the future, if we are unable to negotiate acceptable new agreements with the unions, upon expiration of the existing contracts, we could experience a strike or work stoppage. Even if we are successful in negotiating new agreements, the new agreements could call for higher wages or benefits paid to union members, which would increase our operating costs and could adversely affect our profitability. If our unionized workers were to engage in a strike or other work stoppage, or other non-unionized operations were to become unionized, we could experience a significant disruption of operations at our facilities or higher ongoing labor costs. A strike or other work stoppage in the facilities of any of our major customers or suppliers could also have similar effects on us.

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

In addition, we have in the past recorded, and may in the future record, out of period adjustments to our financial statements. In making such adjustments we apply the analytical framework of SEC Staff Accounting Bulletin No. 99, “Materiality” (“SAB 99”), to determine whether the effect of any out of period adjustment to our financial statements is material and whether such adjustments, individually or in the aggregate, would require us to restate or revise our financial statements for previous periods. Under SAB 99, companies are required to apply quantitative and qualitative factors to determine the “materiality” of particular adjustments. We recorded out of period adjustments in fiscal 2012 and other prior periods, and in each instance determined that the adjustments were not material to the period in which the error originated or was corrected. In the future we may identify further out of period adjustments impacting our interim or annual financial statements. Depending upon the complete qualitative and quantitative analysis, this could result in us restating or revising previously issued financial statements.

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

Groundwater Litigation

In December 2011, Aerojet received notice of a lawsuit styled Sun Ridge LLC, et al. v. Aerojet-General Corporation, et al., Case No. 34-2011-00114675, filed in Sacramento County Superior Court. The complaint, which also named McDonnell Douglas Corporation (now Boeing Corporation), was filed by owners of properties adjacent to the Aerojet property in Rancho Cordova, California and alleges damages attributable to contamination of groundwater including diminution of property value and increased costs associated with ensuring water supplies in connection with the real estate development. That matter was dismissed without prejudice and the parties entered into settlement discussions. The parties have tentatively agreed to participate in mediation in the first half of 2013. Since this matter is in the early stages, the Company is currently unable to reasonably estimate what the outcome of this complaint will be. Accordingly, no estimate of liability has been accrued for this matter at November 30, 2012. The Company believes that any possible future expenditure related to this claim would be partially recoverable through the Company’s government contracts.

Natural Resource Damage (“NRD”) Assessment Claim

The Company previously manufactured products for the automotive industry at a Toledo, Ohio site, which was adjacent to the Ottawa River. This facility was divested in 1990 and the Company indemnified the buyer for claims and liabilities arising out of certain pre-divestiture environmental matters. In August 2007, the Company, along with numerous other companies, received from the United States Department of Interior Fish and Wildlife Service a notice of a NRD Assessment Plan for the Ottawa River and Northern Maumee Bay. A group of PRPs, including the Company, was formed to respond to the NRD assessment and to pursue funding from the Great Lakes Legacy Act for primary restoration. The restoration project performed by the group consisted of river dredging and land-filling river sediments with a total project cost in the range of approximately $47 million to $49 million, one half of which was funded through the Great Lakes Legacy Act and the net project costs to the PRP group was estimated at $23.5 million to $24.5 million. The dredging of the river that began in December 2009 has been completed. In February 2011, the parties reached an agreement on allocation. As of November 30, 2012, the estimated range of the Company’s share of anticipated costs for the NRD matter was zero to $0.4 million. None of the expenditures related to this matter are recoverable. Still unresolved at this time is the actual NRD Assessment itself. Negotiations with the State and Federal Trustees are ongoing.

Textileather, Inc. (“Textileather”)

In 2008, Textileather, the current owner of the former Toledo, Ohio site, filed a lawsuit against the Company claiming, among other things, that the Company failed to indemnify and defend Textileather for certain contractual environmental obligations. A second suit related to past and future Resource Conservation Recovery Act (“RCRA”) closure costs was filed in late 2009. On May 5, 2010, the District Court granted the Company’s Motion for Summary Judgment, thereby dismissing the claims in the initial action. Textileather appealed to the Sixth Circuit Court of Appeals. On September 11, 2012, the Court of Appeals affirmed the District Court’s decision with respect to Textileather’s Comprehensive Environmental Response Compensation and Liability Act cost recovery claims, but reversed the decision to dismiss its breach of contract claims. The case was remanded to the District Court for further proceedings consistent with the opinion of the Court of Appeals. The District Court is likely to address such issues as allocation of costs subject to GenCorp’s indemnification obligations as well as significant defenses raised by GenCorp in its Motion for Summary Judgment, which was not ruled on by the Court when it granted GenCorp’s Summary Judgment Motion. At the direction of the District Court, the principals commenced informal settlement negotiations. The negotiations were unsuccessful and the Court is preparing a Case Management Order that will likely set a trial date near the end of 2013. As of November 30, 2012, the estimated anticipated costs and accrued amount for the Textileather matter was $2.6 million which is included as a component of the Company’s environmental reserves. None of the expenditures related to this matter are recoverable.

Asbestos Litigation

The Company has been, and continues to be, named as a defendant in lawsuits alleging personal injury or death due to exposure to asbestos in building materials, products, or in manufacturing operations. The majority of cases are pending in Texas and Pennsylvania. There were 141 asbestos cases pending as of November 30, 2012.

Given the lack of any significant consistency to claims (i.e., as to product, operational site, or other relevant assertions) filed against the Company, the Company is unable to make a reasonable estimate of the future costs of pending claims or unasserted claims. Accordingly, no estimate of future liability has been accrued for such contingencies.

In 2011, Aerojet received a letter demand from AMEC, plc, the successor entity to the 1981 purchaser of the business assets of Barnard & Burk, Inc., a former Aerojet subsidiary, for Aerojet to assume the defense of twenty-one asbestos cases, involving 264 plaintiffs, pending in Louisiana and reimbursement of over $1.0 million in past legal fees and expenses. AMEC is asserting that Aerojet retained those liabilities when it sold the Barnard & Burk assets and agreed to indemnify the purchaser therefor. Under the relevant purchase agreement, the purchaser assumed only certain, specified liabilities relating to the operation of Barnard & Burk before the sale, with Barnard & Burk retaining all unassumed pre-closing liabilities, and Aerojet agreed to indemnify the purchaser against unassumed liabilities that are asserted against it. Based on the information provided, Aerojet declined to accept the liability and requested additional information from AMEC pertaining to the basis of the demand. Accordingly, no estimate of liability has been accrued for this matter as of November 30, 2012.

The following table sets forth information related to asbestos litigation:

	Year Ended
	2012		2011		2010
	(Dollars in thousands)
Claims filed	19	***	28	**	27	*
Claims consolidated	—		—		—
Claims dismissed	21		20		15
Claims settled	3		3		5
Claims pending	141		146		141
Aggregate settlement costs	$53		$70		$105
Average settlement costs	$18		$23		$21

*	This number is net of six cases tendered to a third party under a contractual indemnity obligation.

**	This number is net of one case tendered to a third party under a contractual indemnity obligation.

***	This number is net of two cases tendered to a third party under a contractual indemnity obligation.

Legal and administrative fees for the asbestos cases for fiscal 2012, 2011 and 2010 were $0.4 million for all years presented.

Subpoena Duces Tecum

On September 23, 2010, the Company received a subpoena duces tecum from the U.S. Army Criminal Investigation Command, acting on behalf of the Office of the Inspector General of the DoD, requesting that the Company produce a variety of documents pertaining to the use of certain cost estimating factors under its contracts with the DoD. The Company has completed its response to the subpoena through multiple document productions, and met with the investigators on September 27, 2012 and February 1, 2013 and provided further analysis regarding the use of factors on certain contracts compared to incurred material costs. The investigation continues but no financial demand has been made; accordingly, the Company is currently unable to reasonably estimate what the outcome of this civil investigation will be or the impact, if any, the investigation may have on the Company’s operating results, financial condition, and/or cash flows. Accordingly, no estimate of future liability has been accrued for at November 30, 2012. The Company has and continues to cooperate fully with the investigation.

Snappon SA Wrongful Discharge Claims

In November 2003, the Company announced the closing of a manufacturing facility in Chartres, France owned by Snappon SA, a subsidiary of the Company, previously involved in the automotive business. In accordance with French law, Snappon SA negotiated with the local workers’ council regarding the implementation of a social plan for the employees. Following the implementation of the social plan, approximately 188 of the 249 former Snappon employees sued Snappon SA in the Chartres Labour Court alleging wrongful discharge. The claims were heard in two groups. On February 19, 2009, the Versailles Court of Appeal issued a decision in favor of Group 2 plaintiffs and based on this, the Court awarded €1.9 million plus interest. On April 7, 2009, the Versailles Court of Appeal issued a decision in favor of Group 1 plaintiffs and based on this, the Court awarded €1.0 million plus interest. During the second quarter of fiscal 2009, Snappon SA filed for declaration of suspensions of payments with the clerk’s office of the Paris Commercial Court. The employee claims were discharged through the liquidation proceedings, except as to two former employees whose claims remain outstanding. During fiscal 2009, the Company accrued a loss contingency of €2.9 million plus interest for this matter. During fiscal 2012, the Company released $3.8 million of the loss contingency reserve to reflect the discharged employee claims leaving a reserve of $0.2 million as of November 30, 2012.

Item 4.	Mine Safety Disclosures

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholders’ Matters and Issuer Purchases of Equity Securities

As of January 31, 2013, there were 7,773 holders of record of the common stock. On January 31, 2013, the last reported sale price of our common stock on the New York Stock Exchange was $10.73 per share.

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

Common Stock

Our common stock is listed on the New York Stock Exchange under the trading symbol “GY.” The following table lists, on a per share basis for the periods indicated, the high and low sale prices for the common stock as reported by the New York Stock Exchange:

	Common Stock Price
Year Ended November 30,	High	Low
2012
First Quarter	$6.15	$5.20
Second Quarter	$7.27	$5.75
Third Quarter	$9.25	$5.69
Fourth Quarter	$10.38	$8.05
2011
First Quarter	$5.40	$4.95
Second Quarter	$7.09	$5.07
Third Quarter	$6.58	$3.93
Fourth Quarter	$5.44	$3.74

Stock Performance Graph

The following graph compares the cumulative total shareholder returns on $100 invested in our Common Stock in November 2007 with the cumulative total return of (i) the Standard & Poor’s 500 Composite Stock Price Index (“S&P 500 Index”), and (ii) the Standard & Poor’s 500 Aerospace & Defense Index. The stock price performance shown on the graph is not necessarily indicative of future performance.

Comparison of Cumulative Total Shareholder Return

Among GenCorp, S&P 500 Index, and the S&P 500 Aerospace & Defense Index,

November 2007 through November 2012

Comparison of Cumulative Five Year Total Return

Company/Index	Base Period 2007	As of November 30,
		2008	2009	2010	2011	2012

GenCorp Inc.	$100.00	$23.64	$64.55	$40.58	$44.96	$76.03
S&P 500 Index	100.00	61.91	77.62	85.34	92.02	106.87
S&P 500 Aerospace & Defense	100.00	58.13	76.52	86.76	94.27	106.62

Item 6.	Selected Financial Data

The following selected financial data is qualified by reference to and should be read in conjunction with the Consolidated Financial Statements, including the Notes thereto in Item 8. Consolidated Financial Statements and Supplementary Data, and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	Year Ended
	2012	2011	2010	2009	2008
	(In millions, except per share amounts)
Net sales	$994.9	$918.1	$857.9	$795.4	$742.3
Net (loss) income:
(Loss) income from continuing operations, net of income taxes	$(5.7)	$2.9	$6.0	$58.9	$(5.1)
Income (loss) from discontinued operations, net of income taxes	3.1	—	0.8	(6.7)	(0.1)

Net (loss) income	$(2.6)	$2.9	$6.8	$52.2	$(5.2)

Basic (loss) earnings per share of Common Stock
(Loss) income from continuing operations, net of income taxes	$(0.09)	$0.05	$0.11	$1.00	$(0.09)
Income (loss) from discontinued operations, net of income taxes	0.05	—	0.01	(0.11)	—

Total	$(0.04)	$0.05	$0.12	$0.89	$(0.09)

Diluted (loss) earnings per share of Common Stock
(Loss) income from continuing operations, net of income taxes	$(0.09)	$0.05	$0.11	$0.96	$(0.09)
Income (loss) from discontinued operations, net of income taxes	0.05	—	0.01	(0.10)	—

Total	$(0.04)	$0.05	$0.12	$0.86	$(0.09)

Supplemental statement of operations information:
Income (loss) from continuing operations before income taxes	$13.2	$9.0	$2.1	$41.3	$(4.2)
Interest expense	22.3	30.8	37.0	38.6	37.2
Interest income	(0.6)	(1.0)	(1.6)	(1.9)	(4.2)
Depreciation and amortization	22.3	24.6	27.9	25.7	25.5
Retirement benefit expense (benefit)	41.0	46.4	41.9	(11.9)	8.0
Unusual items in continuing operations
Shareholder agreement and related costs	—	—	—	—	16.8
Defined benefit pension plan amendment	—	—	—	—	14.6
Executive severance agreements	—	—	1.4	3.1	—
Rocketdyne Business acquisition related costs	11.6	—	—	—	—
Loss on legal matters and settlements	0.7	4.1	2.8	1.3	2.9
Loss on bank amendment	—	1.3	0.7	0.2	—
Loss on debt repurchased	0.4	0.2	1.2	—	—
Gain on legal settlement and insurance recoveries	—	—	(2.7)	—	(1.2)

Adjusted EBITDAP (Non-GAAP measure)	$110.9	$115.4	$110.7	$96.4	$95.4

Cash flow information:
Cash flow provided by operating activities	$86.2	$76.8	$148.1	$50.3	$28.0
Cash flow (used in) provided by investing activities	(36.6)	5.6	(43.5)	(14.3)	(21.3)
Cash flow used in financing activities	(75.5)	(75.9)	(49.4)	(2.4)	(6.3)
Balance Sheet information:
Total assets	$919.3	$939.5	$991.5	$934.9	$1,004.5
Long-term debt, including current maturities	248.7	326.4	392.7	421.6	416.1

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

A summary of the significant financial highlights for fiscal 2012 which management uses to evaluate our operating performance and financial condition is presented below.

•	Net sales for fiscal 2012 increased to $994.9 million from $918.1 million for fiscal 2011.

•	Net loss for fiscal 2012 was ($2.6) million, or ($0.04) loss per share, compared to a net income of $2.9 million, or $0.05 diluted income per share, for fiscal 2011.

•	Adjusted EBITDAP (Non-GAAP measure) for fiscal 2012 was $110.9 million or 11.1% of net sales, compared to $115.4 million or 12.6% of net sales, for fiscal 2011.

•

Segment performance (Non-GAAP measure) before environmental remediation provision adjustments, retirement benefit plan expense, and unusual items was $119.2 million for fiscal 2012, compared to $114.2 million for fiscal 2011.

•	Cash provided by operating activities in fiscal 2012 totaled $86.2 million, compared to $76.8 million in fiscal 2011.

•	Free cash flow (Non-GAAP measure) in fiscal 2012 totaled $49.0 million, compared to $55.7 million in fiscal 2011.

•	As of November 30, 2012, we had $86.6 million in net debt (Non-GAAP measure) compared to $138.4 million as of November 30, 2011.

•	Funded backlog was $1,018 million as of November 30, 2012 compared to $902 million as of November 30, 2011.

We provide Non-GAAP measures as a supplement to financial results based on GAAP. A reconciliation of the Non-GAAP measures to the most directly comparable GAAP measures is presented later in the Management’s Discussion and Analysis under the heading “Operating Segment Information” and “Use of Non-GAAP Financial Measures.”

In July 2012, we signed a definitive agreement to acquire the Rocketdyne Business from UTC for $550 million. The purchase price of $550 million, which is subject to adjustment for changes in working capital and other specified items, is expected to be financed with a combination of cash on hand and issuance of debt. The acquisition of the Rocketdyne Business is conditioned upon, among other things, the receipt of required regulatory approvals and other customary closing conditions. Subject to the satisfaction of these conditions, the acquisition is expected to close in the first half of 2013. If the Acquisition is not completed, we will be required to pay a termination fee of up to $20.0 million in the event that the Purchase Agreement is terminated in certain circumstances.

The Rocketdyne Business is the largest liquid rocket propulsion designer, developer, and manufacturer in the U.S. For more than 50 years, the Rocketdyne Business has set the standard in space propulsion design, development and manufacturing. The Rocketdyne Business has powered nearly all of NASA’s human-rated launch vehicles to date and has recorded more than 1,600 space launches.

We believe the Rocketdyne Business acquisition will provide strategic value for the country, our customers, and our stakeholders. The combined enterprise will be better positioned to compete in a dynamic, highly competitive marketplace, and provide more affordable products for our customers. In addition, this transaction is expected to almost double our net sales and provide additional growth opportunities as we build upon the complementary capabilities of each legacy company.

On January 28, 2013, we issued $460.0 million in aggregate principal amount of our 7 1/8% Notes. The 7 1/8% Notes were sold to qualified institutional buyers in accordance with Rule 144A under the Securities Act and outside the U.S. in accordance with Regulation S under the Securities Act. We intend to use the net proceeds of the 7 1/8% Notes offering to fund, in part, the proposed acquisition of the Rocketdyne Business, and to pay related fees and expenses. The proceeds from the 7 1/8% Notes offering were deposited into escrow pending the consummation of the proposed Acquisition. If the Acquisition is not consummated on or prior to July 21, 2013 (subject to a one-month extension upon satisfaction of certain conditions) or upon the occurrence of certain other events, the 7 1/8% Notes will be subject to a special mandatory redemption at a price equal to 100% of the issue price of the 7 1/8% Notes, plus accrued and unpaid interest, if any, to, but not including the date of the special mandatory redemption. See Note 15 in Notes to the Consolidated Financial Statements.

In connection with the financing of the Acquisition, we also intend to borrow the $50 million New Term Loan under our Senior Credit Facility, which is available in a single draw until 360 days after August 16, 2012 to fund the Acquisition (or to be deposited in an account held by the administrative agent under our Senior Credit Facility in anticipation of the Acquisition).

We expect to incur substantial expenses in connection with the Acquisition and the integration of our operations with the Rocketdyne Business. We incurred $11.6 million of expenses related to the proposed acquisition of the Rocketdyne Business in fiscal 2012. There are a large number of processes, policies, procedures, operations, technologies and systems that must be integrated, including purchasing, accounting and finance, sales, payroll, pricing, marketing, and benefits. While we have assumed that a certain level of expenses will be incurred, there are many factors beyond our control that could affect the total amount or the timing of the integration expenses. Moreover, many of the expenses that will be incurred are, by their nature, difficult to estimate.

As of November 30, 2012, we classified our LDACS program as assets held for sale because we expect that we will be required to divest the LDACS product line in order to finalize the acquisition of the Rocketdyne Business. The net sales associated with the LDACS program totaled $34.3 million in fiscal 2012. See Note 13 in Notes to the Consolidated Financial Statements.

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

Some of the significant challenges we face are as follows: dependence upon government programs and contracts, future reductions or changes in U.S. government spending in our industry, integration of the possible Rocketdyne Business acquisition, environmental matters, capital structure, an underfunded pension plan, and implementation of our ERP system. Some of these matters are discussed in more detail below.

Major Customers

The principal end user customers of our products and technology are agencies of the U.S. government. Since a majority of our sales are, directly or indirectly, to the U.S. government, funding for the purchase of our products and services generally follows trends in U.S. aerospace and defense spending.

Customers that represented more than 10% of net sales for the fiscal years presented are as follows:

	Year Ended
	2012	2011	2010
Raytheon	37%	36%	37%
Lockheed Martin	32	28	27

Sales to the U.S. government and its agencies, including sales to our significant customers discussed above, were as follows (dollars in millions):

	U.S. Government Sales	Percent of Net Sales
Fiscal 2012	$936.9	94%
Fiscal 2011	855.8	93
Fiscal 2010	786.1	92

The Standard Missile program, which is included in the U.S. government sales, represented 25%, 24%, and 26% of net sales for fiscal 2012, 2011, and 2010, respectively.

Industry Update

Our primary aerospace and defense customers include the DoD, and its agencies, the government prime contractors that supply products to these customers, and NASA. As a result, we rely on particular levels of U.S. government spending on propulsion systems for defense and space applications and armament systems for precision tactical weapon systems and munitions applications, and our backlog depends, in a large part, on continued funding by the U.S. government for the programs in which we are involved. These spending levels are not generally correlated with any specific economic cycle, but rather follow the cycle of general public policy and political support for this type of spending. Moreover, although our contracts often contemplate that our services will be performed over a period of several years, the Executive Branch must propose and Congress must approve funds for a given program each government fiscal year and may significantly change — increase, reduce or eliminate — funding for a program. A decrease in DoD and/or NASA expenditures, the elimination or curtailment of a material program in which we are involved, or changes in payment patterns of our customers as a result of changes in U.S. government spending, could have a material adverse effect on our operating results, financial condition, and/or cash flows.

For the GFY ended September 30, 2012 and beyond, federal department/agency budgets are expected to remain under pressure due to the financial impacts from spending cap agreements contained in the Budget Control Act, as well as from on-going military operations and the cumulative effects of annual federal budget deficits and rising U.S. federal debt. As a result, the DoD GFY 2013 budget request submitted to Congress on February 13, 2012 is $525.4 billion for the base budget, $45 billion below the amount planned for GFY 2013 a year ago and $5.2 billion below the final GFY 2012 appropriated amount. The DoD budget request includes cuts and other initiatives that will reduce DoD spending by $259 billion over the next five years and $487 billion over ten years, consistent with the Budget Control Act. The NASA GFY 2013 budget request is $17.7 billion.

Since the bicameral and bipartisan Congressional Joint Select Committee on Deficit Reduction created by the Budget Control Act of 2011 charged with reducing the deficit by an additional $1.2 trillion over the ten years beginning with GFY 2013 failed to reach a compromise, additional discretionary spending caps (sequestration) were expected to be triggered beginning on January 2, 2013 when Congress and the Administration were not able to reach agreement on means to reduce the deficit by $1.2 trillion. However, the agreement that led to enactment of the American Taxpayer Relief Act of 2012 included a two month delay to sequestration in order to allow additional time to continue work on reaching an agreement on discretionary spending levels. Subsequently, there remains a significant level of uncertainty and lack of detail available to predict specific future aerospace and defense spending. However, defense and aerospace contractors will likely only gradually feel the effects of any additional cuts over the next year as research and development and procurement funding already appropriated are spent over two to three years, respectively.

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

Summary of our environmental reserve, estimated range of liability, and recoverable amounts as of November 30, 2012 is presented below:

	Reserve	Recoverable Amount(1)	Estimated Range of Liability
	(In millions)
Sacramento	$140.5	$102.5	$140.5 — $220.5
Baldwin Park Operable Unit	31.2	22.8	31.2 — 63.5
Other Aerojet sites	10.8	10.1	10.8 — 25.8
Other sites	7.0	0.8	7.0 — 11.1

Total	$189.5	$136.2	$189.5 — $320.9

(1)	Excludes the long-term receivable from Northrop of $69.3 million as of November 30, 2012.

Most of our environmental costs are incurred by our Aerospace and Defense segment, and certain of these future costs are allowable to be included in our contracts with the U.S. government and allocable to Northrop until the cumulative expenditure limitation is reached. Prior to the third quarter of fiscal 2010, approximately 12% of such costs related to our Sacramento site and our former Azusa site were not reimbursable and were therefore directly charged to the consolidated statements of operations. Subsequent to the third quarter of fiscal 2010, because we reached the reimbursement ceiling under the Northrop Agreement, approximately 37% of such costs were not reimbursable and were therefore directly charged to the consolidated statements of operations. However, we are seeking to amend our agreement with the U.S. government to increase the amount allocable to U.S. government contracts. There can be no assurances that we will be successful in this pursuit.

The inclusion of such environmental costs in our contracts with the U.S. government does impact our competitive pricing and earnings; however, we believe that this impact is mitigated by driving improvements and efficiencies across our operations as well as our ability to deliver innovative and quality products to our customers.

Capital Structure

Although we substantially reduced our debt levels, improved our maturity profile, increased liquidity, and increased our credit ratings during fiscal 2012, we still have a substantial amount of debt for which we are required to make interest and principal payments. Interest on long-term financing is not a recoverable cost under our U.S. government contracts. As of November 30, 2012, we had $248.7 million of total debt outstanding.

Following the proposed acquisition of the Rocketdyne Business, it is anticipated that we will have approximately $759 million of outstanding indebtedness, representing an increase of approximately $510 million from our outstanding indebtedness as of November 30, 2012, of which $460 million has been incurred as of January 28, 2013 through the sale of the 7 1/8% Notes (see Note 15 in Notes to the Consolidated Financial Statements), and $50 million is expected to be incurred through the borrowing of the New Term Loan under the Senior Credit Facility.

Retirement Benefits

The decline in the discount rate used to measure the present value of the defined benefit pension liabilities from our fiscal year end 2011 to our fiscal year end 2012 resulted in a significant increase in the unfunded pension obligation for our tax-qualified defined benefit pension plan. The unfunded pension obligation for our tax-qualified defined benefit pension plan was $454.5 million as of November 30, 2012 with total defined benefit pension assets of $1,243.1 million as of such date. However, as a result of MAP-21, which was signed into law on July 6, 2012 and provides temporary relief for employers who sponsor defined benefit pension plans, we do not expect to make any cash contributions to our tax-qualified defined benefit pension plan until fiscal 2015 or later. In addition, under the Office of Federal Procurement Policy rules, we will recover portions of any required pension funding through our government contracts and we estimate that approximately 84% of our unfunded pension obligation as of November 30, 2012 is related to our government contracting business.

We estimate that our retirement benefit expense will be approximately $64 million in fiscal 2013.

The funded status of the pension plan may be adversely affected by the investment experience of the plan’s assets, by any changes in U.S. law and by changes in the statutory interest rates used by tax-qualified pension plans in the U.S. to calculate funding requirements. Accordingly, if the performance of our plan’s assets does not meet our assumptions, if there are changes to the Internal Revenue Service regulations or other applicable law or if other actuarial assumptions are modified, our future contributions to our underfunded pension plan could be higher than we expect.

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

We selected the Oracle Business Suite as our ERP solution and work began on the project in fiscal 2011. We have committed a full-time cross-functional team of employees to work with our ERP partner and our systems integrator. This team is responsible for ensuring that the system configuration is consistent with our business requirements and best business practices, coordinating data migration, addressing change management issues, testing controls, resolving implementation issues and developing a user training program. We anticipate the one-time cost of implementation, both capital and expense, will range from approximately $32 million to $37 million, consisting primarily of software and hardware costs, system integrator costs, labor costs, and data migration. We anticipate completing the ERP project in fiscal 2013. Through November 2012, we have expended $29.0 million of our implementation costs of which $23.4 million represents capital expenditures.

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

Results of Operations

	Year Ended
	2012	2011	2010
	(In millions, except per share amounts)
Net sales	$994.9	$918.1	$857.9
Operating costs and expenses:
Cost of sales (exclusive of items shown separately below)	869.6	799.3	753.9
Selling, general and administrative	41.9	40.9	26.7
Depreciation and amortization	22.3	24.6	27.9
Other expense, net	26.2	14.5	11.9

Total operating costs and expenses	960.0	879.3	820.4
Operating income	34.9	38.8	37.5
Non-operating (income) expense
Interest expense	22.3	30.8	37.0
Interest income	(0.6)	(1.0)	(1.6)

Total non-operating expense, net	21.7	29.8	35.4
Income from continuing operations before income taxes	13.2	9.0	2.1
Income tax provision (benefit)	18.9	6.1	(3.9)

(Loss) income from continuing operations	(5.7)	2.9	6.0
Income from discontinued operations, net of income taxes	3.1	—	0.8

Net (loss) income	$(2.6)	$2.9	$6.8

Net sales

	Year Ended			Year Ended
	2012	2011	Change*	2011	2010	Change**
	(In millions)
Net sales	$994.9	$918.1	$76.8	$918.1	$857.9	$60.2

*

Primary reason for change.    The increase in net sales was primarily due to (i) increased deliveries on the THAAD program generating $39.6 million in additional net sales; (ii) increase of $34.5 million in the various Standard Missile programs primarily from the timing of deliveries; and (iii) increased engineering technology activities on the T3 contracts resulting in $17.7 million of additional net sales. The increase in net sales was partially offset by a reduction of $24.9 million on the Hawk program due to the completion of the production contract in the first quarter of fiscal 2012.

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

Sales by contract type were as follows:

	Year Ended
	2012	2011	2010
Fixed-price contracts	52%	53%	50%
Cost reimbursable contracts	42	41	43
Other sales including commercial contracts and real estate activities	6	6	7

Total	100%	100%	100%

Cost of sales (exclusive of items shown separately below)

	Year Ended			Year Ended
	2012	2011	Change*	2011	2010	Change**
	(In millions, except percentage amounts)
Cost of sales (exclusive of items shown separately below)	$869.6	$799.3	$70.3	$799.3	$753.9	$45.4
Percentage of net sales	87.4%	87.1%		87.1%	87.9%
Components of cost of sales:
Cost of sales excluding retirement benefit expense	$850.7	$778.3	$72.4	$778.3	$724.6	$53.7
Retirement benefit plan expense	18.9	21.0	(2.1)	21.0	29.3	(8.3)

Cost of sales	$869.6	$799.3	$70.3	$799.3	$753.9	$45.4

*	Primary reason for change. Cost of sales as a percentage of net sales was essentially unchanged.

**

Primary reason for change.    The decrease in costs of sales as a percentage of net sales was primarily driven by lower non-cash aerospace and defense retirement benefit plan expense of $8.3 million. See discussion of “Retirement Benefit Plans” below.

Selling, general and administrative (“SG&A”)

	Year Ended			Year Ended
	2012	2011	Change*	2011	2010	Change**
	(In millions, except percentage amounts)
SG&A	$41.9	$40.9	$1.0	$40.9	$26.7	$14.2
Percentage of net sales	4.2%	4.5%		4.5%	3.1%
Components of SG&A:
SG&A excluding retirement benefit expense and stock based compensation	$13.3	$11.8	$1.5	$11.8	$13.7	$(1.9)
Retirement benefit plan expense	22.1	25.4	(3.3)	25.4	12.6	12.8
Stock-based compensation	6.5	3.7	2.8	3.7	0.4	3.3

SG&A	$41.9	$40.9	$1.0	$40.9	$26.7	$14.2

*

Primary reason for change.    The increase in SG&A expense is primarily related to (i) an increase of $2.8 million in stock-based compensation primarily due to changes in the fair value of the stock appreciation rights and (ii) an increase in professional and consulting fees of $1.1 million related to our continuing evaluation of our corporate strategy. The increase in SG&A was partially offset by a decrease of $3.3 million of non-cash corporate retirement benefit plan expenses. See discussion of “Retirement Benefit Plans” below.

**

Primary reason for change.    The increase in SG&A expense is primarily due to an increase of $12.8 million of non-cash corporate retirement benefit plan expenses. See discussion of “Retirement Benefit Plans” below. Additionally, stock-based compensation increased by $3.3 million compared to the prior period primarily due to changes in the fair value of the stock appreciation rights and stock awards granted in November 2010 and March 2011.

Depreciation and amortization

	Year Ended			Year Ended
	2012	2011	Change*	2011	2010	Change**
	(In millions)
Depreciation and amortization	$22.3	$24.6	$(2.3)	$24.6	$27.9	$(3.3)

*

Primary reason for change.    The decrease in depreciation and amortization is primarily related to the following (i) reduction in the estimated useful life of tangible assets related to our fire suppression programs in the third quarter of fiscal 2011 and (ii) a decrease in the capital expenditures put into service in fiscal 2012.

**

Primary reason for change.    The decrease in depreciation and amortization is primarily related to the $1.6 million write-down of a long-lived asset in the fourth quarter of fiscal 2010 and the determination to shorten the estimated useful life on an automotive program’s manufacturing equipment in the fourth quarter of fiscal 2010.

Other expense, net

	Year Ended			Year Ended
	2012	2011	Change*	2011	2010	Change**
	(In millions)
Other expense, net	$26.2	$14.5	$11.7	$14.5	$11.9	$2.6

*

Primary reason for change.    The increase in other expense, net was primarily due to the following: (i) an increase in unusual item charges of $7.1 million; (ii) higher non-reimbursable environmental remediation costs of $3.0 million; and (iii) a $1.5 million contribution made in fiscal 2012 to support space science education. See discussion of unusual items below.

**	Primary reason for change. The increase in other expense, net was primarily due to an increase in unusual item charges of $2.2 million. See discussion of unusual items below.

Total unusual items expense, a component of other expense, net in the consolidated statements of operations, was as follows:

	Year Ended
	2012	2011	2010
	(In millions)
Aerospace and Defense:
Loss on legal matters and settlements	$0.7	$4.1	$2.8

Aerospace and defense unusual items	0.7	4.1	2.8

Corporate:
Rocketdyne Business acquisition related costs	11.6	—	—
Executive severance agreements	—	—	1.4
Loss on debt repurchased	0.4	0.2	1.2
Loss on bank amendment	—	1.3	0.7
Gain on legal settlement	—	—	(2.7)

Corporate unusual items	12.0	1.5	0.6

Total unusual items	$12.7	$5.6	$3.4

Fiscal 2012

We recorded $0.7 million for realized losses and interest associated with the failure to register with the SEC the issuance of certain of our common shares under the defined contribution 401(k) employee benefit plan.

We incurred expenses of $11.6 million, including internal labor costs of $2.0 million, related to the proposed Rocketdyne Business acquisition announced in July 2012.

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

During fiscal 2010, we repurchased $22.5 million principal amount of our 9 1/2% Notes at 102% of par, plus accrued and unpaid interest using a portion of the net proceeds of our 4 1/16% Debentures issued in December 2009. A summary of our losses on the 9 1/2% Notes repurchased during fiscal 2010 is as follows (in millions):

Principal amount repurchased	$22.5
Cash repurchase price	(23.0)
Write-off of the deferred financing costs	(0.4)

Loss on 9 1/2% Notes repurchased	$(0.9)

Interest expense

	Year Ended			Year Ended
	2012	2011	Change*	2011	2010	Change**
	(In millions)
Interest expense	$22.3	$30.8	$(8.5)	$30.8	$37.0	$(6.2)
Components of interest expense:
Contractual interest and other	19.4	24.1	(4.7)	24.1	26.5	(2.4)
Debt discount amortization	—	3.5	(3.5)	3.5	6.7	(3.2)
Amortization of deferred financing costs	2.9	3.2	(0.3)	3.2	3.8	(0.6)

*

Primary reason for change.    The decrease in interest expense was primarily due to the repurchase of debt in fiscal 2012 and 2011. We repurchased $68.4 million of the outstanding 2 1/4 % Debentures in fiscal 2011 and repurchased $75.0 million of the outstanding 9 1/2% Notes in fiscal 2012.

**

Primary reason for change.    The decrease in interest expense was primarily due to lower average debt balances during fiscal 2011 compared to fiscal 2010 periods, including the repurchase of $22.5 million and $77.8 million of principal on the 9 1/2% Notes and 2 1/4% Debentures, respectively, in fiscal 2010.

Interest income

	Year Ended			Year Ended
	2012	2011	Change*	2011	2010	Change**
	(In millions)
Interest income	$0.6	$1.0	$(0.4)	$1.0	$1.6	$(0.6)

*	Primary reason for change. The decrease in interest income was primarily due to lower average interest rates and cash balances in fiscal 2012 compared to fiscal 2011.

**	Primary reason for change. The decline in interest income was primarily due to lower average interest rates during fiscal 2011 compared fiscal 2010 partially offset by higher average cash balances.

Income tax provision (benefit)

	Year Ended
	2012	2011	2010
	(In millions)
Income tax provision (benefit)	$18.9	$6.1	$(3.9)

A valuation allowance has been recorded to offset a substantial portion of our net deferred tax assets at November 30, 2012 and 2011 to reflect the uncertainty of realization (see discussion below). Deferred tax assets and liabilities arise due to temporary differences in the basis of our assets and liabilities between financial statement accounting and income tax based accounting. Changes in these temporary differences cause an increase or decrease to income taxes payable; however, our net deferred tax balances do not change due to the valuation allowance on the deferred tax assets. A significant part of our effective tax rate is due to the current period change in these temporary differences which represent future tax income or deductions. The following table shows the reconciling items between the income tax provision (benefit) using the federal statutory rate and our reported income tax provision (benefit).

	Year Ended
	2012	2011	2010
	(In millions)
Statutory U.S. federal income tax rate	$4.6	$3.2	$0.7
State and local income taxes, net of U.S. federal income tax effect	2.7	2.7	2.0
Tax settlements and refund claims, including interest	—	0.3	(6.2)
Reserve adjustments	2.8	0.1	—
Valuation allowance adjustments	13.0	(4.0)	(3.1)
Unregistered stock rescission	0.2	0.3	0.3
Non-deductible convertible debt interest	2.8	2.8	2.5
Deferred net operating loss to additional paid in capital	3.1	0.2	—
Research credits	(10.0)	—	—
Benefit of manufacturing deductions	(1.3)	—	—
Other, net	1.0	0.5	(0.1)

Income tax provision (benefit)	$18.9	$6.1	$(3.9)

As of November 30, 2012 and 2011, the valuation allowance was $288.1 million and $211.1 million, respectively. A valuation allowance is required when it is more likely than not that all or a portion of deferred tax assets may not be realized. Establishment and removal of a valuation allowance requires management to consider all positive and negative evidence and make a judgmental decision regarding the amount of valuation allowance required as of a reporting date. The weight given to the evidence is commensurate with the extent to which it can be objectively verified. The more negative evidence that exists, the more positive evidence is necessary and the more difficult it is to support a conclusion that a valuation allowance is not needed. Additionally, in accordance with accounting standards, the effect of our proposed acquisition of the Rocketdyne Business has not been considered in the evaluation of the valuation allowance.

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

•

Projections of our future results which reflect uncertainty over our ability to generate taxable income principally due to: (i) increased periodic pension expense in fiscal 2013 due to a decline in the discount rate utilized to value the pension obligation associated with our defined benefit pension plan and (ii) the lack of objective, verifiable evidence to predict future aerospace and defense spending associated with the Budget Control Act of 2011, including which governmental spending accounts may be subject to sequestration, the percentage reduction with respect thereto, and the latitude agencies will have in selecting specific expenditures to cut.

As of November 30, 2012, the weight of the negative evidence, principally associated with the above uncertainties, outweighed the recent historical positive evidence regarding the likelihood that a substantial portion of the net deferred tax assets was realizable. Depending on our ability to continue to generate taxable income and the resolution of the above uncertainties favorably, it is possible that the valuation allowance could be released during fiscal 2013, which would materially and favorably affect our results of operations in the period of the reversal. Management will continue to evaluate the ability to realize our net deferred tax assets and related valuation allowance on a quarterly basis.

The American Taxpayer Relief Act of 2012 passed in January 2013, retroactively reinstated the federal research and development credit. As a result, we expect to record an estimated benefit to our income tax expense in the first quarter of fiscal 2013 of approximately $1.0 million.

Discontinued Operations:

On August 31, 2004, we completed the sale of our GDX Automotive business. On November 30, 2005, we completed the sale of our Fine Chemicals business. The remaining subsidiaries after the sale of GDX Automotive, including Snappon SA, and the Fine Chemicals business are classified as discontinued operations in our Consolidated Financial Statements.

In November 2003, we announced the closing of a GDX manufacturing facility in Chartres, France owned by Snappon SA, a subsidiary of the Company. The decision resulted primarily from declining sales volumes with French automobile manufacturers. In June 2004, we completed the legal process for closing the facility and establishing a social plan. During fiscal 2009, an expense of approximately €2.9 million ($3.8 million) was recorded related to legal judgments rendered against Snappon SA under French law, related to wrongful discharge claims by certain former employees of Snappon SA. During fiscal 2009, Snappon SA filed for declaration of suspensions of payments with the clerk’s office of the Paris Commercial Court. During fiscal 2012, we released a $3.8 million loss contingency reserve for discharged employee claims (see Note 7(b) in Notes to Consolidated Financial Statements).

During fiscal 2012, we recorded a charge of $1.0 million for environmental obligations related to our former Fine Chemicals business.

Summarized financial information for discontinued operations is set forth below:

	Year Ended
	2012	2011	2010
	(In millions)
Net sales	$—	$—	$—
Income before income taxes(1)	2.6	—	0.7
Income tax benefit	0.5	—	0.1
Income from discontinued operations	3.1	—	0.8

(1)	Includes foreign currency transaction gains and (losses) of $0.4 million in fiscal 2012, ($0.3) million in fiscal 2011, and $1.7 million in fiscal 2010.

Retirement Benefit Plans:

Components of retirement benefit expense are:

	Year Ended
	2012	2011	2010
	(In millions)
Service cost(1)	$4.6	$4.0	$4.6
Interest cost on benefit obligation	76.8	81.9	90.1
Assumed return on plan assets	(99.2)	(102.4)	(107.8)
Amortization of prior service (credits) costs	(0.1)	0.1	0.1
Amortization of net losses	58.9	62.8	54.9

Net retirement benefit expense	$41.0	$46.4	$41.9

(1)	Service cost for pension benefits represents the administrative costs of the pension plan.

We estimate that our non-cash retirement benefit expense will be approximately $64 million in fiscal 2013 compared to $41.0 million in fiscal 2012. The timing of recognition of pension expense or income in our financial statements differs from the timing of the required pension funding under PPA or the amount of funding that can be recorded in our overhead rates through our government contracting business.

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

Additionally, we sponsor a defined contribution 401(k) plan and participation in the plan is available to all employees. Effective January 15, 2009, we discontinued the employer matching component to the defined contribution 401(k) plan for non-collective bargaining-unit employees. Effective April 15, 2009, all future contribution investment elections directed into the GenCorp Stock Fund were redirected to other investment options and our collective bargaining-unit employee matching contributions were made in cash. Effective the first full payroll in July 2010, for non-collective bargaining-unit employees, matching contributions were reinstated in cash at the same level in effect prior to January 15, 2009 and invested according to participants’ investment elections in effect at the time of contribution. Our contributions to the 401(k) plan were $10.8 million in fiscal 2012, $9.9 million in fiscal 2011, and $3.7 million in fiscal 2010.

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

Aerospace and Defense Segment

	Year Ended			Year Ended
	2012	2011	Change*	2011	2010	Change**
	(In millions, except percentage amounts)
Net Sales	$986.1	$909.7	$76.4	$909.7	$850.7	$59.0
Segment Performance	84.5	74.6	9.9	74.6	67.3	7.3
Segment margin	8.6%	8.2%		8.2%	7.9%
Segment margin before environmental remediation provision adjustments, retirement benefit plan expense, and unusual items (Non-GAAP measure)	11.7%	11.9%		11.9%	11.7%
Components of segment performance:
Aerospace and Defense	$115.5	$108.6	$6.9	$108.6	$99.6	$9.0
Environmental remediation provision adjustments	(11.4)	(8.9)	(2.5)	(8.9)	(0.2)	(8.7)
Retirement benefit plan expense	(18.9)	(21.0)	2.1	(21.0)	(29.3)	8.3
Unusual items	(0.7)	(4.1)	3.4	(4.1)	(2.8)	(1.3)

Aerospace and Defense total	$84.5	$74.6	$9.9	$74.6	$67.3	$7.3

*

Primary reason for change.    The increase in net sales was primarily due to (i) increased deliveries on the THAAD program generating $39.6 million in additional net sales; (ii) increase of $34.5 million in the various Standard Missile programs primarily from the timing of deliveries; and (iii) increased engineering technology activities on the T3 contracts resulting in $17.7 million of additional net sales. The increase in net sales was partially offset by a reduction of $24.9 million on the Hawk program due to the completion of the production contract in the first quarter of fiscal 2012.

Segment margin before environmental remediation provision adjustments, retirement benefit plan expense, and unusual items (Non-GAAP measure) was 11.7% for fiscal 2012, compared to 11.9% for fiscal 2011.

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

Segment margin before environmental remediation provision adjustments, retirement benefit plan expense, and unusual items (Non-GAAP measure) was 11.9% for fiscal 2011, compared to 11.7% for fiscal 2010.

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

Real Estate Segment

	Year Ended			Year Ended
	2012	2011	Change*	2011	2010	Change**
	(In millions)
Net Sales	$8.8	$8.4	$0.4	$8.4	$7.2	$1.2
Segment Performance	3.7	5.6	(1.9)	5.6	5.3	0.3

*

Primary reason for change.    Net sales and segment performance consist primarily of rental property operations. Fiscal 2012 results included $3.7 million in land sales resulting in a gain of $0.2 million. The decrease in segment performance is primarily due to gains on land sales in fiscal 2011 and higher rental operation costs in fiscal 2012.

**

Primary reason for change.    Net sales and segment performance consist primarily of rental property operations. Fiscal 2011 results included $1.7 million in land sales resulting in a gain of $1.2 million.

Use of Non-GAAP Financial Measures

In addition to segment performance (discussed above), we provide the Non-GAAP financial measure of our operational performance called Adjusted EBITDAP. We use this metric to further our understanding of the historical and prospective consolidated core operating performance of our segments, net of expenses incurred by our corporate activities in the ordinary, ongoing and customary course of our operations. Further, we believe that to effectively compare the core operating performance metric from period to period on a historical and prospective basis, the metric should exclude items relating to retirement benefits (pension and postretirement benefits), significant non-cash expenses, the impacts of financing decisions on the earnings, and items incurred outside the ordinary, ongoing and customary course of our operations. Accordingly, we define Adjusted EBITDAP as GAAP income from continuing operations before income taxes adjusted by interest expense, interest income, depreciation and amortization, retirement benefit expense, and unusual items which we do not believe are reflective of such ordinary, ongoing and customary course activities. Adjusted EBITDAP does not represent, and should not be considered an alternative to, net (loss) income, as determined in accordance with GAAP.

	Year Ended
	2012	2011	2010
	(In millions)
Income from continuing operations before income taxes	$13.2	$9.0	$2.1
Interest expense	22.3	30.8	37.0
Interest income	(0.6)	(1.0)	(1.6)
Depreciation and amortization	22.3	24.6	27.9
Retirement benefit expense	41.0	46.4	41.9
Unusual items
Executive severance agreements	—	—	1.4
Rocketdyne Business acquisition related costs	11.6	—	—
Loss on legal matters and settlements	0.7	4.1	2.8
Loss on bank amendment	—	1.3	0.7
Loss on debt repurchased	0.4	0.2	1.2
Gain on legal settlement	—	—	(2.7)

Adjusted EBITDAP	$110.9	$115.4	$110.7

Adjusted EBITDAP as a percentage of net sales	11.1%	12.6%	12.9%

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

	Year Ended
	2012	2011	2010
	(In millions)
Cash provided by operating activities	$86.2	$76.8	$148.1
Capital expenditures	(37.2)	(21.1)	(16.9)

Free cash flow	$49.0	$55.7	$131.2

	As of November 30,
	2012	2011	2010
	(In millions)
Debt principal	$248.7	$326.4	$396.7
Cash and cash equivalents	(162.1)	(188.0)	(181.5)
Marketable securities	—	—	(26.7)

Net debt	$86.6	$138.4	$188.5

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

In addition to the costs associated with environmental remediation discussed above, we incur expenditures for recurring costs associated with managing hazardous substances or pollutants in ongoing operations which totaled $6.3 million in fiscal 2012, $7.1 million in fiscal 2011, and $8.8 million in fiscal 2010.

Reserves

We review on a quarterly basis estimated future remediation costs that could be incurred over the contractual term or next fifteen years of the expected remediation. These liabilities have not been discounted to their present value as the timing of cash payments is not fixed or reliably determinable. We have an established practice of estimating environmental remediation costs over a fifteen year period, except for those environmental remediation costs with a specific contractual term. With respect to the BPOU site, our estimates of anticipated environmental remediation costs only extend through the term of the Project agreement for such site, which expires in 2017, since we are unable to reasonably estimate the related costs after the expiration of such agreement. Therefore no reserve has been accrued for this site for the period after the expiration of the Project agreement and we will reevaluate the environmental reserves related to the BPOU site once the terms of a new agreement related to the site are available and we are able to reasonably estimate the related environmental remediation costs. At that time, the amount of reserves accrued following such reevaluation may be significant. As the period for which estimated environmental remediation costs increase, the reliability of such estimates decrease. These estimates consider the investigative work and analysis of engineers, outside environmental consultants, and the advice of legal staff regarding the status and anticipated results of various administrative and legal proceedings. In most cases, only a range of reasonably possible costs can be estimated. In establishing our reserves, the most probable estimate is used when determinable; otherwise, the minimum amount is used when no single amount in the range is more probable. Accordingly, such estimates can change as we periodically evaluate and revise such estimates as new information becomes available. We cannot predict whether new information gained as projects progress will affect the estimated liability accrued. The timing of payment for estimated future environmental costs is influenced by a number of factors such as the regulatory approval process, the time required to design, construct, and implement the remedy.

A summary of our environmental reserve activity is shown below:

	Aerojet - Sacramento	Aerojet - BPOU	Other Aerojet Sites	Total Aerojet	Other	Total Environmental Reserve
	(In millions)
November 30, 2009	$152.5	$47.8	$10.8	$211.1	$11.6	$222.7
Additions	6.7	9.5	11.7	27.9	8.6	36.5
Expenditures	(19.4)	(11.2)	(2.4)	(33.0)	(8.5)	(41.5)

November 30, 2010	139.8	46.1	20.1	206.0	11.7	217.7
Additions	21.2	5.9	5.9	33.0	(0.1)	32.9
Expenditures	(30.3)	(13.4)	(13.9)	(57.6)	(2.4)	(60.0)

November 30, 2011	130.7	38.6	12.1	181.4	9.2	190.6
Additions	24.5	5.9	3.8	34.2	0.5	34.7
Expenditures	(14.7)	(13.3)	(5.1)	(33.1)	(2.7)	(35.8)

November 30, 2012	$140.5	$31.2	$10.8	$182.5	$7.0	$189.5

The $34.7 million of environmental reserve additions in fiscal 2012 was primarily due to the following items: (i) $15.3 million of additional operations and maintenance for treatment facilities; (ii) $6.7 million of remediation related to operable treatment units; (iii) $3.5 million of additional estimated costs related to the Camden, Arkansas site; (iv) $1.4 million associated with water replacement; and (v) $7.8 million related to other environmental clean-up matters.

The $32.9 million of environmental reserve additions in fiscal 2011 was primarily due to the following items: (i) $9.0 million associated with water replacement; (ii) $7.6 million of additional operations and maintenance for treatment facilities; (iii) $2.6 million of additional estimated costs related to the Fullerton, California site; (iv) $2.5 million of remediation related to operable treatment units; (v) $2.4 million of additional estimated costs related to the Camden, Arkansas site; and (vi) $8.8 million related to other environmental clean-up matters.

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

As part of the acquisition of the Atlantic Research Corporation (“ARC”) propulsion business in October 2003, Aerojet entered into an agreement with ARC pursuant to which Aerojet is responsible for up to $20.0 million of costs (“Pre-Close Environmental Costs”) associated with environmental issues that arose prior to Aerojet’s acquisition of the ARC propulsion business. Pursuant to a separate agreement with the U.S. government which was entered into prior to the completion of the ARC acquisition, these Pre-Close Environmental Costs are not subject to limitations under the Global Settlement, and are recovered through the establishment of prices for Aerojet’s products and services sold to the U.S. government. A summary of the Pre-Close Environmental Costs is shown below (in millions):

Pre-Close Environmental Costs	$20.0
Amount spent through November 30, 2012	(13.9)
Amount included as a component of reserves for environmental remediation costs in the consolidated balance sheet as of November 30, 2012	(4.5)

Remaining Pre-Close Environmental Costs	$1.6

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

Pursuant to the Global Settlement covering environmental costs associated with Aerojet’s Sacramento site and its former Azusa site, prior to the third quarter of fiscal 2010, approximately 12% of such costs related to our Sacramento site and our former Azusa site were not reimbursable and were therefore directly charged to the consolidated statements of operations. Subsequent to the third quarter of fiscal 2010, because we reached the reimbursement ceiling under the Northrop Agreement, approximately 37% of such costs were not reimbursable and were therefore directly charged to the consolidated statements of operations. See additional information below.

Allowable environmental costs are reimbursable and included as a component of general and administrative costs in the pricing of all government contracts and allocated to contracts based on government approved cost accounting practices. Aerojet’s mix of contracts can affect the actual reimbursement made by the U.S. government. Because these costs are recovered through forward-pricing arrangements, the ability of Aerojet to continue recovering these costs from the U.S. government depends on Aerojet’s sustained business volume under U.S. government contracts and programs and the relative size of Aerojet’s commercial business. Annually, we evaluate Aerojet’s forecasted business volume under U.S. government contracts and programs and the relative size of Aerojet’s commercial business as part of its long-term business review.

Pursuant to the Northrop Agreement, environmental expenditures to be reimbursed are subject to annual limitations and the total reimbursements are limited to a ceiling of $189.7 million. A summary of the Northrop Agreement activity is shown below (in millions):

Total reimbursable costs under the Northrop Agreement	$189.7
Amount reimbursed through November 30, 2012	(93.7)

Potential future cost reimbursements available(1)	96.0
Long-term receivable from Northrop in excess of the annual limitation included in the Consolidated Balance Sheet as of November 30, 2012	(69.3)
Amounts recoverable from Northrop in future periods included as a component of recoverable from the U.S. government and other third parties for environmental remediation costs in the Consolidated Balance Sheet as of November 30, 2012	(26.7)

Potential future recoverable amounts available under the Northrop Agreement	$—

(1)	Includes the short-term receivable from Northrop of $6.0 million as of November 30, 2012.

Our applicable cost estimates reached the cumulative limitation under the Northrop Agreement during the third quarter of fiscal 2010. We have accumulated $18.2 million of environmental remediation provision adjustments above the cumulative limitation under the Northrop Agreement through November 30, 2012. Accordingly, subsequent to the third quarter of fiscal 2010, we had incurred a higher percentage of expense related to additions to the Sacramento site and BPOU site environmental reserve until an arrangement is reached with the U.S. government. While we are currently seeking an arrangement with the U.S. government to recover environmental expenditures in excess of the reimbursement ceiling identified in the Northrop Agreement, there can be no assurances that such a recovery will be obtained, or if not obtained, that such unreimbursed environmental expenditures will not have a materially adverse effect on our operating results, financial condition, and/or cash flows.

A summary of the current and non-current recoverable amounts from Northrop and the U.S government is shown below:

	Recoverable Environmental Remediation - U.S. Government	Recoverable Environmental Remediation - Northrop	Total Recoverable - U.S Government and Northrop
	(In millions)
November 30, 2009	$125.3	$103.4	$228.7
Additions	20.7	2.8	23.5
Reimbursements	(20.2)	(7.6)	(27.8)
Other adjustments	2.6	(0.8)	1.8
Change in Northrop noncurrent receivable (see discussion above)	—	5.2	5.2

November 30, 2010	128.4	103.0	231.4
Additions	21.5	—	21.5
Reimbursements	(41.4)	(10.9)	(52.3)
Other adjustments	2.7	(1.0)	1.7
Change in Northrop noncurrent receivable (see discussion above)	—	7.7	7.7

November 30, 2011	111.2	98.8	210.0
Additions	21.7	—	21.7
Reimbursements	(22.7)	(7.0)	(29.7)
Other adjustments	1.3	(0.8)	0.5
Change in Northrop noncurrent receivable (see discussion above)	—	3.0	3.0

November 30, 2012	$111.5	$94.0	$205.5

Fiscal 2012 Activity

Fiscal 2012 additions — The $21.7 million of additions to the environmental recoverable asset was primarily due to the following items: (i) $9.0 million of additional operations and maintenance for treatment facilities; (ii) $4.3 million of remediation related to operable treatment units; (iii) $3.3 million of additional estimated costs related to the Camden, Arkansas site; (iv) $0.8 million associated with water replacement; and (v) $4.3 million related to other environmental clean-up matters.

Fiscal 2012 reimbursements — The $29.7 million of environmental expenditures that were reimbursed related to the following items: (i) $14.7 million for operations and maintenance of treatment facilities; (ii) $7.1 million of remediation related to operable treatment units; (iii) $1.8 million of additional estimated costs related to the Camden, Arkansas site; (iv) $1.3 million associated with water supply replacement and (v) $4.8 million related to other environmental clean-up matters.

Fiscal 2012 other adjustments — reflects changes in the amount recoverable due to updated recoverability estimates from the U.S. government or Northrop.

Fiscal 2011 Activity

Fiscal 2011 additions — The $21.5 million of additions to the environmental recoverable asset was primarily due to the following items: (i) $5.3 million associated with water replacement; (ii) $4.4 million of additional operations and maintenance for treatment facilities; (iii) $2.5 million of additional estimated costs related to the Fullerton, California site; (iv) $2.4 million of additional estimated costs related to the Camden site; (v) $1.5 million of remediation related to operable treatment units; and (vi) $5.4 million related to other environmental clean-up matters.

Fiscal 2011 reimbursements — The $52.3 million of environmental expenditures that were reimbursed related to the following items: (i) $17.2 million associated with water supply replacement; (ii) $14.7 million for operations and maintenance of treatment facilities; (iii) $7.6 million related to the Fullerton, California site; (iv) $6.8 million of remediation related to operable treatment units; and (v) $6.0 million related to other environmental clean-up matters.

Fiscal 2011 other adjustments — reflects changes in the amount recoverable due to updated recoverability estimates from the U.S. government or Northrop.

Fiscal 2010 Activity

Fiscal 2010 additions — The $23.5 million of additions to the environmental recoverable asset was primarily due to the following items: (i) $11.4 million of additional operations and maintenance for treatment facilities; (ii) $9.4 million associated with environmental settlements; (iii) $1.3 million of additions for remediation related to operable treatment units; (iv) $1.0 million associated with replacement water; and (v) $0.4 million related to other environmental clean-up matters.

Fiscal 2010 reimbursements — The $27.8 million of environmental expenditures that were reimbursed related to the following items: (i) $13.8 million for operations and maintenance of treatment facilities; (ii) $4.4 million of remediation related to operable treatment units; (iii) $3.8 million associated with water supply replacement; (iv) $2.1 million for the construction of new treatment facilities; (v) $1.3 million for source site investigations; and (vi) $2.4 million related to other environmental clean-up matters.

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

Environmental reserves and recoveries impact to the Consolidated Statements of Operations

The expenses associated with adjustments to the environmental reserves are recorded as a component of other expense, net in the Consolidated Statements of Operations. Summarized financial information for the impact of environmental reserves and recoveries to the Consolidated Statements of Operations is set forth below:

	Estimated Recoverable Amounts from Northrop	Estimated Recoverable Amounts from U.S. Government	Total Estimated Recoverable Amounts Under U.S. Government Contracts	Charge to Consolidated Statement of Operations(1)	Total Environmental Reserve Additions
	(In millions)
Fiscal 2012	$—	$23.1	$23.1	$11.6	$34.7
Fiscal 2011	—	24.3	24.3	8.6	32.9
Fiscal 2010	2.8	24.9	27.7	8.8	36.5

(1)	Includes $18.2 million of environmental remediation provision adjustments above the cumulative limitation under the Northrop Agreement through November 30, 2012.

Adoption of New Accounting Principles

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

New Accounting Pronouncements

In June 2011, the FASB issued amended guidance on the presentation of comprehensive income. The amended guidance eliminates one of the presentation options provided by current U.S. GAAP, which is to pres-

ent the components of other comprehensive income as part of the statement of changes in stockholders’ equity. In addition, it gives an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This guidance is effective for us beginning in the first quarter of fiscal 2013, and will be applied retrospectively. As the accounting standard only impacts disclosures, the new standard will not have an impact on our financial position, results of operations, or cash flows.

Liquidity and Capital Resources

The change in cash and cash equivalents is summarized as follows:

	Year Ended
	2012	2011	2010
	(In millions)
Net Cash Provided by Operating Activities	$86.2	$76.8	$148.1
Net Cash (Used in) Provided by Investing Activities	(36.6)	5.6	(43.5)
Net Cash Used in Financing Activities	(75.5)	(75.9)	(49.4)

(Decrease) increase in cash and cash equivalents	$(25.9)	$6.5	$55.2

Net Cash Provided by Operating Activities

The $86.2 million of cash provided by operating activities in fiscal 2012 was primarily the result of the net loss adjusted for non-cash adjustments which generated $64.1 million of cash and an increase of $22.3 million in accounts payable which was primarily due to the timing of payments.

The $76.8 million of cash provided by operating activities in fiscal 2011 was primarily the result of net income adjusted for non-cash adjustments which generated $85.6 million of cash partially offset by a net cash usage of $14.2 million related to environmental remediation and retirement benefit plans.

The $148.1 million of cash provided by operating activities in fiscal 2010 was primarily the result of net income adjusted for non-cash adjustments which generated $90.1 million of cash and a $74.8 million increase in cash provided by working capital (defined as accounts receivable, inventories, accounts payable, contract advances, income tax related, and other current assets and liabilities). The increase in working capital is due to the following: (i) an increase in contract advances of $44.0 million from prior year; (ii) a decrease in inventories of $10.7 million primarily due to an increase in customer progress payments; and (iii) an increase in collections on billed accounts receivables, resulting in a decrease in receivables days outstanding.

Net Cash (Used In) Provided By Investing Activities

During fiscal 2012, we had capital expenditures of $37.2 million of which $14.9 million was related to our ERP implementation. During fiscal 2011 and 2010, we had capital expenditures of $21.1 million and $16.9 million, respectively. The majority of our capital expenditures directly supports our contract and customer requirements and is primarily made for asset replacement, capacity expansion, development of new projects, and safety and productivity improvements.

During fiscal 2012, we generated proceeds of $0.6 million from the sale of a property. During fiscal 2011, we generated $26.7 million of net cash from the sale of marketable securities. During fiscal 2010, we made a net cash investment of $26.6 million in marketable securities.

Net Cash Used in Financing Activities

During fiscal 2012, we had $77.7 million in debt repayments (see below). In addition, other financing activities provided $2.2 million of cash.

During fiscal 2011, we had $70.1 million in debt repayments and $1.8 million in vendor financing payments. In addition, we incurred $4.2 million in debt issuance costs related to the amendment to the Senior Credit Facility.

During fiscal 2010, cash of $200.0 million was generated reflecting the issuance of the 4 1/16% Debentures in December 2009, offset by $240.2 million in debt repayments. In addition, we incurred $7.7 million in debt issuance costs and had vendor financing repayments of $1.5 million.

Borrowing Activity and Senior Credit Facility:

Our debt activity during fiscal 2012 was as follows:

	November 30, 2011	Cash Payments	November 30, 2012
	(In millions)
Term loan	$50.0	$(2.5)	$47.5
9 1/2% Notes	75.0	(75.0)	—
4 1/16% Debentures	200.0	—	200.0
2 1/4% Debentures	0.2	—	0.2
Other debt	1.2	(0.2)	1.0

Total Debt and Borrowing Activity	$326.4	$(77.7)	$248.7

On November 18, 2011, we entered into the Senior Credit Facility with the lenders identified therein and Wells Fargo Bank, National Association, as administrative agent, which replaced our prior credit facility.

On May 30, 2012, we, along with Aerojet as guarantor, executed an amendment (the “First Amendment”) to the Senior Credit Facility with the lenders identified therein, and Wells Fargo Bank, National Association, as administrative agent. The First Amendment, among other things, (1) provided for an incremental facility of up to $50.0 million through a additional borrowings under the term loan facility and/or increases under the revolving credit facility (2) provided greater flexibility with respect to our ability to incur indebtedness to support permitted acquisitions, and (3) increased the aggregate limitation on sale leasebacks from $20.0 million to $30.0 million during the term of the Senior Credit Facility.

On August 16, 2012, we, along with Aerojet as guarantor, executed an amendment (the “Second Amendment”) to the Senior Credit Facility with the lenders identified therein, and Wells Fargo Bank, National Association, as administrative agent. The Second Amendment, among other things, (1) allowed for the incurrence of up to $510 million of second lien indebtedness in connection with the Acquisition, and (2) provided for a new delayed draw term loan in an amount of up to $50 million in connection with the Acquisition or, in certain circumstances, for general corporate purposes.

On January 14, 2013, we, along with Aerojet as guarantor, executed an amendment (the “Third Amendment”) to the Senior Credit Facility with the lenders identified therein, and Wells Fargo Bank, National Association, as administrative agent. The Third Amendment, among other things, allowed for the 7 1/8% Notes to be secured by a first priority security interest in the escrow account into which the proceeds of the 7  1/8% Notes offering were deposited pending the consummation of the Acquisition. See Note 15 in Notes to the Consolidated Financial Statements.

The Senior Credit Facility, as amended, provides for credit of up to $300.0 million in aggregate principal amount of senior secured financing, consisting of:

•	a 5-year $50.0 million term loan facility;

•	a 5-year $150.0 million revolving credit facility;

•

an incremental facility under which we are entitled to incur, subject to certain conditions, up to $50.0 million of additional borrowings under the term loan facility and/or increases under the revolving credit facility; and

•	a delayed draw term loan of up to $50 million.

The revolving credit facility includes a $100.0 million sublimit for the issuance of letters of credit and a $5.0 million sublimit for swingline loans. The term loan facility amortizes in quarterly installments at a rate of 5.0%

of the original principal amount per annum, with the balance due on the maturity date. Outstanding indebtedness under the Senior Credit Facility may be voluntarily prepaid at any time, in whole or in part, in general without premium or penalty (subject to customary breakage costs).

As of November 30, 2012, we had $44.8 million outstanding letters of credit under the $100.0 million subfacility for standby letters of credit and had $47.5 million outstanding under the term loan facility.

In general, borrowings under the Senior Credit Facility bear interest at a rate equal to the LIBOR plus 350 basis points (subject to downward adjustment), or the base rate as it is defined in the credit agreement governing the Senior Credit Facility plus 250 basis points (subject to downward adjustment). In addition, we are charged a commitment fee of 50 basis points per annum on unused amounts of the revolving credit facility and 350 basis points per annum (subject to downward adjustment), along with a fronting fee of 25 basis points per annum, on the undrawn amount of all outstanding letters of credit.

Aerojet guarantees the payment obligations under the Senior Credit Facility. All obligations under the Senior Credit Facility are further secured by (i) all equity interests owned or held by the loan parties, including interests in our Easton subsidiary and 66% of the voting stock (and 100% of the non-voting stock) of all present and future first-tier foreign subsidiaries of the loan parties; (ii) substantially all of the tangible and intangible personal property and assets of the loan parties; and (iii) certain real property owned by the loan parties located in Orange, Virginia and Redmond, Washington. Our real property located in California, including the real estate holdings of Easton, are excluded from collateralization under the Senior Credit Facility.

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

Financial Covenant	Actual Ratios as of November 30, 2012	Required Ratios
Interest coverage ratio, as defined under the Senior Credit Facility	6.05 to 1.00	Not less than: 2.40 to 1.00
Leverage ratio, as defined under the Senior Credit Facility	1.30 to 1.00	Not greater than: 3.50 to 1.00

We were in compliance with our financial and non-financial covenants as of November 30, 2012.

Outlook

Short-term liquidity requirements consist primarily of recurring operating expenses, including but not limited to costs related to our retirement benefit plans, capital and environmental expenditures, acquisition costs of the Rocketdyne Business, and debt service requirements. We believe that our existing cash and cash equivalents, cash flow from operations, and existing credit facilities will provide sufficient funds to meet our operating plan for the next twelve months. The operating plan for this period provides for full operation of our businesses, and interest and principal payments on our debt.

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

On January 28, 2013, we issued $460.0 million in aggregate principal amount of our 7 1/8% Notes. The 7 1/8% Notes were sold to qualified institutional buyers in accordance with Rule 144A under the Securities Act and outside the U.S. in accordance with Regulation S under the Securities Act. We intend to use the net proceeds of the 7 1/8% Notes offering to fund, in part, the proposed acquisition of the Rocketdyne Business, and to pay related fees and expenses. The proceeds from the 7 1/8% Notes offering were deposited into escrow pending the consummation of the proposed Acquisition. If the Acquisition is not consummated on or prior to July 21, 2013 (subject to a one-month extension upon satisfaction of certain conditions) or upon the occurrence of certain other events, the 7 1/8% Notes will be subject to a special mandatory redemption at a price equal to 100% of the issue price of the 7 1/8% Notes, plus accrued and unpaid interest, if any, to, but not including the date of the special mandatory redemption. See Note 15 in Notes to the Consolidated Financial Statements.

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

Contractual Obligations

We have contractual obligations and commitments in the form of debt obligations, operating leases, certain other liabilities, and purchase commitments. The following table summarizes our contractual obligations as of November 30, 2012 and their expected effect on our liquidity and cash flows in future periods:

	Payments due by Period
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
	(In millions)
Contractual Obligations:
Long-term debt:
Term loan	$47.5	$2.5	$5.0	$40.0	$—
4 1/16% Debentures	200.0	—	200.0	—	—
Other debt	1.2	0.2	0.6	0.4	—
Interest on long-term debt(1)	32.9	12.7	16.6	3.6	—
Postretirement medical and life benefits(2)	64.6	7.5	14.8	13.9	28.4
Operating leases	22.4	8.2	9.6	3.9	0.7
Conditional asset retirement obligations(3)	20.8	—	—	3.8	17.0
Liabilities associated with legal settlements	9.3	7.0	2.3	—	—

Total	$398.7	$38.1	$248.9	$65.6	$46.1

(1)	Includes interest on variable debt calculated based on interest rates at November 30, 2012.

(2)

The payments presented above are expected payments for the next 10 years. The payments for postretirement medical and life benefits reflect the estimated benefit payments of the plans using the provisions currently in effect. The obligation related to postretirement medical and life benefits is actuarially determined on an annual basis. The estimated payments have been reduced to reflect the provisions of the Medicare Prescription Drug, Improvement and Modernization Act of 2003. A substantial portion of these amounts are recoverable through our contracts with the U.S. government.

(3)

The conditional asset retirement obligations presented are related to our Aerospace and Defense segment, and certain of these future obligations are allowable costs under our contracts with the U.S. government.

As of November 30, 2012, the liability for uncertain income tax positions was $4.4 million. Due to the uncertainty regarding the timing of potential future cash flows associated with these liabilities, we are unable to make a reasonably reliable estimate of the amount and period in which these liabilities might be paid.

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

As of November 30, 2012, arrangements with off-balance sheet risk consisted of:

•

$44.8 million in outstanding commercial letters of credit expiring within the next twelve months, the majority of which may be renewed by either a letter of credit, or in some cases, a surety bond, primarily to collateralize obligations for environmental remediation and insurance coverage.

•	$39.3 million in outstanding surety bonds to satisfy indemnification obligations for environmental remediation coverage.

•	Up to $120.0 million aggregate in guarantees by GenCorp of Aerojet’s obligations to U.S. government agencies for environmental remediation activities.

•	Guarantees, jointly and severally, by our material domestic subsidiaries of our obligations under our Senior Credit Facility.

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

Goodwill

Goodwill represents the excess of the purchase price of an acquired enterprise or assets over the fair values of the identifiable assets acquired and liabilities assumed. Tests for impairment of goodwill are performed on an annual basis, or at any other time, if events occur or circumstances indicate that the carrying amount of goodwill may not be recoverable. We evaluated goodwill for impairment as of September 1, 2012 and 2011, and determined that goodwill was not impaired.

We evaluate qualitative factors (including macroeconomic conditions, industry and market considerations, cost factors, and overall financial performance) to determine whether it is necessary to perform the first step of the two-step goodwill test. This step is referred to as the “Step Zero analysis”. If it is determined that it is more likely than not (a likelihood of more than 50%) that the fair value of a reporting unit is less than its carrying amount, we will need to proceed to the first step (“Step One”) of the two-step goodwill test. In evaluating whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, relevant events and circumstances as discussed above shall be assessed. If, after assessing the totality of events or circumstances, we determine that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then the first and second steps of the impairment test are unnecessary.

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

All of our recorded goodwill resides in the Aerospace and Defense reporting unit. As of September 1, 2012 and 2011, we evaluated goodwill using a “Step Zero analysis” and determined that it was more likely than not that the fair value of the Aerospace and Defense reporting unit exceeded its carrying amount by a substantial margin.

There can be no assurance that our estimates and assumptions made for purposes of our goodwill impairment testing will prove to be accurate predictions of the future. If our assumptions and estimates are incorrect, we may be required to record goodwill impairment charges in future periods.

Retirement Benefit Plans

We have a frozen defined benefit pension plan that previously covered substantially all salaried and hourly employees. In addition, we provide medical and life insurance benefits (“postretirement benefits”) to certain eligible retired employees, with varied coverage by employee group. Generally, employees hired after January 1, 1997 are not eligible for postretirement benefits. Annual charges are made for the cost of the plans, including administrative costs, interest costs on benefit obligations, and net amortization and deferrals, increased or reduced by the return on assets. We also sponsor a defined contribution 401(k) plan and participation in the plan is available to all employees.

Retirement benefits are a significant cost of doing business and represent obligations that will be ultimately settled far in the future and therefore are subject to estimates. We will recover portions of any required retirement benefits funding through our government contracts. Our pension and medical and life benefit obligations and related costs are calculated using actuarial concepts in accordance with GAAP. We are required to make assumptions regarding such variables as the expected long-term rate of return on assets and the discount rate applied to determine service cost and interest cost to arrive at pension income or expense for the year.

We used the following assumptions, calculated based on a weighted-average, to determine the benefit obligations and net periodic benefit expense for the applicable fiscal year.

	Pension Benefits		Medical and Life Benefits
	2012	2011	2012	2011
Discount rate (benefit obligations)	3.68%	4.95%	3.24%	4.58%
Discount rate (net periodic benefit expense)	4.95%	5.21%	4.58%	4.65%
Expected long-term rate of return on plan assets	8.00%	8.00%	*	*

*	Not applicable.

The discount rate represents the current market interest rate used to determine the present value of future cash flows currently expected to be required to settle pension obligations. Based on market conditions, discount rates can experience significant variability. Changes in discount rates can significantly change the liability and accordingly the funded status of the pension plan. The discount rate was determined at November 30, 2012 for our pension plans, and is subject to change each year based on changes in overall market interest rates. The assumed discount rate represents the market rate available for investments in high-quality fixed income instruments with maturities matched to the expected benefit payments for pension and medical and life benefit plans.

The expected long-term rate of return on plan assets represents the rate of earnings expected in the funds invested, and funds to be invested, to provide for anticipated benefit payments to plan participants. We evaluated the plan’s historical investment performance, its current and expected asset allocation, and, with input from our external advisors and investment managers, developed best estimates of future investment performance of the plan’s assets. Based on this analysis, we have assumed a long-term rate of return on plan assets of 8.00%.

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

A one percentage point change in the key assumptions would have the following effects on the projected benefit obligations as of November 30, 2012 and on expense for fiscal 2012:

	Pension Benefits and Medical and Life Benefits Discount Rate		Expected Long-term Rate of Return	Assumed Healthcare Cost of Trend Rate
	Net Periodic Benefit Expense	Projected Benefit Obligation	Net Periodic Pension Benefit Expense	Net Periodic Medical and Life Benefit Expense	Accumulated Benefit Obligation
	(In millions)
1% decrease	$22.9	$193.5	$12.4	$(0.5)	$(2.0)
1% increase	(19.7)	(161.7)	(12.4)	0.5	2.2

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

As of November 30, 2012, our debt totaled $248.7 million: $201.2 million, or 81%, was at an average fixed rate of 4.09%; and $47.5 million, or 19%, was at a variable rate of 3.71%.

The estimated fair value and principal amount for our long-term debt is presented below:

	Fair Value		Principal Amount
	November 30, 2012	November 30, 2011	November 30, 2012	November 30, 2011
	(In millions)
Term loan	$47.5	$49.5	$47.5	$50.0
9 1/2% Notes	—	75.1	—	75.0
4 1/16% Debentures	246.0	184.0	200.0	200.0
Other debt	1.2	1.4	1.2	1.4

	$294.7	$310.0	$248.7	$326.4

The fair values of the term loan, 9 1/2% Notes, and 4 1/16% Debentures were determined using broker quotes that are based on open markets as of November 30, 2012 and November 30, 2011, respectively. The fair value of the other debt was determined to approximate carrying value.

Item 8.	Consolidated Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of GenCorp Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of GenCorp Inc. and its subsidiaries at November 30, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended November 30, 2012 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of November 30, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Sacramento, California

February 11, 2013

GENCORP INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended
	2012	2011	2010
	(In millions, except per share amounts)
Net sales	$994.9	$918.1	$857.9
Operating costs and expenses:
Cost of sales (exclusive of items shown separately below)	869.6	799.3	753.9
Selling, general and administrative	41.9	40.9	26.7
Depreciation and amortization	22.3	24.6	27.9
Other expense, net	26.2	14.5	11.9

Total operating costs and expenses	960.0	879.3	820.4
Operating income	34.9	38.8	37.5
Non-operating (income) expense
Interest expense	22.3	30.8	37.0
Interest income	(0.6)	(1.0)	(1.6)

Total non-operating expense, net	21.7	29.8	35.4
Income from continuing operations before income taxes	13.2	9.0	2.1
Income tax provision (benefit)	18.9	6.1	(3.9)

(Loss) income from continuing operations	(5.7)	2.9	6.0
Income from discontinued operations, net of income taxes	3.1	—	0.8

Net (loss) income	$(2.6)	$2.9	$6.8

(Loss) income per share of common stock

Basic and Diluted:
(Loss) income per share from continuing operations	$(0.09)	$0.05	$0.11
Income from discontinued operations, net of income taxes	0.05	—	0.01

Net (loss) income per share	$(0.04)	$0.05	$0.12

Weighted average shares of common stock outstanding	59.0	58.7	58.5

Weighted average shares of common stock outstanding, assuming dilution	59.0	58.7	58.6

See Notes to Consolidated Financial Statements.

GENCORP INC.

CONSOLIDATED BALANCE SHEETS

	November 30, 2012	November 30, 2011
	(In millions, except per share and share amounts)
ASSETS
Current Assets
Cash and cash equivalents	$162.1	$188.0
Accounts receivable	111.5	107.0
Inventories	46.9	49.5
Recoverable from the U.S. government and other third parties for environmental remediation costs	22.3	23.6
Receivable from Northrop Grumman Corporation (“Northrop”)	6.0	6.0
Other receivables, prepaid expenses and other	16.8	21.5
Income taxes	2.5	5.3

Total Current Assets	368.1	400.9
Noncurrent Assets
Property, plant and equipment, net	143.9	126.9
Real estate held for entitlement and leasing	70.2	63.3
Recoverable from the U.S. government and other third parties for environmental remediation costs	107.9	114.1
Receivable from Northrop	69.3	66.3
Goodwill	94.9	94.9
Intangible assets	13.9	15.4
Other noncurrent assets, net	51.1	57.7

Total Noncurrent Assets	551.2	538.6

Total Assets	$919.3	$939.5

LIABILITIES, REDEEMABLE COMMON STOCK, AND SHAREHOLDERS’ DEFICIT
Current Liabilities
Short-term borrowings and current portion of long-term debt	$2.7	$2.8
Accounts payable	56.1	33.8
Reserves for environmental remediation costs	39.5	40.7
Postretirement medical and life benefits	7.5	6.8
Advance payments on contracts	100.1	108.5
Deferred income taxes	9.4	3.1
Other current liabilities	103.3	104.1

Total Current Liabilities	318.6	299.8
Noncurrent Liabilities
Senior debt	45.0	47.5
Senior subordinated notes	—	75.0
Convertible subordinated notes	200.2	200.2
Other debt	0.8	0.9
Deferred income taxes	2.2	4.5
Reserves for environmental remediation costs	150.0	149.9
Pension benefits	454.5	236.4
Postretirement medical and life benefits	68.3	68.4
Other noncurrent liabilities	68.5	64.1

Total Noncurrent Liabilities	989.5	846.9

Total Liabilities	1,308.1	1,146.7
Commitments and contingencies (Note 7)
Redeemable common stock, par value of $0.10; 0.4 million shares issued and outstanding as of November 30, 2012 and 2011	3.9	4.4
Shareholders’ Deficit
Preference stock, par value of $1.00; 15.0 million shares authorized; none issued or outstanding	—	—
Common stock, par value of $0.10; 150.0 million shares authorized; 58.9 million shares issued and outstanding as of November 30, 2012; 58.4 million shares issued and outstanding as of November 30, 2011	5.9	5.9
Other capital	269.6	261.2
Accumulated deficit	(181.9)	(179.3)
Accumulated other comprehensive loss, net of income taxes	(486.3)	(299.4)

Total Shareholders’ Deficit	(392.7)	(211.6)

Total Liabilities, Redeemable Common Stock and Shareholders’ Deficit	$919.3	$939.5

See Notes to Consolidated Financial Statements.

GENCORP INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT AND COMPREHENSIVE INCOME (LOSS)

	Comprehensive Income (Loss)	Common Stock		Other Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders’ Deficit
		Shares	Amount
	(In millions)
November 30, 2009		57.9	$5.9	$258.0	$(189.0)	$(353.8)	$(278.9)
Net income	$6.8	—	—	—	6.8	—	6.8
Amortization of net actuarial losses	54.9	—	—	—	—	54.9	54.9
Actuarial gains arising during the period, net	17.6	—	—	—	—	17.6	17.6
Amortization of prior service costs	0.1	—	—	—	—	0.1	0.1
Reclassification from redeemable common stock	—	0.1	—	0.9	—	—	0.9
Repurchase of convertible debt	—	—	—	(2.9)	—	—	(2.9)
Stock-based compensation and shares issued under equity plan	—	0.1	—	1.3	—	—	1.3

November 30, 2010	$79.4	58.1	5.9	257.3	(182.2)	(281.2)	(200.2)

Net income	$2.9	—	—	—	2.9	—	2.9
Amortization of net actuarial losses	62.8	—	—	—	—	62.8	62.8
Actuarial losses arising during the period, net	(81.1)	—	—	—	—	(81.1)	(81.1)
Amortization of prior service costs	0.1	—	—	—	—	0.1	0.1
Reclassification from redeemable common stock	—	0.1	—	0.7	—	—	0.7
Tax benefit from shares issued under equity and performance incentive plans	—	—	—	0.2	—	—	0.2
Repurchase of convertible debt	—	—	—	(0.3)	—	—	(0.3)
Stock-based compensation and shares issued under equity plan	—	0.2	—	3.3	—	—	3.3

November 30, 2011	$(15.3)	58.4	5.9	261.2	(179.3)	(299.4)	(211.6)

Net loss	$(2.6)	—	—	—	(2.6)	—	(2.6)
Amortization of net actuarial losses	58.9	—	—	—	—	58.9	58.9
Actuarial losses arising during the period, net	(245.7)	—	—	—	—	(245.7)	(245.7)
Amortization of prior service credits	(0.1)	—	—	—	—	(0.1)	(0.1)
Reclassification from redeemable common stock	—	—	—	0.5	—	—	0.5
Tax benefit from shares issued under equity and performance incentive plans	—	—	—	3.3	—	—	3.3
Stock-based compensation and shares issued under equity plans, net	—	0.5	—	4.6	—	—	4.6

November 30, 2012	$(189.5)	58.9	$5.9	$269.6	$(181.9)	$(486.3)	$(392.7)

See Notes to Consolidated Financial Statements.

GENCORP INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	2012	2011	2010
	(In millions)
Operating Activities
Net (loss) income	$(2.6)	$2.9	$6.8
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Income from discontinued operations, net of income taxes	(3.1)	—	(0.8)
Depreciation and amortization	22.3	24.6	27.9
Amortization of debt discount and financing costs	2.9	6.7	10.5
Retirement benefit expense	41.0	46.4	41.9
Stock-based compensation	6.5	3.7	0.4
Net recognized gain on marketable securities	—	—	(0.1)
Impairment of long-lived asset	—	—	1.6
Tax benefit on stock-based awards	(3.3)	(0.2)	—
Loss on debt repurchased	0.4	0.2	1.2
Loss on bank amendment	—	1.3	0.7
Changes in assets and liabilities:
Accounts receivable	(4.5)	(0.3)	9.6
Inventories	2.6	1.6	10.7
Other receivables, prepaid expenses and other	0.6	2.2	7.3
Income tax receivable	6.5	2.3	(5.1)
Real estate held for entitlement and leasing	(3.9)	(4.4)	(5.2)
Receivable from Northrop	(3.0)	(7.7)	(5.2)
Recoverable from the U.S. government and other third parties for environmental remediation costs	7.5	29.1	2.5
Other noncurrent assets	3.2	2.5	6.5
Accounts payable	22.3	6.7	8.7
Pension benefits	—	(3.1)	—
Postretirement medical and life benefits	(5.1)	(5.5)	(5.9)
Advance payments on contracts	(8.4)	(1.5)	44.0
Other current liabilities	4.7	(1.6)	1.6
Deferred income taxes	4.0	—	(2.0)
Reserve for environmental remediation costs	(1.1)	(27.0)	(5.0)
Other noncurrent liabilities and other	(1.2)	(1.8)	(3.4)

Net cash provided by continuing operations	88.3	77.1	149.2
Net cash used in discontinued operations	(2.1)	(0.3)	(1.1)

Net Cash Provided by Operating Activities	86.2	76.8	148.1
Investing Activities
Capital expenditures	(37.2)	(21.1)	(16.9)
Proceeds from sale of land	0.6	—	—
Purchases of marketable securities	—	(15.0)	(154.2)
Sales of marketable securities	—	41.7	127.6
Purchases of restricted cash investments	—	—	(195.0)
Sales of restricted cash investments	—	—	195.0

Net Cash (Used in) Provided by Investing Activities	(36.6)	5.6	(43.5)
Financing Activities
Proceeds from the issuance of debt	—	—	200.0
Repayments on debt	(77.7)	(70.1)	(240.2)
Debt issuance costs	(1.3)	(4.2)	(7.7)
Tax benefit on stock-based awards	3.3	0.2	—
Proceeds from shares issued under equity plans	1.0	—	—
Vendor financing repayments	(0.8)	(1.8)	(1.5)

Net Cash Used in Financing Activities	(75.5)	(75.9)	(49.4)

Net (decrease) increase in cash and cash equivalents	(25.9)	6.5	55.2
Cash and cash equivalents at beginning of year	188.0	181.5	126.3

Cash and Cash Equivalents at End of Year	$162.1	$188.0	$181.5

Supplemental Disclosures of Cash Flow Information
Capital expenditure purchased with a note payable	$—	$—	$4.4
Capital leases	—	—	1.3
Cash refund for income taxes	6.0	0.2	—
Cash paid for income taxes	11.2	3.9	3.5
Cash paid for interest	18.5	22.4	23.6

See Notes to Consolidated Financial Statements.

GENCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Summary of Significant Accounting Policies

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

Real Estate — includes the activities of the Company’s wholly-owned subsidiary Easton Development Company, LLC (“Easton”) related to the re-zoning, entitlement, sale, and leasing of the Company’s excess real estate assets. The Company owns approximately 11,900 acres of land adjacent to U.S. Highway 50 between Rancho Cordova and Folsom, California east of Sacramento (“Sacramento Land”). The Company is currently in the process of seeking zoning changes and other governmental approvals on a portion of the Sacramento Land to optimize its value.

The Company’s fiscal year ends on November 30 of each year. The fiscal year of the Company’s subsidiary, Aerojet, ends on the last Saturday of November.

In July 2012, the Company signed a definitive agreement to acquire the Pratt & Whitney Rocketdyne division (the “Rocketdyne Business”) from United Technologies Corporation (“UTC”) for $550 million (the “Acquisition”). The Rocketdyne Business is the largest liquid rocket propulsion designer, developer, and manufacturer in the U.S. The purchase price of $550 million, which is subject to adjustment for changes in working capital and other specified items, is expected to be financed with a combination of cash on hand and issuance of debt (see Note 15). The acquisition of the Rocketdyne Business is conditioned upon, among other things, the receipt of required regulatory approvals and other customary closing conditions. Subject to the satisfaction of these conditions, the acquisition is expected to close in the first half of 2013. If the Acquisition is not completed, the Company will be required to pay a termination fee of up to $20.0 million in the event that the purchase agreement is terminated in certain circumstances.

The Company expects to incur substantial expenses in connection with the Acquisition and the integration of the operations with the Rocketdyne Business. The Company incurred $11.6 million of expenses related to the proposed acquisition of the Rocketdyne Business in fiscal 2012. There are a large number of processes, policies, procedures, operations, technologies and systems that must be integrated, including purchasing, accounting and finance, sales, payroll, pricing, marketing, and benefits. While the Company has assumed that a certain level of expenses will be incurred, there are many factors beyond its control that could affect the total amount or the timing of the integration expenses. Moreover, many of the expenses that will be incurred are, by their nature, difficult to estimate.

As of November 30, 2012, the Company classified its Liquid Divert and Attitude Control Systems (“LDACS”) program as assets held for sale. The Company expects that it will be required to divest the LDACS product line in order to consummate the acquisition of the Rocketdyne Business (see Note 13).

GENCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On August 31, 2004, the Company completed the sale of its GDX Automotive (“GDX”) business. On November 30, 2005, the Company completed the sale of the Fine Chemicals business. The remaining subsidiaries after the sale of GDX Automotive, including Snappon SA, and the Fine Chemicals business are classified as discontinued operations in the Consolidated Financial Statements (see Note 12).

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires the Company to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Out of Period Adjustments

During fiscal 2012, the Company recorded out of period adjustments to cost of sales, interest expense, and the income tax provision and related balance sheet accounts. The out of period adjustments relate to the treatment of intercompany interest within the state tax provisions and the accounting for a lease modification. The out of period adjustments resulted in the Company increasing its net loss in fiscal 2012 by an additional $0.2 million.

During the fourth quarter of fiscal 2011, the Company recorded out of period adjustments to the income tax provision and related balance sheet accounts. The out of period adjustments relate to the Company incorrectly calculating the tax benefit on a tax refund associated with an election made on the Company’s fiscal 2003 income tax return and the Company not recording a reserve for uncertain tax positions during the appropriate period. The out of period adjustments in fiscal 2011, combined with the effects of the fiscal 2012 adjustments described above, resulted in the Company under reporting net income by $0.8 million in fiscal 2011.

During the second and third quarters of fiscal 2010, the Company recorded out of period adjustments to the income tax benefit and related balance sheet accounts. The Company incorrectly recorded a valuation allowance on its U.S. federal alternative minimum tax credits and California research credits. The out of period adjustments in fiscal 2010, combined with the effects of the fiscal 2011 and fiscal 2012 adjustments described above, resulted in the Company over reporting net income by $2.8 million in fiscal 2010.

The combined effect of the errors resulted in an increase to the Company’s net loss of $0.2 million in fiscal 2012 and an over/(under) reporting of net income of ($0.8) and $2.8 million in fiscal 2011 and 2010, respectively. Management believes that such amounts are not material to previously reported financial statements.

b.  Cash and Cash Equivalents

All highly liquid debt instruments purchased with a remaining maturity at the date of purchase of three months or less are considered to be cash equivalents. The Company aggregates its cash balances by bank, and reclassifies any negative balances, if applicable, to accounts payable.

GENCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

	Total	Fair value measurement at November 30, 2012
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In millions)
Money market funds	$166.0	$166.0	$—	$—

	Total	Fair value measurement at November 30, 2011
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In millions)
Money market funds	$194.8	$194.8	$—	$—

As of November 30, 2012, a summary of cash and cash equivalents and grantor trust by investment type is as follows:

	Total	Cash and Cash Equivalents	Money Market Funds
	(In millions)
Cash and cash equivalents	$162.1	$9.7	$152.4
Grantor trust	13.6	—	13.6

	$175.7	$9.7	$166.0

The carrying amounts of certain of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, accrued compensation, and other accrued liabilities, approximate fair value because of their short maturities.

The estimated fair value and principal amount for the Company’s long-term debt is presented below:

	Fair Value		Principal Amount
	November 30, 2012	November 30, 2011	November 30, 2012	November 30, 2011
	(In millions)
Term loan	$47.5	$49.5	$47.5	$50.0
9 1/2% Senior Subordinated Notes (“9 1/2% Notes”)	—	75.1	—	75.0
4 1/16% Convertible Subordinated Debentures (“4 1/16% Debentures”)	246.0	184.0	200.0	200.0
Other debt	1.2	1.4	1.2	1.4

	$294.7	$310.0	$248.7	$326.4

GENCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair values of the term loan, 9 1/2% Notes, and 4 1/16% Debentures were determined using broker quotes that are based on open markets of the Company’s debt securities as of November 30, 2012 and 2011. The fair value of the other debt was determined to approximate carrying value.

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

GENCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

i.  Goodwill

Goodwill represents the excess of the purchase price of an acquired enterprise or assets over the fair values of the identifiable assets acquired and liabilities assumed. Tests for impairment of goodwill are performed on an annual basis, or at any other time, if events occur or circumstances indicate that the carrying amount of goodwill may not be recoverable. The Company evaluated goodwill for impairment as of September 1, 2012 and 2011, and determined that goodwill was not impaired.

The Company evaluates qualitative factors (including macroeconomic conditions, industry and market considerations, cost factors, and overall financial performance) to determine whether it is necessary to perform the first step of the two-step goodwill test. This step is referred to as the “Step Zero analysis”. If it is determined that it is more likely than not (a likelihood of more than 50%) that the fair value of a reporting unit is less than its carrying amount, the Company will need to proceed to the first step (“Step One”) of the two-step goodwill impairment test. In evaluating whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, relevant events and circumstances as discussed above shall be assessed. If, after assessing the totality of events or circumstances, the Company determines that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then the first and second steps of the impairment test are unnecessary.

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

All of the Company’s recorded goodwill resides in the Aerospace and Defense reporting unit. As of September 1, 2012 and 2011, the Company evaluated goodwill using a “Step Zero analysis” and determined that it was more likely than not that the fair value of the Aerospace and Defense reporting unit exceeded its carrying amount.

There can be no assurance that the Company’s estimates and assumptions made for purposes of its goodwill impairment testing will prove to be accurate predictions of the future. If the Company’s assumptions and estimates are incorrect, the Company may be required to record goodwill impairment charges in future periods.

GENCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

k.  Environmental Remediation

The Company expenses, on a current basis, recurring costs associated with managing hazardous substances and contamination in ongoing operations. The Company accrues for costs associated with the remediation of environmental contamination when it becomes probable that a liability has been incurred, and the amount can be reasonably estimated. In most cases only a range of reasonably probable costs can be estimated. In establishing the Company’s reserves, the most probable estimated amount is used when determinable, and the minimum amount is used when no single amount in the range is more probable. The Company’s environmental reserves include the costs of completing remedial investigation and feasibility studies, remedial and corrective actions, regulatory oversight costs, the cost of operation and maintenance of the remedial action plan, and employee compensation costs for employees who are expected to devote a significant amount of time to remediation efforts. Calculation of environmental reserves is based on the evaluation of currently available information with respect to each individual environmental site and considers factors such as existing technology, presently enacted laws and regulations, and prior experience in remediation of contaminated sites. Such estimates are based on the expected costs of investigation and remediation and the likelihood that other potentially responsible parties will be able to fulfill their commitments at sites where the Company may be jointly or severally liable. At the time a liability is recorded for future environmental costs, the Company records an asset for estimated future recoveries that are estimable and probable. Some of the Company’s environmental costs are eligible for future recovery in the pricing of its products and services to the U.S. government and under existing third party agreements. The Company considers the recovery probable based on the Global Settlement Agreement, Northrop Agreement, government contracting regulations, and its long history of receiving reimbursement for such costs (see Notes 7(c) and (d)).

l.  Retirement Benefits

The Company has a frozen defined benefit pension plan that previously covered substantially all salaried and hourly employees. In addition, the Company provides medical and life insurance benefits (“postretirement benefits”) to certain eligible retired employees, with varied coverage by employee group. Annual charges are made for the cost of the plans, including administrative costs, interest costs on benefit obligations, and net amortization and deferrals, increased or reduced by the return on assets. The Company also sponsors a defined contribution 401(k) plan and participation in the plan is available to all employees (see Note 6).

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

The Company’s estimate of CAROs associated with owned properties relates to estimated costs necessary for the legally required removal or remediation of various regulated materials, primarily asbestos disposal and radiological decontamination of an ordnance manufacturing facility. For CAROs that are not expected to be retired in the next fifteen (15) years, the Company estimated the retirement date of such asset retirement obliga-

GENCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

tions to be thirty (30) years from the date of adoption of the applicable accounting standard on November 30, 2006. For leased properties, such obligations relate to the estimated cost of contractually required property restoration.

The changes in the carrying amount of CAROs since November 30, 2009 were as follows (in millions):

Balance as of November 30, 2009	$13.6
Additions and other, net	0.6
Accretion	1.1

Balance as of November 30, 2010	15.3
Additions and other, net	1.2
Accretion	1.3

Balance as of November 30, 2011	17.8
Additions and other, net	1.5
Accretion	1.5

Balance as of November 30, 2012	$20.8

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

GENCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

r.  Research and Development (“R&D”)

Company-sponsored R&D expenses were $30.3 million in fiscal 2012, $27.4 million in fiscal 2011, and $17.4 million in fiscal 2010. Company-sponsored R&D expenses include the costs of technical activities that are useful in developing new products, services, processes, or techniques, as well as expenses for technical activities that may significantly improve existing products or processes. These expenses are generally allocated among all contracts and programs in progress under U.S. government contractual arrangements.

Customer-sponsored R&D expenditures, which are funded under government contracts, totaled $271.8 million in fiscal 2012, $276.0 million in fiscal 2011, and $283.7 million in fiscal 2010. Expenditures under customer-sponsored R&D funded government contracts are accounted for as sales and cost of products sold.

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

GENCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

u.  Foreign Currency Transactions

Foreign currency transaction gains and (losses) were $0.4 million in fiscal 2012, $(0.3) million in fiscal 2011, and $1.7 million in fiscal 2010 which are reported as a component of discontinued operations. The Company’s foreign currency transactions were associated with the Company’s former GDX business, including Snappon SA, which is classified as discontinued operations in these consolidated financial statements and notes to consolidated financial statements.

v.  Related Parties

A member of the Company’s board of directors is manager of Steel Partners LLC, the manager of Steel Partners Holdings L.P. (“Steel Holdings”). Steel Holdings owns 99% of SPH Group Holdings LLC (“SPH Holdings”) and was a beneficial owner of more than 5% of the Company’s common stock outstanding as of November 30, 2012 and 2011. The Company repurchased $15.5 million of its 2 1/4% Convertible Subordinated Debentures (“2 1/4% Debentures”) from SPH Holdings during fiscal 2011 at market prices as of the transaction date.

w.  Concentrations

Dependence upon government programs and contracts

Sales to the U.S. government and its agencies were as follows (dollars in millions):

	U.S. Government Sales	Percent of Net Sales
Fiscal 2012	$936.9	94%
Fiscal 2011	855.8	93
Fiscal 2010	786.1	92

The Standard Missile program, which is included in the U.S. government sales, represented 25%, 24%, and 26% of net sales for fiscal 2012, 2011, and 2010, respectively. The demand for certain of the Company’s services and products is directly related to the level of funding of government programs.

GENCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Major customers

Customers that represented more than 10% of net sales for the fiscal years presented are as follows:

	Year Ended
	2012	2011	2010
Raytheon Company (“Raytheon”)	37%	36%	37%
Lockheed Martin Corporation (“Lockheed Martin”)	32	28	27

Credit Risk

Aside from investments held in the Company’s defined benefit pension plan, financial instruments that could potentially subject the Company to concentration of credit risk consist primarily of cash, cash equivalents, and trade receivables. The Company’s cash and cash equivalents are held and managed by recognized financial institutions and are subject to the Company’s investment policy. The investment policy outlines minimum acceptable credit ratings for each type of investment and limits the amount of credit exposure to any one security issue. The Company does not believe significant concentration of credit risk exists with respect to these investments.

Customers that represented more than 10% of accounts receivable for the periods presented are as follows:

	As of November 30,
	2012	2011
Raytheon	48%	43%
Lockheed Martin	31	26
U.S. Air Force	*	11

*	Less than 10%.

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

Workforce

As of November 30, 2012, 13% of the Company’s 3,391 employees were covered by collective bargaining agreements. In June 2011, the Company entered into a new collective bargaining agreement with substantially all of its covered employees through June 2014.

GENCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

x.  Recently Adopted Accounting Pronouncements

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

z.  Subsequent Events

The Company evaluates events or transactions that occur after the balance sheet date but before financial statements are issued for potential recognition or disclosure in the financial statements. The issuance of financial statements is the earlier of when the financial statements are widely distributed to all shareholders and other financial statements users or filed with the Securities and Exchange Commission (“SEC”) (see Note 15).

GENCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 2.	(Loss) Income Per Share of Common Stock

A reconciliation of the numerator and denominator used to calculate basic and diluted (loss) income per share of common stock (“EPS”) is presented in the following table:

	Year Ended
	2012	2011(1)	2010(1)
	(In millions, except per share amounts; shares in thousands)
Numerator for Basic and Diluted EPS
(Loss) income from continuing operations	$(5.7)	$2.9	$6.0
Income from discontinued operations, net of income taxes	3.1	—	0.8

Net (loss) income available for basic and diluted earnings per share	$(2.6)	$2.9	$6.8

Denominator
Basic weighted average shares	59,006	58,689	58,547
Effect of:
Employee stock options	—	17	17

Diluted weighted average shares	59,006	58,706	58,564

Basic and Diluted EPS:
(Loss) income per share from continuing operations	$(0.09)	$0.05	$0.11
Income per share from discontinued operations, net of income taxes	0.05	—	0.01

Net (loss) income per share	$(0.04)	$0.05	$0.12

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

The following table sets forth the potentially dilutive securities excluded from the computation because their effect would have been anti-dilutive:

	Year Ended
	2012	2011	2010
	(In thousands)
4% Convertible Subordinated Notes (“4% Notes”)	—	—	1,148
4 1/16% Debentures	22,219	22,219	20,922
Unvested restricted shares	1,104	805	652
Employee stock options	849	1,050	934

Total potentially dilutive securities	24,172	24,074	23,656

The Company’s 2 1/4% Debentures were not included in the computation of diluted earnings per share because the market price of the common stock did not exceed the conversion price and only the conversion premium for these debentures is settled in common shares.

GENCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 3.	Balance Sheet Accounts and Supplemental Disclosures

a.  Accounts Receivable

	As of November 30,
	2012	2011
	(In millions)
Billed	$49.4	$58.1
Unbilled	62.0	48.8

Total receivables under long-term contracts	111.4	106.9

Other receivables	0.1	0.1

Accounts receivable	$111.5	$107.0

The unbilled receivable amounts as of November 30, 2012 expected to be collected after one year is $0.8 million. Such amounts are billed either upon delivery of completed units or settlement of contracts.

b.  Inventories

	As of November 30,
	2012	2011
	(In millions)
Long-term contracts at average cost	$256.4	$262.4
Progress payments	(209.9)	(213.1)

Total long-term contract inventories	46.5	49.3

Work in progress	0.4	0.2

Total other inventories	0.4	0.2

Inventories	$46.9	$49.5

As of November 30, 2012 and 2011, long-term contract inventories included $6.4 million and $7.6 million, respectively, of deferred qualification costs. Realization of the deferred costs at November 30, 2012 is dependent upon receipt of future firm orders. The Company believes recovery of these costs to be probable and specifically identifiable to future contracts. In addition, long-term contract inventories included an allocation of general and administrative costs incurred throughout fiscal 2012 and fiscal 2011 to be $151.1 million and $151.7 million, respectively, and the cumulative amount of general and administrative costs in long-term contract inventories is estimated to be $4.4 million and $5.1 million at November 30, 2012 and 2011, respectively.

c.  Property, Plant and Equipment, net

	As of November 30,
	2012	2011
	(In millions)
Land	$29.6	$32.8
Buildings and improvements	158.5	153.9
Machinery and equipment	343.5	349.0
Construction-in-progress	36.9	17.4

	568.5	553.1
Less: accumulated depreciation	(424.6)	(426.2)

Property, plant and equipment, net	$143.9	$126.9

GENCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Depreciation expense for fiscal 2012, 2011, and 2010 was $19.3 million, $21.8 million, and $25.2 million, respectively.

d.  Intangible Assets

As of November 30, 2012	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In millions)
Customer related	$10.7	$5.4	$5.3
Acquired technology	18.3	9.7	8.6

Intangible assets	$29.0	$15.1	$13.9

As of November 30, 2011	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In millions)
Customer related	$10.7	$4.6	$6.1
Acquired technology	18.3	9.0	9.3

Intangible assets	$29.0	$13.6	$15.4

Amortization expense related to intangible assets was $1.5 million in fiscal 2012 and 2011. Amortization expense related to intangible assets was $1.6 million in fiscal 2010. Amortization expense for fiscal 2013 related to intangible assets is estimated to be approximately $1.5 million. Amortization expense for fiscal 2014 through 2016 related to intangible assets is estimated to be approximately $1.4 million annually. Amortization expense for fiscal 2017 related to intangible assets is estimated to be approximately $1.3 million.

e.  Other Noncurrent Assets, net

	As of November 30,
	2012	2011
	(In millions)
Grantor trust	$12.1	$13.3
Recoverable from the U.S. government for conditional asset retirement obligations	13.8	12.3
Deferred financing costs	7.0	8.4
Other	18.2	23.7

Other noncurrent assets, net	$51.1	$57.7

The Company amortizes deferred financing costs over the estimated life of the related debt. Amortization of deferred financing costs was $2.9 million, $3.2 million, and $3.8 million in fiscal 2012, 2011, and 2010, respectively. In addition, the Company incurred charges of $1.3 million and $0.7 million in fiscal 2011 and 2010, respectively, related to amendments to the Company’s Senior Credit Facility.

GENCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

f.  Other Current Liabilities

	As of November 30,
	2012	2011
	(In millions)
Accrued compensation and employee benefits	$49.6	$44.0
Legal settlements	7.0	10.7
Interest payable	6.3	7.9
Contract loss provisions	5.7	4.7
Other	34.7	36.8

Other current liabilities	$103.3	$104.1

g.  Other Noncurrent Liabilities

	As of November 30,
	2012	2011
	(In millions)
Legal settlements	$2.3	$8.3
Conditional asset retirement obligations	20.8	17.8
Deferred revenue	8.6	9.2
Deferred compensation	8.4	7.8
Pension benefits, non-qualified	18.9	16.1
Other	9.5	4.9

Other noncurrent liabilities	$68.5	$64.1

h.  Accumulated Other Comprehensive Loss, Net of Income Taxes

The components of accumulated other comprehensive loss, net of income taxes, related to the Company’s retirement benefit plans are as follows:

	As of November 30,
	2012	2011	2010
	(In millions)
Actuarial losses, net	$(491.0)	$(304.2)	$(285.9)
Prior service credits, net	4.7	4.8	4.7

Accumulated other comprehensive loss	$(486.3)	$(299.4)	$(281.2)

The estimated amounts that will be amortized from accumulated other comprehensive loss into net periodic benefit expense in fiscal 2013 are as follows:

	Pension Benefits	Medical and Life Benefits
	(In millions)
Recognized actuarial losses (gains), net	$94.7	$(2.1)
Recognition of prior service credits, net	—	(0.9)

	$94.7	$(3.0)

GENCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 4.	Income Taxes

The Company files a consolidated U.S. federal income tax return with its wholly-owned subsidiaries. The components of the Company’s income tax provision (benefit) from continuing operations are as follows:

	Year Ended
	2012	2011	2010
	(In millions)
Current
U.S. federal	$10.9	$2.0	$(5.2)
State and local	3.8	4.2	3.1

	14.7	6.2	(2.1)

Deferred
U.S. federal	3.2	(0.4)	(0.8)
State and local	1.0	0.3	(1.0)

	4.2	(0.1)	(1.8)

Income tax provision (benefit)	$18.9	$6.1	$(3.9)

A reconciliation of the U.S. federal statutory income tax rate to the Company’s effective income tax rate on earnings from continuing operations is as follows:

	Year Ended
	2012	2011	2010
Statutory U.S. federal income tax rate	35.0%	35.0%	35.0%
State and local income taxes, net of U.S. federal income tax effect	20.4	29.9	93.7
Tax settlements and refund claims, including interest	—	3.5	(295.2)
Reserve adjustments	21.5	0.8	(0.6)
Valuation allowance adjustments	98.4	(44.0)	(146.3)
Unregistered stock rescission	1.7	3.3	13.8
Non-deductible convertible debt interest	21.5	31.6	124.5
Deferred net operating loss to additional paid in capital	23.0	2.1	—
Research credits	(75.3)	—	—
Benefit of manufacturing deductions	(9.5)	—	—
Other, net	6.5	5.3	(6.2)

Effective income tax rate	143.2%	67.5%	(181.3)%

The income tax provision of $18.9 million in fiscal 2012 is primarily related to: (i) current federal income taxes payable of $5.2 million; (ii) $3.0 million of current federal tax on earnings sheltered by net operating losses generated from equity based compensation, the benefit of which was recorded directly to equity; (iii) current change in the federal uncertain tax position reserve of $2.7 million; (iv) current state income taxes of $3.8 million; and (v) deferred taxes of $4.2 million, which represents the deferred tax expense from the tax amortization of goodwill plus the current period utilization of federal Alternative Minimum Tax (“AMT”) credits and California research and development credits.

The income tax provision of $6.1 million in fiscal 2011 is primarily related to: (i) current federal income taxes payable of $1.5 million; (ii) $0.2 million of current federal tax on earnings sheltered by net operating losses generated from equity based compensation, the benefit of which was recorded directly to equity; (iii) $0.3 million

GENCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

true-up of interest accrual on the pending federal refund claims filed in 2010; (iv) current state income taxes of $4.2 million; and (v) deferred tax benefits of $0.1 million from the increase in the federal AMT credits and California research and development credits, offset by deferred tax expense from the tax amortization of goodwill.

The income tax benefit of $3.9 million in fiscal 2010 is primarily related to the Company obtaining a Private Letter Ruling (“PLR”) from the Internal Revenue Service (“IRS”) allowing the Company to revoke its election made on the fiscal 2003 income tax return to capitalize and amortize certain research expenditures. The revocation is effective as of the fiscal 2007 income tax return, allowing a deduction on an amended fiscal 2007 tax return of the remaining unamortized balance. As a result of the PLR, an income tax benefit of $6.3 million was recorded. This is offset by federal AMT expense of $1.1 million and state income tax expense of $3.1 million. Additionally, the Company recorded a deferred tax benefit of $1.9 million relating to prior years offset by $0.1 million of deferred tax expense recorded for fiscal 2010.

A valuation allowance has been recorded to offset a substantial portion of the Company’s net deferred tax assets at November 30, 2012 and 2011 to reflect the uncertainty of realization. As of November 30, 2012 and 2011, the valuation allowance was $288.1 million and $211.1 million, respectively. A valuation allowance is required when it is more likely than not that all or a portion of deferred tax assets may not be realized. Establishment and removal of a valuation allowance requires management to consider all positive and negative evidence and make a judgmental decision regarding the amount of valuation allowance required as of a reporting date. The weight given to the evidence is commensurate with the extent to which it can be objectively verified. The more negative evidence that exists, the more positive evidence is necessary and the more difficult it is to support a conclusion that a valuation allowance is not needed. Additionally, in accordance with accounting standards, the effect of the Company’s proposed acquisition of the Rocketdyne Business has not been considered in its evaluation of the valuation allowance.

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

•

Projections of the Company’s future results which reflect uncertainty over its ability to generate taxable income principally due to: (i) increased periodic pension expense in fiscal 2013 due to a decline in the discount rate utilized to value the pension obligation associated with the Company’s defined benefit pension plan and (ii) the lack of objective, verifiable evidence to predict future aerospace and defense spending associated with the Budget Control Act of 2011, including which governmental spending accounts may be subject to sequestration, the percentage reduction with respect thereto, and the latitude agencies will have in selecting specific expenditures to cut.

As of November 30, 2012, the weight of the negative evidence, principally associated with the above uncertainties, outweighed the recent historical positive evidence regarding the likelihood that a substantial portion of the net deferred tax assets was realizable. Depending on the Company’s ability to continue to generate taxable income and the resolution of the above uncertainties favorably, it is possible that the valuation allowance could be released during fiscal 2013, which would materially and favorably affect the Company’s results of operations in the period of the reversal. Management will continue to evaluate the ability to realize its net deferred tax assets and related valuation allowance on a quarterly basis.

The Company is routinely examined by domestic and foreign tax authorities. While it is difficult to predict the outcome or timing of a particular tax matter, the Company believes it has adequately provided reserves for any reasonable foreseeable outcome related to these matters.

GENCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A reconciliation of the change in unrecognized tax benefits from December 1, 2009 is as follows (in millions):

Unrecognized tax benefits at December 1, 2009	$4.9
Gross decreases for tax positions taken in prior year	(0.1)

Unrecognized tax benefits at November 30, 2010	4.8
Gross increases for tax positions taken during the year	0.1
Gross decreases for tax positions taken in prior year	(0.4)

Unrecognized tax benefits at November 30, 2011	4.5
Gross increases for tax positions taken during the year	0.2
Gross increases for tax positions taken in the prior year	0.3
Gross decreases for tax positions taken in prior year	(0.1)

Unrecognized tax benefits at November 30, 2012	$4.9

As of November 30, 2012, the total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $4.2 million. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of November 30, 2012, the Company’s accrued interest and penalties related to uncertain tax positions is $0.3 million. It is reasonably possible that a reduction of up to $1.3 million of unrecognized tax benefits and related interest may occur within the next 12 months as a result of the expiration of certain statute of limitations. The years ended November 30, 2008 through November 30, 2012 remain open to examination for U.S. federal income tax purposes. For the Company’s other major taxing jurisdictions, the tax years ended November 30, 2007 through November 20, 2012 remain open to examination.

Deferred tax assets and liabilities are as follows:

	As of November 30,
	2012	2011
	(In millions)
Deferred Tax Assets
Accrued estimated costs	$68.1	$55.0
Basis difference in assets and liabilities	30.1	32.6
Tax losses and credit carryforwards	24.9	40.5
Net cumulative defined benefit pension plan losses	175.5	95.7
Retiree medical and life benefits	30.1	31.0
Valuation allowance	(288.1)	(211.1)

Total deferred tax assets	40.6	43.7
Deferred Tax Liabilities
U.S. federal effect of state deferred taxes	10.6	15.6
Revenue recognition differences	26.1	22.1
Intangible basis differences	15.5	13.6

Total deferred tax liabilities	52.2	51.3

Total net deferred tax liabilities	$(11.6)	$(7.6)

GENCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The year of expiration for the Company’s state net operating loss carryforwards as of November 30, 2012 are as follows (in millions):

2013	$0.2
2014	1.7
2015	24.7
2016	28.9
2017	30.0
2018	48.3
2019	105.5

$239.3

Approximately $5.4 million of the state net operating loss carryforwards relate to the exercise of stock options the benefit of which will be credited to equity when realized. In addition, the Company has U.S. federal and state capital loss carryforwards of approximately $7.2 million and $1.4 million, respectively, which begin expiring in fiscal 2013.

The Company utilized all of its federal and California research and development credits in fiscal 2012. Additionally, the Company has a foreign tax credit carryforward of $0.5 million which will expire in fiscal 2013, if not utilized. These tax carryforwards are subject to examination by the tax authorities.

Note 5.	Long-Term Debt (see Note 15)

	As of November 30,
	2012	2011
	(In millions)
Senior debt	$47.5	$50.0
Senior subordinated notes	—	75.0
Convertible subordinated notes	200.2	200.2
Other debt	1.0	1.2

Total debt, carrying amount	248.7	326.4
Less: Amounts due within one year
Senior debt	2.5	2.5
Other debt	0.2	0.3

Total long-term debt, carrying amount	$246.0	$323.6

As of November 30, 2012, the Company’s annual fiscal year debt contractual principal maturities are summarized as follows:

	Total	2013	2014	2015	2016	2017
	(In millions)
Term loan	$47.5	$2.5	$2.5	$2.5	$40.0	$—
4 1/16% Debentures	200.0	—	—	200.0	—	—
2 1/4% Debentures	0.2	—	0.2	—	—	—
Other debt	1.0	0.2	0.2	0.2	0.3	0.1

Total debt	$248.7	$2.7	$2.9	$202.7	$40.3	$0.1

GENCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

a.  Senior Debt:

	As of November 30,
	2012	2011
	(In millions)
Term loan, bearing interest at variable rates (rate of 3.71% as of November 30, 2012), payable in quarterly installments of $0.6 million plus interest, maturing in November 2016	$47.5	$50.0

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

The Second Amendment, among other things, (1) allows for the incurrence of up to $510 million of second lien indebtedness in connection with the acquisition by the Company of the business of UTC’s Pratt & Whitney Rocketdyne division pursuant to the terms of that certain Stock and Asset Purchase Agreement by and between UTC and the Company dated as of July 22, 2012, and (2) allows for a delayed draw term loan to the Company in an amount of up to $50 million in connection with the Acquisition or, in certain circumstances, for general corporate purposes.

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

As of November 30, 2012, the Company had $44.8 million outstanding letters of credit under the $100.0 million subfacility for standby letters of credit and had $47.5 million outstanding under the term loan facility.

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

GENCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Company is subject to certain limitations including the ability to incur additional debt, make certain investments and acquisitions, and make certain restricted payments, including stock repurchases and dividends. The Senior Credit Facility includes events of default usual and customary for facilities of this nature, the occurrence of which could lead to an acceleration of the obligations thereunder. Additionally, the Senior Credit Facility includes certain financial covenants, including that the Company maintain (i) a maximum total leverage ratio of 3.50 to 1.00 (subject to upward adjustment in certain cases), calculated net of cash up to a maximum of $100.0 million; and (ii) a minimum interest coverage ratio of 2.40 to 1.00.

Financial Covenant	Actual Ratios as of November 30, 2012	Required Ratios
Interest coverage ratio, as defined under the Senior Credit Facility	6.05 to 1.00	Not less than: 2.40 to 1.00
Leverage ratio, as defined under the Senior Credit Facility	1.30 to 1.00	Not greater than: 3.50 to 1.00

The Company was in compliance with its financial and non-financial covenants as of November 30, 2012.

b.  Senior Subordinated Notes:

	As of November 30,
	2012	2011
	(In millions)
Senior subordinated notes, bearing interest at 9.50% per annum, redeemed May 2012	$—	$75.0

9 1/2% Senior Subordinated Notes

During fiscal 2012, the Company redeemed $75.0 million of its 9 1/2% Notes at a redemption price of 100% of the principal amount.

c.  Convertible Subordinated Notes:

	As of November 30,
	2012	2011
	(In millions)
Convertible subordinated debentures, bearing interest at 2.25% per annum, interest payments due in May and November, maturing in November 2024	$0.2	$0.2
Convertible subordinated debentures, bearing interest at 4.0625% per annum, interest payments due in June and December, maturing in December 2039	200.0	200.0

Total convertible subordinated notes	$200.2	$200.2

2 1/4% Convertible Subordinated Debentures

As of November 30, 2012 and 2011, the Company had $0.2 million outstanding principal amount of its 2 1/4% Debentures.

GENCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The following table presents the carrying amounts of the liability and equity components as of November 30, 2012 and 2011 (in millions):

Carrying amount of equity component, net of equity issuance costs	$44.1

Principal amount of 2 1/4% Debentures	$0.2
Unamortized debt discount	—

Carrying amount of liability component	$0.2

The following table presents the interest expense components for the 2 1/4% Debentures:

	Year Ended
	2011	2010
	(In millions)
Interest expense-contractual interest	$1.3	$2.6
Interest expense-amortization of debt discount	3.5	6.7
Interest expense-amortization of deferred financing costs	0.3	0.7
Effective interest rate	8.9%	8.9%

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

GENCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Company may redeem the 4 1/16% Debentures either in whole or in part at a redemption price equal to (i) 100% of the principal amount of the 4 1/16% Debentures to be redeemed, plus (ii) accrued and unpaid interest, if any, up to, but excluding, the redemption date, plus (iii) if the Company redeems the 4 1/16% Debentures prior to December 31, 2014, a make-whole premium equal to the present value of the remaining scheduled payments of interest that would have been made on the 4 1/16% Debentures to be redeemed had such 4 1/16% Debentures remained outstanding from the redemption date to December 31, 2014. Any make-whole premium is payable in cash, shares of the Company’s common stock or a combination of cash and shares, at the Company’s option, subject to certain conditions.

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

GENCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

d.  Other Debt:

	As of November 30,
	2012	2011
	(In millions)
Capital lease, payable in monthly installments, maturing in March 2017	$1.0	$1.2

Total other debt	$1.0	$1.2

Note 6.	Retirement Benefits

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

As of November 30, 2012, the Company’s total defined benefit pension plan assets, total projected benefit obligations, and unfunded pension obligation for the tax-qualified pension plan were approximately $1,243.1 million, $1,717.7 million, and $454.5 million, respectively.

The Company does not expect to make any cash contributions to the tax-qualified defined benefit pension plan until fiscal 2015 or later.

Further, with the Office of Federal Procurement Policy issuance of the final rule harmonizing Cost Accounting Standard (“CAS”) 412, Composition and Measurement of Pension Cost, and CAS 413, Adjustment and Allocation of Pension Cost, with the Pension Protection Act (the “PPA”), the Company will recover portions of any required pension funding through its government contracts. Approximately 84% of the Company’s unfunded pension benefit obligation for tax-qualified pension plan as of November 30, 2012 is related to its government contracting business segment, Aerojet. Accordingly, the Company believes a significant portion of any future contributions to its tax-qualified defined benefit pension plan would be recoverable through its government contracts.

On July 6, 2012, the Moving Ahead for Progress in the 21st Century Act (“MAP-21”) was signed into law by the U.S. government. MAP-21, in part, provides temporary relief for employers who sponsor defined benefit pension plans related to funding contributions under the Employee Retirement Income Security Act of 1974. Specifically, MAP-21 implemented a 25-year average interest rate corridor around the 24 month interest rate used for purposes of determining minimum funding obligations. This relief is expected to defer cash contributions until fiscal 2015 or later.

The PPA requires underfunded pension plans to improve their funding ratios based on the funded status of the plan as of specified measurement dates through contributions or application of prepayment credits. As of November 30, 2012, the Company has accumulated $32.5 million in prepayment credits as a result of advanced funding. Changes in prepayment credits during fiscal 2012 were as follows (in millions):

Balance as of November 30, 2011	$59.5
Amount used to offset minimum required contribution as of December 1, 2011 as a result of the requirements under MAP-21	(29.0)
Adjustment for investment experience	2.0

Balance as of November 30, 2012	$32.5

GENCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The funded status of the pension plan is affected by the investment experience of the plan’s assets, by any changes in U.S. law, and by changes in the statutory interest rates used by tax-qualified pension plans in the U.S. to calculate funding requirements or other plan experience. Accordingly, if the performance of the Company’s plan assets does not meet the assumptions, if there are changes to the IRS regulations or other applicable law, or if other actuarial assumptions are modified, the contributions to the Company’s underfunded pension plan could be significant in future periods.

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

Defined Contribution 401(k) Benefits

The Company sponsors a defined contribution 401(k) plan and participation in the plan is available to all employees. Company contributions to the plan generally have been based on a percentage of employee contributions and, prior to April 15, 2009, the Company’s contributions to the plan had been directed entirely in the GenCorp Stock Fund. Effective January 15, 2009, the Company discontinued the employer matching component to the defined contribution 401(k) plan for non-collective-bargaining-unit employees. Effective March 15, 2009, transfers into the GenCorp Stock Fund were no longer permitted. Effective April 15, 2009, all future contribution investment elections directed into the GenCorp Stock Fund were redirected to other investment options and the Company’s collective-bargaining-unit employee matching contributions are being made in cash. Effective the first full payroll commencing in July 2010, for non-collective-bargaining-unit employees, the Company reinstated in cash its matching contributions at the same level in effect prior to January 15, 2009 and invested according to participants’ investment elections in effect at the time of contribution. The cost of the 401(k) plan was $10.8 million in fiscal 2012, $9.9 million in fiscal 2011, and $3.7 million in fiscal 2010.

GENCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

b.  Plan Results

Summarized below is the balance sheet impact of the Company’s pension benefits and medical and life benefits. Pension benefits include the consolidated tax-qualified plan and the unfunded non-qualified plan for benefits provided to employees beyond those provided by the Company’s tax-qualified plan. Plan assets, benefit obligations, and the funded status of the plans were determined at November 30, 2012 and 2011 for fiscal 2012 and 2011, respectively.

	Pension Benefits		Medical and Life Benefits
	As of November 30,
	2012	2011	2012	2011
	(In millions)
Change in fair value of plan assets:
Fair value — beginning of year	$1,296.8	$1,374.3	$—	$—
Gain on plan assets	81.2	54.5	—	—
Employer contributions	1.2	1.5	5.1	5.5
Benefits paid(1)	(136.1)	(133.5)	(5.1)	(5.5)

Fair Value — end of year	$1,243.1	$1,296.8	$—	$—

Change in benefit obligation:
Benefit obligation — beginning of year	$1,550.4	$1,566.6	$75.2	$78.9
Service cost(2)	4.5	3.9	0.1	0.1
Interest cost	73.5	78.4	3.3	3.5
Actuarial losses (gains)	225.4	35.0	2.3	(1.8)
Benefits paid	(136.1)	(133.5)	(5.1)	(5.5)

Benefit obligation — end of year(3)	$1,717.7	$1,550.4	$75.8	$75.2

Funded status of the plans	$(474.6)	$(253.6)	$(75.8)	$(75.2)

Amounts Recognized in the Consolidated Balance Sheets:
Postretirement medical and life benefits, current	$—	$—	$(7.5)	$(6.8)
Postretirement medical and life benefits, noncurrent	—	—	(68.3)	(68.4)
Pension liability, current (component of other current liabilities)	(1.2)	(1.1)	—	—
Pension liability, non-qualified (component of other noncurrent liabilities)	(18.9)	(16.1)	—	—
Pension benefits, noncurrent	(454.5)	(236.4)	—	—

Net Liability Recognized in the Consolidated Balance Sheets	$(474.6)	$(253.6)	$(75.8)	$(75.2)

(1)	Benefits paid for medical and life benefits are net of the Medicare Part D Subsidy of $0.4 million and $0.5 million received in fiscal 2012 and 2011, respectively.

(2)	Service cost for pension benefits represents the administrative costs of the tax-qualified pension plan.

(3)	Pension benefit obligation includes $20.1 million in fiscal 2012 and $17.2 million in fiscal 2011 for the non-qualified plan.

Due to freezing of the plan benefits in fiscal 2009, the accumulated benefit obligation for the defined benefit pension plans was equal to the benefit obligation as of the November 30, 2012 and 2011 measurement dates.

GENCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Components of net periodic benefit expense are as follows:

	Pension Benefits			Medical and Life Benefits
	Year Ended
	2012	2011	2010	2012	2011	2010
	(In millions)
Service cost(1)	$4.5	$3.9	$4.4	$0.1	$0.1	$0.2
Interest cost on benefit obligation	73.5	78.4	86.1	3.3	3.5	4.0
Assumed return on plan assets(2)	(99.2)	(102.4)	(107.8)	—	—	—
Amortization of prior service (credits) costs	—	—	—	(0.1)	0.1	0.1
Amortization of net losses (gains)	62.1	66.4	58.8	(3.2)	(3.6)	(3.9)

Net periodic benefit expense	$40.9	$46.3	$41.5	$0.1	$0.1	$0.4

(1)	Service cost for pension benefits represents the administrative costs of the tax-qualified pension plan.

(2)	The actual return and rate of return on plan assets are as follows:

	Year Ended
	2012	2011	2010
	(In millions)
Actual return on plan assets	$81.2	$54.5	$172.3
Actual rate of return on plan assets	6.5%	3.8%	13.7%

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

	Pension Benefits		Medical and Life Benefits
	2012	2011	2012	2011
Discount rate (benefit obligations)	3.68%	4.95%	3.24%	4.58%
Discount rate (benefit restoration plan benefit obligations)	3.77%	4.98%	*	*
Discount rate (net periodic benefit expense)	4.95%	5.21%	4.58%	4.65%
Expected long-term rate of return on plan assets	8.00%	8.00%	*	*
Ultimate healthcare trend rate	*	*	5.00%	5.00%
Initial healthcare trend rate (benefit obligations pre 65/post 65)	*	*	8.75%	9.00%
Year ultimate rate attained (benefit obligations pre 65/post 65)	*	*	2021	2021
Initial healthcare trend rate (net periodic benefit expense pre 65/post 65)	*	*	9.00%	9.00%
Year ultimate rate attained (net periodic benefit expense pre 65/post 65)	*	*	2021	2021

*	Not applicable.

GENCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The expected long-term rate of return on plan assets represents the rate of earnings expected in the funds invested, and funds to be invested, to provide for anticipated benefit payments to plan participants. The Company evaluated the plan’s historical investment performance, its current and expected asset allocation, and, with input from the Company’s external advisors and investment managers, developed best estimates of future investment performance of the plan’s assets. Based on this analysis, the Company has assumed a long-term rate of return on plan assets of 8.00%.

The Company reviews external data and its own historical trends for healthcare costs to determine the healthcare cost trend rates for the medical benefit plans. For fiscal 2012 medical benefit obligations, the Company assumed a 8.75% annual rate of increase for pre and post 65 participants in the per capita cost of covered healthcare claims with the rate decreasing over eight years until reaching 5.0%.

A one percentage point change in the key assumptions would have the following effects on the projected benefit obligations as of November 30, 2012 and on expense for fiscal 2012:

	Pension Benefits and Medical and Life Benefits Discount Rate		Expected Long-term Rate of Return	Assumed Healthcare Cost Trend Rate
	Net Periodic Benefit Expense	Projected Benefit Obligation	Net Periodic Pension Benefit Expense	Net Periodic Medical and Life Benefit Expense	Accumulated Benefit Obligation
	(In millions)
1% decrease	$22.9	$193.5	$12.4	$(0.5)	$(2.0)
1% increase	(19.7)	(161.7)	(12.4)	0.5	2.2

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

GENCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s pension plans weighted average asset allocation and the investment policy asset allocation targets at November 30, 2012, by asset category, are as follows:

	Actual	Target(1)
Cash and cash equivalents	26%	—%
Equity securities	25	32
Fixed income	21	50
Real estate investments	2	2
Private equity holdings	6	—
Alternative investments	20	16

	100%	100%

(1)	Assets rebalanced periodically to remain within a reasonable range of the target. The Company is in the process of evaluating and updating its overall investment strategy and asset allocation targets.

GENCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair value of the Company’s pension plan assets and liabilities by asset category and by level were as follows:

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In millions)
November 30, 2012
Cash and cash equivalents	$319.3	$200.3	$119.0	$—
Equity securities:
Domestic equity securities	388.3	380.1	7.9	0.3
International equity securities	56.6	56.2	0.3	0.1
Derivatives:
Purchased options	0.7	0.7	—	—
Written options	(1.0)	(1.0)	—	—
Short sales	(134.7)	(134.7)	—	—
Fixed income:
U.S. government securities	6.0	0.4	5.6	—
Corporate debt securities	79.1	—	78.7	0.4
Asset-backed securities	183.7	—	183.7	—
Short sales	(7.6)	(0.4)	(7.2)	—
Forward exchange contracts	0.2	—	0.2	—
Real estate investments	16.7	—	—	16.7
Private equity holdings	74.9	—	—	74.9
Alternative investments	253.2	—	—	253.2

Total	1,235.4	$501.6	$388.2	$345.6

Receivables	28.6
Payables	(20.9)

Total	$1,243.1

GENCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
November 30, 2011
Cash and cash equivalents	$302.2	$136.9	$165.3	$—
Equity securities:
Domestic equity securities	305.2	299.1	5.7	0.4
International equity securities	148.3	147.6	0.7	—
Derivatives:
Purchased options	0.4	0.4	—	—
Written options	(2.6)	(2.6)	—	—
Short sales	(141.9)	(141.9)	—	—
Fixed income:
U.S. government securities	20.7	8.1	12.6	—
Foreign government securities	0.2	—	—	0.2
Corporate debt securities	101.2	1.3	93.2	6.7
Asset-backed securities	199.8	—	199.8	—
Short sales	(6.6)	(3.4)	(3.2)	—
Forward exchange contracts	0.2	—	0.2	—
Real estate investments	19.6	—	—	19.6
Private equity holdings	72.0	—	—	72.0
Alternative investments	259.1	—	—	259.1

Total	1,277.8	$445.5	$474.3	$358.0

Receivables	43.2
Payables	(24.2)

Total	$1,296.8

The following is a description of the significant investment strategies and valuation methodologies used for the investments measured at fair value, including the general classification of such investments pursuant to the valuation hierarchy. There have been no changes in the methodologies used at November 30, 2012 and 2011.

Cash and cash equivalents

Cash and cash equivalents are held in money market accounts or invested in Short-Term Investment Funds (“STIFs”). Cash and cash equivalents held in money market accounts are classified as Level 1 investments. STIFs are not traded on an exchange and active market, and therefore are classified as Level 2 investments.

Equity securities

Equity securities are invested broadly in U.S. and non-U.S. companies which are in various industries and through a range of market capitalization in common stocks, exchange-traded funds (“ETFs”), common collective trusts (“CCTs”), derivatives and other investment vehicles. Common stocks and ETFs are stated at fair value as quoted on a recognized securities exchange and are valued at the last reported sales price on the last business day of the fiscal year and are classified as Level 1 investments. CCTs are not traded on an exchange and active market, however, the fair value is determined using net asset value (“NAV”) based on the fair value of the underlying

GENCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

investments as traded in an exchange and active market, and therefore are classified as Level 2 investments. Derivatives include call and put options on common stocks or ETFs, which are all listed on an exchange and active market and classified as Level 1 investments. Short sales are short equity positions which are all listed on an exchange and active market and classified as Level 1 investments. Equity securities that are invested in common stock of private companies are priced using unobservable inputs and classified as Level 3 investments.

Fixed income securities

Fixed income securities are invested in a variety of instruments, including, but not limited to, government securities, corporate debt securities, ETFs, CCTs, derivatives, asset-backed securities, and other investment vehicles.

U.S. government securities are invested in treasury bills, ETFs and CCTs. Treasury bills are valued at bid evaluations which are evaluated prices using observable and market-based inputs and are classified as Level 2 investments. ETFs are traded in an exchange and active market and classified as Level 1 investments. CCTs are priced at NAV by investment managers using observable inputs of the underlying U.S. government securities and are classified as Level 2 investments.

Foreign government securities are priced by investment managers using unobservable inputs such as extrapolated data, proprietary models, or indicative quotes and are classified as Level 3 investments.

Corporate debt securities are invested in corporate bonds, ETFs and CCTs. ETFs are traded in an exchange and active market and classified as Level 1 investments. Corporate bonds that are valued at bid evaluations using observable and market-based inputs are classified as Level 2 investments. Corporate bonds that are priced by brokers using unobservable inputs are classified as Level 3 investments. CCTs are priced at NAV by investment managers using observable inputs of the underlying bond securities and are classified as Level 2 investments.

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

Short sales are short fixed income positions which are classified as Level 1 investments if they are listed on an exchange and active market, and are classified as Level 2 investments if they are valued at bid evaluation using observable and market-based inputs.

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

Private equity holdings

Private equity holdings are primarily limited partnerships and fund-of-funds that mainly invest in U.S. and non-U.S. leveraged buyout, venture capital and special situation strategies. Generally, the holdings are valued at

GENCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

public market, private market, or appraised value. Private equity holdings are valued at total market value or NAV, which are estimated by investment managers using unobservable inputs such as extrapolated data, proprietary data, or indicative quotes and are classified as Level 3 investments.

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

Changes in the fair value of the Level 3 investments were as follows:

	November 30, 2011	Unrealized Gains(Losses) on Plan Assets	Realized Gains(Losses) on Plan Assets	Purchases, Issuances, and Settlements	November 30, 2012
	(In millions)
Equity securities:
Domestic equity securities	$0.4	$(0.1)	$—	$—	$0.3
International equity securities	—	—	—	0.1	0.1
Fixed income:
Foreign government securities	0.2	(0.2)	—	—	—
Corporate debt securities	6.7	0.1	0.7	(7.1)	0.4
Asset-backed securities	—	0.3	(0.3)	—	—
Real estate investments	19.6	(2.9)	—	—	16.7
Private equity holdings	72.0	2.7	—	0.2	74.9
Alternative investments	259.1	(5.9)	—	—	253.2

Total	$358.0	$(6.0)	$0.4	$(6.8)	$345.6

	November 30, 2010	Unrealized Gains(Losses) on Plan Assets	Realized Gains(Losses) on Plan Assets	Purchases, Issuances, and Settlements	Transfers out of Level 3	November 30, 2011
	(In millions)
Equity securities:
Domestic equity securities	$—	$0.2	$—	$0.2	$—	$0.4
Fixed income:
Foreign government securities	0.2	—	—	—	—	0.2
Corporate debt securities	—	(0.1)	—	6.8	—	6.7
Asset-backed securities	1.4	0.1	(0.1)	(0.5)	(0.9)	—
Real estate investments	21.6	—	—	(2.0)	—	19.6
Private equity holdings	83.1	4.6	—	(15.7)	—	72.0
Alternative investments	137.1	8.0	(0.9)	114.9	—	259.1

Total	$243.4	$12.8	$(1.0)	$103.7	$(0.9)	$358.0

GENCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

e.  Benefit Payments

The following presents estimated future benefit payments:

	Pension Benefit Payments	Medical and Life Benefits
Year Ending November 30,		Gross Benefit Payments	Medicare D Subsidy	Net Benefit Payments
	(In millions)
2013	$131.6	$8.0	$0.5	$7.5
2014	129.3	8.0	0.5	7.5
2015	126.5	7.8	0.5	7.3
2016	123.2	7.5	0.4	7.1
2017	119.8	7.2	0.4	6.8
Years 2018 — 2022	544.8	29.5	1.1	28.4

Note 7.	Commitments and Contingencies

a.  Lease Commitments and Income

The Company and its subsidiaries lease certain facilities, machinery and equipment, and office buildings under long-term, non-cancelable operating leases. The leases generally provide for renewal options ranging from one to ten years and require the Company to pay for utilities, insurance, taxes, and maintenance. Rent expense was $11.8 million in fiscal 2012, $12.9 million in fiscal 2011, and $11.3 million in fiscal 2010.

The Company also leases certain surplus facilities to third parties. The Company recorded lease income of $5.0 million in fiscal 2012, $6.7 million in fiscal 2011, and $6.8 million in fiscal 2010 related to these arrangements, which have been included in net sales.

The future minimum rental commitments under non-cancelable operating leases with initial or remaining terms of one year or more and lease revenue in effect as of November 30, 2012 were as follows:

Year Ending November 30,	Future Minimum Rental Commitments	Future Minimum Rental Income
	(In millions)
2013	$8.2	$5.4
2014	6.2	5.7
2015	3.4	4.6
2016	2.5	2.4
2017	1.4	0.2
Thereafter	0.7	—

	$22.4	$18.3

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

GENCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

developed substantially earlier than when the ultimate loss is known, and are refined each quarterly reporting period as additional information becomes available. For legal settlements where there is no stated amount for interest, the Company will estimate an interest factor and discount the liability accordingly.

Groundwater Litigation

In December 2011, Aerojet received notice of a lawsuit, Sun Ridge LLC, et al. v. Aerojet-General Corporation, et al., Case No. 34-2011-00114675, filed in Sacramento County Superior Court. The complaint, which also names McDonnell Douglas Corporation (now Boeing Corporation), was filed by owners of properties adjacent to the Aerojet property in Rancho Cordova, California and alleges damages attributable to contamination of groundwater including diminution of property value and increased costs associated with ensuring water supplies in connection with real estate development. That matter was dismissed without prejudice and the parties entered into settlement discussions. The parties have tentatively agreed to participate in mediation in the first half of 2013. Since this matter is in the early stages, the Company is currently unable to reasonably estimate what the outcome of this complaint will be. Accordingly, no estimate of liability has been accrued for this matter as of November 30, 2012.

Asbestos Litigation

The Company has been, and continues to be, named as a defendant in lawsuits alleging personal injury or death due to exposure to asbestos in building materials, products, or in manufacturing operations. The majority of cases are pending in Texas and Pennsylvania. There were 141 asbestos cases pending as of November 30, 2012.

Given the lack of any significant consistency to claims (i.e., as to product, operational site, or other relevant assertions) filed against the Company, the Company is unable to make a reasonable estimate of the future costs of pending claims or unasserted claims. Accordingly, no estimate of future liability has been accrued.

In 2011, Aerojet received a letter demand from AMEC, plc, the successor entity to the 1981 purchaser of the business assets of Barnard & Burk, Inc., a former Aerojet subsidiary, for Aerojet to assume the defense of twenty-one asbestos cases, involving 264 plaintiffs, pending in Louisiana and reimbursement of over $1.0 million in past legal fees and expenses. AMEC is asserting that Aerojet retained those liabilities when it sold the Barnard & Burk assets and agreed to indemnify the purchaser therefor. Under the relevant purchase agreement, the purchaser assumed only certain, specified liabilities relating to the operation of Barnard & Burk before the sale, with Barnard & Burk retaining all unassumed pre-closing liabilities, and Aerojet agreed to indemnify the purchaser against unassumed liabilities that are asserted against it. Based on the information provided, Aerojet declined to accept the liability and requested additional information from AMEC pertaining to the basis of the demand. Accordingly, no estimate of liability has been accrued for this matter as of November 30, 2012.

Subpoena Duces Tecum

On September 23, 2010, the Company received a subpoena duces tecum from the U.S. Army Criminal Investigation Command, acting on behalf of the Office of the Inspector General of the DoD, requesting that the Company produce a variety of documents pertaining to the use of certain cost estimating factors under its contracts with the DoD. The Company has completed its response to the subpoena through multiple document productions, and met with the investigators on September 27, 2012 and February 1, 2013 and provided further analysis regarding the use of factors on certain contracts compared to incurred material costs. The investigation continues but no financial demand has been made; accordingly, the Company is currently unable to reasonably estimate what the outcome of this civil investigation will be or the impact, if any, the investigation may have on the Company’s operating results, financial condition, and/or cash flows. Accordingly, no estimate of future liability has been accrued for at November 30, 2012. The Company has and continues to cooperate fully with the investigation.

GENCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Snappon SA Wrongful Discharge Claims

In November 2003, the Company announced the closing of a manufacturing facility in Chartres, France owned by Snappon SA, a subsidiary of the Company, previously involved in the automotive business. In accordance with French law, Snappon SA negotiated with the local workers’ council regarding the implementation of a social plan for the employees. Following the implementation of the social plan, approximately 188 of the 249 former Snappon employees sued Snappon SA in the Chartres Labour Court alleging wrongful discharge. The claims were heard in two groups. On February 19, 2009, the Versailles Court of Appeal issued a decision in favor of Group 2 plaintiffs and based on this, the Court awarded €1.9 million plus interest. On April 7, 2009, the Versailles Court of Appeal issued a decision in favor of Group 1 plaintiffs and based on this, the Court awarded €1.0 million plus interest. During the second quarter of fiscal 2009, Snappon SA filed for declaration of suspensions of payments with the clerk’s office of the Paris Commercial Court. The employee claims were discharged through the liquidation proceedings, except as to two former employees whose claims remain outstanding. During fiscal 2009, the Company accrued a loss contingency of €2.9 million plus interest for this matter. During fiscal 2012, the Company released $3.8 million of the loss contingency reserve to reflect the discharged employee claims leaving a reserve of $0.2 million as of November 30, 2012.

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

As of November 30, 2012, the aggregate range of these anticipated environmental costs was $189.5 million to $320.9 million and the accrued amount was $189.5 million. See Note 7(d) for a summary of the environmental reserve activity. Of these accrued liabilities, approximately 97% relates to the Company’s U.S. government contracting business and a portion of this liability is recoverable. The significant environmental sites are discussed below. The balance of the accrued liabilities relates to other sites for which the Company’s obligations are probable and estimable.

Sacramento, California Site

In 1989, a federal district court in California approved a Partial Consent Decree (“PCD”) requiring Aerojet, among other things, to conduct a Remedial Investigation and Feasibility Study (“RI/FS”) to determine the nature and extent of impacts due to the release of chemicals from the Sacramento, California site, monitor the American

GENCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Aerojet is involved in various stages of soil and groundwater investigation, remedy selection, design, and remedy construction associated with the operable units. In 2002, the U.S. EPA issued a Unilateral Administrative Order (“UAO”) requiring Aerojet to implement the U.S. EPA-approved remedial action in the Western Groundwater Operable Unit. An identical order was issued by the California Regional Water Quality Control Board, Central Valley (“Central Valley RWQCB”). On July 7, 2011, EPA issued Aerojet its Approval of Remedial Action Construction Completion Report for Western Groundwater Operable Unit and its Determination of Remedy as Operational and Functional. On September 20, 2011, the EPA issued two UAOs to Aerojet to complete a remedial design and implement remedial action for the Perimeter Groundwater Operable Unit. One UAO addresses groundwater and the other addresses soils within the Perimeter Groundwater Operable Unit. Issuance of the UAOs is the next step in the superfund process for the Perimeter Groundwater Operable Unit. Aerojet submitted a final Remedial Investigation Report for the Boundary Operable Unit in 2010 and a revised Feasibility Study for the Boundary Operable Unit in 2012. The remaining operable units are under various stages of investigation.

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

As of November 30, 2012, the estimated range of anticipated costs discussed above for the Sacramento, California site was $140.5 million to $220.5 million and the accrued amount was $140.5 million included as a component of the Company’s environmental reserves. Expenditures associated with this matter are partially recoverable. See Note 7(d) below for further discussion on recoverability.

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

GENCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

account: the capital, operational, maintenance, and administrative costs of certain treatment and water distribution facilities to be owned and operated by the water companies. There are also provisions in the Project Agreement for maintaining financial assurance.

Aerojet and the other Cooperating Respondents entered into an interim allocation agreement that establishes the interim payment obligations of the Cooperating Respondents for the costs incurred pursuant to the Project Agreement. Under the interim allocation, Aerojet is responsible for approximately two-thirds of all project costs, including government oversight costs. All project costs are subject to reallocation among the Cooperating Respondents. Since entering into the Project Agreement, two of the cooperating respondents, Huffy Corporation and Fairchild Corporation (“Fairchild”), have filed for bankruptcy. Aerojet and the other cooperating respondents have assumed Fairchild’s financial obligations while only the non-Aerojet cooperating respondents have assumed Huffy’s obligations. Prior to filing for bankruptcy, Fairchild filed suit against the other Cooperating Respondents, but there has been little action in that litigation to date. The interim allocation agreement expired, but until recently all Cooperating Respondents were paying in accordance with their interim allocations.

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

As of November 30, 2012, the estimated range of anticipated costs through the term of the Project Agreement for the BPOU site, which expires in 2017, was $31.2 million to $63.5 million and the accrued amount was $31.2 million included as a component of the Company’s environmental reserves. As the Company is unable to reasonably estimate the costs and expenses of this matter after the expiration of the Project Agreement, no reserve has been accrued for this matter for the period after such expiration. Expenditures associated with this matter are partially recoverable. See Note 7(d) below for further discussion on recoverability.

Toledo, Ohio Site

The Company previously manufactured products for the automotive industry at a Toledo, Ohio site, which was adjacent to the Ottawa River. This facility was divested in 1990 and the Company indemnified the buyer for claims and liabilities arising out of certain pre-divestiture environmental matters. In August 2007, the Company, along with numerous other companies, received from the United States Department of Interior Fish and Wildlife Service a notice of a Natural Resource Damage (“NRD”) Assessment Plan for the Ottawa River and Northern Maumee Bay. A group of PRPs, including the Company, was formed to respond to the NRD assessment and to pursue funding from the Great Lakes Legacy Act for primary restoration. The restoration project performed by the group consisted of river dredging and land-filling river sediments with a total project cost in the range of approximately $47 million to $49 million, one half of which was funded through the Great Lakes Legacy Act and the net project costs to the PRP group was estimated at $23.5 million to $24.5 million. The dredging of the river that began in December 2009 has been completed. In February 2011, the parties reached an agreement on allocation. As of November 30, 2012, the estimated range of the Company’s share of anticipated costs for the NRD matter was zero to $0.4 million. None of the expenditures related to this matter are recoverable. Still unresolved at this time is the actual NRD Assessment itself. Negotiations with the State and Federal Trustees are ongoing.

In 2008, Textileather, the current owner of the former Toledo, Ohio site, filed a lawsuit against the Company claiming, among other things, that the Company failed to indemnify and defend Textileather for certain

GENCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

contractual environmental obligations. A second suit related to past and future RCRA, closure costs was filed in late 2009. On May 5, 2010, the District Court granted the Company’s Motion for Summary Judgment, thereby dismissing the claims in the initial action. Textileather appealed to the Sixth Circuit Court of Appeals. On September 11, 2012, the Court of Appeals affirmed the District Court’s decision with respect to Textileather’s CERCLA cost recovery claims, but reversed the decision to dismiss its breach of contract claims. The case was remanded to the District Court for further proceedings consistent with the opinion of the Court of Appeals. The District Court is likely to address such issues as allocation of costs subject to GenCorp’s indemnification obligations as well as significant defenses raised by GenCorp in its Motion for Summary Judgment, which was not ruled on by the Court when it granted GenCorp’s Summary Judgment Motion. At the direction of the District Court, the principals commenced informal settlement negotiations. The settlement negotiations were unsuccessful and the Court is preparing a Case Management Order that will likely set a trial date near the end of 2013. As of November 30, 2012, the estimated anticipated costs and accrued amount for the Textileather matter was $2.6 million which is included as a component of the Company’s environmental reserves. None of the expenditures related to this matter are recoverable.

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

A summary of the Company’s environmental reserve activity is shown below:

	Aerojet - Sacramento	Aerojet - BPOU	Other Aerojet Sites	Total Aerojet	Other	Total Environmental Reserve
	(In millions)
November 30, 2009	$152.5	$47.8	$10.8	$211.1	$11.6	$222.7
Additions	6.7	9.5	11.7	27.9	8.6	36.5
Expenditures	(19.4)	(11.2)	(2.4)	(33.0)	(8.5)	(41.5)

November 30, 2010	139.8	46.1	20.1	206.0	11.7	217.7
Additions	21.2	5.9	5.9	33.0	(0.1)	32.9
Expenditures	(30.3)	(13.4)	(13.9)	(57.6)	(2.4)	(60.0)

November 30, 2011	130.7	38.6	12.1	181.4	9.2	190.6
Additions	24.5	5.9	3.8	34.2	0.5	34.7
Expenditures	(14.7)	(13.3)	(5.1)	(33.1)	(2.7)	(35.8)

November 30, 2012	$140.5	$31.2	$10.8	$182.5	$7.0	$189.5

GENCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Pre-Close Environmental Costs	$20.0
Amount spent through November 30, 2012	(13.9)
Amount included as a component of reserves for environmental remediation costs in the consolidated balance sheet as of November 30, 2012	(4.5)

Remaining Pre-Close Environmental Costs	$1.6

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

GENCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Pursuant to the Northrop Agreement, environmental expenditures to be reimbursed are subject to annual limitations and the total reimbursements are limited to a ceiling of $189.7 million. A summary of the Northrop Agreement activity is shown below (in millions):

Total reimbursable costs under the Northrop Agreement	$189.7
Amount reimbursed to the Company through November 30, 2012	(93.7)

Potential future cost reimbursements available(1)	96.0
Long-term receivable from Northrop in excess of the annual limitation included in the Consolidated Balance Sheet as of November 30, 2012	(69.3)
Amounts recoverable from Northrop in future periods included as a component of recoverable from the U.S. government and other third parties for environmental remediation costs in the Consolidated Balance Sheet as of November 30, 2012	(26.7)

Potential future recoverable amounts available under the Northrop Agreement	$—

(1)	Includes the short-term receivable from Northrop of $6.0 million as of November 30, 2012.

The Company’s applicable cost estimates reached the cumulative limitation under the Northrop Agreement during the third quarter of fiscal 2010. The Company has accumulated $18.2 million of environmental remediation provision adjustments above the cumulative limitation under the Northrop Agreement through November 30, 2012. Accordingly, subsequent to the third quarter of fiscal 2010, the Company has incurred a higher percentage of expense related to additions to the Sacramento site and BPOU site environmental reserve until an arrangement is reached with the U.S. government. While the Company is currently seeking an arrangement with the U.S. government to recover environmental expenditures in excess of the reimbursement ceiling identified in the Northrop Agreement, there can be no assurances that such a recovery will be obtained, or if not obtained, that such unreimbursed environmental expenditures will not have a materially adverse effect on the Company’s operating results, financial condition, and/or cash flows.

Environmental reserves and estimated recoveries impact to the Consolidated Statements of Operations

The expenses associated with adjustments to the environmental reserves are recorded as a component of other expense, net in the consolidated statements of operations. Summarized financial information for the impact of environmental reserves and recoveries to the consolidated statements of operations is set forth below:

	Estimated Recoverable Amounts from Northrop	Estimated Recoverable Amounts from U.S. Government	Total Estimated Recoverable Amounts Under U.S. Government Contracts	Charge to Consolidated Statement of Operations(1)	Total Environmental Reserve Additions
	(In millions)
Fiscal 2012	$—	$23.1	$23.1	$11.6	$34.7
Fiscal 2011	—	24.3	24.3	8.6	32.9
Fiscal 2010	2.8	24.9	27.7	8.8	36.5

(1)	Includes $18.2 million of environmental remediation provision adjustments above the cumulative limitation under the Northrop Agreement through November 30, 2012.

e.  Arrangements with Off-Balance Sheet Risk

As of November 30, 2012, arrangements with off-balance sheet risk consisted of:

•

$44.8 million in outstanding commercial letters of credit expiring within the next twelve months, the majority of which may be renewed, primarily to collateralize obligations for environmental remediation and insurance coverage.

GENCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	$39.3 million in outstanding surety bonds to satisfy indemnification obligations for environmental remediation coverage.

•	Up to $120.0 million aggregate in guarantees by GenCorp of Aerojet’s obligations to U.S. government agencies for environmental remediation activities (see Note 7(b) for additional information).

•	Guarantees, jointly and severally, by the Company’s material domestic subsidiaries of its obligations under its Senior Credit Facility.

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

Additionally, the Company issues purchase orders to suppliers for equipment, materials, and supplies in the normal course of business. These purchase commitments are generally for volumes consistent with anticipated requirements to fulfill purchase orders or contracts for product deliveries received, or expected to be received, from customers and would be subject to reimbursement if a cost-plus contract is terminated.

Note 8.	Redeemable Common Stock

The Company inadvertently failed to register with the SEC the issuance of certain of its common shares in its defined contribution 401(k) employee benefit plan (the “Plan”). As a result, certain Plan participants who purchased such securities pursuant to the Plan may have the right to rescind certain of their purchases for consideration equal to the purchase price paid for the securities (or if such security has been sold, to receive consideration with respect to any loss incurred on such sale) plus interest from the date of purchase. As of November 30, 2012 and 2011, the Company has classified 0.4 million shares as redeemable common stock because the redemption features are not within the control of the Company. The Company may also be subject to civil and other penalties by regulatory authorities as a result of the failure to register these shares. These shares have always been treated as outstanding for financial reporting purposes. In June 2008, the Company filed a registration statement on Form S-8 to register future transactions in the GenCorp Stock Fund in the Plan. During fiscal 2012, 2011, and 2010, the Company recorded a charge of $0.7 million, $0.8 million, and $0.9 million, respectively, for realized losses and interest associated with this matter.

Note 9.	Shareholders’ Deficit

a.  Preference Stock

As of November 30, 2012 and 2011, 15.0 million shares of preferred stock were authorized and none were issued or outstanding.

b.  Common Stock

As of November 30, 2012, the Company had 150.0 million authorized shares of common stock, par value $0.10 per share, of which 60.5 million shares (includes redeemable common stock and unvested restricted shares) were issued and outstanding, and 33.3 million shares were reserved for future issuance for the exercise of stock options (seven and ten year contractual life) and restricted stock (no maximum contractual life), payment of awards under stock-based compensation plans, and conversion of the Company’s Notes. See Note 8 for information about the Company’s redeemable common stock.

GENCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

c.  Stock-based Compensation

Total stock-based compensation expense by type of award was as follows:

	Year Ended
	2012	2011	2010
	(In millions)
Stock appreciation rights (“SARS”)	$2.7	$0.4	$(0.9)
Stock options	0.8	0.9	0.2
Restricted stock, service-based	2.2	1.7	1.0
Restricted stock, performance-based	0.8	0.7	0.1

Total stock-based compensation expense	$6.5	$3.7	$0.4

Stock Appreciation Rights:    As of November 30, 2012, a total of 1,528,823 SARS were outstanding under the 1999 Equity and Performance Incentive Plan (“1999 Plan”) and 2009 Equity and Performance Incentive Plan (“2009 Plan”). SARS granted to employees generally vest in one-third increments at one year, two years, and three years from the date of grant and have a ten year contractual life under the 1999 Plan and a seven year contractual life under the 2009 Plan. SARS granted to directors of the Company typically vest over a one year service period (half after six months and half after one year) and have a ten year contractual life under the 1999 Plan and a seven year contractual life under the 2009 Plan. These awards are similar to the Company’s employee stock options, but are settled in cash rather than in shares of common stock, and are classified as liability awards. Compensation cost for these awards is determined using a fair-value method and remeasured at each reporting date until the date of settlement. Stock-based compensation expense recognized is based on SARS ultimately expected to vest, and therefore it has been reduced for estimated forfeitures.

A summary of the status of the Company’s SARS as of November 30, 2012 and changes during fiscal 2012 is presented below:

	SARS (In thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (In millions)
Outstanding at November 30, 2011	1,438	$10.75
Granted	99	6.82
Cancelled	(8)	14.88

Outstanding at November 30, 2012	1,529	$10.47	4.4	$2.9

Exercisable at November 30, 2012	1,402	$10.90	4.3	$2.4

Expected to vest at November 30, 2012	122	$5.70	5.9	$0.4

The weighted average grant date fair value for SARS granted in fiscal 2012, 2011, and 2010 was $5.76, $3.50, and $3.15, respectively. No SARS were exercised in fiscal 2012, 2011 or 2010. As of November 30, 2012, there was $0.5 million of total stock-based compensation related to nonvested SARS. That cost is expected to be recognized over an estimated weighted-average amortization period of 15 months.

Restricted Stock, service-based:    As of November 30, 2012, a total of 637,690 shares of service-based restricted stock were outstanding which vest based on years of service under the 1999 Plan and 2009 Plan. Restricted shares are granted to key employees and directors of the Company. The fair value of the restricted stock awards was based on the closing market price of the Company’s common stock on the date of award and is

GENCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

being amortized on a straight line basis over the service period. Stock-based compensation expense recognized is based on service-based restricted stock ultimately expected to vest, and therefore it has been reduced for estimated forfeitures.

The following is summary of the status of the Company’s service-based restricted stock as of November 30, 2012 and changes during fiscal 2012:

	Service Based Restricted Stock (In thousands)	Weighted Average Grant Date Fair Value
Outstanding at November 30, 2011	473	$5.80
Granted	384	7.05
Vested	(213)	6.69
Canceled	(6)	5.11

Outstanding at November 30, 2012	638	$6.41

Expected to vest at November 30, 2012	631	$6.41

As of November 30, 2012, there was $2.1 million of total stock-based compensation related to nonvested service-based restricted stock. That cost is expected to be recognized over an estimated weighted-average amortization period of 24 months. The intrinsic value of the service-based restricted stock outstanding and expected to vest at November 30, 2012 was $5.9 million and $5.8 million, respectively. The weighted average grant date fair values for service-based restricted stock granted in fiscal 2011 and 2010 was $5.91 and $5.89, respectively.

Restricted Stock, performance-based:    As of November 30, 2012, a total of 630,022 shares of performance-based restricted shares were outstanding under the 1999 Plan and 2009 Plan. The performance-based restricted stock vests if the Company meets various operations and earnings targets set by the Organization & Compensation Committee of the Board. The fair value of the performance-based restricted stock awards was based on the closing market price of the Company’s common stock on the date of award and is being amortized over the estimated service period to achieve the operations and earnings targets. If certain operations and earnings targets are exceeded, additional restricted stock may be required to be granted to individuals up to a maximum additional grant of 25% of the initial grant. Stock-based compensation expense recognized for all years presented is based on performance-based restricted stock ultimately expected to vest, and therefore it has been reduced for estimated forfeitures.

The following is a summary of the status of the Company’s performance-based restricted stock as of November 30, 2012 and changes during fiscal 2012:

	Performance Based Restricted Stock (In thousands)	Weighted Average Grant Date Fair Value
Outstanding at November 30, 2011	428	$5.37
Granted	333	6.87
Vested	(126)	6.00
Cancelled	(5)	4.91

Outstanding at November 30, 2012	630	$6.33

Expected to vest at November 30, 2012	502	$6.42

GENCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of November 30, 2012, there was $1.6 million of total stock-based compensation related to nonvested performance-based restricted stock. That cost is expected to be recognized over an estimated weighted-average amortization period of 18 months. The intrinsic value of the performance-based restricted stock outstanding and expected to vest at November 30, 2012 was $5.8 million and $4.5 million, respectively. The weighted average grant date fair values for performance-based restricted stock granted in fiscal 2011 and 2010 was $6.01 and $4.91, respectively.

Stock Options:    As of November 30, 2012, a total of 849,366 stock options were outstanding under the 1999 Plan and 2009 Plan. The 2009 stock option grants are primarily performance-based and vest if the Company meets various operations and earnings targets set by the Organization & Compensation Committee of the Board. The fair value is being amortized over the estimated service period to achieve the operations and earnings targets. If certain operations and earnings targets are exceeded, additional stock options may be required to be granted to individuals up to a maximum additional grant of 25% of the initial grant.

A summary of the status of the Company’s stock options as of November 30, 2012 and changes during fiscal 2012 is presented below:

	Stock Options (In thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Intrinsic Value (In millions)
Outstanding at November 30, 2011	1,234	$7.17
Granted	9	6.00
Exercised	(184)	7.30
Cancelled	(210)	12.22

Outstanding at November 30, 2012	849	$5.87	4.6	$2.9

Exercisable at November 30, 2012	360	$6.67	4.0	$1.0

Expected to vest at November 30, 2012	446	$5.55	4.9	$1.6

As of November 30, 2012, there was $0.1 million of total stock-based compensation related to nonvested stock options. That cost is expected to be recognized over an estimated weighted-average amortization period of 9 months. The weighted average grant date fair value for stock options granted in fiscal 2012, 2011, and 2010 was $3.46, $3.54, and $3.11, respectively.

The following table summarizes the range of exercise prices and weighted-average exercise prices for options outstanding as of November 30, 2012 under the Company’s stock option plans:

		Outstanding
Year Granted	Range of Exercise Prices	Stock Options Outstanding (In thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)
2003	$7.73 – $9.29	103	$8.46	0.4
2004	$10.92	28	$10.92	1.2
2009	$4.54	154	$4.54	6.6
2010	$4.91 – $7.14	456	$6.82	5.6
2011	$6.01	100	$6.01	5.3
2012	$6.00	8	$6.00	9.2

		849

GENCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Valuation Assumptions

The fair value of stock options was estimated using a Black-Scholes Model with the following weighted average assumptions:

	Year Ended
	2012	2011	2010
Expected life (in years)	7.0	7.0	7.0
Volatility	57.47%	57.19%	55.43%
Risk-free interest rate	1.54%	2.53%	2.44%
Dividend yield	0.00%	0.00%	0.00%

The fair value of SARS was estimated using a Black-Scholes Model with the following weighted average assumptions:

	Year Ended
	2012	2011	2010
Expected life (in years)	3.7	4.4	5.1
Volatility	55.47%	62.60%	66.53%
Risk-free interest rate	0.51%	0.91%	1.56%
Dividend yield	0.00%	0.00%	0.00%

Expected Term:    The Company’s expected term represents the period that the Company’s stock-based awards are expected to be outstanding and was determined based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards and vesting schedules.

Expected Volatility:    The fair value of stock-based payments were valued using the Black-Scholes Model with a volatility factor based on the Company’s historical stock prices. The range of expected volatility used in the Black-Scholes Model was 38% to 67% as of November 30, 2012.

Expected Dividend:    The Black-Scholes Model requires a single expected dividend yield as an input. The Senior Credit Facility restricts the payment of dividends and the Company does not anticipate paying cash dividends in the foreseeable future.

Risk-Free Interest Rate:    The Company bases the risk-free interest rate used in the Black-Scholes Model on the implied yield currently available on U.S. Treasury zero-coupon issues with an equivalent remaining term. The range of risk-free interest rates used in the Black-Scholes Model was 0.21% to 1.12% as of November 30, 2012.

Estimated Pre-vesting Forfeitures:    When estimating forfeitures, the Company considers historical terminations as well as anticipated retirements.

Note 10.	Operating Segments and Related Disclosures

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

GENCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Selected financial information for each reportable segment was as follows:

	Year Ended
	2012	2011	2010
	(In millions)
Net Sales:
Aerospace and Defense	$986.1	$909.7	$850.7
Real Estate	8.8	8.4	7.2

Total	$994.9	$918.1	$857.9

Segment Performance:
Aerospace and Defense	$115.5	$108.6	$99.6
Environmental remediation provision adjustments	(11.4)	(8.9)	(0.2)
Retirement benefit plan expense	(18.9)	(21.0)	(29.3)
Unusual items (see Note 14)	(0.7)	(4.1)	(2.8)

Aerospace and Defense Total	84.5	74.6	67.3

Real Estate	3.7	5.6	5.3

Total	$88.2	$80.2	$72.6

Reconciliation of segment performance to income from continuing operations before income taxes:
Segment Performance	$88.2	$80.2	$72.6
Interest expense	(22.3)	(30.8)	(37.0)
Interest income	0.6	1.0	1.6
Stock-based compensation	(6.5)	(3.7)	(0.4)
Corporate retirement benefit plan expense	(22.1)	(25.4)	(12.6)
Corporate and other expenses	(12.7)	(10.8)	(21.5)
Corporate unusual items (see Note 14)	(12.0)	(1.5)	(0.6)

Income from continuing operations before income taxes	$13.2	$9.0	$2.1

Aerospace and Defense	$37.2	$21.1	$18.2
Real Estate	—	—	—
Corporate	—	—	4.4

Capital Expenditures, cash and non-cash	$37.2	$21.1	$22.6

Aerospace and Defense	$21.7	$24.3	$27.6
Real Estate	0.6	0.3	0.3
Corporate	—	—	—

Depreciation and Amortization	$22.3	$24.6	$27.9

GENCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	As of November 30,
	2012	2011
	(In millions)
Aerospace and Defense(1)	$637.6	$622.8
Real Estate	82.3	79.1

Identifiable assets	719.9	701.9
Corporate	199.4	237.6

Assets	$919.3	$939.5

(1)

The Aerospace and Defense operating segment had $94.9 million of goodwill as of November 30, 2012 and 2011. In addition, as of November 30, 2012 and 2011 intangible assets balances were $13.9 million and $15.4 million, respectively, for the Aerospace and Defense operating segment.

The Company’s continuing operations are located in the United States. Inter-area sales are not significant to the total sales of any geographic area. Unusual items included in segment performance pertained only to the United States.

GENCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 11.	Quarterly Financial Data (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter(1)
	(In millions, except per share amounts)
2012
Net sales	$201.9	$249.9	$244.9	$298.2
Cost of sales (exclusive of items shown separately on Statement of Operations)	173.9	220.3	214.1	261.3
Income (loss) from continuing operations before income taxes	4.7	4.6	(0.5)	4.4
Income (loss) from continuing operations	2.4	1.3	(8.7)	(0.7)
Income (loss) from discontinued operations, net of income taxes	—	0.4	(0.8)	3.5
Net income (loss)	2.4	1.7	(9.5)	2.8
Basic and diluted income (loss) per share from continuing operations	0.04	0.02	(0.15)	(0.01)
Basic and diluted income (loss) per share from discontinued operations, net of income taxes	—	0.01	(0.01)	0.06
Basic and diluted net income (loss) per share	0.04	0.03	(0.16)	0.05

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter(2)
	(In millions, except per share amounts)
2011
Net sales	$209.8	$229.9	$226.2	$252.2
Cost of sales (exclusive of items shown separately on Statement of Operations)	180.6	203.0	197.5	218.2
Income from continuing operations before income taxes	4.5	1.0	1.6	1.9
Income (loss) from continuing operations	1.9	0.5	1.3	(0.8)
(Loss) income from discontinued operations, net of income taxes	(0.7)	(0.5)	(0.1)	1.3
Net income	1.2	—	1.2	0.5
Basic and diluted income (loss) per share from continuing operations	0.03	0.01	0.02	(0.01)
Basic and diluted (loss) income per share from discontinued operations, net of income taxes	(0.01)	(0.01)	—	0.02
Basic and diluted net income per share	0.02	—	0.02	0.01

(1)

During the fourth quarter of fiscal 2012, the Company recorded out of period adjustments to cost of sales, interest expense, and the income tax provision and related balance sheet accounts. The out of period adjustments relate to the treatment of intercompany interest within the state tax provisions and the accounting for a lease modification. During the fourth quarter of fiscal 2012, the Company recorded an adjustment to correct the identified errors resulting in the Company under reporting income by $0.4 million.

(2)

During the fourth quarter of fiscal 2011, the Company recorded out of period adjustments to the income tax provision and related balance sheet accounts. The out of period adjustments primarily relate to the Company incorrectly calculating the tax benefit on a tax refund associated with an election made on the Company’s 2003 income tax return and the Company not recording a reserve for uncertain tax positions during the appropriate period. During the fourth quarter of fiscal 2011, the Company recorded an adjustment to correct the identified errors resulting in the Company under reporting income by approximately $1.0 million (see Note 1(a)).

Note 12.	Discontinued Operations

In November 2003, the Company announced the closing of a GDX manufacturing facility in Chartres, France owned by Snappon SA, a subsidiary of the Company. The decision resulted primarily from declining sales volumes with French automobile manufacturers. During fiscal 2009, Snappon SA had legal judgments rendered against it under French law, aggregating €2.9 million plus interest related to wrongful discharge claims by certain former employees of Snappon SA. Additionally, during fiscal 2009, Snappon SA filed for declaration of suspensions of payments with the clerk’s office of the Paris Commercial Court (see Note 7(b)). During fiscal 2012, the Company released a $3.8 million loss contingency reserve for discharged employee claims.

GENCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Summarized financial information for discontinued operations is set forth below:

	Year Ended
	2012	2011	2010
	(In millions)
Net sales	$—	$—	$—
Income before income taxes(1)	2.6	—	0.7
Income tax benefit	0.5	—	0.1
Income from discontinued operations	3.1	—	0.8

(1)	Includes foreign currency transaction gains and (losses) of $0.4 million in fiscal 2012, ($0.3) million in fiscal 2011, and $1.7 million in fiscal 2010.

Note 13.	Assets Held for Sale

In November 2012, the Company classified its LDACS program as assets held for sale. The Company expects that it will be required to divest the LDACS product line in order to consummate the acquisition of the Rocketdyne Business. The net sales associated with the LDACS program totaled $34.3 million in fiscal 2012. For operating segment reporting, the LDACS program has been reported as a part of the Aerospace and Defense segment. The components of assets and liabilities held for sale in the Consolidated Balance Sheets are as follows:

	As of November 30,
	2012	2011
	(In millions)
Accounts receivable	$3.5	$6.0
Equipment	0.1	0.1
Estimated costs to divest, recorded as part of unusual items	(3.6)	—

Assets held for sale	$—	$6.1

Accounts payable	$0.1	$0.4
Other liabilities	1.0	0.9

Liabilities held for sale	$1.1	$1.3

GENCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 14.	Unusual Items

Total unusual items expense, a component of other expense, net in the consolidated statements of operations was as follows:

	Year Ended
	2012	2011	2010
	(In millions)
Aerospace and Defense:
Loss on legal matters and settlements	$0.7	$4.1	$2.8

Aerospace and defense unusual items	0.7	4.1	2.8

Corporate:
Rocketdyne Business acquisition related costs	11.6	—	—
Executive severance agreements	—	—	1.4
Loss on debt repurchased	0.4	0.2	1.2
Loss on bank amendment	—	1.3	0.7
Gain on legal settlement	—	—	(2.7)

Corporate unusual items	12.0	1.5	0.6

Total unusual items	$12.7	$5.6	$3.4

Fiscal 2012 Activity:

The Company recorded $0.7 million for realized losses and interest associated with the failure to register with the SEC the issuance of certain of the Company’s common shares under the defined contribution 401(k) employee benefit plan.

The Company incurred expenses of $11.6 million, including internal labor costs of $2.0 million, related to the proposed Rocketdyne Business acquisition announced in July 2012.

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

GENCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In addition, during fiscal 2010, the Company recorded $0.7 million of losses related to an amendment to the Senior Credit Facility.

A summary of the Company’s losses on the 2 1/4% Debentures repurchased during fiscal 2010 is as follows (in millions):

Principal amount repurchased	$77.8
Cash repurchase price	(74.3)

3.5
Write-off of the associated debt discount	(6.3)
Portion of the 2 1/4% Debentures repurchased attributed to the equity component	2.9
Write-off of the deferred financing costs	(0.4)

Loss on 2 1/4% Debentures repurchased	$(0.3)

A summary of the Company’s losses on the 9 1/2% Notes repurchased during fiscal 2010 is as follows (in millions):

Principal amount repurchased	$22.5
Cash repurchase price	(23.0)
Write-off of the deferred financing costs	(0.4)

Loss on 9 1/2% Notes repurchased	$(0.9)

Note 15.	Subsequent Events

7.125% Second-Priority Senior Secured Notes

On January 28, 2013, the Company issued $460.0 million in aggregate principal amount of its 7.125% Second-Priority Senior Secured Notes due 2021 (the “7 1/8% Notes”). The 7 1/8% Notes were sold to qualified institutional buyers in accordance with Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”) and outside the U.S. in accordance with Regulation S under the Securities Act. The 7 1/8% Notes mature on March 15, 2021, subject to early redemption described below. The 7 1/8% Notes will pay interest semi-annually in cash in arrears on March 15, and September 15, of each year, beginning on March 15, 2013.

The gross proceeds from the sale of the 7 1/8% Notes (after deducting underwriting discounts), plus an amount sufficient to fund a Special Mandatory Redemption (as defined below) on February 28, 2013, including accrued interest on the 7 1/8% Notes, were deposited into escrow pending the consummation of the proposed acquisition of the Rocketdyne Business pursuant to an escrow agreement (the “Escrow Agreement”) by and among the Company and U.S. Bank National Association, as trustee for the 7 1/8% Notes, as escrow agent and as bank and securities intermediary. Pursuant to the Escrow Agreement, the Company will continue to deposit accrued interest on the 7 1/8% Notes on a monthly basis until the satisfaction of the conditions to release the proceeds from escrow. If the conditions to the release of the escrow, including the consummation of the acquisition of the Rocketdyne Business, are not satisfied on or prior to July 21, 2013 (subject to a one-month extension upon satisfaction of certain conditions) or upon the occurrence of certain other events, the 7 1/8% Notes will be subject to a special mandatory redemption (the “Special Mandatory Redemption”) at a price equal to 100% of the issue price of the 7 1/8% Notes, plus accrued and unpaid interest, if any, to, but not including the date of the Special Mandatory Redemption.

GENCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The 7 1/8% Notes will be redeemable at the Company’s option, in whole or in part, at any time prior to March 15, 2016 at a price equal to 100% of the principal amount, plus any accrued and unpaid interest to the date of redemption, plus a “make-whole” premium. Thereafter, the Company may redeem the 7 1/8% Notes, at any time on or after March 15, 2016, at redemption prices (expressed as percentages of principal amount) set forth below plus accrued and unpaid interest and additional interest, if any, thereon, to the applicable redemption date, if redeemed during the twelve-month period beginning March 15 of the years indicated below:

Year	Redemption Price
2016	105.344%
2017	103.563%
2018	101.781%
2019 and thereafter	100.000%

In addition, before March 15, 2016, the Company may redeem up to 35% of the original aggregate principal amount of the 7 1/8% Notes at a redemption price equal to 107.125% of the aggregate principal amount of the 7 1/8% Notes, plus accrued interest, with the proceeds from certain types of public equity offerings.

The 7 1/8% Notes are guaranteed by Aerojet. Following the consummation of the proposed Acquisition, the 7 1/8% Notes will be fully and unconditionally guaranteed on a second-priority senior secured basis by each of the Company’s existing and future subsidiaries that guarantee its obligations under the Company’s existing Senior Credit Facility. Prior to the consummation of the Acquisition, the 7 1/8% Notes will be secured by a first priority security interest in the escrow account and all deposits and investment property therein. Following the consummation of the Acquisition, the 7 1/8% Notes will be secured on a second-priority basis by the assets (other than real property) that secure the Company’s and its guarantors’ obligations under the Senior Credit Facility, subject to certain exceptions and permitted liens.

Upon the occurrence of a change of control (as defined in the 7 1/8% Notes indenture), if the Company has not previously exercised its right to redeem all of the outstanding 7 1/8% Notes pursuant to the Special Mandatory Redemption or an optional redemption as described in the indenture, the Company must offer to repurchase the 7 1/8% Notes at 101% of the principal amount of the 7 1/8% Notes, plus accrued and unpaid interest to the date of repurchase.

The 7 1/8% Notes indenture contains certain covenants limiting the Company’s ability and the ability of its restricted subsidiaries (as defined in the 7 1/8% Notes indenture) to, subject to certain exceptions and qualifications: (i) incur additional indebtedness; (ii) pay dividends or make other distributions on, redeem or repurchase, capital stock; (iii) make investments or other restricted payments; (iv) create or incur certain liens; (v) incur restrictions on the payment of dividends or other distributions from its restricted subsidiaries; (vi) enter into transactions with affiliates; (vii) sell assets; or (viii) effect a consolidation or merger.

The 7 1/8% Notes indenture also contains customary events of default, including, among other things, failure to pay interest, failure to comply with certain repurchase provisions, breach of certain covenants, failure to pay at maturity or acceleration of other indebtedness, failure to pay certain judgments, and certain events of insolvency or bankruptcy. Generally, if any event of default occurs, 7 1/8% Notes trustee or the holders of at least 25% in principal amount of the 7 1/8% Notes may declare the 7 1/8% Notes due and payable by providing notice to the Company. In case of default arising from certain events of bankruptcy or insolvency, the 7 1/8% Notes will become immediately due and payable.

In connection with the issuance of the 7 1/8% Notes, the Company entered into a registration rights agreement dated as of January 28, 2013 (the “Registration Rights Agreement”), by and among the Company, Aerojet, as guarantor, and Morgan Stanley & Co. LLC, Citigroup Global Markets Inc., Wells Fargo Securities, LLC and SunTrust Robinson Humphrey, Inc., as initial purchasers of the 7 1/8% Notes. Pursuant to the Registration Rights Agreement, the Company has agreed to: (i) file a registration statement within 180 days after January 28, 2013,

GENCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

with respect to an offer to exchange the 7 1/8% Notes for freely tradable notes that have substantially identical terms as the 7 1/8% Notes and are registered under the Securities Act; (ii) use reasonable best efforts to cause such registration statement to become effective within 270 days after January 28, 2013; (iii) use reasonable best efforts to consummate the exchange offer within 300 days after January 28, 2013; and (iv) file a shelf registration statement for the resale of the 7 1/8% Notes if the Company cannot effect an exchange offer within the time periods listed above and in certain other circumstances. If the Company does not comply with its registration obligations under the Registration Rights Agreement (each, a “Registration Default”), the annual interest rate on the 7 1/8% Notes will increase by 0.25% per annum and thereafter by an additional 0.25% per annum for any subsequent 90-day period during which a Registration Default continues, up to a maximum additional interest rate of 1.0% per annum. If the Company corrects the Registration Default, the interest rate on the 7 1/8% Notes will revert immediately to the original rate.

The Company intends to use the net proceeds of the 7 1/8% Notes offering to fund, in part, the proposed acquisition of the Rocketdyne Business, and to pay related fees and expenses.

Amendment to Senior Credit Facility

In January 2013, the Company, with its wholly-owned subsidiary Aerojet as guarantor, executed an amendment (the “Third Amendment”) to the Senior Credit Facility with the lenders identified therein, and Wells Fargo Bank, National Association, as administrative agent. The Third Amendment, among other things, allowed for the 7 1/8% Notes to be secured by a first priority security interest in the escrow account into which the gross proceeds of the 7 1/8% Notes offering were deposited pending the consummation of the acquisition of the Rocketdyne Business.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

As of November 30, 2012, we conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed to provide reasonable assurance that such information is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of November 30, 2012 that our disclosure controls and procedures were effective at the reasonable assurance level.

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

With the participation of the Chief Executive Officer and the Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of November 30, 2012.

The effectiveness of our internal control over financial reporting as of November 30, 2012 has been audited by PricewaterhouseCoopers LLP, our independent registered public accounting firm. Their report appears in Item 8.

Changes In Internal Control Over Financial Reporting

There was no change in the Company’s internal controls over financial reporting during the fourth quarter of fiscal 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Directors of the Registrant

Information with respect to directors of the Company who will stand for election at the 2013 Annual Meeting of Shareholders is set forth under the heading “PROPOSAL 1 — ELECTION OF DIRECTORS” in our 2013 Proxy Statement for our 2013 Annual Meeting (“2013 Proxy Statement”), which will be filed with the Securities and Exchange Commission within 120 days after the close of our fiscal year. Such information is incorporated herein by reference.

The information in our 2013 Proxy Statement set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated herein by reference. Information regarding shareholder communications with our Board of Directors may be found under the caption “Communications with Directors” in our 2013 Proxy Statement and is incorporated herein by reference.

Executive Officers of the Registrant

The following information is given as of December 31, 2012.

Name	Title	Other Business Experience	Age
Scott J. Seymour	President and Chief Executive Officer of the Company (since January 2010)	President of Aerojet January 2010 — August 2012; Consultant to Northrop Grumman Corporation (“Northrop”) March 2008 — January 2010; Corporate Vice President and President of Integrated Systems Sector of Northrop 2002 — March 2008; Vice President, Air Combat Systems of Northrop 1998 — 2001; Vice President and B-2 Program Manager of Northrop 1996 — 1998; and Vice President, Palmdale Operations, of Northrop 1993 — 1996.	62
Kathleen E. Redd	Vice President, Chief Financial Officer (since January 2009), and Assistant Secretary of the Company (since March 2012)	Secretary January 2009 — March 2012; Vice President, Controller and Acting Chief Financial Officer September 2008 — January 2009; Vice President, Finance 2006 — 2008; Assistant Corporate Controller, 2002 — 2006; Acting Vice President Controller GDX Automotive, 2003 — 2004 (concurrent with Assistant Corporate Controller position during divestiture activities); Vice President, Finance, for Grass Valley Group, 2001 — 2002; Vice President, Finance for JOMED, Inc., 2000 — 2001; Controller for EndoSonics Corporation, 1996 — 2000.	51
Warren M. Boley, Jr.	President, Aerojet (since August 2012)	Chief Operating Officer, Boley Tool & Machine Works May 2011 — August 2012; Corporate Director, Boley Tool & Machine Works 1991 — present; President, Military Engines Division, United Technologies Corporation, Pratt & Whitney Business Unit (“Pratt & Whitney”) April 2010 — May 2011; Vice President — F135/F119 Engine Programs, Pratt & Whitney April 2009 — April 2010; Vice President, Operational Military Engines and Customer Support, Pratt& Whitney September 2007 — April 2009; Vice President Operational Military Engines, Pratt & Whitney March 2003 — September 2007.	50
Richard W. Bregard	Deputy to the President, Aerojet (since June 2010)	Vice President, Defense Programs 2007 — 2010; Executive Director, Missile Defense Programs 2004 — 2007, Director of Smart Weapons at Northrop 2002 — 2004, Director of Smart Weapons at Aerojet 1998 — 2002, Director of Tactical Systems at Nichols Research 1997 — 1998, prior to 1997, U.S. Army Defense Systems Acquisitions.	70

Name	Title	Other Business Experience	Age
Christopher C. Cambria	Vice President, General Counsel (since September 2011), and Secretary of the Company (since March 2012)	Self-employed legal consultant 2010 — 2011. Senior Vice President and Senior Counsel, Mergers and Acquisitions for L-3 Communications Holdings 2006 — 2009; Senior Vice President, Secretary and General Counsel 2001 — 2006; and Vice President, General Counsel and Secretary 1997 — 2001. Associate with Fried, Frank, Harris, Shriver & Jacobson 1994 — 1997. Associate with Cravath, Swaine & Moore 1986 — 1993.	54

The Company’s executive officers generally hold terms of office of one year and/or until their successors are elected and serve at the discretion of the Board.

Code of Ethics and Corporate Governance Guidelines

The Company has adopted a code of ethics known as the Code of Business Conduct that applies to the Company’s employees including the principal executive officer and principal financial officer. Amendments to the Code of Business Conduct and any grant of a waiver from a provision of the Code of Business Conduct requiring disclosure under applicable SEC rules will be disclosed on the Company’s website at www.GenCorp.com. Copies of the Code of Business Conduct and the Company’s Corporate Governance Guidelines are available on the Company’s web site at www.GenCorp.com (copies are available in print to any shareholder or other interested person who requests them by writing to Secretary, GenCorp Inc., 2001 Aerojet Road, Rancho Cordova, California 95742).

Audit Committee and Audit Committee Financial Expert

Information regarding the Audit Committee and the Audit Committee’s Financial Expert is set forth under the heading “Board Committees” in our 2013 Proxy Statement and is incorporated herein by reference.

Item 11.	Executive Compensation

Information concerning executive compensation may be found under the captions “Executive Compensation,” “2012 Director Compensation Table,” “Compensation Discussion and Analysis,” “Summary Compensation Table,” “2012 Grants of Plan-Based Awards,” “Outstanding Equity Awards at 2012 Fiscal Year End,” “2012 Option/SAR Exercises and Stock Vested,” “2012 Pension Benefits,” “2012 Non-Qualified Deferred Compensation,” “Potential Payments upon Termination of Employment or Change in Control,” “Employment Agreement and Indemnity Agreements,” “Director Compensation,” “Organization & Compensation Committee Report” and “Compensation Committee Interlocks and Insider Participation” of our 2013 Proxy Statement. Such information is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information under the headings “Security Ownership of Certain Beneficial Owners” and “Security Ownership of Officers and Directors” in our 2013 Proxy Statement is incorporated herein by reference.

Equity Compensation Plan Information

The table below sets forth certain information regarding the following equity compensation plans of the Company, pursuant to which we have made equity compensation available to eligible persons, as of November 30, 2012: (i) GenCorp Inc. 1999 Equity and Performance Incentive Plan; and (ii) GenCorp Inc. 2009 Equity and Performance Incentive Plan. Both plans have been approved by our shareholders.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity compensation plans approved by shareholders
Stock options	849,366	$5.87
Restricted shares(3)	—

Total	849,366	$5.87	2,613,605	(1)(2)
Equity compensation plans not approved by shareholders(4)	—	N/A	—

Total	849,366	$5.87	2,613,605

(1)

As of November 30, 2012, there are no more shares available to be issued under any type of incentive award under the GenCorp Inc. 1999 Equity and Performance Incentive Plan. The maximum number of shares available for issuance to participants under the GenCorp Inc. 2009 Equity and Performance Incentive Plan is 5,000,000 shares, all of which may be awarded as incentive stock options. Subject to the total shares available to be issued under the plan, the following specific limits apply: (A) no more than 200,000 shares may be issued to nonemployee directors and no nonemployee director may receive more than 150,000 shares in any fiscal year; (B) no more than 200,000 shares subject to stock options, including incentive stock options, may be granted to any participant in any fiscal year; (C) no more than 200,000 shares subject to stock appreciation rights may be granted to any participant in any fiscal year; (D) no more than 200,000 shares may be granted to any participant in any fiscal year pursuant to an award of restricted stock or restricted stock units; (E) no more than 200,000 shares may be granted to any participant in any fiscal year pursuant to an award of performance shares or performance units; and (F) no more than 100,000 shares may be granted to any participant in any fiscal year pursuant to a stock-based award other than described above.

(2)

The number of securities in Column (c) is net of the maximum 79,893 shares that may be issued pursuant to additional stock options and restricted stock awards that will be granted in 2013, 2014 and 2015 if the Company attains performance goals specified in equity awards made during 2010, 2011 and 2012, respectively.

(3)	As of November 30, 2012, 1,267,712 shares had been granted as restricted shares that had not yet vested.

(4)

The Company also maintains the GenCorp Inc. and Participating Subsidiaries Deferred Bonus Plan. This plan allows participating employees to defer a portion of their compensation for future distribution. All or a portion of such deferrals made prior to November 30, 2009 could be allocated to an account based on the Company’s common stock and does permit limited distributions in the form of Company common shares. However, distributions in the form of common shares are permitted only at the election of the Organization & Compensation Committee of the Board of Directors and, according to the terms of the plan, individuals serving as officers or directors of the Company are not permitted to receive distributions in the form of Company common shares until at least six months after such individual ceases to be an officer or director of the Company. The table does not include information about this plan because no options, warrants or rights are available under this plan and no specific number of shares is set aside under this plan as available for future issuance. Based upon the price of Company common shares on November 30, 2012, the maximum number of shares that could be distributed to employees not subject to the restrictions on officers and directors (if permitted by the Organization & Compensation Committee) would be 10,614. This plan was amended effective November 30, 2009 to prevent the application of future deferrals to the Company common stock investment program.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information regarding certain transactions and employment agreements with management is set under the headings “Employment Agreement and Indemnity Agreements,” “Related Person Transaction Policy” and “Potential Payments upon Termination of Employment or Change in Control” in our 2013 Proxy Statement and is incorporated herein by reference. Information regarding director independence is set forth under the heading “Determination of Independence of Directors” in our 2013 Proxy Statement and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information in our 2013 Proxy Statement set forth under the captions “Proposal 5 — Ratification of the Appointment of Independent Auditors,” “Audit Fees,” “Audit-Related Fees,” “Tax Fees,” “All Other Fees,” and “Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of the Company’s Independent Auditors” is incorporated herein by reference.

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

GENCORP INC.

SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS

(In millions)

	Balance at Beginning of Period	Tax Valuation Allowance Charged to Income Tax Provision	Charged to Other Accounts	Tax Valuation Allowance Credited to Income Tax Provision	Balance at End of Period
Tax Valuation Allowance:
Year ended November 30, 2012	$211.1	$39.1	$65.2	$(27.3)	$288.1
Year ended November 30, 2011	212.5	27.8	2.4	(31.6)	211.1
Year ended November 30, 2010	245.1	16.7	(8.0)	(41.3)	212.5

(b)	EXHIBITS

Table Item No.	Exhibit Description
2.1

Purchase Agreement, dated May 2, 2003, between Atlantic Research Corporation and Aerojet-General Corporation was filed as Exhibit 10.1 to GenCorp Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 2003 (File No. 1-1520) and is incorporated herein by reference.**

2.2

First Amendment to Purchase Agreement, dated August 29, 2003, between Aerojet-General Corporation and Atlantic Research Corporation was filed as Exhibit 2.2 to GenCorp’s Form S-4 Registration Statement dated October 6, 2003 (File No. 333-109518) and is incorporated herein by reference.**

2.3

Second Amendment to Purchase Agreement, dated September 30, 2003, between Aerojet-General Corporation and Atlantic Research Corporation was filed as Exhibit 2.2 to GenCorp Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2003 (File No. 1-1520) and is incorporated herein by reference.**

2.4

Third Amendment to Purchase Agreement, dated October 16, 2003, between Aerojet-General Corporation and Atlantic Research Corporation was filed as Exhibit 2.4 to GenCorp’s Amendment No. 1 to Form S-4 Registration Statement dated December 15, 2003 (file no. 333-109518) and is incorporated herein by reference.**

2.5

Stock and Asset Purchase Agreement by and between GDX Holdings LLC and GenCorp Inc. dated July 16, 2004 was filed as Exhibit 2.1 to GenCorp Inc.’s Current Report on Form 8-K dated September 7, 2004 (File No. 1-1520) and incorporated herein by reference.**

2.6

First Amendment to Stock and Asset Purchase Agreement by and between GenCorp Inc. and GDX Holdings LLC dated as of August 31, 2004 was filed as Exhibit 2.2 to GenCorp Inc.’s Current Report on Form 8-K dated September 7, 2004 (File No. 1-1520) and incorporated herein by reference.**

2.7

Second Amendment to Stock and Asset Purchase Agreement by and between GenCorp Inc. and GDX Holdings LLC dated as of October 14, 2004 was filed as Exhibit 2.3 to GenCorp Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2004 (File No. 1-1520), as amended, and incorporated herein by reference.**

2.8

Asset Purchase Agreement, dated as of July 12, 2005, by and among Aerojet Fine Chemicals LLC, Aerojet-General Corporation and American Pacific Corporation was filed as Exhibit 2.1 to GenCorp Inc.’s Current Report on Form 8-K filed on July 18, 2005 (File No. 1-1520), and is incorporated herein by reference.**

2.9

First Amendment to Asset Purchase Agreement by and among American Pacific Corporation, Aerojet Fine Chemicals LLC and Aerojet-General Corporation dated as of November 30, 2005 was filed as Exhibit 2.1 to GenCorp Inc.’s Current Report on Form 8-K filed on December 1, 2005 (File No. 1-1520) and incorporated herein by reference.**

2.10

Stock and Asset Purchase Agreement, dated July 22, 2012, by and between United Technologies Corporation and GenCorp Inc. was filed as Exhibit 2.1 to GenCorp Inc.’s Current Report on Form 8-K dated July 26, 2012 (File No. 1-1520) and incorporated herein by reference.**

2.11

Amendment No. 1 to the Stock and Asset Purchase Agreement, dated as of October 16, 2012, by and between GenCorp Inc. and United Technologies Corporation was filed as Exhibit 2.1 to GenCorp Inc.’s Current Report on Form 8-K dated October 22, 2012 (File No. 1-1520) and incorporated herein by reference.**

3.1

Amended Articles of Incorporation of GenCorp filed with the Secretary of State of Ohio on March 28, 2007 was filed as Exhibit 3.1 to GenCorp Inc.’s Annual Report on Form 10-K for the fiscal year ended November 30, 2007 (File No. 1-1520) and incorporated herein by reference.

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

4.1

Indenture, dated as of August 11, 2003, between GenCorp Inc., the Guarantors named therein and The Bank of New York as trustee relating to GenCorp’s 9 1/2 %  Senior Subordinated Notes was filed as Exhibit 4.1 to GenCorp’s Form S-4 Registration Statement dated October 6, 2003 (File No. 333-109518) and is incorporated herein by reference.

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

4.17

GenCorp Inc. Amended and Restated 2009 Equity and Performance Incentive Plan was filed as Exhibit 4.1 to GenCorp Inc.’s Form S-8 Registration Statement dated March 28, 2012 (File No. 333-180400), and is incorporated herein by reference.

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

10.60†

Retention Agreement by and between Aerojet-General Corporation and Richard W. Bregard was filed as Exhibit 10.1 to GenCorp Inc.’s Current Report on Form 8-K dated February 7, 2012 (File No. 1-1520), and is incorporated herein by reference.

Table Item No.	Exhibit Description
10.61

First Amendment to Second Amended and Restated Credit Agreement, dated as of May 30, 2012, by and among GenCorp Inc., as Borrower, the Material Domestic Subsidiaries of the Borrower party thereto, the Lenders party thereto, and Wells Fargo Bank, National Association, as Administrative Agent, was filed as Exhibit 10.1 to GenCorp Inc.’s Current Report on Form 8-K dated May 30, 2012 (File No. 1-1520), and is incorporated herein by reference.

10.62†

Employment Offer Letter, dated May 21, 2012, by and between Aerojet-General Corporation and Warren M. Boley, Jr. was filed as Exhibit 10.1 to GenCorp Inc.’s Current Report on Form 8-K dated July 23, 2012 (File No. 1-1520), and is incorporated herein by reference.

10.63

Commitment Letter, dated July 22, 2012, by and among GenCorp Inc., Morgan Stanley Senior Funding, Inc., and Citigroup Global Markets Inc. was filed as Exhibit 10-1 to GenCorp Inc.’s Current Report on Form 8-K dated July 26, 2012 (File No. 1-1520), and is incorporated herein by reference.

10.64

Second Amendment to Second Amended and Restated Credit Agreement, as amended, dated as of August 16, 2012, by and among GenCorp Inc., as Borrower, the Material Domestic Subsidiaries of the Borrower party thereto, the Lenders party thereto, and Wells Fargo Bank, National Association, as Administrative Agent, was filed as Exhibit 10.1 to GenCorp Inc.’s Current Report on Form 8-K dated August 21, 2012 (File No. 1-1520), and is incorporated herein by reference.

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

101.INS***	XBRL Instance Document
101.SCH***	XBRL Taxonomy Extension Schema
101.CAL***	XBRL Taxonomy Extension Calculation Linkbase
101.DEF***	XBRL Taxonomy Extension Definition Linkbase
101.LAB***	XBRL Taxonomy Extension Label Linkbase
101.PRE***	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith. All other exhibits have been previously filed.

**	Schedules and Exhibits have been omitted, but will be furnished to the SEC upon request.

***	Furnished and not filed herewith.

†	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

February 11, 2013

GENCORP INC.

By:	/s/ SCOTT J. SEYMOUR
Scott J. Seymour
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature		Title	Date

/s/ SCOTT J. SEYMOUR Scott J. Seymour		President, Chief Executive Officer and Director (Principal Executive Officer)	February 11, 2013

/s/ KATHLEEN E. REDD Kathleen E. Redd		Vice President, Chief Financial Officer and Assistant Secretary (Principal Financial Officer and Principal Accounting Officer)	February 11, 2013

* James R. Henderson		Chairman of the Board of Directors	February 11, 2013

* Thomas A. Corcoran		Director	February 11, 2013

* Warren G. Lichtenstein		Director	February 11, 2013

* David A. Lorber		Director	February 11, 2013

* James H. Perry		Director	February 11, 2013

* Martin Turchin		Director	February 11, 2013

* Robert C. Woods		Director	February 11, 2013

* By:	/s/ KATHLEEN E. REDD Kathleen E. Redd	Attorney-in-Fact pursuant to Power of Attorney	February 11, 2013

Exhibit Index

Table Item No.	Exhibit Description
2.1

Purchase Agreement, dated May 2, 2003, between Atlantic Research Corporation and Aerojet-General Corporation was filed as Exhibit 10.1 to GenCorp Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 2003 (File No. 1-1520) and is incorporated herein by reference.**

2.2

First Amendment to Purchase Agreement, dated August 29, 2003, between Aerojet-General Corporation and Atlantic Research Corporation was filed as Exhibit 2.2 to GenCorp’s Form S-4 Registration Statement dated October 6, 2003 (File No. 333-109518) and is incorporated herein by reference.**

2.3

Second Amendment to Purchase Agreement, dated September 30, 2003, between Aerojet-General Corporation and Atlantic Research Corporation was filed as Exhibit 2.2 to GenCorp Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2003 (File No. 1-1520) and is incorporated herein by reference.**

2.4

Third Amendment to Purchase Agreement, dated October 16, 2003, between Aerojet-General Corporation and Atlantic Research Corporation was filed as Exhibit 2.4 to GenCorp’s Amendment No. 1 to Form S-4 Registration Statement dated December 15, 2003 (file no. 333-109518) and is incorporated herein by reference.**

2.5

Stock and Asset Purchase Agreement by and between GDX Holdings LLC and GenCorp Inc. dated July 16, 2004 was filed as Exhibit 2.1 to GenCorp Inc.’s Current Report on Form 8-K dated September 7, 2004 (File No. 1-1520) and incorporated herein by reference.**

2.6

First Amendment to Stock and Asset Purchase Agreement by and between GenCorp Inc. and GDX Holdings LLC dated as of August 31, 2004 was filed as Exhibit 2.2 to GenCorp Inc.’s Current Report on Form 8-K dated September 7, 2004 (File No. 1-1520) and incorporated herein by reference.**

2.7

Second Amendment to Stock and Asset Purchase Agreement by and between GenCorp Inc. and GDX Holdings LLC dated as of October 14, 2004 was filed as Exhibit 2.3 to GenCorp Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2004 (File No. 1-1520), as amended, and incorporated herein by reference.**

2.8

Asset Purchase Agreement, dated as of July 12, 2005, by and among Aerojet Fine Chemicals LLC, Aerojet-General Corporation and American Pacific Corporation was filed as Exhibit 2.1 to GenCorp Inc.’s Current Report on Form 8-K filed on July 18, 2005 (File No. 1-1520), and is incorporated herein by reference.**

2.9

First Amendment to Asset Purchase Agreement by and among American Pacific Corporation, Aerojet Fine Chemicals LLC and Aerojet-General Corporation dated as of November 30, 2005 was filed as Exhibit 2.1 to GenCorp Inc.’s Current Report on Form 8-K filed on December 1, 2005 (File No. 1-1520) and incorporated herein by reference.**

2.10

Stock and Asset Purchase Agreement, dated July 22, 2012, by and between United Technologies Corporation and GenCorp Inc. was filed as Exhibit 2.1 to GenCorp Inc.’s Current Report on Form 8-K dated July 26, 2012 (File No. 1-1520) and incorporated herein by reference.**

2.11

Amendment No. 1 to the Stock and Asset Purchase Agreement, dated as of October 16, 2012, by and between GenCorp Inc. and United Technologies Corporation was filed as Exhibit 2.1 to GenCorp Inc.’s Current Report on Form 8-K dated October 22, 2012 (File No. 1-1520) and incorporated herein by reference.**

3.1

Amended Articles of Incorporation of GenCorp filed with the Secretary of State of Ohio on March 28, 2007 was filed as Exhibit 3.1 to GenCorp Inc.’s Annual Report on Form 10-K for the fiscal year ended November 30, 2007 (File No. 1-1520) and incorporated herein by reference.

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

4.11	GenCorp Retirement Savings Plan was filed as Exhibit 4.1 to GenCorp Inc.’s Registration Statement on Form S-8 filed on June 30, 2008 (File No. 333-152032) and incorporated herein by reference.

Table Item No.	Exhibit Description
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

4.17

GenCorp Inc. Amended and Restated 2009 Equity and Performance Incentive Plan was filed as Exhibit 4.1 to GenCorp Inc.’s Form S-8 Registration Statement dated March 28, 2012 (File No. 333-180400), and is incorporated herein by reference.

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

10.8†	GenCorp Inc. 1993 Stock Option Plan effective March 31, 1993 was filed as Exhibit 4.1 to Form S-8 Registration Statement No. 33-61928 dated April 30, 1993 and is incorporated herein by reference.
10.9†	GenCorp Inc. 1997 Stock Option Plan effective March 26, 1997 was filed as Exhibit 4.1 to Form S-8 Registration Statement No. 333-35621 dated September 15, 1997 and is incorporated herein by reference.

Table Item No.	Exhibit Description
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

10.60†

Retention Agreement by and between Aerojet-General Corporation and Richard W. Bregard was filed as Exhibit 10.1 to GenCorp Inc.’s Current Report on Form 8-K dated February 7, 2012 (File No. 1-1520), and is incorporated herein by reference.

10.61

First Amendment to Second Amended and Restated Credit Agreement, dated as of May 30, 2012, by and among GenCorp Inc., as Borrower, the Material Domestic Subsidiaries of the Borrower party thereto, the Lenders party thereto, and Wells Fargo Bank, National Association, as Administrative Agent, was filed as Exhibit 10.1 to GenCorp Inc.’s Current Report on Form 8-K dated May 30, 2012 (File No. 1-1520), and is incorporated herein by reference.

Table Item No.	Exhibit Description
10.62†

Employment Offer Letter, dated May 21, 2012, by and between Aerojet-General Corporation and Warren M. Boley, Jr. was filed as Exhibit 10.1 to GenCorp Inc.’s Current Report on Form 8-K dated July 23, 2012 (File No. 1-1520), and is incorporated herein by reference.

10.63

Commitment Letter, dated July 22, 2012, by and among GenCorp Inc., Morgan Stanley Senior Funding, Inc., and Citigroup Global Markets Inc. was filed as Exhibit 10-1 to GenCorp Inc.’s Current Report on Form 8-K dated July 26, 2012 (File No. 1-1520), and is incorporated herein by reference.

10.64

Second Amendment to Second Amended and Restated Credit Agreement, as amended, dated as of August 16, 2012, by and among GenCorp Inc., as Borrower, the Material Domestic Subsidiaries of the Borrower party thereto, the Lenders party thereto, and Wells Fargo Bank, National Association, as Administrative Agent, was filed as Exhibit 10.1 to GenCorp Inc.’s Current Report on Form 8-K dated August 21, 2012 (File No. 1-1520), and is incorporated herein by reference.

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

101.INS***	XBRL Instance Document
101.SCH***	XBRL Taxonomy Extension Schema
101.CAL***	XBRL Taxonomy Extension Calculation Linkbase
101.DEF***	XBRL Taxonomy Extension Definition Linkbase
101.LAB***	XBRL Taxonomy Extension Label Linkbase
101.PRE***	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith. All other exhibits have been previously filed.

**	Schedules and Exhibits have been omitted, but will be furnished to the SEC upon request.

***	Furnished and not filed herewith.

†	Management contract or compensatory plan or arrangement.