Form 10-Q
period 2013-02-28
GENCORP INC
filed 2013-04-08
CIK 40888

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: February 28, 2013

or

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

As of March 31, 2013, there were 60.5 million outstanding shares of our Common Stock, including redeemable common stock and unvested common shares, $0.10 par value.

GenCorp Inc.

Quarterly Report on Form 10-Q

For the Quarterly Period Ended February 28, 2013

Part I — FINANCIAL INFORMATION

Item 1. Financial Statements

GenCorp Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended
	February 28, 2013	February 28, 2012
	(In millions, except per share amounts)
Net sales	$243.7	$201.9
Operating costs and expenses:
Cost of sales (exclusive of items shown separately below)	217.5	173.9
Selling, general and administrative	12.3	10.3
Depreciation and amortization	6.1	5.3
Other expense, net	5.9	1.9

Total operating costs and expenses	241.8	191.4
Operating income	1.9	10.5
Non-operating (income) and expense:
Interest income	(0.1)	(0.2)
Interest expense	11.2	6.0

Total non-operating expenses, net	11.1	5.8

(Loss) income from continuing operations before income taxes	(9.2)	4.7
Income tax provision	4.9	2.3

(Loss) income from continuing operations	(14.1)	2.4
Income from discontinued operations, net of income taxes	0.1	—

Net (loss) income	$(14.0)	$2.4

(Loss) Income Per Share of Common Stock
Basic and diluted:
(Loss) income per share from continuing operations	$(0.24)	$0.04
Income per share from discontinued operations, net of income taxes	—	—

Net (loss) income per share	$(0.24)	$0.04

Weighted average shares of common stock outstanding	59.3	58.8

Weighted average shares of common stock outstanding, assuming dilution	59.3	58.9

See Notes to Unaudited Condensed Consolidated Financial Statements.

GenCorp Inc.

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

	Three months ended
	February 28, 2013	February 28, 2012
	(In millions)
Net (loss) income	$(14.0)	$2.4
Other comprehensive income:
Amortization of actuarial losses, net	22.9	14.7

Comprehensive income	$8.9	$17.1

See Notes to Unaudited Condensed Consolidated Financial Statements.

GenCorp Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	February 28, 2013	November 30, 2012
	(In millions, except per share and share amounts)
ASSETS
Current Assets
Cash and cash equivalents	$140.7	$162.1
Restricted cash	6.0	—
Accounts receivable	120.6	111.5
Inventories	58.7	46.9
Recoverable from the U.S. government and other third parties for environmental remediation costs	23.3	22.3
Receivable from Northrop Grumman Corporation (“Northrop”)	6.0	6.0
Other receivables, prepaid expenses and other	9.1	16.8
Income taxes	—	2.5

Total Current Assets	364.4	368.1
Noncurrent Assets
Restricted cash	460.0	—
Property, plant and equipment, net	147.8	143.9
Real estate held for entitlement and leasing	71.0	70.2
Recoverable from the U.S. government and other third parties for environmental remediation costs	102.0	107.9
Receivable from Northrop	68.8	69.3
Goodwill	94.9	94.9
Intangible assets	13.5	13.9
Other noncurrent assets, net	62.8	51.1

Total Noncurrent Assets	1,020.8	551.2

Total Assets	$1,385.2	$919.3

LIABILITIES, REDEEMABLE COMMON STOCK, AND SHAREHOLDERS’ DEFICIT
Current Liabilities
Short-term borrowings and current portion of long-term debt	$2.8	$2.7
Accounts payable	58.6	56.1
Reserves for environmental remediation costs	40.9	39.5
Postretirement medical and life benefits	7.5	7.5
Advance payments on contracts	87.6	100.1
Income taxes	0.8	—
Deferred income taxes	10.1	9.4
Other current liabilities	124.1	103.3

Total Current Liabilities	332.4	318.6
Noncurrent Liabilities
Senior debt	44.4	45.0
Second-priority senior notes	460.0	—
Convertible subordinated notes	200.2	200.2
Other debt	0.7	0.8
Deferred income taxes	2.4	2.2
Reserves for environmental remediation costs	142.9	150.0
Pension benefits	446.8	454.5
Postretirement medical and life benefits	67.5	68.3
Other noncurrent liabilities	67.0	68.5

Total Noncurrent Liabilities	1,431.9	989.5

Total Liabilities	1,764.3	1,308.1
Commitments and contingencies (Note 7)
Redeemable common stock, par value of $0.10; 0.3 million shares issued and outstanding as of February 28, 2013; 0.4 million shares issued and outstanding as of November 30, 2012	3.0	3.9
Shareholders’ Deficit
Preference stock, par value of $1.00; 15.0 million shares authorized; none issued or outstanding	—	—
Common stock, par value of $0.10; 150.0 million shares authorized; 59.1 million shares issued and outstanding as of February 28, 2013; 58.9 million shares issued and outstanding as of November 30, 2012	5.9	5.9
Other capital	271.3	269.6
Accumulated deficit	(195.9)	(181.9)
Accumulated other comprehensive loss, net of income taxes	(463.4)	(486.3)

Total Shareholders’ Deficit	(382.1)	(392.7)

Total Liabilities, Redeemable Common Stock and Shareholders’ Deficit	$1,385.2	$919.3

See Notes to Unaudited Condensed Consolidated Financial Statements.

GenCorp Inc.

Condensed Consolidated Statement of Shareholders’ Deficit

(Unaudited)

	Common Stock		Other Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders’ Deficit
	Shares	Amount
	(In millions)
November 30, 2012	58.9	$5.9	$269.6	$(181.9)	$(486.3)	$(392.7)
Net loss	—	—	—	(14.0)	—	(14.0)
Amortization of actuarial losses, net	—	—	—	—	22.9	22.9
Reclassification from redeemable common stock	0.1	—	0.9	—	—	0.9
Tax benefit on stock-based awards	—	—	0.1	—	—	0.1
Stock-based compensation and other, net	0.1	—	0.7	—	—	0.7

February 28, 2013	59.1	$5.9	$271.3	$(195.9)	$(463.4)	$(382.1)

See Notes to Unaudited Condensed Consolidated Financial Statements.

GenCorp Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three months ended
	February 28, 2013	February 28, 2012
	(In millions)
Operating Activities
Net (loss) income	$(14.0)	$2.4
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Income from discontinued operations, net of income taxes	(0.1)	—
Depreciation and amortization	6.1	5.3
Amortization of debt discount and financing costs	1.8	0.6
Retirement benefit expense	15.9	10.2
Stock-based compensation	3.2	0.9
Tax benefit on stock-based awards	(0.1)	(0.1)
Changes in assets and liabilities:
Accounts receivable	(9.1)	2.0
Inventories	(11.8)	2.8
Other receivables, prepaid expenses and other	6.7	2.6
Income tax receivable	2.0	4.8
Real estate held for entitlement and leasing	(0.9)	(0.7)
Receivable from Northrop	0.5	(0.5)
Recoverable from the U.S. government and other third parties for environmental remediation costs	4.9	4.3
Other noncurrent assets	2.4	4.5
Accounts payable	2.5	(0.5)
Postretirement medical and life benefits	(1.4)	(1.5)
Advance payments on contracts	(12.5)	(3.8)
Income taxes payable	0.8	—
Other current liabilities	17.0	(8.3)
Deferred income taxes	0.9	0.9
Reserves for environmental remediation costs	(5.7)	(3.7)
Other noncurrent liabilities	(2.1)	(4.1)

Net cash provided by continuing operations	7.0	18.1
Net cash used in discontinued operations	(0.1)	(0.1)

Net Cash Provided by Operating Activities	6.9	18.0
Investing Activities
Purchases of restricted cash investments	(466.0)	—
Purchases of investments	(0.5)	—
Capital expenditures	(9.1)	(3.6)

Net Cash Used in Investing Activities	(475.6)	(3.6)
Financing Activities
Proceeds from issuance of debt	460.0	—
Debt issuance and amendment costs	(12.3)	—
Proceeds from shares issued under equity plans	0.1	—
Tax benefit on stock-based awards	0.1	0.1
Vendor financing repayments	—	(0.4)
Debt repayments	(0.6)	(0.7)

Net Cash Provided by (Used in) Financing Activities	447.3	(1.0)

Net (Decrease) Increase in Cash and Cash Equivalents	(21.4)	13.4
Cash and Cash Equivalents at Beginning of Period	162.1	188.0

Cash and Cash Equivalents at End of Period	$140.7	$201.4

See Notes to Unaudited Condensed Consolidated Financial Statements.

GenCorp Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1. Basis of Presentation and Nature of Operations

GenCorp Inc. (“GenCorp” or the “Company”) has prepared the accompanying Unaudited Condensed Consolidated Financial Statements, including its accounts and the accounts of its wholly owned and majority-owned subsidiaries, in accordance with the instructions to Form 10-Q. The year-end condensed consolidated balance sheet was derived from audited financial statements but does not include all of the disclosures required by accounting principles generally accepted in the United States of America (“GAAP”). These interim financial statements should be read in conjunction with the financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2012, as filed with the Securities and Exchange Commission (“SEC”). Certain reclassifications have been made to financial information for the prior year to conform to the current year’s presentation.

The Company believes the accompanying Unaudited Condensed Consolidated Financial Statements reflect all adjustments, including normal recurring accruals, necessary for a fair statement of its financial position, results of operations, and cash flows for the periods presented. All significant intercompany balances and transactions have been eliminated in consolidation. The preparation of the unaudited condensed consolidated financial statements in conformity with GAAP requires the Company to make estimates and assumptions that affect the amounts reported in the unaudited condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates. In addition, the operating results for interim periods may not be indicative of the results of operations for a full year.

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

The Company’s fiscal year ends on November 30 of each year. The fiscal year of the Company’s subsidiary, Aerojet, ends on the last Saturday of November. As a result of the 2013 calendar, Aerojet had 14 weeks of operation in the first quarter of fiscal 2013 compared to 13 weeks of operations in the first quarter of fiscal 2012. The additional week of operation in the first quarter of fiscal 2013 accounted for $27.8 million in additional net sales.

The first quarter of fiscal 2012 ended on February 29, 2012. For comparative presentation purposes, all accompanying financial statements and footnotes thereto have been shown as ended on February 28, 2012.

In July 2012, the Company signed a definitive agreement to acquire the Pratt & Whitney Rocketdyne division (the “Rocketdyne Business”) from United Technologies Corporation (“UTC”) for $550 million (the “Acquisition”). The Rocketdyne Business is the largest liquid rocket propulsion designer, developer, and manufacturer in the U.S. The purchase price of $550 million, which is subject to adjustment for changes in working capital and other specified items, is expected to be financed with a combination of cash on hand, restricted cash on hand related to the issuance of debt in connection with the proposed Acquisition, and future borrowings under the Company’s senior credit facility (see Note 6). The Acquisition is conditioned upon, among other things, the receipt of required regulatory approvals and other customary closing conditions. Subject to the satisfaction of these conditions, the acquisition is expected to close in the first half of 2013. If the Acquisition is not completed, the Company will be required to pay a termination fee of up to $20.0 million in the event that the purchase agreement is terminated in certain circumstances.

The Company expects to incur substantial expenses in connection with the Acquisition and the integration of the operations with the Rocketdyne Business. A summary of the expenses recorded in fiscal 2012 and the first quarter of fiscal 2013, a portion of which may be recoverable in the future through the Company’s U.S. government contracts, related to the Acquisition is as follows (in millions):

Impairment charge related to the Liquid Divert and Attitude Control Systems (the “LDACS”) business	$4.0
Incurred costs to divest the LDACS business	0.8
Legal expenses	4.3
Professional fees and consulting	3.2
Internal labor	2.8
Costs incurred by the Rocketdyne Business reimbursable by the Company	1.4
Other	0.6

$17.1

As of November 30, 2012, the Company classified its LDACS program as assets held for sale (see Note 14).

On August 31, 2004, the Company completed the sale of its GDX Automotive (“GDX”) business. On November 30, 2005, the Company completed the sale of the Fine Chemicals business. The remaining subsidiaries after the sale of GDX Automotive, including Snappon SA, and the Fine Chemicals business are classified as discontinued operations in the Unaudited Condensed Consolidated Financial Statements (see Note 11).

A detailed description of the Company’s significant accounting policies can be found in the Company’s most recent Annual Report on Form 10-K for the fiscal year ended November 30, 2012.

Recently Adopted Accounting Pronouncement

In June 2011, the Financial Accounting Standards Board (the “FASB”) issued amended guidance on the presentation of comprehensive income. The amended guidance eliminates one of the presentation options provided by current GAAP, that is to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. In addition, it gives an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This guidance was effective for the Company beginning in the first quarter of fiscal 2013, and was applied retrospectively. As the accounting standard only impacted disclosures, the new standard did not have an impact on the Company’s financial position, results of operations, or cash flows.

New Accounting Pronouncement

In February 2013, the FASB issued guidance on reporting of amounts reclassified out of accumulated other comprehensive income (“AOCI”). The guidance requires an entity to provide information about the amounts reclassified out of AOCI by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of AOCI by the respective line items of net income, but only if the amount reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under GAAP that provide additional detail about those amounts. This guidance is applicable for the Company in the second quarter of fiscal 2013 prospectively, although early adoption is permitted. As the accounting standard will only impact disclosures, the new standard will not have an impact on the Company’s financial position, results of operations, or cash flows.

Note 2. (Loss) Income Per Share of Common Stock

A reconciliation of the numerator and denominator used to calculate basic and diluted (loss) income per share of common stock (“EPS”) is presented in the following table:

	Three months ended
	February 28, 2013	February 28, 2012 (1)
	(Dollars in millions, except per share amounts; shares in thousands)
Numerator for Basic and Diluted EPS:
(Loss) income from continuing operations	$(14.1)	$2.4
Income from discontinued operations, net of income taxes	0.1	—

Net (loss) income for basic and diluted earnings per share	$(14.0)	$2.4

Denominator:
Basic weighted average shares	59,292	58,831
Effect of:
Employee stock options	—	20

Diluted weighted average shares	59,292	58,851

Basic and Diluted:
(Loss) income per share from continuing operations	$(0.24)	$0.04
Income per share from discontinued operations, net of income taxes	—	—

Net (loss) income per share	$(0.24)	$0.04

(1)	The undistributed income allocated to participating securities was less than $0.1 million. The Company’s outstanding unvested restricted shares contain non-forfeitable rights to dividends. Accordingly, the weighted average share balances treat the unvested restricted shares as participating securities and are included in the computation of EPS pursuant to the two-class method. Application of the two-class method had no impact on EPS for all periods presented.

The following table sets forth the potentially dilutive securities excluded from the computation because their effect would have been anti-dilutive:

	Three months ended
	February 28, 2013	February 28, 2012
	(In thousands)
4.0625% Convertible Subordinated Debentures (the “4 1/16% Debentures”)	22,219	22,219
Employee stock options	714	1,055
Unvested restricted shares	1,246	735

Total potentially dilutive securities	24,179	24,009

The Company’s 2 1/4% Convertible Subordinated Debentures (the “2 1/4% Debentures”) were not included in the computation of diluted earnings per share because the market price of the common stock did not exceed the conversion price and only the conversion premium for these debentures is settled in common shares.

Note 3. Stock-Based Compensation

Total stock-based compensation expense by type of award for the first quarter of fiscal 2013 and 2012 was as follows:

	Three months ended
	February 28, 2013	February 28, 2012
	(In millions)
Stock appreciation rights	$2.5	$0.3
Stock options	—	0.1
Restricted shares, service based	0.5	0.4
Restricted shares, performance based	0.2	0.1

Total stock-based compensation expense	$3.2	$0.9

Note 4. Income Taxes

The income tax provision for the first quarter of fiscal 2013 and 2012 was as follows:

	Three months ended
	February 28, 2013	February 28, 2012
	(In millions)
Federal current expense	$4.6	$0.9
State current expense	1.2	0.5
Net deferred expense	1.1	0.9
Benefit of fiscal 2012 research credits	(2.0)	—

Total income tax provision	$4.9	$2.3

A valuation allowance has been recorded to offset a substantial portion of the Company’s net deferred tax assets at February 28, 2013 and November 30, 2012 to reflect the uncertainty of realization (see discussion below). As of November 30, 2012, the valuation allowance was $288.1 million. Deferred tax assets and liabilities arise due to temporary differences in the basis of assets and liabilities between financial statement accounting and income tax based accounting. Changes in these temporary differences cause an increase or decrease to income taxes payable; however, net deferred tax balances do not change in direct proportion to the changes in the income tax payable due to the valuation allowance. This causes income tax expense to be higher than the expected federal statutory rate of 35%.

A valuation allowance is required when it is more likely than not that all or a portion of deferred tax assets may not be realized. Establishment and removal of a valuation allowance requires management to consider all positive and negative evidence and make a judgmental decision regarding the amount of valuation allowance required as of a reporting date. The weight given to the evidence is commensurate with the extent to which it can be objectively verified. The more negative evidence that exists, the more positive evidence is necessary and the more difficult it is to support a conclusion that a valuation allowance is not needed. Additionally, in accordance with accounting standards, the effect of the Company’s proposed acquisition of the Rocketdyne Business has not been considered in the evaluation of the valuation allowance.

In this evaluation, management has considered all available evidence, both positive and negative, including the following:

•	The Company’s recent history of generating taxable income which has allowed for the utilization of net operating loss credits and tax credit carryfowards;

•	The existence of a three-year cumulative comprehensive loss related to the Company’s defined benefit pension plan in the current and recent prior periods;

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

As of February 28, 2013, the weight of the negative evidence, principally associated with the above uncertainties, outweighed the recent historical positive evidence regarding the likelihood that a substantial portion of the net deferred tax assets was realizable.

Depending on the Company’s ability to continue to generate taxable income and the resolution of the above uncertainties favorably, it is possible that the valuation allowance could be released during fiscal 2013, which would materially and favorably affect the Company’s results of operations in the period of the reversal. Management will continue to evaluate the ability to realize the Company’s net deferred tax assets and the related valuation allowance on a quarterly basis.

Note 5. Balance Sheet Accounts

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

	Total	Fair value measurement at February 28, 2013
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In millions)
Money market funds	$615.6	$615.6	$—	$—

	Total	Fair value measurement at November 30, 2012
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In millions)
Money market funds	$166.0	$166.0	$—	$—

As of February 28, 2013, a summary of cash and cash equivalents and the grantor trust by investment type is as follows:

	Total	Cash and Cash Equivalents	Money Market Funds
	(In millions)
Cash and cash equivalents	$140.7	$4.4	$136.3
Restricted cash(1)	466.0	—	466.0
Grantor trust (included as a component of other current and noncurrent assets)	13.3	—	13.3

	$620.0	$4.4	$615.6

(1)

As of February 28, 2013, the Company designated $466.0 million as restricted cash related to the cash collateralization of the 7 1/8% Notes issued in January 2013 and related interest costs. See Note 6 for additional information.

The carrying amounts of certain of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, accrued compensation, and other accrued liabilities, approximate fair value because of their short maturities.

The estimated fair value and principal amount for the Company’s outstanding debt is presented below:

	Fair Value		Principal Amount
	February 28, 2013	November 30, 2012	February 28, 2013	November 30, 2012
	(In millions)
Term loan	$46.9	$47.5	$46.9	$47.5
7.125% Second-Priority Senior Secured Notes due 2021 (the “7 1/8% Notes”)	480.4	—	460.0	—
4 1/16% Debentures	291.3	246.0	200.0	200.0
Other debt	1.2	1.2	1.2	1.2

	$819.8	$294.7	$708.1	$248.7

The fair values of the 7 1/8% Notes and 4 1/16% Debentures were determined using broker quotes that are based on open markets of the Company’s debt securities as of February 28, 2013 and November 30, 2012 (both Level 2 securities). The fair value of the term loan and other debt was determined to approximate carrying value.

b. Accounts Receivable

	February 28, 2013	November 30, 2012
	(In millions)
Billed	$63.4	$49.4
Unbilled	56.8	62.0

Total receivables under long-term contracts	120.2	111.4
Other receivables	0.4	0.1

Accounts receivable	$120.6	$111.5

c. Inventories

	February 28, 2013	November 30, 2012
	(In millions)
Long-term contracts at average cost	$281.9	$256.4
Progress payments	(223.5)	(209.9)

Total long-term contract inventories	58.4	46.5
Work in progress	0.3	0.4

Total other inventories	0.3	0.4

Inventories	$58.7	$46.9

d. Property, Plant and Equipment, net

	February 28, 2013	November 30, 2012
	(In millions)
Land	$29.6	$29.6
Buildings and improvements	159.4	158.5
Machinery and equipment	345.0	343.5
Construction-in-progress including capitalized enterprise resource planning expenditures of $30.7 million and $23.4 million as of February 28, 2013 and November 30, 2012	42.0	36.9

	576.0	568.5
Less: accumulated depreciation	(428.2)	(424.6)

Property, plant and equipment, net	$147.8	$143.9

e. Other Noncurrent Assets, net

	February 28, 2013	November 30, 2012
	(In millions)
Grantor trust	$11.8	$12.1
Recoverable from the U.S. government for conditional asset retirement obligations	14.2	13.8
Deferred financing costs	20.5	7.0
Other	16.3	18.2

Other noncurrent assets, net	$62.8	$51.1

f. Other Current Liabilities

	February 28, 2013	November 30, 2012
	(In millions)
Accrued compensation and employee benefits	$67.3	$49.6
Legal settlements	2.6	7.0
Interest payable	7.1	6.3
Contract loss provisions	5.9	5.7
Other	41.2	34.7

Other current liabilities	$124.1	$103.3

g. Other Noncurrent Liabilities

	February 28, 2013	November 30, 2012
	(In millions)
Pension benefits, non-qualified	$18.8	$18.9
Conditional asset retirement obligations	21.3	20.8
Legal settlements	0.3	2.3
Deferred revenue	8.5	8.6
Deferred compensation	8.8	8.4
Other	9.3	9.5

Other noncurrent liabilities	$67.0	$68.5

h. Accumulated Other Comprehensive Loss, Net of Income Taxes

	February 28, 2013	November 30, 2012
	(In millions)
Actuarial losses, net	$(467.9)	$(491.0)
Prior service credits	4.5	4.7

Accumulated other comprehensive loss, net of income taxes	$(463.4)	$(486.3)

Note 6. Long-term Debt

	February 28, 2013	November 30, 2012
	(In millions)
Term loan, bearing interest at variable rates (rate of 3.71% as of February 28, 2013), payable in quarterly installments of $0.6 million plus interest, maturing in November 2016	$46.9	$47.5

Total senior debt	46.9	47.5

Senior secured notes, bearing interest at 7.125% per annum, interest payments due in March and September, maturing in March 2021	460.0	—

Total senior secured notes	460.0	—

Convertible subordinated debentures, bearing interest at 2.25% per annum, interest payments due in May and November, maturing in November 2024	0.2	0.2
Convertible subordinated debentures, bearing interest at 4.0625% per annum, interest payments due in June and December, maturing in December 2034	200.0	200.0

Total convertible subordinated notes	200.2	200.2

Capital lease, payable in monthly installments, maturing in March 2017	1.0	1.0

Total other debt	1.0	1.0

Total debt	708.1	248.7
Less: Amounts due within one year	(2.8)	(2.7)

Total long-term debt	$705.3	$246.0

Senior Credit Facility

On November 18, 2011, the Company entered into the senior credit facility (the “Senior Credit Facility”) with the lenders identified therein and Wells Fargo Bank, National Association, as administrative agent, which replaced the Company’s prior credit facility.

On May 30, 2012, the Company, along with Aerojet as guarantor, executed an amendment (the “First Amendment”) to the Senior Credit Facility with the lenders identified therein, and Wells Fargo Bank, National Association, as administrative agent. The First Amendment, among other things, (1) provided for an incremental facility of up to $50.0 million through additional borrowings under the term loan facility and/or increases under the revolving credit facility (2) provided greater flexibility with respect to the Company’s ability to incur indebtedness to support permitted acquisitions, and (3) increased the aggregate limitation on sale leasebacks from $20.0 million to $30.0 million during the term of the Senior Credit Facility.

On August 16, 2012, the Company, along with Aerojet as guarantor, executed an amendment (the “Second Amendment”) to the Senior Credit Facility with the lenders identified therein, and Wells Fargo Bank, National Association, as administrative agent. The Second Amendment, among other things, (1) allowed for the incurrence of up to $510 million of second lien indebtedness in connection with the Acquisition, and (2) provided for a new delayed draw term loan in an amount of up to $50 million in connection with the Acquisition or, in certain circumstances, for general corporate purposes.

On January 14, 2013, the Company, along with Aerojet as guarantor, executed an amendment (the “Third Amendment”) to the Senior Credit Facility with the lenders identified therein, and Wells Fargo Bank, National Association, as administrative agent. The Third Amendment, among other things, allowed for the 7 1/8% Notes to be secured by a first priority security interest in the escrow account into which the proceeds of the 7  1/8% Notes offering were deposited pending the consummation of the Acquisition.

The Senior Credit Facility, as amended, provides for credit of up to $300.0 million in aggregate principal amount of senior secured financing, consisting of:

•	a 5-year $50.0 million term loan facility;

•	a 5-year $150.0 million revolving credit facility;

•

an incremental facility under which the Company is entitled to incur, subject to certain conditions, up to $50.0 million of additional borrowings under the term loan facility and/or increases under the revolving credit facility; and

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

As of February 28, 2013, the Company had $44.8 million outstanding letters of credit under the $100.0 million subfacility for standby letters of credit and had $46.9 million outstanding under the term loan facility.

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

The Company is subject to certain limitations including the ability to incur additional debt, make certain investments and acquisitions, and make certain restricted payments, including stock repurchases and dividends. The Senior Credit Facility includes events of default usual and customary for facilities of this nature, the occurrence of which could lead to an acceleration of the Company’s obligations thereunder. Additionally, the Senior Credit Facility includes certain financial covenants, including that the Borrower maintain (i) a maximum total leverage ratio of 3.50 to 1.00 (subject to upward adjustment in certain cases), calculated net of cash up to a maximum of $100.0 million; and (ii) a minimum interest coverage ratio of 2.40 to 1.00.

Financial Covenant	Actual Ratios as of February 28, 2013	Required Ratios
Interest coverage ratio, as defined under the Senior Credit Facility	5.05 to 1.00	Not less than: 2.4 to 1.00
Leverage ratio, as defined under the Senior Credit Facility	1.27 to 1.00	Not greater than: 3.5 to 1.00

The Company was in compliance with its financial and non-financial covenants as of February 28, 2013.

7.125% Second-Priority Senior Secured Notes

On January 28, 2013, the Company issued $460.0 million in aggregate principal amount of its 7 1/8% Notes. The 7 1/8% Notes were sold to qualified institutional buyers in accordance with Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”) and outside the U.S. in accordance with Regulation S under the Securities Act. The 7 1/8% Notes mature on March 15, 2021, subject to early redemption described below. The 7  1/8% Notes will pay interest semi-annually in cash in arrears on March 15, and September 15, of each year, beginning on March 15, 2013.

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

The 7  1/8% Notes will be redeemable at the Company’s option, in whole or in part, at any time prior to March 15, 2016 at a price equal to 100% of the principal amount, plus any accrued and unpaid interest to the date of redemption, plus an applicable premium (as defined in the 7 1/8% Notes indenture). Thereafter, the Company may redeem the 7 1/8% Notes, at any time on or after March 15, 2016, at redemption prices (expressed as percentages of principal amount) set forth below plus accrued and unpaid interest and additional interest, if any, thereon, to the applicable redemption date, if redeemed during the twelve-month period beginning March 15 of the years indicated below:

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

The 7 1/8% Notes indenture also contains customary events of default, including, among other things, failure to pay interest, failure to comply with certain repurchase provisions, breach of certain covenants, failure to pay at maturity or acceleration of other indebtedness, failure to pay certain judgments, and certain events of insolvency or bankruptcy. Generally, if any event of default occurs, the 7 1/8% Notes trustee or the holders of at least 25% in principal amount of the 7 1/8% Notes may declare the 7 1/8% Notes due and payable by providing notice to the Company. In case of default arising from certain events of bankruptcy or insolvency, the 7 1/8% Notes will become immediately due and payable.

In connection with the issuance of the 7 1/8% Notes, the Company entered into a registration rights agreement dated as of January 28, 2013 (the “Registration Rights Agreement”), by and among the Company, Aerojet, as guarantor, and Morgan Stanley & Co. LLC, Citigroup Global Markets Inc., Wells Fargo Securities, LLC and SunTrust Robinson Humphrey, Inc., as initial purchasers of the 7 1/8% Notes. Pursuant to the Registration Rights Agreement, the Company has agreed to: (i) file a registration statement within 180 days after January 28, 2013, with respect to an offer to exchange the 7 1/8% Notes for freely tradable notes that have substantially identical terms as the 7 1/8% Notes and are registered under the Securities Act; (ii) use reasonable best efforts to cause such registration statement to become effective within 270 days after January 28, 2013; (iii) use reasonable best efforts to consummate the exchange offer within 300 days after January 28, 2013; and (iv) file a shelf registration statement for the resale of the 7 1/8% Notes if the Company cannot effect an exchange offer within the time periods listed above and in certain other circumstances. If the Company does not comply with its registration obligations under the Registration Rights Agreement (each, a “Registration Default”), the annual interest rate on the 7 1/8% Notes will increase by 0.25% per annum and thereafter by an additional 0.25% per annum for any subsequent 90-day period during which a Registration Default continues, up to a maximum additional interest rate of 1.0% per annum. If the Company corrects the Registration Default, the interest rate on the 7 1/8% Notes will revert immediately to the original rate.

The Company intends to use the net proceeds of the 7 1/8% Notes offering to fund, in part, the proposed acquisition of the Rocketdyne Business, and to pay related fees and expenses.

2 1/4% Convertible Subordinated Debentures

As of February 28, 2013, the Company had $0.2 million outstanding principal amount of its 2 1/4% Debentures.

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

Each holder may require the Company to repurchase all or part of its 4  1/16 %  Debentures on December 31, 2014, 2019, 2024, 2029 and 2034 (each, an “optional repurchase date”) at an optional repurchase price equal to (1) 100% of their principal amount plus (2) accrued and unpaid interest, if any, up to, but excluding, the date of repurchase. The Company may elect to pay the optional repurchase price in cash, shares of the Company’s common stock, or a combination of cash and shares of the Company’s common stock, at the Company’s option, subject to certain conditions.

If a fundamental change to the Company, as described in the indenture governing the 4  1/16 %  Debentures, occurs prior to maturity, each holder will have the right to require the Company to purchase all or part of its 4  1/16 % Debentures for cash at a repurchase price equal to 100% of their principal amount, plus accrued and unpaid interest, if any, up to, but excluding, the repurchase date.

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

Note 7. Commitments and Contingencies

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

Groundwater Litigation

In December 2011, Aerojet received notice of a lawsuit, Sun Ridge LLC, et al. v. Aerojet-General Corporation, et al., Case No. 34-2011-00114675, filed in Sacramento County Superior Court. The complaint, which also names McDonnell Douglas Corporation (now Boeing Corporation), was filed by owners of properties adjacent to the Aerojet property in Rancho Cordova, California and alleges damages attributable to contamination of groundwater including diminution of property value and increased costs associated with ensuring water supplies in connection with real estate development. That matter was dismissed without prejudice and the parties entered into settlement discussions. The parties participated in mediation in February 2013 and negotiations are continuing.

Asbestos Litigation

The Company has been, and continues to be, named as a defendant in lawsuits alleging personal injury or death due to exposure to asbestos in building materials, products, or in manufacturing operations. The majority of cases are pending in Texas and Pennsylvania. There were 140 asbestos cases pending as of February 28, 2013.

Given the lack of any significant consistency to claims (i.e., as to product, operational site, or other relevant assertions) filed against the Company, the Company is unable to make a reasonable estimate of the future costs of pending claims or unasserted claims. Accordingly, no estimate of future liability has been accrued.

In 2011, Aerojet received a letter demand from AMEC, plc, the successor entity to the 1981 purchaser of the business assets of Barnard & Burk, Inc., a former Aerojet subsidiary, for Aerojet to assume the defense of sixteen asbestos cases, involving 271 plaintiffs, pending in Louisiana and reimbursement of over $1.7 million in past legal fees and expenses. AMEC is asserting that Aerojet retained those liabilities when it sold the Barnard & Burk assets and agreed to indemnify the purchaser therefor. Under the relevant purchase agreement, the purchaser assumed only certain, specified liabilities relating to the operation of Barnard & Burk before the sale, with Barnard & Burk retaining all unassumed pre-closing liabilities, and Aerojet agreed to indemnify the purchaser against unassumed liabilities that are asserted against it. Based on the information provided, Aerojet declined to accept the liability and requested additional information from AMEC pertaining to the basis of the demand. In response to Aerojet’s request, AMEC provided additional information regarding its claims which Aerojet is reviewing. In the event that this matter is not resolved consensually, AMEC may take legal action to enforce its position. No estimate of liability has been accrued for this matter as of February 28, 2013.

Subpoena Duces Tecum

On September 23, 2010, the Company received a subpoena duces tecum from the U.S. Army Criminal Investigation Command, acting on behalf of the Office of the Inspector General of the DoD, requesting that the Company produce a variety of documents pertaining to the use of certain cost estimating factors under its contracts with the DoD. The Company has completed its response to the subpoena through multiple document productions, and met with the investigators on September 27, 2012 and February 1, 2013 and provided further analysis regarding the use of factors on certain contracts compared to incurred material costs. The tolling agreement between the parties lapsed without further action on March 31, 2013 and the Company has been informed by the Assistant United States Attorney that the matter has been closed without further action.

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

As of February 28, 2013, the aggregate range of these anticipated environmental costs was $183.8 million to $315.9 million and the accrued amount was $183.8 million. See Note 7(c) for a summary of the environmental reserve activity. Of these accrued liabilities, approximately 96% relates to the Company’s U.S. government contracting business and a portion of this liability is recoverable. The significant environmental sites are discussed below. The balance of the accrued liabilities relates to other sites for which the Company’s obligations are probable and estimable.

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

Aerojet is involved in various stages of soil and groundwater investigation, remedy selection, design, and remedy construction associated with the operable units. In 2002, the U.S. EPA issued a Unilateral Administrative Order (“UAO”) requiring Aerojet to implement the U.S. EPA-approved remedial action in the Western Groundwater Operable Unit. An identical order was issued by the California Regional Water Quality Control Board, Central Valley (“Central Valley RWQCB”). On July 7, 2011, the EPA issued Aerojet its Approval of Remedial Action Construction Completion Report for Western Groundwater Operable Unit and its Determination of Remedy as Operational and Functional. On September 20, 2011, the EPA issued two UAOs to Aerojet to complete a remedial design and implement remedial action for the Perimeter Groundwater Operable Unit. One UAO addresses groundwater and the other addresses soils within the Perimeter Groundwater Operable Unit. Issuance of the UAOs is the next step in the superfund process for the Perimeter Groundwater Operable Unit. Aerojet submitted a final Remedial Investigation Report for the Boundary Operable Unit in 2010 and a revised Feasibility Study for the Boundary Operable Unit in 2012. A draft Remedial Investigation Report for the Island Operable Unit was submitted in January 2013. The remaining operable units are under various stages of investigation.

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

As of February 28, 2013, the estimated range of anticipated costs discussed above for the Sacramento, California site was $136.2 million to $216.9 million and the accrued amount was $136.2 million included as a component of the Company’s environmental reserves. Expenditures associated with this matter are partially recoverable. See Note 7(c) below for further discussion on recoverability.

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

As of February 28, 2013, the estimated range of anticipated costs through the term of the Project Agreement for the BPOU site, which expires in 2017, was $31.4 million to $63.2 million and the accrued amount was $31.4 million included as a component of the Company’s environmental reserves. As the Company is unable to reasonably estimate the costs and expenses of this matter after the expiration of the Project Agreement, no reserve has been accrued for this matter for the period after such expiration. Expenditures associated with this matter are partially recoverable. See Note 7(c) below for further discussion on recoverability.

Toledo, Ohio Site

The Company previously manufactured products for the automotive industry at a Toledo, Ohio site, which was adjacent to the Ottawa River. This facility was divested in 1990 and the Company indemnified the buyer for claims and liabilities arising out of certain pre-divestiture environmental matters. In August 2007, the Company, along with numerous other companies, received from the United States Department of Interior Fish and Wildlife Service a notice of a Natural Resource Damage (“NRD”) Assessment Plan for the Ottawa River and Northern Maumee Bay. A group of PRPs, including the Company, was formed to respond to the NRD assessment and to pursue funding from the Great Lakes Legacy Act for primary restoration. The restoration project performed by the group consisted of river dredging and land-filling river sediments with a total project cost in the range of approximately $47 million to $49 million, one half of which was funded through the Great Lakes Legacy Act and the net project costs to the PRP group was estimated at $23.5 million to $24.5 million. The dredging of the river that began in December 2009 has been completed. In February 2011, the parties reached an agreement on allocation. As of February 28, 2013, the estimated range of the Company’s share of anticipated costs for the NRD matter was zero to $0.4 million. None of the expenditures related to this matter are recoverable. Still unresolved at this time is the actual NRD Assessment itself. Negotiations with the State and Federal Trustees are ongoing.

In 2008, Textileather, the current owner of the former Toledo, Ohio site, filed a lawsuit against the Company claiming, among other things, that the Company failed to indemnify and defend Textileather for certain contractual environmental obligations. A second suit related to past and future RCRA closure costs was filed in late 2009. On May 5, 2010, the District Court granted the Company’s Motion for Summary Judgment, thereby dismissing the claims in the initial action. Textileather appealed to the Sixth Circuit Court of Appeals. On September 11, 2012, the Court of Appeals affirmed the District Court’s decision with respect to Textileather’s CERCLA cost recovery claims, but reversed the decision to dismiss its breach of contract claims. The case was remanded to the District Court for further proceedings consistent with the opinion of the Court of Appeals. The District Court is likely to address such issues as allocation of costs subject to GenCorp’s indemnification obligations as well as significant defenses raised by GenCorp in its Motion for Summary Judgment, which was not ruled on by the Court when it granted GenCorp’s Summary Judgment Motion. At the direction of the District Court, the principals commenced informal settlement negotiations. The settlement negotiations were unsuccessful and the Court issued a Case Management Order setting a trial date in December of 2013. As of February 28, 2013, the estimated anticipated costs and accrued amount for the Textileather matter was $2.6 million which is included as a component of the Company’s environmental reserves. None of the expenditures related to this matter are recoverable.

c. Environmental Reserves and Estimated Recoveries

Environmental Reserves

The Company reviews on a quarterly basis estimated future remediation costs that could be incurred over the contractual term or next fifteen years of the expected remediation. The Company has an established practice of estimating environmental remediation costs over a fifteen-year period, except for those environmental remediation costs with a specific contractual term. As the period for which estimated environmental remediation costs increases, the reliability of such estimates decreases. These estimates consider the investigative work and analysis of engineers, outside environmental consultants, and the advice of legal staff regarding the status and anticipated results of various administrative and legal proceedings. In most cases, only a range of reasonably possible costs can be estimated. In establishing the Company’s reserves, the most probable estimate is used when determinable; otherwise, the minimum amount is used when no single amount in the range is more probable. Accordingly, such estimates can change as the Company periodically evaluates and revises these estimates as new information becomes available. The Company cannot predict whether new information gained as projects progress will affect the estimated liability accrued. The timing of payment for estimated future environmental costs is influenced by a number of factors such as the regulatory approval process, and the time required to design, construct, and implement the remedy.

A summary of the Company’s environmental reserve activity is shown below:

	Aerojet - Sacramento	Aerojet - BPOU	Other Aerojet Sites	Total Aerojet	Other	Total Environmental Reserve
	(In millions)
November 30, 2012	$140.5	$31.2	$10.8	$182.5	$7.0	$189.5
Adjustments	(1.0)	0.2	(0.9)	(1.7)	0.1	(1.6)
Expenditures	(3.3)	—	(0.7)	(4.0)	(0.1)	(4.1)

February 28, 2013	$136.2	$31.4	$9.2	$176.8	$7.0	$183.8

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

Pre-Close Environmental Costs	$20.0
Amount spent through February 28, 2013	(14.3)
Amount included as a component of reserves for environmental remediation costs in the unaudited condensed consolidated balance sheet as of February 28, 2013	(4.1)

Remaining Pre-Close Environmental Costs	$1.6

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

Pursuant to the Global Settlement covering environmental costs associated with Aerojet’s Sacramento site and its former Azusa site, prior to the third quarter of fiscal 2010, approximately 12% of such costs related to the Sacramento site and former Azusa site were charged to the unaudited condensed consolidated statements of operations. Subsequent to the third quarter of fiscal 2010, because the Company’s estimated environmental costs reached the reimbursement ceiling under the Northrop Agreement, approximately 37% of such costs will not be reimbursable and were therefore directly charged to the unaudited condensed consolidated statements of operations.

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

Pursuant to the Northrop Agreement, environmental expenditures to be reimbursed are subject to annual limitations and the total reimbursements are limited to a ceiling of $189.7 million. A summary of the Northrop Agreement activity is shown below (in millions):

Total reimbursable costs under the Northrop Agreement	$189.7
Amount reimbursed to the Company through February 28, 2013	(96.7)

Potential future cost reimbursements available (1)	93.0
Long-term receivable from Northrop in excess of the annual limitation included in the unaudited condensed consolidated balance sheet as of February 28, 2013	(68.8)
Amounts recoverable from Northrop in future periods included as a component of recoverable from the U.S. government and other third parties for environmental remediation costs in the unaudited condensed consolidated balance sheet as of February 28, 2013	(24.2)

Potential future recoverable amounts available under the Northrop Agreement	$—

(1)	Includes the short-term receivable from Northrop of $6.0 million as of February 28, 2013.

The Company’s applicable cost estimates reached the cumulative limitation under the Northrop Agreement during the third quarter of fiscal 2010. The Company has accumulated $18.2 million of environmental remediation provision adjustments above the cumulative limitation under the Northrop Agreement through February 28, 2013. Accordingly, subsequent to the third quarter of fiscal 2010, the Company has incurred a higher percentage of expense related to additions to the Sacramento site and BPOU site environmental reserve until an arrangement is reached with the U.S. government. While the Company is currently seeking an arrangement with the U.S. government to recover environmental expenditures in excess of the reimbursement ceiling identified in the Northrop Agreement, there can be no assurances that such a recovery will be obtained, or if not obtained, that such unreimbursed environmental expenditures will not have a materially adverse effect on the Company’s operating results, financial condition, and/or cash flows.

Environmental reserves and estimated recoveries impact to unaudited condensed consolidated statements of operations

The expenses associated with adjustments to the environmental reserves are recorded as a component of other expense, net in the unaudited condensed consolidated statements of operations. Summarized financial information for the impact of environmental reserves and recoveries to the unaudited condensed consolidated statements of operations is set forth below:

	Estimated Recoverable Amounts Under U.S. Government Contracts	(Benefit) Charge to Unaudited Condensed Consolidated Statement of Operations	Total Environmental Reserve Adjustments
	(In millions)
Three months ended February 28, 2013	$(1.1)	$(0.5)	$(1.6)
Three months ended February 28, 2012	0.9	0.5	1.4

Note 8. Redeemable Common Stock

The Company inadvertently failed to register with the SEC the issuance of certain of its common shares in its defined contribution 401(k) employee benefit plan (the “Plan”). As a result, certain Plan participants who purchased such securities pursuant to the Plan may have the right to rescind certain of their purchases for consideration equal to the purchase price paid for the securities (or if such security has been sold, to receive consideration with respect to any loss incurred on such sale) plus interest from the date of purchase. As of February 28, 2013 and November 30, 2012, the Company has classified 0.3 million and 0.4 million shares, respectively, as redeemable common stock because the redemption features are not within the control of the Company. The Company may also be subject to civil and other penalties by regulatory authorities as a result of the failure to register these shares. These shares have always been treated as outstanding for financial reporting purposes. In June 2008, the Company filed a registration statement on Form S-8 to register future transactions in the GenCorp Stock Fund in the Plan. During the first quarter of fiscal 2013 and 2012, the Company recorded ($0.1) million and $0.2 million, respectively, for realized (gains)/losses and interest associated with this matter.

Note 9. Arrangements with Off-Balance Sheet Risk

As of February 28, 2013, arrangements with off-balance sheet risk consisted of:

•

$44.8 million in outstanding commercial letters of credit expiring within the next twelve months, the majority of which may be renewed, primarily to collateralize obligations for environmental remediation and insurance coverage.

•	$39.3 million in outstanding surety bonds to satisfy indemnification obligations for environmental remediation coverage.

•	Up to $120.0 million aggregate in guarantees by GenCorp of Aerojet’s obligations to U.S. government agencies for environmental remediation activities (see Note 7(b) for additional information).

•	Guarantees, jointly and severally, by the Company’s material domestic subsidiaries of its obligations under its Senior Credit Facility and 7 1/8% Notes.

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

Note 10. Retirement Benefits

Pension Benefits — Effective February 1, 2009 and July 31, 2009, future benefit accruals for non-collective bargaining-unit employees and collective bargaining-unit employees were discontinued, respectively. No employees lost their previously earned pension benefits.

As of the last measurement date at November 30, 2012, the Company’s total defined benefit pension plan assets, total projected benefit obligations, and unfunded pension obligation for the tax-qualified pension plan were approximately $1,243.1 million, $1,717.7 million, and $454.5 million, respectively.

The Company does not expect to make any cash contributions to the tax-qualified defined benefit pension plan until fiscal 2015 or later.

Further, with the Office of Federal Procurement Policy issuance of the final rule harmonizing Cost Accounting Standard (“CAS”) 412, Composition and Measurement of Pension Cost, and CAS 413, Adjustment and Allocation of Pension Cost, with the Pension Protection Act (the “PPA”), the Company will recover portions of any required pension funding through its government contracts. Approximately 85% of the Company’s unfunded pension benefit obligation for tax-qualified pension plan as of February 28, 2013 is related to its government contracting business segment, Aerojet. Accordingly, the Company believes a significant portion of any future contributions to its tax-qualified defined benefit pension plan would be recoverable through its government contracts.

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

The funded status of the pension plan is affected by the investment experience of the plan’s assets, by any changes in U.S. law, and by changes in the statutory interest rates used by tax-qualified pension plans in the U.S. to calculate funding requirements or other plan experience. Accordingly, if the performance of the Company’s plan assets does not meet the assumptions, if there are changes to the Internal Revenue Service regulations or other applicable law, or if other actuarial assumptions are modified, the contributions to the Company’s underfunded pension plan could be significant in future periods.

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

Components of retirement benefit expense are:

	Pension Benefits		Postretirement Benefits
	Three months ended
	February 28, 2013	February 28, 2012	February 28, 2013	February 28, 2012
	(In millions)
Service cost	$1.3	$1.1	$—	$—
Interest cost on benefit obligation	15.2	18.4	0.6	0.8
Assumed return on plan assets	(24.1)	(24.8)	—	—
Amortization of prior service credits	—	—	(0.2)	—
Recognized net actuarial losses (gains)	23.6	15.5	(0.5)	(0.8)

Retirement benefit expense	$16.0	$10.2	$(0.1)	$—

Note 11. Discontinued Operations

On August 31, 2004, the Company completed the sale of its GDX Automotive (“GDX”) business. On November 30, 2005, the Company completed the sale of the Fine Chemicals business. The remaining subsidiaries after the sale of GDX Automotive, including Snappon SA, and the Fine Chemicals business are classified as discontinued operations. Summarized financial information for discontinued operations is set forth below:

	Three months ended
	February 28, 2013	February 28, 2012
	(In millions)
Net sales	$—	$—
Loss before income taxes	(0.1)	—
Income tax benefit	0.2	—
Income from discontinued operations, net of income taxes	0.1	—

Note 12. Operating Segments and Related Disclosures

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

Customers that represented more than 10% of net sales for the periods presented are as follows:

	Three months ended
	February 28, 2013	February 28, 2012
Raytheon Company	44%	36%
Lockheed Martin Corporation	31%	28%

Sales in the first quarter of fiscal 2013 and 2012 directly and indirectly to the U.S. government and its agencies, including sales to the Company’s significant customers discussed above, totaled 96% and 95%, respectively, of net sales.

Selected financial information for each reportable segment is as follows:

	Three months ended
	February 28, 2013	February 28, 2012
	(In millions)
Net Sales:
Aerospace and Defense	$242.3	$200.3
Real Estate	1.4	1.6

Total	$243.7	$201.9

Segment Performance:
Aerospace and Defense	$29.2	$24.9
Environmental remediation provision adjustments	0.6	(0.5)
Retirement benefit plan expense	(10.7)	(4.7)
Unusual items	0.1	(0.2)

Aerospace and Defense Total	19.2	19.5

Real Estate	1.0	1.1

Total	$20.2	$20.6

Reconciliation of segment performance to (loss) income from continuing operations before income taxes:
Segment Performance	$20.2	$20.6
Interest expense	(11.2)	(6.0)
Interest income	0.1	0.2
Corporate retirement benefit plan expense	(5.2)	(5.5)
Stock-based compensation expense	(3.2)	(0.9)
Corporate and other expenses	(3.9)	(3.7)
Unusual items	(6.0)	—

(Loss) income from continuing operations before income taxes	$(9.2)	$4.7

Note 13. Unusual Items

During the first quarter of fiscal 2013, the Company recorded a charge of $0.5 million related to a legal settlement. During the first quarter of fiscal 2013 and 2012, the Company recorded ($0.1) million and $0.2 million, respectively, for realized (gains)/losses and interest associated with the failure to register with the SEC the issuance of certain of the Company’s common shares under the defined contribution 401(k) employee benefit plan.

The Company incurred expenses of $5.5 million, including internal labor costs of $0.8 million, related to the proposed Rocketdyne Business acquisition announced in July 2012 in the first quarter of fiscal 2013.

Unusual items are recorded as a component of other expense, net in the unaudited condensed consolidated statements of operations.

Note 14. Assets Held for Sale

In November 2012, the Company classified its LDACS program as assets held for sale because the Company expected that it will be required to divest the LDACS product line in order to consummate the Acquisition. The net sales associated with the LDACS program totaled $8.6 million and $8.2 million, respectively, in the first quarter of fiscal 2013 and fiscal 2012. For operating segment reporting, the LDACS program has been reported as a part of the Aerospace and Defense segment. The components of assets and liabilities held for sale in the unaudited condensed consolidated balance sheets are as follows:

	February 28, 2013	November 30, 2012
	(In millions)
Accounts receivable	$3.9	$3.5
Equipment	0.1	0.1
Estimated costs to divest, recorded as part of unusual items	(4.0)	(3.6)

Assets held for sale	$—	$—

Accounts payable	$0.1	$0.1
Other liabilities	0.6	1.0

Liabilities held for sale	$0.7	$1.1

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless otherwise indicated or required by the context, as used in this Quarterly Report on Form 10-Q, the terms “the Company,”“we,” “our” and “us” refer to GenCorp Inc. and all of its subsidiaries that are consolidated in conformity with accounting principles generally accepted in the United States of America (“GAAP”).

The preparation of the consolidated financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. In addition, our operating results for interim periods may not be indicative of the results of operations for a full year. This section contains a number of forward-looking statements, all of which are based on current expectations and are subject to risks and uncertainties including those described in this Quarterly Report under the heading “Forward-Looking Statements.” Actual results may differ materially. This section should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended November 30, 2012, and periodic reports subsequently filed with the Securities and Exchange Commission (“SEC”).

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

Real Estate — includes the activities of the our wholly-owned subsidiary Easton Development Company, LLC (“Easton”) related to the re-zoning, entitlement, sale, and leasing of our excess real estate assets. We own approximately 11,900 acres of land adjacent to U.S. Highway 50 between Rancho Cordova and Folsom, California east of Sacramento (“Sacramento Land”). We are currently in the process of seeking zoning changes and other governmental approvals on a portion of the Sacramento Land to optimize its value.

A summary of the significant financial highlights for the first quarter of fiscal 2013 which management uses to evaluate our operating performance and financial condition is presented below.

•	Net sales for the first quarter of fiscal 2013 totaled $243.7 million compared to $201.9 million for the first quarter of fiscal 2012.

•

Net loss for the first quarter of fiscal 2013 was $14.0 million, or $0.24 loss per share, compared to a net income of $2.4 million, or $0.04 diluted income per share, for the first quarter of fiscal 2012.

•	Adjusted EBITDAP (Non-GAAP measure) for the first quarter of fiscal 2013 was $29.8 million or 12.2% of net sales, compared to $26.2 million or 13.0% of net sales, for the first quarter of fiscal 2012.

•

Segment performance (Non-GAAP measure) before environmental remediation provision adjustments, retirement benefit plan expense, and unusual items was $30.2 million for the first quarter of fiscal 2013, compared to $26.0 million for the first quarter of fiscal 2012.

•	Cash provided by operating activities in the first quarter of fiscal 2013 totaled $6.9 million, compared to $18.0 million in the first quarter of fiscal 2012.

•	Free cash flow (Non-GAAP measure) in the first quarter of fiscal 2013 totaled ($2.2) million, compared to $14.4 million in the first quarter of fiscal 2012.

•	As of February 28, 2013, we had $101.4 million in net debt (Non-GAAP measure) compared to $124.3 million as of February 28, 2012.

We provide Non-GAAP measures as a supplement to financial results based on GAAP. A reconciliation of the Non-GAAP measures to the most directly comparable GAAP measures is presented later in the Management’s Discussion and Analysis under the heading “Operating Segment Information” and “Use of Non-GAAP Financial Measures.”

In July 2012, we signed a definitive agreement to acquire the Pratt & Whitney Rocketdyne division (the “Rocketdyne Business”) from United Technologies Corporation (“UTC”) for $550 million (the “Acquisition”). The purchase price of $550 million, which is subject to adjustment for changes in working capital and other specified items, is expected to be financed with a combination of cash on hand, restricted cash on hand related to the issuance of debt in connection with the proposed Acquisition, and future borrowings under our senior credit facility. The acquisition of the Rocketdyne Business is conditioned upon, among other things, the receipt of required regulatory approvals and other customary closing conditions. Subject to the satisfaction of these conditions, the acquisition is expected to close in the first half of 2013. If the Acquisition is not completed, we will be required to pay a termination fee of up to $20.0 million in the event that the purchase agreement is terminated in certain circumstances.

The Rocketdyne Business is the largest liquid rocket propulsion designer, developer, and manufacturer in the U.S. We believe the Rocketdyne Business acquisition will provide strategic value for the country, our customers, and our stakeholders. The combined enterprise will be better positioned to compete in a dynamic, highly competitive marketplace, and provide more affordable products for our customers. In addition, this transaction is expected to transform our business and provide additional growth opportunities as we build upon the complementary capabilities of each legacy company.

On January 28, 2013, we issued $460.0 million in aggregate principal amount of our 7.125% Second-Priority Senior Secured Notes (the “7  1/8% Notes”). The 7  1/8% Notes were sold to qualified institutional buyers in accordance with Rule 144A under the Securities Act and outside the U.S. in accordance with Regulation S under the Securities Act. We intend to use the net proceeds of the 7  1/8% Notes offering to fund, in part, the proposed acquisition of the Rocketdyne Business, and to pay related fees and expenses. The proceeds from the 7  1/8% Notes offering were deposited into escrow pending the consummation of the proposed Acquisition. If the Acquisition is not consummated on or prior to July 21, 2013 (subject to a one-month extension upon satisfaction of certain conditions) or upon the occurrence of certain other events, the 7  1/8% Notes will be subject to a special mandatory redemption at a price equal to 100% of the issue price of the 7  1/8% Notes, plus accrued and unpaid interest, if any, to, but not including the date of the special mandatory redemption. See Note 6 in Notes to the Unaudited Condensed Consolidated Financial Statements.

In connection with the financing of the Acquisition, we also intend to borrow the $50 million term loan under our Second Amended and Restated Credit Agreement, as amended, (the “Senior Credit Facility”), which is available in a single draw until August 16, 2013 to fund the Acquisition (or to be deposited in an account held by the administrative agent under our Senior Credit Facility in anticipation of the Acquisition).

We expect to incur substantial expenses in connection with the Acquisition and the integration of our operations with the Rocketdyne Business. A summary of the expenses recorded in fiscal 2012 and the first quarter of fiscal 2013, a portion of which may be recoverable in the future through our U.S. government contracts, related to the Acquisition is as follows (in millions):

Impairment charge related to the Liquid Divert and Attitude Control Systems (the “LDACS”) business	$4.0
Incurred costs to divest the LDACS business	0.8
Legal expenses	4.3
Professional fees and consulting	3.2
Internal labor	2.8
Costs incurred by the Rocketdyne Business reimbursable by the Company	1.4
Other	0.6

$17.1

In November 2012, we classified our LDACS program as assets held for sale because we expected to be required to divest the LDACS product line in order to consummate the Acquisition. We continue to explore the potential sale of our LDACS business, as well as various other approaches to obtaining clearance from the U.S. Federal Trade Commission and the DoD of the Acquisition pursuant to the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. The net sales associated with the LDACS program totaled $8.6 million and $8.2 million, respectively, in the first quarter of fiscal 2013 and fiscal 2012. (see Note 14 of the Unaudited Condensed Consolidated Financial Statements).

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

Major Customers

The principal end user customers of our products and technology are agencies of the U.S. government. Since a majority of our sales are, directly or indirectly, to the U.S. government, funding for the purchase of our products and services generally follows trends in U.S. aerospace and defense spending. However, individual government agencies, which include the military services, NASA, the Missile Defense Agency, and the prime contractors that serve these agencies, exercise independent purchasing power within “budget top-line” limits. Therefore, sales to the U.S. government are not regarded as sales to one customer, but rather each contracting agency is viewed as a separate customer.

Customers that represented more than 10% of net sales for the periods presented are as follows:

	Three months ended
	February 28, 2013	February 28, 2012
Raytheon Company	44%	36%
Lockheed Martin Corporation	31%	28%

Sales in the first quarter of fiscal 2013 and 2012 directly and indirectly to the U.S. government and its agencies, including sales to our significant customers discussed above, totaled 96% and 95%, respectively, of net sales. The Standard Missile program, which is included in the U.S. government sales, represented 32% and 23% of net sales for the first quarter of fiscal 2013 and 2012, respectively.

Industry Update

Our primary aerospace and defense customers include the DoD and its agencies, and NASA, and the prime contractors that supply products to these customers. As a result, we rely on particular levels of U.S. government spending on propulsion systems for defense and space applications and armament systems for precision tactical weapon systems and munitions applications, and our backlog depends, in a large part, on continued funding by the U.S. government for the programs in which we are involved. These spending levels are not generally correlated with any specific economic cycle, but rather follow the cycle of general public policy and political support for this type of spending. Moreover, although our contracts often contemplate that our services will be performed over a period of several years, the Executive Branch must propose and Congress must approve funds for a given program each government fiscal year (“GFY”) and may significantly change — increase, reduce or eliminate — funding for a program. A decrease in DoD and/or NASA expenditures, the elimination or curtailment of a material program in which we are involved, or changes in payment patterns of our customers as a result of changes in U.S. government spending, could have a material adverse effect on our operating results, financial condition, and/or cash flows.

On March 26, 2013, the President signed into law Public Law 113-6, “The Consolidated and Further Continuing Appropriations Act of 2013.” This law contains full-year appropriations for several government departments, including: Agriculture, Commerce, Justice and Science (which contains NASA funding), Defense, Homeland Security, and Military Construction and Veterans Affairs Appropriations Acts. All other government agencies will operate under a Continuing Resolution (“CR”) for the rest of the government fiscal year. Prior to passage of this bill, the government was operating under a CR.

With the delayed final resolution of the GFY13 appropriations, the White House Office of Management and Budget (“OMB”) delayed the submission of the GFY 2014 budget request. By law, the President was required to submit his discretionary budget request to Congress no later than the first Monday in February 2013, however OMB has informed Congress that the budget submission will likely be submitted to the Congress on April 10, 2013.

Additionally, on March 1, 2013, sequestration budget cuts officially went into effect. Sequestration, the result of the 2011 Budget Control Act, was originally set to be implemented on January 2, 2013 but congressional leaders agreed to a last minute deal to delay the onset by two months; however, between January and March, there was no real traction on undoing, mitigating or further delaying sequestration and thus it took effect. The final funding amounts contained in P.L. 113-6 for the remainder of GFY13 for both DoD and NASA will be subject to sequestration cuts of 7.8% and 5%, respectively.

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

This year, Congress will take up a new NASA Authorization Act, authorizing NASA for the next three years, GFYs 2014-2016. In 2010, the NASA Authorization Act took effect impacting GFYs 2011-2013. The Authorization Act aimed to: safely retire the Space Shuttle; extend the International Space Station through 2020; continue the development of the multipurpose crew exploration vehicle; build a new heavy lift launch vehicle; invest in new space technologies; and sustain and grow the science and aeronautics programs at NASA. We believe Aerojet has a strong position of incumbency and is well aligned with the long-term budget priorities of NASA. Aerojet is the main propulsion provider for the multi-purpose crew vehicle.

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

A summary of our environmental reserves, range of liability, and recoverable amounts as of February 28, 2013 is presented below:

	Reserve	Recoverable Amount	Estimated Range of Liability
	(In millions)
Sacramento	$136.2	$99.0	$136.2 – $216.9
Baldwin Park Operable Unit	31.4	22.8	31.4 – 63.2
Other Aerojet sites	9.2	8.7	9.2 – 24.3
Other sites	7.0	0.8	7.0 – 11.5

Total	$183.8	$131.3	$183.8 – $315.9

Most of our environmental costs are incurred by our Aerospace and Defense segment, and certain of these future costs are allowable to be included in our contracts with the U.S. government and allocable to Northrop until the cumulative expenditure limitation is reached. Prior to the third quarter of fiscal 2010, approximately 12% of such costs related to our Sacramento site and our former Azusa site were not reimbursable and were therefore directly charged to the unaudited condensed consolidated statements of operations. Subsequent to the third quarter of fiscal 2010, because our estimated environmental costs have reached the reimbursement ceiling under the Northrop Agreement, approximately 37% of such costs will not be reimbursable and were therefore directly charged to the unaudited condensed consolidated statements of operations. However, we are seeking to amend our agreement with the U.S. government to increase the amount allocable to U.S. government contracts. There can be no assurances that we will be successful in this pursuit.

The inclusion of such environmental costs in our contracts with the U.S. government impacts our competitive pricing and earnings; however, we believe that this impact is mitigated by driving improvements and efficiencies across our operations as well as our ability to deliver innovative and quality products to our customers.

Capital Structure

We have a substantial amount of debt for which we are required to make interest and principal payments. Interest on long-term financing is not a recoverable cost under our U.S. government contracts. As of February 28, 2013, we had $708.1 million of debt principal outstanding.

Retirement Benefits

We do not expect to make any cash contributions to our tax-qualified defined benefit pension plan until fiscal 2015 or later. In addition, under the Office of Federal Procurement Policy rules, we will recover portions of any required pension funding through our government contracts and we estimate that approximately 85% of our unfunded pension obligation as of February 28, 2013 is related to our government contracting business.

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

We selected the Oracle Business Suite as our ERP solution and work began on the project in fiscal 2011. We have committed a full-time cross-functional team of employees to work with our ERP software supplier and our systems integrator. This team is responsible for ensuring that the system configuration is consistent with our business requirements and best business practices, coordinating data migration, addressing change management issues, testing controls, resolving implementation issues and developing a user training program. We anticipate the one-time cost of implementation, both capital and expense, will range from approximately $45 million to $47 million, consisting primarily of software and hardware costs, system integrator costs, labor costs, and data migration. We anticipate completing the ERP project in fiscal 2013. Through February 2013, we have expended $38.7 million of our implementation costs of which $30.7 million represents capital expenditures.

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

Results of Operations

Net Sales:

	Three months ended
	February 28, 2013	February 28, 2012	Change*
	(In millions)
Net sales:	$243.7	$201.9	$41.8

*	Primary reason for change. The increase in net sales was primarily due to (i) an increase of $32.6 million in the various Standard Missile programs primarily from increased deliveries on the Standard Missile-1 Regrain program and increased development activities for the Throttling Divert and Attitude Control System for the Standard Missile-3 Block IIA program and (ii) increased deliveries on the Terminal High Altitude Area Defense (“THAAD”) program generating $14.1 million in additional net sales.

Our fiscal year ends on November 30 of each year. The fiscal year of our subsidiary, Aerojet, ends on the last Saturday of November. As a result of the 2013 calendar, Aerojet had 14 weeks of operation in the first quarter of fiscal 2013 compared to 13 weeks of operations in the first quarter of fiscal 2012. The additional week of operation in the first quarter of fiscal 2013 accounted for $27.8 million in additional net sales.

Sales in the first quarter of fiscal 2013 and 2012 directly and indirectly to the U.S. government and its agencies, including sales to our significant customers discussed above, totaled 96% and 95%, respectively, of net sales. The Standard Missile program, which is included in the U.S. government sales, represented 32% and 23% of net sales, respectively, for the first quarter of fiscal 2013 and 2012.

Cost of Sales (exclusive of items shown separately below):

	Three months ended
	February 28, 2013	February 28, 2012	Change*
	(In millions, except percentage amounts)
Cost of sales:	$217.5	$173.9	$43.6
Percentage of net sales	89.2%	86.1%
Percentage of net sales excluding retirement benefit expense	84.9%	83.8%
Components of cost of sales:
Cost of sales excluding retirement benefit expense	$206.8	$169.2	$37.6
Retirement benefit expense	10.7	4.7	6.0

Cost of sales	$217.5	$173.9	$43.6

*	Primary reason for change. The increase in costs of sales as a percentage of net sales was primarily driven by the following: (i) higher non-cash aerospace and defense retirement benefit plan expense (see discussion of “Retirement Benefit Plans” below); (ii) sales growth on lower margin missile defense programs; and (iii) cost growth on in-space propulsion programs.

Selling, General and Administrative (“SG&A”):

	Three months ended
	February 28, 2013	February 28, 2012	Change*
	(In millions, except percentage amounts)
SG&A:	$12.3	$10.3	$2.0
Percentage of net sales	5.0%	5.1%
Components of SG&A:
SG&A excluding retirement benefit expense and stock-based compensation	3.9	3.9	—
Stock-based compensation	3.2	0.9	2.3
Retirement benefit expense	5.2	5.5	(0.3)

SG&A	$12.3	$10.3	$2.0

*	Primary reason for change. The increase in SG&A expense was primarily due to an increase of $2.3 million in stock-based compensation as a result of increases in the fair value of the stock appreciation rights.

Depreciation and Amortization:

	Three months ended
	February 28, 2013	February 28, 2012	Change*
	(In millions)
Depreciation and amortization:	$6.1	$5.3	$0.8

*	Primary reason for change. Depreciation and amortization increased primarily due to a change in the estimated useful life of tangible assets related to certain space programs.

Other Expense, net:

	Three months ended
	February 28, 2013	February 28, 2012	Change*
	(In millions)
Other expense, net	$5.9	$1.9	$4.0

*	Primary reason for change. The increase in other expense, net was primarily due an increase in unusual item charges of $5.7 million partially offset by a $1.5 million contribution made in the first quarter of fiscal 2012 to support space science education and lower environmental remediation costs of $1.0 million. See discussion of unusual items below.

Total unusual items (income)/expense, a component of other expense, net in the unaudited condensed consolidated statements of operations, was as follows:

	Three months ended
	February 28, 2013	February 28, 2012	Change
	(In millions)
Aerospace and Defense:
(Gain) loss on legal matters	$(0.1)	$0.2	$(0.3)
Corporate:
Loss on legal settlements	0.5	—	0.5
Rocketdyne Business acquisition related costs	5.5	—	5.5

During the first quarter of fiscal 2013, we recorded a charge of $0.5 million related to a legal settlement. During the first quarter of fiscal 2013 and 2012, we recorded ($0.1) million and $0.2 million, respectively, for realized (gains)/losses and interest associated with the failure to register with the SEC the issuance of certain of our common shares under the defined contribution 401(k) employee benefit plan.

We incurred expenses of $5.5 million, including internal labor costs of $0.8 million, related to the proposed Rocketdyne Business acquisition announced in July 2012 in the first quarter of fiscal 2013.

Interest Expense:

	Three months ended
	February 28, 2013	February 28, 2012	Change*
	(In millions)
Interest expense	$11.2	$6.0	$5.2
Components of interest expense:
Contractual interest and other	9.4	5.4	4.0
Amortization of deferred financing costs	1.8	0.6	1.2

*

Primary reason for change. The increase in interest expense was due to the amortization of the commitment fee related to the $510 million debt commitment from Morgan Stanley Senior Funding, Inc. and Citigroup Global Markets Inc. entered into in July 2012 and the issuance of the 7 1/8% Notes in January 2013.

Interest Income:

	Three months ended
	February 28, 2013	February 28, 2012	Change*
	(In millions)
Interest income	$(0.1)	$(0.2)	$0.1

*	Primary reason for change. Interest income was essentially unchanged for the periods presented.

Income Tax Provision:

	Three months ended
	February 28, 2013	February 28, 2012
	(In millions)
Income tax provision	$4.9	$2.3
Components of income tax provision:
Federal current expense	$4.6	$0.9
State current expense	1.2	0.5
Net deferred expense	1.1	0.9
Benefit of fiscal 2012 research credits	(2.0)	—

A valuation allowance has been recorded to offset a substantial portion of our net deferred tax assets at February 28, 2013 and November 30, 2012 to reflect the uncertainty of realization (see discussion below). As of November 30, 2012, the valuation allowance was $288.1 million. Deferred tax assets and liabilities arise due to temporary differences in the basis of our assets and liabilities between financial statement accounting and income tax based accounting. Changes in these temporary differences cause an increase or decrease to income taxes payable; however, our net deferred tax balances do not change in direct proportion to the changes in the income tax payable due to the valuation allowance. This causes our income tax expense to be higher than the expected federal statutory rate of 35%.

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

In this evaluation, management has considered all available evidence, both positive and negative, including the following:

•	Our recent history of generating taxable income which has allowed for the utilization of net operating loss credits and tax credit carryfowards;

•	The existence of a three-year cumulative comprehensive loss related to our defined benefit pension plan in the current and recent prior periods;

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

As of February 28, 2013, the weight of the negative evidence, principally associated with the above uncertainties, outweighed the recent historical positive evidence regarding the likelihood that a substantial portion of the net deferred tax assets was realizable. Depending upon our ability to generate taxable income and the favorable resolution of the above uncertainties, it is possible that the valuation allowance could be released during fiscal 2013, which would materially and favorably affect our results of operations in the period of the reversal. Management will continue to evaluate the ability to realize our net deferred tax assets and the related valuation allowance on a quarterly basis.

As of February 28, 2013, the liability for uncertain income tax positions was $4.5 million. Due to the high degree of uncertainty regarding the timing of potential future cash flows associated with the respective liabilities, we are unable to make a reasonably reliable estimate of the amount and period in which these liabilities might be paid. It is reasonably possible that a reduction of up to $1.3 million of unrecognized tax benefits and related interest may occur within the next 12 months as a result of the expiration of certain statute of limitations.

Discontinued Operations:

On August 31, 2004, we completed the sale of our GDX Automotive (“GDX”) business. On November 30, 2005, we completed the sale of the Fine Chemicals business. The remaining subsidiaries after the sale of GDX Automotive, including Snappon SA, and the Fine Chemicals business are classified as discontinued operations. Summarized financial information for discontinued operations is set forth below:

	Three months ended
	February 28, 2013	February 28, 2012
	(In millions)
Net sales	$—	$—
Loss before income taxes	(0.1)	—
Income tax benefit	0.2	—
Income from discontinued operations, net of income taxes	0.1	—

Retirement Benefit Plans:

Components of retirement benefit expense are:

	Three months ended
	February 28, 2013	February 28, 2012
	(In millions)
Service cost	$1.3	$1.1
Interest cost on benefit obligation	15.8	19.2
Assumed return on plan assets	(24.1)	(24.8)
Amortization of prior service credits	(0.2)	—
Recognized net actuarial losses	23.1	14.7

Retirement benefit expense	$15.9	$10.2

Market conditions and interest rates significantly affect the assets and liabilities of our pension plans. Pension accounting permits market gains and losses to be deferred and recognized over a period of years. This “smoothing” results in the creation of other accumulated income or losses which will be amortized to retirement benefit expense or benefit in future years. The accounting method we utilize recognizes one-fifth of the unamortized gains and losses in the market-related value of pension assets and all other gains and losses, including changes in the discount rate used to calculate benefit costs each year. Investment gains or losses for this purpose are the difference between the expected return and the actual return on the market-related value of assets which smoothes asset values over three years. Although the smoothing period mitigates some volatility in the calculation of annual retirement benefit expense, future expenses are impacted by changes in the market value of pension plan assets and changes in interest rates.

Additionally, we sponsor a defined contribution 401(k) plan and participation in the plan is available to all employees. The cost of the 401(k) plan was $2.9 million and $2.3 million, respectively, in the first quarter of fiscal 2013 and 2012.

Operating Segment Information:

We evaluate our operating segments based on several factors, of which the primary financial measure is segment performance. Segment performance, which is a non-GAAP financial measure, represents net sales from continuing operations less applicable costs, expenses and provisions for unusual items relating to the segment. Excluded from segment performance are: corporate income and expenses, interest expense, interest income, income taxes, legacy income or expenses, and provisions for unusual items not related to the segment. We believe that segment performance provides information useful to investors in understanding our underlying operational performance. In addition, we provide the Non-GAAP financial measures of our operational performance called segment performance before environmental remediation provision adjustments, retirement benefit plan expense and unusual items. We believe the exclusion of the items listed above permits an evaluation and a comparison of results for ongoing business operations, and it is on this basis that management internally assesses operational performance.

Aerospace and Defense Segment

	Three months ended
	February 28, 2013	February 28, 2012	Change*
	(In millions, except percentage amounts)
Net sales	$242.3	$200.3	$42.0
Segment performance	19.2	19.5	(0.3)
Segment margin	7.9%	9.7%
Segment margin before environmental remediation provision adjustments, retirement benefit plan expense and unusual items (Non-GAAP measure)	12.1%	12.4%
Components of segment performance:
Aerospace and Defense	$29.2	$24.9	$4.3
Environmental remediation provision adjustments	0.6	(0.5)	1.1
Retirement benefit plan expense	(10.7)	(4.7)	(6.0)
Unusual items — legal related matters	0.1	(0.2)	0.3

Aerospace and Defense total	$19.2	$19.5	$(0.3)

*	Primary reason for change. The increase in net sales was primarily due to (i) an increase of $32.6 million in the various Standard Missile programs primarily from increased deliveries on the Standard Missile-1 Regrain program and increased development activities for the Throttling Divert and Attitude Control System for the Standard Missile-3 Block IIA program and (ii) increased deliveries on the THAAD program generating $14.1 million in additional net sales.

Our fiscal year ends on November 30 of each year. The fiscal year of our subsidiary, Aerojet, ends on the last Saturday of November. As a result of the 2013 calendar, Aerojet had 14 weeks of operation in the first quarter of fiscal 2013 compared to 13 weeks of operations in the first quarter of fiscal 2012. The additional week of operation in the first quarter of fiscal 2013 accounted for $27.8 million in additional net sales.

The decrease in the segment margin before environmental remediation provision adjustments, retirement benefit plan expense and unusual items compared to the comparable prior year period, was primarily due to sales growth on lower margin missile defense programs and cost growth on fixed price in-space propulsion programs.

A summary of our backlog is as follows:

	February 28, 2013	November 30, 2012
	(In millions)
Funded backlog	$1,061	$1,018
Unfunded backlog	518	508

Total contract backlog	$1,579	$1,526

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

Real Estate Segment

	Three months ended
	February 28, 2013	February 28, 2012	Change*
	(In millions)
Net sales	$1.4	$1.6	$(0.2)
Segment performance	$1.0	$1.1	$(0.1)

*	Primary reason for change. Net sales and segment performance consist primarily of rental property operations.

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

	Three months ended
	February 28, 2013	February 28, 2012
	(In millions, except percentage amounts)
(Loss) income from continuing operations before income taxes	$(9.2)	$4.7
Interest expense	11.2	6.0
Interest income	(0.1)	(0.2)
Depreciation and amortization	6.1	5.3
Retirement benefit expense	15.9	10.2
Unusual items	5.9	0.2

Adjusted EBITDAP	$29.8	$26.2

Adjusted EBITDAP as a percentage of net sales	12.2%	13.0%

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

	Three months ended
	February 28, 2013	February 28, 2012
	(In millions)
Cash provided by operating activities	$6.9	$18.0
Capital expenditures	(9.1)	(3.6)

Free cash flow	$(2.2)	$14.4

	February 28, 2013	February 28, 2012
	(In millions)
Debt principal	$708.1	$325.7
Cash and cash equivalents	(140.7)	(201.4)
Restricted cash	(466.0)	—

Net debt	$101.4	$124.3

Because our method for calculating the Non-GAAP measures may differ from other companies’ methods, the Non-GAAP measures presented above may not be comparable to similarly titled measures reported by other companies. These measures are not recognized in accordance with GAAP, and we do not intend for this information to be considered in isolation or as a substitute for GAAP measures.

Other Information

Recently Adopted Accounting Pronouncement

In June 2011, the Financial Accounting Standards Board (the “FASB”) issued amended guidance on the presentation of comprehensive income. The amended guidance eliminates one of the presentation options provided by current GAAP, that is to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. In addition, it gives an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This guidance was effective for us beginning in the first quarter of fiscal 2013, and was applied retrospectively. As the accounting standard only impacted disclosures, the new standard did not have an impact on our financial position, results of operations, or cash flows.

New Accounting Pronouncement

In February 2013, the FASB issued guidance on reporting of amounts reclassified out of accumulated other comprehensive income (“AOCI”). The guidance requires an entity to provide information about the amounts reclassified out of AOCI by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of AOCI by the respective line items of net income, but only if the amount reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under GAAP that provide additional detail about those amounts. This guidance is applicable for us in the second quarter of fiscal 2013 prospectively, although early adoption is permitted. As the accounting standard will only impact disclosures, the new standard will not have an impact on our financial position, results of operations, or cash flows.

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

A detailed description of our significant accounting policies can be found in our most recent Annual Report on Form 10-K for the fiscal year ended November 30, 2012.

Arrangements with Off-Balance Sheet Risk

As of February 28, 2013, arrangements with off-balance sheet risk consisted of:

•

$44.8 million in outstanding commercial letters of credit expiring within the next twelve months, the majority of which may be renewed, primarily to collateralize obligations for environmental remediation and insurance coverage.

•	$39.3 million in outstanding surety bonds to satisfy indemnification obligations for environmental remediation coverage.

•	Up to $120.0 million aggregate in guarantees by GenCorp of Aerojet’s obligations to U.S. government agencies for environmental remediation activities.

•	Guarantees, jointly and severally, by our material domestic subsidiaries of our obligations under our Senior Credit Facility and 7 1/8% Notes.

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

Liquidity and Capital Resources

Net Cash Provided by (Used in) Operating, Investing, and Financing Activities

The change in cash and cash equivalents was as follows:

	Three months ended
	February 28, 2013	February 28, 2012
	(In millions)
Net Cash Provided by Operating Activities	$6.9	$18.0
Net Cash Used in Investing Activities	(475.6)	(3.6)
Net Cash Provided by (Used in) Financing Activities	447.3	(1.0)

Net (Decrease) Increase in Cash and Cash Equivalents	$(21.4)	$13.4

Net Cash Provided by Operating Activities

The $6.9 million of cash provided by operating activities in the first quarter of fiscal 2013 was primarily the result of loss before income taxes adjusted for non-cash adjustments which generated $17.6 million. This amount was partially offset by cash used to fund working capital (defined as accounts receivables, inventories, accounts payable, contract advances, and other current assets and liabilities) of $7.2 million. The funding of working capital is due the following (i) a decrease in contract advances from prior year related to the timing of contract payments; (ii) an increase in accounts receivables due to timing of sales during the quarter; (iii) an increase in inventories due to growth in capitalized overhead and to a lesser extent the timing of deliveries under the Atlas V program. These factors were partially offset by an increase in other current liabilities from the prior year primarily related to the timing of payments associated to employee compensation and benefits.

The $18.0 million of cash provided by operating activities in the first quarter of fiscal 2012 was primarily the result of income before income taxes adjusted for non-cash adjustments which generated $21.6 million. The income before income taxes adjusted for non-cash expenses was partially offset by cash used to fund working capital (defined as accounts receivables, inventories, accounts payable, contract advances, and other current assets and liabilities) of $5.2 million. In addition, we received $6.0 million in tax refunds during the first quarter of fiscal 2012.

Net Cash Used In Investing Activities

During the first quarter of fiscal 2013 and 2012, we had capital expenditures of $9.1 million and $3.6 million, respectively. During the first quarter of fiscal 2013 and 2012, the capital expenditures totals included $7.3 million and $1.8 million, respectively, related to our ERP implementation.

As of February 28, 2013, we designated $466.0 million as restricted cash related to the cash collateralization of the 7 1/8% Notes issued in January 2013 and related interest costs. See Note 6 of the Notes to Unaudited Condensed Consolidated Financial Statements for additional information.

Net Cash Provided by (Used in) Financing Activities

During the first quarter of fiscal 2013, we issued $460.0 million of debt and had $0.6 million in debt repayments (see below). In addition, we incurred $12.3 million debt issuance costs.

During the first quarter of fiscal 2012, we had $0.7 million in debt repayments. In addition, we had $0.4 million in vendor financing repayments.

Debt Activity and Senior Credit Facility

Our debt activity during the first quarter of fiscal 2013 was as follows:

	November 30, 2012	Additions	Cash Payments	February 28, 2013
	(In millions)
Term loan	$47.5	$—	$(0.6)	$46.9
7 1/8% Notes	—	460.0	—	460.0
4 1/16% Debentures	200.0	—	—	200.0
2 1/4% Debentures	0.2	—	—	0.2
Other debt	1.0	—	—	1.0

Total Debt and Borrowing Activity	$248.7	460.0	$(0.6)	$708.1

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

As of February 28, 2013, we had $44.8 million outstanding letters of credit under the $100.0 million subfacility for standby letters of credit and had $46.9 million outstanding under the term loan facility.

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

Financial Covenant	Actual Ratios as of February 28, 2013	Required Ratios
Interest coverage ratio, as defined under the Senior Credit Facility	5.05 to 1.00	Not less than: 2.4 to 1.00
Leverage ratio, as defined under the Senior Credit Facility	1.27 to 1.00	Not greater than: 3.5 to 1.00

We were in compliance with our financial and non-financial covenants as of February 28, 2013.

Outlook

Short-term liquidity requirements consist primarily of recurring operating expenses, including but not limited to costs related to our retirement benefit plans, capital and environmental expenditures, acquisition costs of the Rocketdyne Business, and debt service requirements. We believe that our existing cash and cash equivalents, cash flow from operations, and existing credit facilities will provide sufficient funds to meet our operating plan for the next twelve months, including the operations of the proposed acquisition of the Rocketdyne business. The operating plan for this period provides for full operation of our businesses, and interest and principal payments on our debt.

In July 2012, we signed a definitive agreement to acquire the Rocketdyne Business from UTC for $550 million. The purchase price of $550 million, which is subject to adjustment for changes in working capital and other specified items, is expected to be financed with a combination of restricted cash on hand and issuance of debt. The acquisition of the Rocketdyne Business is conditioned upon, among other things, the receipt of required regulatory approvals and other customary closing conditions. Subject to the satisfaction of these conditions, the acquisition is expected to close in the first half of 2013.

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

Major factors that could adversely impact our forecasted operating cash and our financial condition are described in the section “Risk Factors” in Item 1A of our Annual Report to the SEC on Form 10-K for the fiscal year ended November 30, 2012. In addition, our liquidity and financial condition will continue to be affected by changes in prevailing interest rates on the portion of debt that bears interest at variable interest rates.

Forward-Looking Statements

Certain information contained in this report should be considered “forward-looking statements” as defined by Section 21E of the Private Securities Litigation Reform Act of 1995. All statements in this report other than historical information may be deemed forward-looking statements. These statements present (without limitation) the expectations, beliefs, plans and objectives of management and future financial performance and assumptions underlying, or judgments concerning, the matters discussed in the statements. The words “believe,” “estimate,” “anticipate,” “project” and “expect,” and similar expressions, are intended to identify forward-looking statements. Forward-looking statements involve certain risks, estimates, assumptions and uncertainties, including with respect to future sales and activity levels, cash flows, contract performance, the outcome of litigation and contingencies, environmental remediation and anticipated costs of capital. A variety of factors could cause actual results or outcomes to differ materially from those expected and expressed in our forward-looking statements. Important risk factors that could cause actual results or outcomes to differ from those expressed in the forward-looking statements are described in the section “Risk Factors” in Item 1A of our Annual Report to the SEC on Form 10-K for the fiscal year ended November 30, 2012 include the following:

•	future reductions or changes in U.S. government spending;

•	cancellation or material modification of one or more significant contracts;

•	negative audit of the Company’s business by the U.S. government;

•	conditions relating to the acquisition of the Rocketdyne Business which could delay or materially adversely affect the timing of its completion, or prevent it from occurring;

•	inability to satisfy the conditions or obtain the approvals required to complete the acquisition of the Rocketdyne Business or material restrictions or conditions on such approvals;

•	failure to complete the acquisition of the Rocketdyne Business;

•

following the acquisition of the Rocketdyne Business, if consummated, integration difficulties or inability to integrate the Rocketdyne Business into the Company’s existing operations successfully or to realize the anticipated benefits of the Acquisition;

•	ability to effectively manage the Company’s expanded operations following the acquisition of the Rocketdyne Business;

•	expenses related to the acquisition of the Rocketdyne Business and the integration of our operations with the Rocketdyne Business if the acquisition is consummated;

•	the increase in the Company’s leverage and debt service obligations as a result of the Acquisition;

•	cost overruns on the Company’s contracts that require the Company to absorb excess costs;

•	failure of the Company’s subcontractors or suppliers to perform their contractual obligations;

•	failure to secure contracts;

•	failure to comply with regulations applicable to contracts with the U.S. government;

•	failure to comply with applicable laws relating to export controls;

•	costs and time commitment related to potential acquisition activities;

•	the Company’s inability to adapt to rapid technological changes;

•	failure of the Company’s information technology infrastructure;

•	failure to effectively implement the Company’s enterprise resource planning system;

•	product failures, schedule delays or other problems with existing or new products and systems;

•	the release, or explosion, or unplanned ignition of dangerous materials used in the Company’s businesses;

•	loss of key qualified suppliers of technologies, components, and materials;

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to our disclosures related to certain market risks as reported under Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report to the SEC on Form 10-K for the fiscal year ended November 30, 2012, except as noted below.

Interest Rate Risk

We are exposed to market risk principally due to changes in interest rates. Debt with interest rate risk includes borrowings under our Senior Credit Facility. Other than pension assets and liabilities, we do not have any significant exposure to interest rate risk related to our investments.

As of February 28, 2013, our debt totaled $708.1 million: $661.2 million, or 93%, was at an average fixed rate of 6.20%; and $46.9 million, or 7%, was at a variable rate of 3.71%.

The estimated fair value and principal amount our outstanding debt is presented below:

	Fair Value		Principal Amount
	February 28, 2013	November 30, 2012	February 28, 2013	November 30, 2012
	(In millions)
Term loan	$46.9	$47.5	$46.9	$47.5
7 1/8% Notes	480.4	—	460.0	—
4 1/16% Debentures	291.3	246.0	200.0	200.0
Other debt	1.2	1.2	1.2	1.2

	$819.8	$294.7	$708.1	$248.7

The fair values of the 7 1/8% Notes and 4 1/16% Debentures were determined using broker quotes that are based on open markets of our debt securities as of February 28, 2013 and November 30, 2012. The fair value of the term loan and other debt was determined to approximate carrying value.

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

Changes in internal control over financial reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our first quarter of fiscal 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

Except as disclosed in Note 7 of the Notes to Unaudited Condensed Consolidated Financial Statements, which is incorporated herein by reference, there have been no significant developments in the pending legal proceedings as previously reported in Part 1, Item 3, Legal Proceedings in our Annual Report on Form 10-K for the fiscal year ended November 30, 2012.

Asbestos Cases. The following table sets forth information related to our historical product liability costs associated with our asbestos litigation cases for the first quarter of fiscal 2013:

Claims filed as of November 30, 2012	141
Claims filed	5
Claims tendered	1
Claims dismissed	5

Claims pending as of February 28, 2013	140

Legal and administrative fees for the asbestos cases for the first quarter of fiscal 2013 were $0.1 million.

Item 1A. Risk Factors

The information presented below sets forth what we reasonably believe represent material changes to the risk factors described in our Annual Report on Form 10-K for the fiscal year ended November 30, 2012, and should be read in conjunction with the risk factors therein and the information described in this report.

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

On March 26, 2013, the President signed into law Public Law 113-6, “The Consolidated and Further Continuing Appropriations Act of 2013.” This law contains full-year appropriations for several government departments, including: Agriculture, Commerce, Justice and Science (which contains NASA funding), Defense, Homeland Security, and Military Construction and Veterans Affairs Appropriations Acts. All other government agencies will operate under a Continuing Resolution (“CR”) for the rest of the government fiscal year. Prior to passage of this bill, the government was operating under a CR.

With the delayed final resolution of the GFY13 appropriations, the White House Office of Management and Budget (“OMB”) delayed the submission of the GFY 2014 budget request. By law, the President was required to submit his discretionary budget request to Congress no later than the first Monday in February 2013, however OMB has informed Congress that the budget submission will likely be submitted to the Congress on April 10, 2013.

Additionally, on March 1, 2013, sequestration budget cuts officially went into effect. Sequestration, the result of the 2011 Budget Control Act, was originally set to be implemented on January 2, 2013 but congressional leaders agreed to a last minute deal to delay the onset by two months; however, between January and March, there was no real traction on undoing, mitigating or further delaying sequestration and thus it took effect. The final funding amounts contained in P.L. 113-6 for the remainder of GFY13 for both DoD and NASA will be subject to sequestration cuts of 7.8% and 5%, respectively.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine safety disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

No.	Description

10.1*	Amendment, dated as of February 12, 2013, to the retention agreement by and between Aerojet-General Corporation and Richard W. Bregard.

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a — 14 (a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a — 14 (a) of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a — 14(b) of the Securities and Exchange Act of 1934, as amended, and 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statement of Shareholders’ Deficit, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Unaudited Condensed Consolidated Financial Statements.**

*	Filed herewith.
**	Furnished and not filed herewith.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GenCorp Inc.

Date: April 5, 2013	By:	/s/ Scott J. Seymour
Scott J. Seymour President and Chief Executive Officer (Principal Executive Officer)

Date: April 5, 2013	By:	/s/ Kathleen E. Redd
Kathleen E. Redd
Vice President, Chief Financial Officer and Assistant Secretary (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

No.	Description

10.1*	Amendment, dated as of February 12, 2013, to the retention agreement by and between Aerojet-General Corporation and Richard W. Bregard.

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a — 14 (a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a — 14 (a) of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a — 14(b) of the Securities and Exchange Act of 1934, as amended, and 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statement of Shareholders’ Deficit, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Unaudited Condensed Consolidated Financial Statements.**

*	Filed herewith.
**	Furnished and not filed herewith.