Form 10-Q
period 2013-05-31
GENCORP INC
filed 2013-07-09
CIK 40888

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: May 31, 2013

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

As of June 30, 2013, there were 60.6 million outstanding shares of our Common Stock, including redeemable common stock and unvested common shares, $0.10 par value.

GenCorp Inc.

Quarterly Report on Form 10-Q

For the Quarterly Period Ended May 31, 2013

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

GenCorp Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended May 31,		Six months ended May 31,
	2013	2012	2013	2012
	(In millions, except per share amounts)
Net Sales	$286.6	$249.9	$530.3	$451.8
Operating costs and expenses:
Cost of sales (exclusive of items shown separately below)	254.4	220.3	471.9	394.2
Selling, general and administrative	13.5	11.2	25.8	21.5
Depreciation and amortization	5.3	5.5	11.4	10.8
Other expense, net	10.5	2.6	16.4	4.5

Total operating costs and expenses	283.7	239.6	525.5	431.0
Operating income	2.9	10.3	4.8	20.8
Non-operating (income) expense:
Interest income	(0.1)	(0.1)	(0.2)	(0.3)
Interest expense	12.6	5.8	23.8	11.8

Total non-operating expense, net	12.5	5.7	23.6	11.5
(Loss) income from continuing operations before income taxes	(9.6)	4.6	(18.8)	9.3
Income tax provision	2.1	3.3	7.0	5.6

(Loss) income from continuing operations	(11.7)	1.3	(25.8)	3.7
(Loss) income from discontinued operations, net of income taxes	(0.1)	0.4	—	0.4

Net (loss) income	$(11.8)	$1.7	$(25.8)	$4.1

(Loss) Income Per Share of Common Stock
Basic and Diluted
(Loss) income per share from continuing operations	$(0.20)	$0.02	$(0.43)	$0.06
Income per share from discontinued operations, net of income taxes	—	0.01	—	0.01

Net (loss) income per share	$(0.20)	$0.03	$(0.43)	$0.07

Weighted average shares of common stock outstanding, basic and diluted	59.5	59.0	59.4	58.9

See Notes to Unaudited Condensed Consolidated Financial Statements.

GenCorp Inc.

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

	Three months ended May 31,		Six months ended May 31,
	2013	2012	2013	2012
	(In millions, except per share amounts)
Net (loss) income	$(11.8)	$1.7	$(25.8)	$4.1
Other comprehensive income:
Amortization of actuarial losses, net	22.9	14.8	45.8	29.5

Comprehensive income	$11.1	$16.5	$20.0	$33.6

See Notes to Unaudited Condensed Consolidated Financial Statements.

GenCorp Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	May 31, 2013	November 30, 2012
	(In millions, except per share and share amounts)
ASSETS
Current Assets
Cash and cash equivalents	$134.6	$162.1
Restricted cash	10.0	—
Accounts receivable	142.0	111.5
Inventories	59.2	46.9
Recoverable from the U.S. government and other third parties for environmental remediation costs	22.3	22.3
Receivable from Northrop Grumman Corporation (“Northrop”)	6.0	6.0
Other receivables, prepaid expenses and other	9.2	16.8
Income taxes	2.4	2.5

Total Current Assets	385.7	368.1
Noncurrent Assets
Restricted cash	460.0	—
Property, plant and equipment, net	155.9	143.9
Real estate held for entitlement and leasing	71.8	70.2
Recoverable from the U.S. government and other third parties for environmental remediation costs	97.7	107.9
Receivable from Northrop	69.5	69.3
Goodwill	94.9	94.9
Intangible assets	13.1	13.9
Other noncurrent assets, net	62.5	51.1

Total Noncurrent Assets	1,025.4	551.2

Total Assets	$1,411.1	$919.3

LIABILITIES, REDEEMABLE COMMON STOCK, AND SHAREHOLDERS’ DEFICIT
Current Liabilities
Short-term borrowings and current portion of long-term debt	$2.8	$2.7
Accounts payable	73.4	56.1
Reserves for environmental remediation costs	41.6	39.5
Postretirement medical and life benefits	7.5	7.5
Advance payments on contracts	95.4	100.1
Income taxes	0.3	—
Deferred income taxes	10.5	9.4
Other current liabilities	126.3	103.3

Total Current Liabilities	357.8	318.6
Noncurrent Liabilities
Senior debt	43.8	45.0
Second-priority senior notes	460.0	—
Convertible subordinated notes	200.2	200.2
Other debt	0.6	0.8
Deferred income taxes	2.5	2.2
Reserves for environmental remediation costs	139.9	150.0
Pension benefits	439.1	454.5
Postretirement medical and life benefits	66.7	68.3
Other noncurrent liabilities	67.4	68.5

Total Noncurrent Liabilities	1,420.2	989.5

Total Liabilities	1,778.0	1,308.1
Commitments and contingencies (Note 7)
Redeemable common stock, par value of $0.10; 0.2 million shares issued and outstanding as of May 31, 2013; 0.4 million shares issued and outstanding as of November 30, 2012	2.7	3.9
Shareholders’ Deficit
Preference stock, par value of $1.00; 15.0 million shares authorized; none issued or outstanding	—	—
Common stock, par value of $0.10; 150.0 million shares authorized; 59.3 million shares issued and outstanding as of May 31, 2013; 58.9 million shares issued and outstanding as of November 30, 2012	5.9	5.9
Other capital	272.7	269.6
Accumulated deficit	(207.7)	(181.9)
Accumulated other comprehensive loss, net of income taxes	(440.5)	(486.3)

Total Shareholders’ Deficit	(369.6)	(392.7)

Total Liabilities, Redeemable Common Stock and Shareholders’ Deficit	$1,411.1	$919.3

See Notes to Unaudited Condensed Consolidated Financial Statements.

GenCorp Inc.

Condensed Consolidated Statement of Shareholders’ Deficit and Comprehensive Income

(Unaudited)

	Common Stock		Other Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders’ Deficit
	Shares	Amount
	(In millions)
November 30, 2012	58.9	$5.9	$269.6	$(181.9)	$(486.3)	$(392.7)
Net loss	—	—	—	(25.8)	—	(25.8)
Amortization of actuarial losses, net	—	—	—	—	45.8	45.8
Reclassification from redeemable common stock	0.2	—	1.2	—	—	1.2
Tax benefit on stock-based awards	—	—	0.1	—	—	0.1
Stock-based compensation and other, net	0.2	—	1.8	—	—	1.8

May 31, 2013	59.3	$5.9	$272.7	$(207.7)	$(440.5)	$(369.6)

See Notes to Unaudited Condensed Consolidated Financial Statements.

GenCorp Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six months ended
	May 31, 2013	May 31, 2012
	(In millions)
Operating Activities
Net (loss) income	$(25.8)	$4.1
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Income from discontinued operations, net of income taxes	—	(0.4)
Depreciation and amortization	11.4	10.8
Amortization of debt discount and financing costs	2.7	1.2
Stock-based compensation	6.3	2.2
Retirement benefit expense	32.0	20.5
Loss on debt redeemed	—	0.4
Tax benefit on stock-based awards	(0.1)	(0.7)
Changes in assets and liabilities:
Accounts receivable	(30.5)	(0.8)
Inventories	(12.3)	12.1
Other receivables, prepaid expenses and other	6.5	3.0
Income tax receivable	(0.3)	2.8
Real estate held for entitlement and leasing	(1.8)	(1.2)
Receivable from Northrop	(0.2)	(0.5)
Recoverable from the U.S. government and other third parties for environmental remediation costs	10.2	5.5
Other noncurrent assets	2.1	4.4
Accounts payable	17.3	5.8
Postretirement medical and life benefits	(2.8)	(2.7)
Advance payments on contracts	(4.7)	(7.1)
Income taxes payable	0.3	—
Other current liabilities	17.5	(3.6)
Deferred income taxes	1.4	1.5
Reserves for environmental remediation costs	(8.0)	(5.7)
Other noncurrent liabilities	(2.2)	(4.2)

Net cash provided by continuing operations	19.0	47.4
Net cash used in discontinued operations	(0.1)	(0.1)

Net Cash Provided by Operating Activities	18.9	47.3
Investing Activities
Purchases of restricted cash investments	(470.0)	—
Purchases of investments	(0.5)	—
Proceeds from sale of property	—	0.6
Capital expenditures	(21.7)	(9.3)

Net Cash Used in Investing Activities	(492.2)	(8.7)
Financing Activities
Proceeds from issuance of debt	460.0	—
Debt issuance costs	(13.1)	(0.3)
Debt repayments	(1.3)	(76.4)
Proceeds from shares issued under equity plans	0.1	—
Tax benefit on stock-based awards	0.1	0.7
Vendor financing repayments	—	(0.4)

Net Cash Provided by (Used in) Financing Activities	445.8	(76.4)

Net Decrease in Cash and Cash Equivalents	(27.5)	(37.8)
Cash and Cash Equivalents at Beginning of Period	162.1	188.0

Cash and Cash Equivalents at End of Period	$134.6	$150.2

Supplemental disclosures of cash flow information
Cash paid for interest	$10.7	$12.1
Cash refunds for federal income taxes	—	6.0
Cash paid for federal income taxes	4.3	3.4
Cash paid for state income taxes	0.6	3.1

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

Aerospace and Defense — includes the operations of Aerojet-General Corporation (“Aerojet”) which develops and manufactures propulsion systems for defense and space applications, and armaments for precision tactical and long range weapon systems applications. In connection with the consummation of the Acquisition (as defined below), the name of Aerojet-General Corporation was changed to Aerojet Rocketdyne, Inc. Primary customers served include major prime contractors to the United States (“U.S.”) government, the Department of Defense (“DoD”), and the National Aeronautics and Space Administration (“NASA”).

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

The Company’s fiscal year ends on November 30 of each year. The fiscal year of the Company’s subsidiary, Aerojet, ends on the last Saturday of November. As a result of the 2013 calendar, Aerojet had 14 weeks of operations in the first quarter of fiscal 2013 compared to 13 weeks of operations in the first quarter of fiscal 2012. The additional week of operations in the first quarter of fiscal 2013 accounted for $27.8 million in additional net sales.

In July 2012, the Company signed a stock and asset purchase agreement (the “Original Purchase Agreement”) with United Technologies Corporation (“UTC”) to acquire the Pratt & Whitney Rocketdyne division (the “Rocketdyne Business”) from UTC for $550 million (the “Acquisition”). The Rocketdyne Business is the largest liquid rocket propulsion designer, developer, and manufacturer in the U.S. On June 10, 2013, the Federal Trade Commission (“FTC”) announced that it closed its investigation into the Acquisition under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. On June 12, 2013, the Company and UTC entered into an amended and restated stock and asset purchase agreement, (the “Amended and Restated Purchase Agreement”), which amended and restated the Original Purchase Agreement, as amended. On June 14, 2013, the Company completed the acquisition of substantially all of the Rocketdyne Business pursuant to the Amended and Restated Purchase Agreement. The aggregate consideration to UTC was $411 million, paid in cash, which represents the initial purchase price of $550 million reduced by $55 million relating to the expected future acquisition of UTC’s 50% ownership interest of RD Amross, LLC (a joint venture with NPO Energomash of Khimki, Russia which sells RD-180 engines to RD Amross) and the portion of the UTC business that markets and supports the sale of RD-180 engines. The acquisition of UTC’s 50% ownership interest of RD Amross and UTC’s related business is expected to close following receipt of the Russian governmental regulatory approvals, if at all. The purchase price was further adjusted for changes in customer advances, capital expenditures and other net assets, and is subject further to post-closing adjustments.

Due to the proximity of the closing of the Acquisition to the end of the Company’s reporting period, the initial accounting for the Acquisition has not been completed at this time.

The Company incurred substantial expenses in connection with the Acquisition. A summary of the expenses related to the Acquisition recorded in fiscal 2012 ($11.6 million) and through the first half of fiscal 2013 ($11.8 million), a portion of which may be recoverable in the future through the Company’s U.S. government contracts, is as follows (in millions):

Legal expenses	$10.3
Professional fees and consulting	7.5
Internal labor	3.0
Costs related to the previously planned divestiture of the Liquid Divert and Attitude Control Systems (the “LDACS”) business, including $0.3 million of internal labor	1.5
Other	1.1

$23.4

As of November 30, 2012, the Company classified its LDACS program as assets held for sale because the Company expected that it would be required to divest the LDACS product line in order to consummate the Acquisition. However, as of May 31, 2013, the Company believed that it would not be required to divest the LDACS product line in order to consummate the Acquisition based on conversations with the FTC. On June 10, 2013, the FTC announced that it closed its investigation into the Acquisition under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and the Company was not required to divest its LDACS business (see Note 14).

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

In February 2013, the FASB issued guidance on reporting of amounts reclassified out of accumulated other comprehensive income (“AOCI”). The guidance requires an entity to provide information about the amounts reclassified out of AOCI by component. In addition, entities are required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of AOCI by the respective line items of net income. The Company adopted this guidance beginning in the second quarter of fiscal 2013. As the accounting standard only impacted disclosures, the new standard did not have an impact on the Company’s financial position, results of operations, or cash flows.

Note 2. (Loss) Income Per Share of Common Stock

A reconciliation of the numerator and denominator used to calculate basic and diluted (loss) income per share of common stock (“EPS”) is presented in the following table:

	Three months ended May 31,		Six months ended May 31,
	2013	2012(1)	2013	2012(1)
	(In millions, except per share amounts; shares in thousands)
Numerator:
(Loss) income from continuing operations	$(11.7)	$1.3	$(25.8)	$3.7
(Loss) income from discontinued operations, net of income taxes	(0.1)	0.4	—	0.4

Net (loss) income for basic and diluted earnings per share	$(11.8)	$1.7	$(25.8)	$4.1

Denominator:
Basic weighted average shares	59,465	58,969	59,384	58,896
Effect of:
Employee stock options	—	33	—	27

Diluted weighted average shares	59,465	59,002	59,384	58,923

Basic and Diluted EPS:
(Loss) income per share from continuing operations	$(0.20)	$0.02	$(0.43)	$0.06
Income per share from discontinued operations, net of income taxes	—	0.01	—	0.01

Net (loss) income per share	$(0.20)	$0.03	$(0.43)	$0.07

(1)	The undistributed income allocated to participating securities was less than $0.1 million. The Company’s outstanding unvested restricted shares contain non-forfeitable rights to dividends. Accordingly, the weighted average share balances treat the unvested restricted shares as participating securities and they are included in the computation of EPS pursuant to the two-class method. Application of the two-class method had no impact on EPS for all periods presented.

The following table sets forth the potentially dilutive securities excluded from the computation because their effect would have been anti-dilutive:

	Three months ended May 31,		Six months ended May 31,
	2013	2012	2013	2012
	(In thousands)
4.0625% Convertible Subordinated Debentures (“4 1/16% Debentures”)	22,219	22,219	22,219	22,219
Employee stock options	703	956	703	956
Unvested restricted shares	1,095	1,081	1,163	998

Total potentially dilutive securities	24,017	24,256	24,085	24,173

Note 3. Stock-Based Compensation

Total stock-based compensation expense by type of award for the second quarter and first half of fiscal 2013 and 2012 was as follows:

	Three months ended May 31,		Six months ended May 31,
	2013	2012	2013	2012
	(In millions)
Stock appreciation rights	$2.2	$0.1	$4.7	$0.4
Stock options	—	0.3	—	0.4
Restricted stock, service based	0.7	0.7	1.2	1.1
Restricted stock, performance based	0.2	0.2	0.4	0.3

Total stock-based compensation expense	$3.1	$1.3	$6.3	$2.2

Note 4. Income Taxes

The income tax provision for the first half of fiscal 2013 and 2012 was as follows:

	Six months ended May 31,
	2013	2012
	(In millions)
Federal current expense	$5.7	$2.4
State current expense	1.7	1.1
Net deferred expense	1.6	2.1
Benefit of research credits	(2.0)	—

Total income tax provision	$7.0	$5.6

A valuation allowance has been recorded to offset a substantial portion of the Company’s net deferred tax assets at May 31, 2013 and November 30, 2012 to reflect the uncertainty of realization (see discussion below). As of November 30, 2012, the valuation allowance was $288.1 million. Deferred tax assets and liabilities arise due to temporary differences in the basis of assets and liabilities between financial statement accounting and income tax based accounting. Changes in these temporary differences cause an increase or decrease to income taxes payable; however, net deferred tax balances do not change in direct proportion to the changes in the income tax payable due to the valuation allowance. This causes income tax expense to be higher than the expected federal statutory rate of 35%.

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

The Rocketdyne Business acquisition could not be considered in the evaluation of the deferred tax asset valuation allowance prior to June 14, 2013 (closing date of the Acquisition). In the evaluation as of May 31, 2013, management has considered all available evidence, both positive and negative, including the following:

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

As of May 31, 2013, the weight of the negative evidence, principally associated with the above uncertainties, outweighed the recent historical positive evidence regarding the likelihood that a substantial portion of the net deferred tax assets was realizable.

Depending on the Company’s ability to continue to generate taxable income, and the resolution of the above uncertainties favorably, it is likely that the valuation allowance could be released during fiscal 2013, which would materially and favorably affect the Company’s results of operations in the period of the reversal. Management will continue to evaluate the ability to realize the Company’s net deferred tax assets and the related valuation allowance, including the impact of the Company’s recent acquisition of the Rocketdyne Business, on a quarterly basis.

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

	Total	Fair value measurement at May 31, 2013
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In millions)
Money market funds	$612.2	$612.2	$—	$—

	Total	Fair value measurement at November 30, 2012
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In millions)
Money market funds	$166.0	$166.0	$—	$—

As of May 31, 2013, a summary of cash and cash equivalents and the grantor trust by investment type is as follows:

	Total	Cash and Cash Equivalents	Money Market Funds
	(In millions)
Cash and cash equivalents	$134.6	$5.4	$129.2
Restricted cash(1)	470.0	—	470.0
Grantor trust (included as a component of other current and noncurrent assets)	13.0	—	13.0

	$617.6	$5.4	$612.2

(1)

As of May 31, 2013, the Company designated $470.0 million as restricted cash related to the cash collateralization of the 7.125% Second-Priority Senior Secured Notes due 2021 (the “7 1/8% Notes”) issued in January 2013 and related interest costs. See Note 6 for additional information.

The carrying amounts of certain of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, accrued compensation, and other accrued liabilities, approximate fair value because of their short maturities.

The estimated fair value and principal amount for the Company’s outstanding debt is presented below:

	Fair Value		Principal Amount
	May 31, 2013	November 30, 2012	May 31, 2013	November 30, 2012
	(In millions)
Term loan	$46.3	$47.5	$46.3	$47.5
7 1/8% Notes	489.9	—	460.0	—
4 1/16% Debentures	318.5	246.0	200.0	200.0
Other debt	1.1	1.2	1.1	1.2

	$855.8	$294.7	$707.4	$248.7

The fair values of the 7 1/8% Notes and 4 1/16% Debentures were determined using broker quotes that are based on open markets of the Company’s debt securities as of May 31, 2013 and November 30, 2012 (both Level 2 securities). The fair value of the term loan and other debt was determined to approximate carrying value.

b. Accounts Receivable

	May 31, 2013	November 30, 2012
	(In millions)
Billed	$74.1	$49.4
Unbilled	67.2	62.0

Total receivables under long-term contracts	141.3	111.4
Other receivables	0.7	0.1

Accounts receivable	$142.0	$111.5

c. Inventories

	May 31, 2013	November 30, 2012
	(In millions)
Long-term contracts at average cost	$267.4	$256.4
Progress payments	(208.5)	(209.9)

Total long-term contract inventories	58.9	46.5
Work in progress	0.3	0.4

Total other inventories	0.3	0.4

Inventories	$59.2	$46.9

d. Property, Plant and Equipment, net

	May 31, 2013	November 30, 2012
	(In millions)
Land	$29.6	$29.6
Buildings and improvements	159.8	158.5
Machinery and equipment	348.0	343.5
Construction-in-progress including capitalized enterprise resource planning expenditures of $40.4 million and $23.4 million as of May 31, 2013 and November 30, 2012, respectively	52.2	36.9

	589.6	568.5
Less: accumulated depreciation	(433.7)	(424.6)

Property, plant and equipment, net	$155.9	$143.9

e. Other Noncurrent Assets, net

	May 31, 2013	November 30, 2012
	(In millions)
Deferred financing costs	$19.8	$7.0
Recoverable from the U.S. government for conditional asset retirement obligations	14.6	13.8
Grantor trust	11.8	12.1
Other	16.3	18.2

Other noncurrent assets, net	$62.5	$51.1

f. Other Current Liabilities

	May 31, 2013	November 30, 2012
	(In millions)
Accrued compensation and employee benefits	$57.9	$49.6
Interest payable	13.0	6.3
Contract loss provisions	5.0	5.7
Legal settlements	2.6	7.0
Other	47.8	34.7

Other current liabilities	$126.3	$103.3

g. Other Noncurrent Liabilities

	May 31, 2013	November 30, 2012
	(In millions)
Conditional asset retirement obligations	$21.4	$20.8
Pension benefits, non-qualified	18.7	18.9
Deferred compensation	9.1	8.4
Deferred revenue	8.3	8.6
Legal settlements	0.3	2.3
Other	9.6	9.5

Other noncurrent liabilities	$67.4	$68.5

h. Accumulated Other Comprehensive Loss, Net of Income Taxes

	May 31, 2013	November 30, 2012
	(In millions)
Actuarial losses, net	$(444.8)	$(491.0)
Prior service credits	4.3	4.7

Accumulated other comprehensive loss, net of income taxes	$(440.5)	$(486.3)

Note 6. Long-term Debt

	May 31, 2013	November 30, 2012
	(In millions)
Term loan, bearing interest at variable rates (rate of 3.70% as of May 31, 2013), payable in quarterly installments of $0.6 million plus interest, maturing in November 2016	$46.3	$47.5

Total senior debt	46.3	47.5

Senior secured notes, bearing interest at 7.125% per annum, interest payments due in March and September, maturing in March 2021	460.0	—

Total senior secured notes	460.0	—

Convertible subordinated debentures, bearing interest at 2.25% per annum, interest payments due in May and November, maturing in November 2024	0.2	0.2
Convertible subordinated debentures, bearing interest at 4.0625% per annum, interest payments due in June and December, maturing in December 2034	200.0	200.0

Total convertible subordinated notes	200.2	200.2

Capital lease, payable in monthly installments, maturing in March 2017	0.9	1.0

Total other debt	0.9	1.0

Total debt	707.4	248.7
Less: Amounts due within one year	(2.8)	(2.7)

Total long-term debt	$704.6	$246.0

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

In connection with the consummation of the Acquisition, GenCorp added Pratt & Whitney Rocketdyne, Inc. (“PWR”), Arde, Inc. (“Arde”) and Arde-Barinco, Inc. (“Arde-Barinco”) as subsidiary guarantors under its senior credit facility pursuant to that certain Joinder Agreement, dated as of June 14, 2013, by and among PWR, Arde, Arde-Barinco, GenCorp and Wells Fargo Bank, National Association, as administrative agent. In connection with the consummation of the Acquisition, the name of Aerojet-General Corporation was changed to Aerojet Rocketdyne, Inc.

The Senior Credit Facility, as amended, provides for credit of up to $300.0 million in aggregate principal amount of senior secured financing, consisting of:

•	a 5-year $50.0 million term loan facility;

•	a 5-year $150.0 million revolving credit facility;

•	a committed delayed draw term loan facility of $50.0 million under which the Company is entitled to draw, subject to certain conditions, up through August 9, 2013; and

•

an incremental uncommitted facility under which the Company is entitled to incur, subject to certain conditions, up to $50.0 million of additional borrowings under the term loan facility and/or increases under the revolving credit facility.

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

As of May 31, 2013, the Company had $44.8 million outstanding letters of credit under the $100.0 million subfacility for standby letters of credit and had $46.3 million outstanding under the term loan facility.

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

Aerojet, PWR, Arde and Arde-Barinco guarantee the payment obligations under the Senior Credit Facility. All obligations under the Senior Credit Facility are further secured by (i) all equity interests owned or held by the loan parties, including interests in the Company’s Easton subsidiary and 66% of the voting stock (and 100% of the non-voting stock) of all present and future first-tier foreign subsidiaries of the loan parties; (ii) substantially all of the tangible and intangible personal property and assets of the loan parties; and (iii) certain real property owned by the loan parties located in Orange, Virginia and Redmond, Washington. Except for certain real property located in Canoga Park, California acquired in connection with the consummation of the Acquisition, the Company’s real property located in California, including the real estate holdings of Easton, are excluded from collateralization under the Senior Credit Facility.

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

Financial Covenant	Actual Ratios as of May 31, 2013	Required Ratios
Interest coverage ratio, as defined under the Senior Credit Facility	4.11 to 1.00	Not less than: 2.4 to 1.00
Leverage ratio, as defined under the Senior Credit Facility	1.21 to 1.00	Not greater than: 3.5 to 1.00

The Company was in compliance with its financial and non-financial covenants as of May 31, 2013.

7.125% Second-Priority Senior Secured Notes

On January 28, 2013, the Company issued $460.0 million in aggregate principal amount of its 7 1/8% Notes. The 7 1/8% Notes were sold to qualified institutional buyers in accordance with Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”) and outside the U.S. in accordance with Regulation S under the Securities Act. The 7 1/8% Notes mature on March 15, 2021, subject to early redemption described below. The 7 1/8% Notes pay interest semi-annually in cash in arrears on March 15, and September 15, of each year, beginning on March 15, 2013.

The gross proceeds from the sale of the 7 1/8% Notes (after deducting underwriting discounts), plus an amount sufficient to fund a Special Mandatory Redemption (as defined below), including accrued interest on the 7 1/8% Notes, were deposited into escrow pending the consummation of the acquisition of the Rocketdyne Business pursuant to an escrow agreement (the “Escrow Agreement”) by and among the Company and U.S. Bank National Association, as trustee for the 7 1/8% Notes, as escrow agent and as bank and securities intermediary. Pursuant to the Escrow Agreement, the Company continued to deposit accrued interest on the 7 1/8% Notes on a monthly basis until the satisfaction of the conditions to release the proceeds from escrow. On June 14, 2013, the conditions to release the proceeds from escrow were satisfied and escrow funds were released in connection with the consummation of the Acquisition.

The 7 1/8% Notes are redeemable at the Company’s option, in whole or in part, at any time prior to March 15, 2016 at a price equal to 100% of the principal amount, plus any accrued and unpaid interest to the date of redemption, plus an applicable premium (as defined in the 7 1/8% Notes indenture). Thereafter, the Company may redeem the 7 1/8% Notes, at any time on or after March 15, 2016, at redemption prices (expressed as percentages of principal amount) set forth below plus accrued and unpaid interest and additional interest, if any, thereon, to the applicable redemption date, if redeemed during the twelve-month period beginning March 15 of the years indicated below:

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

The 7 1/8% Notes are guaranteed by Aerojet, PWR, Arde, and Arde-Barinco. As of June 14, 2013, the 7 1/8% Notes are fully and unconditionally guaranteed on a second-priority senior secured basis by each of the Company’s existing and future subsidiaries that guarantee its obligations under the Company’s existing Senior Credit Facility. As of June 14, 2013, the 7 1/8% Notes are secured on a second-priority basis by the assets (other than real property) that secure the Company’s and its guarantors’ obligations under the Senior Credit Facility, subject to certain exceptions and permitted liens.

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

In connection with the issuance of the 7 1/8% Notes, the Company entered into a registration rights agreement dated as of January 28, 2013 (the “Registration Rights Agreement”), by and among the Company, Aerojet, as guarantor, and Morgan Stanley & Co. LLC, Citigroup Global Markets Inc., Wells Fargo Securities, LLC and SunTrust Robinson Humphrey, Inc., as initial purchasers of the 7 1/8% Notes. Pursuant to the Registration Rights Agreement, the Company has agreed to: (i) file a registration statement within 180 days after January 28, 2013, with respect to an offer to exchange the 7 1/8% Notes for freely tradable notes that have substantially identical terms as the 7 1/8% Notes and are registered under the Securities Act; (ii) use reasonable best efforts to cause such registration statement to become effective within 270 days after January 28, 2013; (iii) use reasonable best efforts to consummate the exchange offer within 300 days after January 28, 2013; and (iv) file a shelf registration statement for the resale of the 7 1/8% Notes if the Company cannot effect an exchange offer within the time periods listed above and in certain other circumstances. If the Company does not comply with its registration obligations under the Registration Rights Agreement (each, a “Registration Default”), the annual interest rate on the 7 1/8% Notes will increase by 0.25% per annum and thereafter by an additional 0.25% per annum for any subsequent 90-day period during which a Registration Default continues, up to a maximum additional interest rate of 1.0% per annum. If the Company corrects the Registration Default, the interest rate on the 7 1/8% Notes will revert immediately to the original rate. In connection with the consummation of the Acquisition, PWR, Arde, and Arde-Barinco became guarantors under the Registration Rights Agreement.

The Company used the net proceeds of the 7 1/8% Notes offering to acquire the Rocketdyne Business, and to pay related fees and expenses.

2 1/4% Convertible Subordinated Debentures

As of May 31, 2013, the Company had $0.2 million outstanding principal amount of its 2 1/4% Debentures.

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

The Company may at any time redeem any 4 1/16% Debentures for cash (except as described below with respect to any make-whole premium that may be payable) if the last reported sales price of the Company’s common stock has been at least 150% of the conversion price then in effect for at least twenty (20) trading days during any thirty (30) consecutive trading day period ending within five (5) trading days prior to the date on which the Company provides the notice of redemption.

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

Each holder may require the Company to repurchase all or part of its 4 1/16% Debentures on December 31, 2014, 2019, 2024, 2029 and 2034 (each, an “optional repurchase date”) at an optional repurchase price equal to (1) 100% of their principal amount, plus (2) accrued and unpaid interest, if any, up to, but excluding, the date of repurchase. The Company may elect to pay the optional repurchase price in cash, shares of the Company’s common stock, or a combination of cash and shares of the Company’s common stock, at the Company’s option, subject to certain conditions.

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

Groundwater Litigation

In December 2011, Aerojet received notice of a lawsuit, Sun Ridge LLC, et al. v. Aerojet-General Corporation, et al., Case No. 34-2011-00114675, filed in Sacramento County Superior Court. The complaint, which also names McDonnell Douglas Corporation (now Boeing Corporation), was filed by owners of properties adjacent to the Aerojet property in Rancho Cordova, California and alleges damages attributable to contamination of groundwater including diminution of property value and increased costs associated with ensuring water supplies in connection with real estate development. That matter was dismissed without prejudice and the parties entered into settlement discussions. The parties participated in mediation in February 2013 and negotiations are continuing. A further mediation is scheduled for early July 2013.

Asbestos Litigation

The Company has been, and continues to be, named as a defendant in lawsuits alleging personal injury or death due to exposure to asbestos in building materials, products, or in manufacturing operations. The majority of cases are pending in Texas and Pennsylvania. There were 135 asbestos cases pending as of May 31, 2013.

Given the lack of any significant consistency to claims (i.e., as to product, operational site, or other relevant assertions) filed against the Company, the Company is unable to make a reasonable estimate of the future costs of pending claims or unasserted claims. Accordingly, no estimate of future liability has been accrued.

In 2011, Aerojet received a letter demand from AMEC, plc, the successor entity to the 1981 purchaser of the business assets of Barnard & Burk, Inc., a former Aerojet subsidiary, for Aerojet to assume the defense of sixteen asbestos cases, involving 271 plaintiffs, pending in Louisiana, and reimbursement of over $1.7 million in past legal fees and expenses. AMEC is asserting that Aerojet retained those liabilities when it sold the Barnard & Burk assets and agreed to indemnify the purchaser therefor. Under the relevant purchase agreement, the purchaser assumed only certain, specified liabilities relating to the operation of Barnard & Burk before the sale, with Barnard & Burk retaining all unassumed pre-closing liabilities, and Aerojet agreed to indemnify the purchaser against unassumed liabilities that are asserted against it. Based on the information provided, Aerojet declined to accept the liability and requested additional information from AMEC pertaining to the basis of the demand. On April 3, 2013, AMEC filed a complaint for breach of contract against Aerojet in Sacramento County Superior Court, AMEC Construction Management, Inc. v. Aerojet-General Corporation, Case No. 342013001424718. Although AMEC served the complaint on Aerojet, Aerojet was granted an open extension of time in which to file a response in order to facilitate additional sharing of information and potential settlement negotiations. No estimate of liability has been accrued for this matter as of May 31, 2013.

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

As of May 31, 2013, the aggregate range of these anticipated environmental costs was $181.5 million to $313.9 million and the accrued amount was $181.5 million. See Note 7(c) for a summary of the environmental reserve activity. Of these accrued liabilities, approximately 95% relates to the Company’s U.S. government contracting business and a portion of this liability is recoverable. The significant environmental sites are discussed below. The balance of the accrued liabilities relates to other sites for which the Company’s obligations are probable and estimable.

Sacramento, California Site

In 1989, a federal district court in California approved a Partial Consent Decree (“PCD”) requiring Aerojet, among other things, to conduct a Remedial Investigation and Feasibility Study (“RI/FS”) to determine the nature and extent of impacts due to the release of chemicals from the Sacramento, California site, monitor the American River and offsite public water supply wells, operate Groundwater Extraction and Treatment facilities (“GETs”) that collect groundwater at the site perimeter, and pay certain government oversight costs. The primary chemicals of concern for both on-site and off-site groundwater are trichloroethylene (“TCE”), perchlorate, and n-nitrosodimethylamine (“NDMA”). The PCD has been revised several times, most recently in 2002. The 2002 PCD revision (a) separated the Sacramento site into multiple operable units to allow quicker implementation of remedy for critical areas; (b) required the Company to guarantee up to $75 million (in addition to a prior $20 million guarantee) to assure that Aerojet’s Sacramento remediation activities are fully funded; and (c) removed approximately 2,600 acres of non-contaminated land from the EPA superfund designation.

Aerojet is involved in various stages of soil and groundwater investigation, remedy selection, design, and remedy construction associated with the operable units. In 2002, the EPA issued a Unilateral Administrative Order (“UAO”) requiring Aerojet to implement the EPA-approved remedial action in the Western Groundwater Operable Unit. An identical order was issued by the California Regional Water Quality Control Board, Central Valley (“Central Valley RWQCB”). On July 7, 2011, the EPA issued Aerojet its Approval of Remedial Action Construction Completion Report for Western Groundwater Operable Unit and its Determination of Remedy as Operational and Functional. On September 20, 2011, the EPA issued two UAOs to Aerojet to complete a remedial design and implement remedial action for the Perimeter Groundwater Operable Unit. One UAO addresses groundwater and the other addresses soils within the Perimeter Groundwater Operable Unit. Issuance of the UAOs is the next step in the superfund process for the Perimeter Groundwater Operable Unit. Aerojet submitted a final Remedial Investigation Report for the Boundary Operable Unit in 2010 and a revised Feasibility Study for the Boundary Operable Unit in 2012. A draft Remedial Investigation Report for the Island Operable Unit was submitted in January 2013. The remaining operable units are under various stages of investigation.

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

As of May 31, 2013, the estimated range of anticipated costs discussed above for the Sacramento, California site was $134.6 million to $216.1 million and the accrued amount was $134.6 million included as a component of the Company’s environmental reserves. Expenditures associated with this matter are partially recoverable. See Note 7(c) below for further discussion on recoverability.

Baldwin Park Operable Unit (“BPOU”)

As a result of its former Azusa, California operations, in 1994 Aerojet was named a PRP by the EPA in the area of the San Gabriel Valley Basin superfund site known as the BPOU. Between 1995 and 1997, the EPA issued Special Notice Letters to Aerojet and eighteen other companies requesting that they implement a groundwater remedy. On June 30, 2000, the EPA issued a UAO ordering the PRPs to implement a remedy consistent with the 1994 record of decision. Aerojet, along with seven other PRPs (“the Cooperating Respondents”) signed a Project Agreement in late March 2002 with the San Gabriel Basin Water Quality Authority, the Main San Gabriel Basin Watermaster, and five water companies. The Project Agreement, which has a term of fifteen years, became effective May 9, 2002 and will terminate in May 2017. It is uncertain as to what remedial actions will be required beyond 2017. However, the Project Agreement stipulates that the parties agree to negotiate in good faith in an effort to reach agreement as to the terms and conditions of an extension of the term in the event that a Final Record of Decision anticipates, or any of the parties desire, the continued operation of all or a substantial portion of the project facilities. Pursuant to the Project Agreement, the Cooperating

Respondents fund through an escrow account the capital, operational, maintenance, and administrative costs of certain treatment and water distribution facilities to be owned and operated by the water companies. There are also provisions in the Project Agreement for maintaining financial assurance.

Aerojet and the other Cooperating Respondents entered into an interim allocation agreement that establishes the interim payment obligations of the Cooperating Respondents for the costs incurred pursuant to the Project Agreement. Under the interim allocation, Aerojet is responsible for approximately two-thirds of all project costs, including government oversight costs. All project costs are subject to reallocation among the Cooperating Respondents. Since entering into the Project Agreement, two of the cooperating respondents, Huffy Corporation (“Huffy”) and Fairchild Corporation (“Fairchild”), have filed for bankruptcy. Aerojet and the other cooperating respondents have assumed Fairchild’s financial obligations while only the non-Aerojet cooperating respondents have assumed Huffy’s obligations. Prior to filing for bankruptcy, Fairchild filed suit against the other Cooperating Respondents, but there has been little action in that litigation to date. The interim allocation agreement expired, but until recently all Cooperating Respondents were paying in accordance with their interim allocations.

On June 24, 2010, Aerojet filed a complaint against Chubb Custom Insurance Company in Los Angeles County Superior Court, Aerojet-General Corporation v. Chubb Custom Insurance Company Case No. BC440284, seeking declaratory relief and damages regarding Chubb’s failure to pay certain project modification costs and failure to issue an endorsement to add other water sources that may require treatment as required under insurance policies issued to Aerojet and the other Cooperating Respondents. Aerojet agreed to dismiss the case without prejudice and a settlement was reached. The Fairchild Bankruptcy Court must approve the settlement before it becomes effective. A hearing is likely to be scheduled for August or September 2013.

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

As of May 31, 2013, the estimated range of anticipated costs through the term of the Project Agreement for the BPOU site, which expires in 2017, was $28.6 million to $60.0 million and the accrued amount was $28.6 million included as a component of the Company’s environmental reserves. As the Company is unable to reasonably estimate the costs and expenses of this matter after the expiration of the Project Agreement, no reserve has been accrued for this matter for the period after such expiration. Expenditures associated with this matter are partially recoverable. See Note 7(c) below for further discussion on recoverability.

Toledo, Ohio Site

The Company previously manufactured products for the automotive industry at a Toledo, Ohio site, which was adjacent to the Ottawa River. This facility was divested in 1990 and the Company indemnified the buyer for claims and liabilities arising out of certain pre-divestiture environmental matters. In August 2007, the Company, along with numerous other companies, received from the United States Department of Interior Fish and Wildlife Service a notice of a Natural Resource Damage (“NRD”) Assessment Plan for the Ottawa River and Northern Maumee Bay. A group of PRPs, including the Company, was formed to respond to the NRD assessment and to pursue funding from the Great Lakes Legacy Act for primary restoration. The restoration project performed by the group consisted of river dredging and land-filling river sediments with a total project cost in the range of approximately $47 million to $49 million, one half of which was funded through the Great Lakes Legacy Act and the net project costs to the PRP group was estimated at $23.5 million to $24.5 million. The dredging of the river that began in December 2009 has been completed. In February 2011, the parties reached an agreement on allocation. As of May 31, 2013, the estimated range of the Company’s share of anticipated costs for the NRD matter was $0.1 million to $0.5 million. None of the expenditures related to this matter are recoverable. Still unresolved at this time is the actual NRD Assessment itself. Negotiations with the State and Federal Trustees are ongoing.

In 2008, Textileather, the current owner of the former Toledo, Ohio site, filed a lawsuit against the Company claiming, among other things, that the Company failed to indemnify and defend Textileather for certain contractual environmental obligations. A second suit related to past and future RCRA closure costs was filed in late 2009. On May 5, 2010, the District Court granted the Company’s Motion for Summary Judgment, thereby dismissing the claims in the initial action. Textileather appealed to the Sixth Circuit Court of Appeals. On September 11, 2012, the Court of Appeals affirmed the District Court’s decision with respect to Textileather’s CERCLA cost recovery claims, but reversed the decision to dismiss its breach of contract claims. The case was remanded to the District Court for further proceedings consistent with the opinion of the Court of Appeals. On May 31, 2013, the parties entered into a tentative settlement resolving the dispute for a release for all non-PCB related environmental issues for $4.3 million to be paid in two payments in 2013. The Company has a reserve of $4.8 million for the settlement and PCB related environmental issues as of May 31, 2013.

c. Environmental Reserves and Estimated Recoveries

Environmental Reserves

The Company reviews on a quarterly basis estimated future remediation costs and has an established practice of estimating environmental remediation costs over a fifteen-year period, except for those environmental remediation costs with a specific contractual term. Environmental liabilities at the BPOU site are estimated through the term of the Project Agreement, which expires in 2017. As the period for which estimated environmental remediation costs increases, the reliability of such estimates decreases. These estimates consider the investigative work and analysis of engineers, outside environmental consultants, and the advice of legal staff regarding the status and anticipated results of various administrative and legal proceedings. In most cases, only a range of reasonably possible costs can be estimated. In establishing the Company’s reserves, the most probable estimate is used when determinable; otherwise, the minimum amount is used when no single amount in the range is more probable. Accordingly, such estimates can change as the Company periodically evaluates and revises these estimates as new information becomes available. The Company cannot predict whether new information gained as projects progress will affect the estimated liability accrued. The timing of payment for estimated future environmental costs is influenced by a number of factors such as the regulatory approval process, and the time required to design, construct, and implement the remedy.

A summary of the Company’s environmental reserve activity is shown below:

	Aerojet - Sacramento	Aerojet - BPOU	Other Aerojet Sites	Total Aerojet	Other	Total Environmental Reserve
	(In millions)
November 30, 2012	$140.5	$31.2	$10.8	$182.5	$7.0	$189.5
Adjustments	3.2	(0.3)	(0.7)	2.2	2.9	5.1
Expenditures	(9.1)	(2.3)	(1.4)	(12.8)	(0.3)	(13.1)

May 31, 2013	$134.6	$28.6	$8.7	$171.9	$9.6	$181.5

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

As part of the acquisition of the Atlantic Research Corporation (“ARC”) propulsion business in 2003, Aerojet entered into an agreement with ARC pursuant to which Aerojet is responsible for up to $20.0 million of costs (“Pre-Close Environmental Costs”) associated with environmental issues that arose prior to Aerojet’s acquisition of the ARC propulsion business. Pursuant to a separate agreement with the U.S. government which was entered into prior to the completion of the ARC acquisition, these costs are recovered through the establishment of prices for Aerojet’s products and services sold to the U.S. government. A summary of the Pre-Close Environmental Costs is shown below (in millions):

Pre-Close Environmental Costs	$20.0
Amount spent through May 31, 2013	(14.9)
Amount included as a component of reserves for environmental remediation costs in the unaudited condensed consolidated balance sheet as of May 31, 2013	(3.5)

Remaining Pre-Close Environmental Costs	$1.6

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

The Rocketdyne Business acquisition could not be considered in the evaluation of the forecasted business volume under U.S. government contracts and programs prior to June 14, 2013 (the closing date of the Acquisition). Accordingly, since the acquisition of the Rocketdyne Business closed in the third quarter of fiscal 2013, the prospective mix of contracts may affect the actual reimbursement made by the U.S. government. The Company has requested approval from the U. S. government to allocate Global Settlement environmental costs to the newly acquired business. If approval from the U.S. government is received, this change may materially and favorably affect the Company’s results of operations in the period received along with future periods.

Pursuant to the Northrop Agreement, environmental expenditures to be reimbursed are subject to annual limitations and the total reimbursements are limited to a ceiling of $189.7 million. A summary of the Northrop Agreement activity is shown below (in millions):

Total reimbursable costs under the Northrop Agreement	$189.7
Amount reimbursed to the Company through May 31, 2013	(98.2)

Potential future cost reimbursements available(1)	91.5
Long-term receivable from Northrop in excess of the annual limitation included in the unaudited condensed consolidated balance sheet as of May 31, 2013	(69.5)
Amounts recoverable from Northrop in future periods included as a component of recoverable from the U.S. government and other third parties for environmental remediation costs in the unaudited condensed consolidated balance sheet as of May 31, 2013	(22.0)

Potential future recoverable amounts available under the Northrop Agreement	$—

(1)	Includes the short-term receivable from Northrop of $6.0 million as of May 31, 2013.

The Company’s applicable cost estimates reached the cumulative limitation under the Northrop Agreement during the third quarter of fiscal 2010. The Company has expensed $19.4 million of environmental remediation provision adjustments above the cumulative limitation under the Northrop Agreement through May 31, 2013. Accordingly, subsequent to the third quarter of fiscal 2010, the Company has incurred a higher percentage of expense related to additions to the Sacramento site and BPOU site environmental reserve until an arrangement is reached with the U.S. government. While the Company is currently seeking an arrangement with the U.S. government to recover environmental expenditures in excess of the reimbursement ceiling identified in the Northrop Agreement, there can be no assurances that such a recovery will be obtained, or if not obtained, that such unreimbursed environmental expenditures will not have a materially adverse effect on the Company’s operating results, financial condition, and/or cash flows.

Environmental reserves and estimated recoveries impact to unaudited condensed consolidated statements of operations

The expenses associated with adjustments to the environmental reserves are recorded as a component of other expense, net in the unaudited condensed consolidated statements of operations. Summarized financial information for the impact of environmental reserves and recoveries to the unaudited condensed consolidated statements of operations is set forth below:

	Three months ended May 31,		Six months ended May 31,
	2013	2012	2013	2012
	(In millions)
Estimated recoverable amounts under U.S. government contracts	$2.7	$4.4	$1.6	$5.3
Charge to unaudited condensed consolidated statement of operations	4.0	2.0	3.5	2.5

Total environmental reserve additions	$6.7	$6.4	$5.1	$7.8

Note 8. Redeemable Common Stock

The Company inadvertently failed to register with the SEC the issuance of certain of its common shares in its defined contribution 401(k) employee benefit plan (the “Plan”). As a result, certain Plan participants who purchased such securities pursuant to the Plan may have the right to rescind certain of their purchases for consideration equal to the purchase price paid for the securities (or if such security has been sold, to receive consideration with respect to any loss incurred on such sale) plus interest from the date of purchase. As of May 31, 2013 and November 30, 2012, the Company has classified 0.2 million and 0.4 million shares, respectively, as redeemable common stock because the redemption features are not within the control of the Company. The Company may also be subject to civil and other penalties by regulatory authorities as a result of the failure to register these shares. These shares have always been treated as outstanding for financial reporting purposes. In June 2008, the Company filed a registration statement on Form S-8 to register future transactions in the GenCorp Stock Fund in the Plan. During the first half of fiscal 2013 and 2012, the Company recorded ($0.1) million and $0.4 million, respectively, for realized (gains)/losses and interest associated with this matter.

Note 9. Arrangements with Off-Balance Sheet Risk

As of May 31, 2013, arrangements with off-balance sheet risk consisted of:

•

$44.8 million in outstanding commercial letters of credit expiring within the next twelve months, the majority of which may be renewed, primarily to collateralize obligations for environmental remediation and insurance coverage.

•	$39.4 million in outstanding surety bonds to satisfy indemnification obligations for environmental remediation coverage.

•	Up to $120.0 million aggregate in guarantees by GenCorp of Aerojet’s obligations to U.S. government agencies for environmental remediation activities (see Note 7(b) for additional information).

•	Guarantees, joint and several, by the Company’s material domestic subsidiaries of its obligations under its Senior Credit Facility and 7 1/8% Notes.

In addition to the items discussed above, the Company has and will from time to time enter into certain types of contracts that require the Company to indemnify parties against potential third-party and other claims. These contracts primarily relate to: (i) divestiture agreements, under which the Company may provide customary indemnification to purchasers of its businesses or assets including, for example, claims arising from the operation of the businesses prior to disposition, and liability to investigate and remediate environmental contamination existing prior to disposition; (ii) certain real estate leases, under which the Company may be required to indemnify property owners for claims arising from the use of the applicable premises; and (iii) certain agreements with officers and directors, under which the Company may be required to indemnify such persons for liabilities arising out of their relationship with the Company. The terms of such obligations vary. Generally, a maximum obligation is not explicitly stated.

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

Further, with the Office of Federal Procurement Policy issuance of the final rule harmonizing Cost Accounting Standard (“CAS”) 412, Composition and Measurement of Pension Cost, and CAS 413, Adjustment and Allocation of Pension Cost, with the Pension Protection Act (the “PPA”), the Company will recover portions of any required pension funding through its government contracts. Approximately 84% of the Company’s unfunded pension benefit obligation for its tax-qualified pension plan as of November 30, 2012 is related to its government contracting business segment, Aerojet. Accordingly, the Company believes a significant portion of any future contributions to its tax-qualified defined benefit pension plan would be recoverable through its government contracts.

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

Components of retirement benefit expense are:

	Pension Benefits		Postretirement Benefits
	Three months ended
	May 31, 2013	May 31, 2012	May 31, 2013	May 31, 2012
	(In millions)
Service cost	$1.4	$1.1	$0.1	$0.1
Interest cost on benefit obligation	15.2	18.4	0.6	0.7
Assumed return on plan assets	(24.1)	(24.8)	—	—
Amortization of prior service credits	—	—	(0.2)	—
Recognized net actuarial losses (gains)	23.7	15.5	(0.6)	(0.7)

Retirement benefit expense (income)	$16.2	$10.2	$(0.1)	$0.1

	Pension Benefits		Postretirement Benefits
	Six months ended
	May 31, 2013	May 31, 2012	May 31, 2013	May 31, 2012
	(In millions)
Service cost	$2.7	$2.2	$0.1	$0.1
Interest cost on benefit obligation	30.4	36.8	1.2	1.5
Assumed return on plan assets	(48.2)	(49.6)	—	—
Amortization of prior service credits	—	—	(0.4)	—
Recognized net actuarial losses (gains)	47.3	31.0	(1.1)	(1.5)

Retirement benefit expense (income)	$32.2	$20.4	$(0.2)	$0.1

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

	Three months ended May 31,		Six months ended May 31,
	2013	2012	2013	2012
	(In millions)
Net sales	$—	$—	$—	$—
Income before income taxes	—	0.3	(0.1)	0.3
Income tax (provision) benefit	(0.1)	0.1	0.1	0.1
Net (loss) income from discontinued operations	(0.1)	0.4	—	0.4

Note 12. Operating Segments and Related Disclosures

The Company’s operations are organized into two operating segments based on different products and customer bases: Aerospace and Defense, and Real Estate.

The Company evaluates its operating segments based on several factors, of which the primary financial measure is segment performance. Segment performance represents net sales from continuing operations less applicable costs, expenses and provisions for unusual items relating to the segment operations. Segment performance excludes corporate income and expenses, provisions for unusual items not related to the segment operations, interest expense, interest income, and income taxes.

Customers that represented more than 10% of net sales for the periods presented are as follows:

	Three months ended May 31,		Six months ended May 31,
	2013	2012	2013	2012
Raytheon	42%	37%	43%	36%
Lockheed Martin	31%	32%	31%	30%
United Launch Alliance	12%	*	*	*

*	Less than 10%.

Sales during the three months ended May 31, 2013 directly and indirectly to the U.S. government and its agencies, including sales to the Company’s significant customers discussed above, totaled 95% of net sales. Sales during the six months ended May 31, 2013 directly and indirectly to the U.S. government and its agencies, including sales to the Company’s significant customers discussed above, totaled 96% of net sales. Sales during the three and six months ended May 31, 2012 directly and indirectly to the U.S. government and its agencies, including sales to the Company’s significant customers discussed above, totaled 95% of net sales for both periods. The Standard Missile program, which is included in the U.S. government sales, represented 32% and 23% of net sales for the first half of fiscal 2013 and 2012, respectively.

Selected financial information for each reportable segment is as follows:

	Three months ended May 31,		Six months ended May 31,
	2013	2012	2013	2012
	(In millions)
Net Sales:
Aerospace and Defense	$285.4	$247.7	$527.7	$448.0
Real Estate	1.2	2.2	2.6	3.8

Total Net Sales	$286.6	$249.9	$530.3	$451.8

Segment Performance:
Aerospace and Defense	$36.4	$27.6	$65.6	$52.5
Environmental remediation provision adjustments	(1.2)	(2.3)	(0.6)	(2.8)
Retirement benefit plan expense	(10.8)	(4.7)	(21.5)	(9.4)
Unusual items (see Note 13)	(1.7)	(0.2)	(1.6)	(0.4)

Aerospace and Defense Total	22.7	20.4	41.9	39.9
Real Estate	1.0	0.9	2.0	2.0

Total Segment Performance	$23.7	$21.3	$43.9	$41.9

Reconciliation of segment performance to (loss) income from continuing operations before income taxes:
Segment performance	$23.7	$21.3	$43.9	$41.9
Interest expense	(12.6)	(5.8)	(23.8)	(11.8)
Interest income	0.1	0.1	0.2	0.3
Stock-based compensation expense	(3.1)	(1.3)	(6.3)	(2.2)
Corporate retirement benefit plan expense	(5.3)	(5.6)	(10.5)	(11.1)
Corporate and other	(7.8)	(3.7)	(11.7)	(7.4)
Unusual items (see Note 13)	(4.6)	(0.4)	(10.6)	(0.4)

(Loss) income from continuing operations before income taxes	$(9.6)	$4.6	$(18.8)	$9.3

Note 13. Unusual Items

Total unusual items expense, a component of other expense, net in the unaudited condensed consolidated statements of operations, for the second quarter and first half of fiscal 2013 and 2012 was as follows:

	Three months ended May 31,		Six months ended May 31,
	2013	2012	2013	2012
	(In millions)
Unusual items
Legal related matters	$(0.1)	$0.2	$0.4	$0.4
9 1/2% Senior Subordinated Notes (“9 1/2% Notes”) redemption	—	0.4	—	0.4
Rocketdyne Business acquisition related costs(1)	6.4	—	11.8	—

	$6.3	$0.6	$12.2	$0.8

(1)	Includes a benefit of $4.0 million and $3.6 million for the three and six months ended May 31, 2013, respectively, related to the Company not being required to divest the LDACS program (see Note 14).

During the first quarter of fiscal 2013, the Company recorded a charge of $0.5 million related to a legal settlement.

During the first half of fiscal 2013 and 2012, the Company recorded ($0.1) million and $0.4 million, respectively, for realized (gains) losses and interest associated with the failure to register with the SEC the issuance of certain of the Company’s common shares under the defined contribution 401(k) employee benefit plan.

During the second quarter of fiscal 2012, the Company redeemed $75.0 million of its 9 1/2% Notes at a redemption price of 100% of the principal amount. The redemption resulted in a charge of $0.4 million associated with the write-off of the 9 1/2% Notes deferred financing costs.

The Company incurred expenses of $11.8 million, including internal labor costs of $1.1 million, related to the Rocketdyne Business acquisition in the first half of fiscal 2013.

Note 14. Assets Held for Sale

As of November 30, 2012, the Company classified its LDACS program as assets held for sale, as at that time the Company expected that it would be required to divest the LDACS product line in order to consummate the Acquisition. For operating segment reporting, the LDACS program has been reported as a part of the Aerospace and Defense segment. The components of assets and liabilities held for sale in the unaudited condensed consolidated balance sheet as of November 30, 2012 were as follows:

Accounts receivable	$3.5
Equipment	0.1
Estimated costs to divest	(3.6)

Assets held for sale	$—

Accounts payable	$0.1
Other liabilities	1.0

Liabilities held for sale	$1.1

As of May 31, 2013, the Company believed that it would not be required to divest the LDACS product line in order to consummate the Acquisition based on conversations with the FTC. On June 10, 2013, the FTC announced that it closed its investigation into the Acquisition under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and the Company was not required to divest its LDACS business. The Company expensed $3.6 million, recorded as part of unusual items, in fiscal 2012 for the estimated costs to divest the LDACS program. The Company recorded a benefit of $3.6 million, as part of unusual items, in the first half of fiscal 2013 as the Company believed that the FTC would not require the divestiture of the LDACS program.

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

Aerospace and Defense — includes the operations of Aerojet-General Corporation (“Aerojet”) which develops and manufactures propulsion systems for defense and space applications, and armaments for precision tactical and long range weapon systems applications. In connection with the consummation of the Acquisition (as defined below), the name of Aerojet-General Corporation was changed to Aerojet Rocketdyne, Inc. Primary customers served include major prime contractors to the United States (“U.S.”) government, the Department of Defense (“DoD”), and the National Aeronautics and Space Administration (“NASA”).

Real Estate — includes the activities of our wholly-owned subsidiary Easton Development Company, LLC (“Easton”) related to the re-zoning, entitlement, sale, and leasing of our excess real estate assets. We own approximately 11,900 acres of land adjacent to U.S. Highway 50 between Rancho Cordova and Folsom, California east of Sacramento (“Sacramento Land”). We are currently in the process of seeking zoning changes and other governmental approvals on a portion of the Sacramento Land to optimize its value.

A summary of the significant financial highlights for the second quarter of fiscal 2013 which management uses to evaluate our operating performance and financial condition is presented below.

•	Net sales for the second quarter of fiscal 2013 totaled $286.6 million compared to $249.9 million for the second quarter of fiscal 2012.

•

Net loss for the second quarter of fiscal 2013 was $11.8 million, or $0.20 loss per share, compared to net income of $1.7 million, or $0.03 diluted income per share, for the second quarter of fiscal 2012.

•

Adjusted EBITDAP (Non-GAAP measure) for the second quarter of fiscal 2013 was $30.6 million or 10.7% of net sales, compared to $26.7 million or 10.7% of net sales, for the second quarter of fiscal 2012.

•

Segment performance (Non-GAAP measure) before environmental remediation provision adjustments, retirement benefit plan expense, and unusual items was $37.4 million for the second quarter of fiscal 2013, compared to $28.5 million for the second quarter of fiscal 2012.

•	Cash provided by operating activities in the second quarter of fiscal 2013 totaled $12.0 million, compared to $29.3 million in the second quarter of fiscal 2012.

•	Free cash flow (Non-GAAP measure) in the second quarter of fiscal 2013 totaled ($0.6) million, compared to $23.6 million in the second quarter of fiscal 2012.

•	As of May 31, 2013, we had $102.8 million in net debt (Non-GAAP measure) compared to $99.8 million as of May 31, 2012. As of May 31, 2013, we had $707.4 million of debt principal outstanding.

We provide Non-GAAP measures as a supplement to financial results based on GAAP. A reconciliation of the Non-GAAP measures to the most directly comparable GAAP measures is presented later in this Management’s Discussion and Analysis under the heading “Operating Segment Information” and “Use of Non-GAAP Financial Measures.”

In July 2012, we signed a stock and asset purchase agreement (the “Original Purchase Agreement”) with United Technologies Corporation (“UTC”) to acquire the Pratt & Whitney Rocketdyne division (the “Rocketdyne Business”) from UTC for $550 million (the “Acquisition”). The Rocketdyne Business is the largest liquid rocket propulsion designer, developer, and manufacturer in the U.S. On June 10, 2013, the Federal Trade Commission (“FTC”) announced that it closed its investigation into the Acquisition under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. On June 12, 2013, we entered into an amended and restated stock and asset purchase agreement, (the “Amended and Restated Purchase Agreement”) with UTC, which amended and restated the

Original Purchase Agreement, as amended. On June 14, 2013, we completed the acquisition of substantially all of the Rocketdyne Business pursuant to the Amended and Restated Purchase Agreement. The aggregate consideration to UTC was $411 million, paid in cash, which represents the initial purchase price of $550 million reduced by $55 million relating to the expected future acquisition of UTC’s 50% ownership interest of RD Amross, LLC (a joint venture with NPO Energomash of Khimki, Russia which sells RD-180 engines to RD Amross), and the portion of the UTC business that markets and supports the sale of RD-180 engines. The acquisition of UTC’s 50% ownership interest of RD Amross and UTC’s related business is expected to close following receipt of the Russian governmental regulatory approvals, if at all. The purchase price was further adjusted for changes in customer advances, capital expenditures and other net assets, and is subject further to post-closing adjustments.

We believe the Rocketdyne Business acquisition will provide strategic value for the country, our customers, and our stakeholders. We anticipate that the combined enterprise will be better positioned to compete in a dynamic, highly competitive marketplace, and provide more affordable products for our customers. In addition, this transaction is expected to transform our business and provide additional growth opportunities as we build upon the complementary capabilities of each legacy company.

On January 28, 2013, we issued $460.0 million in aggregate principal amount of our 7.125% Second-Priority Senior Secured Notes (the “7 1/8% Notes”). The 7 1/8% Notes were sold to qualified institutional buyers in accordance with Rule 144A under the Securities Act and outside the U.S. in accordance with Regulation S under the Securities Act. The net proceeds of the 7 1/8% Notes offering were used to fund, in part, the acquisition of the Rocketdyne Business, and to pay related fees and expenses in June 2013. See Note 6 in Notes to the Unaudited Condensed Consolidated Financial Statements.

We incurred substantial expenses in connection with the Acquisition. A summary of the expenses related to the Acquisition recorded in fiscal 2012 ($11.6 million) and through the first half of fiscal 2013 ($11.8 million), a portion of which may be recoverable in the future through our U.S. government contracts, is as follows (in millions):

Legal expenses	$10.3
Professional fees and consulting	7.5
Internal labor	3.0
Costs related to the previously planned divestiture of the Liquid Divert and Attitude Control Systems (the “LDACS”) business	1.5
Other	1.1

$23.4

As of November 30, 2012, we classified our LDACS program as assets held for sale because we expected that we would be required to divest the LDACS product line in order to consummate the Acquisition. However, as of May 31, 2013, we believed that we would not be required to divest the LDACS product line in order to consummate the Acquisition based on conversations with the FTC. On June 10, 2013, the FTC announced that it closed its investigation into the Acquisition under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and were not required to divest our LDACS business (see Note 14 of the Unaudited Condensed Consolidated Financial Statements).

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

Some of the significant challenges we face are as follows: dependence upon government programs and contracts, future reductions or changes in U.S. government spending in our industry, integration of the Rocketdyne Business acquisition, environmental matters, capital structure, an underfunded pension plan, and implementation of our enterprise resource planning (“ERP”) system. Some of these matters are discussed in more detail below.

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

Customers that represented more than 10% of net sales for the periods presented are as follows:

	Three months ended May 31,		Six months ended May 31,
	2013	2012	2013	2012
Raytheon	42%	37%	43%	36%
Lockheed Martin	31%	32%	31%	30%
United Launch Alliance	12%	*	*	*

*	Less than 10%.

Sales during the three months ended May 31, 2013 directly and indirectly to the U.S. government and its agencies, including sales to our significant customers discussed above, totaled 95% of net sales. Sales during the six months ended May 31, 2013 directly and indirectly to the U.S. government and its agencies, including sales to our significant customers discussed above, totaled 96% of net sales. Sales during the three and six months ended May 31, 2012 directly and indirectly to the U.S. government and its agencies, including sales to our significant customers discussed above, totaled 95% of net sales for both periods. The Standard Missile program, which is included in the U.S. government sales, represented 31% and 24% of net sales for the second quarter of fiscal 2013 and 2012, respectively. The Standard Missile program, which is included in the U.S. government sales, represented 32% and 23% of net sales for the first half of fiscal 2013 and 2012, respectively.

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

With the delayed final resolution of the GFY13 appropriations, the White House Office of Management and Budget (“OMB”) delayed the submission of the GFY 2014 budget request until April 10, 2013. By law, the President was required to submit his discretionary budget request to Congress no later than the first Monday in February 2013.

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

This year, Congress will consider a new NASA Authorization Act, authorizing NASA funding for the next several years, starting with GFY 2014. In 2010, the NASA Authorization Act took effect impacting GFYs 2011-2013. The Authorization Act aimed to: safely retire the Space Shuttle; extend the International Space Station through 2020; continue the development of the multipurpose crew exploration vehicle; build a new heavy lift launch vehicle; invest in new space technologies; and sustain and grow the science and aeronautics programs at NASA. We believe Aerojet has a strong position of incumbency and is well aligned with the long-term budget priorities of NASA. Aerojet is the main propulsion provider for the Orion multi-purpose crew vehicle.

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

Summary of our environmental reserves, range of liability, and recoverable amounts as of May 31, 2013 is presented below:

	Reserve	Recoverable Amount	Estimated Range of Liability
	(In millions)
Sacramento	$134.6	$96.5	$134.6 – $216.1
Baldwin Park Operable Unit	28.6	20.5	28.6 – 60.0
Other Aerojet sites	8.7	8.2	8.7 – 23.7
Other sites	9.6	0.8	9.6 – 14.1

Total	$181.5	$126.0	$181.5 – $313.9

Most of our environmental costs are incurred by our Aerospace and Defense segment, and certain of these future costs are allowable to be included in our contracts with the U.S. government and allocable to Northrop Grumman Corporation (“Northrop”) until the cumulative expenditure limitation is reached (discussed below).

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

Allowable environmental costs are charged to our contracts as the costs are incurred. Aerojet’s mix of contracts can affect the actual reimbursement made by the U.S. government. Because these costs are recovered through forward-pricing arrangements, the ability of Aerojet to continue recovering these costs from the U.S. government depends on Aerojet’s sustained business volume under U.S. government contracts and programs and the relative size of Aerojet’s commercial business. Annually, we evaluate Aerojet’s forecasted business volume under U.S. government contracts and programs and the relative size of Aerojet’s commercial business as part of its long-term business review. The Rocketdyne Business acquisition could not be considered in the evaluation of the forecasted business volume under U.S. government contracts and programs prior to June 14, 2013 (the closing date of the Acquisition). Accordingly, since the acquisition of the Rocketdyne Business closed in the third quarter of fiscal 2013, the prospective mix of contracts may affect the actual reimbursement made by the U.S. government. We have requested approval from the U. S. government to allocate Global Settlement environmental costs to the newly acquired business. If approval from the U.S. government is received, this change may materially and favorably affect our results of operations in the period received along with future periods.

The inclusion of such environmental costs in our contracts with the U.S. government impacts our competitive pricing and earnings; however, we believe that this impact is mitigated by driving improvements and efficiencies across our operations as well as our ability to deliver innovative and quality products to our customers.

Capital Structure

We have a substantial amount of debt for which we are required to make interest and principal payments. Interest on long-term financing is not a recoverable cost under our U.S. government contracts. As of May 31, 2013, we had $707.4 million of debt principal outstanding.

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

We selected the Oracle Business Suite as our ERP solution, work began on the project in fiscal 2011 and we completed the implementation in June 2013. The one-time cost of implementation, both capital and expense, was $52.4 million, consisting primarily of software and hardware costs, system integrator costs, labor costs, and data migration.

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

Results of Operations

Net Sales:

	Three months ended			Six months ended
	May 31, 2013	May 31, 2012	Change*	May 31, 2013	May 31, 2012	Change**
	(In millions)
Net sales	$286.6	$249.9	$36.7	$530.3	$451.8	$78.5

*	Primary reason for change. The increase in net sales was primarily due to (i) an increase of $29.8 million in the various Standard Missile programs primarily from increased development activities for the Throttling Divert and Attitude Control System for the Standard Missile-3 Block IIA program and increased deliveries on the Standard Missile-1 Regrain program and (ii) increased deliveries on the Atlas V program generating additional sales of $13.9 million.
**	Primary reason for change. The increase in net sales was primarily due to (i) an increase of $62.4 million in the various Standard Missile programs primarily from increased development activities for the Throttling Divert and Attitude Control System for the Standard Missile-3 Block IIA program and increased deliveries on the Standard Missile-1 Regrain program and (ii) increased deliveries on the Atlas V program generating additional sales of $20.0 million.

Our fiscal year ends on November 30 of each year. The fiscal year of our subsidiary, Aerojet, ends on the last Saturday of November. As a result of the 2013 calendar, Aerojet had 14 weeks of operations in the first quarter of fiscal 2013 compared to 13 weeks of operations in the first quarter of fiscal 2012. The additional week of operations in the first quarter of fiscal 2013 accounted for $27.8 million in additional net sales.

Cost of Sales (exclusive of items shown separately below):

	Three months ended			Six months ended
	May 31, 2013	May 31, 2012	Change*	May 31, 2013	May 31, 2012	Change*
	(In millions, except percentage amounts)
Cost of sales:	$254.4	$220.3	$34.1	$471.9	$394.2	$77.7
Percentage of net sales	88.8%	88.2%		89.0%	87.3%
Percentage of net sales excluding retirement benefit expense	85.0%	86.3%		84.9%	85.2%
Components of cost of sales:
Cost of sales excluding retirement benefit expense	$243.6	$215.6	$28.0	$450.4	$384.8	$65.6
Retirement benefit expense	10.8	4.7	6.1	21.5	9.4	12.1

Cost of sales	$254.4	$220.3	$34.1	$471.9	$394.2	$77.7

*	Primary reason for change. The improvement in cost of sales as a percentage of net sales excluding retirement benefit expense was primarily driven by improved performance on a space program, which experienced cost growth in the first half of fiscal 2012.

Selling, General and Administrative (“SG&A”):

	Three months ended			Six months ended
	May 31, 2013	May 31, 2012	Change*	May 31, 2013	May 31, 2012	Change**
	(In millions, except percentage amounts)
SG&A:	$13.5	$11.2	$2.3	$25.8	$21.5	$4.3
Percentage of net sales	4.7%	4.5%		4.9%	4.8%
Components of SG&A:
SG&A excluding retirement benefit expense and stock- based compensation	$5.1	$4.3	$0.8	$9.0	$8.2	$0.8
Stock-based compensation	3.1	1.3	1.8	6.3	2.2	4.1
Retirement benefit expense	5.3	5.6	(0.3)	10.5	11.1	(0.6)

SG&A	$13.5	$11.2	$2.3	$25.8	$21.5	$4.3

*	Primary reason for change. The increase in SG&A expense was primarily due to an increase of $1.8 million in stock-based compensation as a result of increases in the fair value of the stock appreciation rights.
**	Primary reason for change. The increase in SG&A expense was primarily due to an increase of $4.1 million in stock-based compensation as a result of increases in the fair value of the stock appreciation rights.

Depreciation and Amortization:

	Three months ended			Six months ended
	May 31, 2013	May 31, 2012	Change*	May 31, 2013	May 31, 2012	Change*
	(In millions)
Depreciation and amortization:	$5.3	$5.5	$(0.2)	$11.4	$10.8	$0.6

*	Primary reason for change. Depreciation and amortization expense was essentially unchanged for the periods presented.

Other Expense, net:

	Three months ended			Six months ended
	May 31, 2013	May 31, 2012	Change*	May 31, 2013	May 31, 2012	Change**
	(In millions)
Other expense, net:	$10.5	$2.6	$7.9	$16.4	$4.5	$11.9

*	Primary reason for change. The increase in other expense, net was primarily due an increase in unusual item charges of $5.7 million and higher environmental remediation costs of $2.0 million. See discussion of unusual items below.
**	Primary reason for change. The increase in other expense, net was primarily due an increase in unusual item charges of $11.4 million and higher environmental remediation costs of $1.0 million partially offset by a $1.5 million contribution made in the first quarter of fiscal 2012 to support space science education. See discussion of unusual items below.

Total unusual items expense, a component of other expense, net in the unaudited condensed consolidated statements of operations, for the second quarter and first half of fiscal 2013 and 2012 was as follows:

	Three months ended May 31,		Six months ended May 31,
	2013	2012	2013	2012
	(In millions)
Unusual items
Legal related matters	$(0.1)	$0.2	$0.4	$0.4
Loss on debt redemption	—	0.4	—	0.4
Rocketdyne Business acquisition related costs	6.4	—	11.8	—

	$6.3	$0.6	$12.2	$0.8

We incurred expenses of $11.8 million, including internal labor costs of $1.1 million, related to the Rocketdyne Business acquisition in the first half of fiscal 2013.

During the first quarter of fiscal 2013, we recorded a charge of $0.5 million related to a legal settlement. During the first half of fiscal 2013 and 2012, we recorded ($0.1) million and $0.4 million, respectively, for realized (gains) losses and interest associated with the failure to register with the SEC the issuance of certain of our common shares under the defined contribution 401(k) employee benefit plan.

During the second quarter of fiscal 2012, we redeemed $75.0 million of our 9 1/2% Senior Subordinated Notes (“9 1/2% Notes”) at a redemption price of 100% of the principal amount. The redemption resulted in a charge of $0.4 million associated with the write-off of the 9 1/2% Notes deferred financing costs.

Interest Expense:

	Three months ended			Six months ended
	May 31, 2013	May 31, 2012	Change*	May 31, 2013	May 31, 2012	Change**
	(In millions)
Interest expense:	$12.6	$5.8	$6.8	$23.8	$11.8	$12.0
Components of interest expense:
Contractual interest and other	11.7	5.2	6.5	21.1	10.6	10.5
Amortization of deferred financing costs	0.9	0.6	0.3	2.7	1.2	1.5

Interest expense	$12.6	$5.8	$6.8	$23.8	$11.8	$12.0

*	Primary reason for change. The increase in interest expense was primarily due to the issuance of the 7 1/8% Notes in January 2013.
**

Primary reason for change. The increase in interest expense was due to the amortization of the commitment fee related to the $510 million debt commitment from Morgan Stanley Senior Funding, Inc. and Citigroup Global Markets Inc. entered into in July 2012 and the issuance of the 7 1/8% Notes in January 2013.

Interest Income:

	Three months ended			Six months ended
	May 31, 2013	May 31, 2012	Change*	May 31, 2013	May 31, 2012	Change*
	(In millions)
Interest income:	$0.1	$0.1	$—	$0.2	$0.3	$(0.1)

*	Primary reason for change. Interest income was essentially unchanged for the periods presented.

Income Tax Provision:

	Three months ended			Six months ended
	May 31, 2013	May 31, 2012	Change*	May 31, 2013	May 31, 2012	Change**
	(In millions)
Income tax provision:	$2.1	$3.3	$(1.2)	$7.0	$5.6	$1.4
Components of income tax provision:
Federal current expense	1.1	1.5	(0.4)	5.7	2.4	3.3
State current expense	0.5	0.6	(0.1)	1.7	1.1	0.6
Net deferred expense	0.5	1.2	(0.7)	1.6	2.1	(0.5)
Benefit of research credits	—	—	—	(2.0)	—	(2.0)

A valuation allowance has been recorded to offset a substantial portion of our net deferred tax assets at May 31, 2013 and November 30, 2012 to reflect the uncertainty of realization (see discussion below). As of November 30, 2012, the valuation allowance was $288.1 million. Deferred tax assets and liabilities arise due to temporary differences in the basis of our assets and liabilities between financial statement accounting and income tax based accounting. Changes in these temporary differences cause an increase or decrease to income taxes payable; however, our net deferred tax balances do not change in direct proportion to the changes in the income tax payable due to the valuation allowance. This causes our income tax expense to be higher than the expected federal statutory rate of 35%.

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

The Rocketdyne Business acquisition could not be considered in the evaluation of the deferred tax asset valuation allowance prior to June 14, 2013 (closing date of the Acquisition). In the evaluation as of May 31, 2013, management has considered all available evidence, both positive and negative, including the following:

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

As of May 31, 2013, the weight of the negative evidence, principally associated with the above uncertainties, outweighed the recent historical positive evidence regarding the likelihood that a substantial portion of the net deferred tax assets was realizable. Depending upon our ability to generate taxable income, and the favorable resolution of the above uncertainties, it is likely that the valuation allowance could be released during fiscal 2013, which would materially and favorably affect our results of operations in the period of the reversal. Management will continue to evaluate the ability to realize our net deferred tax assets and the related valuation allowance, including the impact of our recent Acquisition, on a quarterly basis.

As of May 31, 2013, the liability for uncertain income tax positions was $4.5 million. Due to the high degree of uncertainty regarding the timing of potential future cash flows associated with the respective liabilities, we are unable to make a reasonably reliable estimate of the amount and period in which these liabilities might be paid. It is reasonably possible that a reduction of up to $1.3 million of unrecognized tax benefits and related interest may occur within the next 12 months as a result of the expiration of certain statute of limitations.

Discontinued Operations:

On August 31, 2004, we completed the sale of our GDX Automotive (“GDX”) business. On November 30, 2005, we completed the sale of the Fine Chemicals business. The remaining subsidiaries after the sale of GDX Automotive, including Snappon SA, and the Fine Chemicals business are classified as discontinued operations. Summarized financial information for discontinued operations is set forth below:

	Three months ended May 31,		Six months ended May 31,
	2013	2012	2013	2012
	(In millions)
Net sales	$—	$—	$—	$—
Income before income taxes	—	0.3	(0.1)	0.3
Income tax (provision) benefit	(0.1)	0.1	0.1	0.1
Net (loss) income from discontinued operations	(0.1)	0.4	—	0.4

Retirement Benefit Plans:

Components of retirement benefit expense are:

	Three months ended May 31,		Six months ended May 31,
	2013	2012	2013	2012
	(In millions)
Service cost	$1.5	$1.2	$2.8	$2.3
Interest cost on benefit obligation	15.8	19.1	31.6	38.3
Assumed return on plan assets	(24.1)	(24.8)	(48.2)	(49.6)
Amortization of prior service credits	(0.2)	—	(0.4)	—
Recognized net actuarial losses	23.1	14.8	46.2	29.5

Retirement benefit expense	$16.1	$10.3	$32.0	$20.5

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

Additionally, we sponsor a defined contribution 401(k) plan and participation in the plan is available to all employees. The cost of the 401(k) plan was $6.0 million and $5.5 million, respectively, in the first half of fiscal 2013 and 2012. The cost is recoverable through our overhead rates on our U.S. government contracts.

Operating Segment Information:

We evaluate our operating segments based on several factors, of which the primary financial measure is segment performance. Segment performance, which is a non-GAAP financial measure, represents net sales from continuing operations less applicable costs, expenses and provisions for unusual items relating to the segment. Excluded from segment performance are: corporate income and expenses, interest expense, interest income, income taxes, and provisions for unusual items not related to the segment. We believe that segment performance provides information useful to investors in understanding our underlying operational performance. In addition, we provide the Non-GAAP financial measures of our operational performance called segment performance before environmental remediation provision adjustments, retirement benefit plan expense and unusual items. We believe the exclusion of the items listed above permits an evaluation and a comparison of results for ongoing business operations, and it is on this basis that management internally assesses operational performance.

Aerospace and Defense Segment

	Three months ended			Six months ended
	May 31, 2013	May 31, 2012	Change*	May 31, 2013	May 31, 2012	Change**
	(In millions)
Net sales	$285.4	$247.7	$37.7	$527.7	$448.0	$79.7
Segment performance	22.7	20.4	2.3	41.9	39.9	2.0
Segment margin	8.0%	8.2%		7.9%	8.9%
Segment margin before environmental remediation provision adjustments, retirement benefit plan expense and unusual items (Non-GAAP measure)	12.8%	11.1%		12.4%	11.7%
Components of segment performance:
Aerospace and Defense	$36.4	$27.6	$8.8	$65.6	$52.5	$13.1
Environmental remediation provision adjustments	(1.2)	(2.3)	1.1	(0.6)	(2.8)	2.2
Retirement benefit plan expense	(10.8)	(4.7)	(6.1)	(21.5)	(9.4)	(12.1)
Unusual items	(1.7)	(0.2)	(1.5)	(1.6)	(0.4)	(1.2)

Aerospace and Defense total	$22.7	$20.4	$2.3	$41.9	$39.9	$2.0

*	Primary reason for change. The increase in net sales was primarily due to (i) an increase of $29.8 million in the various Standard Missile programs primarily from increased development activities for the Throttling Divert and Attitude Control System for the Standard Missile-3 Block IIA program and increased deliveries on the Standard Missile-1 Regrain program and (ii) increased deliveries on the Atlas V program generating additional sales of $13.9 million.

The increase in the segment margin before environmental remediation provision adjustments, retirement benefit plan expense and unusual items compared to the comparable prior year period was primarily driven by improved contract performance on a space program, which experienced cost growth in the second quarter of fiscal 2012.

**	Primary reason for change. The increase in net sales was primarily due to (i) an increase of $62.4 million in the various Standard Missile programs primarily from increased development activities for the Throttling Divert and Attitude Control System for the Standard Missile-3 Block IIA program and increased deliveries on the Standard Missile-1 Regrain program and (ii) increased deliveries on the Atlas V program generating additional sales of $20.0 million.

Our fiscal year ends on November 30 of each year. The fiscal year of our subsidiary, Aerojet, ends on the last Saturday of November. As a result of the 2013 calendar, Aerojet had 14 weeks of operations in the first quarter of fiscal 2013 compared to 13 weeks of operations in the first quarter of fiscal 2012. The additional week of operations in the first quarter of fiscal 2013 accounted for $27.8 million in additional net sales.

The increase in the segment margin before environmental remediation provision adjustments, retirement benefit plan expense and unusual items compared to the comparable prior year period, was primarily driven by improved contract performance on a space program which experienced cost growth in the first half of fiscal 2012.

A summary of our backlog is as follows:

	May 31, 2013	November 30, 2012
	(In millions)
Funded backlog	$1,014	$1,018
Unfunded backlog	544	508

Total contract backlog	$1,558	$1,526

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

Real Estate Segment

	Three months ended			Six months ended
	May 31, 2013	May 31, 2012	Change*	May 31, 2013	May 31, 2012	Change*
	(In millions)
Net sales	$1.2	$2.2	$(1.0)	$2.6	$3.8	$(1.2)
Segment performance	1.0	0.9	0.1	2.0	2.0	—

*	Primary reason for change. Net sales and segment performance consist primarily of rental property operations. Fiscal 2012 results included $0.6 million in land sales.

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

	Three months ended		Six months ended
	May 31, 2013	May 31, 2012	May 31, 2013	May 31, 2012
	(In millions, except percentage amounts)
(Loss) income from continuing operations before income taxes	$(9.6)	$4.6	$(18.8)	$9.3
Interest expense	12.6	5.8	23.8	11.8
Interest income	(0.1)	(0.1)	(0.2)	(0.3)
Depreciation and amortization	5.3	5.5	11.4	10.8
Retirement benefit expense	16.1	10.3	32.0	20.5
Unusual items	6.3	0.6	12.2	0.8

Adjusted EBITDAP	$30.6	$26.7	$60.4	$52.9

Adjusted EBITDAP as a percentage of net sales	10.7%	10.7%	11.4%	11.7%

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

	Three months ended		Six months ended
	May 31, 2013	May 31, 2012	May 31, 2013	May 31, 2012
	(In millions)
Cash provided by operating activities	$12.0	$29.3	$18.9	$47.3
Capital expenditures	(12.6)	(5.7)	(21.7)	(9.3)

Free cash flow	$(0.6)	$23.6	$(2.8)	$38.0

	May 31, 2013	May 31, 2012
	(In millions)
Debt principal	$707.4	$250.0
Cash and cash equivalents	(134.6)	(150.2)
Restricted cash	(470.0)	—

Net debt	$102.8	$99.8

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

In February 2013, the FASB issued guidance on reporting of amounts reclassified out of accumulated other comprehensive income (“AOCI”). The guidance requires an entity to provide information about the amounts reclassified out of AOCI by component. In addition, entities are required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of AOCI by the respective line items of net income. We adopted this guidance beginning in the second quarter of fiscal 2013. As the accounting standard only impacted disclosures, the new standard did not have an impact on our financial position, results of operations, or cash flows.

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

As of May 31, 2013, arrangements with off-balance sheet risk consisted of:

•

$44.8 million in outstanding commercial letters of credit expiring within the next twelve months, the majority of which may be renewed, primarily to collateralize obligations for environmental remediation and insurance coverage.

•	$39.4 million in outstanding surety bonds to satisfy indemnification obligations for environmental remediation coverage.

•	Up to $120.0 million aggregate in guarantees by GenCorp of Aerojet’s obligations to U.S. government agencies for environmental remediation activities.

•	Guarantees, joint and several, by our material domestic subsidiaries of our obligations under our Senior Credit Facility and 7 1/8% Notes.

In addition to the items discussed above, we have and will from time to time enter into certain types of contracts that require us to indemnify parties against potential third-party and other claims. These contracts primarily relate to: (i) divestiture agreements, under which we may provide customary indemnification to purchasers of our businesses or assets including, for example, claims arising from the operation of the businesses prior to disposition, and liability to investigate and remediate environmental contamination existing prior to disposition; (ii) certain real estate leases, under which we may be required to indemnify property owners for claims arising from the use of the applicable premises; and (iii) certain agreements with officers and directors, under which we may be required to indemnify such persons for liabilities arising out of their relationship with us. The terms of such obligations vary. Generally, a maximum obligation is not explicitly stated.

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

Liquidity and Capital Resources

Net Cash Provided by (Used in) Operating, Investing, and Financing Activities

The change in cash and cash equivalents was as follows:

	Six months ended
	May 31, 2013	May 31, 2012
	(In millions)
Net Cash Provided by Operating Activities	$18.9	$47.3
Net Cash Used in Investing Activities	(492.2)	(8.7)
Net Cash Provided by (Used in) Financing Activities	445.8	(76.4)

Net Decrease in Cash and Cash Equivalents	$(27.5)	$(37.8)

Net Cash Provided by Operating Activities

The $18.9 million of cash provided by operating activities in the first half of fiscal 2013 was primarily the result of loss from continuing operations before income taxes adjusted for non-cash adjustments which generated $33.5 million, including expenses of $11.8 million related to the acquisition of the Rocketdyne Business. This amount was partially offset by cash used to fund working capital (defined as accounts receivables, inventories, accounts payable, contract advances, and other current assets and liabilities) of $6.2 million. The funding of working capital is due to the following (i) an increase in accounts receivables due to timing of sales during the quarter and (ii) an increase in inventories due to growth in capitalized overhead and the timing of deliveries under the Atlas V program. These factors were partially offset by (i) an increase in accounts payable related to the increase in cost-reimbursable contract sales and timing of payments and (ii) an increase in other current liabilities primarily related to the timing of payments.

The $47.3 million of cash provided by operating activities in the first half of fiscal 2012 was primarily the result of income from continuing operations before income taxes adjusted for non-cash adjustments which generated $43.3 million.

Net Cash Used In Investing Activities

During the first half of fiscal 2013 and 2012, we had capital expenditures of $21.7 million and $9.3 million, respectively. During the first half of fiscal 2013 and 2012, the capital expenditures totals included $17.0 million and $4.8 million, respectively, related to our ERP implementation.

As of May 31, 2013, we designated $470.0 million as restricted cash related to the cash collateralization of the 7 1/8% Notes issued in January 2013 and related interest costs. See Note 6 of the Notes to Unaudited Condensed Consolidated Financial Statements for additional information.

Net Cash Provided by (Used in) Financing Activities

During the first half of fiscal 2013, we issued $460.0 million of debt and had $1.3 million in debt repayments (see below). In addition, we incurred $13.1 million of debt issuance costs.

During the first half of fiscal 2012, we had $76.4 million in debt repayments. In addition, we had $0.4 million in vendor financing repayments.

Debt Activity and Senior Credit Facility

Our debt activity during the first half of fiscal 2013 was as follows:

	November 30, 2012	Additions	Cash Payments	May 31, 2013
	(In millions)
Term loan	$47.5	$—	$(1.2)	$46.3
7 1/8% Notes	—	460.0	—	460.0
4 1/16% Debentures	200.0	—	—	200.0
2 1/4% Debentures	0.2	—	—	0.2
Other debt	1.0	—	(0.1)	0.9

Total Debt and Borrowing Activity	$248.7	460.0	$(1.3)	$707.4

On November 18, 2011, we entered into the Senior Credit Facility with the lenders identified therein and Wells Fargo Bank, National Association, as administrative agent, which replaced our prior credit facility.

On May 30, 2012, we, along with Aerojet as guarantor, executed an amendment (the “First Amendment”) to the Senior Credit Facility with the lenders identified therein, and Wells Fargo Bank, National Association, as administrative agent. The First Amendment, among other things, (i) provided for an incremental facility of up to $50.0 million through additional borrowings under the term loan facility and/or increases under the revolving credit facility, (ii) provided greater flexibility with respect to our ability to incur indebtedness to support permitted acquisitions, and (iii) increased the aggregate limitation on sale leasebacks from $20.0 million to $30.0 million during the term of the Senior Credit Facility.

On August 16, 2012, we, along with Aerojet as guarantor, executed an amendment (the “Second Amendment”) to the Senior Credit Facility with the lenders identified therein, and Wells Fargo Bank, National Association, as administrative agent. The Second Amendment, among other things, (i) allowed for the incurrence of up to $510 million of second lien indebtedness in connection with the Acquisition, and (ii) provided for a new delayed draw term loan in an amount of up to $50 million in connection with the Acquisition or, in certain circumstances, for general corporate purposes.

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

In connection with the consummation of the Acquisition, GenCorp added Pratt & Whitney Rocketdyne, Inc. (“PWR”), Arde, Inc. (“Arde”) and Arde-Barinco, Inc. (“Arde-Barinco”) as subsidiary guarantors under its senior credit facility pursuant to that certain Joinder Agreement, dated as of June 14, 2013, by and among PWR, Arde, Arde-Barinco, GenCorp and Wells Fargo Bank, National Association, as administrative agent. In connection with the consummation of the Acquisition, the name of Aerojet-General Corporation was changed to Aerojet Rocketdyne, Inc.

The Senior Credit Facility, as amended, provides for credit of up to $300.0 million in aggregate principal amount of senior secured financing, consisting of:

•	a 5-year $50.0 million term loan facility;

•	a 5-year $150.0 million revolving credit facility;

•	a committed delayed draw term loan facility of $50.0 million under which the Company is entitled to draw, subject to certain conditions, up through August 9, 2013; and

•

an incremental uncommitted facility under which the Company is entitled to incur, subject to certain conditions, up to $50.0 million of additional borrowings under the term loan facility and/or increases under the revolving credit facility.

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

As of May 31, 2013, we had $44.8 million outstanding letters of credit under the $100.0 million subfacility for standby letters of credit and had $46.3 million outstanding under the term loan facility.

In general, borrowings under the Senior Credit Facility bear interest at a rate equal to LIBOR plus 350 basis points (subject to downward adjustment), or the base rate as it is defined in the credit agreement governing the Senior Credit Facility plus 250 basis points (subject to downward adjustment). In addition, we are charged a commitment fee of 50 basis points per annum on unused amounts of the revolving credit facility and 350 basis points per annum (subject to downward adjustment), along with a fronting fee of 25 basis points per annum, on the undrawn amount of all outstanding letters of credit.

Aerojet, PWR, Arde and Arde-Barinco guarantee the payment obligations under the Senior Credit Facility. All obligations under the Senior Credit Facility are further secured by (i) all equity interests owned or held by the loan parties, including interests in our Easton subsidiary and 66% of the voting stock (and 100% of the non-voting stock) of all present and future first-tier foreign subsidiaries of the loan parties; (ii) substantially all of the tangible and intangible personal property and assets of the loan parties; and (iii) certain real property owned by the loan parties located in Orange, Virginia and Redmond, Washington. Except for certain real property located in Canoga Park, California acquired in connection with the consummation of the Acquisition, our real property located in California, including the real estate holdings of Easton, are excluded from collateralization under the Senior Credit Facility.

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

Financial Covenant	Actual Ratios as of May 31, 2013	Required Ratios
Interest coverage ratio, as defined under the Senior Credit Facility	4.11 to 1.00	Not less than: 2.4 to 1.00
Leverage ratio, as defined under the Senior Credit Facility	1.21 to 1.00	Not greater than: 3.5 to 1.00

We were in compliance with our financial and non-financial covenants as of May 31, 2013.

Outlook

Short-term liquidity requirements consist primarily of recurring operating expenses, including but not limited to costs related to our retirement benefit plans, capital and environmental expenditures, acquisition costs of the Rocketdyne Business, and debt service requirements. We believe that our existing cash and cash equivalents, cash flow from operations, and existing credit facilities will provide sufficient funds to meet our operating plan for the next twelve months, including the operations of the Rocketdyne Business. The operating plan for this period provides for full operation of our businesses, and interest and principal payments on our debt.

As disclosed in Notes 7(a) and 7(b) of the Notes to Unaudited Condensed Consolidated Financial Statements, we have exposure for certain legal and environmental matters. We believe that it is currently not possible to estimate the impact, if any, that the ultimate resolution of certain of these matters will have on our financial position, results of operations, or cash flows.

Major factors that could adversely impact our forecasted operating cash and our financial condition are described in the section “Risk Factors” in Item 1A of our Annual Report to the SEC on Form 10-K for the fiscal year ended November 30, 2012 and this Quarterly Report on Form 10-Q for the quarterly period ended May 31, 2013. In addition, our liquidity and financial condition will continue to be affected by changes in prevailing interest rates on the portion of debt that bears interest at variable interest rates.

Forward-Looking Statements

Certain information contained in this report should be considered “forward-looking statements” as defined by Section 21E of the Private Securities Litigation Reform Act of 1995. All statements in this report other than historical information may be deemed forward-looking statements. These statements present (without limitation) the expectations, beliefs, plans and objectives of management and future financial performance and assumptions underlying, or judgments concerning, the matters discussed in the statements. The words “believe,” “estimate,” “anticipate,” “project” and “expect,” and similar expressions, are intended to identify forward-looking statements. Forward-looking statements involve certain risks, estimates, assumptions and uncertainties, including with respect to future sales and activity levels, cash flows, contract performance, the outcome of litigation and contingencies, environmental remediation and anticipated costs of capital. A variety of factors could cause actual results or outcomes to differ materially from those expected and expressed in our forward-looking statements. Important risk factors that could cause actual results or outcomes to differ from those expressed in the forward-looking statements are described in the section “Risk Factors” in Item 1A of our Annual Report to the SEC on Form 10-K for the fiscal year ended November 30, 2012 include the following:

•	future reductions or changes in U.S. government spending;

•	cancellation or material modification of one or more significant contracts;

•	negative audit of the Company’s business by the U.S. government;

•	the integration difficulties or inability to integrate the Rocketdyne Business into the Company’s existing operations successfully or to realize the anticipated benefits of the Acquisition;

•	ability to manage effectively the Company’s expanded operations following the acquisition of the Rocketdyne Business;

•	expenses related to the acquisition of the Rocketdyne Business and the integration of our operations with the Rocketdyne Business;

•	the increase in the Company’s leverage and debt service obligations as a result of the Acquisition;

•	the Rocketdyne Business’s international sales are subject to applicable laws relating to export controls, the violation of which could adversely affect its operations;

•

the acquisition of UTC’s 50% ownership interest of RD Amross, LLC is subject to a number of conditions which could delay or materially adversely affect the timing of its completion, or prevent it from occurring;

•	cost overruns on the Company’s contracts that require the Company to absorb excess costs;

•	failure of the Company’s subcontractors or suppliers to perform their contractual obligations;

•	failure to secure contracts;

•	failure to comply with regulations applicable to contracts with the U.S. government;

•	failure to comply with applicable laws, including laws relating to export controls and anti-corruption or bribery laws;

•	costs and time commitment related to potential acquisition activities;

•	the Company’s inability to adapt to rapid technological changes;

•	failure of the Company’s information technology infrastructure;

•	failure to effectively implement the Company’s enterprise resource planning system;

•	product failures, schedule delays or other problems with existing or new products and systems;

•	the release, or explosion, or unplanned ignition of dangerous materials used in the Company’s businesses;

•	loss of key qualified suppliers of technologies, components, and materials;

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

As of May 31, 2013, our debt totaled $707.4 million: $661.1 million, or 93%, was at an average fixed rate of 6.20%; and $46.3 million, or 7%, was at a variable rate of 3.70%.

The estimated fair value and principal amount for the Company’s outstanding debt is presented below:

	Fair Value		Principal Amount
	May 31, 2013	November 30, 2012	May 31, 2013	November 30, 2012
	(In millions)
Term loan	$46.3	$47.5	$46.3	$47.5
7 1/8% Notes	489.9	—	460.0	—
4 1/16% Debentures	318.5	246.0	200.0	200.0
Other debt	1.1	1.2	1.1	1.2

	$855.8	$294.7	$707.4	$248.7

The fair values of the 7 1/8% Notes and 4 1/16% Debentures were determined using broker quotes that are based on open markets of the Company’s debt securities as of May 31, 2013 and November 30, 2012 (both Level 2 securities). The fair value of the term loan and other debt was determined to approximate carrying value.

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

Changes in internal control over financial reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our second quarter of fiscal 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Asbestos Cases. The following table sets forth information related to our historical product liability costs associated with our asbestos litigation cases for the first half of fiscal 2013 (dollars in millions):

Claims filed as of November 30, 2012	141
Claims filed	9
Claims tendered	1
Claims settled	1
Claims dismissed	13

Claims pending as of May 31, 2013	135

Aggregate settlement costs	$0.5

Average settlement costs	$0.5

Legal and administrative fees for the asbestos cases for the first half of fiscal 2013 were $0.3 million.

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

With the delayed final resolution of the GFY13 appropriations, the White House Office of Management and Budget (“OMB”) delayed the submission of the GFY 2014 budget request until April 10, 2013. By law, the President was required to submit his discretionary budget request to Congress no later than the first Monday in February 2013.

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

The Rocketdyne Business’s international sales are subject to applicable laws relating to export controls, the violation of which could adversely affect its operations.

A significant portion of the Rocketdyne Business’s activities are subject to export control regulation by the U.S. Department of State under the U.S. Arms Export Control Act and International Traffic in Arms Regulations (“ITAR”). The export of certain defense-related products, hardware, software, services and technical data is regulated by the State Department’s Office of Defense Trade Controls Compliance (“DTCC”) under ITAR. DTCC administers the State Department’s authority under ITAR to impose civil penalties and other administrative sanctions for violations, including debarment from engaging in the export of defense articles or defense services. Violations of ITAR could result in significant sanctions including fines, more onerous compliance requirements, debarments from export privileges or loss of authorizations needed to conduct aspects of the Rocketdyne Business’s international business.

In November 2011, DTCC informed UTC that it considers certain of UTC’s voluntary disclosures filed since 2005 to reflect deficiencies warranting penalties and sanctions. On June 28, 2012, UTC entered into a Consent Agreement (the “UTC Consent Agreement”) with DTCC to resolve a Proposed Charging Letter that references approximately 45 of UTC’s previous disclosures. The UTC Consent Agreement, which applies to the Rocketdyne Business, has a four-year term, and provides that UTC will: (1) pay a civil penalty of up to $55 million; (2) appoint, subject to DTCC approval, an outside special compliance official to oversee the compliance by UTC and its subsidiaries and divisions, including the Rocketdyne Business, with the UTC Consent Agreement and ITAR; (3) continue and undertake additional remedial actions to strengthen ITAR compliance, with emphasis on human resources and organization, training, automation, and security of electronic data; and (4) sponsor two outside ITAR compliance audits for UTC and its subsidiaries and divisions, including the Rocketdyne Business, during the term of the UTC Consent Agreement.

In connection with the Acquisition, the DTCC agreed to release the Rocketdyne Business from the UTC Consent Agreement upon consummation of the Acquisition on the condition that the Company agreed to provide to the DTCC (i) the Company’s plan to integrate the Rocketdyne Business into the Company’s ITAR compliance program and (ii) an audit of the integration one year after closing the Acquisition. In connection with the closing of the acquisition, the Company provided to the DTCC a letter committing to the DTCC’s conditions. However, there can be no assurance that the Company will be successful in integrating the Rocketdyne Business into the Company’s ITAR compliance program or to prevent any further ITAR violations. A future violation of ITAR could materially adversely affect the Company’s business, financial condition and results of operations.

The acquisition of the 50% ownership of RD Amross, LLC is subject to a number of conditions which could delay or materially adversely affect the timing of its completion, or prevent it from occurring.

On June 12, 2013, GenCorp and UTC entered into the Amended and Restated Purchase Agreement, which amended and restated the Original Purchase Agreement, pursuant to which GenCorp and UTC agreed to the Acquisition, subject to the terms and conditions therein. The Amended and Restated Purchase Agreement modified the Original Purchase Agreement to provide, among other things, that (i) GenCorp is not obligated to acquire the 50% membership interest of RD Amross, LLC, a Delaware limited liability company owned by UTC or the portion of the UTC business that markets and supports the sale of RD 180 engines (the “RDA Acquisition”) until certain conditions have been met, and (ii) $55 million of the Acquisition purchase price shall be payable to UTC upon such time as the RDA Acquisition may occur.

There are a number of risks and uncertainties relating to the RDA Acquisition. The RDA Acquisition may not be consummated in the timeframe or manner currently anticipated including the receipt of the Russian governmental regulatory approvals. There can be no assurance that such approvals will be obtained.

We may face integration difficulties and may be unable to integrate the Rocketdyne Business into our existing operations successfully or realize the anticipated benefits of the Acquisition.

We have devoted and will continue to devote significant management attention and resources to integrating the operations and business practices of the Rocketdyne Business with our existing operations and business practices. Potential difficulties we may encounter as part of the integration process include the following:

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

•	potential unknown liabilities not covered by indemnifications and unforeseen increased expenses or delays associated with the Acquisition;

•	the inability to implement effective internal controls, procedures and policies for the Rocketdyne Business as required by the Sarbanes-Oxley Act of 2002 within the time periods prescribed thereby;

•	the inability to implement effectively our new enterprise resource planning system with respect to the Rocketdyne Business;

•	negotiations concerning possible modifications to the Rocketdyne Business’s contracts as a result of the Acquisition;

•	diversion of the attention of our management and the management of the Rocketdyne Business; and

•	the disruption of, or the loss of momentum in, ongoing operations or inconsistencies in standards, controls, procedures and policies.

These potential difficulties could adversely affect our ability to maintain relationships with customers, suppliers, employees and other constituencies and the ability to achieve the anticipated benefits of the Acquisition, and could reduce our earnings or otherwise adversely affect our operations and our financial results.

Our ability to operate our business effectively may suffer if we do not in a timely and cost effective manner establish our own financial, administrative, and other support functions, related to the acquisition of the Rocketdyne Business and we cannot assure you that the transitional services UTC agreed to provide us will be sufficient for our needs.

In connection with the acquisition of the Rocketdyne Business, we have entered into a transition services agreement with UTC under which UTC is providing certain transitional services to us, including supply chain, information technology, accounting, human resources, treasury, and other services for a period of time. These services may not be sufficient to meet our needs. After our agreement with UTC expires, if we have not established our own support services related to the Acquisition, we may not be able to obtain these services at as favorable prices or on as favorable terms, if at all.

Any failure or significant downtime in UTC’s financial, administrative, or other support systems during the transitional period could negatively impact our results of operations or prevent us from paying our suppliers and employees, or performing administrative or other services on a timely basis, which could negatively affect our results of operations.

Our future results could suffer if we cannot effectively manage our expanded operations as a result of the Acquisition.

The size of our operations has increased significantly following the Acquisition. Our future success depends, in part, upon our ability to manage the expanded operations, which will pose substantial challenges for management, including challenges related to the management and monitoring of new operations and associated increased costs and complexity. There can be no assurance that we will be successful or that we will realize any operating efficiencies, cost savings, revenue enhancements or other benefits currently anticipated from the Acquisition.

We have already incurred and expect to incur further substantial expenses related to the Acquisition and the integration of our operations with the Rocketdyne Business.

We have already incurred and expect to incur further substantial expenses in connection with the Acquisition and the integration of our operations with the Rocketdyne Business. We have incurred $23.4 million of expenses related to the Acquisition through May 31, 2013. There are a large number of processes, policies, procedures, operations, technologies and systems that must be integrated, including purchasing, accounting and finance, sales, payroll, pricing, marketing and benefits. While we have assumed that a certain level of expenses will be incurred, there are many factors beyond our control that could affect the total amount or the timing of the integration expenses. Moreover, many of the expenses that will be incurred are, by their nature, difficult to estimate. These integration expenses may result in us taking significant charges against earnings following the consummation of the Acquisition, and the amount and timing of such charges are uncertain at present.

The increase in our leverage and debt service obligations as a result of the Acquisition may adversely affect our financial condition and results of operations.

We have incurred additional indebtedness in order to finance the Acquisition. On January 28, 2013, we issued $460.0 million in aggregate principal amount of our 7 1/8% Notes. The 7 1/8% Notes were sold to qualified institutional buyers in accordance with Rule 144A under the Securities Act and outside the U.S. in accordance with Regulation S under the Securities Act. We used the net proceeds of the 7 1/8% Notes offering to fund, in part, the Acquisition, and to pay related fees and expenses. See Note 6 in Notes to the Unaudited Condensed Consolidated Financial Statements.

Following the Acquisition, we have $707.4 million of outstanding indebtedness as of May 31, 2013, an increase of approximately $458.7 million as compared with our level of outstanding indebtedness as of November 30, 2012. Our maintenance of higher levels of indebtedness could have adverse consequences including impairing our ability to obtain additional financing in the future.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine safety disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

No.	Description

10.1*	Amendment to the GenCorp Inc. Deferred Compensation Plan for Nonemployee Directors, as amended, effective April 11, 2013.

10.2*	Form of Restricted Stock Agreement between the Company and Directors for grants of time-based vesting of restricted stock under the GenCorp Inc. Amended and Restated 2009 Equity and Performance Incentive Plan.

10.3*	Form of Unrestricted Stock Agreement between the Company and Directors for grants of common stock under the GenCorp Inc. Amended and Restated 2009 Equity and Performance Incentive Plan.

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a — 14 (a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a — 14 (a) of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a — 14(b) of the Securities and Exchange Act of 1934, as amended, and 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statement of Shareholders’ Deficit, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Unaudited Condensed Consolidated Financial Statements.**

*	Filed herewith.
**	Furnished and not filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GenCorp Inc.

Date: July 9, 2013	By:	/s/ Scott J. Seymour
Scott J. Seymour President and Chief Executive Officer (Principal Executive Officer)

Date: July 9, 2013	By:	/s/ Kathleen E. Redd
Kathleen E. Redd
Vice President, Chief Financial Officer and Assistant Secretary (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

No.	Description

10.1*	Amendment to the GenCorp Inc. Deferred Compensation Plan for Nonemployee Directors, as amended, effective April 11, 2013.

10.2*	Form of Restricted Stock Agreement between the Company and Directors for grants of time-based vesting of restricted stock under the GenCorp Inc. Amended and Restated 2009 Equity and Performance Incentive Plan.

10.3*	Form of Unrestricted Stock Agreement between the Company and Directors for grants of common stock under the GenCorp Inc. Amended and Restated 2009 Equity and Performance Incentive Plan.

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a — 14 (a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a — 14 (a) of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a — 14(b) of the Securities and Exchange Act of 1934, as amended, and 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statement of Shareholders’ Deficit, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Unaudited Condensed Consolidated Financial Statements.**

*	Filed herewith.
**	Furnished and not filed herewith.