Form 10-Q
period 2013-08-31
GENCORP INC
filed 2013-10-15
CIK 40888

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: August 31, 2013

or

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

As of September 30, 2013, there were 60.9 million outstanding shares of our Common Stock, including redeemable common stock and unvested common shares, $0.10 par value.

GenCorp Inc.

Quarterly Report on Form 10-Q

For the Quarterly Period Ended August 31, 2013

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

GenCorp Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended August 31,		Nine months ended August 31,
	2013	2012	2013	2012
	(In millions, except per share amounts)
Net Sales	$367.5	$244.9	$897.8	$696.7
Operating costs and expenses:
Cost of sales (exclusive of items shown separately below)	326.7	214.1	798.6	608.3
Selling, general and administrative	14.1	10.4	39.9	31.9
Depreciation and amortization	15.2	5.3	26.6	16.1
Other expense, net	8.1	11.0	24.5	15.5

Total operating costs and expenses	364.1	240.8	889.6	671.8
Operating income	3.4	4.1	8.2	24.9
Non-operating (income) expense:
Interest income	—	(0.2)	(0.2)	(0.5)
Interest expense	12.4	4.8	36.2	16.6

Total non-operating expense, net	12.4	4.6	36.0	16.1
(Loss) income from continuing operations before income taxes	(9.0)	(0.5)	(27.8)	8.8
Income tax (benefit) provision	(206.6)	8.2	(199.6)	13.8

Income (loss) from continuing operations	197.6	(8.7)	171.8	(5.0)
Loss from discontinued operations, net of income taxes	(0.2)	(0.8)	(0.2)	(0.4)

Net income (loss)	$197.4	$(9.5)	$171.6	$(5.4)

Income (Loss) Per Share of Common Stock
Basic
Income (loss) per share from continuing operations	$3.25	$(0.15)	$2.83	$(0.08)
Loss per share from discontinued operations, net of income taxes	—	(0.01)	—	(0.01)

Net income (loss) per share	$3.25	$(0.16)	$2.83	$(0.09)

Diluted
Income (loss) per share from continuing operations	$2.39	$(0.15)	$2.13	$(0.08)
Loss per share from discontinued operations, net of income taxes	—	(0.01)	—	(0.01)

Net income (loss) per share	$2.39	$(0.16)	$2.13	$(0.09)

Weighted average shares of common stock outstanding, basic	59.7	59.0	59.5	58.9

Weighted average shares of common stock outstanding, diluted	82.1	59.0	81.9	58.9

See Notes to Unaudited Condensed Consolidated Financial Statements.

GenCorp Inc.

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

	Three months ended August 31,		Nine months ended August 31,
	2013	2012	2013	2012
	(In millions, except per share amounts)
Net income (loss)	$197.4	$(9.5)	$171.6	$(5.4)
Other comprehensive income:
Amortization of actuarial losses, net	23.0	14.6	68.8	44.1

Comprehensive income	$220.4	$5.1	$240.4	$38.7

See Notes to Unaudited Condensed Consolidated Financial Statements.

GenCorp Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	August 31, 2013	November 30, 2012
	(In millions, except per share and share amounts)
ASSETS
Current Assets
Cash and cash equivalents	$181.9	$162.1
Accounts receivable	219.3	111.5
Inventories	127.9	46.9
Recoverable from the U.S. government and other third parties for environmental remediation costs	21.4	22.3
Receivable from Northrop Grumman Corporation (“Northrop”)	6.0	6.0
Other receivables, prepaid expenses and other	21.6	19.3
Deferred income taxes	13.3	—

Total Current Assets	591.4	368.1
Noncurrent Assets
Property, plant and equipment, net	364.6	143.9
Real estate held for entitlement and leasing	75.2	70.2
Recoverable from the U.S. government and other third parties for environmental remediation costs	95.1	107.9
Receivable from Northrop	70.1	69.3
Deferred income taxes	192.7	—
Goodwill	164.6	94.9
Intangible assets	130.7	13.9
Other noncurrent assets, net	66.0	51.1

Total Noncurrent Assets	1,159.0	551.2

Total Assets	$1,750.4	$919.3

LIABILITIES, REDEEMABLE COMMON STOCK, AND SHAREHOLDERS’ DEFICIT
Current Liabilities
Short-term borrowings and current portion of long-term debt	$2.8	$2.7
Accounts payable	105.0	56.1
Reserves for environmental remediation costs	40.4	39.5
Postretirement medical and life insurance benefits	7.5	7.5
Advance payments on contracts	131.1	100.1
Income taxes	1.1	—
Deferred income taxes	—	9.4
Other current liabilities	192.4	103.3

Total Current Liabilities	480.3	318.6
Noncurrent Liabilities
Senior debt	43.1	45.0
Second-priority senior notes	460.0	—
Convertible subordinated notes	198.6	200.2
Other debt	0.6	0.8
Deferred income taxes	—	2.2
Reserves for environmental remediation costs	138.7	150.0
Pension benefits	437.1	454.5
Postretirement medical and life insurance benefits	65.8	68.3
Other noncurrent liabilities	68.8	68.5

Total Noncurrent Liabilities	1,412.7	989.5

Total Liabilities	1,893.0	1,308.1
Commitments and contingencies (Note 8)
Redeemable common stock, par value of $0.10; 0.2 million shares issued and outstanding as of August 31, 2013; 0.4 million shares issued and outstanding as of November 30, 2012	2.0	3.9
Shareholders’ Deficit
Preference stock, par value of $1.00; 15.0 million shares authorized; none issued or outstanding	—	—
Common stock, par value of $0.10; 150.0 million shares authorized; 59.7 million shares issued and outstanding as of August 31, 2013; 58.9 million shares issued and outstanding as of November 30, 2012	5.9	5.9
Other capital	277.3	269.6
Accumulated deficit	(10.3)	(181.9)
Accumulated other comprehensive loss, net of income taxes	(417.5)	(486.3)

Total Shareholders’ Deficit	(144.6)	(392.7)

Total Liabilities, Redeemable Common Stock and Shareholders’ Deficit	$1,750.4	$919.3

See Notes to Unaudited Condensed Consolidated Financial Statements.

GenCorp Inc.

Condensed Consolidated Statement of Shareholders’ Deficit and Comprehensive Income

(Unaudited)

	Common Stock		Other Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders’ Deficit
	Shares	Amount
	(In millions)
November 30, 2012	58.9	$5.9	$269.6	$(181.9)	$(486.3)	$(392.7)
Net income	—	—	—	171.6	—	171.6
Amortization of actuarial losses, net	—	—	—	—	68.8	68.8
Conversion of debt to common stock	0.2	—	1.6	—	—	1.6
Reclassification from redeemable common stock	0.2	—	1.9	—	—	1.9
Tax benefit on stock-based awards	—	—	0.1	—	—	0.1
Stock-based compensation and other, net	0.4	—	4.1	—	—	4.1

August 31, 2013	59.7	$5.9	$277.3	$(10.3)	$(417.5)	$(144.6)

See Notes to Unaudited Condensed Consolidated Financial Statements.

GenCorp Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine months ended
	August 31, 2013	August 31, 2012
	(In millions)
Operating Activities
Net income (loss)	$171.6	$(5.4)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Loss from discontinued operations, net of income taxes	0.2	0.4
Depreciation and amortization	26.6	16.1
Amortization of debt discount and financing costs	3.6	1.9
Stock-based compensation	9.7	5.1
Retirement benefit expense	48.5	30.8
Loss on debt redeemed	—	0.4
Tax benefit on stock-based awards	(0.1)	(1.9)
Changes in assets and liabilities:
Accounts receivable	(36.9)	(6.1)
Inventories	(46.5)	8.2
Other receivables, prepaid expenses and other	5.5	(1.6)
Income tax receivable	(1.8)	3.7
Real estate held for entitlement and leasing	(2.8)	(2.4)
Receivable from Northrop	(0.8)	(0.5)
Recoverable from the U.S. government and other third parties for environmental remediation costs	13.7	(2.3)
Other noncurrent assets	(0.9)	3.6
Accounts payable	32.0	6.9
Postretirement medical and life insurance benefits	(4.3)	(4.0)
Advance payments on contracts	(14.5)	(8.1)
Other current liabilities, including income taxes payable	42.9	9.8
Deferred income taxes	(204.7)	3.5
Reserves for environmental remediation costs	(10.4)	7.8
Other noncurrent liabilities	(4.0)	(2.7)

Net cash provided by continuing operations	26.6	63.2
Net cash used in discontinued operations	(0.1)	(0.2)

Net Cash Provided by Operating Activities	26.5	63.0
Investing Activities
Purchase of restricted cash investments	(470.0)	—
Sale of restricted cash investments	470.0	—
Purchase of Rocketdyne Business (see table below)	(411.2)	—
Purchases of investments	(0.5)	—
Proceeds from sale of property	—	0.6
Capital expenditures	(38.7)	(18.8)

Net Cash Used in Investing Activities	(450.4)	(18.2)
Financing Activities
Proceeds from issuance of debt	460.0	—
Debt repayments	(2.0)	(77.0)
Debt issuance costs	(14.7)	(1.3)
Tax benefit on stock-based awards	0.1	1.9
Proceeds from shares issued under equity and performance incentive plans	0.3	0.1
Vendor financing repayments	—	(0.8)

Net Cash Provided by (Used in) Financing Activities	443.7	(77.1)

Net Increase (Decrease) in Cash and Cash Equivalents	19.8	(32.3)
Cash and Cash Equivalents at Beginning of Period	162.1	188.0

Cash and Cash Equivalents at End of Period	$181.9	$155.7

Supplemental disclosures of cash flow information
Cash paid for interest	$16.0	$17.3
Conversion of debt to common stock	1.6	—
Cash refunds for federal income taxes	—	6.0
Cash paid for federal income taxes	5.3	3.4
Cash paid for state income taxes	1.0	3.7

Purchase of Rocketdyne Business (see Note 3)
Total tangible assets	$320.3	$—
Intangible assets	120.3	—
Goodwill	69.7	—
Deferred income taxes	12.7	—
Liabilities assumed	(111.8)	—

Total preliminary purchase price	$411.2	$—

See Notes to Unaudited Condensed Consolidated Financial Statements.

GenCorp Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1. Basis of Presentation and Nature of Operations

GenCorp Inc. (“GenCorp” or the “Company”) has prepared the accompanying Unaudited Condensed Consolidated Financial Statements, including its accounts and the accounts of its wholly-owned and majority-owned subsidiaries, in accordance with the instructions to Form 10-Q. The year-end condensed consolidated balance sheet was derived from audited financial statements but does not include all of the disclosures required by accounting principles generally accepted in the United States of America (“GAAP”). These interim financial statements should be read in conjunction with the financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2012, as filed with the Securities and Exchange Commission (“SEC”). Certain reclassifications have been made to financial information for the prior year to conform to the current year’s presentation.

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

Aerospace and Defense — includes the operations of Aerojet Rocketdyne, Inc. (“Aerojet Rocketdyne”), a leading technology-based designer, developer and manufacturer of aerospace and defense products and systems for the United States (“U.S.”) government, specifically the Department of Defense (“DoD”) and the National Aeronautics and Space Administration (“NASA”), and major aerospace and defense prime contractors. Aerojet Rocketdyne is a world-recognized specialized engineering and manufacturing company that develops and produces propulsion systems for defense and space applications, and armament systems for precision tactical systems and munitions applications, and is considered the market leader in liquid launch propulsion and hypersonic systems.

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

In July 2012, the Company signed a stock and asset purchase agreement (the “Original Purchase Agreement”) with United Technologies Corporation (“UTC”) to acquire the Pratt & Whitney Rocketdyne division (the “Rocketdyne Business”) from UTC for $550 million (the “Acquisition”). The Rocketdyne Business was the largest liquid rocket propulsion designer, developer, and manufacturer in the U.S. On June 10, 2013, the Federal Trade Commission (“FTC”) announced that it closed its investigation into the Acquisition under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. On June 12, 2013, the Company and UTC entered into an amended and restated stock and asset purchase agreement, (the “Amended and Restated Purchase Agreement”), which amended and restated the Original Purchase Agreement, as amended. On June 14, 2013, the Company completed the acquisition of substantially all of the Rocketdyne Business pursuant to the Amended and Restated Purchase Agreement. The aggregate consideration to UTC was $411 million, paid in cash, which represents the initial purchase price of $550 million reduced by $55 million relating to the pending future acquisition of UTC’s 50% ownership interest of RD Amross, LLC (a joint venture with NPO Energomash of Khimki, Russia which sells RD-180 engines to RD Amross) and the portion of the UTC business that markets and supports the sale of RD-180 engines. The acquisition of UTC’s 50% ownership interest of RD Amross and UTC’s related business is contingent upon certain conditions including receipt of the Russian governmental regulatory approvals, which may not be obtained. The purchase price was further adjusted for changes in customer advances, capital expenditures and other net assets, and is subject further to post-closing adjustments (see Note 3).

As of November 30, 2012, the Company classified its Liquid Divert and Attitude Control Systems (the “LDACS”) business as assets held for sale because the Company expected that it would be required to divest the LDACS product line in order to consummate the Acquisition. However, as of May 31, 2013, the Company believed that it would not be required to divest the LDACS product line in order to consummate the Acquisition based on conversations with the FTC. On June 10, 2013, the FTC announced that it closed its investigation into the Acquisition under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and the Company was not required to divest its LDACS business (see Note 15).

On August 31, 2004, the Company completed the sale of its GDX Automotive (“GDX”) business. On November 30, 2005, the Company completed the sale of the Fine Chemicals business. The remaining subsidiaries after the sale of GDX Automotive, including Snappon SA, and the Fine Chemicals business are classified as discontinued operations in the Unaudited Condensed Consolidated Financial Statements (see Note 12).

The Company’s fiscal year ends on November 30 of each year. The fiscal year of the Company’s subsidiary, Aerojet Rocketdyne, ends on the last Saturday of November. As a result of the 2013 calendar, Aerojet Rocketdyne had 14 weeks of operations in the first quarter of fiscal 2013 compared to 13 weeks of operations in the first quarter of fiscal 2012. The additional week of operations in the first quarter of fiscal 2013 accounted for $27.8 million in additional net sales. The operating results of the Rocketdyne Business are included in the Company’s Unaudited Condensed Consolidated Financial Statements since the acquisition date within the Company’s Aerospace and Defense segment. Net sales of the Rocketdyne Business included in the Company’s operating results for the three and nine months ended August 31, 2013 from the acquisition date of June 14, 2013 were $136.8 million.

A detailed description of the Company’s significant accounting policies can be found in the Company’s most recent Annual Report on Form 10-K for the fiscal year ended November 30, 2012.

Recently Adopted Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (the “FASB”) issued amended guidance on the presentation of comprehensive income. The amended guidance eliminates one of the presentation options provided by current GAAP, which is to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. In addition, it gives an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This guidance was effective for the Company beginning in the first quarter of fiscal 2013, and was applied retrospectively. As the accounting standard only impacted disclosures, the new standard did not have an impact on the Company’s financial position, results of operations, or cash flows.

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

New Accounting Pronouncement

In July 2013, the FASB issued an amendment to the accounting guidance related to the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss or a tax credit carryforward exists. The guidance requires an unrecognized tax benefit to be presented as a decrease in a deferred tax asset where a net operating loss, a similar tax loss, or a tax credit carryforward exists and certain criteria are met. This guidance is effective prospectively for annual and interim reporting periods beginning after December 15, 2013. The Company is currently evaluating the potential impact of the adoption of this guidance on its consolidated financial statements.

Note 2. Income (Loss) Per Share of Common Stock

A reconciliation of the numerator and denominator used to calculate basic and diluted income (loss) per share of common stock (“EPS”) is presented in the following table:

	Three months ended August 31,		Nine months ended August 31,
	2013	2012	2013	2012
	(In millions, except per share amounts; shares in thousands)
Numerator:
Income (loss) from continuing operations	$197.6	$(8.7)	$171.8	$(5.0)
Loss from discontinued operations, net of income taxes	(0.2)	(0.8)	(0.2)	(0.4)

Net income (loss)	197.4	(9.5)	171.6	(5.4)
Income allocated to participating securities	(3.4)	—	(3.3)	—

Net income (loss) for basic earnings per share	194.0	(9.5)	168.3	(5.4)
Interest on convertible subordinated debentures	2.0	—	6.1	—

Net income (loss) for diluted earnings per share	$196.0	$(9.5)	$174.4	$(5.4)

Denominator:
Basic weighted average shares	59,699	59,027	59,491	58,937
Effect of:
Convertible subordinated notes	22,174	—	22,200	—
Employee stock options	217	—	192	—

Diluted weighted average shares	82,090	59,027	81,883	58,937

Basic EPS:
Income (loss) per share from continuing operations	$3.25	$(0.15)	$2.83	$(0.08)
Loss from discontinued operations, net of income taxes	—	(0.01)	—	(0.01)

Net income (loss) per share	$3.25	$(0.16)	$2.83	$(0.09)

Diluted EPS:
Income (loss) per share from continuing operations	$2.39	$(0.15)	$2.13	$(0.08)
Loss from discontinued operations, net of income taxes	—	(0.01)	—	(0.01)

Net income (loss) per share	$2.39	$(0.16)	$2.13	$(0.09)

The following table sets forth the potentially dilutive securities excluded from the computation because their effect would have been anti-dilutive:

	Three months ended August 31,		Nine months ended August 31,
	2013	2012	2013	2012
	(In thousands)
4.0625% Convertible Subordinated Debentures (“4 1⁄16% Debentures”)	—	22,219	—	22,219
Employee stock options	—	1,034	—	1,034
Unvested restricted shares	1,031	1,199	1,125	1,060

Total potentially dilutive securities	1,031	24,452	1,125	24,313

Note 3. Acquisition

In July 2012, the Company signed the Original Purchase Agreement with UTC to acquire the Rocketdyne Business from UTC for $550.0 million. On June 10, 2013, the FTC announced that it closed its investigation into the Acquisition under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. On June 12, 2013, the Company entered into an Amended and Restated Purchase Agreement with UTC, which amended and restated the Original Purchase Agreement, as amended. On June 14, 2013, the Company completed the Acquisition of substantially all of the Rocketdyne Business pursuant to the Amended and Restated Purchase Agreement.

The aggregate consideration to UTC was $411.2 million, paid in cash, which represents the initial purchase price of $550.0 million reduced by $55.0 million relating to the pending future acquisition of UTC’s 50% ownership interest of RD Amross, (a joint venture with NPO Energomash of Khimki, Russia which sells RD-180 engines to RD Amross), and the portion of the UTC business that markets and supports the sale of RD-180 engines. The purchase price was further adjusted for changes in customer advances, capital expenditures and other net assets, and is subject further to post-closing adjustments. The components of the estimated purchase price to UTC are as follows (in millions):

Purchase Price	$495.0
Customer advances adjustment	(57.3)
Capital expenditures adjustment	(29.8)
Target net asset adjustment	3.3

Cash payment to UTC	$411.2

The Company received a revised purchase price computation from UTC on September 12, 2013 and, per the terms and conditions of the Amended and Restated Purchase Agreement, the Company has 90 days to respond. No adjustment to the estimated preliminary purchase price has been reflected in the Company’s financial statements as of August 31, 2013.

On January 28, 2013, the Company issued $460.0 million in aggregate principal amount of its 7.125% Second-Priority Senior Secured Notes (the “7  1⁄8% Notes”). The 7  1⁄8% Notes were sold to qualified institutional buyers in accordance with Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”) and outside the U.S. in accordance with Regulation S under the Securities Act. The net proceeds of the 7  1⁄8% Notes offering were used to fund, in part, the acquisition of the Rocketdyne Business, and to pay related fees and expenses in June 2013 (see Note 7).

The Company incurred substantial expenses in connection with the Acquisition. A summary of the expenses related to the Acquisition recorded in fiscal 2012 ($11.6 million) and through the first nine months of fiscal 2013 ($18.8 million) is as follows (in millions):

Legal expenses	$16.4
Professional fees and consulting (1)	7.5
Internal labor	3.6
Costs related to the previously planned divestiture of the LDACS business, including $0.3 million of internal labor	1.7
Other	1.2

$30.4

(1)	A portion of the professional fees and consulting expenses may be recoverable in the future through the Company’s U.S. government contracts.

The operating results of the Rocketdyne Business are included in the Company’s Unaudited Condensed Consolidated Financial Statements since the acquisition date within the Company’s Aerospace and Defense segment. Effective June 14, 2013, deposits on leased facilities of $1.8 million and letters of credit of $12.3 million for various financial assurance obligations were issued in conjunction with the Acquisition.

The preliminary purchase price allocation has been developed based on preliminary estimates of the fair value of the assets and liabilities of the Rocketdyne Business. In addition, the allocation of the preliminary purchase price to acquired intangible assets is based on preliminary fair value estimates.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition date (in millions):

Current assets	$112.9
Property, plant and equipment, net	197.4
Other non-current assets	10.0

Total tangible assets acquired	320.3
Intangible assets acquired	120.3
Deferred income taxes	12.7
Liabilities assumed	(111.8)

Total identifiable net assets	341.5

Goodwill	$69.7

The preliminary purchase price allocation resulted in the recognition of $69.7 million in goodwill, all of which is deductible for tax purposes and included within the Company’s Aerospace and Defense segment. Goodwill recognized from the Acquisition primarily relates to the expected contributions of the Rocketdyne Business to the Company’s overall corporate strategy.

Intangible assets acquired in connection with the Rocketdyne Business included the following:

	Gross Carrying Amount (In millions)	Weighted Average Amortization Period (years)
Customer related	$99.3	7.7
Non-Compete Agreements	0.5	3.0
Trade name	20.5	30.0

Total intangible assets	$120.3

Net sales and net income of the Rocketdyne Business included in the Company’s operating results for the three and nine months ended August 31, 2013 from the acquisition date of June 14, 2013 were $136.8 million and $8.7 million, respectively. Amortization of intangible assets is not recoverable in the future through the Company’s U.S. government contracts. Additionally, the Company has a $9.5 million and $13.7 million indemnification receivable and payable to UTC as of August 31, 2013 (see Note 6(e) and (f)). Pursuant to the terms of the Amended and Restated Purchase Agreement, the Company is indemnified for certain matters.

The unaudited pro forma information for the periods set forth below gives effect to the Acquisition as if it had occurred at the beginning of each respective fiscal year. These amounts have been calculated after applying the Company’s accounting policies and adjusting the results of the Rocketdyne Business to reflect depreciation and amortization that would have been charged assuming the fair value adjustments to property, plant and equipment and intangible assets had been applied as at the beginning of each respective fiscal year, together with the tax effects, as applicable. The pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the Acquisition been consummated as of that time or that may result in the future.

	Three months ended		Nine months ended
	August 31, 2013	August 31, 2012	August 31, 2013	August 31, 2012
	Unaudited (In millions, expect per share amounts)
Net sales:
As reported	$367.5	$244.9	$897.8	$696.7
Pro forma	$367.5	$431.4	$1,277.4	$1,215.8
Net income (loss):
As reported	$197.4	$(9.5)	$171.6	$(5.4)
Pro forma	$13.1	$1.7	$25.9	$20.9
Basic EPS:
Income (loss) per share:
As reported	$3.25	$(0.16)	$2.83	$(0.09)
Pro forma	$0.22	$0.03	$0.43	$0.35
Diluted EPS:
Income (loss) per share:
As reported	$2.39	$(0.16)	$2.13	$(0.09)
Pro forma	$0.18	$0.03	$0.38	$0.33

Note 4. Stock-Based Compensation

Total stock-based compensation expense by type of award for the third quarter and first nine months of fiscal 2013 and 2012 was as follows:

	Three months ended August 31,		Nine months ended August 31,
	2013	2012	2013	2012
	(In millions)
Stock appreciation rights	$1.3	$2.3	$6.0	$2.7
Stock options	0.3	(0.1)	0.3	0.3
Restricted stock, service based	0.5	0.5	1.7	1.6
Restricted stock, performance based	1.3	0.2	1.7	0.5

Total stock-based compensation expense	$3.4	$2.9	$9.7	$5.1

Note 5. Income Taxes

The income tax (benefit) provision for the first nine months of fiscal 2013 and 2012 was as follows:

	Nine months ended August 31,
	2013	2012
	(In millions)
Federal current expense	$7.0	$6.1
State current expense	2.6	2.1
Net deferred expense	(207.2)	5.6
Benefit of research credits	(2.0)	—

Total income tax (benefit) provision	$(199.6)	$13.8

During the first nine months of fiscal 2013, the Company recorded an income tax benefit of $199.6 million primarily as a result of releasing a valuation allowance of $188.6 million in the third quarter of fiscal 2013 for previously provided for deferred tax assets.

The amount of the valuation allowance released by the Company represents a portion of deferred tax assets that was deemed more-likely-than-not that the Company will realize the benefits based on the analysis in which the positive evidence outweighed the negative evidence.

A valuation allowance is required when it is more-likely-than-not that all or a portion of deferred tax assets may not be realized. Establishment and removal of a valuation allowance requires management to consider all positive and negative evidence and make a judgmental decision regarding the amount of valuation allowance required as of a reporting date. The weight given to the evidence is commensurate with the extent to which it can be objectively verified. In the evaluation as of August 31, 2013, management has considered all available evidence, both positive and negative, including but not limited to the following:

Positive evidence

•	The anticipated three year cumulative income position as of the end of fiscal 2013;

•	The improved pro forma historical operating results when combined with that of the Rocketdyne Business, continued growth in contract backlog, and the anticipated impact of the Rocketdyne Business financial results on the Company’s forecasted financial performance;

•	The anticipated decrease in the projected pension obligation at the next measurement date due to the upward trend in the discount rate during fiscal 2013, which will result in lower future projected pension expense; and

•	The Company’s recent history of generating taxable income which has allowed for the utilization of tax credit carryfowards.

Negative evidence

•	The lack of objective, verifiable evidence to predict future aerospace and defense spending associated with the Budget Control Act of 2011, including which governmental spending accounts may be subject to sequestration, the percentage reduction with respect thereto, and the latitude agencies will have in selecting specific expenditures to cut;

•	The Company’s defined benefit pension obligation and related impact it could have in future years; and

•	The additional indebtedness incurred in fiscal 2013 related to the acquisition of the Rocketdyne Business.

As of August 31, 2013, management believes that the weight of the positive evidence outweighed the negative evidence regarding the realization of the net deferred tax assets. It is likely that the remaining valuation allowance of approximately $95 million related to the projected pension funded status as of November 30, 2013 could be released in the fourth quarter of fiscal 2013 to other comprehensive income. Management will continue to evaluate the ability to realize the Company’s net deferred tax assets and the related valuation allowance on a quarterly basis.

Note 6. Balance Sheet Accounts

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

	Total	Fair value measurement at August 31, 2013
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In millions)
Money market funds	$173.3	$173.3	$—	$—

	Total	Fair value measurement at November 30, 2012
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In millions)
Money market funds	$166.0	$166.0	$—	$—

As of August 31, 2013, a summary of cash and cash equivalents and the grantor trust by investment type is as follows:

	Total	Cash and Cash Equivalents	Money Market Funds
	(In millions)
Cash and cash equivalents	$181.9	$21.3	$160.6
Grantor trust (included as a component of other current and noncurrent assets)	12.7	—	12.7

	$194.6	$21.3	$173.3

The carrying amounts of certain of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, accrued compensation, and other accrued liabilities, approximate fair value because of their short maturities.

The estimated fair value and principal amount for the Company’s outstanding debt is presented below:

	Fair Value		Principal Amount
	August 31, 2013	November 30, 2012	August 31, 2013	November 30, 2012
	(In millions)
Term loan	$45.6	$47.5	$45.6	$47.5
7 1⁄8% Notes	484.5	—	460.0	—
4 1⁄16% Debentures	339.7	246.0	198.4	200.0
Other debt	1.1	1.2	1.1	1.2

	$870.9	$294.7	$705.1	$248.7

The fair values of the 7  1⁄8% Notes and 4  1⁄16% Debentures were determined using broker quotes that are based on open markets of the Company’s debt securities as of August 31, 2013 and November 30, 2012 (both Level 2 securities). The fair value of the term loan and other debt was determined to approximate carrying value.

b. Accounts Receivable

	August 31, 2013	November 30, 2012
	(In millions)
Billed	$73.3	$49.4
Unbilled	145.3	62.0

Total receivables under long-term contracts	218.6	111.4
Other receivables	0.7	0.1

Accounts receivable	$219.3	$111.5

c. Inventories

	August 31, 2013	November 30, 2012
	(In millions)
Long-term contracts at average cost	$335.7	$256.4
Progress payments	(208.8)	(209.9)

Total long-term contract inventories	126.9	46.5
Total other inventories	1.0	0.4

Inventories	$127.9	$46.9

d. Property, Plant and Equipment, net

	August 31, 2013	November 30, 2012
	(In millions)
Land	$67.2	$29.6
Buildings and improvements	220.5	158.5
Machinery and equipment	465.9	343.5
Construction-in-progress	55.7	36.9

	809.3	568.5
Less: accumulated depreciation	(444.7)	(424.6)

Property, plant and equipment, net	$364.6	$143.9

e. Other Noncurrent Assets, net

	August 31, 2013	November 30, 2012
	(In millions)
Deferred financing costs	$19.3	$7.0
Recoverable from the U.S. government for conditional asset retirement obligations	15.1	13.8
Indemnification receivable from UTC	9.5	—
Grantor trust	11.6	12.1
Other	10.5	18.2

Other noncurrent assets, net	$66.0	$51.1

f. Other Current Liabilities

	August 31, 2013	November 30, 2012
	(In millions)
Accrued compensation and employee benefits	$91.2	$49.6
Interest payable	19.2	6.3
Payable to UTC	13.7	—
Contract loss provisions	8.5	5.7
Legal settlements	2.7	7.0
Other	57.1	34.7

Other current liabilities	$192.4	$103.3

g. Other Noncurrent Liabilities

	August 31, 2013	November 30, 2012
	(In millions)
Conditional asset retirement obligations	$22.5	$20.8
Pension benefits, non-qualified	18.6	18.9
Deferred compensation	9.3	8.4
Deferred revenue	8.2	8.6
Legal settlements	0.3	2.3
Other	9.9	9.5

Other noncurrent liabilities	$68.8	$68.5

h. Accumulated Other Comprehensive Loss, Net of Income Taxes

	August 31, 2013	November 30, 2012
	(In millions)
Actuarial losses, net	$(421.6)	$(491.0)
Prior service credits	4.1	4.7

Accumulated other comprehensive loss, net of income taxes	$(417.5)	$(486.3)

During the three and nine months ended August 31, 2013, the Company reclassified $23.0 million and $68.8 million, respectively, from accumulated other comprehensive loss to retirement benefit expense. During the three and nine months ended August 31, 2012, the Company reclassified $14.6 million and $44.1 million, respectively, from accumulated other comprehensive loss to retirement benefit expense.

Note 7. Long-term Debt

	August 31, 2013	November 30, 2012
	(In millions)
Term loan, bearing interest at variable rates (rate of 3.69% as of August 31, 2013), payable in quarterly installments of $0.6 million plus interest, maturing in November 2016	$45.6	$47.5

Total senior debt	45.6	47.5

Senior secured notes, bearing interest at 7.125% per annum, interest payments due in March and September, maturing in March 2021	460.0	—

Total senior secured notes	460.0	—

Convertible subordinated debentures, bearing interest at 2.25% per annum, interest payments due in May and November, maturing in November 2024	0.2	0.2
Convertible subordinated debentures, bearing interest at 4.0625% per annum, interest payments due in June and December, maturing in December 2034	198.4	200.0

Total convertible subordinated notes	198.6	200.2

Capital lease, payable in monthly installments, maturing in March 2017	0.9	1.0

Total other debt	0.9	1.0

Total debt	705.1	248.7
Less: Amounts due within one year	(2.8)	(2.7)

Total long-term debt	$702.3	$246.0

Senior Credit Facility

On November 18, 2011, the Company entered into the senior credit facility (the “Senior Credit Facility”) with the lenders identified therein and Wells Fargo Bank, National Association, as administrative agent, which replaced the Company’s prior credit facility.

On May 30, 2012, the Company executed an amendment (the “First Amendment”) to the Senior Credit Facility with the lenders identified therein, and Wells Fargo Bank, National Association, as administrative agent. The First Amendment, among other things, (1) provided for an incremental facility of up to $50.0 million through additional borrowings under the term loan facility and/or increases under the revolving credit facility, (2) provided greater flexibility with respect to the Company’s ability to incur indebtedness to support permitted acquisitions, and (3) increased the aggregate limitation on sale leasebacks from $20.0 million to $30.0 million during the term of the Senior Credit Facility.

On August 16, 2012, the Company, executed an amendment (the “Second Amendment”) to the Senior Credit Facility with the lenders identified therein, and Wells Fargo Bank, National Association, as administrative agent. The Second Amendment, among other things, (1) allowed for the incurrence of up to $510 million of second lien indebtedness in connection with the Acquisition, and (2) provided for a committed delayed draw term loan facility of $50 million under which the Company was entitled to draw in connection with the Acquisition or up through August 9, 2013. This delayed draw term loan facility expired undrawn in August 2013.

On January 14, 2013, the Company, executed an amendment (the “Third Amendment”) to the Senior Credit Facility with the lenders identified therein, and Wells Fargo Bank, National Association, as administrative agent. The Third Amendment, among other things, allowed for the 7 1⁄8% Notes to be secured by a first priority security interest in the escrow account into which the proceeds of the 7 1⁄8% Notes offering were deposited pending the consummation of the Acquisition.

In connection with the consummation of the Acquisition, GenCorp added Pratt & Whitney Rocketdyne, Inc. (“PWR”), Arde, Inc. (“Arde”) and Arde-Barinco, Inc. (“Arde-Barinco”) as subsidiary guarantors under its Senior Credit Facility pursuant to that certain Joinder Agreement, dated as of June 14, 2013, by and among PWR, Arde, Arde-Barinco, GenCorp and Wells Fargo Bank, National Association, as administrative agent. In connection with the consummation of the Acquisition, the name of PWR was changed to Aerojet Rocketdyne of DE, Inc. and the name of Aerojet-General Corporation, an existing subsidiary guarantor at the time of the Acquisition, was changed to Aerojet Rocketdyne, Inc.

The Senior Credit Facility, as amended, provides for credit of up to $250.0 million in aggregate principal amount of senior secured financing, consisting of:

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

As of August 31, 2013, the Company had $58.1 million outstanding letters of credit under the $100.0 million subfacility for standby letters of credit and had $45.6 million outstanding under the term loan facility.

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

Aerojet Rocketdyne, Aerojet Rocketdyne of DE, Inc., Arde and Arde-Barinco guarantee the payment obligations under the Senior Credit Facility. All obligations under the Senior Credit Facility are further secured by (i) all equity interests owned or held by the loan parties, including interests in the Company’s Easton subsidiary and 66% of the voting stock (and 100% of the non-voting stock) of all present and future first-tier foreign subsidiaries of the loan parties; (ii) substantially all of the tangible and intangible personal property and assets of the loan parties; and (iii) certain real property owned by the loan parties located in Orange, Virginia and Redmond, Washington. Except for certain real property located in Canoga Park, California acquired in connection with the consummation of the Acquisition, the Company’s real property located in California, including the real estate holdings of Easton, are excluded from collateralization under the Senior Credit Facility.

The Company is subject to certain limitations including the ability to incur additional debt, make certain investments and acquisitions, and make certain restricted payments, including stock repurchases and dividends. The Senior Credit Facility includes events of default usual and customary for facilities of this nature, the occurrence of which could lead to an acceleration of the Company’s obligations thereunder. Additionally, the Senior Credit Facility includes certain financial covenants, including that the Borrower maintain (i) a maximum total leverage ratio, calculated net of cash up to a maximum of $100.0 million, of 4.25 to 1.00 through fiscal periods ending November 30, 2014 and 4.00 to 1.00 thereafter; and (ii) a minimum interest coverage ratio of 2.40 to 1.00.

Financial Covenant	Actual Ratios as of August 31, 2013	Required Ratios
Interest coverage ratio, as defined under the Senior Credit Facility	4.65 to 1.00	Not less than: 2.4 to 1.00
Leverage ratio, as defined under the Senior Credit Facility	2.81 to 1.00	Not greater than: 4.25 to 1.00

The Company was in compliance with its financial and non-financial covenants as of August 31, 2013.

7.125% Second-Priority Senior Secured Notes

On January 28, 2013, the Company issued $460.0 million in aggregate principal amount of its 7 1⁄8% Notes. The 7 1⁄8% Notes were sold to qualified institutional buyers in accordance with Rule 144A under the Securities Act and outside the U.S. in accordance with Regulation S under the Securities Act. The 7 1⁄8% Notes mature on March 15, 2021, subject to early redemption described below. The 7 1⁄8% Notes pay interest semi-annually in cash in arrears on March 15, and September 15, of each year, beginning on March 15, 2013.

The gross proceeds from the sale of the 7 1⁄8% Notes (after deducting underwriting discounts), plus an amount sufficient to fund a Special Mandatory Redemption (as defined below), including accrued interest on the 7 1⁄8% Notes, were deposited into escrow pending the consummation of the Acquisition pursuant to an escrow agreement (the “Escrow Agreement”) by and among the Company and U.S. Bank National Association, as trustee for the 7 1⁄8% Notes, as escrow agent and as bank and securities intermediary. Pursuant to the Escrow Agreement, the Company continued to deposit accrued interest on the 7 1⁄8% Notes on a monthly basis until the satisfaction of the conditions to release the proceeds from escrow. On June 14, 2013, the conditions to release the proceeds from escrow were satisfied and escrow funds were released in connection with the consummation of the Acquisition.

The 7 1⁄8% Notes are redeemable at the Company’s option, in whole or in part, at any time prior to March 15, 2016 at a price equal to 100% of the principal amount, plus any accrued and unpaid interest to the date of redemption, plus an applicable premium (as defined in the 7 1⁄8% Notes indenture). Thereafter, the Company may redeem the 7 1⁄8% Notes, at any time on or after March 15, 2016, at redemption prices (expressed as percentages of principal amount) set forth below plus accrued and unpaid interest and additional interest, if any, thereon, to the applicable redemption date, if redeemed during the twelve-month period beginning March 15 of the years indicated below:

Year	Redemption Price
2016	105.344%
2017	103.563%
2018	101.781%
2019 and thereafter	100.000%

In addition, before March 15, 2016, the Company may redeem up to 35% of the original aggregate principal amount of the 7 1⁄8% Notes at a redemption price equal to 107.125% of the aggregate principal amount of the 7 1⁄8% Notes, plus accrued interest, with the proceeds from certain types of public equity offerings.

The 7 1⁄8% Notes are fully and unconditionally guaranteed on a second-priority senior secured basis by each of the Company’s existing and future subsidiaries that guarantee its obligations under the Company’s existing Senior Credit Facility. These subsidiary guarantors are Aerojet Rocketdyne, Aerojet Rocketdyne of DE, Inc. (formerly PWR), Arde and Arde-Barinco. The 7 1⁄8% Notes are also secured on a second-priority basis by the assets (other than real property) that secure the Company’s and its guarantors’ obligations under the Senior Credit Facility, subject to certain exceptions and permitted liens.

Upon the occurrence of a change of control (as defined in the 7 1⁄8% Notes indenture), if the Company has not previously exercised its right to redeem all of the outstanding 7 1⁄8% Notes pursuant to the Special Mandatory Redemption or an optional redemption as described in the indenture, the Company must offer to repurchase the 7 1⁄8% Notes at 101% of the principal amount of the 7 1⁄8% Notes, plus accrued and unpaid interest to the date of repurchase.

The 7 1⁄8% Notes indenture contains certain covenants limiting the Company’s ability and the ability of its restricted subsidiaries (as defined in the 7 1⁄8% Notes indenture) to, subject to certain exceptions and qualifications: (i) incur additional indebtedness; (ii) pay dividends or make other distributions on, redeem or repurchase, capital stock; (iii) make investments or other restricted payments; (iv) create or incur certain liens; (v) incur restrictions on the payment of dividends or other distributions from its restricted subsidiaries; (vi) enter into transactions with affiliates; (vii) sell assets; or (viii) effect a consolidation or merger.

The 7 1⁄8% Notes indenture also contains customary events of default, including, among other things, failure to pay interest, failure to comply with certain repurchase provisions, breach of certain covenants, failure to pay at maturity or acceleration of other indebtedness, failure to pay certain judgments, and certain events of insolvency or bankruptcy. Generally, if any event of default occurs, the 7 1⁄8% Notes trustee or the holders of at least 25% in principal amount of the 7 1⁄8% Notes may declare the 7 1⁄8% Notes due and payable by providing notice to the Company. In case of default arising from certain events of bankruptcy or insolvency, the 7 1⁄8% Notes will become immediately due and payable.

The Company used the net proceeds of the 7 1⁄8% Notes offering to fund, in part, the acquisition of the Rocketdyne Business, and to pay related fees and expenses.

2 1⁄4% Convertible Subordinated Debentures

As of August 31, 2013, the Company had $0.2 million outstanding principal amount of its 2 1⁄4% Debentures.

4.0625% Convertible Subordinated Debentures

In December 2009, the Company issued $200.0 million in aggregate principal amount of 4 1⁄16% Debentures in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. The 4 1⁄16% Debentures mature on December 31, 2039, subject to earlier redemption, repurchase, or conversion. Interest on the 4 1⁄16% Debentures accrues at 4.0625% per annum and is payable semiannually in arrears on June 30 and December 31 of each year, beginning June 30, 2010 (or if any such day is not a business day, payable on the following business day), and the Company may elect to pay interest in cash or, generally on any interest payment that is at least one year after the original issuance date of the 4 1⁄16% Debentures, in shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock, at the Company’s option, subject to certain conditions.

The 4 1⁄16% Debentures are general unsecured obligations of the Company and rank equal in right of payment to all of the Company’s other existing and future unsecured subordinated indebtedness, including the 2 1⁄4% Debentures. The 4 1⁄16% Debentures rank junior in right of payment to all of the Company’s existing and future senior indebtedness, including all of its obligations under its Senior Credit Facility and all of its existing and future senior subordinated indebtedness. In addition, the 4 1⁄16% Debentures are effectively subordinated to any of the Company’s collateralized debt, to the extent of such collateral, and to any and all debt and liabilities including trade debt of its subsidiaries.

Each holder of the 4 1⁄16% Debentures may convert its 4 1⁄16% Debentures into shares of the Company’s common stock at a conversion rate of 111.0926 shares per $1,000 principal amount, representing a conversion price of approximately $9.00 per share, subject to adjustment. In addition, if the holders elect to convert their 4 1⁄16% Debentures in connection with the occurrence of certain fundamental changes to the Company as described in the indenture, the holders will be entitled to receive additional shares of common stock upon conversion in some circumstances. Upon any conversion of the 4 1⁄16% Debentures, subject to certain exceptions, the holders will not receive any cash payment representing accrued and unpaid interest.

The Company may at any time redeem any 4 1⁄16% Debentures for cash (except as described below with respect to any make-whole premium that may be payable) if the last reported sales price of the Company’s common stock has been at least 150% of the conversion price then in effect for at least twenty (20) trading days during any thirty (30) consecutive trading day period ending within five (5) trading days prior to the date on which the Company provides the notice of redemption.

The Company may redeem the 4 1⁄16% Debentures either in whole or in part at a redemption price equal to (i) 100% of the principal amount of the 4 1⁄16% Debentures to be redeemed, plus (ii) accrued and unpaid interest, if any, up to, but excluding, the redemption date, plus (iii) if the Company redeems the 4 1⁄16% Debentures prior to December 31, 2014, a “make-whole premium” equal to the present value of the remaining scheduled payments of interest that would have been made on the 4 1⁄16% Debentures to be redeemed had such 4 1⁄16% Debentures remained outstanding from the redemption date to December 31, 2014. Any make-whole premium is payable in cash, shares of the Company’s common stock or a combination of cash and shares, at the Company’s option, subject to certain conditions.

Each holder may require the Company to repurchase all or part of its 4 1⁄16% Debentures on December 31, 2014, 2019, 2024, 2029 and 2034 (each, an “optional repurchase date”) at an optional repurchase price equal to (1) 100% of their principal amount, plus (2) accrued and unpaid interest, if any, up to, but excluding, the date of repurchase. The Company may elect to pay the optional repurchase price in cash, shares of the Company’s common stock, or a combination of cash and shares of the Company’s common stock, at the Company’s option, subject to certain conditions.

If a fundamental change to the Company, as described in the indenture governing the 4 1⁄16% Debentures, occurs prior to maturity, each holder will have the right to require the Company to purchase all or part of its 4 1⁄16% Debentures for cash at a repurchase price equal to 100% of their principal amount, plus accrued and unpaid interest, if any, up to, but excluding, the repurchase date.

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

Effective December 21, 2010, in accordance with the terms of the indenture, the restrictive legend on the 4 1⁄16% Debentures was removed and the 4 1⁄16% Debentures are freely tradable pursuant to Rule 144 under the Securities Act of 1933 without volume restrictions by any holder that is not an affiliate of the Company at the time of sale and has not been an affiliate during the preceding three months.

Issuance of the 4 1⁄16% Debentures generated net proceeds of $194.1 million, which were used to repurchase long-term debt and other debt related costs.

During the third quarter of fiscal 2013, $1.6 million of 4 1⁄16% Debentures were converted to common stock.

Note 8. Commitments and Contingencies

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

Groundwater Litigation

In December 2011, Aerojet Rocketdyne received notice of a lawsuit, Sun Ridge LLC, et al. v. Aerojet-General Corporation, et al., Case No. 34-2011-00114675, filed in Sacramento County Superior Court. The complaint, which also names McDonnell Douglas Corporation (now Boeing Corporation), was filed by owners of properties adjacent to the Aerojet Rocketdyne property in Rancho Cordova, California and alleges damages attributable to contamination of groundwater including diminution of property value and increased costs associated with ensuring water supplies in connection with real estate development. That matter was dismissed without prejudice and the parties entered into settlement discussions. The parties are participating in mediation at which a tentative settlement was reached. Negotiations of the definitive settlement documents are continuing and there can be no assurance the parties will ultimately finalize this tentative settlement. As of August 31, 2013, the Company has accrued $0.2 million, which represents its share of the proposal.

Asbestos Litigation

The Company has been, and continues to be, named as a defendant in lawsuits alleging personal injury or death due to exposure to asbestos in building materials, products, or in manufacturing operations. The majority of cases are pending in Texas and Pennsylvania. There were 134 asbestos cases pending as of August 31, 2013.

Given the lack of any significant consistency to claims (i.e., as to product, operational site, or other relevant assertions) filed against the Company, the Company is unable to make a reasonable estimate of the future costs of pending claims or unasserted claims. Accordingly, no estimate of future liability has been accrued.

In 2011, Aerojet Rocketdyne received a letter demand from AMEC, plc, the successor entity to the 1981 purchaser of the business assets of Barnard & Burk, Inc., a former Aerojet Rocketdyne subsidiary, for Aerojet Rocketdyne to assume the defense of sixteen asbestos cases, involving 271 plaintiffs, pending in Louisiana, and reimbursement of over $1.7 million in past legal fees and expenses. AMEC is asserting that Aerojet Rocketdyne retained those liabilities when it sold the Barnard & Burk assets and agreed to indemnify the purchaser therefor. Under the relevant purchase agreement, the purchaser assumed only certain, specified liabilities relating to the operation of Barnard & Burk before the sale, with Barnard & Burk retaining all unassumed pre-closing liabilities, and Aerojet Rocketdyne agreed to indemnify the purchaser against unassumed liabilities that are asserted against it. Based on the information provided, Aerojet Rocketdyne declined to accept the liability and requested additional information from AMEC pertaining to the basis of the demand. On April 3, 2013, AMEC filed a complaint for breach of contract against Aerojet Rocketdyne in Sacramento County Superior Court, AMEC Construction Management, Inc. v. Aerojet-General Corporation, Case No. 342013001424718. Although AMEC served the complaint on Aerojet Rocketdyne, Aerojet Rocketdyne was granted an open extension of time in which to file a response in order to facilitate additional sharing of information and potential settlement negotiations. No estimate of liability has been accrued for this matter as of August 31, 2013.

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

As of August 31, 2013, the aggregate range of these anticipated environmental costs was $179.1 million to $301.0 million and the accrued amount was $179.1 million. See Note 8(c) for a summary of the environmental reserve activity. Of these accrued liabilities, approximately 95% relates to the Company’s U.S. government contracting business and a portion of this liability is recoverable. The significant environmental sites are discussed below. The balance of the accrued liabilities relates to other sites for which the Company’s obligations are probable and estimable.

Sacramento, California Site

In 1989, a federal district court in California approved a Partial Consent Decree (“PCD”) requiring Aerojet Rocketdyne, among other things, to conduct a Remedial Investigation and Feasibility Study (“RI/FS”) to determine the nature and extent of impacts due to the release of chemicals from the Sacramento, California site, monitor the American River and offsite public water supply wells, operate Groundwater Extraction and Treatment facilities (“GETs”) that collect groundwater at the site perimeter, and pay certain government oversight costs. The primary chemicals of concern for both on-site and off-site groundwater are trichloroethylene (“TCE”), perchlorate, and n-nitrosodimethylamine (“NDMA”). The PCD has been revised several times, most recently in 2002. The 2002 PCD revision (a) separated the Sacramento site into multiple operable units to allow quicker implementation of remedy for critical areas; (b) required the Company to guarantee up to $75 million (in addition to a prior $20 million guarantee) to assure that Aerojet Rocketdyne’s Sacramento remediation activities are fully funded; and (c) removed approximately 2,600 acres of non-contaminated land from the EPA superfund designation.

Aerojet Rocketdyne is involved in various stages of soil and groundwater investigation, remedy selection, design, and remedy construction associated with the operable units. In 2002, the EPA issued a Unilateral Administrative Order (“UAO”) requiring Aerojet Rocketdyne to implement the EPA-approved remedial action in the Western Groundwater Operable Unit. An identical order was issued by the California Regional Water Quality Control Board, Central Valley (“Central Valley RWQCB”). On July 7, 2011, the EPA issued Aerojet Rocketdyne its Approval of Remedial Action Construction Completion Report for Western Groundwater Operable Unit and its Determination of Remedy as Operational and Functional. On September 20, 2011, the EPA issued two UAOs to Aerojet Rocketdyne to complete a remedial design and implement remedial action for the Perimeter Groundwater Operable Unit. One UAO addresses groundwater and the other addresses soils within the Perimeter Groundwater Operable Unit. Issuance of the UAOs is the next step in the superfund process for the Perimeter Groundwater Operable Unit. Aerojet Rocketdyne submitted a final Remedial Investigation Report for the Boundary Operable Unit in 2010 and a revised Feasibility Study for the Boundary Operable Unit in 2012. A draft Remedial Investigation Report for the Island Operable Unit was submitted in January 2013. The remaining operable units are under various stages of investigation.

The entire southern portion of the site known as Rio Del Oro was under state orders issued in the 1990s from the Department of Toxic Substances Control (“DTSC”) to investigate and remediate environmental contamination in the soils and the Central Valley RWQCB to investigate and remediate groundwater environmental contamination. On March 14, 2008, the DTSC released all but approximately 400 acres of the Rio Del Oro property from DTSC’s environmental orders regarding soil contamination. Aerojet Rocketdyne expects the approximately 400 acres of Rio Del Oro property that remain subject to the DTSC orders to be released once the soil remediation has been completed. The Rio Del Oro property remains subject to the Central Valley RWQCB’s orders to investigate and remediate groundwater environmental contamination emanating offsite from such property. Pursuant to a settlement agreement entered into in 2009, Aerojet Rocketdyne and Boeing have defined responsibilities with respect to future costs and environmental projects relating to this property.

As of August 31, 2013, the estimated range of anticipated costs discussed above for the Sacramento, California site was $132.1 million to $203.7 million and the accrued amount was $132.1 million included as a component of the Company’s environmental reserves. Expenditures associated with this matter are partially recoverable. See Note 8(c) below for further discussion on recoverability.

Baldwin Park Operable Unit (“BPOU”)

As a result of its former Azusa, California operations, in 1994 Aerojet Rocketdyne was named a PRP by the EPA in the area of the San Gabriel Valley Basin superfund site known as the BPOU. Between 1995 and 1997, the EPA issued Special Notice Letters to Aerojet Rocketdyne and eighteen other companies requesting that they implement a groundwater remedy. On June 30, 2000, the EPA issued a UAO ordering the PRPs to implement a remedy consistent with the 1994 record of decision. Aerojet Rocketdyne, along with seven other PRPs (“the Cooperating Respondents”) signed a Project Agreement in late March 2002 with the San Gabriel Basin Water Quality Authority, the Main San Gabriel Basin Watermaster, and five water companies. The Project Agreement, which has a term of fifteen years, became effective May 9, 2002 and will terminate in May 2017. It is uncertain as to what remedial actions will be required beyond May 2017. However, the Project Agreement stipulates that the parties agree to negotiate in good faith in an effort to reach agreement as to the terms and conditions of an extension of the term in the event that a Final Record of Decision anticipates, or any of the parties desire, the continued operation of all or a substantial portion of the project facilities. Pursuant to the Project Agreement, the Cooperating Respondents fund through an escrow account the capital, operational, maintenance, and administrative costs of certain treatment and water distribution facilities to be owned and operated by the water companies. There are also provisions in the Project Agreement for maintaining financial assurance.

Aerojet Rocketdyne and the other Cooperating Respondents entered into an interim allocation agreement that establishes the interim payment obligations of the Cooperating Respondents for the costs incurred pursuant to the Project Agreement. Under the interim allocation, Aerojet Rocketdyne is responsible for approximately two-thirds of all project costs, including government oversight costs. All project costs are subject to reallocation among the Cooperating Respondents. Since entering into the Project Agreement, two of the cooperating respondents, Huffy Corporation (“Huffy”) and Fairchild Corporation (“Fairchild”), have filed for bankruptcy. Aerojet Rocketdyne and the other cooperating respondents have assumed Fairchild’s financial obligations while only the non-Aerojet Rocketdyne cooperating respondents have assumed Huffy’s obligations. Prior to filing for bankruptcy, Fairchild filed suit against the other Cooperating Respondents, but there had been little action in that litigation until the Court recently directed the parties to mediation. The interim allocation agreement expired, but until recently all Cooperating Respondents were paying in accordance with their interim allocations.

On June 24, 2010, Aerojet Rocketdyne filed a complaint against Chubb Custom Insurance Company in Los Angeles County Superior Court, Aerojet-General Corporation v. Chubb Custom Insurance Company Case No. BC440284, seeking declaratory relief and damages regarding Chubb’s failure to pay certain project modification costs and failure to issue an endorsement to add other water sources that may require treatment as required under insurance policies issued to Aerojet Rocketdyne and the other Cooperating Respondents. Aerojet Rocketdyne agreed to dismiss the case without prejudice and a settlement was reached. The Fairchild Bankruptcy Court must approve the settlement before it becomes effective. In August 2013, the Fairchild Bankruptcy Court denied a motion by the Cooperating Respondents (including Aerojet Rocketdyne) to approve the settlement with Chubb and directed the parties to mediation in an effort to resolve differences over the amounts of remediation costs previously paid by Fairchild and the Cooperating Respondents. The dismissal was without prejudice which allows Aerojet Rocketdyne and the Cooperating Respondents to re-file the motion at a later date if mediation is not successful.

As part of Aerojet Rocketdyne’s sale of its Electronics and Information Systems (“EIS”) business to Northrop in October 2001, the EPA approved a Prospective Purchaser Agreement with Northrop to absolve it of pre-closing liability for contamination caused by the Azusa, California operations, which liability remains with Aerojet Rocketdyne. As part of that agreement, the Company agreed to provide a $25 million guarantee of Aerojet Rocketdyne’s obligations under the Project Agreement.

As of August 31, 2013, the estimated range of anticipated costs through the term of the Project Agreement for the BPOU site, which expires in 2017, was $28.6 million to $59.5 million and the accrued amount was $28.6 million included as a component of the Company’s environmental reserves. As the Company is unable to reasonably estimate the costs and expenses of this matter after the expiration of the Project Agreement, no reserve has been accrued for this matter for the period after such expiration. Expenditures associated with this matter are partially recoverable. See Note 8(c) below for further discussion on recoverability.

Toledo, Ohio Site

The Company previously manufactured products for the automotive industry at a Toledo, Ohio site, which was adjacent to the Ottawa River. This facility was divested in 1990 and the Company indemnified the buyer for claims and liabilities arising out of certain pre-divestiture environmental matters. In August 2007, the Company, along with numerous other companies, received from the United States Department of Interior Fish and Wildlife Service a notice of a Natural Resource Damage (“NRD”) Assessment Plan for the Ottawa River and Northern Maumee Bay. A group of PRPs, including the Company, was formed to respond to the NRD assessment and to pursue funding from the Great Lakes Legacy Act for primary restoration. The restoration project performed by the group consisted of river dredging and land-filling river sediments with a total project cost in the range of approximately $47 million to $49 million, one half of which was funded through the Great Lakes Legacy Act and the net project costs to the PRP group was estimated at $23.5 million to $24.5 million. The dredging of the river that began in December 2009 has been completed. In February 2011, the parties reached an agreement on allocation. Still unresolved at this time is the actual NRD Assessment itself. In August 2013, the PRPs voted to accept the State and Federal Trustees’s proposal which increased the Company’s share by $0.1 million. A Consent Decree must be negotiated and approved before the settlement becomes final. As of August 31, 2013, the estimated range of the Company’s share of anticipated costs for the NRD matter was $0.2 million to $0.5 million. None of the expenditures related to this matter are recoverable.

In 2008, Textileather, the current owner of the former Toledo, Ohio site, filed a lawsuit against the Company claiming, among other things, that the Company failed to indemnify and defend Textileather for certain contractual environmental obligations. A second suit related to past and future RCRA closure costs was filed in late 2009. On May 5, 2010, the District Court granted the Company’s Motion for Summary Judgment, thereby dismissing the claims in the initial action. Textileather appealed to the Sixth Circuit Court of Appeals. On September 11, 2012, the Court of Appeals affirmed the District Court’s decision with respect to Textileather’s CERCLA cost recovery claims, but reversed the decision to dismiss its breach of contract claims. The case was remanded to the District Court for further proceedings consistent with the opinion of the Court of Appeals. On September 10, 2013, the parties executed the definitive settlement agreement resolving the dispute for a release for all non-PCB related environmental issues for $4.3 million to be paid in two payments in the 2013 calendar year. The Company has a reserve of $4.8 million for the settlement and PCB related environmental issues as of August 31, 2013.

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

A summary of the Company’s environmental reserve activity is shown below:

	Aerojet Rocketdyne - Sacramento	Aerojet Rocketdyne - BPOU	Other Aerojet Rocketdyne Sites	Total Aerojet Rocketdyne	Other	Total Environmental Reserve
	(In millions)
November 30, 2012	$140.5	$31.2	$10.8	$182.5	$7.0	$189.5
Adjustments	5.4	2.4	(0.2)	7.6	3.1	10.7
Expenditures	(13.8)	(5.0)	(1.8)	(20.6)	(0.5)	(21.1)

August 31, 2013	$132.1	$28.6	$8.8	$169.5	$9.6	$179.1

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

As part of the acquisition of the Atlantic Research Corporation (“ARC”) propulsion business in 2003, Aerojet Rocketdyne entered into an agreement with ARC pursuant to which Aerojet Rocketdyne is responsible for up to $20.0 million of costs (“Pre-Close Environmental Costs”) associated with environmental issues that arose prior to Aerojet Rocketdyne’s acquisition of the ARC propulsion business. Pursuant to a separate agreement with the U.S. government which was entered into prior to the completion of the ARC acquisition, these costs are recovered through the establishment of prices for Aerojet Rocketdyne’s products and services sold to the U.S. government. A summary of the Pre-Close Environmental Costs is shown below (in millions):

Pre-Close Environmental Costs	$20.0
Amount spent through August 31, 2013	(15.1)
Amount included as a component of reserves for environmental remediation costs in the unaudited condensed consolidated balance sheet as of August 31, 2013	(3.3)

Remaining Pre-Close Environmental Costs	$1.6

Estimated Recoveries

On January 12, 1999, Aerojet Rocketdyne and the U.S. government implemented the October 1997 Agreement in Principle (“Global Settlement”) resolving certain prior environmental and facility disagreements, with retroactive effect to December 1, 1998. Under the Global Settlement, Aerojet Rocketdyne and the U.S. government resolved disagreements about an appropriate cost-sharing ratio with respect to the clean-up costs of the environmental contamination at the Sacramento and the former Azusa sites. The Global Settlement cost-sharing ratio does not have a defined term over which costs will be recovered. Additionally, in conjunction with the sale of the EIS business in 2001, Aerojet Rocketdyne entered into an agreement with Northrop (the “Northrop Agreement”) whereby Aerojet Rocketdyne is reimbursed by Northrop for a portion of environmental expenditures eligible for recovery under the Global Settlement, subject to annual and cumulative limitations. The current annual billing limitation to Northrop is $6.0 million.

Pursuant to the Global Settlement covering environmental costs associated with Aerojet Rocketdyne’s Sacramento site and its former Azusa site, prior to the third quarter of fiscal 2010, approximately 12% of such costs related to the Sacramento site and former Azusa site were charged to the unaudited condensed consolidated statements of operations. Subsequent to the third quarter of fiscal 2010, because the Company’s estimated environmental costs reached the reimbursement ceiling under the Northrop Agreement, approximately 37% of such costs will not be reimbursable and were therefore directly charged to the unaudited condensed consolidated statements of operations.

Allowable environmental costs are charged to the Company’s contracts as the costs are incurred. Aerojet Rocketdyne’s mix of contracts can affect the actual reimbursement made by the U.S. government. Because these costs are recovered through forward-pricing arrangements, the ability of Aerojet Rocketdyne to continue recovering these costs from the U.S. government depends on Aerojet Rocketdyne’s sustained business volume under U.S. government contracts and programs and the relative size of Aerojet Rocketdyne’s commercial business. Annually, the Company evaluates Aerojet Rocketdyne’s forecasted business volume under U.S. government contracts and programs and the relative size of Aerojet Rocketdyne’s commercial business as part of its long-term business review.

Since the Acquisition closed in the third quarter of fiscal 2013, the prospective mix of contracts may affect the actual reimbursement made by the U.S. government. Under the Global settlement agreement, environmental costs will be allocable to the newly acquired business. Additionally, the Company is reviewing the percent of Global Settlement environmental costs allocable to its Aerojet Rocketdyne business and Northrop Grumman. Any change in the percent allocable will require approval from the U.S. government and if received, this change may materially and favorably affect the Company’s results of operations in the period received along with future periods.

Pursuant to the Northrop Agreement, environmental expenditures to be reimbursed are subject to annual limitations and the total reimbursements are limited to a ceiling of $189.7 million. A summary of the Northrop Agreement activity is shown below (in millions):

Total reimbursable costs under the Northrop Agreement	$189.7
Amount reimbursed to the Company through August 31, 2013	(99.7)

Potential future cost reimbursements available(1)	90.0
Long-term receivable from Northrop in excess of the annual limitation included in the unaudited condensed consolidated balance sheet as of August 31, 2013	(70.1)
Amounts recoverable from Northrop in future periods included as a component of recoverable from the U.S. government and other third parties for environmental remediation costs in the unaudited condensed consolidated balance sheet as of August 31, 2013	(19.9)

Potential future recoverable amounts available under the Northrop Agreement	$—

(1)	Includes the short-term receivable from Northrop of $6.0 million as of August 31, 2013.

The Company’s applicable cost estimates reached the cumulative limitation under the Northrop Agreement during the third quarter of fiscal 2010. The Company has expensed $20.8 million of environmental remediation provision adjustments above the cumulative limitation under the Northrop Agreement through August 31, 2013. Accordingly, subsequent to the third quarter of fiscal 2010, the Company has incurred a higher percentage of expense related to additions to the Sacramento site and BPOU site environmental reserve until an arrangement is reached with the U.S. government. While the Company is currently seeking an arrangement with the U.S. government to recover environmental expenditures in excess of the reimbursement ceiling identified in the Northrop Agreement, there can be no assurances that such a recovery will be obtained, or if not obtained, that such unreimbursed environmental expenditures will not have a materially adverse effect on the Company’s operating results, financial condition, and/or cash flows.

Environmental reserves and estimated recoveries impact to unaudited condensed consolidated statements of operations

The expenses associated with adjustments to the environmental reserves are recorded as a component of other expense, net in the unaudited condensed consolidated statements of operations. Summarized financial information for the impact of environmental reserves and recoveries to the unaudited condensed consolidated statements of operations is set forth below:

	Three months ended August 31,		Nine months ended August 31,
	2013	2012	2013	2012
	(In millions)
Estimated recoverable amounts under U.S. government contracts	$3.7	$13.3	$5.3	$18.6
Charge to unaudited condensed consolidated statement of operations	1.9	6.4	5.4	8.9

Total environmental reserve additions	$5.6	$19.7	$10.7	$27.5

Note 9. Redeemable Common Stock

The Company inadvertently failed to register with the SEC the issuance of certain of its common shares in its defined contribution 401(k) employee benefit plan (the “Plan”). As a result, certain Plan participants who purchased such securities pursuant to the Plan may have the right to rescind certain of their purchases for consideration equal to the purchase price paid for the securities (or if such security has been sold, to receive consideration with respect to any loss incurred on such sale) plus interest from the date of purchase. As of August 31, 2013 and November 30, 2012, the Company has classified 0.2 million and 0.4 million shares, respectively, as redeemable common stock because the redemption features are not within the control of the Company. The Company may also be subject to civil and other penalties by regulatory authorities as a result of the failure to register these shares. These shares have always been treated as outstanding for financial reporting purposes. In June 2008, the Company filed a registration statement on Form S-8 to register future transactions in the GenCorp Stock Fund in the Plan. During the first nine months of fiscal 2013 and 2012, the Company recorded ($0.3) million and $0.6 million, respectively, for realized (gains)/losses and interest associated with this matter.

Note 10. Arrangements with Off-Balance Sheet Risk

As of August 31, 2013, arrangements with off-balance sheet risk consisted of:

•	$58.1 million in outstanding commercial letters of credit expiring within the next twelve months, the majority of which may be renewed, primarily to collateralize obligations for environmental remediation and insurance coverage.

•	$43.7 million in outstanding surety bonds to satisfy indemnification obligations for environmental remediation coverage.

•	Up to $120.0 million aggregate in guarantees by GenCorp of Aerojet Rocketdyne’s obligations to U.S. government agencies for environmental remediation activities (see Note 8(b) for additional information).

•	$55.0 million pending future acquisition of UTC’s 50% ownership interest of RD Amross and potential future post-close adjustments to the purchase price of the Rocketdyne Business if there is an increase (see Note 3 for additional information).

•	Guarantees, joint and several, by the Company’s material domestic subsidiaries of its obligations under its Senior Credit Facility and 7 1⁄8% Notes.

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

Note 11. Retirement Benefits

Pension Benefits — Effective February 1, 2009 and July 31, 2009, future benefit accruals for non-collective bargaining-unit employees and collective bargaining-unit employees, respectively, were discontinued. No employees lost their previously earned pension benefits.

As of the last measurement date at November 30, 2012, the Company’s total defined benefit pension plan assets, total projected benefit obligations, and unfunded pension obligation for the tax-qualified pension plan were approximately $1,243.1 million, $1,717.7 million, and $454.5 million, respectively.

The Company does not expect to make any significant cash contributions to the tax-qualified defined benefit pension plan until fiscal 2015 or later.

In conjunction with the Acquisition, the Company recorded a $5.3 million pension liability associated with Rocketdyne’s bargaining unit employees. The annual expenses associated with the pension liability are allowable to be included in the Company’s contracts with the U.S. government (see Note 3).

Further, with the Office of Federal Procurement Policy issuance of the final rule harmonizing Cost Accounting Standard (“CAS”) 412, Composition and Measurement of Pension Cost, and CAS 413, Adjustment and Allocation of Pension Cost, with the Pension Protection Act (the “PPA”), the Company will recover portions of any required pension funding through its government contracts. Approximately 84% of the Company’s unfunded pension benefit obligation for its tax-qualified pension plan as of November 30, 2012 is related to its government contracting business segment, Aerojet Rocketdyne. Accordingly, the Company believes a significant portion of any future contributions to its tax-qualified defined benefit pension plan would be recoverable through its government contracts.

On July 6, 2012, the Moving Ahead for Progress in the 21st Century Act (“MAP-21”) was signed into law by the U.S. government. MAP-21, in part, provides temporary relief for employers who sponsor defined benefit pension plans related to funding contributions under the Employee Retirement Income Security Act of 1974. Specifically, MAP-21 implemented a 25-year average interest rate corridor around the 24-month interest rate used for purposes of determining minimum funding obligations. This relief is expected to defer cash contributions until fiscal 2015 or later.

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

Medical and Life Insurance Benefits — The Company provides medical and life insurance benefits to certain eligible retired employees, with varied coverage by employee group. Generally, employees hired after January 1, 1997 are not eligible for retiree medical and life insurance benefits. The medical benefit plan provides for cost sharing between the Company and its retirees in the form of retiree contributions, deductibles, and coinsurance. Medical and life benefit obligations are unfunded. Medical and life benefit cash payments for eligible retired Aerojet Rocketdyne and GenCorp employees are recoverable under the Company’s U.S. government contracts. Components of retirement benefit expense are:

	Pension Benefits		Postretirement Benefits
	Three months ended
	August 31, 2013	August 31, 2012	August 31, 2013	August 31, 2012
	(In millions)
Service cost	$1.7	$1.2	$—	$—
Interest cost on benefit obligation	15.3	18.4	0.6	0.9
Assumed return on plan assets	(24.1)	(24.8)	—	—
Amortization of prior service credits	—	—	(0.2)	—
Recognized net actuarial losses (gains)	23.7	15.5	(0.5)	(0.9)

Retirement benefit expense (benefit)	$16.6	$10.3	$(0.1)	$—

	Pension Benefits		Postretirement Benefits
	Nine months ended
	August 31, 2013	August 31, 2012	August 31, 2013	August 31, 2012
	(In millions)
Service cost	$4.4	$3.4	$0.1	$0.1
Interest cost on benefit obligation	45.7	55.2	1.8	2.4
Assumed return on plan assets	(72.3)	(74.4)	—	—
Amortization of prior service credits	—	—	(0.6)	—
Recognized net actuarial losses (gains)	71.0	46.5	(1.6)	(2.4)

Retirement benefit expense (benefit)	$48.8	$30.7	$(0.3)	$0.1

Note 12. Discontinued Operations

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

	Three months ended August 31,		Nine months ended August 31,
	2013	2012	2013	2012
	(In millions)
Net sales	$—	$—	$—	$—
Loss before income taxes	(0.2)	(0.8)	(0.3)	(0.5)
Income tax benefit	—	—	0.1	0.1
Net loss from discontinued operations	(0.2)	(0.8)	(0.2)	(0.4)

Note 13. Operating Segments and Related Disclosures

The Company’s operations are organized into two operating segments based on different products and customer bases: Aerospace and Defense, and Real Estate. The Company’s Rocketdyne Business is included as a part of the Aerospace and Defense operating segment.

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

Customers that represented more than 10% of net sales for the periods presented are as follows:

	Three months ended August 31,		Nine months ended August 31,
	2013	2012	2013	2012
Raytheon	27%	35%	36%	36%
Lockheed Martin	19%	35%	26%	32%
United Launch Alliance	20%	10%	14%	*
NASA	12%	*	*	*

*	Less than 10% of net sales

Sales during the three and nine months ended August 31, 2013 directly and indirectly to the U.S. government and its agencies, including sales to the Company’s significant customers discussed above, totaled 96% for both periods. Sales during the three and nine months ended August 31, 2012 directly and indirectly to the U.S. government and its agencies, including sales to the Company’s significant customers discussed above, totaled 94% and 95% of net sales, respectively. The Standard Missile program, which is included in the U.S. government sales, represented 17% and 25% of net sales for the third quarter of fiscal 2013 and 2012, respectively. The Standard Missile program, which is included in the U.S. government sales, represented 26% and 24% of net sales for the first nine months of fiscal 2013 and 2012, respectively.

Selected financial information for each reportable segment is as follows:

	Three months ended August 31,		Nine months ended August 31,
	2013	2012	2013	2012
	(In millions)
Net Sales:
Aerospace and Defense	$365.9	$243.6	$893.6	$691.6
Real Estate	1.6	1.3	4.2	5.1

Total Net Sales	$367.5	$244.9	$897.8	$696.7

Segment Performance:
Aerospace and Defense	$35.9	$28.9	$101.5	$81.4
Environmental remediation provision adjustments	(1.7)	(6.5)	(2.3)	(9.3)
Retirement benefit plan expense	(11.3)	(4.8)	(32.8)	(14.2)
Unusual items (see Note 14)	(0.2)	(0.1)	(1.8)	(0.5)

Aerospace and Defense Total	22.7	17.5	64.6	57.4
Real Estate	0.9	0.9	2.9	2.9

Total Segment Performance	$23.6	$18.4	$67.5	$60.3

Reconciliation of segment performance to (loss) income from continuing operations before income taxes:
Segment performance	$23.6	$18.4	$67.5	$60.3
Interest expense	(12.4)	(4.8)	(36.2)	(16.6)
Interest income	—	0.2	0.2	0.5
Stock-based compensation expense	(3.4)	(2.9)	(9.7)	(5.1)
Corporate retirement benefit plan expense	(5.2)	(5.5)	(15.7)	(16.6)
Corporate and other	(5.0)	(1.7)	(16.7)	(9.1)
Unusual items (see Note 14)	(6.6)	(4.2)	(17.2)	(4.6)

(Loss) income from continuing operations before income taxes	$(9.0)	$(0.5)	$(27.8)	$8.8

Note 14. Unusual Items

Total unusual items expense, a component of other expense, net in the unaudited condensed consolidated statements of operations, for the third quarter and first nine months of fiscal 2013 and 2012 was as follows:

	Three months ended August 31,		Nine months ended August 31,
	2013	2012	2013	2012
	(In millions)
Unusual items
Legal related matters	$(0.2)	$0.2	$0.2	$0.6
9 1⁄2% Senior Subordinated Notes (“9 1⁄2% Notes”) redemption	—	—	—	0.4
Rocketdyne Business acquisition related costs(1)	7.0	4.1	18.8	4.1

	$6.8	$4.3	$19.0	$5.1

(1)	Includes a benefit of $3.6 million for the nine months ended August 31, 2013 related to the Company not being required to divest the LDACS program (see Note 15).

During the first nine months of fiscal 2013, the Company recorded a charge of $0.5 million related to a legal settlement.

During the first nine months of fiscal 2013 and 2012, the Company recorded ($0.3) million and $0.6 million, respectively, for realized (gains) losses and interest associated with the failure to register with the SEC the issuance of certain of the Company’s common shares under the defined contribution 401(k) employee benefit plan.

During the first nine months of fiscal 2012, the Company redeemed $75.0 million of its 9 1⁄2% Senior Subordinated Notes (“9 1⁄2% Notes”) at a redemption price of 100% of the principal amount. The redemption resulted in a charge of $0.4 million associated with the write-off of the 9 1⁄2% Notes deferred financing costs.

The Company incurred expenses of $18.8 million, including internal labor costs of $1.7 million, related to the Rocketdyne Business acquisition in the first nine months of fiscal 2013. The Company incurred expenses of $4.1 million, including internal labor costs of $1.2 million, related to the Rocketdyne Business acquisition in the first nine months of fiscal 2012.

Note 15. Assets Held for Sale

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

As of May 31, 2013, the Company believed that it would not be required to divest the LDACS product line in order to consummate the Acquisition based on conversations with the FTC. On June 10, 2013, the FTC announced that it closed its investigation into the Acquisition under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and the Company was not required to divest its LDACS business. The Company expensed $3.6 million, recorded as part of unusual items, in fiscal 2012 for the estimated costs to divest the LDACS program. The Company recorded a benefit of $3.6 million, as part of unusual items, in the second quarter of fiscal 2013 as the Company believed that the FTC would not require the divestiture of the LDACS program.

Note 16. Condensed Consolidating Financial Information

The Company is providing condensed consolidating financial information for its domestic subsidiaries that have guaranteed the 7 1⁄8% Notes, and for those subsidiaries that have not guaranteed the 7 1⁄8% Notes. These 100% owned subsidiary guarantors have, jointly and severally, fully and unconditionally guaranteed the 7 1⁄8% Notes subject to release under the following circumstances: (i) to enable the disposition of such property or assets to a party that is not the Company or a subsidiary guarantor to the extent permitted by and consummated in compliance with the indenture; (ii) in case of a subsidiary guarantor that is released from its subsidiary guarantee, the release of the property and assets of such subsidiary guarantor; (iii) as permitted or required by the intercreditor agreement; (iv) with the consent of the holder of at least a majority in principal amount of the outstanding 7 1⁄8% Notes; or (v) when permitted or required by the indenture. Prior to the consummation of the Acquisition and escrow release date, the 7 1⁄8% Notes were secured by a first priority security interest in the escrow account and all deposits and investment property therein. Following the consummation of the Acquisition and escrow release date on June 14, 2013, the subsidiary guarantees are a senior secured obligation of each subsidiary guarantor and rank (i) effectively junior to all of existing and future first-priority senior secured debt, including borrowings under the Senior Credit Facility, to the extent of the value of the assets securing such debt; (ii) effectively senior to all of the Company’s existing and future unsecured senior debt; (iii) senior in right of payment to all of the Company’s existing and future subordinated debt; and (iv) structurally subordinated to all existing and future liabilities of non-guarantor subsidiaries.

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

Condensed Consolidating Statements of Operations and Comprehensive Income (Loss)

(Unaudited)

Three Months Ended August 31, 2013 (In millions):	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$361.4	$6.1	$—	$367.5
Cost of sales (exclusive of items shown separately below)	—	322.3	4.6	(0.2)	326.7
Selling, general and administrative	6.6	7.1	0.4	—	14.1
Depreciation and amortization	0.1	14.8	0.3	—	15.2
Interest expense	11.8	0.6	—	—	12.4
Other, net	4.2	2.9	0.8	0.2	8.1

(Loss) income from continuing operations before income taxes	(22.7)	13.7	—	—	(9.0)
Income tax benefit	(63.2)	(136.9)	(6.5)	—	(206.6)

Income from continuing operations	40.5	150.6	6.5	—	197.6
Loss from discontinued operations	(0.2)	—	—	—	(0.2)

Income before equity income of subsidiaries	40.3	150.6	6.5	—	197.4
Equity income of subsidiaries	157.1	—	—	(157.1)	—

Net income	$197.4	$150.6	$6.5	$(157.1)	$197.4

Comprehensive income	$220.4	$166.8	$6.5	$(173.3)	$220.4

Three Months Ended August 31, 2012 (In millions):	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$239.4	$5.5	$—	$244.9
Cost of sales (exclusive of items shown separately below)	—	210.4	3.8	(0.1)	214.1
Selling, general and administrative	5.8	4.3	0.3	—	10.4
Depreciation and amortization	0.1	4.9	0.3	—	5.3
Interest expense	3.9	0.9	—	—	4.8
Other, net	7.7	2.4	0.6	0.1	10.8

(Loss) income from continuing operations before income taxes	(17.5)	16.5	0.5	—	(0.5)
Income tax provision (benefit)	0.1	8.2	(0.1)	—	8.2

(Loss) income from continuing operations	(17.6)	8.3	0.6	—	(8.7)
Loss from discontinued operations	(0.8)	—	—	—	(0.8)

(Loss) income before equity income of subsidiaries	(18.4)	8.3	0.6	—	(9.5)
Equity income of subsidiaries	8.9	—	—	(8.9)	—

Net (loss) income	$(9.5)	$8.3	$0.6	$(8.9)	$(9.5)

Comprehensive income	$5.1	$16.7	$0.6	$(17.3)	$5.1

Nine Months Ended August 31, 2013 (In millions):	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$878.8	$19.0	$—	$897.8
Cost of sales (exclusive of items shown separately below)	—	784.5	14.6	(0.5)	798.6
Selling, general and administrative	23.2	15.9	0.8	—	39.9
Depreciation and amortization	0.1	25.7	0.8	—	26.6
Interest expense	34.4	1.8	—	—	36.2
Other, net	26.9	(5.4)	2.3	0.5	24.3

(Loss) income from continuing operations before income taxes	(84.6)	56.3	0.5	—	(27.8)
Income tax benefit	(75.3)	(116.1)	(8.2)	—	(199.6)

(Loss) income from continuing operations	(9.3)	172.4	8.7	—	171.8
Loss from discontinued operations	(0.2)	—	—	—	(0.2)

(Loss) income before equity income of subsidiaries	(9.5)	172.4	8.7	—	171.6
Equity income of subsidiaries	181.1	—	—	(181.1)	—

Net income	$171.6	$172.4	$8.7	$(181.1)	$171.6

Comprehensive income	$240.4	$221.0	$8.7	$(229.7)	$240.4

Nine Months Ended August 31, 2012 (In millions):	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$671.3	$25.4	$—	$696.7
Cost of sales (exclusive of items shown separately below)	—	589.0	19.7	(0.4)	608.3
Selling, general and administrative	20.2	11.0	0.7	—	31.9
Depreciation and amortization	0.1	15.2	0.8	—	16.1
Interest expense	13.8	2.8	—	—	16.6
Other, net	15.5	(2.9)	2.0	0.4	15.0

(Loss) income from continuing operations before income taxes	(49.6)	56.2	2.2	—	8.8
Income tax (benefit) provision	(13.3)	18.3	8.8	—	13.8

(Loss) income from continuing operations	(36.3)	37.9	(6.6)	—	(5.0)
Loss from discontinued operations	(0.4)	—	—	—	(0.4)

(Loss) income before equity income of subsidiaries	(36.7)	37.9	(6.6)	—	(5.4)
Equity income of subsidiaries	31.3	—	—	(31.3)	—

Net (loss) income	$(5.4)	$37.9	$(6.6)	$(31.3)	$(5.4)

Comprehensive income (loss)	$38.7	$63.5	$(6.6)	$(56.9)	$38.7

Condensed Consolidating Balance Sheets

August 31, 2013 (In millions):	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$182.6	$—	$—	$(0.7)	$181.9
Accounts receivable	—	216.8	2.5	—	219.3
Inventories	—	120.4	7.5	—	127.9
Recoverable from the U.S. government, Northrop, and other third parties for environmental remediation costs	0.4	27.0	—	—	27.4
Other receivables, prepaid expenses and other	27.5	14.0	0.9	(20.8)	21.6
Deferred income taxes	5.1	7.0	1.2	—	13.3

Total current assets	215.6	385.2	12.1	(21.5)	591.4
Property, plant and equipment, net	4.7	354.9	5.0	—	364.6
Recoverable from the U.S. government and other third parties for environmental remediation costs	0.4	94.7	—	—	95.1
Deferred income taxes	41.9	128.3	22.5	—	192.7
Goodwill	—	164.6	—	—	164.6
Intercompany receivable	96.7	—	29.0	(125.7)	—
Investments in subsidiaries	376.8	—	—	(376.8)	—
Other noncurrent assets and intangibles, net	29.0	270.6	42.4	—	342.0

Total assets	$765.1	$1,398.3	$111.0	$(524.0)	$1,750.4

Short-term borrowings and current portion of long-term debt	$2.5	$0.3	$—	$—	$2.8
Accounts payable	3.1	100.7	1.9	(0.7)	105.0
Reserves for environmental remediation costs	5.4	35.0	—	—	40.4
Income taxes	—	21.6	0.3	(20.8)	1.1
Other current liabilities, advance payments on contracts, and postretirement medical and life insurance benefits	63.7	265.5	1.8	—	331.0

Total current liabilities	74.7	423.1	4.0	(21.5)	480.3
Long-term debt	701.7	0.6	—	—	702.3
Reserves for environmental remediation costs	4.2	134.5	—	—	138.7
Pension benefits	65.2	371.9	—	—	437.1
Intercompany payable	—	125.7	—	(125.7)	—
Other noncurrent liabilities	61.9	61.6	11.1	—	134.6

Total liabilities	907.7	1,117.4	15.1	(147.2)	1,893.0
Commitments and contingencies (Note 8)
Redeemable common stock (Note 9)	2.0	—	—	—	2.0
Total shareholders’ (deficit) equity	(144.6)	280.9	95.9	(376.8)	(144.6)

Total liabilities, redeemable common stock, and shareholders’ equity (deficit)	$765.1	$1,398.3	$111.0	$(524.0)	$1,750.4

November 30, 2012 (In millions):	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$172.4	$—	$—	$(10.3)	$162.1
Accounts receivable	—	109.7	1.8	—	111.5
Inventories	—	40.5	6.4	—	46.9
Recoverable from the U.S. government, Northrop, and other third parties for environmental remediation costs	0.1	28.2	—	—	28.3
Other receivables, prepaid expenses and other	35.8	9.1	0.7	(26.3)	19.3

Total current assets	208.3	187.5	8.9	(36.6)	368.1
Property, plant and equipment, net	4.7	133.8	5.4	—	143.9
Recoverable from the U.S. government and other third parties for environmental remediation costs	0.7	107.2	—	—	107.9
Goodwill	—	94.9	—	—	94.9
Intercompany receivable	—	308.5	30.5	(339.0)	—
Investment in subsidiaries	143.1	—	—	(143.1)	—
Other noncurrent assets and intangibles, net	17.6	146.3	40.6	—	204.5

Total assets	$374.4	$978.2	$85.4	$(518.7)	$919.3

Short-term borrowings and current portion of long-term debt	$2.4	$0.3	$—	$—	$2.7
Accounts payable	3.1	61.8	1.5	(10.3)	56.1
Reserves for environmental remediation costs	3.5	36.0	—	—	39.5
Income taxes	—	25.4	0.9	(26.3)	—
Other current liabilities, advance payments on contracts, and postretirement medical and life insurance benefits	28.1	190.6	1.6	—	220.3

Total current liabilities	37.1	314.1	4.0	(36.6)	318.6
Long-term debt	245.3	0.7	—	—	246.0
Reserves for environmental remediation costs	3.6	146.4	—	—	150.0
Pension benefits	70.8	383.7	—	—	454.5
Intercompany payable	339.0	—	—	(339.0)	—
Other noncurrent liabilities	67.4	70.4	1.2	—	139.0

Total liabilities	763.2	915.3	5.2	(375.6)	1,308.1
Commitments and contingencies (Note 8)
Redeemable common stock (Note 9)	3.9	—	—	—	3.9
Total shareholders’ (deficit) equity	(392.7)	62.9	80.2	(143.1)	(392.7)

Total liabilities, redeemable common stock, and shareholders’ equity (deficit)	$374.4	$978.2	$85.4	$(518.7)	$919.3

Condensed Consolidating Statements of Cash Flows

Nine Months Ended August 31, 2013 (In millions):	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$2.1	$16.3	$(1.5)	$9.6	$26.5
Cash flows from investing activities:
Purchase of Rocketdyne Business	—	(411.2)	—	—	(411.2)
Capital expenditures	—	(38.7)	—	—	(38.7)
Purchase of investments	—	(0.5)	—	—	(0.5)

Net cash used in investing activities	—	(450.4)	—	—	(450.4)
Cash flows from financing activities:
Proceeds from issuance of debt	460.0	—	—	—	460.0
Repayments on debt	(1.9)	(0.1)	—	—	(2.0)
Debt issuance costs	(14.7)	—	—	—	(14.7)
Net transfers (to) from parent	(435.7)	434.2	1.5	—	—
Other financing activities	0.4	—	—	—	0.4

Net cash provided by financing activities	8.1	434.1	1.5	—	443.7

Net increase in cash and cash equivalents	10.2	—	—	9.6	19.8
Cash and cash equivalents at beginning of year	172.4	—	—	(10.3)	162.1

Cash and cash equivalents at end of period	$182.6	$—	$—	$(0.7)	$181.9

Nine Months Ended August 31, 2012 (In millions):	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$0.3	$51.2	$2.5	$9.0	$63.0
Cash flows from investing activities:
Capital expenditures	—	(18.6)	(0.2)	—	(18.8)
Other investing activities	—	0.6	—	—	0.6

Net cash used in investing activities	—	(18.0)	(0.2)	—	(18.2)
Cash flows from financing activities:
Repayments on debt	(76.9)	(0.1)	—	—	(77.0)
Debt issuance costs	(1.3)	—	—	—	(1.3)
Net transfers (to) from parent	34.5	(32.2)	(2.3)	—	—
Other financing activities	2.1	(0.9)	—	—	1.2

Net cash used in financing activities	(41.6)	(33.2)	(2.3)	—	(77.1)

Net (decrease) increase in cash and cash equivalents	(41.3)	—	—	9.0	(32.3)
Cash and cash equivalents at beginning of year	204.7	—	—	(16.7)	188.0

Cash and cash equivalents at end of period	$163.4	$—	$—	$(7.7)	$155.7

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

Aerospace and Defense — includes the operations of Aerojet Rocketdyne, Inc. (“Aerojet Rocketdyne”), a leading technology-based designer, developer and manufacturer of aerospace and defense products and systems for the United States (“U.S.”) government, specifically the Department of Defense (“DoD”) and the National Aeronautics and Space Administration (“NASA”), and major aerospace and defense prime contractors. Aerojet Rocketdyne is a world-recognized specialized engineering and manufacturing company that develops and produces propulsion systems for defense and space applications, and armament systems for precision tactical systems and munitions applications, and is considered the market leader in liquid launch propulsion and hypersonic systems.

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

A summary of the significant financial highlights for the third quarter of fiscal 2013 which management uses to evaluate our operating performance and financial condition is presented below.

•	Net sales for the third quarter of fiscal 2013 totaled $367.5 million compared to $244.9 million for the third quarter of fiscal 2012.

•	Net income for the third quarter of fiscal 2013 was $197.4 million, or $2.39 diluted income per share, compared to net loss of ($9.5) million, or ($0.16) loss per share, for the third quarter of fiscal 2012.

•	Adjusted EBITDAP (Non-GAAP measure) for the third quarter of fiscal 2013 was $41.9 million or 11.4% of net sales, compared to $24.0 million or 9.8% of net sales, for the third quarter of fiscal 2012.

•	Segment performance (Non-GAAP measure) before environmental remediation provision adjustments, retirement benefit plan expense, and unusual items was $36.8 million for the third quarter of fiscal 2013, compared to $29.8 million for the third quarter of fiscal 2012.

•	Cash provided by operating activities in the third quarter of fiscal 2013 totaled $7.6 million, compared to $15.7 million in the third quarter of fiscal 2012.

•	Free cash flow (Non-GAAP measure) in the third quarter of fiscal 2013 totaled ($9.4) million, compared to $6.2 million in the third quarter of fiscal 2012.

•	As of August 31, 2013, we had $523.2 million in net debt (Non-GAAP measure) compared to $93.7 million as of August 31, 2012.

We provide Non-GAAP measures as a supplement to financial results based on GAAP. A reconciliation of the Non-GAAP measures to the most directly comparable GAAP measures is presented later in this Management’s Discussion and Analysis under the heading “Operating Segment Information” and “Use of Non-GAAP Financial Measures.”

In July 2012, we signed a stock and asset purchase agreement (the “Original Purchase Agreement”) with United Technologies Corporation (“UTC”) to acquire the Pratt & Whitney Rocketdyne division (the “Rocketdyne Business”) from UTC for $550 million (the “Acquisition”). The Rocketdyne Business is the largest liquid rocket propulsion designer, developer, and manufacturer in the U.S. On June 10, 2013, the Federal Trade Commission (“FTC”) announced that it closed its investigation into the Acquisition under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. On June 12, 2013, we entered into an amended and restated

stock and asset purchase agreement, (the “Amended and Restated Purchase Agreement”) with UTC, which amended and restated the Original Purchase Agreement, as amended. On June 14, 2013, we completed the acquisition of substantially all of the Rocketdyne Business pursuant to the Amended and Restated Purchase Agreement. The aggregate consideration to UTC was $411 million, paid in cash, which represents the initial purchase price of $550 million reduced by $55 million relating to the pending future acquisition of UTC’s 50% ownership interest of RD Amross, LLC (a joint venture with NPO Energomash of Khimki, Russia which sells RD-180 engines to RD Amross), and the portion of the UTC business that markets and supports the sale of RD-180 engines. The acquisition of UTC’s 50% ownership interest of RD Amross and UTC’s related business is contingent upon certain conditions including receipt of the Russian governmental regulatory approvals, which may not be obtained. The purchase price was further adjusted for changes in customer advances, capital expenditures and other net assets, and is subject further to post-closing adjustments. See Note 3 in Notes to the Unaudited Condensed Consolidated Financial Statements.

The Rocketdyne Business was the largest liquid rocket propulsion designer, developer, and manufacturer in the United States. As the primary propulsion system provider to the U.S. government, specifically NASA and the DoD through United Launch Alliance, Rocketdyne was considered to be the market leader in liquid launch propulsion and hypersonic systems. For more than 50 years, Rocketdyne has set the standard in space propulsion design, development and manufacturing. Rocketdyne has powered nearly all of NASA’s human-rated launch vehicles to date and has recorded more than 1,600 space launches. Rocketdyne propulsion systems have powered missions to nearly every planet in the solar system and have been a cornerstone to the U.S. Space Program since its inception. Additionally, Rocketdyne propulsion systems are vital to the launch of astronauts and cargo required for space exploration and for U.S. military and commercial satellites.

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

The unaudited pro forma information for the periods set forth below gives effect to the Acquisition as if it had occurred at the beginning of each respective fiscal year. These amounts have been calculated after applying our accounting policies and adjusting the results of the Rocketdyne Business to reflect depreciation and amortization that would have been charged assuming the fair value adjustments to property, plant and equipment and intangible assets had been applied as at the beginning of each respective year, together with the tax effects, as applicable. The pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the Acquisition been consummated as of that time or that may result in the future.

	Three months ended		Nine months ended
	August 31, 2013	August 31, 2012	August 31, 2013	August 31, 2012
	Unaudited (In millions, expect per share amounts)
Net sales:
As reported	$367.5	$244.9	$897.8	$696.7
Pro forma	$367.5	$431.4	$1,277.4	$1,215.8
Net income (loss) :
As reported	$197.4	$(9.5)	$171.6	$(5.4)
Pro forma	$13.1	$1.7	$25.9	$20.9
Basic EPS:
Income (loss) per share:
As reported	$3.25	$(0.16)	$2.83	$(0.09)
Pro forma	$0.22	$0.03	$0.43	$0.35
Diluted EPS:
Income (loss) per share:
As reported	$2.39	$(0.16)	$2.13	$(0.09)
Pro forma	$0.18	$0.03	$0.38	$0.33

On January 28, 2013, we issued $460.0 million in aggregate principal amount of our 7.125% Second-Priority Senior Secured Notes (the “7 1⁄8% Notes”). The 7 1⁄8% Notes were sold to qualified institutional buyers in accordance with Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”) and outside the U.S. in accordance with Regulation S under the Securities Act. The net proceeds of the 7 1⁄8% Notes offering were used to fund, in part, the acquisition of the Rocketdyne Business, and to pay related fees and expenses in June 2013. See Note 7 in Notes to the Unaudited Condensed Consolidated Financial Statements.

We incurred substantial expenses in connection with the Acquisition. A summary of the expenses related to the Acquisition recorded in fiscal 2012 ($11.6 million) and through the first nine months of fiscal 2013 ($18.8 million) is as follows (in millions):

Legal expenses	$16.4
Professional fees and consulting (1)	7.5
Internal labor	3.6
Costs related to the previously planned divestiture of the Liquid Divert and Attitude Control Systems (the “LDACS”) business, including $0.3 million of internal labor	1.7
Other	1.2

$30.4

(1)	A portion of the professional fees and consulting expenses may be recoverable in the future through our U.S. government contracts.

As of November 30, 2012, we classified our LDACS program as assets held for sale because we expected that we would be required to divest the LDACS product line in order to consummate the Acquisition. However, as of May 31, 2013, we believed that we would not be required to divest the LDACS product line in order to consummate the Acquisition based on conversations with the FTC. On June 10, 2013, the FTC announced that it closed its investigation into the Acquisition under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and were not required to divest our LDACS business (see Note 15 of the Unaudited Condensed Consolidated Financial Statements).

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

Some of the significant challenges we face are as follows: dependence upon government programs and contracts, future reductions or changes in U.S. government spending in our industry, integration of the Rocketdyne Business, environmental matters, capital structure, an underfunded pension plan, stabilization of our enterprise resource planning (“ERP”) system, and the future integration of the recently acquired Rocketdyne Business into our ERP system. Some of these matters are discussed in more detail below.

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

Customers that represented more than 10% of net sales for the periods presented are as follows:

	Three months ended August 31,		Nine months ended August 31,
	2013	2012	2013	2012
Raytheon	27%	35%	36%	36%
Lockheed Martin	19%	35%	26%	32%
United Launch Alliance	20%	10%	14%	*
NASA	12%	*	*	*

*	Less than 10% of net sales

Sales during the three and nine months ended August 31, 2013 directly and indirectly to the U.S. government and its agencies, including sales to our significant customers discussed above, totaled 96% for both periods. Sales during the three and nine months ended August 31, 2012 directly and indirectly to the U.S. government and its agencies, including sales to our significant customers discussed above, totaled 94% and 95% of net sales, respectively. The Standard Missile program, which is included in the U.S. government sales, represented 17% and 25% of net sales for the third quarter of fiscal 2013 and 2012, respectively. The Standard Missile program, which is included in the U.S. government sales, represented 26% and 24% of net sales for the first nine months of fiscal 2013 and 2012, respectively.

Industry Update

Our primary aerospace and defense customers include the DoD and its agencies, NASA, and the prime contractors that supply products to these customers. As a result, we rely on particular levels of U.S. government spending on propulsion systems for defense and space applications and armament systems for precision tactical weapon systems and munitions applications, and our backlog depends, in a large part, on continued funding by the U.S. government for the programs in which we are involved. These spending levels are not generally correlated with any specific economic cycle, but rather follow the cycle of general public policy and political support for this type of spending. Moreover, although our contracts often contemplate that our services will be performed over a period of several years, the Executive Branch must propose and Congress must approve funds for a given program each government fiscal year (“GFY”) and may significantly change — increase, reduce or eliminate — funding for a program. A decrease in DoD and/or NASA expenditures, the elimination or curtailment of a material program in which we are involved, or changes in payment patterns of our customers as a result of changes in U.S. government spending, could have a material adverse effect on our operating results, financial condition, and/or cash flows.

On March 26, 2013, the President signed into law Public Law 113-6, “The Consolidated and Further Continuing Appropriations Act of 2013.” This law contains full-year appropriations for several government departments, including: Agriculture, Commerce, Justice and Science (which contains NASA funding), Defense, Homeland Security, and Military Construction and Veterans Affairs Appropriations Acts. All other government agencies would operate under a Continuing Resolution (“CR”) for the rest of the GFY. Prior to passage of this bill, the government was operating under a CR.

With the delayed final resolution of the GFY13 appropriations, the White House Office of Management and Budget (“OMB”) delayed the submission of the GFY 2014 budget request until April 10, 2013. By law, the President was required to submit his discretionary budget request to Congress no later than the first Monday in February 2013.

Additionally, on March 1, 2013, sequestration budget cuts officially went into effect. Sequestration, the result of the 2011 Budget Control Act, was originally set to be implemented on January 2, 2013 but congressional leaders reached an agreement to delay the onset by two months; however, between January and March, there was no real traction on undoing, mitigating or further delaying sequestration and thus it took effect. The final funding amounts contained in P.L. 113-6 for the remainder of GFY13 for both DoD and NASA has been subject to sequestration cuts of 7.8% and 5%, respectively.

GFY13 ended on September 30, 2013 without Congress completing work on any GFY14 appropriations bills. Congress also failed to reach an agreement prior to the start of the GFY14 on a short-term CR to temporarily fund the government, resulting in a partial government shutdown. When agreement is ultimately reached to fund the government in the new fiscal year, a short or long-term CR, rather than a GFY14 appropriation, for most government agencies is likely. Additionally, absent a larger budget deal, sequestration, under the terms of the Budget Control Act of 2012, remains in effect for GFY14, forcing DoD and NASA to undergo another round of budget cuts beginning on January 1, 2014.

Despite overall defense spending pressures, we believe that we are well-positioned to benefit from spending in DoD priority areas when Congress does pass a full defense spending bill. This view reflects the DoD’s strategic guidance report released in January 2012. This report affirms support for many of the core programs and points towards continued DoD investment in: space defense — in order to ensure access to this highly congested and contested “global commons”; missile defense — in order to protect the homeland and counter weapons of mass destruction; and power projection — by improving missile defense systems and enhancing space-based capabilities.

This year, Congress is considering a new NASA Authorization Act, authorizing NASA funding for the next several years, starting with GFY 2014. In 2010, the NASA Authorization Act took effect impacting GFYs 2011-2013. NASA has identified the Space Launch System (“SLS”) as one of its top three priorities in the NASA GFY 2014 Budget Request. The SLS program also enjoys wide bipartisan support in both houses of Congress. We maintain a strong relationship with NASA and our propulsion systems have been powering NASA launch vehicles since the inception of the U.S. Space Program. Some of our propulsion systems are currently baselined on the initial SLS vehicle and both upper stage and booster engines are in development for future SLS variants. Due to the retirement of the space shuttle fleet, U.S. astronauts are now dependent on Russian Soyuz flights for access to the International Space Station (“ISS”) for the better part of this decade. NASA has indicated that it is working to end this reliance on the Russian flights as soon as possible with the development of commercial cargo and crew ISS resupply missions and the SLS launch vehicle.

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

Summary of our environmental reserves, range of liability, and recoverable amounts as of August 31, 2013 is presented below:

	Reserve	Recoverable Amount	Estimated Range of Liability
	(In millions)
Sacramento	$132.1	$93.3	$132.1 – $203.7
Baldwin Park Operable Unit	28.6	20.2	28.6 – 59.5
Other Aerojet Rocketdyne sites	8.8	8.2	8.8 – 23.8
Other sites	9.6	0.8	9.6 – 14.0

Total	$179.1	$122.5	$179.1 – $301.0

Most of our environmental costs are incurred by our Aerospace and Defense segment, and certain of these future costs are allowable to be included in our contracts with the U.S. government and allocable to Northrop Grumman Corporation (“Northrop”) until the cumulative expenditure limitation is reached (discussed below).

On January 12, 1999, Aerojet Rocketdyne and the U.S. government implemented the October 1997 Agreement in Principle (“Global Settlement”) resolving certain prior environmental and facility disagreements, with retroactive effect to December 1, 1998. Under the Global Settlement, Aerojet Rocketdyne and the U.S. government resolved disagreements about an appropriate cost-sharing ratio with respect to the cleanup costs of the environmental contamination at the Sacramento and Azusa sites. The Global Settlement cost-sharing ratio does not have a defined term over which costs will be recovered. Additionally, in conjunction with the sale of the EIS business in 2001, Aerojet Rocketdyne entered into an agreement with Northrop (the “Northrop Agreement”) whereby Aerojet Rocketdyne is reimbursed by Northrop for a portion of environmental expenditures eligible for recovery under the Global Settlement, subject to annual and cumulative limitations.

Pursuant to the Global Settlement covering environmental costs associated with Aerojet Rocketdyne’s Sacramento site and its former Azusa site, prior to the third quarter of fiscal 2010, approximately 12% of such costs related to our Sacramento site and our former Azusa site were not reimbursable and were therefore directly charged to the unaudited condensed consolidated statements of operations. Subsequent to the third quarter of fiscal 2010, because our estimated environmental costs have reached the reimbursement ceiling under the Northrop Agreement, approximately 37% of such costs will not be reimbursable and were therefore directly charged to the unaudited condensed consolidated statements of operations. However, we are seeking to amend our agreement with the U.S. government to increase the amount allocable to U.S. government contracts. There can be no assurances that we will be successful in this pursuit.

Allowable environmental costs are charged to our contracts as the costs are incurred. Aerojet Rocketdyne’s mix of contracts can affect the actual reimbursement made by the U.S. government. Because these costs are recovered through forward-pricing arrangements, the ability of Aerojet Rocketdyne to continue recovering these costs from the U.S. government depends on Aerojet Rocketdyne’s sustained business volume under U.S. government contracts and programs and the relative size of Aerojet Rocketdyne’s commercial business. Annually, we evaluate Aerojet Rocketdyne’s forecasted business volume under U.S. government contracts and programs and the relative size of Aerojet Rocketdyne’s commercial business as part of its long-term business review. Since the acquisition of the Rocketdyne Business closed in the third quarter of fiscal 2013, the prospective mix of contracts may affect the actual reimbursement made by the U.S. government. Under the Global settlement agreement, environmental costs will be allocable to the newly acquired business. Additionally, we are reviewing the percent of Global Settlement environmental costs allocable to our Aerojet Rocketdyne business and Northrop Grumman. Any change in the percent allocable will require approval from the U.S. government and if received, this change may materially and favorably affect our results of operations in the period received along with future periods.

The inclusion of such environmental costs in our contracts with the U.S. government impacts our competitive pricing and earnings; however, we believe that this impact is mitigated by driving improvements and efficiencies across our operations as well as our ability to deliver innovative and quality products to our customers.

Capital Structure

We have a substantial amount of debt for which we are required to make interest and principal payments. Interest on long-term financing is not a recoverable cost under our U.S. government contracts. As of August 31, 2013, we had $705.1 million of debt principal outstanding.

Retirement Benefits

We do not expect to make any significant cash contributions to our tax-qualified defined benefit pension plans until fiscal 2015 or later. In addition, under the Office of Federal Procurement Policy rules, we will recover portions of any required pension funding through our government contracts and we estimate that approximately 84% of our unfunded pension obligation as of November 30, 2012 is related to our government contracting business.

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

We selected the Oracle Business Suite as our ERP solution, work began on the project in fiscal 2011 and we implemented the ERP system in June 2013. The one-time cost through the date of the implementation, both capital and expense, was $52.4 million, consisting primarily of software and hardware costs, system integrator costs, labor costs, and data migration.

The integration of the Rocketdyne Business into our ERP solution is scheduled to be complete by December 1, 2014, unless extended. Any extension will require fees be paid to UTC.

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

Results of Operations

Net Sales:

	Three months ended			Nine months ended
	August 31, 2013	August 31, 2012	Change*	August 31, 2013	August 31, 2012	Change**
	(In millions)
Net sales	$367.5	$244.9	$122.6	$897.8	$696.7	$201.1

*	Primary reason for change. The increase in net sales was primarily due to the acquisition of the Rocketdyne Business which contributed net sales of $136.8 million from the acquisition date of June 14, 2013. Also, increased deliveries on the Tactical Tomahawk (“Tomahawk”) program generated $6.6 million in additional net sales. The increase in net sales was partially offset by lower deliveries on the Terminal High Altitude Area Defense (“THAAD”) and Atlas V programs decreasing net sales by $18.2 million.
**	Primary reason for change. The increase in net sales was primarily due to the following: (i) sales from the Rocketdyne Business contributed $136.8 million of net sales from the acquisition date of June 14, 2013; (ii) an increase of $65.0 million in the various Standard Missile programs primarily from increased development activities for the Throttling Divert and Attitude Control System for the Standard Missile-3 Block IIA program and increased deliveries on the Standard Missile-1 Regrain program; and (iii) increased deliveries on the Atlas V program generating additional sales of $12.8 million. The increase in net sales was partially offset by a reduction of $16.1 million on the Bomb Live Unit – 129B (“BLU-129B”) composite case program due to completion of the contract in fiscal 2012 and the timing of the follow-on BLU-129B contract which is valued at $16 million.

Our fiscal year ends on November 30 of each year. The fiscal year of our subsidiary, Aerojet Rocketdyne, ends on the last Saturday of November. As a result of the 2013 calendar, we had 14 weeks of operations in the first quarter of fiscal 2013 compared to 13 weeks of operations in the first quarter of fiscal 2012. The additional week of operations in the first quarter of fiscal 2013 accounted for $27.8 million in additional net sales.

Cost of Sales (exclusive of items shown separately below):

	Three months ended			Nine months ended
	August 31, 2013	August 31, 2012	Change*	August 31, 2013	August 31, 2012	Change**
	(In millions, except percentage amounts)
Cost of sales:	$326.7	$214.1	$112.6	$798.6	$608.3	$190.3
Percentage of net sales	88.9%	87.4%		89.0%	87.3%
Percentage of net sales excluding retirement benefit expense	85.8%	85.5%		85.3%	85.3%
Components of cost of sales:
Cost of sales excluding retirement benefit expense	$315.4	$209.3	$106.1	$765.8	$594.1	$171.7
Retirement benefit expense	11.3	4.8	6.5	32.8	14.2	18.6

Cost of sales	$326.7	$214.1	$112.6	$798.6	$608.3	$190.3

*	Primary reason for change. Cost of sales as a percentage of net sales excluding retirement benefit expense was essentially unchanged.
**	Primary reason for change. Cost of sales as a percentage of net sales excluding retirement benefit expense was unchanged. Significant factors impacting the cost of sales as a percentage of net sales excluding retirement benefit expense were improved performance on a space program offset by the completion of the high margin BLU–129B composite case contract in fiscal 2012.

Selling, General and Administrative (“SG&A”):

	Three months ended			Nine months ended
	August 31, 2013	August 31, 2012	Change*	August 31, 2013	August 31, 2012	Change**
	(In millions, except percentage amounts)
SG&A:	$14.1	$10.4	$3.7	$39.9	$31.9	$8.0
Percentage of net sales	3.8%	4.2%		4.4%	4.6%
Components of SG&A:
SG&A excluding retirement benefit expense and stock-based compensation expense	$5.5	$2.0	$3.5	$14.5	$10.2	$4.3
Stock-based compensation expense	3.4	2.9	0.5	9.7	5.1	4.6
Retirement benefit expense	5.2	5.5	(0.3)	15.7	16.6	(0.9)

SG&A	$14.1	$10.4	$3.7	$39.9	$31.9	$8.0

*	Primary reason for change. The increase in SG&A expense was primarily due to an increase in legal and consulting expenses related to various corporate activities.
**	Primary reason for change. The increase in SG&A expense was primarily due to (i) an increase of $4.6 million in stock-based compensation primarily as a result of increases in the fair value of the stock appreciation rights and (ii) an increase in legal and consulting expenses related to various corporate activities.

Depreciation and Amortization:

	Three months ended			Nine months ended
	August 31, 2013	August 31, 2012	Change*	August 31, 2013	August 31, 2012	Change*
	(In millions)
Depreciation and amortization:	$15.2	$5.3	$9.9	$26.6	$16.1	$10.5

*	Primary reason for change. Depreciation and amortization expense increased primarily as a result of the following: (i) $7.6 million of depreciation expense related to the Rocketdyne Business since the acquisition and (ii) $2.3 million of amortization of intangibles associated with the Rocketdyne Business since the acquisition.

Other Expense, net:

	Three months ended			Nine months ended
	August 31, 2013	August 31, 2012	Change*	August 31, 2013	August 31, 2012	Change**
	(In millions)
Other expense, net:	$8.1	$11.0	$(2.9)	$24.5	$15.5	$9.0

*	Primary reason for change. The decrease in other expense, net was primarily due to a decrease of $4.5 million in environmental remediation expenses partially offset by an increase in unusual item charges of $2.5 million. See Notes 8(b) and 8(c) of the Notes to Unaudited Condensed Consolidated Financial Statements for additional discussion of environmental remediation matters. Unusual items are discussed below.
**	Primary reason for change. The increase in other expense, net was primarily due to an increase in unusual item charges of $13.9 million partially offset by a decrease of $3.5 million in environmental remediation expenses and a $1.5 million contribution made in the first quarter of fiscal 2012 to support space science education. See Notes 8(b) and 8(c) of the Notes to Unaudited Condensed Consolidated Financial Statements for additional discussion of environmental remediation matters. Unusual items are discussed below.

Total unusual items expense, a component of other expense, net in the unaudited condensed consolidated statements of operations, for the third quarter and first nine months of fiscal 2013 and 2012 was as follows:

	Three months ended August 31,		Nine months ended August 31,
	2013	2012	2013	2012
	(In millions)
Unusual items
Legal related matters	$(0.2)	$0.2	$0.2	$0.6
9 1⁄2% Senior Subordinated Notes (“9 1⁄2% Notes”) redemption	—	—	—	0.4
Rocketdyne Business acquisition related costs(1)	7.0	4.1	18.8	4.1

	$6.8	$4.3	$19.0	$5.1

(1)	Includes a benefit of $3.6 million for the nine months ended August 31, 2013 related to us not being required to divest the LDACS program.

We incurred expenses of $18.8 million, including internal labor costs of $1.7 million, related to the Rocketdyne Business acquisition in the first nine months of fiscal 2013. We incurred expenses of $4.1 million, including internal labor costs of $1.2 million, related to the Rocketdyne Business acquisition in the first nine months of fiscal 2012.

During the first nine months of fiscal 2013, we recorded a charge of $0.5 million related to a legal settlement. During the first nine months of fiscal 2013 and 2012, we recorded ($0.3) million and $0.6 million, respectively, for realized (gains) losses and interest associated with the failure to register with the SEC the issuance of certain of our common shares under the defined contribution 401(k) employee benefit plan.

During the first nine months of fiscal 2012, we redeemed $75.0 million of our 9 1⁄2% Senior Subordinated Notes (“9 1⁄2% Notes”) at a redemption price of 100% of the principal amount. The redemption resulted in a charge of $0.4 million associated with the write-off of the 9 1⁄2% Notes deferred financing costs.

Interest Income:

	Three months ended			Nine months ended
	August 31, 2013	August 31, 2012	Change*	August 31, 2013	August 31, 2012	Change*
	(In millions)
Interest income:	$—	$0.2	$(0.2)	$0.2	$0.5	$(0.3)

*	Primary reason for change. Interest income was essentially unchanged for the periods presented.

Interest Expense:

	Three months ended			Nine months ended
	August 31, 2013	August 31, 2012	Change*	August 31, 2013	August 31, 2012	Change**
	(In millions)
Interest expense:	$12.4	$4.8	$7.6	$36.2	$16.6	$19.6
Components of interest expense:
Contractual interest and other	11.5	4.1	7.4	32.6	14.7	17.9
Amortization of deferred financing costs	0.9	0.7	0.2	3.6	1.9	1.7

Interest expense	$12.4	$4.8	$7.6	$36.2	$16.6	$19.6

*	Primary reason for change. The increase in interest expense was primarily due to the issuance of the 7 1⁄8% Notes in January 2013 related to the acquisition of the Rocketdyne Business.
**	Primary reason for change. The increase in interest expense was due to the amortization of the commitment fee related to the $510 million debt commitment from Morgan Stanley Senior Funding, Inc. and Citigroup Global Markets Inc. entered into in July 2012 and the issuance of the 7 1⁄8% Notes in January 2013.

Income Tax (Benefit) Provision:

The income tax (benefit) provision for the first nine months of fiscal 2013 and 2012 was as follows:

	Nine months ended August 31,
	2013	2012
	(In millions)
Federal current expense	$7.0	$6.1
State current expense	2.6	2.1
Net deferred expense	(207.2)	5.6
Benefit of research credits	(2.0)	—

Total income tax (benefit) provision	$(199.6)	$13.8

During the first nine months of fiscal 2013, we recorded an income tax benefit of $199.6 million primarily as a result of releasing $188.6 of valuation allowance in the third quarter of fiscal 2013 for previously provided for deferred tax assets. The amount of the valuation allowance released represents a portion of deferred tax assets that was deemed more-likely-than-not that we will be able to realize the benefits based on the analysis where the positive evidence outweighed the negative evidence.

A valuation allowance is required when it is more-likely-than-not that all or a portion of deferred tax assets may not be realized. Establishment and removal of a valuation allowance requires management to consider all positive and negative evidence and make a judgmental decision regarding the amount of valuation allowance required as of a reporting date. The weight given to the evidence is commensurate with the extent to which it can be objectively verified. In the evaluation as of August 31, 2013, management has considered all available evidence, both positive and negative, including but not limited to the following:

Positive evidence

•	The anticipated three year cumulative income position as of the end of fiscal 2013;

•	The improved pro forma historical operating results when combined with that of the Rocketdyne Business, continued growth in contract backlog, and the anticipated impact of the Rocketdyne Business financial results on our forecasted financial performance;

•	The anticipated decrease in the projected pension obligation at the next measurement date due to the upward trend in the discount rate during fiscal 2013, which will result in lower future projected pension expense; and

•	Our recent history of generating taxable income which has allowed for the utilization of tax credit carryfowards.

Negative evidence

•	The lack of objective, verifiable evidence to predict future aerospace and defense spending associated with the Budget Control Act of 2011, including which governmental spending accounts may be subject to sequestration, the percentage reduction with respect thereto, and the latitude agencies will have in selecting specific expenditures to cut;

•	Our defined benefit pension obligation and related impact it could have in future years; and

•	The additional indebtedness incurred in fiscal 2013 related to the acquisition of the Rocketdyne Business.

As of August 31, 2013, management believes that the weight of the positive evidence outweighed the negative evidence regarding the realization of the net deferred tax assets. It is likely that the remaining valuation allowance of approximately $95 million related to the projected pension funded status as of November 30, 2013 could be released in the fourth quarter of fiscal 2013 to other comprehensive income. Management will continue to evaluate the ability to realize our net deferred tax assets and the related valuation allowance on a quarterly basis.

As of August 31, 2013, the liability for uncertain income tax positions was $3.6 million. Due to the high degree of uncertainty regarding the timing of potential future cash flows associated with the respective liabilities, we are unable to make a reasonably reliable estimate of the amount and period in which these liabilities might be paid. It is reasonably possible that a reduction of up to $0.3 million of unrecognized tax benefits and related interest may occur within the next 12 months as a result of the expiration of certain statute of limitations.

Discontinued Operations:

On August 31, 2004, we completed the sale of our GDX Automotive (“GDX”) business. On November 30, 2005, we completed the sale of the Fine Chemicals business. The remaining subsidiaries after the sale of GDX Automotive, including Snappon SA, and the Fine Chemicals business are classified as discontinued operations. Summarized financial information for discontinued operations is set forth below:

	Three months ended August 31,		Nine months ended August 31,
	2013	2012	2013	2012
	(In millions)
Net sales	$—	$—	$—	$—
Loss before income taxes	(0.2)	(0.8)	(0.3)	(0.5)
Income tax benefit	—	—	0.1	0.1
Net loss from discontinued operations	(0.2)	(0.8)	(0.2)	(0.4)

Benefit Plans:

Components of retirement benefit expense are:

	Three months ended August 31,		Nine months ended August 31,
	2013	2012	2013	2012
	(In millions)
Service cost	$1.7	$1.2	$4.5	$3.5
Interest cost on benefit obligation	15.9	19.3	47.5	57.6
Assumed return on plan assets	(24.1)	(24.8)	(72.3)	(74.4)
Amortization of prior service credits	(0.2)	—	(0.6)	—
Recognized net actuarial losses	23.2	14.6	69.4	44.1

Retirement benefit expense	$16.5	$10.3	$48.5	$30.8

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

Additionally, we sponsor a defined contribution 401(k) plan and participation in the plan is available to all employees. The cost of the 401(k) plan was $9.3 million and $8.0 million, respectively, in the first nine months of fiscal 2013 and 2012. The cost is recoverable through our overhead rates on our U.S. government contracts.

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

Aerospace and Defense Segment

	Three months ended			Nine months ended
	August 31, 2013	August 31, 2012	Change*	August 31, 2013	August 31, 2012	Change**
	(In millions, except percentage amounts)
Net sales	$365.9	$243.6	$122.3	$893.6	$691.6	$202.0
Segment performance (1)	22.7	17.5	5.2	64.6	57.4	7.2
Segment margin	6.2%	7.2%		7.2%	8.3%
Segment margin before environmental remediation provision adjustments, retirement benefit plan expense and unusual items (Non-GAAP measure)	9.8%	11.9%		11.4%	11.8%
Components of segment performance:
Aerospace and Defense (1)	$35.9	$28.9	$7.0	$101.5	$81.4	$20.1
Environmental remediation provision adjustments	(1.7)	(6.5)	4.8	(2.3)	(9.3)	7.0
Retirement benefit plan expense	(11.3)	(4.8)	(6.5)	(32.8)	(14.2)	(18.6)
Unusual items	(0.2)	(0.1)	(0.1)	(1.8)	(0.5)	(1.3)

Aerospace and Defense total (1)	$22.7	$17.5	$5.2	$64.6	$57.4	$7.2

(1)	Includes expenses of $8.8 million related to the following (i) unallowable depreciation associated with the step-up in fair value of tangible assets; (ii) amortization of intangible assets associated with the Rocketdyne Business acquisition for the three months ended August 31, 2013; and (iii) unallowable cost of sales associated with the step-up in fair value of inventory.

*	Primary reason for change. The increase in net sales was primarily due to the acquisition of the Rocketdyne Business. The Rocketdyne Business contributed net sales of $136.8 million from the acquisition date of June 14, 2013. Also, increased deliveries on the Tomahawk program generated $6.6 million in additional net sales. The increase in net sales was partially offset by lower deliveries on the THAAD and Atlas V programs decreasing net sales by $18.2 million.

The decrease in the segment margin before environmental remediation provision adjustments, retirement benefit plan expense and unusual items compared to the comparable prior year period was primarily driven by higher depreciation and amortization expense of $10.0 million or 2.7% of net sales, primarily related to the valuation of the assets acquired from the Rocketdyne Business.

**	Primary reason for change. The increase in net sales was primarily due to the following: (i) the Rocketdyne Business contributed $136.8 million of net sales from the acquisition date of June 14, 2013; (ii) an increase of $65.0 million in the various Standard Missile programs primarily from increased development activities for the Throttling Divert and Attitude Control System for the Standard Missile-3 Block IIA program and increased deliveries on the Standard Missile-1 Regrain program; and (iii) increased deliveries on the Atlas V program generating additional sales of $12.8 million. The increase in net sales was partially offset by a reduction of $16.1 million on the BLU-129B composite case program due to completion of the contract in fiscal 2012 and the timing of the follow-on BLU-129B contract which is valued at $16 million.

Our fiscal year ends on November 30 of each year. The fiscal year of our subsidiary, Aerojet Rocketdyne, ends on the last Saturday of November. As a result of the 2013 calendar, Aerojet Rocketdyne had 14 weeks of operations in the first quarter of fiscal 2013 compared to 13 weeks of operations in the first quarter of fiscal 2012. The additional week of operations in the first quarter of fiscal 2013 accounted for $27.8 million in additional net sales.

The decrease in the segment margin before environmental remediation provision adjustments, retirement benefit plan expense and unusual items compared to the comparable prior year period was driven by higher depreciation and amortization expense of $10.4 million or 1.2% of net sales, primarily related to the valuation of the assets acquired from the Rocketdyne Business partially offset by improved contract performance on a space program which experienced cost growth in the first nine months of fiscal 2012.

A summary of our backlog is as follows:

	August 31, 2013	November 30, 2012
	(In millions)
Funded backlog	$1,479	$1,018
Unfunded backlog	1,111	508

Total contract backlog	$2,590	$1,526

As of August 31, 2013, funded backlog and contract backlog included $564 million and $1,150 million, respectively, related to the Rocketdyne Business.

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

Real Estate Segment

	Three months ended			Nine months ended
	August 31, 2013	August 31, 2012	Change*	August 31, 2013	August 31, 2012	Change*
	(In millions)
Net sales	$1.6	$1.3	$0.3	$4.2	$5.1	$(0.9)
Segment performance	0.9	0.9	—	2.9	2.9	—

*	Primary reason for change. Net sales and segment performance consist primarily of rental property operations. Fiscal 2012 results included $0.6 million in land sales.

Use of Non-GAAP Financial Measures

In addition to segment performance (discussed above), we provide the Non-GAAP financial measure of our operational performance called Adjusted EBITDAP. We use this metric to further our understanding of the historical and prospective consolidated core operating performance of our segments, net of expenses incurred by our corporate activities in the ordinary, on-going and customary course of our operations. Further, we believe that to effectively compare the core operating performance metric from period to period on a historical and prospective basis, the metric should exclude items relating to retirement benefits (pension and postretirement benefits), significant non-cash expenses, the impacts of financing decisions on the earnings, and items incurred outside the ordinary, on-going and customary course of our operations. Accordingly, we define Adjusted EBITDAP as GAAP (loss) income from continuing operations before income taxes adjusted by interest expense, interest income, depreciation and amortization, retirement benefit expense, and unusual items which we do not believe are reflective of such ordinary, on-going and customary activities. Adjusted EBITDAP does not represent, and should not be considered an alternative to, net income (loss), as determined in accordance with GAAP.

	Three months ended		Nine months ended
	August 31, 2013	August 31, 2012	August 31, 2013	August 31, 2012
	(In millions, except percentage amounts)
(Loss) income from continuing operations before income taxes	$(9.0)	$(0.5)	$(27.8)	$8.8
Interest expense	12.4	4.8	36.2	16.6
Interest income	—	(0.2)	(0.2)	(0.5)
Depreciation and amortization	15.2	5.3	26.6	16.1
Retirement benefit expense	16.5	10.3	48.5	30.8
Unusual items
Legal related matters	(0.2)	0.2	0.2	0.6
Rocketdyne Business acquisition related costs	7.0	4.1	18.8	4.1
9 1⁄2% notes redemption	—	—	—	0.4

Adjusted EBITDAP	$41.9	$24.0	$102.3	$76.9

Adjusted EBITDAP as a percentage of net sales	11.4%	9.8%	11.4%	11.0%

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

	Three months ended		Nine months ended
	August 31, 2013	August 31, 2012	August 31, 2013	August 31, 2012
	(In millions)
Cash provided by operating activities	$7.6	$15.7	$26.5	$63.0
Capital expenditures	(17.0)	(9.5)	(38.7)	(18.8)

Free cash flow	$(9.4)	$6.2	$(12.2)	$44.2

	August 31, 2013	August 31, 2012
	(In millions)
Debt principal	$705.1	$249.4
Cash and cash equivalents	(181.9)	(155.7)

Net debt	$523.2	$93.7

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

Other Information

Recently Adopted Accounting Pronouncement

In June 2011, the Financial Accounting Standards Board (the “FASB”) issued amended guidance on the presentation of comprehensive income. The amended guidance eliminates one of the presentation options provided by current GAAP, which is to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. In addition, it gives an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This guidance was effective for us beginning in the first quarter of fiscal 2013, and was applied retrospectively. As the accounting standard only impacted disclosures, the new standard did not have an impact on our financial position, results of operations, or cash flows.

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

New Accounting Pronouncement

In July 2013, the FASB issued an amendment to the accounting guidance related to the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss or a tax credit carryforward exists. The guidance requires an unrecognized tax benefit to be presented as a decrease in a deferred tax asset where a net operating loss, a similar tax loss, or a tax credit carryforward exists and certain criteria are met. This guidance is effective prospectively for annual and interim reporting periods beginning after December 15, 2013. We currently are evaluating the potential impact of the adoption of this guidance on our consolidated financial statements.

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

Arrangements with Off-Balance Sheet Risk

As of August 31, 2013, arrangements with off-balance sheet risk consisted of:

•	$58.1 million in outstanding commercial letters of credit expiring within the next twelve months, the majority of which may be renewed, primarily to collateralize obligations for environmental remediation and insurance coverage.

•	$43.7 million in outstanding surety bonds to satisfy indemnification obligations for environmental remediation coverage.

•	Up to $120.0 million aggregate in guarantees by GenCorp of Aerojet Rocketdyne’s obligations to U.S. government agencies for environmental remediation activities.

•	$55.0 million pending future acquisition of UTC’s 50% ownership interest of RD Amross and potential future post-close adjustments to the purchase price of the Rocketdyne Business, if there is an increase (see Note 3 for additional information).

•	Guarantees, joint and several, by our material domestic subsidiaries of our obligations under our senior credit facility and 7 1⁄8% Notes.

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

Liquidity and Capital Resources

Net Cash Provided by (Used in) Operating, Investing, and Financing Activities

The change in cash and cash equivalents was as follows:

	Nine months ended
	August 31, 2013	August 31, 2012
	(In millions)
Net Cash Provided by Operating Activities	$26.5	$63.0
Net Cash Used in Investing Activities	(450.4)	(18.2)
Net Cash Provided by (Used in) Financing Activities	443.7	(77.1)

Net Increase (Decrease) in Cash and Cash Equivalents	$19.8	$(32.3)

Net Cash Provided by Operating Activities

The $26.5 million of cash provided by operating activities in the first nine months of fiscal 2013 was primarily the result of loss from continuing operations before income taxes adjusted for non-cash items which generated $60.2 million. This amount was partially offset by cash used to fund working capital (defined as accounts receivables, inventories, accounts payable, contract advances, and other liabilities) of $23.0 million. The funding of working capital is due to the following (i) an increase in inventories is primarily due to the timing of deliveries under the Atlas V program and (ii) an increase in accounts receivables due to timing of sales and billing during the quarter. These factors were partially offset by (i) an increase in accounts payable related to the increase in cost-reimbursable contract sales and timing of payments and (ii) an increase in other current liabilities primarily related to the timing of payments.

The $63.0 million of cash provided by operating activities in the first nine months of fiscal 2012 was primarily the result of income from continuing operations before income taxes adjusted for non-cash items which generated $61.6 million.

Net Cash Used In Investing Activities

During the first nine months of fiscal 2013 and 2012, we had capital expenditures of $38.7 million and $18.8 million, respectively. During the first nine months of fiscal 2013 and 2012, the capital expenditures totals included $16.5 million and $10.5 million, respectively, related to our ERP implementation.

During the third quarter of fiscal 2013, we purchased the Rocketdyne business for $411.2 million (see Note 3 of the Notes to Unaudited Condensed Consolidated Financial Statements.)

Net Cash Provided by (Used in) Financing Activities

During the first nine months of fiscal 2013, we issued $460.0 million of debt and had $2.0 million in debt repayments (see below). In addition, we incurred $14.7 million of debt issuance costs.

During the first nine months of fiscal 2012, we had $77.0 million in debt repayments and $0.8 million in vendor financing payments.

Debt Activity and Senior Credit Facility

Our debt activity during the first nine months of fiscal 2013 was as follows:

	November 30, 2012	Additions	Cash Payments	Non-cash Conversion Activity	August 31, 2013
	(In millions)
Term loan	$47.5	$—	$(1.9)	$—	$45.6
7 1⁄8% Notes	—	460.0	—	—	460.0
4 1⁄16% Debentures	200.0	—	—	(1.6)	198.4
2 1⁄4% Debentures	0.2	—	—	—	0.2
Other debt	1.0	—	(0.1)	—	0.9

Total Debt and Borrowing Activity	$248.7	$460.0	$(2.0)	$(1.6)	$705.1

On November 18, 2011, we entered into the senior credit facility (the “Senior Credit Facility”) with the lenders identified therein and Wells Fargo Bank, National Association, as administrative agent, which replaced the Company’s prior credit facility.

On May 30, 2012, we executed an amendment (the “First Amendment”) to the Senior Credit Facility with the lenders identified therein, and Wells Fargo Bank, National Association, as administrative agent. The First Amendment, among other things, (i) provided for an incremental facility of up to $50.0 million through additional borrowings under the term loan facility and/or increases under the revolving credit facility, (ii) provided greater flexibility with respect to our ability to incur indebtedness to support permitted acquisitions, and (iii) increased the aggregate limitation on sale leasebacks from $20.0 million to $30.0 million during the term of the Senior Credit Facility.

On August 16, 2012, we executed an amendment (the “Second Amendment”) to the Senior Credit Facility with the lenders identified therein, and Wells Fargo Bank, National Association, as administrative agent. The Second Amendment, among other things, (i) allowed for the incurrence of up to $510 million of second lien indebtedness in connection with the Acquisition, and (ii) provided for a committed delayed draw term loan facility of $50 million under which the Company was entitled to draw in connection with the Acquisition or up through August 9, 2013. This delayed draw term loan facility expired undrawn in August 2013.

On January 14, 2013, we executed an amendment (the “Third Amendment”) to the Senior Credit Facility with the lenders identified therein, and Wells Fargo Bank, National Association, as administrative agent. The Third Amendment, among other things, allowed for the 7 1⁄8% Notes to be secured by a first priority security interest in the escrow account into which the proceeds of the 7 1⁄8% Notes offering were deposited pending the consummation of the Acquisition.

In connection with the consummation of the Acquisition, GenCorp added Pratt & Whitney Rocketdyne, Inc. (“PWR”), Arde, Inc. (“Arde”) and Arde-Barinco, Inc. (“Arde-Barinco”) as subsidiary guarantors under its Senior Credit Facility pursuant to that certain Joinder Agreement, dated as of June 14, 2013, by and among PWR, Arde, Arde-Barinco, GenCorp and Wells Fargo Bank, National Association, as administrative agent. In connection with the consummation of the Acquisition, the name of PWR was changed to Aerojet Rocketdyne of DE, Inc. and the name of Aerojet-General Corporation, a subsidiary guarantor prior to the Acquisition, was changed to Aerojet Rocketdyne, Inc.

The Senior Credit Facility, as amended, provides for credit of up to $250.0 million in aggregate principal amount of senior secured financing, consisting of:

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

As of August 31, 2013, we had $58.1 million outstanding letters of credit under the $100.0 million subfacility for standby letters of credit and had $45.6 million outstanding under the term loan facility.

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

Aerojet Rocketdyne, Aerojet Rocketdyne of DE, Inc., Arde and Arde-Barinco guarantee the payment obligations under the Senior Credit Facility. All obligations under the Senior Credit Facility are further secured by (i) all equity interests owned or held by the loan parties, including interests in our Easton subsidiary and 66% of the voting stock (and 100% of the non-voting stock) of all present and future first-tier foreign subsidiaries of the loan parties; (ii) substantially all of the tangible and intangible personal property and assets of the loan parties; and (iii) certain real property owned by the loan parties located in Orange, Virginia and Redmond, Washington. Except for certain real property located in Canoga Park, California acquired in connection with the consummation of the Acquisition, our real property located in California, including the real estate holdings of Easton, are excluded from collateralization under the Senior Credit Facility.

We are subject to certain limitations including the ability to incur additional debt, make certain investments and acquisitions, and make certain restricted payments, including stock repurchases and dividends. The Senior Credit Facility includes events of default usual and customary for facilities of this nature, the occurrence of which could lead to an acceleration of our obligations thereunder. Additionally, the Senior Credit Facility includes certain financial covenants, including that the Borrower maintain (i) a maximum total leverage ratio, calculated net of cash up to a maximum of $100.0 million, of 4.25 to 1.00 through fiscal periods ending November 30, 2014 and 4.00 to 1.00 thereafter; and (ii) a minimum interest coverage ratio of 2.40 to 1.00.

Financial Covenant	Actual Ratios as of August 31, 2013	Required Ratios
Interest coverage ratio, as defined under the Senior Credit Facility	4.65 to 1.00	Not less than: 2.4 to 1.00
Leverage ratio, as defined under the Senior Credit Facility	2.81 to 1.00	Not greater than: 4.25 to 1.00

We were in compliance with our financial and non-financial covenants as of August 31, 2013.

Outlook

Short-term liquidity requirements consist primarily of recurring operating expenses, including but not limited to costs related to our retirement benefit plans, capital and environmental expenditures, integration costs of the Rocketdyne Business, and debt service requirements. We believe that our existing cash and cash equivalents, cash flow from operations, and existing credit facilities will provide sufficient funds to meet our operating plan for the next twelve months, including the operations of the Rocketdyne Business. The operating plan for this period provides for full operation of our businesses, and interest and principal payments on our debt.

As of October 3, 2013, the U.S. government is partially shut down and is currently not purchasing non-essential services and products. If the U.S. government operates under a prolonged shutdown, it may adversely affect our business, financial condition or results of operations.

As disclosed in Notes 8(a) and 8(b) of the Notes to Unaudited Condensed Consolidated Financial Statements, we have exposure for certain legal and environmental matters. We believe that it is currently not possible to estimate the impact, if any, that the ultimate resolution of certain of these matters will have on our financial position, results of operations, or cash flows.

Major factors that could adversely impact our forecasted operating cash and our financial condition are described in the section “Risk Factors” in Item 1A of our Annual Report to the SEC on Form 10-K for the fiscal year ended November 30, 2012 and this Quarterly Report on Form 10-Q for the quarterly period ended August 31, 2013. In addition, our liquidity and financial condition will continue to be affected by changes in prevailing interest rates on the portion of debt that bears interest at variable interest rates.

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

As of August 31, 2013, our debt totaled $705.1 million: $659.5 million, or 94%, was at an average fixed rate of 6.20%; and $45.6 million, or 6%, was at a variable rate of 3.69%.

The estimated fair value and principal amount for the Company’s outstanding debt is presented below:

	Fair Value		Principal Amount
	August 31, 2013	November 30, 2012	August 31, 2013	November 30, 2012
	(In millions)
Term loan	$45.6	$47.5	$45.6	$47.5
7 1⁄8% Notes	484.5	—	460.0	—
4 1⁄16% Debentures	339.7	246.0	198.4	200.0
Other debt	1.1	1.2	1.1	1.2

	$870.9	$294.7	$705.1	$248.7

The fair values of the 7 1⁄8% Notes and 4 1⁄16% Debentures were determined using broker quotes that are based on open markets of the Company’s debt securities as of August 31, 2013 and November 30, 2012 (both Level 2 securities). The fair value of the term loan and other debt was determined to approximate carrying value.

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

Changes in internal control over financial reporting

We acquired the Rocketdyne Business in a purchase business combination on June 14, 2013. The Rocketdyne Business is a 100% owned subsidiary and we excluded this business from the scope of our management’s assessment of the effectiveness of our internal control over financial reporting as of August 31, 2013. Rocketdyne Business total assets and total net sales represent 19% and 15%, respectively, of our related consolidated financial statement amounts as of and for the nine months ended August 31, 2013.

We implemented an Oracle Business Suite ERP system to replace certain of our legacy computer systems. We completed the implementation in June 2013. As part of the integration of such ERP system, we continue to modify existing internal controls, and during the third quarter of fiscal 2013, have supplemented existing automated internal controls with additional manual controls, including various controls to monitor operations. Other than the changes required by the implementation of the ERP system, none of which materially impair or significantly alter the effectiveness of the internal controls over financial reporting, there were no material changes in internal controls over financial reporting that occurred during the most recent fiscal quarter that has materially, or is reasonably likely to materially affect, the effectiveness of our internal controls over financial reporting.

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

Asbestos Cases. The following table sets forth information related to our historical product liability costs associated with our asbestos litigation cases for the first half of fiscal 2013 (dollars in millions):

Claims filed as of November 30, 2012	141
Claims filed	17
Claims tendered	3
Claims settled	3
Claims dismissed	18

Claims pending as of August 31, 2013	134

Aggregate settlement costs	$0.5

Average settlement costs	$0.2

Legal and administrative fees for the asbestos cases for the first nine months of fiscal 2013 were $0.3 million.

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

Our primary aerospace and defense customers include the DoD, and its agencies, the government prime contractors that supply products to these customers, and NASA. As a result, we rely on particular levels of U.S. government spending on propulsion systems for defense and space applications and armament systems for precision tactical weapon systems and munitions applications, and our backlog depends, in a large part, on continued funding by the U.S. government for the programs in which we are involved. These spending levels are not generally correlated with any specific economic cycle, but rather follow the cycle of general public policy and political support for this type of spending. Moreover, although our contracts often contemplate that our services will be performed over a period of several years, the Executive Branch must propose and Congress must approve funds for a given program each GFY and may significantly change — increase, reduce or eliminate — funding for a program. A decrease in DoD and/or NASA expenditures, the elimination or curtailment of a material program in which we are involved, or changes in payment patterns of our customers as a result of changes in U.S. government spending, could have a material adverse effect on our operating results, financial condition, and/or cash flows.

On March 26, 2013, the President signed into law Public Law 113-6, “The Consolidated and Further Continuing Appropriations Act of 2013.” This law contains full-year appropriations for several government departments, including: Agriculture, Commerce, Justice and Science (which contains NASA funding), Defense, Homeland Security, and Military Construction and Veterans Affairs Appropriations Acts. All other government agencies would operate under a CR for the rest of the GFY. Prior to passage of this bill, the government was operating under a CR.

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

GFY13 ended on September 30, 2013 without Congress completing work on any GFY14 appropriations bills. Congress also failed to reach an agreement prior to the start of the GFY14 on a short-term CR to temporarily fund the government, resulting in a partial government shutdown. When agreement is ultimately reached to fund the government in the new fiscal year, a short or long-term CR, rather than a GFY14 appropriation for most government agencies is likely. Additionally, absent a larger budget deal, Sequestration, under the terms of the Budget Control Act of 2012, remains in effect for GFY14, forcing DoD and NASA to undergo another round of budget cuts beginning on January 1, 2014.

As of October 3, 2013, the U.S. government is partially shut down and is currently not purchasing non-essential services and products. If the U.S. government operates under a prolonged shutdown, it may adversely affect our business, financial condition and results of operations.

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

We have already incurred and expect to incur further substantial expenses in connection with the Acquisition and the integration of our operations with the Rocketdyne Business. We have incurred $30.4 million of expenses related to the Acquisition through August 31, 2013. There are a large number of processes, policies, procedures, operations, technologies and systems that must be integrated, including purchasing, accounting and finance, sales, payroll, pricing, marketing and benefits. While we have assumed that a certain level of expenses will be incurred, there are many factors beyond our control that could affect the total amount or the timing of the integration expenses. Moreover, many of the expenses that will be incurred are, by their nature, difficult to estimate. These integration expenses may result in us taking significant charges against earnings in future periods related to the Acquisition, and the amount and timing of such charges are uncertain at present.

The increase in our leverage and debt service obligations as a result of the Acquisition may adversely affect our financial condition and results of operations.

We have incurred additional indebtedness in order to finance the Acquisition. On January 28, 2013, we issued $460.0 million in aggregate principal amount of our 7 1⁄8% Notes. The 7 1⁄8% Notes were sold to qualified institutional buyers in accordance with Rule 144A under the Securities Act and outside the U.S. in accordance with Regulation S under the Securities Act. We used the net proceeds of the 7 1⁄8% Notes offering to fund, in part, the Acquisition, and to pay related fees and expenses. See Note 7 in Notes to the Unaudited Condensed Consolidated Financial Statements.

Following the Acquisition, we have $705.1 million of outstanding indebtedness as of August 31, 2013, an increase of $456.4 million as compared with our level of outstanding indebtedness as of November 30, 2012. Our maintenance of higher levels of indebtedness could have adverse consequences including impairing our ability to obtain additional financing in the future.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine safety disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

No.	Description

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a — 14 (a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a — 14 (a) of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a — 14(b) of the Securities and Exchange Act of 1934, as amended, and 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statement of Shareholders’ Deficit, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Unaudited Condensed Consolidated Financial Statements.**

*	Filed herewith.
**	Furnished and not filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GenCorp Inc.

Date: October 15, 2013	By:	/s/ Scott J. Seymour
Scott J. Seymour President and Chief Executive Officer (Principal Executive Officer)

Date: October 15, 2013	By:	/s/ Kathleen E. Redd
Kathleen E. Redd
Vice President, Chief Financial Officer and Assistant Secretary (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

No.	Description

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a — 14 (a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a — 14 (a) of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a — 14(b) of the Securities and Exchange Act of 1934, as amended, and 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statement of Shareholders’ Deficit, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Unaudited Condensed Consolidated Financial Statements.**

*	Filed herewith.
**	Furnished and not filed herewith.