Form 10-K
period 2013-11-30
GENCORP INC
filed 2014-02-07
CIK 40888

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 2013

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)    Yes  ☐      No  ☑

The aggregate market value of the voting common equity held by nonaffiliates of the registrant as of May 31, 2013 was approximately $815 million.

As of January 14, 2014, there were 61.3 million outstanding shares of the Company’s Common Stock, including redeemable common stock and unvested common shares, $0.10 par value.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the 2014 Proxy Statement of GenCorp Inc. relating to its annual meeting of shareholders scheduled to be held on March 20, 2014 are incorporated by reference into Part III of this Report.

GENCORP INC.

Annual Report on Form 10-K

For the Fiscal Year Ended November 30, 2013

Signatures	160

*

The information called for by Items 10, 11, 12, 13, and 14, to the extent not included in this Report, is incorporated herein by reference to the information to be included under the captions “Proposal 1 — Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Communications with Directors,” “Board Committees,” “Executive Compensation,” “2013 Director Compensation Table,” “Compensation Discussion and Analysis,” “Summary Compensation Table,” “2013 Grants of Plan-Based Awards,” “Outstanding Equity Awards at 2013 Fiscal Year End, “2013 Option/SAR Exercises and Stock Vested,” “2013 Pension Benefits,” “2013 Non-Qualified Deferred Compensation,” “Director Compensation,” “Organization & Compensation Committee Report” “Compensation Committee Interlocks and Insider Participation,” “Security Ownership of Certain Beneficial Owners,” “Security Ownership of Officers and Directors,” “Employment Agreement and Indemnity Agreements,” “Potential Payments upon Termination of Employment or Change in Control,” “Determination of Independence of Directors,” “Related Person Transaction Policy,” “Proposal 4 — Ratification of the Appointment of Independent Auditors,” “Audit Fees,” “Audit-Related Fees,” “Tax Fees,” “All Other Fees” and “Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of the Company’s Independent Auditors” in GenCorp Inc.’s 2014 Proxy Statement, to be filed within 120 days after the close of our fiscal year.

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

Aerospace and Defense — includes the operations of our wholly-owned subsidiary Aerojet Rocketdyne, Inc. (“Aerojet Rocketdyne”), a leading technology-based designer, developer and manufacturer of aerospace and defense products and systems for the U.S. government, including the Department of Defense (“DoD”), the National Aeronautics and Space Administration (“NASA”), major aerospace and defense prime contractors as well as portions of the commercial sector. Aerojet Rocketdyne is a world-recognized engineering and manufacturing company that specializes in the development and production of propulsion systems for defense and space applications, armament systems for precision tactical systems and munitions, and is considered a domestic market leader in launch propulsion, in-space propulsion, missile defense propulsion, tactical missile propulsion and hypersonic propulsion systems.

Real Estate — includes the activities of our wholly-owned subsidiary Easton Development Company, LLC related to the re-zoning, entitlement, sale, and leasing of our excess real estate assets. We own approximately 11,900 acres of land adjacent to U.S. Highway 50 between Rancho Cordova and Folsom, California east of Sacramento (“Sacramento Land”). We are currently in the process of seeking zoning changes and other governmental approvals on a portion of the Sacramento Land to optimize its value.

Sales, segment performance, total assets, and other financial data for our segments for fiscal 2013, 2012, and 2011 are set forth in Note 11 in Notes to Consolidated Financial Statements, included in Item 8 of this Report. Fiscal 2013 results include 5 1/2 months of the Pratt & Whitney Rocketdyne division (the “Rocketdyne Business”) operating results (see below).

In July 2012, we signed a stock and asset purchase agreement (the “Original Purchase Agreement”) with United Technologies Corporation (“UTC”) to acquire the Pratt & Whitney Rocketdyne division (the “Rocketdyne Business”) from UTC for $550 million (the “Acquisition”). On June 10, 2013, the Federal Trade Commission (“FTC”) announced that it closed its investigation into the Acquisition under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. On June 12, 2013, we entered into an amended and restated stock and asset purchase agreement, (the “Amended and Restated Purchase Agreement”) with UTC, which amended and restated the Original Purchase Agreement, as amended. On June 14, 2013, we completed the acquisition of substantially all of the Rocketdyne Business pursuant to the Amended and Restated Purchase Agreement. The aggregate consideration to UTC was $411 million, paid in cash, which represents the initial purchase price of $550 million reduced by $55 million relating to the pending future acquisition of UTC’s 50% ownership interest of RD Amross, LLC (“RD Amross” a joint venture with NPO Energomash of Khimki, Russia which sells RD-180 engines to RD Amross), and the portion of the UTC business that markets and supports the sale of RD-180 engines (the “RDA Acquisition”). The acquisition of UTC’s 50% ownership interest of RD Amross and UTC’s related business is contingent upon certain conditions including receipt of certain Russian governmental regulatory approvals, which may not be obtained. Pursuant to the terms of the Amended and Restated Purchase Agreement, either party to such agreement may terminate the obligations to consummate the RDA Acquisition on or after June 12, 2015; provided, however, that such termination date may be extended for up to four additional periods of three months each (with the final termination date extended until June 12, 2016). Subject to the terms of Amended and Restated Purchase Agreement, in order to extend the termination date, either party may request the extension by providing written notice to the other party at least five business days prior to the termination date, provided that the requesting party must have a reasonable belief at the time such notice is given that a certain authorization for completion of the RDA Acquisition from the Russian government will be forthcoming. The purchase price was further adjusted for advance payments on contracts, capital expenditures and other net assets, and is subject further to post-closing adjustments. See Note 4 in Notes to Consolidated Financial Statements.

The Rocketdyne Business was the largest liquid rocket propulsion designer, developer, and manufacturer in the U.S. as the primary propulsion system provider to the U.S. government, specifically NASA and the DoD through United Launch Alliance (“ULA”). ULA is a joint venture of The Boeing Company (“Boeing”) and Lockheed Martin Corporation (“Lockheed Martin”) which provide spacecraft launch services to the U.S. government. The Rocketdyne Business was considered to be a leader in liquid launch propulsion and hypersonic systems. For more than 50 years, the Rocketdyne Business has set the standard in launch propulsion design, development and manufacturing. The Rocketdyne Business has powered nearly all of NASA’s human-rated launch vehicles to date and has recorded more than 1,600 space launches. The Rocketdyne Business propulsion systems have powered missions to nearly every planet in the solar system and have been a cornerstone to the U.S. Space Program since its inception. Additionally, the Rocketdyne Business propulsion systems are vital to the launch of astronauts and cargo required for space exploration and for U.S. military and commercial satellites.

We believe the Rocketdyne Business acquisition provides strategic value for the country, our customers, and our stakeholders. We anticipate that the combined enterprise will be better positioned to compete in a dynamic, highly competitive marketplace, and provide more affordable products for our customers. In addition, this transaction is expected to transform our business and provide additional growth opportunities as we build upon the complementary capabilities of each legacy company.

Our fiscal year ends on November 30 of each year. When we refer to a fiscal year, such as fiscal 2013, we are referring to the fiscal year ended on November 30 of that year. The fiscal year of our subsidiary, Aerojet Rocketdyne, ends on the last Saturday of November. As a result of the 2013 calendar, we had 53 weeks of operations in fiscal 2013 compared to 52 weeks of operations in fiscal 2012 and 2011. The additional week of operations, which occurred in the first quarter of fiscal 2013, accounted for $27.8 million in additional net sales.

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

Aerospace and Defense

Through Aerojet Rocketdyne, we are a leading technology-based designer, developer and manufacturer of aerospace and defense products and systems for the U.S. government, including the DoD and NASA, major aerospace and defense prime contractors and the commercial sector. We believe we are the only domestic provider of all four propulsion types (liquid, solid, air-breathing, and electric) for space and defense applications and we maintain leading positions in a number of the market segments that apply these technologies. Aerojet Rocketdyne is a world-recognized engineering and manufacturing company that develops and produces specialized propulsion systems for defense, space and commercial applications, as well as armament systems for precision tactical systems and munitions, and is considered a leader in liquid launch propulsion, missile defense, in-space, tactical and hypersonics propulsion systems. Through Aerojet Rocketdyne, we design, develop, and produce propulsion systems ranging in thrust size from a few grams to several hundred thousand pounds. We have participated in all of NASA’s manned and NASA Discovery missions to date. Our propulsion systems have powered spacecraft to nearly every planet in the solar system and have been a cornerstone of the U.S. space program since its inception. For more than 70 years, Aerojet Rocketdyne has been a trusted supplier of highly sophisticated products and systems for military, civil and commercial customers and we maintain strong market positions across several product lines that are mission-critical to national defense and U.S. access to space. Our revenues are diversified across multiple programs, prime contractors and end users and we believe we are well positioned to benefit from spending in the DoD priorities of access to space and missile defense. Principal customers include the DoD, NASA, Boeing, Lockheed Martin, Orbital Sciences Corporation (“Orbital”), Raytheon Company (“Raytheon”), and ULA.

Product Lines and Major Programs

Our capabilities and resources are aligned with our customers and markets and position us for long-term growth with improved efficiency. The product lines and key programs we serve are:

Tactical Systems. Aerojet Rocketdyne is a designer, developer, and producer of propulsion and warhead systems for tactical missile systems. Our commitment to researching and developing safe, effective and affordable products enables us to provide our customers with optimal tactical propulsion and warhead solutions. Our tactical products have been successfully fielded on numerous active U.S. and international weapon system platforms.

During fiscal 2013, we were competitively selected to continue production of the Tube-launched Optically Wire-guided (“TOW”) 2A/2B and Tomahawk WDU-36 warhead systems. The year also included achievement of significant production milestones including the delivery of the 2,000th Patriot Advanced Capability-3 (“PAC-3”) shipset (1 Solid Rocket Motor and 180 Attitude Control Motors) and the 25,000th Guided Multiple Launch Rocket Systems (“GMLRS”) rocket motor. Key research and development achievements include advances in composite case and propellant technologies that drove successful validation tests of candidate insensitive munitions technology for future upgrades to the GMLRS and Hellfire propulsion systems.

A subset of our key tactical missile propulsion systems programs is listed below:

Program	Primary Customer	End Users	Program Description	Program Status
GMLRS	Lockheed Martin	U.S. Army, U.S. Marines	Tactical solid rocket motors	Production
Javelin	Javelin Joint Venture	U.S. Army, U.S. Marines	Tactical solid rocket motors	Production
PAC-3	Lockheed Martin	U.S. Army	Tactical solid rocket motors and lethality enhancers	Development/ Production
Standard Missile	Raytheon	U.S. Navy, Missile Defense Agency (“MDA”)	Tactical solid rocket motors	Production
Tactical Tomahawk	Raytheon	U.S. Navy	Tactical solid rocket motors and warheads	Production
TOW	Raytheon	U.S. Army, U.S. Marines	Tactical missile warheads	Production

Missile Defense Systems. Aerojet Rocketdyne manufactures divert and attitude control propulsion systems and boosters. These systems power and provide directional control for critical missile defense interceptor applications. Aerojet Rocketdyne manufactures content for two of the three phases of ballistic missile flight (boost, mid-course and terminal) in support of the MDA’s priorities to develop and field an integrated, layered, ballistic missile defense system in defense against all ranges of enemy ballistic missiles in all phases of flight.

We achieved awards on several critical missile defense propulsion systems for fiscal 2013 including boosters and divert and attitude control systems (“DACS”) for the Theater High Altitude Area Defense (“THAAD”) interceptor system; Throttling DACS awards for the Standard Missile — 3 IB (“SM3”) interceptor and SM-3 IIA programs and were awarded the Development and Sustainment Contract (“DSC”) for the Exoatmospheric Kill Vehicle (“EKV”) Liquid DACS system which is part of the Ground-based Missile Defense (“GMD”) system. We also received a significant award to develop the third stage solid rocket motor which will potentially be used for the ground based strategic modernization program.

A subset of our key missile defense systems programs is listed below:

Program	Primary Customer	End Users	Program Description	Program Status
EKV Liquid DACS	Raytheon	MDA	Liquid propulsion divert and attitude control propulsion systems	Development/ Production
Hawk	U.S. Army	U.S. Army	Solid rocket motors	Production
Standard Missile	Raytheon	U.S. Navy, MDA	Throttling divert and attitude control systems, solid rocket motors	Development/ Production
THAAD	Lockheed Martin	MDA	Solid rocket motors, divert and attitude control systems	Development/ Production
Trident II Post Boost	Lockheed Martin	U.S. Navy	Post boost control system	Production

Defense Advanced Programs. Aerojet Rocketdyne’s defense advanced programs activity supports the entire breadth of propulsion and energetic products within the defense products portfolio by developing robust processes and technologies demanded by our customers as well as new capabilities required in next generation weapon systems. Franchise technology demonstration programs and new product development efforts are optimized to effectively transition new products and technologies to full-scale development and production within our core business units. Our capabilities include an expanded highly skilled hypersonic propulsion team with decades of experience pioneering the development of liquid and solid fueled propulsion technologies for supersonic and hypersonic systems. We maintain key positions on ground-breaking government hypersonic propulsion programs such as the Triple Target Terminator (“T3”) program, the Robust Scramjet Program and successfully completed the X-51A program for government customers including the Defense Advanced Research Projects Agency (“DARPA”) and the U.S. Air Force Research Laboratory (“AFRL”). We are also actively developing a low cost propulsion solution to support Operationally Responsive Space applications, leveraging the experience and talent of our workforce to deliver affordable small payload launch solutions to low earth orbit. Additional research and development work continues to advance the next generation of propulsion enablers in tactical, strategic, and adjacent energetic markets.

A subset of our key defense advanced programs is listed below:

Program	Primary Customer	End Users	Program Description	Program Status
Large Class II Tech Demo	Air Force Nuclear Weapons Center	U.S. Air Force	Technology update of PeaceKeeper Upper Stage	Development
Leonidas Flight Motors	Hawaii Space Flight Laboratory	U.S. Air Force	Provide first flight motors for Leonidas Launch Vehicle	Development
Robust Scramjet	AFRL	U.S. Air Force	Hydrocarbon fueled supersonic combustion ramjet propulsion system	Development
Medium Class Stage III Tech Demo	AFRL	U.S. Air Force	Technology update of MinuteMan III Upper Stage	Development
Solid Divert and Attitude Control System Technology Risk Reduction	MDA	U.S. Navy	Develop solid propulsion technology for advanced kinetic kill vehicles	Development
T3	Raytheon, Boeing	U.S. Air Force	Variable flow ducted rocket (air-breathing)	Development

Space Launch Systems. For over half a century, Aerojet Rocketdyne has been a domestic provider of launch vehicle propulsion systems to multiple prime contractors providing launch services to the DoD, NASA, and other commercial customers. Our propulsion systems have flown on every manned mission since the inception of the U.S. space program. Products include a broad market offering of both liquid propellant engines and solid rocket motors required for launch vehicle applications in the defense, civil and commercial propulsion markets. Capabilities range across the entire spectrum of product maturation from technology demonstration through development, production, and flight support operations.

Our space launch systems have a long, successful history with the DoD where we currently project strong support related to National Security Space requirements for communications, navigation, and intelligence, surveillance, and reconnaissance activities. Aerojet Rocketdyne provides booster and upper stage propulsion for ULA’s Delta IV and Atlas V launch vehicles in support of the Evolved Expendable Launch Vehicle (“EELV”) Program. Additionally, we provide booster propulsion for Orbital’s Antares launch vehicle which is now providing cargo transportation services to the International Space Station (“ISS”) through the NASA Cargo Resupply Services (“CRS”) contract.

During fiscal 2013, we completed price negotiations for five major multiyear contracts with ULA supporting the EELV program, securing significant contract backlog which will be conducted over the next five plus years. This provides significant program stability during that time period. Additionally, the Antares program achieved multiple milestones including a successful vehicle Flight Readiness Firing at the Wallops Island Launch facility, a successful first launch, and a second successful demonstration cargo launch that capped Orbital Sciences Commercial Orbital Transportation Systems program, all paving the way to regular cargo transfer missions as part of NASA’s CRS contract.

A subset of our key space launch systems programs is listed below:

Program	Primary Customer	End Users	Program Description	Program Status
AJ-10	ULA	Commercial	Upper stage pressure-fed liquid propellant rocket engine for ULA’s Delta II launch vehicle	Production
AJ-26	Orbital	NASA, Commercial	Liquid propellant first stage engine for Orbital’s Antares launch vehicle	Production
AJ-62	ULA	U.S. Air Force, Commercial, and NASA	Solid propellant thrust augmentation strap on booster for ULA’s Atlas V launch vehicle	Production
RL-10	ULA	U.S. Air Force, Commercial, and NASA	Liquid propellant upper stage engine for ULA’s Atlas V and Delta IV launch vehicles	Production
RS-27	ULA	Commercial	Liquid propellant first stage engine for ULA’s Delta II launch vehicle	Production
RS-68	ULA	U.S. Air Force, Commercial, and NASA	Liquid propellant first stage engine for ULA’s Delta IV Launch Vehicle	Production

Space Advanced Programs. Aerojet Rocketdyne’s space advanced programs activity supports the entire breadth of propulsion products within its space propulsion portfolio by developing next generation propulsion solutions, robust processes and technologies demanded by our customers. Franchise technology demonstration programs and new product development efforts are featured to transition effectively our products to our core markets.

NASA Human Exploration — Aerojet Rocketdyne was awarded a contract modification for the development of the J-2X upper stage engine and for adaptation and integration of the RS-25 core stage engine to power the heavy lift Space Launch System (“SLS”). The J-2X, an upgraded and modernized version of the original Apollo moon mission engine, progressed into hot fire testing of the third development engine and continues to meet technical and performance objectives. The RS-25 core stage engines are reusable engines repurposed from the Space Shuttle program to provide a highly reliable, low cost solution for the initial SLS missions. RS-25 adaptation and integration activities met and supported the completion of the SLS preliminary design review, a key decision gate for NASA. Aerojet Rocketdyne also continued early engineering development and risk reduction for advance boosters which may replace the current SLS boosters with increased performance and payload capability. Aerojet Rocketdyne completed qualification and delivery of the reaction control thrusters for the Orion crew module, planned to be flown on a SLS program-related test flight in 2014.

NASA Commercial Crew — Aerojet Rocketdyne continued the development of propulsion and power systems for the next generation of crew vehicles that will provide human transportation to and from the ISS. Boeing’s CST-100 incorporates Aerojet Rocketdyne’s reaction control thrusters, propulsion system and propellant tanks. Sierra Nevada’s Dreamchaser utilizes Aerojet Rocketdyne’s non-hypergolic reaction control engines and the electric power subsystem. Implementation of commercial crew providers is envisioned to lower the cost of crew transportation for NASA as well as stimulate the commercial market for access to low earth orbit.

Advanced In-Space Propulsion and Power — Next generation satellites and spacecraft for commercial, NASA, and DoD missions will require higher performance and lower cost propulsion and power systems. Aerojet Rocketdyne is developing high power solar electric propulsion, green monopropellant and bi-propellant engines and systems, lower cost modular propulsion systems, and advanced solar and nuclear space power systems to support these growing markets.

Additive Manufacturing — Aerojet Rocketdyne’s investment into this manufacturing technology has progressed to demonstrations for system level rocket engine tests, complex geometry performance validation during component tests, and laboratory tests to refine design safety margins. Maturation of this technology is expected to provide significant cost and schedule savings over traditional manufacturing techniques with application to all Aerojet Rocketdyne products.

A subset of our key space advanced programs is listed below:

Program	Primary Customer	End Users	Program Description	Program Status
Advanced Boosters	Dynetics, NASA	NASA	Liquid booster propulsion for NASA’s SLS	Technology
Commercial Crew Development	Boeing, Sierra Nevada	NASA	Propulsion/Engines/Power for commercial crew vehicles	Development/ Qualification
Green Propellant Infusion Mission	NASA	NASA	On-orbit demonstration of green propellant propulsion	Technology
High Power Solar Electric Vehicles	NASA, U.S. Air Force	NASA, DoD, Commercial	High power solar electric propulsion module development	Technology
Hydrocarbon Booster Technology Demonstrator	AFRL	U.S. Air Force	On-orbit demonstration of green propellant propulsion Liquid booster	Technology
J-2X	NASA	NASA	Second stage engine for NASA’s SLS	Development
Orion	Lockheed Martin	NASA	Propulsion systems and engines for human spaceflight system	Development/ Qualification
RS-25	NASA	NASA	Core stage engine for NASA’s SLS	Development/ Qualification

Space Systems. Aerojet Rocketdyne is a supplier of high performance, highly reliable satellite and spacecraft propulsion products for low thrust engines and systems for domestic and international markets. Aerojet Rocketdyne is considered an industry leader in the design, development, and production of high performance electric, monopropellant and bi-propellant components, and systems. As with space launch vehicle systems, Aerojet Rocketdyne’s key satellite and spacecraft propulsion capabilities cover the entire spectrum required by its customers including requirements definition and trade studies, design and development, fabrication and assembly, test and post-delivery support.

In fiscal 2013, we received a contract award to provide arcjet electric propulsion systems to a major communications satellite provider. This represented the start of a large movement in both commercial and military satellites toward the expanded use of electric propulsion. It is anticipated that in the coming year, additional prime contractors in both the U.S. and Europe will seek to take advantage of the operational advantages of electric propulsion for their satellite bus upgrades.

We launched a new international subsidiary, European Space Propulsion (“ESP”), which is located in Belfast, Northern Ireland. This subsidiary produces monopropellant thrusters and will expand into other propulsion technologies to enable penetration into the European satellite and spacecraft propulsion market. The European market is highly geo-political and requires European country geo-return as a prerequisite for contract awards. ESP also leverages significant political support from the United Kingdom government and European Space Agency. ESP received its first contract in fiscal 2013 for 19 MR-103 monopropellant thrusters for the Formosat 7 satellite from Surrey Satellite Technology Limited.

A subset of our key space systems programs is listed below:

Program	Primary Customer	End Users	Program Description	Program Status
Advanced Extremely High Frequency Satellites	Lockheed Martin	U.S. Air Force	Electric and chemical thrusters	Production
Boeing HS702MP Commercial Communications Satellite	Boeing	Various	Electric arcjet thrusters	Development/Production
Cygnus	Orbital	Commercial	Monopropellant thrusters	Production
Geostationary Operational Environmental Satellite R-Series	Lockheed-Martin	NASA	Arcjet electric thrusters	Production
Global Positioning Systems	Boeing/Lockheed Martin	U.S. Air Force	Integrated propulsion systems and thrusters	Development/ Production
Iridium NEXT	Thales Alenia Space	Commercial	Monopropellant thrusters	Production
Space-Based Infrared System	Lockheed-Martin	U.S. Air Force	Thrusters and tanks	Production

Our Competitive Strengths

Leadership in Propulsion — Our success is due in part to our ability to focus on the design, development and manufacture of products utilizing innovative, mission-enabling technology. For over 70 years, we have demonstrated a legacy of successfully meeting the most challenging missions by producing some of the world’s most technologically advanced propulsion systems for our customers. For example, our propulsion systems have flown on every NASA Discovery mission as well as every manned space mission since the inception of the U.S. Space Program. We also have powered nearly all of NASA’s human-rated launch vehicles to date and powered space probes to nearly every planet in the solar system and have been a cornerstone to the U.S. space program since its inception. In addition, we have been a major supplier of a wide range of propulsion products to the DoD since the 1940s when we successfully developed and produced the first jet-assisted take off rockets for U.S. aircraft during World War II. We believe that Aerojet Rocketdyne is the only domestic provider of all four propulsion types (liquid, solid, air-breathing, and electric) for space, defense and commercial applications.

Diversified and Well Balanced Portfolio — We have been and continue to be a pioneer in the development of many crucial technologies and products that have strengthened multiple branches of the U.S. military and enabled the exploration of space. We believe Aerojet Rocketdyne maintains a unique competitive position due to a strategic focus on creating and maintaining a broad spectrum of propulsion and energetic products assisted by the growing market demand for its innovative energy management technologies. Our propulsion systems power almost all of today’s medium and large payload rocket systems. We are the sole provider of both the liquid upper and boost stage engines on the SLS, Delta IV, and Atlas V launch vehicle systems. We have further capitalized on this foundation by bringing together “solid” and “liquid” propulsion teams and “cross-pollinating” critical product features and capabilities, thus exploiting potential product line synergies that enable us to offer our customers innovative, highly advanced solutions.

High Visibility of Revenue with Multi-year Contracts and Sizable Backlog — A strong focus on our customers’ highest priorities has been a critical factor in maintaining an enduring portfolio of products throughout major market cycles. The highly visible nature of our revenue comes from the long-term nature of the programs with which we are involved, our diverse and attractive contract base and our deep customer relationships. A substantial portion of our sales are derived from multi-year contract awards from major aerospace and defense prime contractors. In many cases, we operate under sole source contracts, some of which are follow-on contracts to contracts initially completed years ago and others have been sole source contracts since inception. High renewal rates, supported by our market leading technology provide us with a highly stable business base from which to grow. Our contract backlog (funded and unfunded) was $2.5 billion as of November 30, 2013 and our funded backlog, which includes only amounts for which money has been directly appropriated by the U.S. Congress or for which a purchase order has been received from a commercial customer, totaled $1.7 billion.

Significant Barriers to Entry — Our business is characterized by significant barriers to entry including highly specialized technologies, customer emphasis on risk avoidance and a resulting reliance on existing, proven products, highly skilled workforces, the necessary infrastructure for potentially hazardous and technically sensitive work, long research and development periods, and considerable capital cost expense for necessary facilities and equipment. In conjunction with these barriers to entry, the long-term nature of government programs and associated requalification costs and/or incurred termination costs if a program is moved to another supplier limit the government’s ability to change suppliers easily.

Additionally, we benefit from significant customer funding of research and development activities, which helps us position for future long-term production contracts on government products. A substantial portion of our business, including many of our contracts with major prime contractors to the U.S. government, the DoD and NASA, also require lengthy customer certification and qualification processes, which creates significant obstacles for potential competitors. As a result, we are the sole providers on the majority of our contracts. In addition, the capture of new programs and platforms favor suppliers that have extensive industry experience and a reputation for superior performance.

Exceptional Long-Term Industry Relationships — We serve a broad set of customers and are major suppliers of propulsion products to top original equipment manufacturers such as Boeing, Lockheed Martin, Orbital, Raytheon and ULA, as well as to the DoD, NASA and other U.S. government agencies. We have a long history of partnering with their respective prime contractors and have developed close relationships with key decision-makers while working for a combined total of more than a century in the rocket and missile propulsion markets. We are, in many instances, approached by multiple prime contractors in bidding processes, which is a testament to the strength of our relationships and technological leadership in the industry. We believe these long-term relationships and our reputation for performance enhance customer loyalty and provide us with key competitive advantages in winning new contracts for new programs as well as follow-on and derivative contracts for existing programs.

Competition

As a well-diversified supplier of all four propulsion types — liquid, solid, air-breathing, and electric — we believe that we are in a unique competitive position.

The nature of the markets in which we operate varies. In some market segments, the market is characterized by a few large, long-term programs, intermittent new program starts (with new buys spread further out in periods of declining budgets) and, therefore, relatively few new competitive awards. In these markets there tend to be few participants each with long-standing legacy positions. Thus, as noted above, the majority of our revenues are derived from sole source contracts where we are the long-term provider.

In other markets, the dynamics can be different, with more numerous, but smaller awards and a larger number of competitors. The basis on which we compete in the Aerospace and Defense industry varies by program, but generally is based upon technology, quality, service, and price. Although market competition in certain sectors can be intense, we believe we possess innovative and advanced propulsion and armament solutions, combined with adequate resources to continue to compete successfully.

The table below lists primary participants in the propulsion market:

Company	Parent	Propulsion Type	Propulsion Application
Aerojet Rocketdyne	GenCorp Inc.	Solid, liquid, air- breathing, electric	Launch, in-space, tactical, strategic, missile defense
Airbus Defence and Space (formerly Astrium)	Airbus Group	Solid, liquid	In-space
Alliant Techsystems	Alliant Techsystems Inc.	Solid, air-breathing	Launch, tactical, strategic, missile defense
Avio	Avio S.p.A	Solid, liquid	Launch, in-space
Electron Technologies, Inc.	L-3 Communications Corporation	Electric	In-space
Nammo Talley	Nammo Talley	Solid	Tactical
Moog Inc.	Moog Inc.	Liquid, electric	In-space, missile defense
Northrop Grumman Space Technology	Northrop Grumman Corporation (“Northrop”)	Liquid	In-space
Safran	Safran	Liquid	Launch, tactical
SpaceX	SpaceX	Liquid	Launch, in-space

Industry Overview

Our primary aerospace and defense customers include the DoD and its agencies, NASA, and the prime contractors that supply products to these customers. We are seeing more opportunities for commercial in-launch and in-space business. In addition, sales to our aerospace and defense customers that provide products to international customers continue to grow. However, we rely on particular levels of U.S. government spending on propulsion systems for defense, space and armament systems for precision tactical weapon systems and munitions applications, and our backlog depends, in a large part, on continued funding by the U.S. government for the programs in which we are involved. These spending levels are not generally correlated with any specific economic cycle, but rather follow the cycle of general public policy and political support for this type of spending. Moreover, although our contracts often contemplate that our services will be performed over a period of several years, the U.S. President must propose and Congress must appropriate funds for a given program each government fiscal year (“GFY”) and may significantly change, increase, reduce or eliminate, funding for a program. A decrease in DoD and/or NASA expenditures, the elimination or curtailment of a material program in which we are involved, or changes in payment patterns of our customers as a result of changes in U.S. government spending, could have a material adverse effect on our operating results, financial condition, and/or cash flows.

The Bipartisan Budget Act of 2013 set overall discretionary spending levels for GFY 2014 and eased sequestration cuts to the DoD and other federal agencies (e.g., NASA) for GFY 2014 and 2015, paving the way for an eventual agreement on GFY 2014 Appropriations for all federal agencies. In relatively short order, Congress was able to pass the Consolidated (so-called “Omnibus”) Appropriation bill for GFY 2014. The Defense portion of the bill was below the President’s requested level of funding for GFY 2014 but roughly the same as the post-sequester GFY 2013 DoD Appropriation levels. Funding for NASA was also below the President’s Budget Request for GFY 2014 but up from the post-sequester GFY 2013 NASA Appropriation level.

Despite overall U.S. government budget spending pressures, we believe we are well-positioned to benefit from spending in DoD and NASA priority areas. This view reflects the DoD’s strategic guidance report released in January 2012 which affirms support for many of our core programs and points toward continued DoD investment in: access to space — in order to ensure access to this highly congested and contested “global commons”; missile defense — in order to protect the homeland, counter weapons of mass destruction and enhance space-based capabilities; and power projection by tactical missile systems.

During 2013, Congress began consideration of a new NASA Authorization Act, authorizing NASA funding for the next several years, starting with GFY 2014. Ultimately, Congress did not complete action on a new NASA Authorization in 2013, but will likely resume consideration in 2014. In 2010, the NASA Authorization

Act, which remains in effect, impacted GFYs 2011-2013. NASA has identified the SLS program as one of its top priorities in the NASA portion of the GFY 2014 President’s Budget Request. The SLS program also enjoys wide bipartisan support in both chambers of Congress. We maintain a strong relationship with NASA and our propulsion systems have been powering NASA launch vehicles and spacecraft since the inception of the U.S. Space Program. Our booster and upper stage propulsion systems are currently baselined on the new SLS vehicle and both upper stage and booster engines are in development for future SLS variants. Due to the retirement of the space shuttle fleet, U.S. astronauts are now dependent on Russian Soyuz flights for access to the ISS for the better part of this decade. NASA has indicated that it is working to re-establish U.S. manned space capability as soon as possible through development of the commercial cargo and crew ISS resupply capability and the heavy lift SLS designed for manned deep space exploration. In both instances, we have significant propulsion content.

Major Customers

As a supplier to the Aerospace and Defense industry, we align ourselves with prime contractors on a project-by-project basis. We believe that our position as a merchant supplier has helped us become a trusted partner to our customers, enabling us to maintain strong, long-term relationships with a variety of prime contractors. Under each of our contracts, we act either as a prime contractor, where we sell directly to the end user, or as a subcontractor, where we sell our products to other prime contractors. The principal end user customers of our products and technologies are agencies of the U.S. government.

Customers that represented more than 10% of net sales for the fiscal years presented are as follows:

	Year Ended
	2013	2012	2011
Raytheon	32%	37%	36%
Lockheed Martin	23	32	28
ULA	18	*	*

*	Less than 10%.

Direct sales to the U.S. government and its agencies, or government customers, and indirect sales to U.S. government customers via direct sales to prime contractors accounted for a total of approximately 95% of sales in fiscal 2013. Sales to our aerospace and defense customers that provide to international customers continue to grow. The following are percentages of net sales by principal end user in fiscal 2013:

U.S. Air Force	21%
MDA	20
NASA	19
U.S. Army	18
U.S. Navy	15
Other U.S. government	2

Total U.S. government customers	95
Other customers	5

Total	100%

Contract Types

Under each of its contracts, Aerojet Rocketdyne acts either as a prime contractor, where it sells directly to the end user, or as a subcontractor, selling its products to other prime contractors. Research and development contracts are awarded during the inception stage of a program’s development. Production contracts provide for the production and delivery of mature products for operational use. Aerojet Rocketdyne’s contracts are largely categorized as either “fixed-price” or “cost-reimbursable.” During fiscal 2013, approximately 46% of our net sales were from fixed-price contracts, 49% from cost-reimbursable contracts, and 5% from other sales including commercial contracts and real estate activities.

Fixed-price contracts are typically (i) fixed-price, (ii) fixed-price-incentive fee, or (iii) fixed-price level of effort contracts. For fixed-price contracts, Aerojet Rocketdyne performs work for a fixed price and realizes all of the profit or loss resulting from variations in costs during contract performance. For fixed-price-incentive contracts, Aerojet Rocketdyne receives increased or decreased fees or profits based upon actual performance against established targets or other criteria. For fixed-price level of effort contracts, Aerojet Rocketdyne generally receives a structured fixed price per labor hour, dependent upon the customer’s labor hour needs. All fixed-price contracts present the risk of unreimbursed cost overruns potentially resulting in losses.

Cost-reimbursable contracts are typically (i) cost plus fixed fee, (ii) cost plus incentive fee, or (iii) cost plus award fee contracts. For cost plus fixed fee contracts, Aerojet Rocketdyne typically receives reimbursement of its costs, to the extent the costs are allowable under contractual and regulatory provisions, in addition to receiving a fixed fee. For cost plus incentive fee contracts and cost plus award fee contracts, Aerojet Rocketdyne receives adjustments to the contract fee, within designated limits, based on actual results as compared to contractual targets for factors such as cost, performance, quality, and schedule.

Some programs under contract have product life cycles exceeding ten years. It is typical for U.S. government propulsion contracts to be of relatively small contract value during development phases that can last from two to five years, followed by low-rate and then full-rate production, where annual funding can grow significantly.

Government Contracts and Regulations

U.S. government contracts generally are subject to Federal Acquisition Regulations (“FAR”), agency-specific regulations that supplement FAR, such as the DoD’s Defense Federal Acquisition Regulations, and other applicable laws and regulations. These regulations impose a broad range of requirements, many of which are unique to government contracting, including various procurement, import and export, security, contract pricing and cost, contract termination and adjustments, mandatory disclosure, and audit requirements. A contractor’s failure to comply with these regulations and requirements could result in reductions of the value of contracts, contract modifications or termination, inability to bill and collect receivables from customers, and the assessment of penalties and fines that could lead to suspension or debarment from government contracting or subcontracting. In addition, government contractors are also subject to routine audits, reviews, and investigations by the Defense Contract Audit Agency (“DCAA”), the Defense Contract Management Agency, and other similar U.S. government agencies. Such reviews include but are not limited to a contractor’s contract performance, compliance with applicable laws, regulations, and standards as well as the review of the adequacy of a contractor’s accounting systems, purchasing systems, property management systems, estimating systems, earned value management systems, and material management and accounting system.

Regulations for U.S. government contracts provide for the cost of restructuring activities occurring after a business combination as unallowable costs unless, we can demonstrate through an external restructure cost and savings proposal that the savings as a result of the business combination will be at least twice the external restructuring costs.

The U.S. government’s ability to unilaterally modify or terminate a contract or to discontinue funding for a particular program at any time could have a material adverse effect on our operating results, financial condition, and/or cash flows. The cancellation of a contract, if terminated for cause, could also subject us to liability for the excess costs incurred by the U.S. government in procuring undelivered items from another source. If terminated for convenience, our recovery of costs would be limited to amounts already incurred or committed (including severance costs for terminated employees), and our profit would be limited based on the work completed prior to termination.

Backlog

A summary of our backlog is as follows:

	As of November 30,
	2013	2012
	(In millions)
Funded backlog	$1,664	$1,018
Unfunded backlog	859	508

Total contract backlog	$2,523	$1,526

Total backlog includes both funded backlog (unfilled orders for which funding is authorized, appropriated and contractually obligated by the customer) and unfunded backlog (firm orders for which funding has not been appropriated). Indefinite delivery and quantity contracts and unexercised options are not reported in total backlog. Backlog is subject to funding delays or program restructurings/cancellations which are beyond our control. Of our November 30, 2013 total contract backlog, approximately 51%, or approximately $1,293 million, is expected to be filled within one year.

Seasonality

Appropriations bills for both DoD and NASA have become increasingly difficult for Congress to pass by the start of the GFY resulting in funding delays to many of our customers and, in turn, delays in contract awards received by us. This generally leads to a decrease in the number of new and follow-on awards in the first half of the fiscal year and an increase during the second half, which translate to varying levels of uncertainty in the timing of annual awards received by Aerojet Rocketdyne.

Research and Development

We view research and development efforts as critical to maintaining our leadership position in markets in which we compete. We maintain an active research and development effort supported primarily by customer funding. We believe that some customer-funded research and development expenditures that are subject to contract specifications may become key programs in the future. We believe customer-funded research and development activities are vital to our ability to compete for contracts and to enhance our technology base and future revenue growth.

Our company-funded research and development efforts include expenditures for technical activities that are vital to the development of new products, services, processes or techniques, as well as those expenses for significant improvements to existing products or processes.

The following table summarizes our research and development expenditures during the past three fiscal years:

	Year Ended
	2013	2012	2011
	(In millions)
Customer-funded	$339	$272	$276
Company-funded	43	30	27

Total research and development expenditures	$382	$302	$303

Suppliers, Raw Materials and Seasonality

The national aerospace supply base continues to consolidate due to economic, environmental, and marketplace circumstances beyond our control. The loss of key qualified suppliers of technologies, components, and materials can cause significant disruption to our program performance and cost.

Availability of raw materials and supplies has been generally sufficient. We sometimes are dependent, for a variety of reasons, upon sole-source or qualified suppliers and have, in some instances in the past, experienced difficulties meeting production and delivery obligations because of delays in delivery or reliance on such suppliers. We closely monitor sources of supply to ensure adequate raw materials and other supplies needed in our manufacturing processes are available. Further, as a U.S. government contractor, we are often required to procure materials from suppliers capable of meeting rigorous customer and government specifications. As market conditions change for these companies, they often discontinue materials with low sales volumes or profit margins. We are often forced to either qualify new materials or pay higher prices to maintain the supply. Although to date we have been successful in establishing replacement materials and securing customer funding to address specific qualification needs of the programs, we may be unable to continue to do so.

The supply of ammonium perchlorate, a principal raw material used in solid propellant, is limited to a single source that supplies the entire domestic solid propellant industry and actual pricing is based on the total industry demand. The slowdown and final close out of the Space Shuttle Program has reduced the total national demand, resulting in significant unit price increases. Pricing has stabilized with recent decisions from NASA to continue the Space Launch System Heavy Lift Vehicle program and the DoD to require the use of domestic ammonium perchlorate. In the majority of our contracts, we anticipated this price increase and incorporated abnormal escalation pricing language into our proposals and contracts.

We are also impacted, as is the rest of the industry, by fluctuations in the prices and lead-times of raw materials used in production on various fixed-price contracts, particularly on multi-year programs. We continue to experience volatility in the price and lead-times of certain commodity metals, primarily steel and aluminum. The pricing of titanium mill products have reduced recently but remain well above historical levels. Additionally, we may not be able to continue to negotiate with our customers for economic and/or price adjustment clauses tied to commodity indices to reduce program impact. The DoD also continues to rigorously enforce the provisions of the “Berry Amendment” which imposes a requirement to procure certain strategic materials critical to national security only from U.S. sources. While availability has not been a significant issue, cost remains a concern as this industry continues to quote “price in effect” at time of shipment terms, increasing the cost risk to our programs.

Aerojet Rocketdyne’s business is not subject to predictable seasonality. Primary factors affecting the timing of Aerojet Rocketdyne’s sales include the timing of government awards, the availability of U.S. government funding, contractual product delivery requirements, customer acceptances, and regulatory issues.

Intellectual Property

Where appropriate, Aerojet Rocketdyne obtains patents in the U.S. and other countries for new and useful processes, machines, manufacture or composition of matter, or any new and useful improvements thereof relating to its products and services. We use patents selectively both (i) to protect from unauthorized third party making, using, selling, offering to sell and importing the claimed inventions of the patents, where the inventions might be accessible to competitors, such as mechanical designs or structures and (ii) to establish that we have made inventions in particular areas of relevant technologies and thus can prevent competitors from successfully claiming exclusive rights in the claimed inventions. A patent is maintained as long as the underlying invention has value in the market which we compete. A patented invention incorporated into a product sold will typically be maintained to its expiration, which typically is approximately 20 years. We also rely on trade secret protection for financial, technical and personnel information that provides an economic competitive advantage in the markets in which we compete. Trade secrets that are protected under applicable state and federal laws are maintained in perpetuity. We rely more extensively on trade secrets to protect specific information whose detail are not readily accessible to competitors, such as business strategies, manufacturing procedures, and personnel information. As our products and services typically embody complex systems that include many technologies, no single patent or trade secret is material to us.

Real Estate

We own approximately 11,900 acres of land in the Sacramento metropolitan area which we refer to as the Sacramento Land. Acquired in the early 1950s for our aerospace and defense operations, there were large portions used solely to provide safe buffer zones around hazardous operations. Modern changes in propulsion tech-

nology coupled with the relocation of certain of our propulsion operations led us to determine large portions of the Sacramento Land were no longer needed for operations. Consequently, our plan has been to reposition this excess Sacramento Land, re-entitle it for new uses, and explore various opportunities to optimize its value.

Approximately 6,000 acres have been deemed excess, and we are in the process of entitling this excess land for new development opportunities under the brand name “Easton”. Within Easton, we currently have approximately 1,450 acres that are fully entitled and approximately 2,940 acres have received “limited entitlements.” Our entitlement efforts are expected to increase the land value over its current value. The term “entitlements” is generally used to denote the set of regulatory approvals required to allow land to be zoned for new requested uses. Required regulatory approvals vary with each jurisdiction and each zoning proposal and may include permits, land use master plans, zoning designations, state and federal environmental documentation, and other regulatory approvals unique to the land.

Easton Development Company, LLC continues to execute entitlement and pre-development activities, and to explore how to maximize value from Easton. Value enhancement may include outright sales, and/or joint ventures with real estate developers, residential builders, and/or other third parties. Those parcels of land that have obtained the necessary entitlements for development or are otherwise suitable for sale were transferred to this subsidiary. Additional land may be transferred in the future as these or other requirements are achieved.

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

We are continuing to work with the City of Folsom on completing the balance of the required entitlements for the Hillsborough at Easton project, including the final finance program, total impact fees and development agreement. These efforts were substantially completed in 2013, and the finance plan and total impact fees were approved by the Folsom City Council in late January 2014. These terms will be incorporated in final approvals by the Folsom City Council and are expected in early 2014.

In 2013, we also continued our efforts to entitle our remaining Easton project with the City of Rancho Cordova, Westborough at Easton, which comprises 1,659 acres. These efforts will continue in 2014. During 2013, we also made important strides in discussions with the City of Rancho Cordova regarding total impact fees and final terms surrounding a final development agreement for the Rio del Oro at Easton project.

The new housing market and local economy in the Sacramento region are in recovery and we expect this trend to continue. We believe the long-term prospect for the Sacramento region represents an attractive and affordable alternative to the San Francisco Bay Area and other large metropolitan areas of California. We believe the Sacramento area demographics and the long-term real estate market fundamentals support our objective of creating value through new entitlements and the creation of Easton.

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

(1)

The environmentally restricted acreage described above is subject to restrictions imposed by state and/or federal regulatory agencies because of our historical propulsion system testing and manufacturing activities. We are actively working with the various regulatory agencies to have the restrictions removed as early as practicable, and the solutions to use these lands within Easton have been accounted for in the various land use plans and granted entitlements. See Note 8(c) in Notes to Consolidated Financial Statements for a discussion of the federal and/or state environmental restrictions affecting portions of the Sacramento Land.

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

(3)

The term “limited entitlements” is generally used to denote when a project receives a portion, but not all of the set of regulatory approvals required to allow land to be zoned for requested uses, as described in Item 2 above.

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

Leasing & Other Real Estate

We currently lease approximately 370,000 square feet of office space in Sacramento to various third parties. These leasing activities generated $5.7 million in revenue in fiscal 2013.

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

A summary of our environmental reserves, recoverable amounts, and range of liability as of November 30, 2013 is presented below:

	Reserve	Recoverable Amount	Estimated Range of Liability
	(In millions)
Sacramento	$128.0	$88.2	$128.0 – $199.5
Baldwin Park Operable Unit	26.9	18.5	26.9 – 57.3
Other Aerojet Rocketdyne sites	8.2	7.6	8.2 – 23.2
Other sites	8.2	0.8	8.2 – 9.8

Total	$171.3	$115.1	$171.3 – $289.8

Operation and maintenance costs associated with environmental compliance and management of contaminated sites are a normal, recurring part of operations. Most of our environmental costs are incurred by our Aerospace and Defense segment, and certain of these costs are allowable and allocable as reimbursable general and administrative costs allocated to our contracts with the U.S. government or reimbursable by Northrop, subject to annual and cumulative limitations. See Note 8(d) in Notes to Consolidated Financial Statements for additional information.

On January 12, 1999, Aerojet Rocketdyne and the U.S. government implemented the October 1997 Agreement in Principle (“Global Settlement”) resolving certain prior environmental and facility disagreements, with retroactive effect to December 1, 1998. Under the Global Settlement, Aerojet Rocketdyne and the U.S. government resolved disagreements about an appropriate cost-sharing ratio with respect to the cleanup costs of the environmental contamination at the Sacramento and Azusa sites. The Global Settlement cost-sharing ratio does not have a defined term over which costs will be recovered. Additionally, in conjunction with the sale of the EIS business in 2001, Aerojet Rocketdyne entered into an agreement with Northrop (the “Northrop Agreement”) whereby Aerojet Rocketdyne is reimbursed by Northrop for a portion of environmental expenditures eligible for recovery under the Global Settlement, subject to annual and cumulative limitations. As of November 30, 2013, $72.0 million remained for future cost reimbursements from Northrop and the current annual billing limitation to Northrop is $6.0 million.

Pursuant to the Global Settlement, prior to the third quarter of fiscal 2010, approximately 12% of environmental costs related to Aerojet Rocketdyne’s Sacramento site and its former Azusa site were charged to the consolidated statements of operations. Subsequent to the third quarter of fiscal 2010, because our estimated environmental costs have reached the reimbursement ceiling under the Northrop Agreement, approximately 37% of such costs will not be reimbursable and were therefore directly charged to the consolidated statements of operations. However, we are seeking to amend our agreement with the U.S. government to increase the amount allocable to U.S. government contracts. There can be no assurances that we will be successful in this pursuit.

Allowable environmental costs are charged to our contracts as the costs are incurred. Aerojet Rocketdyne’s mix of contracts can affect the actual reimbursement made by the U.S. government. Because these costs are recovered through forward-pricing arrangements, the ability of Aerojet Rocketdyne to continue recovering these costs from the U.S. government depends on Aerojet Rocketdyne’s sustained business volume under U.S. government contracts and programs and the relative size of Aerojet Rocketdyne’s commercial business. Under the Global Settlement agreement, environmental costs are allocable to the newly acquired business. Additionally, we are reviewing the percentage of Global Settlement environmental costs allocable to our Aerojet Rocketdyne business and Northrop. Any change in the percentage allocable will require approval from the U.S. government and if received, this change may materially and favorably affect our results of operations in the period received along with future periods.

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

We did not incur material capital expenditures for environmental control facilities in fiscal 2013 nor do we anticipate any material capital expenditures in fiscal 2014 and 2015. See Management’s Discussion and Analysis in Part II, Item 7 “Environmental Matters” of this Report for additional information.

Additional information on the risks related to environmental matters can be found under “Risk Factors” in Item 1A. of this Report, including the material effects on compliance with environmental regulations that may impact our competitive position and operating results.

Employees

As of November 30, 2013, 14% of our 5,386 employees were covered by collective bargaining agreements. We believe that our relations with our employees and unions are good.

Item 1A.	Risk Factors

Future reductions or changes in U.S. government spending could adversely affect our financial results.

Our primary aerospace and defense customers include the DoD and its agencies, NASA, and the prime contractors that supply products to these customers. We are seeing more opportunities for commercial in-launch and in-space business. In addition, sales to our aerospace and defense customers that provide products to international customers continue to grow. However, we rely on particular levels of U.S. government spending on propulsion systems for defense, space and armament systems for precision tactical weapon systems and munitions applications, and our backlog depends, in a large part, on continued funding by the U.S. government for the programs in which we are involved. These spending levels are not generally correlated with any specific economic cycle, but rather follow the cycle of general public policy and political support for this type of spending. Moreover, although our contracts often contemplate that our services will be performed over a period of several years, the U.S. President must propose and Congress must appropriate funds for a given program each GFY and may significantly change, increase, reduce or eliminate, funding for a program.

The Bipartisan Budget Act of 2013 set overall discretionary spending levels for GFY 2014 and eased sequestration cuts to the DoD and other federal agencies (e.g., NASA) for GFY 2014 and 2015, paving the way for an eventual agreement on GFY 2014 Appropriations for all federal agencies. In relatively short order, Congress was able to pass the Consolidated (so-called “Omnibus”) Appropriation bill for GFY 2014. The Defense portion of the bill was below the President’s requested level of funding for GFY 2014 but roughly the same as the post-sequester GFY 2013 DoD Appropriation levels. Funding for NASA was also below the President’s Budget Request for GFY 2014 but up from the post-sequester GFY 2013 NASA Appropriation level.

Despite overall U.S. government budget spending pressures, we believe we are well-positioned to benefit from spending in DoD and NASA priority areas. This view reflects the DoD’s strategic guidance report released in January 2012 which affirms support for many of our core programs and points toward continued DoD investment in: access to space — in order to ensure access to this highly congested and contested “global commons”; missile defense — in order to protect the homeland, counter weapons of mass destruction and enhance space-based capabilities; and power projection by tactical missile systems.

During 2013, Congress began consideration of a new NASA Authorization Act, authorizing NASA funding for the next several years, starting with GFY 2014. Ultimately, Congress did not complete action on a new

NASA Authorization in 2013, but will likely resume consideration in 2014. In 2010, the NASA Authorization Act, which remains in effect, impacted GFYs 2011-2013. NASA has identified the SLS program as one of its top priorities in the NASA portion of the GFY 2014 President’s Budget Request. The SLS program also enjoys wide bipartisan support in both chambers of Congress. We maintain a strong relationship with NASA and our propulsion systems have been powering NASA launch vehicles and spacecraft since the inception of the U.S. Space Program. Our booster and upper stage propulsion systems are currently baselined on the new SLS vehicle and both upper stage and booster engines are in development for future SLS variants. Due to the retirement of the space shuttle fleet, U.S. astronauts are now dependent on Russian Soyuz flights for access to the ISS for the better part of this decade. NASA has indicated that it is working to re-establish U.S. manned space capability as soon as possible through development of the commercial cargo and crew ISS resupply capability and the heavy lift SLS designed for manned deep space exploration. In both instances, we have significant propulsion content.

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

Sales, directly and indirectly, to the U.S. government and its agencies accounted for approximately 95% of our total net sales in fiscal 2013. Our contracts typically permit the U.S. government to unilaterally modify or terminate a contract or to discontinue funding for a particular program at any time. The cancellation of a contract, if terminated for cause, could also subject us to liability for the excess costs incurred by the U.S. government in procuring undelivered items from another source. If terminated for convenience, our recovery of costs would be limited to amounts already incurred or committed (including severance costs for terminated employees), and our profit would be limited based on the work completed prior to termination.

Our business could be adversely affected by a negative audit by the U.S. government.

U.S. government agencies, including the DCAA and various agency Inspectors General, routinely audit and investigate government contractors. These agencies review a contractor’s performance under its contracts, cost structure, and compliance with applicable laws, regulations, and standards. The U.S. government also reviews the adequacy of, and a contractor’s compliance with, its internal control systems and policies, including the contractor’s accounting systems, purchasing systems, property management systems, estimating systems, earned value management systems, and material management system. Any costs found to be misclassified may be subject to repayment. If an audit or investigation uncovers improper or illegal activities, we may be subject to civil or criminal penalties and administrative sanctions, including termination of contracts, forfeiture of profits, suspension of payments, fines, and suspension or prohibition from doing business with the U.S. government. In addition, we could suffer serious reputational harm if allegations of impropriety were made against us.

If we experience cost overruns on our contracts, we would have to absorb the excess costs which could adversely affect our financial results and our ability to win new contracts.

In fiscal 2013, approximately 46% of our net sales were from fixed-price contracts, most of which are in mature production mode. Under fixed-price contracts, we agree to perform specified work for a fixed price and realize all of the profit or loss resulting from variations in the costs of performing the contract. As a result, all fixed-price contracts involve the inherent risk of unreimbursed cost overruns. To the extent we were to incur unanticipated cost overruns on a program or platform subject to a fixed-price contract, our profitability would be adversely affected. Future profitability is subject to risks including the ability of suppliers to deliver components of acceptable quality on schedule and the successful implementation of automated tooling in production processes.

In fiscal 2013, approximately 49% of our net sales were from cost reimbursable contracts. Under cost reimbursable contracts, we agree to be reimbursed for allowable costs and be paid a fee. If our costs are in excess of the final target cost, fees, and our margin may be adversely affected. If our costs exceed authorized contract funding or they do not qualify as allowable costs under applicable regulations, we will not be reimbursed for those costs. Cost overruns may adversely affect our financial performance and our ability to win new contracts.

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

Our success and growth in our Aerospace and Defense segment depends on our ability to execute long-standing programs and periodically secure new contracts in a competitive environment.

Aerojet Rocketdyne’s revenue is primarily derived from long-standing contracts (often sole source) where Aerojet Rocketdyne is the long-term incumbent. The challenge for Aerojet Rocketdyne is to successfully utilize its technical, engineering, manufacturing, and management skills to execute these programs for the customer, to continue to innovate and refine its solutions, and to offer the customer increasing affordability in an era of fiscal restraint. If Aerojet Rocketdyne is unable to successfully execute these long-standing programs, our ability to retain existing customers and attract new customers may be impaired.

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

In the performance of contracts with the U.S. government, we operate in a highly regulated environment and are routinely audited and reviewed by the U.S. government and its agencies, such as the DCAA. These agencies review performance under our contracts, our cost structure and our compliance with applicable laws, regulations and standards, as well as the adequacy of, and our compliance with, our internal control systems and policies. Systems that are subject to review include, but are not limited to, our accounting systems, purchasing systems, property management systems, estimating systems, earned value management systems, and material management and accounting system. Any costs ultimately found to be unallowable or improperly allocated to a specific contract will not be reimbursed or must be refunded if already reimbursed. If an audit uncovers improper or illegal activities, we may be subject to civil and criminal penalties, sanctions or suspension or debarment from doing business with the U.S. government. Whether or not illegal activities are alleged, the U.S. government also has the ability to decrease or withhold certain payments when it deems systems subject to its review to be inadequate. In addition, we could suffer serious reputational harm if allegations of impropriety were made against us. If such actions were to result in suspension or debarment, this could have a material adverse effect on our business.

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

Aerojet Rocketdyne’s international sales are subject to applicable laws relating to export controls, the violation of which could adversely affect its operations.

A portion of the Aerojet Rocketdyne activities are subject to export control regulation by the U.S. Department of State under the U.S. Arms Export Control Act and International Traffic in Arms Regulations (“ITAR”). The export of certain defense-related products, hardware, software, services and technical data is regulated by the State Department’s Office of Defense Trade Controls Compliance (“DTCC”) under ITAR. DTCC administers the State Department’s authority under ITAR to impose civil penalties and other administrative sanctions for violations, including debarment from engaging in the export of defense articles or defense services. Violations of ITAR could result in significant sanctions including fines, more onerous compliance requirements, debarments from export privileges or loss of authorizations needed to conduct aspects of the Aerojet Rocketdyne’s international business.

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

In connection with the Acquisition, the DTCC agreed to release the Rocketdyne Business from the UTC Consent Agreement upon consummation of the Acquisition on the condition that we agreed to provide to the DTCC (i) our plan to integrate the Rocketdyne Business into our ITAR compliance program and (ii) an audit of the integration one year after closing the Acquisition. Further, UTC has agreed to reimburse us for any and all costs we incur to comply with these requirements. In connection with the closing of the Acquisition, we provided to the DTCC a letter committing to the DTCC’s conditions. However, there can be no assurance that we will be successful in integrating the Rocketdyne Business into our ITAR compliance program or to prevent any further ITAR violations. A future violation of ITAR could materially adversely affect our business, financial condition and results of operations.

The acquisition of the 50% ownership of RD Amross is subject to a number of conditions which could delay or materially adversely affect the timing of its completion, or prevent it from occurring.

On June 12, 2013, GenCorp and UTC entered into the Amended and Restated Purchase Agreement, which amended and restated the Original Purchase Agreement, pursuant to which GenCorp and UTC agreed to the Acquisition, subject to the terms and conditions therein. The Amended and Restated Purchase Agreement modified the Original Purchase Agreement to provide, among other things, that (i) GenCorp is not obligated to acquire the 50% membership interest of RD Amross, a Delaware limited liability company owned by UTC or the portion of the UTC business that markets and supports the sale of RD 180 engines (the “RDA Acquisition”) until certain conditions have been met, and (ii) $55 million of the Acquisition purchase price shall be payable to UTC upon such time as the RDA Acquisition may occur. Pursuant to the terms of the Amended and Restated Purchase Agreement, either party to such agreement may terminate the obligations to consummate the RDA Acquisition on or after June 12, 2015; provided, however, that such termination date may be extended for up to four additional periods of three months each (with the final termination date extended until June 12, 2016). Subject to the terms of Amended and Restated Purchase Agreement, in order to extend the termination date, either party may request the extension by providing written notice to the other party at least five business days prior to the termination date, provided that the requesting party must have a reasonable belief at the time such notice is given that a certain authorization for completion of the RDA Acquisition from the Russian government will be forthcoming.

In addition, RD Amross is the subject of an investigation by the FTC into the exclusivity arrangements relating to the sales and purchases of the RD180 engine between RD Amross and its customer, ULA. Orbital has also sued RD Amross and ULA in the Eastern District of Virginia, Orbital Sciences Corporation v. United Launch Alliance, LLC and RD Amross, LLC, Case No. 1:13CV753-LMB, alleging unfair competition and restraint of trade based on those exclusivity arrangements. Orbital seeks a permanent injunction against the exclusivity arrangements and alleges damages of at least $515 million, which it is seeking to treble up to $1.5 billion. Under the Amended and Restated Purchase Agreement, we have received a limited indemnity from UTC for the FTC investigation and Orbital lawsuit. If GenCorp completes the acquisition of RD Amross, an adverse outcome in either or both of these proceedings that results in liability in excess of the indemnification coverage under the Amended and Restated Purchase Agreement could have a material adverse effect on our operating results, financial condition, and/or cash flows.

There are a number of risks and uncertainties relating to the RDA Acquisition. The RDA Acquisition may not be consummated in the time frame or manner currently anticipated, if at all, including the receipt of certain Russian governmental regulatory approvals. There can be no assurance that such approvals will be obtained.

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

•	potential unknown liabilities not covered by indemnifications and unforeseen increased expenses or delays associated with the Acquisition;

•	the inability to implement effective internal controls, procedures and policies for the Rocketdyne Business as required by the Sarbanes-Oxley Act of 2002 within the time periods prescribed thereby;

•	the inability to implement effectively our new enterprise resource planning (“ERP”) system with respect to the Rocketdyne Business;

•	negotiations concerning possible modifications to the Rocketdyne Business’s contracts as a result of the Acquisition;

•	diversion of the attention of our management and the management of the Rocketdyne Business; and

•	the disruption of, or the loss of momentum in, ongoing operations or inconsistencies in standards, controls, procedures and policies.

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

We have incurred substantial expenses related to the Acquisition and may incur significant expenses in the future related to the integration of the Rocketdyne Business.

We have already incurred substantial expenses in connection with the Acquisition of the Rocketdyne Business. We have incurred $31.6 million of expenses related to the Acquisition through November 30, 2013. There are a large number of processes, policies, procedures, operations, technologies and systems that must be integrated, including purchasing, accounting and finance, sales, payroll, pricing, marketing and benefits. While we have assumed that a certain level of expenses will be incurred, there are many factors beyond our control that could affect the total amount or the timing of the integration expenses. Moreover, many of the expenses that will be incurred are, by their nature, difficult to estimate. These integration expenses may result in us taking significant charges against earnings in future periods related to the Acquisition, and the amount and timing of such charges are uncertain at present.

The increase in our leverage and debt service obligations as a result of the Acquisition may adversely affect our financial condition and results of operations.

We have incurred additional indebtedness in order to finance the Acquisition. On January 28, 2013, we issued $460.0 million in aggregate principal amount of our 7.125% Second-Priority Senior Secured Notes (“7  1/8% Notes”). The 7  1/8% Notes were sold to qualified institutional buyers in accordance with Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”) and outside the U.S. in accordance with Regulation S under the Securities Act. We used the net proceeds of the 7 1/8% Notes offering to fund, in part, the Acquisition, and to pay related fees and expenses. See Note 6 in Notes to Consolidated Financial Statements.

Following the Acquisition, we have $699.2 million of outstanding indebtedness as of November 30, 2013, an increase of $450.5 million as compared with our level of outstanding indebtedness as of November 30, 2012. Our maintenance of higher levels of indebtedness could have adverse consequences including impairing our ability to obtain additional financing in the future.

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

Our business and operations would be adversely impacted in the event of a failure of our information technology infrastructure or adversely impacted by a successful cyber-attack.

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

The integration of the Rocketdyne Business into our ERP system may adversely affect our business and results of operations or the effectiveness of internal control over financial reporting.

ERP integrations are complex and very time-consuming projects that involve substantial expenditures on system software and activities. If we do not effectively integrate the ERP system or if the system does not operate as intended, it could adversely affect financial reporting systems, our ability to produce financial reports, and/or the effectiveness of our internal controls over financial reporting. The integration of the Rocketdyne Business into our ERP solution is scheduled to be complete by January 1, 2015. Any extension beyond January 1, 2015 will result in us incurring additional implementation costs and require fees be paid to UTC for additional transitional services costs.

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

The supply of ammonium perchlorate, a principal raw material used in solid propellant, is limited to a single source that supplies the entire domestic solid propellant industry and actual pricing is based on the total industry demand. The slowdown and final close out of the Space Shuttle Program has reduced the total national demand, resulting in significant unit price increases. Pricing has stabilized with recent decisions from NASA to continue the Space Launch System Heavy Lift Vehicle program and the DoD to require the use of domestic ammonium perchlorate. In the majority of our contracts, we anticipated this price increase and incorporated abnormal escalation pricing language into our proposals and contracts.

We are also impacted, as is the rest of the industry, by fluctuations in the prices and lead-times of raw materials used in production on various fixed-price contracts, particularly on multi-year programs. We continue to experience volatility in the price and lead-times of certain commodity metals, primarily steel and aluminum. The schedules and pricing of titanium mill products have reduced recently but remain well above historical levels. Additionally, we may not be able to continue to negotiate with our customers for economic and/or price adjustment clauses tied to commodity indices to reduce program impact. The DoD also continues to rigorously enforce the provisions of the “Berry Amendment” which imposes a requirement to procure certain strategic materials critical to national security only from U.S. sources. While availability has not been a significant issue, cost remains a concern as this industry continues to quote “price in effect” at time of shipment terms, increasing the cost risk to our programs.

Prolonged disruptions in the supply of any of our key raw materials, difficulty qualifying new sources of supply, implementing use of replacement materials or new sources of supply, and/or a continuing volatility in the prices of raw materials could have a material adverse effect on our operating results, financial condition, and/or cash flows.

Our pension plans are currently underfunded and we expect to be required to make cash contributions in future periods, which may reduce the cash available for our businesses.

In November 2008, we decided to amend the defined benefit pension and benefits restoration plans to freeze future accruals under such plans. Effective February 1, 2009 and July 31, 2009, future benefit accruals for non-collective bargaining-unit employees and collective bargaining-unit employees were discontinued, respectively.

As of the last measurement date at November 30, 2013, our total defined benefit pension plan assets and unfunded pension obligation for our tax-qualified pension plan were approximately $1,258.4 million and $261.7 million, respectively. We do not expect to make any significant cash contributions to our government contractor business segment tax-qualified defined benefit pension plan until fiscal 2015, which are recoverable through our U.S government contracts (see below). Additionally, we do not expect to make any significant cash contributions to the GenCorp tax-qualified defined benefit pension plan until fiscal 2018 or later, which are not recoverable through our U.S. government contracts.

Further, with the Office of Federal Procurement Policy issuance of the final rule harmonizing Cost Accounting Standard (“CAS”) 412, Composition and Measurement of Pension Cost, and CAS 413, Adjustment and Allocation of Pension Cost, with the Pension Protection Act (the “PPA”), we will recover portions of any required pension funding through our government contracts. Approximately 91% of our unfunded pension benefit obligation as of November 30, 2013 is related to our government contracting Aerospace and Defense segment.

The PPA requires underfunded pension plans to improve their funding ratios based on the funded status of the plan as of specified measurement dates through contributions or application of prepayment credits. As of November 30, 2013, we have accumulated $30.6 million in prepayment credits as a result of advanced funding.

On July 6, 2012, the Moving Ahead for Progress in the 21st Century Act (“MAP-21”) was signed into law by the U.S. government. MAP-21, in part, provides temporary relief for employers who sponsor defined benefit pension plans related to funding contributions under the Employee Retirement Income Security Act of 1974. Specifically, MAP-21 implemented a 25-year average interest rate corridor around the 24 month interest rate used for purposes of determining minimum funding obligations. This relief is expected to defer cash contributions until fiscal 2015.

The funded status of our pension plans may be adversely affected by the investment experience of the plans’ assets, by any changes in U.S. law and by changes in the statutory interest rates used by tax-qualified pension plans in the U.S. to calculate funding requirements. Accordingly, if the performance of our plans’ assets does not meet our assumptions, if there are changes to the Internal Revenue Service regulations or other applicable law or if other actuarial assumptions are modified, our future contributions to our underfunded pension plans could be higher than we expect.

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

As of November 30, 2013, the aggregate range of our estimated future environmental obligations was $171.3 million to $289.8 million and the accrued amount was $171.3 million. We believe the accrued amount for future remediation costs represents the costs that could be incurred by us over the contractual term, if any, or the next fifteen years of the estimated remediation, to the extent they are probable and reasonably estimable. However, in many cases the nature and extent of the required remediation has not yet been determined. Given the many uncertainties involved in assessing liability for environmental claims, our reserves may prove to be insufficient. We evaluate the adequacy of those reserves on a quarterly basis, and adjust them as appropriate. In addition, the reserves are based only on known sites and the known contamination at those sites. It is possible that additional sites needing remediation may be identified or that unknown contamination at previously identified sites may be discovered. It is also possible that the regulatory agencies may change clean-up standards for chemicals of concern such as ammonium perchlorate and trichloroethylene. This could lead to additional expenditures for environmental remediation in the future and, given the uncertainties involved in assessing liability for environmental claims, our reserves may prove to be insufficient.

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

Our environmental expenses related to non-Aerojet Rocketdyne sites are generally not recoverable and a significant increase in these estimated environmental expenses could have a significant adverse effect on our operating results, financial condition, and/or cash flows.

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

We have a substantial amount of debt for which we are required to make interest and principal payments. Interest on long-term financing is not a recoverable cost under our U.S. government contracts. As of November 30, 2013, we had $699.2 million of debt. Subject to the limits contained in some of the agreements governing our outstanding debt, we may incur additional debt in the future. Our maintenance of higher levels of indebtedness could have adverse consequences including impairing our ability to obtain additional financing in the future.

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

We are obligated to comply with financial and other covenants outlined in our debt indentures and agreements that could restrict our operating activities. A failure to comply could result in a default under our senior credit facility entered into on November 18, 2011 (the “Senior Credit Facility”) with the lenders identified therein and Wells Fargo Bank, National Association, as administrative agent, which would, if not waived by the lenders which likely would come with substantial cost, accelerate the payment of our debt. A payment default under the Senior Credit Facility could result in cross defaults on our 7 1/8% Notes and our 4.0625% Convertible Subordinated Debentures (“4 1/16% Debentures”).

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

Based on our existing debt agreements, we were in compliance with our financial and non-financial covenants as of November 30, 2013. Any of the covenants described in this risk factor may restrict our operations and our ability to pursue potentially advantageous business opportunities. Our failure to comply with these covenants could also result in an event of default that, if not cured or waived, could result in the acceleration of the Senior Credit Facility, the 7 1/8% Notes, and the 4 1/16% Debentures. In addition, our failure to pay principal and interest when due is a default under the Senior Credit Facility, and in certain cases, would cause cross defaults on the 7 1/8% Notes and 4 1/16% Debentures. We have limited collateral available for additional financing due to the fact that our indebtedness under the Senior Credit Facility is secured by (i) all equity interests owned or held by the Company, including interests in Easton and 66% of the voting stock (and 100% of the non-voting stock) of all present and future first-tier foreign subsidiaries of the Company and Aerojet Rocketdyne and (ii) substantially all of the tangible and intangible personal property and assets of the Company. In addition, our indebtedness under the Senior Credit Facility is secured by certain real property owned by the Company located in Orange, Virginia and Redmond, Washington. Except for certain real property located in Canoga Park, California acquired in connection with the Acquisition, the Company’s real property located in California, including the real estate holdings of Easton, is excluded from the collateral securing the Senior Credit Facility.

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

In connection with our divestitures of the Fine Chemicals and GDX Automotive businesses in fiscal 2005 and fiscal 2004, respectively, we have incurred and may incur additional costs, including costs related to the closure of a manufacturing facility in Chartres, France. As part of these and other divestitures, we have provided customary indemnification to the purchasers for such matters as claims arising from the operation of the businesses prior to disposition, including income tax matters and the liability to investigate and remediate certain environmental contamination existing prior to disposition. These additional costs and the indemnification of the purchasers of our former or current businesses may require additional cash expenditures, which could have a material adverse effect on our operating results, financial condition, and/or cash flows.

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

As of November 30, 2013, 14% of our 5,386 employees were covered by collective bargaining agreements. In the future, if we are unable to negotiate acceptable new agreements with the unions, upon expiration of the existing contracts, we could experience a strike or work stoppage. Even if we are successful in negotiating new agreements, the new agreements could call for higher wages or benefits paid to union members, which would increase our operating costs and could adversely affect our profitability. If our unionized workers were to engage in a strike or other work stoppage, or other non-unionized operations were to become unionized, we could experience a significant disruption of operations at our facilities or higher ongoing labor costs. A strike or other work stoppage in the facilities of any of our major customers or suppliers could also have similar effects on us.

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

In addition, we have in the past recorded, and may in the future record, out of period adjustments to our financial statements. In making such adjustments we apply the analytical framework of SEC Staff Accounting Bulletin No. 99, “Materiality” (“SAB 99”), to determine whether the effect of any out of period adjustment to our financial statements is material and whether such adjustments, individually or in the aggregate, would require us to restate or revise our financial statements for previous periods. Under SAB 99, companies are required to apply quantitative and qualitative factors to determine the “materiality” of particular adjustments. We recorded out of period adjustments in fiscal 2013 and other prior periods, and in each instance determined that the adjustments were not material to the period in which the error originated or was corrected. In the future we may identify further out of period adjustments impacting our interim or annual financial statements. Depending upon the complete qualitative and quantitative analysis, this could result in us restating or revising previously issued financial statements.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Significant operating, manufacturing, research, design, and/or marketing locations are set forth below.

Facilities

Corporate Headquarters

GenCorp Inc.

2001 Aerojet Road

Rancho Cordova, California 95742

Operating/Manufacturing/Research/Design/Marketing Locations

Aerospace and Defense Aerojet Rocketdyne Sacramento, California

Design/Manufacturing Facilities:

Camden, Arkansas*

Canoga Park, California*

Carlstadt, New Jersey*

Chatsworth, California

Clearfield, Utah*

Gainesville, Virginia*

Huntsville, Alabama*

Jonesborough, Tennessee**

Orange, Virginia

Rancho Cordova, California (owned and leased)

Redmond, Washington

Socorro, New Mexico*

Vernon, California*

West Palm Beach, Florida*

Woodland Hills, California*

Marketing/Sales Offices: Arlington, Virginia* Huntsville, Alabama* Washington, DC*
Real Estate Folsom, California

*	An asterisk next to a facility listed above indicates that it is a leased property.

**	This facility is owned and operated by Aerojet Ordnance Tennessee, Inc., a 100% owned subsidiary of Aerojet Rocketdyne.

We believe each of the facilities is adequate for the business conducted at that facility. The facilities are suitable and adequate for their intended purpose and taking into account current and planned future needs.

Item 3.	Legal Proceedings

Groundwater Litigation

In December 2011, Aerojet Rocketdyne received notice of a lawsuit, Sun Ridge LLC, et al. v. Aerojet-General Corporation, et al., Case No. 34-2011-00114675, filed in Sacramento County Superior Court. The complaint, which also names McDonnell Douglas Corporation (now Boeing), was filed by owners of properties adjacent to the Aerojet Rocketdyne property in Rancho Cordova, California and alleges damages attributable to contamination of groundwater including diminution of property value and increased costs associated with ensuring water supplies in connection with real estate development. That matter was dismissed without prejudice and the parties entered into settlement discussions through which a settlement was reached. As of November 30, 2013, the Company has accrued $0.2 million, which represents its share of the settlement. Expenditures associated with this matter are partially recoverable.

Natural Resource Damage (“NRD”) Assessment Claim

The Company previously manufactured products for the automotive industry at a Toledo, Ohio site, which was adjacent to the Ottawa River. This facility was divested in 1990 and the Company indemnified the buyer for claims and liabilities arising out of certain pre-divestiture environmental matters. In August 2007, the Company, along with numerous other companies, received from the United States Department of Interior Fish and Wildlife Service a notice of a NRD Assessment Plan for the Ottawa River and Northern Maumee Bay. A group of PRPs, including the Company, was formed to respond to the NRD assessment and to pursue funding from the Great Lakes Legacy Act for primary restoration. The restoration project performed by the group consisted of river dredging and land-filling river sediments with a total project cost in the range of approximately $47 million to $49 million, one half of which was funded through the Great Lakes Legacy Act and the net project costs to the PRP group was estimated at $23.5 million to $24.5 million. The dredging of the river that began in December 2009 has been completed. In February 2011, the parties reached an agreement on allocation. Still unresolved at this time is the actual NRD Assessment itself. In August 2013, the PRPs voted to accept the State and Federal Trustees’ proposal resolving the NRD Assessment and other claims which increased the Company’s share by $0.1 million. A Consent Decree must be negotiated and approved before the settlement becomes final. As of November 30, 2013, the estimated range of the Company’s share of anticipated costs for the NRD matter was $0.2 million to $0.5 million. None of the expenditures related to this matter are recoverable.

Textileather, Inc. (“Textileather”)

In 2008, Textileather, the current owner of the former Toledo, Ohio site, filed a lawsuit against the Company claiming, among other things, that the Company failed to indemnify and defend Textileather for certain contractual environmental obligations. A second suit related to past and future Resource Conservation Recovery Act (“RCRA”) closure costs was filed in late 2009. On May 5, 2010, the District Court granted the Company’s Motion for Summary Judgment, thereby dismissing the claims in the initial action. Textileather appealed to the Sixth Circuit Court of Appeals. On September 11, 2012, the Court of Appeals affirmed the District Court’s decision with respect to Textileather’s Comprehensive Environmental Response Compensation and Liability Act (“CERCLA”) cost recovery claims, but reversed the decision to dismiss its breach of contract claims. The case was remanded to the District Court for further proceedings consistent with the opinion of the Court of Appeals. On September 10, 2013, the parties executed the definitive settlement agreement resolving the dispute for a release for all non-polychlorinated biphenyl (“PCB”) related environmental issues for $4.3 million to be paid in two payments in the 2013 calendar year. The Company has a reserve of $2.7 million for the settlement and PCB related environmental issues as of November 30, 2013. None of the expenditures related to this matter are recoverable.

Asbestos Litigation

The Company has been, and continues to be, named as a defendant in lawsuits alleging personal injury or death due to exposure to asbestos in building materials, products, or in manufacturing operations. The majority of cases are pending in Texas and Pennsylvania. There were 129 asbestos cases pending as of November 30, 2013.

Given the lack of any significant consistency to claims (i.e., as to product, operational site, or other relevant assertions) filed against the Company, the Company is unable to make a reasonable estimate of the future costs of pending claims or unasserted claims. Accordingly, no estimate of future liability has been accrued for such contingencies.

In 2011, Aerojet Rocketdyne received a letter demand from AMEC, plc, (“AMEC”) the successor entity to the 1981 purchaser of the business assets of Barnard & Burk, Inc., a former Aerojet Rocketdyne subsidiary, for Aerojet Rocketdyne to assume the defense of sixteen asbestos cases, involving 271 plaintiffs, pending in Louisiana, and reimbursement of over $1.7 million in past legal fees and expenses. AMEC is asserting that Aerojet Rocketdyne retained those liabilities when it sold the Barnard & Burk assets and agreed to indemnify the purchaser therefor. Under the relevant purchase agreement, the purchaser assumed only certain, specified liabilities relating to the operation of Barnard & Burk before the sale, with Barnard & Burk retaining all unassumed pre-closing liabilities, and Aerojet Rocketdyne agreed to indemnify the purchaser against unassumed liabilities that are asserted against it. Based on the information provided, Aerojet Rocketdyne declined to accept the liability and requested additional information from AMEC pertaining to the basis of the demand. On April 3, 2013, AMEC filed a complaint for breach of contract against Aerojet Rocketdyne in Sacramento County Superior Court, AMEC Construction Management, Inc. v. Aerojet-General Corporation, Case No. 342013001424718. Although AMEC served the complaint on Aerojet Rocketdyne, Aerojet Rocketdyne was granted an open extension of time in which to file a response in order to facilitate additional sharing of information and potential settlement negotiations. No estimate of liability has been accrued for this matter as of November 30, 2013.

The following table sets forth information related to asbestos litigation:

	Year Ended
	2013		2012		2011
	(Dollars in thousands)
Claims filed	18	***	19	**	28	*
Claims dismissed	25		21		20
Claims settled	5		3		3
Claims pending	129		141		146
Aggregate settlement costs	$640		$53		$70
Average settlement costs	$128		$18		$23

*	This number is net of one case tendered to a third party under a contractual indemnity obligation.

**	This number is net of two cases tendered to a third party under a contractual indemnity obligation.

***	This number is net of three cases tendered to a third party under a contractual indemnity obligation.

Legal and administrative fees for the asbestos cases for fiscal 2013, 2012 and 2011 was $0.4 million for all years presented.

Item 4.	Mine Safety Disclosures

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholders’ Matters and Issuer Purchases of Equity Securities

As of January 14, 2014, there were 7,567 holders of record of the common stock. On January 14, 2014, the last reported sale price of our common stock on the New York Stock Exchange was $17.93 per share.

Our Senior Credit Facility (described in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations under the caption “Liquidity and Capital Resources”) restricts the payment of dividends and we do not anticipate paying cash dividends in the foreseeable future.

Information concerning long-term debt, including material restrictions relating to payment of dividends on our common stock appears in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations under the caption “Liquidity and Capital Resources” and in Part II, Item 8. Consolidated Financial Statements and Supplementary Data at Note 6 in Notes to Consolidated Financial Statements. Information concerning securities authorized for issuance under our equity compensation plans appears in Part III, Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters under the caption “Equity Compensation Plan Information.”

Common Stock

Our common stock is listed on the New York Stock Exchange under the trading symbol “GY.” The following table lists, on a per share basis for the periods indicated, the high and low sale prices for the common stock as reported by the New York Stock Exchange:

	Common Stock Price
Year Ended November 30,	High	Low
2013
First Quarter	$12.36	$8.70
Second Quarter	$13.98	$11.82
Third Quarter	$17.76	$13.40
Fourth Quarter	$18.50	$15.01
2012
First Quarter	$6.15	$5.20
Second Quarter	$7.27	$5.75
Third Quarter	$9.25	$5.69
Fourth Quarter	$10.38	$8.05

Stock Performance Graph

The following graph compares the cumulative total shareholder returns, calculated on a dividend reinvested basis, on $100 invested in our Common Stock in November 2008 with the cumulative total return of (i) the Standard & Poor’s 500 Composite Stock Price Index (“S&P 500 Index”), and (ii) the Standard & Poor’s 500 Aerospace & Defense Index. The stock price performance shown on the graph is not necessarily indicative of future performance.

Comparison of Cumulative Total Shareholder Return

Among GenCorp, S&P 500 Index, and the S&P 500 Aerospace & Defense Index,

November 2008 through November 2013

Comparison of Cumulative Five Year Total Return

Company/Index	Base Period 2008	As of November 30,
		2009	2010	2011	2012	2013

GenCorp Inc.	$100.00	273.08	171.68	190.21	321.68	641.26
S&P 500 Index	100.00	125.39	137.85	148.65	172.63	224.93
S&P 500 Aerospace & Defense	100.00	131.63	149.25	162.17	183.42	281.87

Item 6.	Selected Financial Data

The following selected financial data is qualified by reference to and should be read in conjunction with the Consolidated Financial Statements, including the Notes thereto in Item 8. Consolidated Financial Statements and Supplementary Data, and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	Year Ended
	2013	2012	2011	2010	2009
	(In millions, except per share amounts)
Net sales	$1,383.1	$994.9	$918.1	$857.9	$795.4
Net income (loss):
Income (loss) from continuing operations, net of income taxes	$167.7	$(5.7)	$2.9	$6.0	$58.9
Income (loss) from discontinued operations, net of income taxes	0.2	3.1	—	0.8	(6.7)

Net income (loss)	$167.9	$(2.6)	$2.9	$6.8	$52.2

Basic earnings (loss) per share of Common Stock
Income (loss) from continuing operations, net of income taxes	$2.76	$(0.09)	$0.05	$0.11	$1.00
Income (loss) from discontinued operations, net of income taxes	—	0.05	—	0.01	(0.11)

Total	$2.76	$(0.04)	$0.05	$0.12	$0.89

Diluted earnings (loss) per share of Common Stock
Income (loss) from continuing operations, net of income taxes	$2.11	$(0.09)	$0.05	$0.11	$0.96
Income (loss) from discontinued operations, net of income taxes	—	0.05	—	0.01	(0.10)

Total	$2.11	$(0.04)	$0.05	$0.12	$0.86

Supplemental statement of operations information:
(Loss) income from continuing operations before income taxes	$(26.2)	$13.2	$9.0	$2.1	$41.3
Interest expense	48.7	22.3	30.8	37.0	38.6
Interest income	(0.2)	(0.6)	(1.0)	(1.6)	(1.9)
Depreciation and amortization	43.8	22.3	24.6	27.9	25.7
Retirement benefit expense (benefit)	65.0	41.0	46.4	41.9	(11.9)
Unusual items in continuing operations
Executive severance agreements	—	—	—	1.4	3.1
Rocketdyne Business acquisition related costs	20.0	11.6	—	—	—
(Gain) loss on legal matters and settlements	(0.5)	0.7	4.1	2.8	1.3
Loss on bank amendment	—	—	1.3	0.7	0.2
Loss on debt repurchased	5.0	0.4	0.2	1.2	—
Gain on legal settlement and insurance recoveries	—	—	—	(2.7)	—

Adjusted EBITDAP (Non-GAAP measure)	$155.6	$110.9	$115.4	$110.7	$96.4

Adjusted EBITDAP (Non-GAAP measure) as a percentage of net sales	11.3%	11.1%	12.6%	12.9%	12.1%
Cash flow information:
Cash flow provided by operating activities	$77.6	$86.2	$76.8	$148.1	$50.3
Cash flow (used in) provided by investing activities	(474.9)	(36.6)	5.6	(43.5)	(14.3)
Cash flow provided by (used in) financing activities	432.8	(75.5)	(75.9)	(49.4)	(2.4)
Balance Sheet information:
Total assets	$1,755.3	$919.3	$939.5	$991.5	$934.9
Long-term debt, including current maturities	699.2	248.7	326.4	392.7	421.6

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Aerospace and Defense — includes the operations of our wholly-owned subsidiary Aerojet Rocketdyne, a leading technology-based designer, developer and manufacturer of aerospace and defense products and systems for the U.S. government, including the DoD, NASA, major aerospace and defense prime contractors as well as portions of the commercial sector. Aerojet Rocketdyne is a world-recognized engineering and manufacturing company that specializes in the development and production of propulsion systems for defense and space applications, armament systems for precision tactical systems and munitions, and is considered a domestic market leader in launch propulsion, in-space propulsion, missile defense propulsion, tactical missile propulsion and hypersonic propulsion systems.

Real Estate — includes the activities of our wholly-owned subsidiary Easton related to the re-zoning, entitlement, sale, and leasing of our excess real estate assets. We own approximately 11,900 acres of land adjacent to U.S. Highway 50 between Rancho Cordova and Folsom, California east of Sacramento. We are currently in the process of seeking zoning changes and other governmental approvals on a portion of the Sacramento Land to optimize its value.

A summary of the significant financial highlights for fiscal 2013 which management uses to evaluate our operating performance and financial condition is presented below.

•	Net sales for fiscal 2013 increased to $1,383.1 million from $994.9 million for fiscal 2012.

•	Net income for fiscal 2013 was $167.9 million, or $2.11 diluted income per share, compared to a net loss of ($2.6) million, or ($0.04) loss per share, for fiscal 2012.

•	Adjusted EBITDAP (Non-GAAP measure) for fiscal 2013 was $155.6 million or 11.3% of net sales, compared to $110.9 million or 11.1% of net sales, for fiscal 2012.

•

Segment performance (Non-GAAP measure) before environmental remediation provision adjustments, retirement benefit plan expense, and unusual items was $151.4 million for fiscal 2013, compared to $119.2 million for fiscal 2012.

•	Cash provided by operating activities in fiscal 2013 totaled $77.6 million, compared to $86.2 million in fiscal 2012.

•	Free cash flow (Non-GAAP measure) in fiscal 2013 totaled $14.4 million, compared to $49.0 million in fiscal 2012.

•	As of November 30, 2013, we had $501.6 million in net debt (Non-GAAP measure) compared to $86.6 million as of November 30, 2012.

•	Funded backlog was $1,664 million as of November 30, 2013 compared to $1,018 million as of November 30, 2012.

We provide Non-GAAP measures as a supplement to financial results based on GAAP. A reconciliation of the Non-GAAP measures to the most directly comparable GAAP measures is presented later in this Management’s Discussion and Analysis of Financial Condition and Results of Operations under the heading “Operating Segment Information” and “Use of Non-GAAP Financial Measures.”

In July 2012, we signed the Original Purchase Agreement with UTC to acquire the Rocketdyne Business from UTC for $550 million. On June 10, 2013, the FTC announced that it closed its investigation into the Acquisition under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. On June 12, 2013, we entered into the Amended and Restated Purchase Agreement with UTC, which amended and restated the Original Purchase Agreement, as amended. On June 14, 2013, we completed the acquisition of substantially all of the Rocketdyne Business pursuant to the Amended and Restated Purchase Agreement. The aggregate consideration to UTC was $411 million, paid in cash, which represents the initial purchase price of $550 million reduced by $55 million relating to the pending future acquisition of UTC’s 50% ownership interest of RD Amross (a joint venture with NPO Energomash of Khimki, Russia which sells RD-180 engines to RD Amross), and the portion of the UTC business that markets and supports the sale of RD-180 engines. The acquisition of UTC’s 50% ownership interest of RD Amross and UTC’s related business is contingent upon certain conditions including receipt of certain Russian governmental regulatory approvals, which may not be obtained. The purchase price was further adjusted for advance payments on contracts, capital expenditures and other net assets, and is subject further to post-closing adjustments. See Note 4 in Notes to Consolidated Financial Statements.

The Rocketdyne Business was the largest liquid rocket propulsion designer, developer, and manufacturer in the United States. As the primary propulsion system provider to the U.S. government, specifically NASA and the DoD through ULA, Rocketdyne was considered to be a leader in liquid launch propulsion and hypersonic systems. For more than 50 years, Rocketdyne has set the standard in space propulsion design, development and manufacturing. Rocketdyne has powered nearly all of NASA’s human-rated launch vehicles to date and has recorded more than 1,600 space launches. Rocketdyne propulsion systems have powered missions to nearly every planet in the solar system and have been a cornerstone to the U.S. Space Program since its inception. Additionally, Rocketdyne propulsion systems are vital to the launch of astronauts and cargo required for space exploration and for U.S. military and commercial satellites.

We believe the Rocketdyne Business acquisition provides strategic value for the country, our customers, and our stakeholders. We anticipate that the combined enterprise will be better positioned to compete in a dynamic, highly competitive marketplace, and provide more affordable products for our customers. In addition, this transaction is expected to transform our business and provide additional growth opportunities as we build upon the complementary capabilities of each legacy company.

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

	Year Ended
	2013	2012	2011
	(In millions, except per share amounts)
Net sales:
As reported	$1,383.1	$994.9	$918.1
Pro forma	$1,762.7	$1,694.0	$1,572.7
Net income (loss):
As reported	$167.9	$(2.6)	$2.9
Pro forma	$30.7	$38.2	$(142.1)
Basic EPS:
Income (loss) per share:
As reported	$2.76	$(0.04)	$0.05
Pro forma	$0.50	$0.64	$(2.42)
Diluted EPS:
Income (loss) per share:
As reported	$2.11	$(0.04)	$0.05
Pro forma	$0.47	$0.56	$(2.42)

On January 28, 2013, we issued $460.0 million in aggregate principal amount of our 7 1/8% Notes. The 7 1/8% Notes were sold to qualified institutional buyers in accordance with Rule 144A under the Securities Act and outside the U.S. in accordance with Regulation S under the Securities Act. The net proceeds of the 7 1/8% Notes offering were used to fund, in part, the acquisition of the Rocketdyne Business, and to pay related fees and expenses in June 2013. In November 2013, the 7  1/8% Notes were registered under the Securities Act.

We incurred substantial expenses in connection with the Acquisition. A summary of the expenses related to the Acquisition recorded in fiscal 2012 ($11.6 million) and fiscal 2013 ($20.0 million) is as follows (in millions):

Legal expenses	$16.4
Professional fees and consulting	8.9
Internal labor	3.4
Costs related to the previously planned divestiture of the Liquid Divert and Attitude Control Systems (the “LDACS”) business, including $0.3 million of internal labor	1.7
Other	1.2

$31.6

As of November 30, 2012, we classified our LDACS program as assets held for sale because we expected that we would be required to divest the LDACS product line in order to consummate the Acquisition. However, as of May 31, 2013, we believed that we would not be required to divest the LDACS product line in order to consummate the Acquisition based on conversations with the FTC. On June 10, 2013, the FTC announced that it closed its investigation into the Acquisition under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and we were not required to divest our LDACS business (see Note 14 in Notes to Consolidated Financial Statements).

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

Some of the significant challenges we face are as follows: dependence upon government programs and contracts, future reductions or changes in U.S. government spending in our industry, integration of the Rocketdyne Business, environmental matters, capital structure, an underfunded pension plan, stabilization of our ERP system, and the future integration of the recently acquired Rocketdyne Business into our ERP system. Some of these matters are discussed in more detail below.

Major Customers

The principal end user customers of our products and technology are agencies of the U.S. government. Since a majority of our sales are, directly or indirectly, to the U.S. government, funding for the purchase of our products and services generally follows trends in U.S. aerospace and defense spending.

Customers that represented more than 10% of net sales for the fiscal years presented are as follows:

	Year Ended
	2013	2012	2011
Raytheon	32%	37%	36%
Lockheed Martin	23	32	28
ULA	18	*	*

*	Less than 10%.

Sales to the U.S. government and its agencies, including sales to our significant customers discussed above, were as follows (dollars in millions):

	U.S. Government Sales	Percentage of Net Sales
Fiscal 2013	$1,311.0	95%
Fiscal 2012	936.9	94
Fiscal 2011	855.8	93

The Standard Missile program, which is included in the U.S. government sales, represented 22%, 25%, and 24% of net sales for fiscal 2013, 2012, and 2011, respectively.

Industry Update

Our primary aerospace and defense customers include the DoD and its agencies, NASA, and the prime contractors that supply products to these customers. We are seeing more opportunities for commercial in-launch and in-space business. In addition, sales to our aerospace and defense customers that provide products to international customers continue to grow. However, we rely on particular levels of U.S. government spending on propulsion systems for defense, space and armament systems for precision tactical weapon systems and munitions applications, and our backlog depends, in a large part, on continued funding by the U.S. government for the programs in which we are involved. These spending levels are not generally correlated with any specific economic cycle, but rather follow the cycle of general public policy and political support for this type of spending. Moreover, although our contracts often contemplate that our services will be performed over a period of several years, the U.S. President must propose and Congress must appropriate funds for a given program each GFY and may significantly change, increase, reduce or eliminate, funding for a program. A decrease in DoD and/or NASA expenditures, the elimination or curtailment of a material program in which we are involved, or changes in payment patterns of our customers as a result of changes in U.S. government spending, could have a material adverse effect on our operating results, financial condition, and/or cash flows.

The Bipartisan Budget Act of 2013 set overall discretionary spending levels for GFY 2014 and eased sequestration cuts to the DoD and other federal agencies (e.g., NASA) for GFY 2014 and 2015, paving the way for an eventual agreement on GFY 2014 Appropriations for all federal agencies. In relatively short order, Congress was able to pass the Consolidated (so-called “Omnibus”) Appropriation bill for GFY 2014. The Defense portion of the bill was below the President’s requested level of funding for GFY 2014 but roughly the same as the post-sequester GFY13 DoD Appropriation levels. Funding for NASA was also below the President’s Budget Request for GFY 2014 but up from the post-sequester GFY13 NASA Appropriation level.

Despite overall U.S. government budget spending pressures, we believe we are well-positioned to benefit from spending in DoD and NASA priority areas. This view reflects the DoD’s strategic guidance report released in January 2012 which affirms support for many of our core programs and points toward continued DoD investment in: access to space — in order to ensure access to this highly congested and contested “global commons”; missile defense — in order to protect the homeland, counter weapons of mass destruction and enhance space-based capabilities; and power projection by tactical missile systems.

During 2013, Congress began consideration of a new NASA Authorization Act, authorizing NASA funding for the next several years, starting with GFY 2014. Ultimately, Congress did not complete action on a new NASA Authorization in 2013, but will likely resume consideration in 2014. In 2010, the NASA Authorization Act, which remains in effect, impacted GFYs 2011-2013. NASA has identified the SLS program as one of its top priorities in the NASA portion of the GFY 2014 President’s Budget Request. The SLS program also enjoys wide bipartisan support in both chambers of Congress. We maintain a strong relationship with NASA and our propulsion systems have been powering NASA launch vehicles and spacecraft since the inception of the U.S. Space Program. Our booster and upper stage propulsion systems are currently baselined on the new SLS vehicle and both upper stage and booster engines are in development for future SLS variants. Due to the retirement of the space shuttle fleet, U.S. astronauts are now dependent on Russian Soyuz flights for access to the ISS for the better part of this decade. NASA has indicated that it is working to re-establish U.S. manned space capability as soon as possible through development of the commercial cargo and crew ISS resupply capability and the heavy lift SLS designed for manned deep space exploration. In both instances, we have significant propulsion content.

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

We review on a quarterly basis estimated future remediation costs that could be incurred over the contractual term or the next fifteen years of the expected remediation. These liabilities have not been discounted to their present value as the timing of cash payments is not fixed or reliably determinable. We have an established practice of estimating environmental remediation costs over a fifteen year period, except for those environmental remediation costs with a specific contractual term. With respect to the Baldwin Park Operable Unit (“BPOU”) site, our estimates of anticipated environmental remediation costs only extend through the term of the project agreement for such site, which expires in 2017, since we are unable to reasonably estimate the related costs after the expiration of such agreement. Therefore no reserve has been accrued for this site for the period after the expiration of the project agreement and we will reevaluate the environmental reserves related to the BPOU site once the terms of a new agreement related to the site are available and we are able to reasonably estimate the related environmental remediation costs. At that time, the amount of reserves accrued following such reevaluation may be significant. As the period for which estimated environmental remediation costs increase, the reliability of such estimates decrease. These estimates consider the investigative work and analysis of engineers, outside environmental consultants, and the advice of legal staff regarding the status and anticipated results of various administrative and legal proceedings. In most cases, only a range of reasonably possible costs can be estimated. In establishing our reserves, the most probable estimate is used when determinable; otherwise, the minimum amount is used when no single amount in the range is more probable. Accordingly, such estimates can change as we periodically evaluate and revise such estimates as new information becomes available. We cannot predict whether new information gained as projects progress will affect the estimated liability accrued. The tim-

ing of payment for estimated future environmental costs is influenced by a number of factors such as the regulatory approval process and the time required to design, construct, and implement the remedy. A summary of our environmental reserves, recoverable amounts, and range of liability as of November 30, 2013 is presented below:

	Reserve	Recoverable Amount	Estimated Range of Liability
	(In millions)
Sacramento	$128.0	$88.2	$128.0 – $199.5
Baldwin Park Operable Unit	26.9	18.5	26.9 – 57.3
Other Aerojet Rocketdyne sites	8.2	7.6	8.2 – 23.2
Other sites	8.2	0.8	8.2 – 9.8

Total	$171.3	$115.1	$171.3 – $289.8

Most of our environmental costs are incurred by our Aerospace and Defense segment, and certain of these future costs are allowable to be included in our contracts with the U.S. government and allocable to Northrop until the cumulative expenditure limitation is reached (discussed below).

On January 12, 1999, Aerojet Rocketdyne and the U.S. government implemented the Global Settlement resolving certain prior environmental and facility disagreements, with retroactive effect to December 1, 1998. Under the Global Settlement, Aerojet Rocketdyne and the U.S. government resolved disagreements about an appropriate cost-sharing ratio with respect to the cleanup costs of the environmental contamination at the Sacramento and Azusa sites. The Global Settlement cost-sharing ratio does not have a defined term over which costs will be recovered. Additionally, in conjunction with the sale of the EIS business in 2001, Aerojet Rocketdyne entered into the Northrop Agreement whereby Aerojet Rocketdyne is reimbursed by Northrop for a portion of environmental expenditures eligible for recovery under the Global Settlement, subject to annual and cumulative limitations.

Pursuant to the Global Settlement, prior to the third quarter of fiscal 2010, approximately 12% of environmental costs related to Aerojet Rocketdyne’s Sacramento site and its former Azusa site were charged to the consolidated statements of operations. Subsequent to the third quarter of fiscal 2010, because our estimated environmental costs have reached the reimbursement ceiling under the Northrop Agreement, approximately 37% of such costs will not be reimbursable and were therefore directly charged to the consolidated statements of operations. However, we are seeking to amend our agreement with the U.S. government to increase the amount allocable to U.S. government contracts. There can be no assurances that we will be successful in this pursuit.

Allowable environmental costs are charged to our contracts as the costs are incurred. Aerojet Rocketdyne’s mix of contracts can affect the actual reimbursement made by the U.S. government. Because these costs are recovered through forward-pricing arrangements, the ability of Aerojet Rocketdyne to continue recovering these costs from the U.S. government depends on Aerojet Rocketdyne’s sustained business volume under U.S. government contracts and programs and the relative size of Aerojet Rocketdyne’s commercial business. Annually, we evaluate Aerojet Rocketdyne’s forecasted business volume under U.S. government contracts and programs and the relative size of Aerojet Rocketdyne’s commercial business as part of its long-term business review. Since the acquisition of the Rocketdyne Business closed in the third quarter of fiscal 2013, the prospective mix of contracts may affect the actual reimbursement made by the U.S. government. Under the Global Settlement agreement, environmental costs are allocable to the newly acquired business. Additionally, we are reviewing the percentage of Global Settlement environmental costs allocable to our Aerojet Rocketdyne business and Northrop. Any change in the percentage allocable will require approval from the U.S. government and if received, this change may materially and favorably affect our results of operations in the period received along with future periods.

The inclusion of such environmental costs in our contracts with the U.S. government impacts our competitive pricing and earnings; however, we believe that this impact is mitigated by driving improvements and efficiencies across our operations as well as our ability to deliver innovative and quality products to our customers.

Capital Structure

We have a substantial amount of debt for which we are required to make interest and principal payments. Interest on long-term financing is not a recoverable cost under our U.S. government contracts. As of November 30, 2013, we had $699.2 million of debt principal outstanding. The fair value of the debt outstanding at November 30, 2013 was $938.6 million.

Retirement Benefits

We do not expect to make any significant cash contributions to our government contractor business segment, Aerojet Rocketdyne, tax-qualified defined benefit pension plan until fiscal 2015, which will be recoverable through our U.S government contracts. Additionally, we do not expect to make any significant cash contributions to the GenCorp tax-qualified defined benefit pension plan until fiscal 2018 or later, which will not be recoverable through our U.S. government contracts.

In addition, under the Office of Federal Procurement Policy rules, we will recover portions of any required pension funding through our government contracts and we estimate that approximately 91% of our unfunded pension obligation as of November 30, 2013 is related to our government contracting business.

We estimate that our retirement benefit expense will be approximately $36 million in fiscal 2014.

The funded status of our pension plans may be adversely affected by the investment experience of the plans’ assets, by any changes in U.S. law and by changes in the statutory interest rates used by tax-qualified pension plans in the U.S. to calculate funding requirements. Accordingly, if the performance of our plans’ assets does not meet our assumptions, if there are changes to the Internal Revenue Service regulations or other applicable law or if other actuarial assumptions are modified, our future contributions to our underfunded pension plans could be higher than we expect.

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

We selected the Oracle Business Suite as our ERP solution. Work began on the project in fiscal 2011 and we implemented the ERP system in June 2013. The one-time cost through the date of the implementation, both capital and expense, was $52.4 million, consisting primarily of software and hardware costs, system integrator costs, labor costs, and data migration.

The integration of the Rocketdyne Business into our ERP solution is scheduled to be complete by January 1, 2015. Any extension beyond January 1, 2015 will result in us incurring additional implementation costs and require fees be paid to UTC for additional transitional services costs.

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

Results of Operations

	Year Ended
	2013	2012	2011
	(In millions)
Net sales	$1,383.1	$994.9	$918.1
Operating costs and expenses:
Cost of sales (exclusive of items shown separately below)	1,229.6	869.6	799.3
Selling, general and administrative	53.6	41.9	40.9
Depreciation and amortization	43.8	22.3	24.6
Other expense, net	33.8	26.2	14.5

Total operating costs and expenses	1,360.8	960.0	879.3
Operating income	22.3	34.9	38.8
Non-operating (income) expense
Interest expense	48.7	22.3	30.8
Interest income	(0.2)	(0.6)	(1.0)

Total non-operating expense, net	48.5	21.7	29.8
(Loss) income from continuing operations before income taxes	(26.2)	13.2	9.0
Income tax (benefit) provision	(193.9)	18.9	6.1

Income (loss) from continuing operations	167.7	(5.7)	2.9
Income from discontinued operations, net of income taxes	0.2	3.1	—

Net income (loss)	$167.9	$(2.6)	$2.9

Net sales

	Year Ended			Year Ended
	2013	2012	Change*	2012	2011	Change**
	(In millions)
Net sales	$1,383.1	$994.9	$388.2	$994.9	$918.1	$76.8

*

Primary reason for change.    The increase in net sales was primarily due to the following: (i) sales from the Rocketdyne Business contributed $319.4 million of net sales from the acquisition date of June 14, 2013; (ii) an increase of $53.7 million in the various Standard Missile programs primarily from increased development activities for the Throttling Divert and Attitude Control System for the Standard Missile-3 Block IIA program and increased deliveries on the Standard Missile-1 Regrain program; and (iii) increased deliveries on the Atlas V program generating additional sales of $21.0 million. The increase in net sales was partially offset by a reduction of $16.1 million on the Bomb Live Unit — 129B (“BLU-129B”) composite case program due to completion of the contract in fiscal 2012 and the timing of the follow-on BLU-129B contract which is valued at $16.0 million.

Our fiscal year ends on November 30 of each year. The fiscal year of our subsidiary, Aerojet Rocketdyne, ends on the last Saturday of November. As a result of the 2013 calendar, we had 53 weeks of operations in fiscal 2013 compared to 52 weeks of operations in the fiscal 2012. The additional week of operations in fiscal 2013 accounted for $27.8 million in additional net sales.

**

Primary reason for change.    The increase in net sales was primarily due to (i) increased deliveries on the THAAD program generating $39.6 million in additional net sales; (ii) an increase of $34.5 million in the various Standard Missile programs primarily from the timing of deliveries; and (iii) increased engineering technology activities on the T3 development contracts resulting in $17.7 million of additional net sales. The increase in net sales was partially offset by a reduction of $24.9 million on the Hawk program due to the completion of the production contract in the first quarter of fiscal 2012.

Sales by contract type were as follows:

	Year Ended
	2013	2012	2011
Fixed-price contracts	46%	52%	53%
Cost reimbursable contracts	49	42	41
Other sales including commercial contracts and real estate activities	5	6	6

Total	100%	100%	100%

Cost of sales (exclusive of items shown separately below)

	Year Ended			Year Ended
	2013	2012	Change*	2012	2011	Change*
	(In millions, except percentage amounts)
Cost of sales (exclusive of items shown separately below)	$1,229.6	$869.6	$360.0	$869.6	$799.3	$70.3
Percentage of net sales	88.9%	87.4%		87.4%	87.1%
Percentage of net sales excluding retirement benefit expense and step-up in fair value of inventory	85.5%	85.5%		85.5%	84.8%
Components of cost of sales:
Cost of sales excluding retirement benefit expense and step-up in fair value of inventory	$1,183.2	$850.7	$332.5	$850.7	$778.3	$72.4
Cost of sales associated with the Acquisition step-up in fair value of inventory not allocable to our U.S. government contracts	2.2	—	2.2	—	—	—
Retirement benefit plan expense	44.2	18.9	25.3	18.9	21.0	(2.1)

Cost of sales	$1,229.6	$869.6	$360.0	$869.6	$799.3	$70.3

*	Primary reason for change. Cost of sales as a percentage of net sales excluding retirement benefit expense and step-up in fair value of inventory was essentially unchanged.

Selling, general and administrative (“SG&A”)

	Year Ended			Year Ended
	2013	2012	Change*	2012	2011	Change**
	(In millions, except percentage amounts)
SG&A	$53.6	$41.9	$11.7	$41.9	$40.9	$1.0
Percentage of net sales	3.9%	4.2%		4.2%	4.5%
Components of SG&A:
SG&A excluding retirement benefit expense and stock based compensation	$18.7	$13.3	$5.4	$13.3	$11.8	$1.5
Retirement benefit plan expense	20.8	22.1	(1.3)	22.1	25.4	(3.3)
Stock-based compensation	14.1	6.5	7.6	6.5	3.7	2.8

SG&A	$53.6	$41.9	$11.7	$41.9	$40.9	$1.0

*

Primary reason for change.    The increase in SG&A expense was primarily due to (i) an increase of $7.6 million in stock-based compensation primarily as a result of increases in the fair value of the stock appreciation rights and (ii) an increase in legal and consulting expenses related to various corporate activities.

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

Depreciation and amortization

	Year Ended			Year Ended
	2013	2012	Change*	2012	2011	Change**
	(In millions)
Depreciation and amortization	$43.8	$22.3	$21.5	$22.3	$24.6	$(2.3)

*

Primary reason for change.    The increase in depreciation and amortization is primarily related to the following: (i) $15.2 million of depreciation expense related to the Rocketdyne Business since the acquisition of which $10.3 million was associated with the step-up in fair value of the tangible assets not allocable to our U.S. government contracts and (ii) $5.0 million of amortization of intangibles associated with the Rocketdyne Business since the acquisition.

**

Primary reason for change.    The decrease in depreciation and amortization is primarily related to the following (i) a reduction in the estimated useful life of tangible assets related to our fire suppression programs in the third quarter of fiscal 2011 and (ii) a decrease in the capital expenditures put into service in fiscal 2012.

Other expense, net

	Year Ended			Year Ended
	2013	2012	Change*	2012	2011	Change**
	(In millions)
Other expense, net	$33.8	$26.2	$7.6	$26.2	$14.5	$11.7

*

Primary reason for change.    The increase in other expense, net was primarily due to an increase in unusual item charges of $11.8 million partially offset by a decrease of $3.2 million in environmental remediation expenses and a $1.5 million contribution pledged in fiscal 2012 to support space science education. See Notes 8(c) and 8(d) in Notes to Consolidated Financial Statements for additional discussion of environmental remediation matters. See discussion of unusual items below.

**

Primary reason for change.    The increase in other expense, net was primarily due to the following: (i) an increase in unusual item charges of $7.1 million; (ii) higher non-reimbursable environmental remediation costs of $3.0 million; and (iii) a $1.5 million contribution pledged in fiscal 2012 to support space science education. See discussion of unusual items below.

Total unusual items expense, a component of other expense, net in the consolidated statements of operations, was as follows:

	Year Ended
	2013	2012	2011
	(In millions)
Aerospace and Defense:
(Gain) loss on legal matters and settlements	$(1.0)	$0.7	$4.1
Rocketdyne Business acquisition related costs	2.6	—	—

Aerospace and defense unusual items	1.6	0.7	4.1

Corporate:
Rocketdyne Business acquisition related costs	17.4	11.6	—
Loss on debt repurchased	5.0	0.4	0.2
Loss on legal settlement	0.5	—	—
Loss on bank amendment	—	—	1.3

Corporate unusual items	22.9	12.0	1.5

Total unusual items	$24.5	$12.7	$5.6

Fiscal 2013 Activity:

We recorded a charge of $0.5 million related to a legal settlement.

We recorded ($1.0) million in gains and interest associated with the failure to register with the SEC the issuance of certain of our common shares under the defined contribution 401(k) employee benefit plan.

We incurred expenses of $20.0 million, including internal labor costs of $1.4 million, related to the Rocketdyne Business acquisition.

A summary of our losses on the 4 1/16% Debentures repurchased during fiscal 2013 is as follows (in millions):

Principal amount repurchased	$5.2
Cash repurchase price	(10.1)
Write-off of the deferred financing costs	(0.1)

Loss on 4 1/16% Debentures repurchased	$(5.0)

The $5.2 million principal of 4  1/16% Debentures repurchased were convertible into 0.6 million shares of common stock.

Fiscal 2012 Activity

We recorded $0.7 million for realized losses and interest associated with the failure to register with the SEC the issuance of certain of our common shares under the defined contribution 401(k) employee benefit plan.

We incurred expenses of $11.6 million, including internal labor costs of $2.0 million, related to the Rocketdyne Business acquisition announced in July 2012.

We redeemed $75.0 million of our 9  1/2% Senior Subordinated Notes (“9  1/2% Notes”) at a redemption price of 100% of the principal amount. The redemption resulted in a charge of $0.4 million associated with the write-off of the 9 1/2% Notes deferred financing costs.

Fiscal 2011 Activity

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

In addition, during fiscal 2011, we recorded $1.3 million of losses related to an amendment to the Senior Credit Facility.

Interest expense

	Year Ended			Year Ended
	2013	2012	Change*	2012	2011	Change**
	(In millions)
Interest expense	$48.7	$22.3	$26.4	$22.3	$30.8	$(8.5)
Components of interest expense:
Contractual interest and other	44.2	19.4	24.8	19.4	24.1	(4.7)
Debt discount amortization	—	—	—	—	3.5	(3.5)
Amortization of deferred financing costs	4.5	2.9	1.6	2.9	3.2	(0.3)

*	Primary reason for change. The increase in interest expense was primarily due to the issuance of the 7 1/8% Notes in January 2013 related to the acquisition of the Rocketdyne Business.

**

Primary reason for change.    The decrease in interest expense was primarily due to the repurchase of debt in fiscal 2012 and 2011. We repurchased $68.4 million of the outstanding 2   1/4% Debentures in fiscal 2011 and repurchased $75.0 million of the outstanding 9 1/2% Notes in fiscal 2012.

Interest income

	Year Ended			Year Ended
	2013	2012	Change*	2012	2011	Change*
	(In millions)
Interest income	$0.2	$0.6	$(0.4)	$0.6	$1.0	$(0.4)

*	Primary reason for change. Interest income was essentially unchanged for the periods presented.

Income tax (benefit) provision

	Year Ended
	2013	2012	2011
	(In millions)
Income tax (benefit) provision	$(193.9)	$18.9	$6.1

The following table shows the reconciling items between the income tax (benefit) provision using the federal statutory rate and our reported income tax (benefit) provision.

	Year Ended
	2013	2012	2011
	(In millions)
Statutory U.S. federal income tax rate	$(9.2)	$4.6	$3.2
State and local income taxes, net of U.S. federal income tax effect	(1.9)	2.7	2.7
Changes in state income tax rates	(7.7)	—	—
Tax settlements and refund claims, including interest	—	—	0.3
Reserve adjustments	1.5	2.8	0.1
Valuation allowance adjustments	(178.4)	13.0	(4.0)
Rescindable common stock interest and realized (gains) losses	(0.4)	0.2	0.3
Non-deductible convertible subordinated notes interest	4.5	2.8	2.8
Deferred net operating loss to additional paid in capital	—	3.1	0.2
Research credits	(1.2)	(10.0)	—
Benefit of manufacturing deductions	—	(1.3)	—
Retroactive change in federal tax law	(1.4)	—	—
Other, net	0.3	1.0	0.5

Income tax (benefit) provision	$(193.9)	$18.9	$6.1

In fiscal 2013, our effective tax rate was an income tax benefit of 740.1% on a pre-tax loss of $26.2 million. Our effective tax rate differed from the 35% statutory federal income tax rate due largely to the release of a significant portion of the valuation allowance previously recorded against deferred tax assets, the impact of state income taxes, and certain non-deductible interest expense. We released $282.4 million of the valuation allowance that existed at the beginning of the year, of which approximately $178.7 million was recorded as an income tax benefit to continuing operations, $1.1 million to discontinued operations, and $102.6 million was recorded in other comprehensive income.

The timing of recording or releasing a valuation allowance requires significant management judgment. The amount of the valuation allowance released by us represents a portion of deferred tax assets that was deemed more-likely-than-not that we will realize the benefits based on the analysis in which the positive evidence outweighed the negative evidence.

A valuation allowance is required when it is more-likely-than-not that all or a portion of deferred tax assets may not be realized. Establishment and removal of a valuation allowance requires management to consider all positive and negative evidence and make a judgmental decision regarding the amount of valuation allowance required as of a reporting date. The weight given to the evidence is commensurate with the extent to which it can be objectively verified. In the evaluation as of November 30, 2013, management has considered all available evidence, both positive and negative, including but not limited to the following:

Positive evidence

•	The three year other comprehensive cumulative income position as of the end of fiscal 2013;

•

The improved pro forma historical operating results when combined with that of the Rocketdyne Business, continued growth in contract backlog, and the anticipated impact of the Rocketdyne Business financial results on our forecasted financial performance;

•	The decrease in the projected pension obligation at November 30, 2013 due to the upward trend in the discount rate during fiscal 2013, which lowered future projected pension expense;

•	Our recent history of generating taxable income which has allowed for the utilization of tax credit carryforwards; and

•	Favorable trends with respect to Congressional action regarding sequestration from the Budget Control Act of 2011.

Negative evidence

•

The lack of objective, verifiable evidence to predict future aerospace and defense spending associated with the Budget Control Act of 2011, including which governmental spending accounts may be subject to sequestration, the percentage reduction with respect thereto, and the latitude agencies will have in selecting specific expenditures to cut;

•	The significance of our defined benefit pension obligation and related impact it could have in future years; and

•	The additional indebtedness incurred in fiscal 2013 related to the acquisition of the Rocketdyne Business.

During fiscal 2013, we concluded the positive evidence supporting the release of the valuation allowance previously recorded against substantially all of our net deferred tax assets outweighed the negative evidence supporting retention of the reserve. The evidence included the improved expected operating profits as a result of the Rocketdyne Business acquisition in the third quarter of fiscal 2013 and significant improvements surrounding the measurement of our defined benefit pension plan liability as of November 30, 2013. Accordingly, the valuation allowance that relates to expected future operating income was released in the third quarter of fiscal 2013 and allocated to continuing operations. The valuation allowance that was related to the gain in other comprehensive income, due to significant improvements surrounding the measurement of our defined benefit pension plan liability, was released through other comprehensive income in the fourth quarter of fiscal 2013 when the defined benefit pension plan gain was recognized. We will continue to evaluate the ability to realize our net deferred tax assets and the remaining valuation allowance on a quarterly basis.

Discontinued Operations:

On August 31, 2004, we completed the sale of our GDX Automotive business. On November 30, 2005, we completed the sale of our Fine Chemicals business. The remaining subsidiaries after the sale of GDX Automotive, including Snappon SA, and the Fine Chemicals business are classified as discontinued operations in our Consolidated Financial Statements.

In November 2003, we announced the closing of a GDX manufacturing facility in Chartres, France owned by Snappon SA, a subsidiary of the Company. The decision resulted primarily from declining sales volumes with French automobile manufacturers. In June 2004, we completed the legal process for closing the facility and establishing a social plan. During fiscal 2009, an expense of approximately €2.9 million ($3.8 million) was recorded related to legal judgments rendered against Snappon SA under French law, related to wrongful discharge claims by certain former employees of Snappon SA. During fiscal 2009, Snappon SA filed for declaration of suspensions of payments with the clerk’s office of the Paris Commercial Court. During fiscal 2012, we released a $3.8 million loss contingency reserve for discharged employee claims.

During fiscal 2012, we recorded a charge of $1.0 million for environmental obligations related to our former Fine Chemicals business.

Summarized financial information for discontinued operations is set forth below:

	Year Ended
	2013	2012	2011
	(In millions)
Net sales	$—	$—	$—
(Loss) income before income taxes(1)	(0.9)	2.6	—
Income tax benefit	1.1	0.5	—
Income from discontinued operations	0.2	3.1	—

(1)	Includes foreign currency transaction (losses) and gains of ($0.2) million in fiscal 2013, $0.4 million in fiscal 2012, and ($0.3) million in fiscal 2011.

Retirement Benefit Plans:

Components of retirement benefit expense are:

	Year Ended
	2013	2012	2011
	(In millions)
Service cost(1)	$6.4	$4.6	$4.0
Interest cost on benefit obligation	63.4	76.8	81.9
Assumed return on plan assets(2)	(96.4)	(99.2)	(102.4)
Amortization of prior service (credits) costs	(0.9)	(0.1)	0.1
Amortization of net losses	92.5	58.9	62.8

Net retirement benefit expense	$65.0	$41.0	$46.4

(1)

Service cost for pension benefits represents the administrative costs of the tax-qualified pension plan and the service cost for Rocketdyne’s bargaining unit employees from the acquisition date of June 14, 2013 to November 30, 2013.

(2)	The actual return and rate of return on plan assets are as follows:

	Year Ended
	2013	2012	2011
	(In millions, except rate of return)
Actual return on plan assets	$150.2	$81.2	$54.5
Actual rate of return on plan assets	12.5%	6.5%	3.8%

We estimate that our non-cash retirement benefit expense will be approximately $36 million in fiscal 2014 compared to $65.0 million in fiscal 2013. The timing of recognition of pension expense in our financial statements differs from the timing of the required pension funding under PPA or the amount of funding that can be recorded in our overhead rates through our government contracting business.

Market conditions and interest rates significantly affect the assets and liabilities of our pension plans. Pension accounting permits market gains and losses to be deferred and recognized over a period of years. This “smoothing” results in the creation of other accumulated income or losses which will be amortized to retirement benefit expense in future years. The accounting method we utilize recognizes one-fifth of the unamortized gains and losses in the market-related value of pension assets and all other gains and losses, including changes in the discount rate used to calculate benefit costs each year. Investment gains or losses for this purpose are the difference between the expected return and the actual return on the market-related value of assets which smoothes asset values over three years. Although the smoothing period mitigates some volatility in the calculation of annual retirement benefit expense, future expenses are impacted by changes in the market value of pension plan assets and changes in interest rates.

Additionally, we sponsor a defined contribution 401(k) plan and participation in the plan is available to all employees. Our contributions to the 401(k) plan were $14.7 million in fiscal 2013, $10.8 million in fiscal 2012, and $9.9 million in fiscal 2011. The cost is recoverable through our overhead rates on our U.S. government contracts.

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

Aerospace and Defense Segment

	Year Ended			Year Ended
	2013	2012	Change*	2012	2011	Change**
	(In millions, except percentage amounts)
Net Sales	$1,377.4	$986.1	$391.3	$986.1	$909.7	$76.4
Segment Performance(1)	97.2	84.5	12.7	84.5	74.6	9.9
Segment margin	7.1%	8.6%		8.6%	8.2%
Segment margin before environmental remediation provision adjustments, retirement benefit plan expense, and unusual items (Non-GAAP measure)(1)	10.7%	11.7%		11.7%	11.9%
Components of segment performance:
Aerospace and Defense(1)	$147.6	$115.5	$32.1	$115.5	$108.6	$6.9
Environmental remediation provision adjustments	(4.6)	(11.4)	6.8	(11.4)	(8.9)	(2.5)
Retirement benefit plan expense	(44.2)	(18.9)	(25.3)	(18.9)	(21.0)	2.1
Unusual items	(1.6)	(0.7)	(0.9)	(0.7)	(4.1)	3.4

Aerospace and Defense total(1)	$97.2	$84.5	$12.7	$84.5	$74.6	$9.9

(1)

Includes expenses of $17.5 million, 1.3% of net sales, in fiscal 2013 related to the following (i) depreciation associated with the step-up in fair value of tangible assets not allocable to our U.S. government contracts; (ii) amortization of intangible assets associated with the Rocketdyne Business acquisition; and (iii) cost of sales associated with the step-up in fair value of inventory not allocable to our U.S. government contracts.

*

Primary reason for change.    The increase in net sales was primarily due to the following: (i) sales from the Rocketdyne Business contributed $319.4 million of net sales from the acquisition date of June 14, 2013; (ii) an increase of $53.7 million in the various Standard Missile programs primarily from increased development activities for the Throttling Divert and Attitude Control System for the Standard Missile-3 Block IIA program and increased deliveries on the Standard Missile-1 Regrain program; and (iii) increased deliveries on the Atlas V program generating additional sales of $21.0 million. The increase in net sales was partially offset by a reduction of $16.1 million on the BLU-129B composite case program due to completion of the contract in fiscal 2012 and the timing of the follow-on BLU-129B contract which is valued at $16.0 million.

Our fiscal year ends on November 30 of each year. The fiscal year of our subsidiary, Aerojet Rocketdyne, ends on the last Saturday of November. As a result of the 2013 calendar, Aerojet Rocketdyne had 53 weeks of operations in fiscal 2013 compared to 52 weeks of operations in fiscal 2012 and 2011. The additional week of operations, which occurred in the first quarter of fiscal 2013, accounted for $27.8 million in additional net sales.

The decrease in the segment margin before environmental remediation provision adjustments, retirement benefit plan expense and unusual items compared to the comparable prior year period was driven by higher depreciation and amortization expense of $21.4 million or 1.6% of net sales, primarily related to the valuation of the assets acquired from the Rocketdyne Business.

**

Primary reason for change.    The increase in net sales was primarily due to (i) increased deliveries on the THAAD program generating $39.6 million in additional net sales; (ii) an increase of $34.5 million in the various Standard Missile programs primarily from the timing of deliveries; and (iii) increased engineering technology activities on the T3 contracts resulting in $17.7 million of additional net sales. The increase in net sales was partially offset by a reduction of $24.9 million on the Hawk program due to the completion of the production contract in the first quarter of fiscal 2012.

Segment margin before environmental remediation provision adjustments, retirement benefit plan expense, and unusual items (Non-GAAP measure) was 11.7% for fiscal 2012, compared to 11.9% for fiscal 2011.

Real Estate Segment

	Year Ended			Year Ended
	2013	2012	Change*	2012	2011	Change**
	(In millions)
Net Sales	$5.7	$8.8	$(3.1)	$8.8	$8.4	$0.4
Segment Performance	3.8	3.7	0.1	3.7	5.6	(1.9)

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

Use of Non-GAAP Financial Measures

In addition to segment performance (discussed above), we provide the Non-GAAP financial measure of our operational performance called Adjusted EBITDAP. We use this metric to further our understanding of the historical and prospective consolidated core operating performance of our segments, net of expenses incurred by our corporate activities in the ordinary, ongoing and customary course of our operations. Further, we believe that to effectively compare the core operating performance metric from period to period on a historical and prospective basis, the metric should exclude items relating to retirement benefits (pension and postretirement benefits), significant non-cash expenses, the impacts of financing decisions on earnings, and items incurred outside the ordinary, ongoing and customary course of our operations. Accordingly, we define Adjusted EBITDAP as GAAP income from continuing operations before income taxes adjusted by interest expense, interest income, depreciation and amortization, retirement benefit expense, and unusual items which we do not believe are reflective of such ordinary, ongoing and customary course activities. Adjusted EBITDAP does not represent, and should not be considered an alternative to, net income (loss), as determined in accordance with GAAP.

	Year Ended
	2013(1)(2)	2012(1)	2011(1)
	(In millions)
(Loss) income from continuing operations before income taxes	$(26.2)	$13.2	$9.0
Interest expense	48.7	22.3	30.8
Interest income	(0.2)	(0.6)	(1.0)
Depreciation and amortization	43.8	22.3	24.6
Retirement benefit expense	65.0	41.0	46.4
Unusual items
Rocketdyne Business acquisition related costs	20.0	11.6	—
(Gain) loss on legal matters and settlements	(0.5)	0.7	4.1
Loss on bank amendment	—	—	1.3
Loss on debt repurchased	5.0	0.4	0.2

Adjusted EBITDAP	$155.6	$110.9	$115.4

Adjusted EBITDAP as a percentage of net sales	11.3%	11.1%	12.6%

(1)

Stock-based compensation expense was $14.1 million, or 1.0% of net sales, $6.5 million, or 0.7% of net sales, and $3.7 million, 0.4% of net sales, for fiscal 2013, fiscal 2012, and fiscal 2011, respectively.

(2)	Cost of sales associated with the step-up in fair value of inventory not allocable to our U.S. government contracts was $2.2 million, or 0.2% of net sales, in fiscal 2013.

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

	Year Ended
	2013(1)	2012(2)	2011
	(In millions)
Cash provided by operating activities	$77.6	$86.2	$76.8
Capital expenditures	(63.2)	(37.2)	(21.1)

Free cash flow	$14.4	$49.0	$55.7

(1)	Capital expenditures in fiscal 2013 related to the consolidation of the Rocketdyne facilities and ERP implementation were $41.8 million.

(2)	Capital expenditures in fiscal 2012 related to the implementation of the ERP system was $14.9 million.

	As of November 30,
	2013	2012	2011
	(In millions)
Debt principal	$699.2	$248.7	$326.4
Cash and cash equivalents	(197.6)	(162.1)	(188.0)

Net debt	$501.6	$86.6	$138.4

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

In addition to the costs associated with environmental remediation discussed above, we incur expenditures for recurring costs associated with managing hazardous substances or pollutants in ongoing operations which totaled $4.9 million in fiscal 2013, $6.3 million in fiscal 2012, and $7.1 million in fiscal 2011.

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

A summary of our environmental reserve activity is shown below:

	Aerojet Rocketdyne Sacramento	Aerojet Rocketdyne BPOU	Other Aerojet Rocketdyne Sites	Total Aerojet Rocketdyne	Other	Total Environmental Reserve
	(In millions)
November 30, 2010	$139.8	$46.1	$20.1	$206.0	$11.7	$217.7
Additions	21.2	5.9	5.9	33.0	(0.1)	32.9
Expenditures	(30.3)	(13.4)	(13.9)	(57.6)	(2.4)	(60.0)

November 30, 2011	130.7	38.6	12.1	181.4	9.2	190.6
Additions	24.5	5.9	3.8	34.2	0.5	34.7
Expenditures	(14.7)	(13.3)	(5.1)	(33.1)	(2.7)	(35.8)

November 30, 2012	140.5	31.2	10.8	182.5	7.0	189.5
Additions	9.8	5.1	0.1	15.0	3.8	18.8
Expenditures	(22.3)	(9.4)	(2.7)	(34.4)	(2.6)	(37.0)

November 30, 2013	$128.0	$26.9	$8.2	$163.1	$8.2	$171.3

The $18.8 million of environmental reserve additions in fiscal 2013 was primarily due to the following items: (i) $6.6 million of additional operations and maintenance for treatment facilities; (ii) $4.4 million of remediation related to operable treatment units; (iii) $2.3 million of additional estimated costs related to the former Toledo, Ohio site; (iv) $1.5 million associated with water replacement; and (v) $4.0 million related to other environmental clean-up matters.

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

As part of the acquisition of the Atlantic Research Corporation (“ARC”) propulsion business in October 2003, Aerojet Rocketdyne entered into an agreement with ARC pursuant to which Aerojet Rocketdyne is responsible for up to $20.0 million of costs (“Pre-Close Environmental Costs”) associated with environmental issues that arose prior to Aerojet Rocketdyne’s acquisition of the ARC propulsion business. Pursuant to a separate agreement with the U.S. government which was entered into prior to the completion of the ARC acquisition, these Pre-Close Environmental Costs are not subject to limitations under the Global Settlement, and are recovered through the establishment of prices for Aerojet Rocketdyne’s products and services sold to the U.S. government.

A summary of the Pre-Close Environmental Costs is shown below (in millions):

Pre-Close Environmental Costs	$20.0
Amount spent through November 30, 2013	(15.6)
Amount included as a component of reserves for environmental remediation costs in the consolidated balance sheet as of November 30, 2013	(2.9)

Remaining Pre-Close Environmental Costs	$1.5

Estimated Recoveries

On January 12, 1999, Aerojet Rocketdyne and the U.S. government implemented the Global Settlement resolving certain prior environmental and facility disagreements, with retroactive effect to December 1, 1998. Under the Global Settlement, Aerojet Rocketdyne and the U.S. government resolved disagreements about an appropriate cost-sharing ratio with respect to the cleanup costs of the environmental contamination at the Sacramento and Azusa sites. The Global Settlement cost-sharing ratio does not have a defined term over which costs will be recovered. Additionally, in conjunction with the sale of the EIS business in 2001, Aerojet Rocketdyne entered into the Northrop Agreement whereby Aerojet Rocketdyne is reimbursed by Northrop for a portion of environmental expenditures eligible for recovery under the Global Settlement, subject to annual and cumulative limitations.

A summary of our environmental reserves, recoverable amounts, and range of liability as of November 30, 2013 is presented below:

	Reserve	Recoverable Amount	Estimated Range of Liability
	(In millions)
Sacramento	$128.0	$88.2	$128.0 – $199.5
Baldwin Park Operable Unit	26.9	18.5	26.9 – 57.3
Other Aerojet Rocketdyne sites	8.2	7.6	8.2 – 23.2
Other sites	8.2	0.8	8.2 – 9.8

Total	$171.3	$115.1	$171.3 – $289.8

Pursuant to the Global Settlement, prior to the third quarter of fiscal 2010, approximately 12% of environmental costs related to Aerojet Rocketdyne’s Sacramento site and its former Azusa site were charged to the consolidated statements of operations. Subsequent to the third quarter of fiscal 2010, because our estimated environmental costs have reached the reimbursement ceiling under the Northrop Agreement, approximately 37% of such costs will not be reimbursable and were therefore directly charged to the consolidated statements of operations. However, we are seeking to amend our agreement with the U.S. government to increase the amount allocable to U.S. government contracts. There can be no assurances that we will be successful in this pursuit.

Allowable environmental costs are charged to our contracts as the costs are incurred. Aerojet Rocketdyne’s mix of contracts can affect the actual reimbursement made by the U.S. government. Because these costs are recovered through forward-pricing arrangements, the ability of Aerojet Rocketdyne to continue recovering these costs from the U.S. government depends on Aerojet Rocketdyne’s sustained business volume under U.S. government contracts and programs and the relative size of Aerojet Rocketdyne’s commercial business. Annually, we evaluate Aerojet Rocketdyne’s forecasted business volume under U.S. government contracts and programs and the relative size of Aerojet Rocketdyne’s commercial business as part of its long-term business review. Since the acquisition of the Rocketdyne Business closed in the third quarter of fiscal 2013, the prospective mix of contracts may affect the actual reimbursement made by the U.S. government. Under the Global Settlement agreement, environmental costs are allocable to the newly acquired business. Additionally, we are reviewing the percentage of Global Settlement environmental costs allocable to our Aerojet Rocketdyne business and Northrop Grumman. Any change in the percentage allocable will require approval from the U.S. government and if received, this change may materially and favorably affect our results of operations in the period received along with future periods.

Pursuant to the Northrop Agreement, environmental expenditures to be reimbursed are subject to annual limitations and the total reimbursements are limited to a ceiling of $189.7 million. A summary of the Northrop Agreement activity is shown below (in millions):

Total reimbursable costs under the Northrop Agreement	$189.7
Amount reimbursed through November 30, 2013	(101.2)

Potential future cost reimbursements available(1)	88.5
Long-term receivable from Northrop in excess of the annual limitation included in the Consolidated Balance Sheet as of November 30, 2013	(72.0)
Amounts recoverable from Northrop in future periods included as a component of recoverable from the U.S. government and other third parties for environmental remediation costs in the Consolidated Balance Sheet as of November 30, 2013	(16.5)

Potential future recoverable amounts available under the Northrop Agreement	$—

(1)	Includes the short-term receivable from Northrop of $6.0 million as of November 30, 2013.

Our applicable cost estimates reached the cumulative limitation under the Northrop Agreement during the third quarter of fiscal 2010. We have accumulated $22.8 million of environmental remediation provision adjustments above the cumulative limitation under the Northrop Agreement through November 30, 2013. Accordingly, subsequent to the third quarter of fiscal 2010, we had incurred a higher percentage of expense related to additions to the Sacramento site and BPOU site environmental reserve until an arrangement is reached with the U.S. government. While we are currently seeking an arrangement with the U.S. government to recover environmental expenditures in excess of the reimbursement ceiling identified in the Northrop Agreement, there can be no assurances that such a recovery will be obtained, or if not obtained, that such unreimbursed environmental expenditures will not have a materially adverse effect on our operating results, financial condition, and/or cash flows.

A summary of the current and non-current recoverable amounts from Northrop and the U.S government is shown below:

	Recoverable Environmental Remediation - U.S. Government	Recoverable Environmental Remediation - Northrop	Total Recoverable - U.S Government and Northrop
	(In millions)
November 30, 2010	$128.4	$103.0	$231.4
Additions	21.5	—	21.5
Reimbursements	(41.4)	(10.9)	(52.3)
Other adjustments	2.7	(1.0)	1.7
Change in Northrop noncurrent receivable (see discussion above)	—	7.7	7.7

November 30, 2011	111.2	98.8	210.0
Additions	21.7	—	21.7
Reimbursements	(22.7)	(7.0)	(29.7)
Other adjustments	1.3	(0.8)	0.5
Change in Northrop noncurrent receivable (see discussion above)	—	3.0	3.0

November 30, 2012	111.5	94.0	205.5
Additions	8.7	—	8.7
Reimbursements	(22.6)	(7.9)	(30.5)
Other adjustments	1.6	(0.9)	0.7
Change in Northrop noncurrent receivable (see discussion above)	—	2.7	2.7

November 30, 2013	$99.2	$87.9	$187.1

Fiscal 2013 Activity

Fiscal 2013 additions — The $8.7 million of additions to the environmental recoverable asset was primarily due to the following items: (i) $3.9 million of additional operations and maintenance for treatment facilities; (ii) $2.6 million of remediation related to operable treatment units; (iii) $0.9 million associated with water replacement; and (iv) $1.3 million related to other environmental clean-up matters.

Fiscal 2013 reimbursements — The $30.5 million of environmental expenditures that were reimbursed related to the following items: (i) $11.5 million for operations and maintenance of treatment facilities; (ii) $9.3 million of remediation related to operable treatment units; (iii) $2.1 million associated with water supply replacement; (iv) $1.6 million of additional estimated costs related to the Camden, Arkansas site; and (v) $6.0 million related to other environmental clean-up matters.

Fiscal 2013 other adjustments — reflects changes in the amount recoverable due to updated recoverability estimates from the U.S. government or Northrop.

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

Environmental reserves and recoveries impact to the Consolidated Statements of Operations

The expenses associated with adjustments to the environmental reserves are recorded as a component of other expense, net in the consolidated statements of operations. Summarized financial information for the impact of environmental reserves and recoveries to the consolidated statements of operations is set forth below:

	Year Ended
	2013	2012	2011
	(In millions)
Estimated recoverable amounts under U.S. government contracts	$10.4	$23.1	$24.3
Charge to consolidated statement of operations	8.4	11.6	8.6

Total environmental reserve additions	$18.8	$34.7	$32.9

Adoption of New Accounting Principles

As of September 1, 2011, we adopted the Financial Accounting Standards Board (“FASB”) amended guidance on testing goodwill for impairment. Previous guidance required that an entity test for goodwill impairment by comparing the fair value of a reporting unit with its carrying amount including goodwill. If the fair value is less than its carrying amount, then a second step is performed to measure the amount of the impairment loss. Under this new amendment an entity is not required to calculate the fair value of the reporting unit unless the entity determines that it is more likely than not (a likelihood of more than 50%) that its fair value is less than its carrying amount. The adoption of the new standard did not have a material impact on our financial position or results of operations.

In December 2010, the FASB issued authoritative guidance on disclosure of supplementary pro forma information for business combinations. The new guidance requires that pro forma financial information be prepared as if the business combination occurred as of the beginning of the prior annual period. The guidance was effective for business combinations subsequent to December 1, 2011.

In May 2011, the FASB issued amended guidance on fair value measurement and related disclosures. The new guidance clarified the concepts applicable for fair value measurement and required new disclosures, with a particular focus on Level 3 measurements. This guidance was effective for us in the second quarter of fiscal 2012, and was applied retrospectively.

In June 2011, the FASB issued amended guidance on the presentation of comprehensive income. The amended guidance eliminates one of the presentation options provided by then-current GAAP, which was to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. In addition, it gave an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This guidance was effective for us beginning in the first quarter of fiscal 2013, and was applied retrospectively. As the accounting standard only impacted disclosures, the new standard did not have an impact on our financial position, results of operations, or cash flows.

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

Liquidity and Capital Resources

The change in cash and cash equivalents is summarized as follows:

	Year Ended
	2013	2012	2011
	(In millions)
Net Cash Provided by Operating Activities	$77.6	$86.2	$76.8
Net Cash (Used in) Provided by Investing Activities	(474.9)	(36.6)	5.6
Net Cash Provided by (Used in) Financing Activities	432.8	(75.5)	(75.9)

Increase (decrease) in cash and cash equivalents	$35.5	$(25.9)	$6.5

Net Cash Provided by Operating Activities

The $77.6 million of cash provided by operating activities in fiscal 2013 was primarily the result of loss from continuing operations before income taxes adjusted for non-cash items which generated $106.0 million. This amount was partially offset by cash used to fund working capital (excluding the impact of changes in current deferred income taxes) including our real estate activities of $18.3 million. The funding of working capital is primarily due to the following (i) a decrease in contract advances due to the timing of customer payments and (ii) an increase in accounts receivables due to timing of sales and billing during the quarter. These factors were partially offset by (i) an increase in accounts payable related to the increase in cost-reimbursable contract sales and timing of payments and (ii) an increase in other current liabilities primarily related to the timing of payments.

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

Net Cash (Used In) Provided By Investing Activities

During fiscal 2013, 2012 and 2011, we had capital expenditures of $63.2 million, $37.2 million and $21.1 million, respectively. During fiscal 2013 and 2012, the capital expenditures totals included $16.4 million and $14.9 million, respectively, related to our ERP implementation. Additionally in fiscal 2013, capital expenditures totals included $25.4 million related to consolidating the Rocketdyne Business facilities.

During the fiscal 2013, we purchased the Rocketdyne Business for $411.2 million (see Note 4 in Notes to Consolidated Financial Statements.)

During fiscal 2012, we generated proceeds of $0.6 million from the sale of a property. During fiscal 2011, we generated $26.7 million of net cash from the sale of marketable securities.

Net Cash Used in Financing Activities

During fiscal 2013, we issued $460.0 million of debt and had $12.8 million in cash payments of debt (see below). In addition, we incurred $14.9 million of debt issuance costs.

During fiscal 2012, we had $77.7 million in debt repayments. In addition, other financing activities provided $2.2 million of cash.

During fiscal 2011, we had $70.1 million in debt repayments and $1.8 million in vendor financing payments. In addition, we incurred $4.2 million in debt issuance costs related to the amendment to the Senior Credit Facility.

Borrowing Activity and Senior Credit Facility:

Our debt activity during fiscal 2013 was as follows:

	November 30, 2012	Additions	Cash Payments	Non-cash Conversion Activity	November 30, 2013
	(In millions)
Term loan	$47.5	$—	$(2.5)	$—	$45.0
7 1/8% Notes	—	460.0	—	—	460.0
4 1/16% Debentures	200.0	—	(10.1)	3.3	193.2
2 1/4% Debentures	0.2	—	—	—	0.2
Other debt	1.0	—	(0.2)	—	0.8

Total Debt and Borrowing Activity	$248.7	$460.0	$(12.8)	$3.3	$699.2

On November 18, 2011, we entered the Senior Credit Facility with the lenders identified therein and Wells Fargo Bank, National Association, as administrative agent, which replaced our prior credit facility.

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

On August 16, 2012, we executed an amendment (the “Second Amendment”) to the Senior Credit Facility with the lenders identified therein, and Wells Fargo Bank, National Association, as administrative agent. The Second Amendment, among other things, (i) allowed for the incurrence of up to $510 million of second lien indebtedness in connection with the Acquisition, and (ii) provided for a committed delayed draw term loan facility of $50 million under which we were entitled to draw in connection with the Acquisition or up through August 9, 2013. This delayed draw term loan facility expired undrawn in August 2013.

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

•

an incremental uncommitted facility under which we are entitled to incur, subject to certain conditions, up to $50.0 million of additional borrowings under the term loan facility and/or increases under the revolving credit facility.

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

As of November 30, 2013, we had $58.1 million outstanding letters of credit under the $100.0 million subfacility for standby letters of credit and had $45.0 million outstanding under the term loan facility.

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

We are subject to certain limitations including the ability to incur additional debt, make certain investments and acquisitions, and make certain restricted payments, including stock repurchases and dividends. The Senior Credit Facility includes events of default usual and customary for facilities of this nature, the occurrence of which could lead to an acceleration of our obligations thereunder. Additionally, the Senior Credit Facility includes certain financial covenants, including that we maintain (i) a maximum total leverage ratio, calculated net of cash up to a maximum of $100.0 million, of 4.25 to 1.00 through fiscal periods ending November 30, 2014 and 4.00 to 1.00 thereafter; and (ii) a minimum interest coverage ratio of 2.40 to 1.00.

Financial Covenant	Actual Ratios as of November 30, 2013	Required Ratios
Interest coverage ratio, as defined under the Senior Credit Facility	4.54 to 1.00	Not less than: 2.4 to 1.00
Leverage ratio, as defined under the Senior Credit Facility	2.86 to 1.00	Not greater than: 4.25 to 1.00

We were in compliance with our financial and non-financial covenants as of November 30, 2013.

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

We may from time to time seek to retire or purchase our outstanding debt through cash purchases and/or exchanges for equity securities, in open market purchases, privately negotiated transactions or otherwise. Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

As disclosed in Notes 8(b) and 8(c) of Notes to Consolidated Financial Statements, we have exposure for certain legal and environmental matters. We believe that it is currently not possible to estimate the impact, if any, that the ultimate resolution of certain of these matters will have on our financial position, results of operations, and/or cash flows.

As disclosed in Note 4 of Notes to Consolidated Financial Statements, we have a $55.0 million commitment associated with the pending future acquisition of UTC’s 50% ownership interest of RD Amross and potential future post-close adjustments to the purchase price of the Rocketdyne Business.

Major factors that could adversely impact our forecasted operating cash flows and our financial condition are described in Part I, Item 1A. Risk Factors. In addition, our liquidity and financial condition will continue to be affected by changes in prevailing interest rates on the portion of debt that bears interest at variable interest rates.

Contractual Obligations

We have contractual obligations and commitments in the form of debt obligations, operating leases, certain other liabilities, and purchase commitments. The following table summarizes our contractual obligations as of November 30, 2013 and their expected effect on our liquidity and cash flows in future periods:

	Payments due by Period
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
	(In millions)
Contractual Obligations:
Long-term debt:
Term loan	$45.0	$2.5	$42.5	$—	$—
4 1/16% Debentures	193.2	—	193.2	—	—
7 1/8% Notes	460.0	—	—	—	460.0
Other debt	1.0	0.4	0.5	0.1	—
Interest on long-term debt(1)	260.1	45.0	74.5	65.5	75.1
Postretirement medical and life insurance benefits(2)	60.6	7.3	14.1	13.2	26.0
Operating leases	122.1	21.4	33.9	21.6	45.2
Conditional asset retirement obligations(3)	22.9	—	—	3.7	19.2
Liabilities associated with legal settlements	2.7	2.4	0.3	—	—

Total	$1,167.6	$79.0	$359.0	$104.1	$625.5

(1)	Includes interest on variable debt calculated based on interest rates at November 30, 2013.

(2)

The payments presented above are expected payments for the next 10 years. The payments for postretirement medical and life insurance benefits reflect the estimated benefit payments of the plans using the provisions currently in effect. The obligation related to postretirement medical and life insurance benefits is actuarially determined on an annual basis. The estimated payments have been reduced to reflect the provisions of the Medicare Prescription Drug, Improvement and Modernization Act of 2003. A substantial portion of these amounts are recoverable through our contracts with the U.S. government.

(3)

The conditional asset retirement obligations presented are related to our Aerospace and Defense segment, and certain of these future obligations are allowable costs under our contracts with the U.S. government.

As of November 30, 2013, the liability for uncertain income tax positions was $5.6 million. Due to the uncertainty regarding the timing of potential future cash flows associated with these liabilities, we are unable to make a reasonably reliable estimate of the amount and period in which these liabilities might be paid.

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

Arrangements with Off-Balance Sheet Risk

As of November 30, 2013, arrangements with off-balance sheet risk consisted of:

•

$58.1 million in outstanding commercial letters of credit expiring through January 2015, the majority of which may be renewed, primarily to collateralize obligations for environmental remediation and insurance coverage.

•	$43.7 million in outstanding surety bonds to satisfy indemnification obligations for environmental remediation coverage.

•	Up to $120.0 million aggregate in guarantees by GenCorp of Aerojet Rocketdyne’s obligations to U.S. government agencies for environmental remediation activities.

•	$55.0 million related to the pending future acquisition of UTC’s 50% ownership interest of RD Amross and potential future post-closing adjustments to the purchase price of the Rocketdyne Business.

•	Guarantees, jointly and severally, by our material domestic subsidiaries of their obligations under our Senior Credit Facility and 7 1/8% Notes.

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

Additionally, we issue purchase orders and make other commitments to suppliers for equipment, materials, and supplies in the normal course of business. These purchase commitments are generally for volumes consistent with anticipated requirements to fulfill purchase orders or contracts for product deliveries received, or expected to be received, from customers and would be subject to reimbursement if contract is terminated.

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

Revenue Recognition

In our Aerospace and Defense segment, recognition of profit on long-term contracts requires the use of assumptions and estimates related to the contract value or total contract revenue, the total cost at completion and the measurement of progress towards completion. Due to the nature of the programs, developing the estimated total cost at completion requires the use of significant judgment. Estimates are continually evaluated as work progresses and are revised as necessary. Factors that must be considered in estimating the work to be completed include labor productivity, the nature and technical complexity of the work to be performed, availability and cost volatility of materials, subcontractor and vendor performance, warranty costs, volume assumptions, anticipated labor agreements and inflationary trends, schedule and performance delays, availability of funding from the customer, and the recoverability of costs incurred outside the original contract included in any estimates to complete. We review contract performance and cost estimates for some contracts at least monthly and for others at least quarterly and more frequently when circumstances significantly change. When a change in estimate is determined to have an impact on contract profit, we will record a positive or negative adjustment to the statement of operations. Changes in estimates and assumptions related to the status of certain long-term contracts may have a material effect on our operating results. The following table summarizes the impact from changes in estimates and assumptions on the statement of operations on key contracts, representing 68% of our net sales over the last three fiscal years, accounted for under the percentage-of-completion method of accounting:

	Year Ended
	2013	2012	2011
	(In millions, except per share amounts)
Favorable effect of the changes in contract estimates on (loss) income from continuing operations	$18.4	$8.9	$3.9
Favorable effect of the changes in contract estimates on net income (loss)	10.8	5.3	2.4
Favorable effect of the changes in contract estimates on basic income (loss) per share	0.18	0.09	0.04
Favorable effect of the changes in contract estimates on diluted income (loss) per share	0.13	0.09	0.04

The fiscal 2013 favorable changes in contract estimates was primarily driven by greater than expected performance on tactical systems programs due to manufacturing efficiencies and lower overhead costs. The improvements in fiscal 2013 were offset by unexpected cost growth on a space launch contract. The fiscal 2012 favorable changes in contract estimates was primarily driven by greater than expected performance on the Atlas V program and several tactical systems programs due to manufacturing efficiencies and lower overhead costs. These improvements in fiscal 2012 were offset by unanticipated inefficiencies and cost growth on a space launch contract. The fiscal 2011 favorable changes in contract estimates was primarily driven by greater than expected performance on the Atlas V program and various space system programs due to manufacturing efficiencies and lower overhead costs. These improvements in fiscal 2011 were offset by a decrease on a space launch contract for a test failure/rework on rocket motors.

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

Goodwill

Goodwill represents the excess of the purchase price of an acquired enterprise or assets over the fair values of the identifiable assets acquired and liabilities assumed. Tests for impairment of goodwill are performed on an annual basis, or at any other time, if events occur or circumstances indicate that the carrying amount of goodwill may not be recoverable. We evaluated goodwill for impairment as of September 1, 2013 and 2012, and determined that goodwill was not impaired.

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

All of our recorded goodwill resides in the Aerospace and Defense reporting unit. As of September 1, 2013 and 2012, we evaluated goodwill using a “Step Zero analysis” and determined that it was more likely than not that the fair value of the Aerospace and Defense reporting unit exceeded its carrying amount by a substantial margin.

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

Retirement benefits are a significant cost of doing business and represent obligations that will be ultimately settled far in the future and therefore are subject to estimates. We will recover portions of any required retirement benefits funding through our government contracts. Our pension and medical and life insurance benefit obligations and related costs are calculated using actuarial concepts in accordance with GAAP. We are required to make assumptions regarding such variables as the expected long-term rate of return on assets and the discount rate applied to determine service cost and interest cost to arrive at pension income or expense for the year.

We used the following assumptions, calculated based on a weighted-average, to determine the benefit obligations and net periodic benefit expense for the applicable fiscal year.

	Pension Benefits		Medical and Life Insurance Benefits
	2013	2012	2013	2012
Discount rate (benefit obligations)	4.54%	3.68%	3.98%	3.24%
Discount rate (net periodic benefit expense)	3.68%	4.95%	3.24%	4.58%
Expected long-term rate of return on plan assets	8.00%	8.00%	*	*

*	Not applicable.

The discount rate represents the current market interest rate used to determine the present value of future cash flows currently expected to be required to settle pension obligations. Based on market conditions, discount rates can experience significant variability. Changes in discount rates can significantly change the liability and accordingly the funded status of the pension plan. The discount rate was determined at November 30, 2013 for our pension plans, and is subject to change each year based on changes in overall market interest rates. The assumed discount rate represents the market rate available for investments in high-quality fixed income instruments with maturities matched to the expected benefit payments for pension and medical and life insurance benefit plans.

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

In addition, we maintain medical and life insurance benefits other than pensions that are not funded.

A one percentage point change in the key assumptions would have the following effects on the projected benefit obligations as of November 30, 2013 and on expense for fiscal 2013:

	Pension Benefits and Medical and Life Insurance Benefits Discount Rate		Expected Long-term Rate of Return	Assumed Healthcare Cost Trend Rate
	Net Periodic Benefit Expense	Projected Benefit Obligation	Net Periodic Pension Benefit Expense	Net Periodic Medical and Life Insurance Benefit Expense	Accumulated Benefit Obligation
	(In millions)
1% decrease	$26.8	$159.5	$12.1	$(0.5)	$(1.6)
1% increase	(22.8)	(134.8)	(12.1)	0.5	1.8

Contingencies and Litigation

We are currently involved in certain legal proceedings and, as required, have accrued our estimate of the probable costs and recoveries for resolution of these claims. These estimates are based upon an analysis of potential results, assuming a combination of litigation and settlement strategies. It is possible, however, that future results of operations for any particular quarterly or annual period could be materially affected by changes in assumptions or the effectiveness of strategies related to these proceedings. See Notes 8(b) and 8(c) in Notes to Consolidated Financial Statements for more detailed information on litigation exposure.

Reserves for Environmental Remediation and Recoverable from the U.S. Government and Other Third Parties for Environmental Remediation Costs

For a discussion of our accounting for environmental remediation obligations and costs and related legal matters, see “Environmental Matters” above and Notes 8(c) and 8(d) in Notes to Consolidated Financial Statements.

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

Income Taxes

We file a consolidated U.S. federal income tax return for the Company and our 100% owned consolidated subsidiaries. The deferred tax assets and/or liabilities are determined by multiplying the differences between the financial reporting and tax reporting bases for assets and liabilities by the enacted tax rates expected to be in effect when such differences are recovered or settled. The effect on deferred taxes of a change in tax rates is recognized in the period of the enactment date of the change.

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

As of November 30, 2013, our debt totaled $699.2 million: $654.2 million, or 94%, was at an average fixed rate of 6.22%; and $45.0 million, or 6%, was at a variable rate of 3.67%.

The estimated fair value and principal amount for the Company’s long-term debt is presented below:

	Fair Value		Principal Amount
	November 30, 2013	November 30, 2012	November 30, 2013	November 30, 2012
	(In millions)
Term loan	$45.0	$47.5	$45.0	$47.5
7 1/8% Notes	494.5	—	460.0	—
4 1/16% Debentures	398.1	246.0	193.2	200.0
Other debt	1.0	1.2	1.0	1.2

	$938.6	$294.7	$699.2	$248.7

The fair values of the 7 1/8% Notes and 4 1/16% Debentures were determined using broker quotes that are based on open markets of our debt securities as of November 30, 2013 and 2012 (both Level 2 securities). The fair value of the term loan and other debt was determined to approximate carrying value.

Item 8.	Consolidated Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of GenCorp Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of GenCorp Inc. and its subsidiaries (the “Company”) at November 30, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended November 30, 2013 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of November 30, 2013, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

As described in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A, management has excluded its acquisition of United Technologies Corporation’s Pratt & Whitney Rocketdyne division (the “Rocketdyne Business”) from its assessment of internal control over financial reporting as of November 30, 2013 because it was acquired by the Company in a purchase business combination effective June 14, 2013. We have also excluded the Rocketdyne Business from our audit of internal control over financial reporting. The Rocketdyne Business is a wholly-owned subsidiary whose total assets and total net sales represent 20% and 23%, respectively, of the Company’s related consolidated financial statement amounts as of and for the year ended November 30, 2013.

/s/ PricewaterhouseCoopers LLP

Sacramento, California

February 7, 2014

GENCORP INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended
	2013	2012	2011
	(In millions, except per share amounts)
Net sales	$1,383.1	$994.9	$918.1
Operating costs and expenses:
Cost of sales (exclusive of items shown separately below)	1,229.6	869.6	799.3
Selling, general and administrative	53.6	41.9	40.9
Depreciation and amortization	43.8	22.3	24.6
Other expense, net	33.8	26.2	14.5

Total operating costs and expenses	1,360.8	960.0	879.3
Operating income	22.3	34.9	38.8
Non-operating (income) expense
Interest expense	48.7	22.3	30.8
Interest income	(0.2)	(0.6)	(1.0)

Total non-operating expense, net	48.5	21.7	29.8
(Loss) income from continuing operations before income taxes	(26.2)	13.2	9.0
Income tax (benefit) provision	(193.9)	18.9	6.1

Income (loss) from continuing operations	167.7	(5.7)	2.9
Income from discontinued operations, net of income taxes	0.2	3.1	—

Net income (loss)	$167.9	$(2.6)	$2.9

Income (loss) per share of common stock

Basic:
Income (loss) per share from continuing operations	$2.76	$(0.09)	$0.05
Income from discontinued operations, net of income taxes	—	0.05	—

Net income (loss) per share	$2.76	$(0.04)	$0.05

Diluted:
Income (loss) per share from continuing operations	$2.11	$(0.09)	$0.05
Income from discontinued operations, net of income taxes	—	0.05	—

Net income (loss) per share	$2.11	$(0.04)	$0.05

Weighted average shares of common stock outstanding	59.6	59.0	58.7

Weighted average shares of common stock outstanding, assuming dilution	81.9	59.0	58.7

See Notes to Consolidated Financial Statements.

GENCORP INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended
	2013	2012	2011
	(In millions)
Net income (loss)	$167.9	$(2.6)	$2.9
Other comprehensive income (loss):
Amortization of net actuarial losses, net of $1.2 million of income taxes in fiscal 2013	91.3	58.9	62.8
Actuarial gains (losses) arising during the period, net of $2.2 million of income taxes in fiscal 2013	173.5	(245.7)	(81.1)
Amortization of prior service credits (costs), net of $0.1 million of income taxes in fiscal 2013	(0.9)	(0.1)	0.1

Comprehensive income (loss)	$431.8	$(189.5)	$(15.3)

See Notes to Consolidated Financial Statements.

GENCORP INC.

CONSOLIDATED BALANCE SHEETS

	November 30, 2013	November 30, 2012
	(In millions, except per share and share amounts)
ASSETS
Current Assets
Cash and cash equivalents	$197.6	$162.1
Accounts receivable	214.1	111.5
Inventories	105.9	46.9
Recoverable from the U.S. government and other third parties for environmental remediation costs	20.4	22.3
Receivable from Northrop Grumman Corporation (“Northrop”)	6.0	6.0
Other receivables, prepaid expenses and other	22.4	16.8
Income taxes	12.6	2.5
Deferred income taxes	17.0	—

Total Current Assets	596.0	368.1
Noncurrent Assets
Property, plant and equipment, net	374.7	143.9
Real estate held for entitlement and leasing	80.2	70.2
Recoverable from the U.S. government and other third parties for environmental remediation costs	88.7	107.9
Receivable from Northrop	72.0	69.3
Deferred income taxes	175.7	—
Goodwill	159.6	94.9
Intangible assets	135.7	13.9
Other noncurrent assets, net	72.7	51.1

Total Noncurrent Assets	1,159.3	551.2

Total Assets	$1,755.3	$919.3

LIABILITIES, REDEEMABLE COMMON STOCK, AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Short-term borrowings and current portion of long-term debt	$2.9	$2.7
Accounts payable	122.5	56.1
Reserves for environmental remediation costs	36.6	39.5
Postretirement medical and life insurance benefits	7.3	7.5
Advance payments on contracts	104.4	100.1
Deferred income taxes	—	9.4
Other current liabilities	206.0	103.3

Total Current Liabilities	479.7	318.6
Noncurrent Liabilities
Senior debt	42.5	45.0
Second-priority senior notes	460.0	—
Convertible subordinated notes	193.2	200.2
Other debt	0.6	0.8
Deferred income taxes	—	2.2
Reserves for environmental remediation costs	134.7	150.0
Pension benefits	261.7	454.5
Postretirement medical and life insurance benefits	59.3	68.3
Other noncurrent liabilities	73.8	68.5

Total Noncurrent Liabilities	1,225.8	989.5

Total Liabilities	1,705.5	1,308.1
Commitments and contingencies (Note 8)
Redeemable common stock, par value of $0.10; less than 0.1 million shares issued and outstanding as of November 30, 2013; 0.4 million shares issued and outstanding as of November 30, 2012	0.2	3.9
Shareholders’ Equity (Deficit)
Preference stock, par value of $1.00; 15.0 million shares authorized; none issued or outstanding	—	—
Common stock, par value of $0.10; 150.0 million shares authorized; 59.9 million shares issued and outstanding as of November 30, 2013; 58.9 million shares issued and outstanding as of November 30, 2012	5.9	5.9
Other capital	280.1	269.6
Accumulated deficit	(14.0)	(181.9)
Accumulated other comprehensive loss, net of income taxes	(222.4)	(486.3)

Total Shareholders’ Equity (Deficit)	49.6	(392.7)

Total Liabilities, Redeemable Common Stock and Shareholders’ Equity (Deficit)	$1,755.3	$919.3

See Notes to Consolidated Financial Statements.

GENCORP INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

	Common Stock		Other Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders’ (Deficit) Equity
	Shares	Amount
	(In millions)
November 30, 2010	58.1	$5.9	$257.3	$(182.2)	$(281.2)	$(200.2)
Net income	—	—	—	2.9	—	2.9
Amortization of net actuarial losses	—	—	—	—	62.8	62.8
Actuarial losses arising during the period, net	—	—	—	—	(81.1)	(81.1)
Amortization of prior service costs	—	—	—	—	0.1	0.1
Reclassification from redeemable common stock	0.1	—	0.7	—	—	0.7
Tax benefit from shares issued under equity and performance incentive plans	—	—	0.2	—	—	0.2
Repurchase of convertible debt	—	—	(0.3)	—	—	(0.3)
Stock-based compensation and shares issued under equity plan	0.2	—	3.3	—	—	3.3

November 30, 2011	58.4	5.9	261.2	(179.3)	(299.4)	(211.6)
Net loss	—	—	—	(2.6)	—	(2.6)
Amortization of net actuarial losses	—	—	—	—	58.9	58.9
Actuarial losses arising during the period, net	—	—	—	—	(245.7)	(245.7)
Amortization of prior service credits	—	—	—	—	(0.1)	(0.1)
Reclassification from redeemable common stock	—	—	0.5	—	—	0.5
Tax benefit from shares issued under equity and performance incentive plans	—	—	3.3	—	—	3.3
Stock-based compensation and shares issued under equity plans, net	0.5	—	4.6	—	—	4.6

November 30, 2012	58.9	5.9	269.6	(181.9)	(486.3)	(392.7)
Net income	—	—	—	167.9	—	167.9
Amortization of net actuarial losses, net of $1.2 million of income taxes	—	—	—	—	91.3	91.3
Actuarial gains arising during the period, net of $2.2 million of income taxes	—	—	—	—	173.5	173.5
Amortization of prior service credits, net of less than $0.1 million of income taxes	—	—	—	—	(0.9)	(0.9)
Conversion of debt to common stock	0.2	—	1.6	—	—	1.6
Reclassification from redeemable common stock	0.4	—	3.7	—	—	3.7
Stock-based compensation and shares issued under equity plans, net	0.4	—	5.2	—	—	5.2

November 30, 2013	59.9	$5.9	$280.1	$(14.0)	$(222.4)	$49.6

See Notes to Consolidated Financial Statements.

GENCORP INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	2013	2012	2011
	(In millions)
Operating Activities
Net income (loss)	$167.9	$(2.6)	$2.9
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Income from discontinued operations, net of income taxes	(0.2)	(3.1)	—
Depreciation and amortization	43.8	22.3	24.6
Amortization of debt discount and financing costs	4.5	2.9	6.7
Retirement benefit expense	65.0	41.0	46.4
Stock-based compensation	14.1	6.5	3.7
Tax benefit on stock-based awards	—	(3.3)	(0.2)
Loss on debt repurchased	5.0	0.4	0.2
Loss on bank amendment	—	—	1.3
Changes in assets and liabilities, net of effects from acquisition:
Accounts receivable	(37.6)	(4.5)	(0.3)
Inventories	(25.5)	2.6	1.6
Other receivables, prepaid expenses and other	0.1	0.6	2.2
Income tax receivable	(12.6)	6.5	2.3
Real estate held for entitlement and leasing	(4.4)	(3.9)	(4.4)
Receivable from Northrop	(2.7)	(3.0)	(7.7)
Recoverable from the U.S. government and other third parties for environmental remediation costs	21.1	7.5	29.1
Other noncurrent assets	(7.8)	3.2	2.5
Accounts payable	50.1	22.3	6.7
Pension benefits	—	—	(3.1)
Postretirement medical and life insurance benefits	(5.4)	(5.1)	(5.5)
Advance payments on contracts	(43.9)	(8.4)	(1.5)
Other current liabilities	56.8	4.7	(1.6)
Deferred income taxes	(191.3)	4.0	—
Reserve for environmental remediation costs	(18.2)	(1.1)	(27.0)
Other noncurrent liabilities and other	(1.1)	(1.2)	(1.8)

Net cash provided by continuing operations	77.7	88.3	77.1
Net cash used in discontinued operations	(0.1)	(2.1)	(0.3)

Net Cash Provided by Operating Activities	77.6	86.2	76.8
Investing Activities
Capital expenditures	(63.2)	(37.2)	(21.1)
Proceeds from sale of land	—	0.6	—
Purchases of marketable securities	—	—	(15.0)
Sales of marketable securities	—	—	41.7
Purchase of Rocketdyne Business (see table below)	(411.2)	—	—
Purchases of investments	(0.5)	—	—
Purchase of restricted cash investments	(470.0)	—	—
Sale of restricted cash investments	470.0	—	—

Net Cash (Used in) Provided by Investing Activities	(474.9)	(36.6)	5.6
Financing Activities
Proceeds from the issuance of debt	460.0	—	—
Repayments on debt	(12.8)	(77.7)	(70.1)
Debt issuance costs	(14.9)	(1.3)	(4.2)
Tax benefit on stock-based awards	—	3.3	0.2
Proceeds from shares issued under equity plans	0.5	1.0	—
Vendor financing repayments	—	(0.8)	(1.8)

Net Cash Provided by (Used in) Financing Activities	432.8	(75.5)	(75.9)

Net increase (decrease) in cash and cash equivalents	35.5	(25.9)	6.5
Cash and cash equivalents at beginning of year	162.1	188.0	181.5

Cash and Cash Equivalents at End of Year	$197.6	$162.1	$188.0

Supplemental Disclosures of Cash Flow Information
Cash refund for income taxes	$0.1	$6.0	$0.2
Cash paid for income taxes	8.5	11.2	3.9
Cash paid for interest	33.7	18.5	22.4
Conversion of debt to common stock	1.6	—	—
Purchase of Rocketdyne Business (see Note 4)
Total tangible assets	$318.0	$—	$—
Intangible assets	128.3	—	—
Goodwill	64.7	—	—
Deferred income taxes	12.9	—	—
Liabilities assumed	(112.7)	—	—

Total preliminary purchase price	$411.2	$—	$—

See Notes to Consolidated Financial Statements.

GENCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Summary of Significant Accounting Policies

a.  Basis of Presentation and Nature of Operations

The consolidated financial statements of GenCorp Inc. (“GenCorp” or the “Company”) include the accounts of the parent company and its 100% owned and majority owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain reclassifications have been made to financial information for prior years to conform to the current year’s presentation.

The Company is a manufacturer of aerospace and defense products and systems with a real estate segment that includes activities related to the re-zoning, entitlement, sale, and leasing of the Company’s excess real estate assets. The Company’s continuing operations are organized into two segments:

Aerospace and Defense — includes the operations of our wholly-owned subsidiary Aerojet Rocketdyne, Inc. (“Aerojet Rocketdyne”), a leading technology-based designer, developer and manufacturer of aerospace and defense products and systems for the United States (“U.S.”) government, including the Department of Defense (“DoD”), the National Aeronautics and Space Administration (“NASA”), major aerospace and defense prime contractors as well as portions of the commercial sector. Aerojet Rocketdyne is a world-recognized engineering and manufacturing company that specializes in the development and production of propulsion systems for defense and space applications, armament systems for precision tactical systems and munitions, and is considered a domestic market leader in launch propulsion, in-space propulsion, missile defense propulsion, tactical missile propulsion and hypersonic propulsion systems.

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

In July 2012, the Company signed a stock and asset purchase agreement (the “Original Purchase Agreement”) with United Technologies Corporation (“UTC”) to acquire the Pratt & Whitney Rocketdyne division (the “Rocketdyne Business”) from UTC for $550 million (the “Acquisition”). The Rocketdyne Business was the largest liquid rocket propulsion designer, developer, and manufacturer in the U.S. On June 10, 2013, the Federal Trade Commission (“FTC”) announced that it closed its investigation into the Acquisition under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. On June 12, 2013, the Company and UTC entered into an amended and restated stock and asset purchase agreement (the “Amended and Restated Purchase Agreement”), which amended and restated the Original Purchase Agreement, as amended. On June 14, 2013, the Company completed the acquisition of substantially all of the Rocketdyne Business pursuant to the Amended and Restated Purchase Agreement. The aggregate consideration to UTC was $411 million, paid in cash, which represents the initial purchase price of $550 million reduced by $55 million relating to the pending future acquisition of UTC’s 50% ownership interest of RD Amross, LLC (a joint venture with NPO Energomash of Khimki, Russia which sells RD-180 engines to RD Amross) and the portion of the UTC business that markets and supports the sale of RD-180 engines. The acquisition of UTC’s 50% ownership interest of RD Amross and UTC’s related business is contingent upon certain conditions including receipt of certain Russian governmental regulatory approvals, which may not be obtained. Pursuant to the terms of the Amended and Restated Purchase Agreement, either party to such agreement may terminate the obligations to consummate the RDA Acquisition on or after June 12, 2015; provided, however, that such termination date may be extended for up to four additional periods of three months each (with the final termination date extended until June 12, 2016). Subject to the terms of Amended and Restated Purchase Agreement, in order to extend the termination date, either party may request the extension by providing written notice to the other party at least five business days prior to the termination date, provided that the requesting party must have a reasonable belief at the time such notice is given that a certain authorization for completion of the RDA Acquisition from the Russian government will be forthcoming. The

GENCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

purchase price was further adjusted for changes in advance payments on contracts, capital expenditures and other net assets, and is subject further to post-closing adjustments (see Note 4).

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

On August 31, 2004, the Company completed the sale of its GDX Automotive (“GDX”) business. On November 30, 2005, the Company completed the sale of the Fine Chemicals business. The remaining subsidiaries after the sale of GDX Automotive, including Snappon SA, and the Fine Chemicals business are classified as discontinued operations in the Consolidated Financial Statements (see Note 13).

The Company’s fiscal year ends on November 30 of each year. The fiscal year of the Company’s subsidiary, Aerojet Rocketdyne, ends on the last Saturday of November. As a result of the 2013 calendar, Aerojet Rocketdyne had 53 weeks of operations in fiscal 2013 compared to 52 weeks of operations in fiscal 2012 and 2011. The additional week of operations, which occurred in the first quarter of fiscal 2013, accounted for $27.8 million in additional net sales. The operating results of the Rocketdyne Business are included in the Company’s Consolidated Financial Statements since the acquisition date within the Company’s Aerospace and Defense segment. Net sales of the Rocketdyne Business included in the Company’s operating results for fiscal 2013 from the acquisition date of June 14, 2013 were $319.4 million.

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires the Company to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Out of Period Adjustments

During fiscal 2012, the Company recorded out of period adjustments to cost of sales, interest expense, and the income tax provision and related balance sheet accounts. The out of period adjustments relate to the treatment of prior years’ intercompany interest within the state tax provisions and the accounting for a lease modification. The out of period adjustments resulted in the Company increasing its net loss in fiscal 2012 by an additional $0.2 million.

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

As a result of de minimis out of period adjustments recorded in fiscal 2013, the combined effect of the errors resulted in a negligible impact to net income in fiscal 2012 and an under reporting of net income of ($0.4) million in fiscal 2011. Management believes that such amounts are not material to previously reported financial statements.

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

	Total	Fair value measurement at November 30, 2013
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In millions)
Money market funds	$174.4	$174.4	$—	$—

	Total	Fair value measurement at November 30, 2012
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In millions)
Money market funds	$166.0	$166.0	$—	$—

As of November 30, 2013, a summary of cash and cash equivalents and grantor trust by investment type is as follows:

	Total	Cash and Cash Equivalents	Money Market Funds
	(In millions)
Cash and cash equivalents	$197.6	$35.6	$162.0
Grantor trust	12.4	—	12.4

	$210.0	$35.6	$174.4

The carrying amounts of certain of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, accrued compensation, and other accrued liabilities, approximate fair value because of their short maturities.

The estimated fair value and principal amount for the Company’s long-term debt is presented below:

	Fair Value		Principal Amount
	November 30, 2013	November 30, 2012	November 30, 2013	November 30, 2012
	(In millions)
Term loan	$45.0	$47.5	$45.0	$47.5
7.125% Second-Priority Senior Secured Notes (“7 1/8% Notes”)	494.5	—	460.0	—
4 1/16% Convertible Subordinated Debentures (“4 1/16% Debentures”)	398.1	246.0	193.2	200.0
Other debt	1.0	1.2	1.0	1.2

	$938.6	$294.7	$699.2	$248.7

GENCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair values of the 7  1/8% Notes and 4  1/16% Debentures were determined using broker quotes that are based on open markets of the Company’s debt securities as of November 30, 2013 and 2012 (both Level 2 securities). The fair value of the term loan and other debt was determined to approximate carrying value.

d.  Accounts Receivable

Accounts receivable associated with long-term contracts consist of billed and unbilled amounts. Billed amounts include invoices presented to customers that have not been paid. Unbilled amounts relate to revenues that have been recorded and billings that have not been presented to customers. Amounts for overhead disallowances or billing decrements are reflected in unbilled receivables and primarily represent estimates of potential overhead costs which may not be successfully negotiated and collected.

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

The acquired Rocketdyne Business inventory was recorded at fair value on the date of Acquisition. The fair value adjustment of $6.3 million is not allocable to the Company’s U.S. government contracts and will be expensed to cost of sales as the inventory is delivered to the customer (see Note 4).

f.  Income Taxes

The Company files a consolidated U.S. federal income tax return with its 100% owned consolidated subsidiaries. The deferred tax assets and/or liabilities are determined by multiplying the differences between the financial reporting and tax reporting bases for assets and liabilities by the enacted tax rates expected to be in effect when such differences are recovered or settled. The effect on deferred taxes of a change in tax rates is recognized in the period of the enactment date of the change.

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

GENCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

g.  Property, Plant and Equipment, net

Property, plant and equipment are recorded at cost. Refurbishment costs are capitalized in the property accounts, whereas ordinary maintenance and repair costs are expensed as incurred. Depreciation is computed principally by accelerated methods based on the following useful lives:

Buildings and improvements	9 — 40 years
Machinery and equipment	5 — 19 years

The acquired Rocketdyne Business property, plant and equipment were recorded at fair value on the date of Acquisition. The fair value adjustment of $81.9 million is not allocable to the Company’s U.S. government contracts and will be depreciated using a weighted average life of approximately 15 years (see Note 4).

h.  Real Estate Held for Entitlement and Leasing

The Company capitalizes all costs associated with the real estate entitlement and leasing process. The Company classifies activities related to the entitlement, sale, and leasing of its excess real estate assets as operating activities in the consolidated statements of cash flows.

i.  Goodwill

Goodwill represents the excess of the purchase price of an acquired enterprise or assets over the fair values of the identifiable assets acquired and liabilities assumed. Tests for impairment of goodwill are performed on an annual basis, or at any other time if events occur or circumstances indicate that the carrying amount of goodwill may not be recoverable. The Company evaluated goodwill for impairment as of September 1, 2013 and 2012, and determined that goodwill was not impaired.

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

GENCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

All of the Company’s recorded goodwill resides in the Aerospace and Defense reporting unit. As of September 1, 2013 and 2012, the Company evaluated goodwill using a “Step Zero analysis” and determined that it was more likely than not that the fair value of the Aerospace and Defense reporting unit exceeded its carrying amount.

There can be no assurance that the Company’s estimates and assumptions made for purposes of its goodwill impairment testing will prove to be accurate predictions of the future. If the Company’s assumptions and estimates are incorrect, the Company may be required to record goodwill impairment charges in future periods.

j.  Intangible Assets

Identifiable intangible assets, such as patents, trademarks, and licenses are recorded at cost or when acquired as part of a business combination at estimated fair value. Identifiable intangible assets are amortized based on when they provide the Company economic benefit, or using the straight-line method, over their estimated useful life. Amortization periods for identifiable intangible assets range from 3 years to 30 years.

Intangible assets weighted average amortization periods are as follows (in years):

	As of November 30,
	2013	2012
Customer related	10.2	20.0
Intellectual property\trade secrets	13.0	—
Non-Compete Agreements	3.0	—
Trade name	30.0	—
Technology	25.1	25.1

k.  Environmental Remediation

The Company expenses, on a current basis, recurring costs associated with managing hazardous substances and contamination in ongoing operations. The Company accrues for costs associated with the remediation of environmental contamination when it becomes probable that a liability has been incurred, and the amount can be reasonably estimated. In most cases only a range of reasonably probable costs can be estimated. In establishing the Company’s reserves, the most probable estimated amount is used when determinable, and the minimum amount is used when no single amount in the range is more probable. The Company’s environmental reserves include the costs of completing remedial investigation and feasibility studies, remedial and corrective actions, regulatory oversight costs, the cost of operation and maintenance of the remedial action plan, and employee compensation costs for employees who are expected to devote a significant amount of time to remediation efforts. Calculation of environmental reserves is based on the evaluation of currently available information with respect to each individual environmental site and considers factors such as existing technology, presently enacted laws and regulations, and prior experience in remediation of contaminated sites. Such estimates are based on the expected costs of investigation and remediation and the likelihood that other potentially responsible parties will be able to fulfill their commitments at sites where the Company may be jointly or severally liable. At the time a liability is recorded for future environmental costs, the Company records an asset for estimated future recoveries that are estimable and probable. Some of the Company’s environmental costs are eligible for future recovery in the pricing of its products and services to the U.S. government and under existing third party agreements. The Company considers the recovery probable based on the Global Settlement Agreement, Northrop Agreement, government contracting regulations, and its long history of receiving reimbursement for such costs (see Notes 8(c) and (d)).

l.  Retirement Benefits

The Company has a frozen defined benefit pension plan that previously covered substantially all salaried and hourly employees. In addition, the Company provides medical and life insurance benefits (“postretirement benefits”) to certain eligible retired employees, with varied coverage by employee group. Annual charges are

GENCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

made for the cost of the plans, including administrative costs, interest costs on benefit obligations, and net amortization and deferrals, increased or reduced by the return on assets. In conjunction with the Acquisition, the Company recorded a $5.3 million pension liability associated with the Rocketdyne Business’ bargaining unit employees. The annual expenses associated with the pension liability are allowable to be included in the Company’s contracts with the U.S. government (see Note 4). The Company also sponsors a defined contribution 401(k) plan and participation in the plan is available to all employees (see Note 7).

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

The Company’s estimate of CAROs associated with owned properties relates to estimated costs necessary for the legally required removal or remediation of various regulated materials, primarily asbestos disposal and radiological decontamination of an ordnance manufacturing facility. For CAROs that are not expected to be retired in the next fifteen (15) years, the Company estimated the retirement date of such asset retirement obligations to be thirty (30) years from the date of adoption of the applicable accounting standard. For leased properties, such obligations relate to the estimated cost of contractually required property restoration.

The changes in the carrying amount of CAROs since November 30, 2010 were as follows (in millions):

Balance as of November 30, 2010	$15.3
Additions and other, net	1.2
Accretion	1.3

Balance as of November 30, 2011	17.8
Additions and other, net	1.5
Accretion	1.5

Balance as of November 30, 2012	20.8
Rocketdyne Business Acquisition	1.2
Additions and other, net	(0.6)
Accretion	1.5

Balance as of November 30, 2013	$22.9

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

GENCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

q.  Revenue Recognition

In the Company’s Aerospace and Defense segment, recognition of profit on long-term contracts requires the use of assumptions and estimates related to the contract value or total contract revenue, the total cost at completion and the measurement of progress towards completion. Due to the nature of the programs, developing the estimated total cost at completion requires the use of significant judgment. Estimates are continually evaluated as work progresses and are revised as necessary. Factors that must be considered in estimating the work to be completed include labor productivity, the nature and technical complexity of the work to be performed, availability and cost volatility of materials, subcontractor and vendor performance, warranty costs, volume assumptions, anticipated labor agreements and inflationary trends, schedule and performance delays, availability of funding from the customer, and the recoverability of costs incurred outside the original contract included in any estimates to complete. The Company reviews contract performance and cost estimates for some contracts at least monthly and for others at least quarterly and more frequently when circumstances significantly change. When a change in estimate is determined to have an impact on contract profit, the Company will record a positive or negative adjustment to the statement of operations. Changes in estimates and assumptions related to the status of certain long-term contracts may have a material effect on the Company’s operating results. The following table summarizes the impact from changes in estimates and assumptions on the statement of operations on key contracts, representing 68% of the Company’s net sales over the last three fiscal years, accounted for under the percentage-of-completion method of accounting:

	Year Ended
	2013	2012	2011
	(In millions, except per share amounts)
Favorable effect of the changes in contract estimates on (loss) income from continuing operations	$18.4	$8.9	$3.9
Favorable effect of the changes in contract estimates on net income (loss)	10.8	5.3	2.4
Favorable effect of the changes in contract estimates on basic income (loss) per share	0.18	0.09	0.04
Favorable effect of the changes in contract estimates on diluted income (loss) per share	0.13	0.09	0.04

The fiscal 2013 favorable changes in contract estimates was primarily driven by greater than expected performance on tactical systems programs due to manufacturing efficiencies and lower overhead costs. The improvements in fiscal 2013 were offset by unexpected cost growth on a space launch contract. The fiscal 2012 favorable changes in contract estimates was primarily driven by greater than expected performance on the Atlas V program and several tactical systems programs due to manufacturing efficiencies and lower overhead costs. These improvements in fiscal 2012 were offset by unanticipated inefficiencies and cost growth on a space launch contract. The fiscal 2011 favorable changes in contract estimates was primarily driven by greater than expected performance on the Atlas V program and various space system programs due to manufacturing efficiencies and lower overhead costs. These improvements in fiscal 2011 were offset by a decrease on a space launch contract for a test failure/rework on rocket motors.

GENCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

r.  Research and Development (“R&D”)

Company-sponsored R&D expenses were $42.9 million in fiscal 2013, $30.3 million in fiscal 2012, and $27.4 million in fiscal 2011. Company-sponsored R&D expenses include the costs of technical activities that are useful in developing new products, services, processes, or techniques, as well as expenses for technical activities that may significantly improve existing products or processes. These expenses are generally allocated among all contracts and programs in progress under U.S. government contractual arrangements.

Customer-sponsored R&D expenditures, which are funded under government contracts, totaled $339.1 million in fiscal 2013, $271.8 million in fiscal 2012, and $276.0 million in fiscal 2011. Expenditures under customer-sponsored R&D funded government contracts are accounted for as sales and cost of products sold.

s.  Stock-based Compensation

The Company recognizes stock-based compensation in the statements of operations at the grant-date fair value of stock awards issued to employees and directors over the vesting period (see Note 10(c) for additional information). The Company utilizes the short-cut method for determining the historical pool of windfall tax benefits and the tax law ordering approach for purposes of determining whether an excess tax benefit has been realized.

GENCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

u.  Foreign Currency Transactions

Foreign currency transaction (losses) and gains were ($0.2) million in fiscal 2013, $0.4 million in fiscal 2012, and ($0.3) million in fiscal 2011 and are reported as a component of discontinued operations. The Company’s foreign currency transactions were associated with the Company’s former GDX business, including Snappon SA, which is classified as discontinued operations in these consolidated financial statements and notes to consolidated financial statements.

v.  Related Parties

A member of the Company’s board of directors is manager of Steel Partners LLC, the manager of Steel Partners Holdings L.P. (“Steel Holdings”). Steel Holdings owns 99% of SPH Group Holdings LLC (“SPH Holdings”) that was a beneficial owner of more than 5% of the Company’s common stock outstanding as of November 30, 2013 and 2012. The Company repurchased $15.5 million of its 2 1/4%  Convertible Subordinated Debentures (“2 1/4% Debentures”) from SPH Holdings during fiscal 2011 at market prices as of the transaction date.

w.  Concentrations

Dependence upon government programs and contracts

Sales to the U.S. government and its agencies, including sales to the Company’s significant customers discussed below, were as follows (dollars in millions):

	U.S. Government Sales	Percentage of Net Sales
Fiscal 2013	$1,311.0	95%
Fiscal 2012	936.9	94
Fiscal 2011	855.8	93

The Standard Missile program, which is included in the U.S. government sales, represented 22%, 25%, and 24% of net sales for fiscal 2013, 2012, and 2011, respectively. The demand for certain of the Company’s services and products is directly related to the level of funding of government programs.

GENCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Major customers

Customers that represented more than 10% of net sales for the fiscal years presented are as follows:

	Year Ended
	2013	2012	2011
Raytheon Company (“Raytheon”)	32%	37%	36%
Lockheed Martin Corporation (“Lockheed Martin”)	23	32	28
United Launch Alliance (“ULA”)	18	*	*

*	Less than 10%.

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

Customers that represented more than 10% of accounts receivable for the periods presented are as follows:

	As of November 30,
	2013	2012
NASA	22%	*
Raytheon	20	48%
Lockheed Martin	19	31
ULA	18	*

*	Less than 10%.

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

Workforce

As of November 30, 2013, 14% of the Company’s 5,386 employees were covered by collective bargaining agreements.

GENCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

x.  Accounting Pronouncements

Recently Adopted Accounting Pronouncements

As of September 1, 2011, the Company adopted the Financial Accounting Standards Board’s (“FASB”) amended guidance on testing goodwill for impairment. Previous guidance required that an entity test for goodwill impairment by comparing the fair value of a reporting unit with its carrying amount including goodwill. If the fair value is less than its carrying amount, then a second step is performed to measure the amount of the impairment loss. Under this new amendment an entity is not required to calculate the fair value of the reporting unit unless the entity determines that it is more likely than not (a likelihood of more than 50%) that its fair value is less than its carrying amount. The adoption of the new standard did not have a material impact on the Company’s financial position or results of operations.

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

In May 2011, the FASB issued amended guidance on fair value measurement and related disclosures. The new guidance clarified the concepts applicable for fair value measurement and required new disclosures, with a particular focus on Level 3 measurements. This guidance was effective for the Company beginning in the second quarter of fiscal 2012, and was applied prospectively.

In June 2011, the FASB issued amended guidance on the presentation of comprehensive income. The amended guidance eliminates one of the presentation options provided by then-current GAAP, which was to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. In addition, it gave an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This guidance was effective for the Company beginning in the first quarter of fiscal 2013, and was applied retrospectively. As the accounting standard only impacted disclosures, the new standard did not have an impact on the Company’s financial position, results of operations, or cash flows.

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

z.  Subsequent Events

The Company evaluates events or transactions that occur after the balance sheet date but before financial statements are issued for potential recognition or disclosure in the financial statements. The issuance of financial

GENCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

statements is the earlier of when the financial statements are widely distributed to all shareholders and other financial statements users or filed with the Securities and Exchange Commission (“SEC”) (see Note 17).

Note 2.	Income (Loss) Per Share of Common Stock

A reconciliation of the numerator and denominator used to calculate basic and diluted income (loss) per share of common stock (“EPS”) is presented in the following table:

	Year Ended
	2013	2012	2011
	(In millions, except per share amounts)
Numerator for Basic and Diluted EPS
Income (loss) from continuing operations	$167.7	$(5.7)	$2.9
Income from discontinued operations, net of income taxes	0.2	3.1	—

Net income (loss)	167.9	(2.6)	2.9
Income allocated to participating securities	(3.2)	—	—

Net income (loss) for basic earnings per share	164.7	(2.6)	2.9
Interest on convertible subordinated debentures	8.1	—	—

Net income (loss) for diluted earnings per share	$172.8	$(2.6)	$2.9

Denominator:
Basic weighted average shares	59.6	59.0	58.7
Effect of:
Convertible subordinated notes	22.1	—	—
Employee stock options	0.2	—	—

Diluted weighted average shares	81.9	59.0	58.7

Basic EPS:
Income (loss) per share from continuing operations	$2.76	$(0.09)	$0.05
Income from discontinued operations, net of income taxes	—	0.05	—

Net income (loss) per share	$2.76	$(0.04)	$0.05

Diluted EPS:
Income (loss) per share from continuing operations	$2.11	$(0.09)	$0.05
Income from discontinued operations, net of income taxes	—	0.05	—

Net income (loss) per share	$2.11	$(0.04)	$0.05

The following table sets forth the potentially dilutive securities excluded from the computation because their effect would have been anti-dilutive:

	Year Ended
	2013	2012	2011
	(In millions)
4 1/16% Debentures	—	22.2	22.2
Unvested restricted shares	1.1	1.1	0.8
Employee stock options	—	0.9	1.1

Total potentially dilutive securities	1.1	24.2	24.1

GENCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s 2 1/4% Debentures were not included in the computation of diluted earnings per share because the market price of the common stock did not exceed the conversion price and only the conversion premium for these debentures is settled in common shares.

Note 3.	Balance Sheet Accounts and Supplemental Disclosures

a.  Accounts Receivable

	As of November 30,
	2013	2012
	(In millions)
Billed	$96.3	$49.4
Unbilled	138.0	69.0
Reserve on overhead rate disallowance	(20.5)	(7.0)

Total receivables under long-term contracts	213.8	111.4

Other receivables	0.3	0.1

Accounts receivable	$214.1	$111.5

The unbilled receivable amounts as of November 30, 2013 expected to be collected after one year is $51.0 million. Such amounts are billed either upon delivery of completed units or settlement of contracts.

b.  Inventories

	As of November 30,
	2013	2012
	(In millions)
Long-term contracts at average cost	$347.7	$256.4
Progress payments	(242.4)	(209.9)

Total long-term contract inventories	105.3	46.5

Other inventories	0.6	0.4

Inventories	$105.9	$46.9

As of November 30, 2013 and 2012, long-term contract inventories included $5.2 million and $6.4 million, respectively, of deferred costs related to the qualification of a Standard Missile program. Realization of the deferred costs at November 30, 2013 is dependent upon receipt of future firm orders. The Company believes recovery of these costs to be probable and specifically identifiable to future contracts. In addition, long-term contract inventories included an allocation of general and administrative costs incurred throughout fiscal 2013 and fiscal 2012 to be $222.8 million and $151.1 million, respectively, and the cumulative amount of general and administrative costs in long-term contract inventories is estimated to be $15.4 million and $4.4 million at November 30, 2013 and 2012, respectively.

GENCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

c.  Property, Plant and Equipment, net

	As of November 30,
	2013	2012
	(In millions)
Land	$67.2	$29.6
Buildings and improvements	219.5	158.5
Machinery and equipment	464.7	343.5
Construction-in-progress	76.1	36.9

	827.5	568.5
Less: accumulated depreciation	(452.8)	(424.6)

Property, plant and equipment, net	$374.7	$143.9

Depreciation expense for fiscal 2013, 2012, and 2011 was $35.8 million, $19.3 million, and $21.8 million, respectively.

d.  Goodwill

The goodwill balance at November 30, 2013 and 2012 relates to the Company’s Aerospace and Defense segment. The changes in the carrying amount of goodwill since November 30, 2011 were as follows (in millions):

Balance as of November 30, 2012 and 2011	$94.9
Purchase of the Rocketdyne Business (see Note 4)	64.7

Balance as of November 30, 2013	$159.6

e.  Intangible Assets

As of November 30, 2013	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In millions)
Customer related	$83.8	$9.4	$74.4
Intellectual property\trade secrets	34.2	1.1	33.1
Non-Compete Agreements	0.5	0.1	0.4
Trade name	20.5	0.3	20.2
Acquired technology	18.3	10.7	7.6

Intangible assets	$157.3	$21.6	$135.7

As of November 30, 2012	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In millions)
Customer related	$10.7	$5.4	$5.3
Acquired technology	18.3	9.7	8.6

Intangible assets	$29.0	$15.1	$13.9

Amortization expense related to intangible assets was $6.5 million in fiscal 2013. Amortization expense related to intangible assets was $1.5 million in fiscal 2012 and 2011.

GENCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Future amortization expense for the five succeeding years is estimated to be as follows:

Year Ending November 30,	Future Amortization Expense
(In millions)
2014	$13.5
2015	13.4
2016	13.3
2017	13.1
2018	13.1

$66.4

f.  Other Noncurrent Assets, net

	As of November 30,
	2013	2012
	(In millions)
Deferred financing costs	$18.3	$7.0
Recoverable from the U.S. government for conditional asset retirement obligations	15.6	13.8
Indemnification receivable from UTC	10.0	—
Grantor trust	11.4	12.1
Other	17.4	18.2

Other noncurrent assets, net	$72.7	$51.1

The Company amortizes deferred financing costs over the estimated life of the related debt. Amortization of deferred financing costs was $4.5 million, $2.9 million, and $3.2 million in fiscal 2013, 2012, and 2011, respectively.

g.  Other Current Liabilities

	As of November 30,
	2013	2012
	(In millions)
Accrued compensation and employee benefits	$97.4	$49.6
Payable to UTC for Transition Service Agreements	20.4	—
Interest payable	12.3	6.3
Contract loss provisions	10.5	5.7
Legal settlements	2.4	7.0
Other	63.0	34.7

Other current liabilities	$206.0	$103.3

GENCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

h.  Other Noncurrent Liabilities

	As of November 30,
	2013	2012
	(In millions)
Conditional asset retirement obligations	$22.9	$20.8
Pension benefits, non-qualified	17.2	18.9
Deferred compensation	9.8	8.4
Deferred revenue	8.0	8.6
Legal settlements	0.3	2.3
Other	15.6	9.5

Other noncurrent liabilities	$73.8	$68.5

i.  Accumulated Other Comprehensive Loss, Net of Income Taxes

Changes in accumulated other comprehensive loss by components, net of income taxes, related to the Company’s retirement benefit plans are as follows:

	Actuarial Losses, Net	Prior Service Credits, Net	Total
	(In millions)
November 30, 2011	$(304.2)	$4.8	$(299.4)
Other comprehensive income before reclassification	(245.7)	—	(245.7)
Amounts reclassified from accumulated other comprehensive loss	58.9	(0.1)	58.8

November 30, 2012	(491.0)	4.7	(486.3)
Other comprehensive income before reclassification	173.5	—	173.5
Amounts reclassified from accumulated other comprehensive loss	91.3	(0.9)	90.4

November 30, 2013	$(226.2)	$3.8	$(222.4)

The estimated amounts that will be amortized from accumulated other comprehensive loss into net periodic benefit expense in fiscal 2014 are as follows:

	Pension Benefits	Medical and Life Insurance Benefits
	(In millions)
Actuarial losses (gains), net	$53.8	$(2.9)
Prior service credits, net	—	(0.9)

	$53.8	$(3.8)

Note 4.	Acquisition

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

GENCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The aggregate consideration to UTC was $411.2 million, paid in cash, which represents the initial purchase price of $550.0 million reduced by $55.0 million relating to the pending future acquisition of UTC’s 50% ownership interest of RD Amross (a joint venture with NPO Energomash of Khimki, Russia which sells RD-180 engines to RD Amross), and the portion of the UTC business that markets and supports the sale of RD-180 engines. The purchase price was further adjusted for changes in advance payments on contracts, capital expenditures and other net assets, and is subject to further post-closing adjustments. The components of the estimated purchase price to UTC are as follows (in millions):

Purchase Price	$495.0
Advance payments on contracts adjustment	(57.3)
Capital expenditures adjustment	(29.8)
Target net asset adjustment	3.3

Cash payment to UTC	$411.2

The Company received a revised purchase price computation from UTC on September 12, 2013 and, per the terms and conditions of the Amended and Restated Purchase Agreement, the Company responded with its objections on December 9, 2013. The Company and UTC have 60 days to resolve the disputed items. If unable to do so within the 60 days, the dispute will be resolved by a mutually selected national accounting firm.

On January 28, 2013, the Company issued $460.0 million in aggregate principal amount of its 7 1/8% Notes. The 7 1/8% Notes were sold to qualified institutional buyers in accordance with Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”) and outside the U.S. in accordance with Regulation S under the Securities Act. The net proceeds of the 7 1/8 % Notes offering were used to fund, in part, the acquisition of the Rocketdyne Business, and to pay related fees and expenses in June 2013 (see Note 6(b)).

The Company incurred substantial expenses in connection with the Acquisition. A summary of the expenses related to the Acquisition recorded in fiscal 2012 ($11.6 million) and fiscal 2013 ($20.0 million) is as follows (in millions):

Legal expenses	$16.4
Professional fees and consulting	8.9
Internal labor	3.4
Costs related to the previously planned divestiture of the LDACS business, including $0.3 million of internal labor	1.7
Other	1.2

$31.6

The operating results of the Rocketdyne Business are included in the Company’s Consolidated Financial Statements since June 13, 2013, the acquisition date, within the Company’s Aerospace and Defense segment. Effective June 14, 2013, deposits on leased facilities of $1.8 million and letters of credit of $12.3 million for various financial assurance obligations were issued in conjunction with the Acquisition.

The preliminary purchase price allocation has been developed based on preliminary estimates of the fair value of the assets and liabilities of the Rocketdyne Business that the Company acquired. In addition, the allocation of the preliminary purchase price to acquired intangible assets is based on preliminary fair value estimates.

GENCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition date (in millions):

Current assets	$105.3
Property, plant and equipment, net	202.7
Other non-current assets	10.0

Total tangible assets acquired	318.0
Intangible assets acquired	128.3
Deferred income taxes	12.9

Total assets acquired	459.2
Liabilities assumed, current	(105.5)
Liabilities assumed, non-current	(7.2)

Total identifiable net assets acquired	346.5

Goodwill	$64.7

The preliminary purchase price allocation resulted in the recognition of $64.7 million in goodwill, all of which is deductible for tax purposes and included within the Company’s Aerospace and Defense segment. Goodwill recognized from the Acquisition primarily relates to the expected contributions of the Rocketdyne Business to the Company’s overall corporate strategy.

Intangible assets acquired in connection with the Rocketdyne Business included the following:

	Gross Carrying Amount (In millions)	Weighted Average Amortization Period (years)
Customer related	$73.1	8.7
Intellectual property\trade secrets	34.2	13.0
Non-Compete Agreements	0.5	3.0
Trade name	20.5	30.0

Total intangible assets	$128.3

Amortization of intangible assets is not recoverable in the future through the Company’s U.S. government contracts. Additionally, the Company has a $12.4 million and $20.4 million, respectively, indemnification receivable from and payable to UTC as of November 30, 2013. Pursuant to the terms of the Amended and Restated Purchase Agreement, the Company is indemnified for certain matters.

Net sales and net income of the Rocketdyne Business included in the Company’s operating results for fiscal 2013 from the acquisition date of June 14, 2013 were $319.4 million and $18.3 million, respectively.

GENCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

	Year Ended
	2013	2012	2011
	(In millions, except per share amounts)
Net sales:
As reported	$1,383.1	$994.9	$918.1
Pro forma	$1,762.7	$1,694.0	$1,572.7
Net income (loss):
As reported	$167.9	$(2.6)	$2.9
Pro forma	$30.7	$38.2	$(142.1)
Basic EPS:
Income (loss) per share:
As reported	$2.76	$(0.04)	$0.05
Pro forma	$0.50	$0.64	$(2.42)
Diluted EPS:
Income (loss) per share:
As reported	$2.11	$(0.04)	$0.05
Pro forma	$0.47	$0.56	$(2.42)

Note 5.	Income Taxes

The Company files a consolidated U.S. federal income tax return with its wholly-owned subsidiaries. The components of the Company’s income tax (benefit) provision from continuing operations are as follows:

	Year Ended
	2013	2012	2011
	(In millions)
Current
U.S. federal	$(1.4)	$10.9	$2.0
State and local	1.0	3.8	4.2

	(0.4)	14.7	6.2

Deferred
U.S. federal	(143.4)	3.2	(0.4)
State and local	(50.1)	1.0	0.3

	(193.5)	4.2	(0.1)

Income tax (benefit) provision	$(193.9)	$18.9	$6.1

GENCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A reconciliation of the U.S. federal statutory income tax rate to the Company’s effective income tax rate on earnings from continuing operations is as follows:

	Year Ended
	2013	2012	2011
Statutory U.S. federal income tax rate	(35.0)%	35.0%	35.0%
State and local income taxes, net of U.S. federal income tax effect	(7.4)	20.4	29.9
Changes in state income tax rates	(29.2)	—	—
Tax settlements and refund claims, including interest	—	—	3.5
Reserve adjustments	5.6	21.5	0.8
Valuation allowance adjustments	(680.8)	98.4	(44.0)
Rescindable common stock interest and realized (gains) losses	(1.4)	1.7	3.3
Non-deductible convertible subordinated notes interest	17.3	21.5	31.6
Deferred net operating loss to additional paid in capital	—	23.0	2.1
Research credits	(4.7)	(75.3)	—
Retroactive change in federal tax law	(5.3)	—	—
Benefit of manufacturing deductions	—	(9.5)	—
Other, net	0.8	6.5	5.3

Effective income tax rate	(740.1)%	143.2%	67.5%

In fiscal 2013, the Company’s effective tax rate was an income tax benefit of 740.1% on a pre-tax loss of $26.2 million. The Company’s effective tax rate differed from the 35% statutory federal income tax rate due largely to the release of a significant portion of the valuation allowance previously recorded against deferred tax assets, the impact of state income taxes, and certain non-deductible interest expense. The Company released approximately $282.4 million of the valuation allowance that existed at the beginning of the year, of which approximately $178.7 million was recorded as an income tax benefit to continuing operations, $1.1 million to discontinued operations, and $102.6 million was recorded in other comprehensive income.

The timing of recording or releasing a valuation allowance requires significant management judgment. The amount of the valuation allowance released by the Company represents a portion of deferred tax assets that was deemed more-likely-than-not that the Company will realize the benefits based on the analysis in which the positive evidence outweighed the negative evidence.

A valuation allowance is required when it is more-likely-than-not that all or a portion of deferred tax assets may not be realized. Establishment and removal of a valuation allowance requires management to consider all positive and negative evidence and to make a judgmental decision regarding the amount of valuation allowance required as of a reporting date. The weight given to the evidence is commensurate with the extent to which it can be objectively verified. In the evaluation as of November 30, 2013, management has considered all available evidence, both positive and negative, including but not limited to the following:

Positive evidence

•	The three year other comprehensive cumulative income position as of the end of fiscal 2013;

•

The improved pro forma historical operating results when combined with that of the Rocketdyne Business, continued growth in contract backlog, and the anticipated impact of the Rocketdyne Business financial results on the Company’s forecasted financial performance;

•	The decrease in the projected pension obligation at November 30, 2013 due to the upward trend in the discount rate during fiscal 2013, which lowered future projected pension expense;

GENCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	The Company’s recent history of generating taxable income which has allowed for the utilization of tax credit carryforwards; and

•	Favorable trends with respect to Congressional action regarding sequestration from the Budget Control Act of 2011.

Negative evidence

•

The lack of objective, verifiable evidence to predict future aerospace and defense spending associated with the Budget Control Act of 2011, including which governmental spending accounts may be subject to sequestration, the percentage reduction with respect thereto, and the latitude agencies will have in selecting specific expenditures to cut;

•	The significance of the Company’s defined benefit pension obligation and related impact it could have in future years; and

•	The additional indebtedness incurred in fiscal 2013 related to the acquisition of the Rocketdyne Business.

As of November 30, 2013, management believes that the weight of the positive evidence outweighed the negative evidence regarding the realization of the net deferred tax assets. Management will continue to evaluate the ability to realize the Company’s net deferred tax assets and the remaining valuation allowance on a quarterly basis.

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

GENCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A reconciliation of the change in unrecognized tax benefits from December 1, 2010 is as follows (in millions):

Unrecognized tax benefits at November 30, 2010	$4.8
Gross increases for tax positions taken during the year	0.1
Gross decreases for tax positions taken in prior year	(0.4)

Unrecognized tax benefits at November 30, 2011	4.5
Gross increases for tax positions taken during the year	0.2
Gross increases for tax positions taken in the prior year	0.3
Gross decreases for tax positions taken in prior year	(0.1)

Unrecognized tax benefits at November 30, 2012	4.9
Gross increases for tax positions taken during the year	0.2
Gross increases for tax positions taken in the prior year	2.3
Expiration of statutes of limitation	(0.9)

Unrecognized tax benefits at November 30, 2013	$6.5

As of November 30, 2013, the total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $5.6 million. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of November 30, 2013, the Company’s accrued interest and penalties related to uncertain tax positions is $0.2 million. It is reasonably possible that a reduction of up to $0.4 million of unrecognized tax benefits and related interest may occur within the next 12 months as a result of the expiration of certain statutes of limitations. During fiscal 2013, the Company substantially completed a study relative to its federal and California research and development credits. Based upon the study results, the Company concluded that additional reserves of approximately $1.6 million were required.

The years ended November 30, 2010 through November 30, 2013 remain open to examination for U.S. federal income tax purposes. In addition, the years ended November 30, 2002 through November 30, 2005 remain open as they relate to selected tax attributes utilized during fiscal years 2010 through 2013. For the Company’s other major taxing jurisdictions, the tax years ended November 30, 2003 through November 30, 2013 remain open to examination.

GENCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred tax assets and liabilities are as follows:

	As of November 30,
	2013	2012
	(In millions)
Deferred Tax Assets
Accrued estimated costs	$91.4	$68.1
Basis difference in assets and liabilities	23.0	30.1
Tax losses and credit carryforwards	32.4	24.9
Net cumulative defined benefit pension plan losses	107.4	175.5
Retiree medical and life insurance benefits	27.4	30.1
Valuation allowance	(2.6)	(288.1)

Total deferred tax assets	279.0	40.6
Deferred Tax Liabilities
U.S. federal effect of state deferred taxes	12.6	10.6
Revenue recognition differences	53.4	26.1
Basis differences in intangible assets	20.3	15.5

Total deferred tax liabilities	86.3	52.2

Total net deferred tax assets (liabilities)	$192.7	$(11.6)

As discussed above, the Company released a significant portion of its valuation allowance during fiscal 2013. The valuation allowance release of $282.4 million was recorded to operations and other comprehensive income in the amounts of $179.8 million and $102.6 million, respectively. The net change in the deferred tax assets is due largely to the release of the valuation allowance, changes to temporary differences for defined benefit pension plans and revenue recognition, and the inclusion of additional deferred tax assets as a result of the purchase of the Rocketdyne business of approximately $12.9 million.

The year of expiration for the Company’s federal and state net operating loss carryforwards as of November 30, 2013 is as follows (in millions):

	Federal	State
2015	$—	$24.7
2016	—	28.9
2017	—	29.9
2018	—	48.3
2019	—	105.6
2033	9.2	—

	$9.2	$237.4

Approximately $5.5 million of the state net operating loss carryforwards and $0.7 million of the federal net operating loss carryforwards relate to the exercise of stock options the benefit of which will be credited to equity when realized. In addition, the Company has U.S. federal and state capital loss carryforwards of approximately $1.6 million and $0.9 million, respectively, which begin expiring in fiscal 2015. The Company has approximately $2.2 million of loss carryover in foreign jurisdictions which have no expiration date.

The Company has federal and California research and development credit carryover of $4.6 million and $0.2 million, respectively. The federal credits begin to expire in 2031 and the state credits have no expiration date. The Company also has $2.7 million of federal alternative minimum tax credit which do not expire.

GENCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 6.	Long-Term Debt

	As of November 30,
	2013	2012
	(In millions)
Senior debt	$45.0	$47.5
Senior secured notes	460.0	—
Convertible subordinated notes	193.4	200.2
Other debt	0.8	1.0

Total debt, carrying amount	699.2	248.7
Less: Amounts due within one year
Senior debt	2.5	2.5
Other debt	0.4	0.2

Total long-term debt, carrying amount	$696.3	$246.0

As of November 30, 2013, the earlier of the Company’s contractual debt principal maturities or the next debt redemption date that could be exercised at the option of the debt holder, are summarized by fiscal year as follows:

	Total	2014	2015	2016	2017	2021
	(In millions)
Term loan	$45.0	$2.5	$2.5	$40.0	$—	$—
4 1/16% Debentures	193.2	—	193.2	—	—	—
7 1/8% Notes	460.0	—	—	—	—	460.0
2 1/4% Debentures	0.2	0.2	—	—	—	—
Other debt	0.8	0.2	0.2	0.3	0.1	—

Total debt	$699.2	$2.9	$195.9	$40.3	$0.1	$460.0

a.  Senior Debt:

	As of November 30,
	2013	2012
	(In millions)
Term loan, bearing interest at variable rates (rate of 3.67% as of November 30, 2013), payable in quarterly installments of $0.6 million plus interest, maturing in November 2016	$45.0	$47.5

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

GENCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On August 16, 2012, the Company executed an amendment (the “Second Amendment”) to the Senior Credit Facility with the lenders identified therein, and Wells Fargo Bank, National Association, as administrative agent. The Second Amendment, among other things, (1) allowed for the incurrence of up to $510 million of second lien indebtedness in connection with the Acquisition, and (2) provided for a committed delayed draw term loan facility of $50 million under which the Company was entitled to draw in connection with the Acquisition or up through August 9, 2013. This delayed draw term loan facility expired undrawn in August 2013.

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

As of November 30, 2013, the Company had $58.1 million outstanding letters of credit under the $100.0 million subfacility for standby letters of credit and had $45.0 million outstanding under the term loan facility.

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

GENCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

consummation of the Acquisition, the Company’s real property located in California, including the real estate holdings of Easton, is excluded from collateralization under the Senior Credit Facility.

The Company is subject to certain limitations including the ability to incur additional debt, make certain investments and acquisitions, and make certain restricted payments, including stock repurchases and dividends. The Senior Credit Facility includes events of default usual and customary for facilities of this nature, the occurrence of which could lead to an acceleration of the Company’s obligations thereunder. Additionally, the Senior Credit Facility includes certain financial covenants, including that the Company maintain (i) a maximum total leverage ratio, calculated net of cash up to a maximum of $100.0 million, of 4.25 to 1.00 through fiscal periods ending November 30, 2014 and 4.00 to 1.00 thereafter; and (ii) a minimum interest coverage ratio of 2.40 to 1.00.

Financial Covenant	Actual Ratios as of November 30, 2013	Required Ratios
Interest coverage ratio, as defined under the Senior Credit Facility	4.54 to 1.00	Not less than: 2.4 to 1.00
Leverage ratio, as defined under the Senior Credit Facility	2.86 to 1.00	Not greater than: 4.25 to 1.00

The Company was in compliance with its financial and non-financial covenants as of November 30, 2013.

b.  Senior Secured Notes:

	As of November 30,
	2013	2012
	(In millions)
Senior secured notes, bearing interest at 7.125% per annum, interest payments due in March and September, maturing in March 2021	$460.0	$—

7.125% Second-Priority Senior Secured Notes

On January 28, 2013, the Company issued $460.0 million in aggregate principal amount of its 7 1/8% Notes. The 7 1/8% Notes were sold to qualified institutional buyers in accordance with Rule 144A under the Securities Act and outside the U.S. in accordance with Regulation S under the Securities Act. The 7 1/8% Notes mature on March 15, 2021, subject to early redemption described below. The 7 1/8% Notes pay interest semi-annually in cash in arrears on March 15, and September 15, of each year, beginning on March 15, 2013. In November 2013, the 7 1/8% Notes were registered under the Securities Act.

The gross proceeds from the sale of the 7 1/8% Notes (after deducting underwriting discounts), plus an amount sufficient to fund a Special Mandatory Redemption (as defined in the 7 1/8% Notes indenture), including accrued interest on the 7 1/8% Notes, were deposited into escrow pending the consummation of the Acquisition pursuant to an escrow agreement (the “Escrow Agreement”) by and among the Company and U.S. Bank National Association, as trustee for the 7 1/8% Notes, as escrow agent and as bank and securities intermediary. Pursuant to the Escrow Agreement, the Company continued to deposit accrued interest on the 7 1/8% Notes on a monthly basis until the satisfaction of the conditions to release the proceeds from escrow. On June 14, 2013, the conditions to release the proceeds from escrow were satisfied and escrow funds were released in connection with the consummation of the Acquisition.

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

The 7 1/8% Notes are fully and unconditionally and jointly and severally guaranteed on a second-priority senior secured basis by each of the Company’s existing and future subsidiaries that guarantee its obligations under the Company’s existing Senior Credit Facility. These 100% owned subsidiary guarantors are Aerojet Rocketdyne, Aerojet Rocketdyne of DE, Inc. (formerly PWR), Arde and Arde-Barinco (see Note 16). The 7 1/8% Notes are also secured on a second-priority basis by the assets (other than real property) that secure the Company’s and its guarantors’ obligations under the Senior Credit Facility, subject to certain exceptions and permitted liens.

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

The Company used the net proceeds of the 7 1/8% Notes offering to fund, in part, the acquisition of the Rocketdyne Business, and to pay related fees and expenses.

GENCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

c.  Convertible Subordinated Notes:

	As of November 30,
	2013	2012
	(In millions)
Convertible subordinated debentures, bearing interest at 2.25% per annum, interest payments due in May and November, maturing in November 2024	$0.2	$0.2
Convertible subordinated debentures, bearing interest at 4.0625% per annum, interest payments due in June and December, maturing in December 2039	193.2	200.0

Total convertible subordinated notes	$193.4	$200.2

2 1/4% Convertible Subordinated Debentures

As of November 30, 2013 and 2012, the Company had $0.2 million outstanding principal amount of its 2 1/4% Debentures.

The initial carrying value of the liability component at issuance of the 2 1/4% Debentures was the present value of its cash flows using a discount rate of 8.86%, effective interest rate. The carrying value of the liability component was determined to be $97.5 million. The equity component, or debt discount, of the 2 1/4% Debentures was determined to be $48.9 million. The debt discount was amortized as a non-cash charge to interest expense over the period from the issuance date through November 20, 2011 which was the date holders required the Company to repurchase substantially all of the 2 1/4% Debentures.

The $4.9 million of costs incurred in connection with the issuance of the 2 1/4% Debentures were capitalized and bifurcated into deferred financing costs of $3.3 million and equity issuance costs of $1.6 million. The deferred financing costs were being amortized to interest expense from the issuance date through November 20, 2011.

The following table presents the carrying amounts of the equity and liability components as of November 30, 2013 and 2012 (dollars in millions):

Carrying amount of equity component, net of equity issuance costs	$44.1
Principal amount of 2 1/4% Debentures	$0.2

The following table presents the interest expense components for the 2 1/4% Debentures for fiscal 2011 (in millions):

Interest expense-contractual interest	$1.3
Interest expense-amortization of debt discount	3.5
Interest expense-amortization of deferred financing costs	0.3
Effective interest rate	8.9%

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

If the Company elects to deliver shares of its common stock as all or part of any interest payment, any make-whole premium or any optional repurchase price, such shares will be valued at the product of (x) the price per share of the Company’s common stock determined during: (i) in the case of any interest payment, the twenty (20) consecutive trading days ending on the second trading day immediately preceding the record date for such interest payment; (ii) in the case of any make-whole premium payable as part of the redemption price, the twenty (20) consecutive trading days ending on the second trading day immediately preceding the redemption date; and (iii) in the case of any optional repurchase price, the forty (40) consecutive trading days ending on the second trading day immediately preceding the optional repurchase date; (in each case, the “averaging period” with respect to such date) using the sum of the daily price fractions (where “daily price fraction” means, for each trading day during the relevant averaging period, 5% in the case of any interest payment or any make-whole pre-

GENCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

mium or 2.5% in the case of any optional repurchase, multiplied by the daily volume weighted average price per share of the Company’s common stock for such day), multiplied by (y) 97.5%. The Company will notify holders at least five (5) business days prior to the start of the relevant averaging period of the extent to which the Company will pay any portion of the related payment using shares of common stock.

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

During fiscal 2013, $1.6 million of 4 1/16% Debentures were converted to common stock. Additionally, during fiscal 2013, the Company repurchased $5.2 million principal amount of its 4 1/16% Debentures at various prices ranging from 176% of par to 195% of par (see Note 15).

d.  Other Debt:

	As of November 30,
	2013	2012
	(In millions)
Capital lease, payable in monthly installments, maturing in March 2017	$0.8	$1.0

Total other debt	$0.8	$1.0

Note 7.	Retirement Benefits

a.  Plan Descriptions

Pension Benefits

Effective February 1, 2009 and July 31, 2009, future benefit accruals for non-collective bargaining-unit employees and collective bargaining-unit employees, respectively, were discontinued. No employees lost their previously earned pension benefits.

As of November 30, 2013, the Company’s total defined benefit pension plan assets, total projected benefit obligations, and unfunded pension obligation for the tax-qualified pension plan were approximately $1,258.4 million, $1,538.6 million, and $261.7 million, respectively.

The Company does not expect to make any significant cash contributions to its government contractor business segment tax-qualified defined benefit pension plan until fiscal 2015, which are recoverable through the Company’s U.S government contracts (see below). Additionally, the Company does not expect to make any significant cash contributions to the GenCorp tax-qualified defined benefit pension plan until fiscal 2018 or later, which are not recoverable through the Company’s U.S. government contracts. Further, with the Office of Federal Procurement Policy issuance of the final rule harmonizing Cost Accounting Standard (“CAS”) 412, Composition and Measurement of Pension Cost, and CAS 413, Adjustment and Allocation of Pension Cost, with the Pension Protection Act (the “PPA”), the Company will recover portions of any required pension funding through its government contracts. Approximately 91% of the Company’s unfunded pension benefit obligation for its tax-qualified pension plan as of November 30, 2013 is related to its government contracting business segment, Aerojet Rocketdyne.

GENCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The PPA requires underfunded pension plans to improve their funding ratios based on the funded status of the plan as of specified measurement dates through contributions or application of prepayment credits. As of November 30, 2013, the Company has accumulated $30.6 million in prepayment credits as a result of advanced funding. Changes in prepayment credits during fiscal 2013 were as follows (in millions):

Balance as of November 30, 2012	$32.5
Amount used to offset minimum required contribution as of December 1, 2012	(5.4)
Adjustment for investment experience	3.5

Balance as of November 30, 2013	$30.6

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

In conjunction with the Acquisition, the Company recorded a $5.3 million pension liability associated with Rocketdyne’s bargaining unit employees. In addition, the Company now participates in one multi-employer defined benefit pension plan under the terms of collective bargaining agreements that cover a portion of Rocketdyne’s bargaining unit employees. The annual expenses associated with the pension liability are allowable to be included in the Company’s contracts with the U.S. government.

The risks for participating in this multi-employer plan are different from single-employer plans in that assets contributed are pooled and may be used to provide benefits to employees of other participating employers. If a participating employer stops contributing to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers. Lastly, if the Company chooses to stop participating in a plan, it may be required to pay that plan a withdrawal liability based on the underfunded status of the plan.

The Company’s participation in the multi-employer plan for the year ended November 30, 2013 from the acquisition date of June 14, 2013 was less than $0.1 million. This plan was determined to not be individually significant.

Medical and Life Insurance Benefits

The Company provides medical and life insurance benefits to certain eligible retired employees, with varied coverage by employee group. Generally, employees hired after January 1, 1997 are not eligible for retiree medical and life insurance benefits. The medical benefit plan provides for cost sharing between the Company and its retirees in the form of retiree contributions, deductibles, and coinsurance. Medical and life insurance benefit obligations are unfunded. Medical and life insurance benefit cash payments for eligible retired Aerojet Rocketdyne and GenCorp employees are recoverable under the Company’s U.S. government contracts.

Defined Contribution 401(k) Benefits

The Company sponsors a defined contribution 401(k) plan and participation in the plan is available to all employees. The Company makes matching contributions in cash equal to 100% of the first 3% of the participants’ compensation contributed and 50% of the next 3% of the compensation contributed. The cost of the 401(k) plan was $14.7 million in fiscal 2013, $10.8 million in fiscal 2012, and $9.9 million in fiscal 2011. The cost of the 401(k) plan is expected to increase in the future as a result of the Rocketdyne Business acquisition.

GENCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

b.  Plan Results

Summarized below is the balance sheet impact of the Company’s pension benefits and medical and life insurance benefits. Pension benefits include the consolidated tax-qualified plan and the unfunded non-qualified plan for benefits provided to employees beyond those provided by the Company’s tax-qualified plan. Plan assets, benefit obligations, and the funded status of the plans were determined at November 30, 2013 and 2012 for fiscal 2013 and 2012, respectively.

	Pension Benefits		Medical and Life Insurance Benefits
	As of November 30,
	2013	2012	2013	2012
	(In millions)
Change in fair value of plan assets:
Fair value — beginning of year	$1,243.1	$1,296.8	$—	$—
Gain on plan assets	150.2	81.2	—	—
Employer contributions	1.2	1.2	5.4	5.1
Benefits paid(1)	(136.1)	(136.1)	(5.4)	(5.1)

Fair Value — end of year	$1,258.4	$1,243.1	$—	$—

Change in benefit obligation:
Benefit obligation — beginning of year	$1,717.7	$1,550.4	$75.8	$75.2
Service cost(2)	6.3	4.5	0.1	0.1
Interest cost	61.0	73.5	2.4	3.3
Acquisition(3)	5.3	—	—	—
Actuarial(gains) losses	(115.6)	225.4	(6.3)	2.3
Benefits paid	(136.1)	(136.1)	(5.4)	(5.1)

Benefit obligation — end of year(4)	$1,538.6	$1,717.7	$66.6	$75.8

Funded status of the plans	$(280.2)	$(474.6)	$(66.6)	$(75.8)

Amounts Recognized in the Consolidated Balance Sheets:
Postretirement medical and life insurance benefits, current	$—	$—	$(7.3)	$(7.5)
Postretirement medical and life insurance benefits, noncurrent	—	—	(59.3)	(68.3)
Pension liability, non-qualified current (component of other current liabilities)	(1.3)	(1.2)	—	—
Pension liability, non-qualified (component of other noncurrent liabilities)	(17.2)	(18.9)	—	—
Pension benefits, noncurrent	(261.7)	(454.5)	—	—

Net Liability Recognized in the Consolidated Balance Sheets	$(280.2)	$(474.6)	$(66.6)	$(75.8)

(1)	Benefits paid for medical and life insurance benefits are net of the Medicare Part D Subsidy of $0.4 million received in both fiscal 2013 and 2012.

(2)

Service cost for pension benefits represents the administrative costs of the tax-qualified pension plan and the service cost for Rocketdyne’s bargaining unit employees from the acquisition date of June 14, 2013 to November 30, 2013.

GENCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(3)	Estimate of pension liability associated with Rocketdyne’s bargaining unit employees as of the acquisition date of June 14, 2013

(4)	Pension benefit obligation includes $18.5 million in fiscal 2013 and $20.1 million in fiscal 2012 for the non-qualified plan.

Due to freezing of the plan benefits in fiscal 2009, the accumulated benefit obligation for the defined benefit pension plans was equal to the benefit obligation as of the November 30, 2013 and 2012 measurement dates.

Components of net periodic benefit expense (income) are as follows:

	Pension Benefits			Medical and Life Insurance Benefits
	Year Ended
	2013	2012	2011	2013	2012	2011
	(In millions)
Service cost(1)	$6.3	$4.5	$3.9	$0.1	$0.1	$0.1
Interest cost on benefit obligation	61.0	73.5	78.4	2.4	3.3	3.5
Assumed return on plan assets(2)	(96.4)	(99.2)	(102.4)	—	—	—
Amortization of prior service (credits) costs	—	—	—	(0.9)	(0.1)	0.1
Amortization of net losses (gains)	94.6	62.1	66.4	(2.1)	(3.2)	(3.6)

Net periodic benefit expense (income)	$65.5	$40.9	$46.3	($0.5)	$0.1	$0.1

(1)

Service cost for pension benefits represents the administrative costs of the tax-qualified pension plan and the service cost for Rocketdyne’s bargaining unit employees from the acquisition date of June 14, 2013 to November 30, 2013.

(2)	The actual return and rate of return on plan assets are as follows:

	Year Ended
	2013	2012	2011
	(In millions, except rate of return)
Actual return on plan assets	$150.2	$81.2	$54.5
Actual rate of return on plan assets	12.5%	6.5%	3.8%

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

	Pension Benefits		Medical and Life Insurance Benefits
	2013	2012	2013	2012
Discount rate	4.54%	3.68%	3.98%	3.24%
Discount rate (benefit restoration plan)	4.65%	3.77%	*	*
Ultimate healthcare trend rate	*	*	5.00%	5.00%
Initial healthcare trend rate (pre 65/post 65)	*	*	8.50%	8.75%
Year ultimate rate attained (pre 65/post 65)	*	*	2021	2021

The Company used the following assumptions, calculated based on a weighted-average, to determine the periodic benefit expense (income) for the applicable fiscal year.

	Pension Benefits			Medical and Life Insurance Benefits
	2013	2012	2011	2013	2012	2011
Discount rate	3.68%	4.95%	5.21%	3.24%	4.58%	4.65%
Discount rate (benefit restoration plan)	3.77%	4.98%	5.34%	*	*	*
Expected long-term rate of return on plan assets	8.00%	8.00%	8.00%	*	*	*
Ultimate healthcare trend rate	*	*	*	5.00%	5.00%	5.00%
Initial healthcare trend rate (pre 65/post 65)	*	*	*	8.75%	9.00%	9.00%
Initial healthcare trend rate (pre 65/post 65)	*	*	*	2021	2021	2021

*	Not applicable

Certain actuarial assumptions, such as assumed discount rate, long-term rate of return, and assumed healthcare cost trend rates can have a significant effect on amounts reported for periodic cost of pension benefits and medical and life insurance benefits, as well as respective benefit obligation amounts. The assumed discount rate represents the market rate available for investments in high-quality fixed income instruments with maturities matched to the expected benefit payments for pension and medical and life insurance benefit plans.

The expected long-term rate of return on plan assets represents the rate of earnings expected in the funds invested, and funds to be invested, to provide for anticipated benefit payments to plan participants. The Company evaluated the plan’s historical investment performance, its current and expected asset allocation, and, with input from the Company’s external advisors and investment managers, developed best estimates of future investment performance of the plan’s assets. Based on this analysis, the Company has assumed a long-term rate of return on plan assets of 8.0%.

The Company reviews external data and its own historical trends for healthcare costs to determine the healthcare cost trend rates for the medical benefit plans. For fiscal 2013 medical benefit obligations, the Company assumed a 8.5% annual rate of increase for pre and post 65 participants in the per capita cost of covered healthcare claims with the rate decreasing over seven years until reaching 5.0%.

GENCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A one percentage point change in the key assumptions would have the following effects on the projected benefit obligations as of November 30, 2013 and on expense for fiscal 2013:

	Pension Benefits and Medical and Life Insurance Benefits Discount Rate		Expected Long-term Rate of Return	Assumed Healthcare Cost Trend Rate
	Net Periodic Benefit Expense	Projected Benefit Obligation	Net Periodic Pension Benefit Expense	Net Periodic Medical and Life Insurance Benefit Expense	Accumulated Benefit Obligation
	(In millions)
1% decrease	$26.8	$159.5	$12.1	$(0.5)	$(1.6)
1% increase	(22.8)	(134.8)	(12.1)	0.5	1.8

d.  Plan Assets and Investment Policy

The Company’s investment policy is to maximize the total rate of return with a view toward long-term funding objectives of the plan to ensure that funds are available to meet benefit obligations when due. The plan assets are diversified to the extent necessary to minimize risk and to achieve an optimal balance between risk and return. This return seeking strategy focuses on higher return seeking investments in actively managed investment vehicles with an emphasis toward alternative investments and allows for diversification as to the type of assets, tactical trades, and number of investment managers used to carry out this strategy. This strategy is achieved using diversified asset types, which may include cash, equities, fixed income, real estate, private equity holdings, and derivatives. Allocations between these asset types may change as a result of changing market conditions and tactical investment opportunities.

While we do not target specific investment allocations, we monitor asset allocations periodically to provide diversification by investment type and investment managers as well as managing overall liquidity to meet the Company’s objective of maximizing the total rate of return. The Company’s pension plans asset allocations as of November 30, 2013 and 2012, by asset category, are as follows:

	As of November 30,
	2013	2012
Cash and cash equivalents	21%	26%
Equity securities	30	25
Fixed income	18	21
Real estate investments	1	2
Private equity holdings	8	6
Alternative investments	22	20

Total	100%	100%

GENCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair value of the Company’s pension plan assets and liabilities by asset category and by level were as follows:

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In millions)
November 30, 2013
Cash and cash equivalents	$272.6	$147.6	$125.0	$—
Equity securities:
Domestic equity securities	422.1	417.0	4.8	0.3
International equity securities	42.5	42.2	0.3	—
Derivatives:
Written options	(0.1)	(0.1)	—	—
Short sales	(81.7)	(81.7)	—	—
Fixed income:
U.S. government securities	5.9	0.3	5.6	—
Corporate debt securities	91.6	1.2	90.0	0.4
Asset-backed securities	131.9	—	131.9	—
Derivatives:
Purchased options	0.1	—	0.1	—
Short sales	(9.1)	(4.5)	(4.6)	—
Forward exchange contracts	(0.2)	—	(0.2)	—
Real estate investments	15.7	—	—	15.7
Private equity holdings	97.7	—	—	97.7
Alternative investments	276.5	—	—	276.5

Total	1,265.5	$522.0	$352.9	$390.6

Receivables	7.4
Payables	(14.5)

Total	$1,258.4

GENCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In millions)
November 30, 2012
Cash and cash equivalents	$319.3	$200.3	$119.0	$—
Equity securities:
Domestic equity securities	388.3	380.1	7.9	0.3
International equity securities	56.6	56.2	0.3	0.1
Derivatives:
Purchased options	0.7	0.7	—	—
Written options	(1.0)	(1.0)	—	—
Short sales	(134.7)	(134.7)	—	—
Fixed income:
U.S. government securities	6.0	0.4	5.6	—
Corporate debt securities	79.1	—	78.7	0.4
Asset-backed securities	183.7	—	183.7	—
Short sales	(7.6)	(0.4)	(7.2)	—
Forward exchange contracts	0.2	—	0.2	—
Real estate investments	16.7	—	—	16.7
Private equity holdings	74.9	—	—	74.9
Alternative investments	253.2	—	—	253.2

Total	1,235.4	$501.6	$388.2	$345.6

Receivables	28.6
Payables	(20.9)

Total	$1,243.1

The following is a description of the significant investment strategies and valuation methodologies used for the investments measured at fair value, including the general classification of such investments pursuant to the valuation hierarchy. There have been no changes in the methodologies used at November 30, 2013 and 2012.

Cash and cash equivalents

Cash and cash equivalents are held in money market accounts or invested in Short-Term Investment Funds (“STIFs”). Cash and cash equivalents held in money market accounts are classified as Level 1 investments. STIFs are not traded on an exchange and active market, and therefore are classified as Level 2 investments.

Equity securities

Equity securities are invested broadly in U.S. and non-U.S. companies which are in various industries and through a range of market capitalization in common stocks, exchange-traded funds (“ETFs”), common collective trusts (“CCTs”), derivatives and other investment vehicles. Common stocks and ETFs are stated at fair value as quoted on a recognized securities exchange and are valued at the last reported sales price on the last business day of the fiscal year and are classified as Level 1 investments. CCTs are not traded on an exchange and active market, however, the fair value is determined using net asset value (“NAV”) based on the fair value of the underlying investments as traded in an exchange and active market, and therefore are classified as Level 2 investments. Derivatives include call and put options on common stocks or ETFs, which are all listed on an exchange and

GENCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

active market and classified as Level 1 investments. Short sales are short equity positions which are all listed on an exchange and active market and classified as Level 1 investments. Equity securities that are invested in common stock of private companies are priced using unobservable inputs and classified as Level 3 investments.

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

Forward exchange contracts

Forward exchange contracts are not exchange-traded but are priced based on observable inputs. They are classified as Level 2 investments.

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

Changes in the fair value of the Level 3 investments were as follows:

	November 30, 2012	Unrealized Gains (Losses) on Plan Assets	Realized Gains (Losses) on Plan Assets	Purchases, Issuances, and Settlements	Transfers out of Level 3	November 30, 2013
	(In millions)
Equity securities:
Domestic equity securities	$0.3	$—	$—	$—	$—	$0.3
International equity securities	0.1	—	—	—	(0.1)	—
Fixed income:
Corporate debt securities	0.4	—	—	—		0.4
Asset-backed securities	—	0.1	(0.1)	—		—
Real estate investments	16.7	(0.2)	—	(0.8)		15.7
Private equity holdings	74.9	(9.1)	—	31.9		97.7
Alternative investments	253.2	41.8	2.5	(21.0)		276.5

Total	$345.6	$32.6	$2.4	$10.1	$(0.1)	$390.6

	November 30, 2011	Unrealized Gains (Losses) on Plan Assets	Realized Gains (Losses) on Plan Assets	Purchases, Issuances, and Settlements	November 30, 2012
	(In millions)
Equity securities:
Domestic equity securities	$0.4	$(0.1)	$—	$—	$0.3
International equity securities	—	—	—	0.1	0.1
Fixed income:
Foreign government securities	0.2	(0.2)	—	—	—
Corporate debt securities	6.7	0.1	0.7	(7.1)	0.4
Asset-backed securities	—	0.3	(0.3)	—	—
Real estate investments	19.6	(2.1)	—	(0.8)	16.7
Private equity holdings	72.0	2.7	—	0.2	74.9
Alternative investments	259.1	(5.9)	—	—	253.2

Total	$358.0	$(5.2)	$0.4	$(7.6)	$345.6

GENCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

e.  Benefit Payments

The following presents estimated future benefit payments:

	Pension Benefit Payments	Medical and Life Insurance Benefits
Year Ending November 30,		Gross Benefit Payments	Medicare D Subsidy	Net Benefit Payments
	(In millions)
2014	$128.6	$7.7	$0.4	$7.3
2015	126.4	7.5	0.4	7.1
2016	123.7	7.4	0.4	7.0
2017	120.6	7.1	0.4	6.7
2018	117.2	6.7	0.2	6.5
Years 2019 — 2023	533.6	26.9	0.9	26.0

Note 8.	Commitments and Contingencies

a.  Lease Commitments and Income

The Company and its subsidiaries lease certain facilities, machinery and equipment, and office buildings under long-term, non-cancelable operating leases. The leases generally provide for renewal options ranging from one to ten years and require the Company to pay for utilities, insurance, taxes, and maintenance. Rent expense was $20.1 million in fiscal 2013, $11.8 million in fiscal 2012, and $12.9 million in fiscal 2011.

The Company also leases certain surplus facilities to third parties. The Company recorded lease income of $5.7 million in fiscal 2013, $5.0 million in fiscal 2012, and $6.7 million in fiscal 2011 related to these arrangements, which have been included in net sales.

The future minimum rental commitments under non-cancelable operating leases with initial or remaining terms of one year or more and lease revenue in effect as of November 30, 2013 were as follows:

Year Ending November 30,	Future Minimum Rental Commitments	Future Minimum Rental Income
	(In millions)
2014	$21.4	$5.7
2015	18.4	4.6
2016	15.5	2.5
2017	11.2	0.2
2018	10.4	—
Thereafter	45.2	—

	$122.1	$13.0

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

GENCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Groundwater Litigation

In December 2011, Aerojet Rocketdyne received notice of a lawsuit, Sun Ridge LLC, et al. v. Aerojet-General Corporation, et al., Case No. 34-2011-00114675, filed in Sacramento County Superior Court. The complaint, which also names McDonnell Douglas Corporation (now Boeing), was filed by owners of properties adjacent to the Aerojet Rocketdyne property in Rancho Cordova, California and alleges damages attributable to contamination of groundwater including diminution of property value and increased costs associated with ensuring water supplies in connection with real estate development. That matter was dismissed without prejudice and the parties entered into settlement discussions through which a settlement was reached. As of November 30, 2013, the Company has accrued $0.2 million, which represents its share of the settlement. Expenditures associated with this matter are partially recoverable.

Asbestos Litigation

The Company has been, and continues to be, named as a defendant in lawsuits alleging personal injury or death due to exposure to asbestos in building materials, products, or in manufacturing operations. The majority of cases are pending in Texas and Pennsylvania. There were 129 asbestos cases pending as of November 30, 2013.

Given the lack of any significant consistency to claims (i.e., as to product, operational site, or other relevant assertions) filed against the Company, the Company is unable to make a reasonable estimate of the future costs of pending claims or unasserted claims. Accordingly, no estimate of future liability has been accrued.

In 2011, Aerojet Rocketdyne received a letter demand from AMEC, plc, (“AMEC”) the successor entity to the 1981 purchaser of the business assets of Barnard & Burk, Inc., a former Aerojet Rocketdyne subsidiary, for Aerojet Rocketdyne to assume the defense of sixteen asbestos cases, involving 271 plaintiffs, pending in Louisiana, and reimbursement of over $1.7 million in past legal fees and expenses. AMEC is asserting that Aerojet Rocketdyne retained those liabilities when it sold the Barnard & Burk assets and agreed to indemnify the purchaser therefor. Under the relevant purchase agreement, the purchaser assumed only certain, specified liabilities relating to the operation of Barnard & Burk before the sale, with Barnard & Burk retaining all unassumed pre-closing liabilities, and Aerojet Rocketdyne agreed to indemnify the purchaser against unassumed liabilities that are asserted against it. Based on the information provided, Aerojet Rocketdyne declined to accept the liability and requested additional information from AMEC pertaining to the basis of the demand. On April 3, 2013, AMEC filed a complaint for breach of contract against Aerojet Rocketdyne in Sacramento County Superior Court, AMEC Construction Management, Inc. v. Aerojet-General Corporation, Case No. 342013001424718. Although AMEC served the complaint on Aerojet Rocketdyne, Aerojet Rocketdyne was granted an open extension of time in which to file a response in order to facilitate additional sharing of information and potential settlement negotiations. No estimate of liability has been accrued for this matter as of November 30, 2013.

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

GENCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

As of November 30, 2013, the aggregate range of these anticipated environmental costs was $171.3 million to $289.8 million and the accrued amount was $171.3 million. See Note 8(d) for a summary of the environmental reserve activity. Of these accrued liabilities, approximately 95% relates to the Company’s U.S. government contracting business and a portion of this liability is recoverable. The significant environmental sites are discussed below. The balance of the accrued liabilities relates to other sites for which the Company’s obligations are probable and estimable.

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

Aerojet Rocketdyne is involved in various stages of soil and groundwater investigation, remedy selection, design, and remedy construction associated with the operable units. In 2002, the EPA issued a Unilateral Administrative Order (“UAO”) requiring Aerojet Rocketdyne to implement the EPA-approved remedial action in the Western Groundwater Operable Unit. An identical order was issued by the California Regional Water Quality Control Board, Central Valley (“Central Valley RWQCB”). On July 7, 2011, the EPA issued Aerojet Rocketdyne its Approval of Remedial Action Construction Completion Report for Western Groundwater Operable Unit and its Determination of Remedy as Operational and Functional. On September 20, 2011, the EPA issued two UAOs to Aerojet Rocketdyne to complete a remedial design and implement remedial action for the Perimeter Groundwater Operable Unit. One UAO addresses groundwater and the other addresses soils within the Perimeter Groundwater Operable Unit. Issuance of the UAOs is the next step in the superfund process for the Perimeter Groundwater Operable Unit. Aerojet Rocketdyne submitted a final Remedial Investigation Report for the Boundary Operable Unit in 2010 and a revised Feasibility Study for the Boundary Operable Unit in 2012. A draft Remedial Investigation Report for the Island Operable Unit was submitted in January 2013 and Final Remedial Investigation Report is anticipated for spring 2014. The remaining operable units are under various stages of investigation.

The entire southern portion of the site known as Rio Del Oro was under state orders issued in the 1990s from the Department of Toxic Substances Control (“DTSC”) to investigate and remediate environmental contamination in the soils and the Central Valley RWQCB to investigate and remediate groundwater environmental contamination. On March 14, 2008, the DTSC released all but approximately 400 acres of the Rio Del Oro property from DTSC’s environmental orders regarding soil contamination. Aerojet Rocketdyne expects the approx-

GENCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

imately 400 acres of Rio Del Oro property that remain subject to the DTSC orders to be released once the soil remediation has been completed. The Rio Del Oro property remains subject to the Central Valley RWQCB’s orders to investigate and remediate groundwater environmental contamination emanating offsite from such property. Pursuant to a settlement agreement entered into in 2009, Aerojet Rocketdyne and Boeing have defined responsibilities with respect to future costs and environmental projects relating to this property.

As of November 30, 2013, the estimated range of anticipated costs discussed above for the Sacramento, California site was $128.0 million to $199.5 million and the accrued amount was $128.0 million included as a component of the Company’s environmental reserves. Expenditures associated with this matter are partially recoverable. See Note 8(d) below for further discussion on recoverability.

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

Aerojet Rocketdyne and the other Cooperating Respondents entered into an interim allocation agreement that establishes the interim payment obligations of the Cooperating Respondents for the costs incurred pursuant to the Project Agreement. Under the interim allocation, Aerojet Rocketdyne is responsible for approximately two-thirds of all project costs, including government oversight costs. All project costs are subject to reallocation among the Cooperating Respondents. Since entering into the Project Agreement, two of the cooperating respondents, Huffy Corporation (“Huffy”) and Fairchild Corporation (“Fairchild”), have filed for bankruptcy. Aerojet Rocketdyne and the other cooperating respondents have assumed Fairchild’s financial obligations while only the non-Aerojet Rocketdyne cooperating respondents have assumed Huffy’s obligations. Prior to filing for bankruptcy, Fairchild filed suit against the other Cooperating Respondents, but there had been little action in that litigation until the Court recently directed the parties to mediation. The interim allocation agreement expired, but all Cooperating Respondents (other than Huffy and Fairchild) are paying in accordance with their adjusted interim allocations.

On June 24, 2010, Aerojet Rocketdyne filed a complaint against Chubb Custom Insurance Company in Los Angeles County Superior Court, Aerojet-General Corporation v. Chubb Custom Insurance Company Case No. BC440284, seeking declaratory relief and damages regarding Chubb’s failure to pay certain project modification costs and failure to issue an endorsement to add other water sources that may require treatment as required under insurance policies issued to Aerojet Rocketdyne and the other Cooperating Respondents. Aerojet Rocketdyne agreed to dismiss the case without prejudice and a settlement was reached. The Fairchild Bankruptcy Court must approve the settlement before it becomes effective. In August 2013, the Fairchild Bankruptcy Court denied a motion by the Cooperating Respondents (including Aerojet Rocketdyne) to approve the settlement with Chubb and directed the parties to mediation in an effort to resolve differences over the amounts of remediation costs previously paid by Fairchild and the Cooperating Respondents. The parties met with the mediator in

GENCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 2013 and negotiations are continuing. The dismissal was without prejudice which allows Aerojet Rocketdyne and the Cooperating Respondents to re-file the motion at a later date if mediation is not successful.

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

As of November 30, 2013, the estimated range of anticipated costs through the term of the Project Agreement for the BPOU site, which expires in 2017, was $26.9 million to $57.3 million and the accrued amount was $26.9 million included as a component of the Company’s environmental reserves. As the Company is unable to reasonably estimate the costs and expenses of this matter after the expiration of the Project Agreement, no reserve has been accrued for this matter for the period after such expiration. Expenditures associated with this matter are partially recoverable. See Note 8(d) below for further discussion on recoverability.

Toledo, Ohio Site

The Company previously manufactured products for the automotive industry at a Toledo, Ohio site, which was adjacent to the Ottawa River. This facility was divested in 1990 and the Company indemnified the buyer for claims and liabilities arising out of certain pre-divestiture environmental matters. In August 2007, the Company, along with numerous other companies, received from the United States Department of Interior Fish and Wildlife Service a notice of a Natural Resource Damage (“NRD”) Assessment Plan for the Ottawa River and Northern Maumee Bay. A group of PRPs, including the Company, was formed to respond to the NRD assessment and to pursue funding from the Great Lakes Legacy Act for primary restoration. The restoration project performed by the group consisted of river dredging and land-filling river sediments with a total project cost in the range of approximately $47 million to $49 million, one half of which was funded through the Great Lakes Legacy Act and the net project costs to the PRP group was estimated at $23.5 million to $24.5 million. The dredging of the river that began in December 2009 has been completed. In February 2011, the parties reached an agreement on allocation. Still unresolved at this time is the actual NRD Assessment itself. In August 2013, the PRPs voted to accept the State and Federal Trustees’ proposal resolving the NRD Assessment and other claims which increased the Company’s share by $0.1 million. A Consent Decree must be negotiated and approved before the settlement becomes final. As of November 30, 2013, the estimated range of the Company’s share of anticipated costs for the NRD matter was $0.2 million to $0.5 million. None of the expenditures related to this matter are recoverable.

In 2008, Textileather, the current owner of the former Toledo, Ohio site, filed a lawsuit against the Company claiming, among other things, that the Company failed to indemnify and defend Textileather for certain contractual environmental obligations. A second suit related to past and future RCRA closure costs was filed in late 2009. On May 5, 2010, the District Court granted the Company’s Motion for Summary Judgment, thereby dismissing the claims in the initial action. Textileather appealed to the Sixth Circuit Court of Appeals. On September 11, 2012, the Court of Appeals affirmed the District Court’s decision with respect to Textileather’s CERCLA cost recovery claims, but reversed the decision to dismiss its breach of contract claims. The case was remanded to the District Court for further proceedings consistent with the opinion of the Court of Appeals. On September 10, 2013, the parties executed the definitive settlement agreement resolving the dispute for a release for all non-polychlorinated biphenyl (“PCB”) related environmental issues for $4.3 million to be paid in two payments. The Company has a reserve of $2.7 million for the settlement and PCB related environmental issues as of November 30, 2013. None of the expenditures related to this matter are recoverable.

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

A summary of the Company’s environmental reserve activity is shown below:

	Aerojet Rocketdyne Sacramento	Aerojet Rocketdyne BPOU	Other Aerojet Rocketdyne Sites	Total Aerojet Rocketdyne	Other	Total Environmental Reserve
	(In millions)
November 30, 2010	$139.8	$46.1	$20.1	$206.0	$11.7	$217.7
Additions	21.2	5.9	5.9	33.0	(0.1)	32.9
Expenditures	(30.3)	(13.4)	(13.9)	(57.6)	(2.4)	(60.0)

November 30, 2011	130.7	38.6	12.1	181.4	9.2	190.6
Additions	24.5	5.9	3.8	34.2	0.5	34.7
Expenditures	(14.7)	(13.3)	(5.1)	(33.1)	(2.7)	(35.8)

November 30, 2012	140.5	31.2	10.8	182.5	7.0	189.5
Additions	9.8	5.1	0.1	15.0	3.8	18.8
Expenditures	(22.3)	(9.4)	(2.7)	(34.4)	(2.6)	(37.0)

November 30, 2013	$128.0	$26.9	$8.2	$163.1	$8.2	$171.3

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

Pre-Close Environmental Costs	$20.0
Amount spent through November 30, 2013	(15.6)
Amount included as a component of reserves for environmental remediation costs in the consolidated balance sheet as of November 30, 2013	(2.9)

Remaining Pre-Close Environmental Costs	$1.5

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

Pursuant to the Global Settlement, prior to the third quarter of fiscal 2010, approximately 12% of environmental costs related to Aerojet Rocketdyne’s Sacramento site and its former Azusa site were charged to the consolidated statements of operations. Subsequent to the third quarter of fiscal 2010, because the Company’s estimated environmental costs reached the reimbursement ceiling under the Northrop Agreement, approximately 37% of such costs will not be reimbursable and were therefore directly charged to the consolidated statements of operations.

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

Since the Acquisition closed in the third quarter of fiscal 2013, the prospective mix of contracts may affect the actual reimbursement made by the U.S. government. Under the Global Settlement, environmental costs are allocable to the newly acquired business. Additionally, the Company is reviewing the percentage of Global Settlement environmental costs allocable to its Aerojet Rocketdyne business and Northrop Grumman. Any change in the percentage allocable will require approval from the U.S. government and if received, this change may materially and favorably affect the Company’s results of operations in the period received along with future periods.

GENCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Pursuant to the Northrop Agreement, environmental expenditures to be reimbursed are subject to annual limitations and the total reimbursements are limited to a ceiling of $189.7 million. A summary of the Northrop Agreement activity is shown below (in millions):

Total reimbursable costs under the Northrop Agreement	$189.7
Amount reimbursed to the Company through November 30, 2013	(101.2)

Potential future cost reimbursements available(1)	88.5
Long-term receivable from Northrop in excess of the annual limitation included in the consolidated balance sheet as of November 30, 2013	(72.0)
Amounts recoverable from Northrop in future periods included as a component of recoverable from the U.S. government and other third parties for environmental remediation costs in the consolidated balance sheet as of November 30, 2013	(16.5)

Potential future recoverable amounts available under the Northrop Agreement	$—

(1)	Includes the short-term receivable from Northrop of $6.0 million as of November 30, 2013.

The Company’s applicable cost estimates reached the cumulative limitation under the Northrop Agreement during the third quarter of fiscal 2010. The Company has expensed $22.8 million of environmental remediation provision adjustments above the cumulative limitation under the Northrop Agreement through November 30, 2013. Accordingly, subsequent to the third quarter of fiscal 2010, the Company has incurred a higher percentage of expense related to additions to the Sacramento site and BPOU site environmental reserve until, and if, an arrangement is reached with the U.S. government. While the Company is currently seeking an arrangement with the U.S. government to recover environmental expenditures in excess of the reimbursement ceiling identified in the Northrop Agreement, there can be no assurances that such a recovery will be obtained, or if not obtained, that such unreimbursed environmental expenditures will not have a materially adverse effect on the Company’s operating results, financial condition, and/or cash flows.

Environmental reserves and estimated recoveries impact to the Consolidated Statements of Operations

The expenses associated with adjustments to the environmental reserves are recorded as a component of other expense, net in the consolidated statements of operations. Summarized financial information for the impact of environmental reserves and recoveries to the consolidated statements of operations is set forth below:

	Year Ended
	2013	2012	2011
	(In millions)
Estimated recoverable amounts under U.S. government contracts	$10.4	$23.1	$24.3
Charge to consolidated statement of operations	8.4	11.6	8.6

Total environmental reserve additions	$18.8	$34.7	$32.9

e.  Arrangements with Off-Balance Sheet Risk

As of November 30, 2013, arrangements with off-balance sheet risk consisted of:

•

$58.1 million in outstanding commercial letters of credit expiring through January 2015, the majority of which may be renewed, primarily to collateralize obligations for environmental remediation and insurance coverage.

•	$43.7 million in outstanding surety bonds to satisfy indemnification obligations for environmental remediation coverage.

GENCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•

Up to $120.0 million aggregate in guarantees by GenCorp of Aerojet Rocketdyne’s obligations to U.S. government agencies for environmental remediation activities (see Note 8(b) for additional information).

•

$55.0 million related to the pending future acquisition of UTC’s 50% ownership interest of RD Amross and potential future post-close adjustments to the purchase price of the Rocketdyne Business (see Note 4 for additional information).

•	Guarantees, jointly and severally, by the Company’s material domestic subsidiaries of their obligations under the Senior Credit Facility and 7 1/8% Notes.

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

The Company inadvertently failed to register with the SEC the issuance of certain of its common shares in its defined contribution 401(k) employee benefit plan (the “Plan”). As a result, certain Plan participants who purchased such securities pursuant to the Plan may have the right to rescind certain of their purchases for consideration equal to the purchase price paid for the securities (or if such security has been sold, to receive consideration with respect to any loss incurred on such sale) plus interest from the date of purchase. As of November 30, 2013 and 2012, the Company has classified less than 0.1 million and 0.4 million shares as redeemable common stock, respectively, because the redemption features are not within the control of the Company. The Company may also be subject to civil and other penalties by regulatory authorities as a result of the failure to register these shares. These shares have historically been treated as outstanding for financial reporting purposes. In June 2008, the Company filed a registration statement on Form S-8 to register future transactions in the GenCorp Stock Fund in the Plan. During fiscal 2013, 2012, and 2011, the Company recorded ($1.0) million, $0.7 million, and $0.8 million, respectively, for realized (gains) losses and interest associated with this matter.

Note 10.	Shareholders’ Equity (Deficit)

a.  Preference Stock

As of November 30, 2013 and 2012, 15.0 million shares of preferred stock were authorized and none were issued or outstanding.

b.  Common Stock

As of November 30, 2013, the Company had 150.0 million authorized shares of common stock, par value $0.10 per share, of which 61.3 million shares (includes redeemable common stock and unvested restricted shares) were issued and outstanding, and 33.5 million shares were reserved for future issuance for the exercise of stock

GENCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

options (seven and ten year contractual life) and restricted stock (no maximum contractual life), payment of awards under stock-based compensation plans, and conversion of the Company’s Notes. See Note 9 for information about the Company’s redeemable common stock.

c.  Stock-based Compensation

Total stock-based compensation expense by type of award was as follows:

	Year Ended
	2013	2012	2011
	(In millions)
Stock appreciation rights (“SARS”)	$9.4	$2.7	$0.4
Stock options	0.3	0.8	0.9
Restricted stock, service-based	2.3	2.2	1.7
Restricted stock, performance-based	2.1	0.8	0.7

Total stock-based compensation expense	$14.1	$6.5	$3.7

Stock Appreciation Rights:    As of November 30, 2013, a total of 1.5 million SARS were outstanding under the 1999 Equity and Performance Incentive Plan (“1999 Plan”) and 2009 Equity and Performance Incentive Plan (“2009 Plan”). SARS granted to employees generally vest in one-third increments at one year, two years, and three years from the date of grant and have a ten year contractual life under the 1999 Plan and a seven year contractual life under the 2009 Plan. SARS granted to directors of the Company typically vest over a one year service period (half after six months and half after one year) and have a ten year contractual life under the 1999 Plan and a seven year contractual life under the 2009 Plan. These awards are similar to the Company’s employee stock options, but are settled in cash rather than in shares of common stock, and are classified as liability awards. Compensation cost for these awards is determined using a fair-value method and remeasured at each reporting date until the date of settlement. Stock-based compensation expense recognized is based on SARS ultimately expected to vest, and therefore it has been reduced for estimated forfeitures.

A summary of the status of the Company’s SARS as of November 30, 2013 and changes during fiscal 2013 is presented below:

	SARS (In thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (In millions)
Outstanding at November 30, 2012	1,529	$10.47
Granted	73	13.17
Exercised	(138)	7.92
Cancelled	(7)	4.95

Outstanding at November 30, 2013	1,457	$10.88	3.6	$11.1

Exercisable at November 30, 2013	1,366	$10.99	3.4	$10.3

Expected to vest at November 30, 2013	89	$9.18	5.6	$0.8

The weighted average grant date fair value for SARS granted in fiscal 2013, 2012, and 2011 was $12.08, $5.76, and $3.50, respectively. The total intrinsic value for SARS liabilities paid in fiscal 2013 and 2011 was $1.1 million and less than $0.1 million, respectively. No SARS were exercised in fiscal 2012. As of November 30, 2013, there was $0.6 million of total stock-based compensation related to nonvested SARS. That cost is expected to be recognized over an estimated weighted-average amortization period of 13 months.

GENCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restricted Stock, service-based:    As of November 30, 2013, a total of 0.5 million shares of service-based restricted stock were outstanding which vest based on years of service under the 2009 Plan. Restricted shares are granted to key employees and directors of the Company. The fair value of the restricted stock awards was based on the closing market price of the Company’s common stock on the date of award and is being amortized on a straight line basis over the service period. Stock-based compensation expense recognized is based on service-based restricted stock ultimately expected to vest, and therefore it has been reduced for estimated forfeitures.

The following is summary of the status of the Company’s service-based restricted stock as of November 30, 2013 and changes during fiscal 2013:

	Service Based Restricted Stock (In thousands)	Weighted Average Grant Date Fair Value
Outstanding at November 30, 2012	638	$6.41
Granted	294	15.47
Vested	(374)	6.99
Canceled	(14)	6.09

Outstanding at November 30, 2013	544	$10.91

Expected to vest at November 30, 2013	523	$10.91

As of November 30, 2013, there was $4.3 million of total stock-based compensation related to nonvested service-based restricted stock. That cost is expected to be recognized over an estimated weighted-average amortization period of 25 months. The intrinsic value of the service-based restricted stock outstanding and expected to vest at November 30, 2013 was $10.0 million and $9.6 million, respectively. The weighted average grant date fair values for service-based restricted stock granted in fiscal 2012 and 2011 was $7.05 and $5.91, respectively.

Restricted Stock, performance-based:    As of November 30, 2013, a total of 0.8 million shares of performance-based restricted shares were outstanding under the 2009 Plan. The performance-based restricted stock vests if the Company meets various operations and earnings targets set by the Organization & Compensation Committee of the Board. The fair value of the performance-based restricted stock awards was based on the closing market price of the Company’s common stock on the date of award and is being amortized over the estimated service period to achieve the operations and earnings targets. If certain operations and earnings targets are exceeded, additional restricted stock may be required to be granted to individuals up to a maximum additional grant of 25% of the initial grant. Stock-based compensation expense recognized for all years presented is based on performance-based restricted stock ultimately expected to vest, and therefore it has been reduced for estimated forfeitures.

The following is a summary of the status of the Company’s performance-based restricted stock as of November 30, 2013 and changes during fiscal 2013:

	Performance Based Restricted Stock (In thousands)	Weighted Average Grant Date Fair Value
Outstanding at November 30, 2012	630	$6.33
Granted	293	17.44
Vested	(63)	5.12
Cancelled	(37)	9.32

Outstanding at November 30, 2013	823	$10.42

Expected to vest at November 30, 2013	773	$9.95

GENCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of November 30, 2013, there was $4.9 million of total stock-based compensation related to nonvested performance-based restricted stock. That cost is expected to be recognized over an estimated weighted-average amortization period of 17 months. The intrinsic value of the performance-based restricted stock outstanding and expected to vest at November 30, 2013 was $15.1 million and $14.2 million, respectively. The weighted average grant date fair values for performance-based restricted stock granted in fiscal 2012 and 2011 was $6.87 and $6.01, respectively.

Stock Options:    As of November 30, 2013, a total of 0.6 million of stock options were outstanding under the 1999 Plan and 2009 Plan. The 2009 stock option grants are primarily performance-based and vest if the Company meets various operations and earnings targets set by the Organization & Compensation Committee of the Board. The fair value is being amortized over the estimated service period to achieve the operations and earnings targets. If certain operations and earnings targets are exceeded, additional stock options may be required to be granted to individuals up to a maximum additional grant of 25% of the initial grant.

A summary of the status of the Company’s stock options as of November 30, 2013 and changes during fiscal 2013 is presented below:

	Stock Options (In thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Intrinsic Value (In millions)
Outstanding at November 30, 2012	849	$5.87
Exercised	(93)	7.39
Cancelled	(125)	6.30

Outstanding at November 30, 2013	631	$5.57	4.2	$8.1

Exercisable at November 30, 2013	532	$5.48	4.1	$6.8

Expected to vest at November 30, 2013	99	$6.01	4.3	$1.2

The total intrinsic value for options exercised in fiscal 2013 and fiscal 2012 was $0.6 million and $0.4 million, respectively. No stock options were exercised in fiscal 2011. The weighted average grant date fair value for stock options granted in fiscal 2012 and 2011 was $3.46 and $3.54, respectively.

The following table summarizes the range of exercise prices and weighted-average exercise prices for options outstanding as of November 30, 2013 under the Company’s stock option plans:

		Outstanding
Year Granted	Range of Exercise Prices	Stock Options Outstanding (In thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)
2004	$10.92	20	$10.92	0.2
2009	$4.54	133	$4.54	5.6
2010	$4.91 – $7.14	371	$5.51	3.7
2011	$6.01	100	$6.01	4.3
2012	$6.00	7	$6.00	8.2

		631

GENCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Valuation Assumptions

The fair value of stock options was estimated using a Black-Scholes Model with the following weighted average assumptions:

	Year Ended
	2012	2011
Expected life (in years)	7.0	7.0
Volatility	57.47%	57.19%
Risk-free interest rate	1.54%	2.53%
Dividend yield	0.00%	0.00%

The fair value of SARS was estimated using a Black-Scholes Model with the following weighted average assumptions:

	Year Ended
	2013	2012	2011
Expected life (in years)	3.6	3.7	4.4
Volatility	44.30%	55.47%	62.60%
Risk-free interest rate	0.84%	0.51%	0.91%
Dividend yield	0.00%	0.00%	0.00%

Expected Term:    The Company’s expected term represents the period that the Company’s stock-based awards are expected to be outstanding and was determined based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards and vesting schedules.

Expected Volatility:    The fair value of stock-based payments was determined using the Black-Scholes Model with a volatility factor based on the Company’s historical stock prices. The range of expected volatility used in the Black-Scholes Model was 29% to 64% as of November 30, 2013.

Expected Dividend:    The Black-Scholes Model requires a single expected dividend yield as an input. The Senior Credit Facility restricts the payment of dividends and the Company does not anticipate paying cash dividends in the foreseeable future.

Risk-Free Interest Rate:    The Company bases the risk-free interest rate used in the Black-Scholes Model on the implied yield currently available on U.S. Treasury zero-coupon issues with an equivalent remaining term. The range of risk-free interest rates used in the Black-Scholes Model was 0.14% to 2.26% as of November 30, 2013.

Estimated Pre-vesting Forfeitures:    When estimating forfeitures, the Company considers historical terminations as well as anticipated retirements.

Note 11.	Operating Segments and Related Disclosures

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

GENCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Selected financial information for each reportable segment was as follows:

	Year Ended
	2013	2012	2011
	(In millions)
Net Sales:
Aerospace and Defense	$1,377.4	$986.1	$909.7
Real Estate	5.7	8.8	8.4

Total	$1,383.1	$994.9	$918.1

Segment Performance:
Aerospace and Defense	$147.6	$115.5	$108.6
Environmental remediation provision adjustments	(4.6)	(11.4)	(8.9)
Retirement benefit plan expense	(44.2)	(18.9)	(21.0)
Unusual items (see Note 15)	(1.6)	(0.7)	(4.1)

Aerospace and Defense Total	97.2	84.5	74.6

Real Estate	3.8	3.7	5.6

Total	$101.0	$88.2	$80.2

Reconciliation of segment performance to (loss) income from continuing operations before income taxes:
Segment Performance	$101.0	$88.2	$80.2
Interest expense	(48.7)	(22.3)	(30.8)
Interest income	0.2	0.6	1.0
Stock-based compensation	(14.1)	(6.5)	(3.7)
Corporate retirement benefit plan expense	(20.8)	(22.1)	(25.4)
Corporate and other expenses	(20.9)	(12.7)	(10.8)
Corporate unusual items (see Note 15)	(22.9)	(12.0)	(1.5)

(Loss) income from continuing operations before income taxes	$(26.2)	$13.2	$9.0

Aerospace and Defense	$63.2	$37.2	$21.1
Real Estate	—	—	—
Corporate	—	—	—

Capital Expenditures	$63.2	$37.2	$21.1

Aerospace and Defense	$43.1	$21.7	$24.3
Real Estate	0.7	0.6	0.3
Corporate	—	—	—

Depreciation and Amortization	$43.8	$22.3	$24.6

	As of November 30,
	2013	2012
	(In millions)
Aerospace and Defense(1)	$1,349.1	$637.6
Real Estate	109.3	82.3

Identifiable assets	1,458.4	719.9
Corporate	296.9	199.4

Assets	$1,755.3	$919.3

(1)

The Aerospace and Defense operating segment had $159.6 million and $94.9 million of goodwill as of November 30, 2013 and 2012, respectively. In addition, as of November 30, 2013 and 2012 intangible assets balances were $135.7 million and $13.9 million, respectively, for the Aerospace and Defense operating segment.

GENCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s continuing operations are located in the United States. Inter-area sales are not significant to the total sales of any geographic area. Unusual items included in segment performance pertained only to the United States.

Note 12.	Quarterly Financial Data (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter(1)
	(In millions, except per share amounts)
2013
Net sales	$243.7	$286.6	$367.5	$485.3
Cost of sales (exclusive of items shown separately on Statement of Operations)	217.5	254.4	326.7	431.0
(Loss) income from continuing operations before income taxes	(9.2)	(9.6)	(9.0)	1.6
(Loss) income from continuing operations	(14.1)	(11.7)	197.6	(4.1)
Income (loss) from discontinued operations, net of income taxes	0.1	(0.1)	(0.2)	0.4
Net (loss) income	(14.0)	(11.8)	197.4	(3.7)
Basic (loss) income per share from continuing operations	(0.24)	(0.20)	3.25	(0.07)
Basic income per share from discontinued operations, net of income taxes	—	—	—	0.01
Basic net (loss) income per share	(0.24)	(0.20)	3.25	(0.06)
Diluted (loss) income per share from continuing operations	(0.24)	(0.20)	2.39	(0.07)
Diluted income per share from discontinued operations, net of income taxes	—	—	—	0.01
Diluted net (loss) income per share	(0.24)	(0.20)	2.39	(0.06)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter(2)
	(In millions, except per share amounts)
2012
Net sales	$201.9	$249.9	$244.9	$298.2
Cost of sales (exclusive of items shown separately on Statement of Operations)	173.9	220.3	214.1	261.3
Income (loss) from continuing operations before income taxes	4.7	4.6	(0.5)	4.4
Income (loss) from continuing operations	2.4	1.3	(8.7)	(0.7)
Income (loss) from discontinued operations, net of income taxes	—	0.4	(0.8)	3.5
Net income (loss)	2.4	1.7	(9.5)	2.8
Basic and diluted income (loss) per share from continuing operations	0.04	0.02	(0.15)	(0.01)
Basic and diluted income (loss) per share from discontinued operations, net of income taxes	—	0.01	(0.01)	0.06
Basic and diluted net income (loss) per share	0.04	0.03	(0.16)	0.05

(1)

During the fourth quarter of fiscal 2013, the Company recorded out of period adjustments to selling, general and administrative expense and the income tax provision and related balance sheet accounts. The out of period adjustments relate to the accounting for a legal settlement, basis of taxable goodwill and state income taxes. The Company recorded an adjustment to correct the identified errors resulting in the Company under reporting income by $0.3 million.

(2)

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

GENCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 13.	Discontinued Operations

On August 31, 2004, the Company completed the sale of its GDX Automotive (“GDX”) business. On November 30, 2005, the Company completed the sale of the Fine Chemicals business. The remaining subsidiaries after the sale of GDX Automotive, including Snappon SA, and the Fine Chemicals business are classified as discontinued operations.

Summarized financial information for discontinued operations is set forth below:

	Year Ended
	2013	2012	2011
	(In millions)
Net sales	$—	$—	$—
(Loss) income before income taxes(1)	(0.9)	2.6	—
Income tax benefit	1.1	0.5	—
Income from discontinued operations	0.2	3.1	—

(1)	Includes foreign currency transaction (losses) and gains of ($0.2) million in fiscal 2013, $0.4 million in fiscal 2012, and ($0.3) million in fiscal 2011.

Note 14.	Assets Held for Sale

As of November 30, 2012, the Company classified its LDACS program as assets held for sale, as at that time the Company expected that it would be required to divest the LDACS product line in order to consummate the Acquisition. For operating segment reporting, the LDACS program has been reported as a part of the Aerospace and Defense segment. The components of assets and liabilities held for sale in the consolidated balance sheet as of November 30, 2012 were as follows:

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

GENCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 15.	Unusual Items

Total unusual items expense, a component of other expense, net in the consolidated statements of operations was as follows:

	Year Ended
	2013	2012	2011
	(In millions)
Aerospace and Defense:
(Gain) loss on legal matters and settlements	$(1.0)	$0.7	$4.1
Rocketdyne Business acquisition related costs	2.6	—	—

Aerospace and defense unusual items	1.6	0.7	4.1

Corporate:
Rocketdyne Business acquisition related costs	17.4	11.6	—
Loss on debt repurchased	5.0	0.4	0.2
Loss on legal settlement	0.5	—	—
Loss on bank amendment	—	—	1.3

Corporate unusual items	22.9	12.0	1.5

Total unusual items	$24.5	$12.7	$5.6

Fiscal 2013 Activity:

The Company recorded a charge of $0.5 million related to a legal settlement.

The Company recorded ($1.0) million for gains and interest associated with the failure to register with the SEC the issuance of certain of the Company’s common shares under the defined contribution 401(k) employee benefit plan.

The Company incurred expenses of $20.0 million, including internal labor costs of $1.4 million, related to the Rocketdyne Business acquisition.

A summary of the Company’s losses on the 4 1/16% Debentures repurchased during fiscal 2013 is as follows (in millions):

Principal amount repurchased	$5.2
Cash repurchase price	(10.1)
Write-off of the deferred financing costs	(0.1)

Loss on 4 1/16% Debentures repurchased	$(5.0)

Fiscal 2012 Activity:

The Company recorded $0.7 million for losses and interest associated with the failure to register with the SEC the issuance of certain of the Company’s common shares under the defined contribution 401(k) employee benefit plan.

The Company incurred expenses of $11.6 million, including internal labor costs of $2.0 million, related to the Rocketdyne Business acquisition announced in July 2012.

The Company redeemed $75.0 million of its 9  1/2% Notes at a redemption price of 100% of the principal amount. The redemption resulted in a charge of $0.4 million associated with the write-off of the 9 1/2% Notes deferred financing costs.

GENCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fiscal 2011 Activity:

The Company recorded a charge of $3.3 million related to a legal settlement and $0.8 million for losses and interest associated with the failure to register with the SEC the issuance of certain of its common shares under the defined contribution 401(k) employee benefit plan.

During fiscal 2011, the Company repurchased $22.0 million principal amount of its 2  1/4% Debentures at various prices ranging from 99.0% of par to 99.6% of par resulting in a loss of $0.2 million.

In addition, during fiscal 2011, the Company recorded $1.3 million of losses related to an amendment to the Senior Credit Facility.

Note 16.	Condensed Consolidating Financial Information

The Company is providing condensed consolidating financial information for its domestic subsidiaries that have guaranteed the 7 1/8% Notes, and for those subsidiaries that have not guaranteed the 7   1/8% Notes. These 100% owned subsidiary guarantors have, jointly and severally, fully and unconditionally guaranteed the 7   1/8% Notes subject to release under the following circumstances: (i) to enable the disposition of such property or assets to a party that is not the Company or a subsidiary guarantor to the extent permitted by and consummated in compliance with the indenture governing the 7  1/8% Notes; (ii) in case of a subsidiary guarantor that is released from its subsidiary guarantee, the release of the property and assets of such subsidiary guarantor; (iii) as permitted or required by the intercreditor agreement; (iv) with the consent of the holder of at least a majority in principal amount of the outstanding 7 1/8% Notes; or (v) when permitted or required by the indenture governing the 7  1/8% Notes. Prior to the consummation of the Acquisition and escrow release date, the 7  1/8% Notes were secured by a first priority security interest in the escrow account and all deposits and investment property therein. Following the consummation of the Acquisition and escrow release date on June 14, 2013, the subsidiary guarantees are a senior secured obligation of each subsidiary guarantor and rank (i) effectively junior to all of existing and future first-priority senior secured debt, including borrowings under the Senior Credit Facility, to the extent of the value of the assets securing such debt; (ii) effectively senior to all of the Company’s existing and future unsecured senior debt; (iii) senior in right of payment to all of the Company’s existing and future subordinated debt; and (iv) structurally subordinated to all existing and future liabilities of non-guarantor subsidiaries.

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

GENCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statements of Operations

November 30, 2013 (In millions):	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$1,354.7	$28.4	$—	$1,383.1
Cost of sales (exclusive of items shown separately below)	—	1,206.3	23.9	(0.6)	1,229.6
Selling, general and administrative	31.1	21.2	1.3	—	53.6
Depreciation and amortization	0.1	42.6	1.1	—	43.8
Interest expense	46.2	2.5	—	—	48.7
Other, net	32.8	2.8	(2.6)	0.6	33.6

(Loss) income from continuing operations before income taxes	(110.2)	79.3	4.7	—	(26.2)
Income tax benefit	(81.8)	(101.8)	(10.3)	—	(193.9)

(Loss) income from continuing operations	(28.4)	181.1	15.0	—	167.7
Income from discontinued operations	0.2	—	—	—	0.2

(Loss) income before equity income of subsidiaries	(28.2)	181.1	15.0	—	167.9
Equity income of subsidiaries	196.1	—	—	(196.1)	—

Net income	$167.9	$181.1	$15.0	$(196.1)	$167.9

Comprehensive income	$431.8	$375.7	$15.0	$(390.7)	$431.8

November 30, 2012 (In millions):	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$962.0	$32.9	$—	$994.9
Cost of sales (exclusive of items shown separately below)	—	844.2	26.0	(0.6)	869.6
Selling, general and administrative	26.4	14.6	0.9	—	41.9
Depreciation and amortization	0.1	21.1	1.1	—	22.3
Interest expense	18.7	3.6	—	—	22.3
Other, net	26.7	(4.3)	2.6	0.6	25.6

(Loss) income from continuing operations before income taxes	(71.9)	82.8	2.3	—	13.2
Income tax (benefit) provision	(16.9)	34.4	1.4	—	18.9

(Loss) income from continuing operations	(55.0)	48.4	0.9	—	(5.7)
Income from discontinued operations	3.1	—	—	—	3.1

(Loss) income before equity income of subsidiaries	(51.9)	48.4	0.9	—	(2.6)
Equity income of subsidiaries	49.3	—	—	(49.3)	—

Net (loss) income	$(2.6)	$48.4	$0.9	$(49.3)	$(2.6)

Comprehensive (loss) income	$(189.5)	$(119.5)	$0.9	$118.6	$(189.5)

GENCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

November 30, 2011 (In millions):	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$885.0	$33.1	$—	$918.1
Cost of sales (exclusive of items shown separately below)	—	774.8	25.0	(0.5)	799.3
Selling, general and administrative	27.1	12.9	0.9	—	40.9
Depreciation and amortization	0.1	23.5	1.0	—	24.6
Interest expense	25.6	5.2	—	—	30.8
Other, net	11.9	(1.5)	2.6	0.5	13.5

(Loss) income from continuing operations before income taxes	(64.7)	70.1	3.6	—	9.0
Income tax (benefit) provision	(25.5)	39.8	(8.2)	—	6.1

(Loss) income from continuing operations	(39.2)	30.3	11.8	—	2.9
Income from discontinued operations	—	—	—	—	—

(Loss) income before equity income of subsidiaries	(39.2)	30.3	11.8	—	2.9
Equity income of subsidiaries	42.1	—	—	(42.1)	—

Net income	$2.9	$30.3	$11.8	$(42.1)	$2.9

Comprehensive (loss) income	$(15.3)	$4.1	$11.8	$(15.9)	$(15.3)

GENCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Balance Sheets

November 30, 2013 (In millions):	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$192.7	$4.9	$—	$—	$197.6
Accounts receivable	—	211.4	2.7	—	214.1
Inventories	—	100.5	5.4	—	105.9
Recoverable from the U.S. government, Northrop, and other third parties for environmental remediation costs	0.4	26.0	—	—	26.4
Other receivables, prepaid expenses and other	2.6	18.8	1.0	—	22.4
Income taxes	30.1	—	—	(17.5)	12.6
Deferred income taxes	10.9	4.9	1.2	—	17.0

Total current assets	236.7	366.5	10.3	(17.5)	596.0
Property, plant and equipment, net	4.7	364.4	5.6	—	374.7
Recoverable from the U.S. government and other third parties for environmental remediation costs	0.4	88.3	—	—	88.7
Deferred income taxes	48.8	107.2	19.7	—	175.7
Goodwill	—	159.6	—	—	159.6
Intercompany receivable	71.5	—	32.2	(103.7)	—
Investments in subsidiaries	534.5	—	—	(534.5)	—
Other noncurrent assets and intangibles, net	27.7	289.0	43.9	—	360.6

Total assets	$924.3	$1,375.0	$111.7	$(655.7)	$1,755.3

Short-term borrowings and current portion of long-term debt	$2.7	$0.2	$—	$—	$2.9
Accounts payable	2.2	119.1	1.2	—	122.5
Reserves for environmental remediation costs	3.8	32.8	—	—	36.6
Income taxes payable	—	16.9	0.6	(17.5)	—
Other current liabilities, advance payments on contracts, and postretirement medical and life insurance benefits	85.2	229.7	2.8	—	317.7

Total current liabilities	93.9	398.7	4.6	(17.5)	479.7
Long-term debt	695.7	0.6	—	—	696.3
Reserves for environmental remediation costs	4.3	130.4	—	—	134.7
Pension benefits	23.6	238.1	—	—	261.7
Intercompany payable	—	103.7	—	(103.7)	—
Other noncurrent liabilities	57.0	64.6	11.5	—	133.1

Total liabilities	874.5	936.1	16.1	(121.2)	1,705.5
Commitments and contingencies (Note 8)
Redeemable common stock (Note 9)	0.2	—	—	—	0.2
Total shareholders’ equity	49.6	438.9	95.6	(534.5)	49.6

Total liabilities, redeemable common stock, and shareholders’ equity	$924.3	$1,375.0	$111.7	$(655.7)	$1,755.3

GENCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

November 30, 2012 (In millions):	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$172.4	$—	$—	$(10.3)	$162.1
Accounts receivable	—	109.7	1.8	—	111.5
Inventories	—	40.5	6.4	—	46.9
Recoverable from the U.S. government, Northrop, and other third parties for environmental remediation costs	0.1	28.2	—	—	28.3
Other receivables, prepaid expenses and other	7.0	9.1	0.7	—	16.8
Income taxes	28.8	—	—	(26.3)	2.5

Total current assets	208.3	187.5	8.9	(36.6)	368.1
Property, plant and equipment, net	4.7	133.8	5.4	—	143.9
Recoverable from the U.S. government and other third parties for environmental remediation costs	0.7	107.2	—	—	107.9
Goodwill	—	94.9	—	—	94.9
Intercompany receivable	—	308.5	30.5	(339.0)	—
Investments in subsidiaries	143.1	—	—	(143.1)	—
Other noncurrent assets and intangibles, net	17.6	146.3	40.6	—	204.5

Total assets	$374.4	$978.2	$85.4	$(518.7)	$919.3

Short-term borrowings and current portion of long-term debt	$2.4	$0.3	$—	$—	$2.7
Accounts payable	3.1	61.8	1.5	(10.3)	56.1
Reserves for environmental remediation costs	3.5	36.0	—	—	39.5
Income taxes payable	—	25.4	0.9	(26.3)	—
Other current liabilities, advance payments on contracts, and postretirement medical and life insurance benefits	28.1	190.6	1.6	—	220.3

Total current liabilities	37.1	314.1	4.0	(36.6)	318.6
Long-term debt	245.3	0.7	—	—	246.0
Reserves for environmental remediation costs	3.6	146.4	—	—	150.0
Pension benefits	70.8	383.7	—	—	454.5
Intercompany payable	339.0	—	—	(339.0)	—
Other noncurrent liabilities	67.4	70.4	1.2	—	139.0

Total liabilities	763.2	915.3	5.2	(375.6)	1,308.1
Commitments and contingencies (Note 8)
Redeemable common stock (Note 9)	3.9	—	—	—	3.9
Total shareholders’ (deficit) equity	(392.7)	62.9	80.2	(143.1)	(392.7)

Total liabilities, redeemable common stock, and shareholders’ equity (deficit)	$374.4	$978.2	$85.4	$(518.7)	$919.3

GENCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statements of Cash Flows

November 30, 2013 (In millions):	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$(2.2)	$67.1	$2.4	$10.3	$77.6
Cash flows from investing activities:
Capital expenditures	—	(62.5)	(0.7)	—	(63.2)
Other investing	—	(411.7)	—	—	(411.7)

Net cash used in investing activities	—	(474.2)	(0.7)	—	(474.9)
Cash flows from financing activities:
Proceeds from issuance of debt	460.0	—	—	—	460.0
Repayments on debt	(12.6)	(0.2)	—	—	(12.8)
Debt issuance costs	(14.9)	—	—	—	(14.9)
Net transfers (to) from parent	(410.5)	412.2	(1.7)	—	—
Other financing activities	0.5	—	—	—	0.5

Net cash provided by (used in) financing activities	22.5	412.0	(1.7)	—	432.8

Net increase in cash and cash equivalents	20.3	4.9	—	10.3	35.5
Cash and cash equivalents at beginning of year	172.4	—	—	(10.3)	162.1

Cash and cash equivalents at end of period	$192.7	$4.9	$—	$—	$197.6

November 30, 2012 (In millions):	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$(17.8)	$95.9	$1.7	$6.4	$86.2
Cash flows from investing activities:
Capital expenditures	—	(35.8)	(1.4)	—	(37.2)
Other investing	—	0.6	—	—	0.6

Net cash used in investing activities	—	(35.2)	(1.4)	—	(36.6)
Cash flows from financing activities:
Repayments on debt	(77.4)	(0.3)	—	—	(77.7)
Debt issuance costs	(1.3)	—	—	—	(1.3)
Net transfers (to) from parent	59.9	(59.6)	(0.3)	—	—
Other financing activities	4.3	(0.8)	—	—	3.5

Net cash (used in) provided by financing activities	(14.5)	(60.7)	(0.3)	—	(75.5)

Net (decrease) increase in cash and cash equivalents	(32.3)	—	—	6.4	(25.9)
Cash and cash equivalents at beginning of year	204.7	—	—	(16.7)	188.0

Cash and cash equivalents at end of period	$172.4	$—	$—	$(10.3)	$162.1

GENCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

November 30, 2011 (In millions):	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$(33.3)	$105.6	$5.4	$(0.9)	$76.8
Cash flows from investing activities:
Capital expenditures	—	(20.3)	(0.8)	—	(21.1)
Other investing activities	26.7	—	—	—	26.7

Net cash provided by (used in) investing activities	26.7	(20.3)	(0.8)	—	5.6
Cash flows from financing activities:
Repayments on debt	(70.0)	(0.1)	—	—	(70.1)
Debt issuance costs	(4.2)	—	—	—	(4.2)
Net transfers (to) from parent	87.9	(83.3)	(4.6)	—	—
Other financing activities	0.3	(1.9)	—	—	(1.6)

Net cash provided by (used in) financing activities	14.0	(85.3)	(4.6)	—	(75.9)

Net increase (decrease) in cash and cash equivalents	7.4	—	—	(0.9)	6.5
Cash and cash equivalents at beginning of year	197.3	—	—	(15.8)	181.5

Cash and cash equivalents at end of period	$204.7	$—	$—	$(16.7)	$188.0

Note 17.	Subsequent Events

On January 30, 2014, the Company began providing notices to employees whose employment may be terminated as part of a cost reduction plan (the “Restructuring Plan”). The Restructuring Plan contemplates the reduction of the Company’s overall headcount. If the Restructuring Plan is implemented as proposed, the workforce reduction would affect up to approximately 225 employees, and is expected to be completed by the end of March 2014. In connection with such implementation, the Company expects to incur costs of approximately $15.7 million, consisting of costs for severance, employee-related benefits and other associated expenses. The Restructuring Plan and the foregoing figures are the Company’s estimates and are subject to change.

On February 7, 2014, the Company announced that its Board of Directors authorized a share repurchase program of up to $75 million. Share repurchases may be made by the Company from time to time in open market transactions at prevailing market prices or in privately negotiated transactions.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

As of November 30, 2013, we conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed to provide reasonable assurance that such information is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of November 30, 2013 that our disclosure controls and procedures were effective at the reasonable assurance level.

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

We acquired the Rocketdyne Business in a purchase business combination on June 14, 2013. The Rocketdyne Business is a 100% owned subsidiary, and we excluded this business from the scope of our management’s assessment of the effectiveness of our internal control over financial reporting as of November 30, 2013. This exclusion is in accordance with the SEC’s general guidance that an assessment of a recently acquired business may be omitted from our scope in the year of acquisition. Rocketdyne Business total assets and total net sales represent 20% and 23%, respectively, of our related consolidated financial statement amounts as of and for the twelve months ended November 30, 2013.

With the participation of the Chief Executive Officer and the Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992). Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of November 30, 2013.

The effectiveness of our internal control over financial reporting as of November 30, 2013 has been audited by PricewaterhouseCoopers LLP, our independent registered public accounting firm. Their report appears in Item 8.

Changes In Internal Control Over Financial Reporting

There were changes in our internal controls over financial reporting that occurred during the second half of fiscal 2013 that have materially affected our internal control over financial reporting. In particular, we implemented an Oracle Business Suite ERP system in June 2013 to replace certain of our legacy computer systems. As part of the integration of such ERP system, we modified certain existing internal controls and implemented new ones. Other than the changes required by the implementation of the ERP system, there were no material changes in internal controls over financial reporting that occurred during the most recent fiscal quarter that have materially, or are reasonably likely to materially affect, the effectiveness of our internal controls over financial reporting.

Item 9B.	Other Information

None.

Item 10.	Directors, Executive Officers and Corporate Governance

Directors of the Registrant

Information with respect to directors of the Company who will stand for election at the 2014 Annual Meeting of Shareholders is set forth under the heading “PROPOSAL 1 — ELECTION OF DIRECTORS” in our 2014 Proxy Statement for our 2014 Annual Meeting (“2014 Proxy Statement”), which will be filed with the Securities and Exchange Commission within 120 days after the close of our fiscal year. Such information is incorporated herein by reference.

The information in our 2014 Proxy Statement set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated herein by reference. Information regarding shareholder communications with our Board of Directors may be found under the caption “Communications with Directors” in our 2014 Proxy Statement and is incorporated herein by reference.

Executive Officers of the Registrant

The following information is given as of December 31, 2013.

Name	Title	Other Business Experience	Age
Scott J. Seymour	President and Chief Executive Officer of the Company (since January 2010)	President of Aerojet Rocketdyne January 2010 — August 2012; Consultant to Northrop Grumman Corporation (“Northrop”) March 2008 — January 2010; Corporate Vice President and President of Integrated Systems Sector of Northrop 2002 — March 2008; Vice President, Air Combat Systems of Northrop 1998 — 2001; Vice President and B-2 Program Manager of Northrop 1996 — 1998; and Vice President, Palmdale Operations, of Northrop 1993 — 1996.	63
Kathleen E. Redd	Vice President, Chief Financial Officer (since January 2009), and Assistant Secretary of the Company (since March 2012)	Secretary February 2009 — March 2012; Vice President, Controller and Acting Chief Financial Officer September 2008 — January 2009; Vice President, Finance 2006 — 2008; Assistant Corporate Controller, 2002 — 2006; Acting Vice President Controller GDX Automotive, 2003 — 2004 (concurrent with Assistant Corporate Controller position during divestiture activities); Vice President, Finance, for Grass Valley Group, 2001 — 2002; Vice President, Finance for JOMED, Inc., 2000 — 2001; Controller for EndoSonics Corporation, 1996 — 2000.	52
Warren M. Boley, Jr.	President, Aerojet Rocketdyne (since August 2012)	Chief Operating Officer, Boley Tool & Machine Works May 2011 — August 2012; Corporate Director, Boley Tool & Machine Works 1991 — present; President, Military Engines Division, United Technologies Corporation, Pratt & Whitney Business Unit (“Pratt & Whitney”) April 2010 — May 2011; Vice President — F135/F119 Engine Programs, Pratt & Whitney April 2009 — April 2010; Vice President, Operational Military Engines and Customer Support, Pratt& Whitney September 2007 — April 2009; Vice President Operational Military Engines, Pratt & Whitney March 2003 — September 2007.	51
Christopher C. Cambria	Vice President, General Counsel (since September 2011), and Secretary of the Company (since March 2012)	Self-employed legal consultant 2010 — 2011. Senior Vice President and Senior Counsel, Mergers and Acquisitions for L-3 Communications Holdings 2006 — 2009; Senior Vice President, Secretary and General Counsel 2001 — 2006; and Vice President, General Counsel and Secretary 1997 — 2001. Associate with Fried, Frank, Harris, Shriver & Jacobson 1994 — 1997. Associate with Cravath, Swaine & Moore 1986 — 1993.	55

Name	Title	Other Business Experience	Age
John D. Schumacher	Vice President, Business Relations of the Company (since April 2013).

President, Astrium Americas and Vice President, Space, EADS North America April 2011 — April 2013; Vice President, Washington Operations, Aerojet Rocketdyne May 2006 — April 2011; Director, Whitney, Bradley & Brown Consulting September 2005 — May 2006; Chief of Staff, National Aeronautics and Space Administration (NASA) May 2003 — September 2005; Associate Administrator for External Relations, NASA 1994 — 2003; Deputy Associate Administrator, NASA 1990 — 1994; Advisor to the Administrator, NASA 1989 — 1990; Associate, Rogers & Wells, NY, 1987 — 1989; Captain, Naval Reserve from 1984 — 2006; Naval Service from 1978 — 1984.

59

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

Audit Committee and Audit Committee Financial Expert

Information regarding the Audit Committee and the Audit Committee’s Financial Expert is set forth under the heading “Board Committees” in our 2014 Proxy Statement and is incorporated herein by reference.

Item 11.	Executive Compensation

Information concerning executive compensation may be found under the captions “Executive Compensation,” “2013 Director Compensation Table,” “Compensation Discussion and Analysis,” “Summary Compensation Table,” “2013 Grants of Plan-Based Awards,” “Outstanding Equity Awards at 2013 Fiscal Year End,” “2013 Option/SAR Exercises and Stock Vested,” “2013 Pension Benefits,” “2013 Non-Qualified Deferred Compensation,” “Potential Payments upon Termination of Employment or Change in Control,” “Employment Agreement and Indemnity Agreements,” “Director Compensation,” “Organization & Compensation Committee Report” and “Compensation Committee Interlocks and Insider Participation” of our 2014 Proxy Statement. Such information is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information under the headings “Security Ownership of Certain Beneficial Owners” and “Security Ownership of Officers and Directors” in our 2014 Proxy Statement is incorporated herein by reference.

Equity Compensation Plan Information

The table below sets forth certain information regarding the following equity compensation plans of the Company, pursuant to which we have made equity compensation available to eligible persons, as of November 30, 2013: (i) GenCorp Inc. 1999 Equity and Performance Incentive Plan; and (ii) GenCorp Inc. 2009 Equity and Performance Incentive Plan. Both plans have been approved by our shareholders.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity compensation plans approved by shareholders
Stock options	631,297	$5.57
Restricted shares(3)	—

Total	631,297	$5.57	2,201,817	(1)(2)
Equity compensation plans not approved by shareholders(4)	—	N/A	—

Total	631,297	$5.57	2,201,817

(1)

As of November 30, 2013, there are no more shares available to be issued under any type of incentive award under the GenCorp Inc. 1999 Equity and Performance Incentive Plan. The maximum number of shares available for issuance to participants under the GenCorp Inc. 2009 Equity and Performance Incentive Plan is 5,000,000 shares, all of which may be awarded as incentive stock options. Subject to the total shares available to be issued under the plan, the following specific limits apply: (A) no more than 200,000 shares may be issued to nonemployee directors and no nonemployee director may receive more than 150,000 shares in any fiscal year; (B) no more than 200,000 shares subject to stock options, including incentive stock options, may be granted to any participant in any fiscal year; (C) no more than 200,000 shares subject to stock appreciation rights may be granted to any participant in any fiscal year; (D) no more than 200,000 shares may be granted to any participant in any fiscal year pursuant to an award of restricted stock or restricted stock units; (E) no more than 200,000 shares may be granted to any participant in any fiscal year pursuant to an award of performance shares or performance units; and (F) no more than 100,000 shares may be granted to any participant in any fiscal year pursuant to a stock-based award other than described above.

(2)

The number of securities in Column (c) is net of the maximum 78,925 shares that may be issued pursuant to additional stock options and restricted stock awards that will be granted in 2014 if the Company attains performance goals specified in equity awards made during 2011.

(3)	As of November 30, 2013, 1,367,058 shares had been granted as restricted shares that had not yet vested.

(4)

The Company also maintains the GenCorp Inc. and Participating Subsidiaries Deferred Bonus Plan. This plan allows participating employees to defer a portion of their compensation for future distribution. All or a portion of such deferrals made prior to November 30, 2009 could be allocated to an account based on the Company’s common stock and does permit limited distributions in the form of Company common shares. However, distributions in the form of common shares are permitted only at the election of the Organization & Compensation Committee of the Board of Directors and, according to the terms of the plan, individuals serving as officers or directors of the Company are not permitted to receive distributions in the form of Company common shares until at least six months after such individual ceases to be an officer or director of the Company. The table does not include information about this plan because no options, warrants or rights are available under this plan and no specific number of shares is set aside under this plan as available for future issuance. Based upon the price of Company common shares on November 30, 2013, the maximum number of shares that could be distributed to employees not subject to the restrictions on officers and directors (if permitted by the Organization & Compensation Committee) would be 5,564. This plan was amended effective November 30, 2009 to prevent the application of future deferrals to the Company common stock investment program.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information regarding certain transactions and employment agreements with management is set under the headings “Employment Agreement and Indemnity Agreements,” “Related Person Transaction Policy” and “Potential Payments upon Termination of Employment or Change in Control” in our 2014 Proxy Statement and is incorporated herein by reference. Information regarding director independence is set forth under the heading “Determination of Independence of Directors” in our 2014 Proxy Statement and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information in our 2014 Proxy Statement set forth under the captions “Proposal 4 — Ratification of the Appointment of Independent Auditors,” “Audit Fees,” “Audit-Related Fees,” “Tax Fees,” “All Other Fees,” and “Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of the Company’s Independent Auditors” is incorporated herein by reference.

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

GENCORP INC.

SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS

(In millions)

	Balance at Beginning of Period	Tax Valuation Allowance Charged to Income Tax Provision	Charged to Other Accounts	Tax Valuation Allowance Credited to Income Tax Provision	Balance at End of Period
Tax Valuation Allowance:
Year ended November 30, 2013	$288.1	$61.2	$(100.4)	$(246.3)	$2.6
Year ended November 30, 2012	211.1	39.1	65.2	(27.3)	288.1
Year ended November 30, 2011	212.5	27.8	2.4	(31.6)	211.1

(b)	EXHIBITS

Table Item No.	Exhibit Description
2.1

Purchase Agreement, dated May 2, 2003, between Atlantic Research Corporation and Aerojet-General Corporation was filed as Exhibit 10.1 to GenCorp Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 2003 (File No. 1-1520) and is incorporated herein by reference.**

2.2

First Amendment to Purchase Agreement, dated August 29, 2003, between Aerojet-General Corporation and Atlantic Research Corporation was filed as Exhibit 2.2 to GenCorp’s Form S-4 Registration Statement dated October 6, 2003 (File No. 333-109518) and is incorporated herein by reference.**

2.3

Second Amendment to Purchase Agreement, dated September 30, 2003, between Aerojet-General Corporation and Atlantic Research Corporation was filed as Exhibit 2.2 to GenCorp Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2003 (File No. 1-1520) and is incorporated herein by reference.**

2.4

Third Amendment to Purchase Agreement, dated October 16, 2003, between Aerojet-General Corporation and Atlantic Research Corporation was filed as Exhibit 2.4 to GenCorp’s Amendment No. 1 to Form S-4 Registration Statement dated December 15, 2003 (file no. 333-109518) and is incorporated herein by reference.**

2.5

Stock and Asset Purchase Agreement by and between GDX Holdings LLC and GenCorp Inc. dated July 16, 2004 was filed as Exhibit 2.1 to GenCorp Inc.’s Current Report on Form 8-K dated September 7, 2004 (File No. 1-1520) and incorporated herein by reference.**

2.6

First Amendment to Stock and Asset Purchase Agreement by and between GenCorp Inc. and GDX Holdings LLC dated as of August 31, 2004 was filed as Exhibit 2.2 to GenCorp Inc.’s Current Report on Form 8-K dated September 7, 2004 (File No. 1-1520) and incorporated herein by reference.**

2.7

Second Amendment to Stock and Asset Purchase Agreement by and between GenCorp Inc. and GDX Holdings LLC dated as of October 14, 2004 was filed as Exhibit 2.3 to GenCorp Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2004 (File No. 1-1520), as amended, and incorporated herein by reference.**

2.8

Asset Purchase Agreement, dated as of July 12, 2005, by and among Aerojet Fine Chemicals LLC, Aerojet-General Corporation and American Pacific Corporation was filed as Exhibit 2.1 to GenCorp Inc.’s Current Report on Form 8-K filed on July 18, 2005 (File No. 1-1520), and is incorporated herein by reference.**

2.9

First Amendment to Asset Purchase Agreement by and among American Pacific Corporation, Aerojet Fine Chemicals LLC and Aerojet-General Corporation dated as of November 30, 2005 was filed as Exhibit 2.1 to GenCorp Inc.’s Current Report on Form 8-K filed on December 1, 2005 (File No. 1-1520) and incorporated herein by reference.**

2.10

Stock and Asset Purchase Agreement, dated July 22, 2012, by and between United Technologies Corporation and GenCorp Inc. was filed as Exhibit 2.1 to GenCorp Inc.’s Current Report on Form 8-K dated July 26, 2012 (File No. 1-1520) and incorporated herein by reference.**

2.11

Amendment No. 1 to the Stock and Asset Purchase Agreement, dated as of October 16, 2012, by and between GenCorp Inc. and United Technologies Corporation was filed as Exhibit 2.1 to GenCorp Inc.’s Current Report on Form 8-K dated October 22, 2012 (File No. 1-1520) and incorporated herein by reference.**

2.12

Amended and Restated Stock and Asset Purchase Agreement, dated as of June 12, 2013, by and between United Technologies Corporation and GenCorp Inc. was filed as Exhibit 2.1 to GenCorp Inc.’s Current Report on Form 8-K dated June 14, 2013 (File No. 1-1520), and is incorporated herein by reference.**

3.1

Amended Articles of Incorporation of GenCorp filed with the Secretary of State of Ohio on March 28, 2007 was filed as Exhibit 3.1 to GenCorp Inc.’s Annual Report on Form 10-K for the fiscal year ended November 30, 2007 (File No. 1-1520) and incorporated herein by reference.

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

4.18

Indenture for the Senior Secured Notes, dated as of January 28, 2013, between UR Financing Escrow Corporation, and U.S. Bank National Association, as Trustee was filed as Exhibit 4.1 to GenCorp Inc.’s Current Report on Form 8-K filed on February 1, 2013 (File No. 1-1520), and is incorporated herein by reference.

4.19

First Supplemental Indenture to the Senior Secured Notes, dated as of June 14, 2013, among GenCorp Inc., Aerojet Rocketdyne of DE, Inc., Arde, Inc. and Arde-Barinco, Inc., and U.S. Bank National Association, as Trustee was filed as Exhibit 4.1 to GenCorp Inc.’s Current Report on Form 8-K dated June 14, 2013 (File No. 1-1520), and is incorporated herein by reference.

4.20

Registration Rights Agreement, dated as of January 28, 2013, among GenCorp Inc. and Morgan Stanley & Co. LLC, Citigroup Global Markets Inc., Wells Fargo Securities, LLC, and SunTrust Robinson Humphrey, Inc., as representatives of the purchasers named therein was filed as Exhibit 10.2 of GenCorp Inc.’s Current Report on Form 8-K filed on February 1, 2013, and is incorporated herein by reference.

4.21

Joinder to the Registration Rights Agreement dated as of June 14, 2013 among GenCorp Inc., Aerojet Rocketdyne of DE, Inc., Arde, Inc. and Arde-Barinco, Inc. was filed as Exhibit 10.5 to GenCorp Inc.’s Current Report on Form 8-K filed on June 14, 2013, and is incorporated herein by reference.

4.22

Intercreditor Agreement, dated as of June 14, 2013, among Wells Fargo, National Association as credit agreement agent and U.S. Bank National Association as trustee under the indenture and U.S. Bank National Association as second lien collateral agent, acknowledged by GenCorp and the subsidiary guarantors was filed as Exhibit 10.3 to GenCorp Inc.’s Current Report on Form 8-K filed on June 14, 2013, and is incorporated herein by reference.

4.23

Second Lien Security Agreement, dated as of June 14, 2013, by and among GenCorp Inc., certain subsidiaries of GenCorp Inc. and U.S. Bank National Association, as Note Trustee and Collateral Agent was filed as Exhibit 10.1 to GenCorp Inc.’s Current Report on Form 8-K filed on June 14, 2013, and is incorporated herein by reference.

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

10.65

Third Amendment to Second Amended and Restated Credit Agreement, as amended, dated as of January 14, 2013, by and among GenCorp Inc., as Borrower, the Material Domestic Subsidiaries of the Borrower party thereto, the Lenders party thereto, and Wells Fargo Bank, National Association, as Administrative Agent was filed as Exhibit 10.1 to GenCorp Inc.’s Current Report on Form 8-K dated January 14, 2013 (File No. 1-1520), and is incorporated herein by reference.

10.66

Escrow Agreement, dated as of January 28, 2013, by and among GenCorp Inc. and U.S. Bank National Association, as trustee, escrow agent and bank and securities intermediary was filed as Exhibit 10.1 to GenCorp Inc.’s Current Report on Form 8-K dated February 1, 2013 (File No. 1-1520), and is incorporated herein by reference.

10.67†

Amendment, dated as of February 12, 2013, to the retention agreement by and between Aerojet-General Corporation and Richard W. Bregard was filed as Exhibit 10.1 to GenCorp Inc.’s Quarterly Report on Form 10-Q for the first quarter ended February 28, 2013 (File No. 1-1520), and is incorporated herein by reference.

10.68

GenCorp Inc. 2013 Employee Stock Purchase Plan (incorporated by reference to Exhibit A of the Company’s Definitive Proxy Statement filed with the Securities and Exchange Commission on February 15, 2013)

10.69†

Amendment to the GenCorp Inc. Deferred Compensation Plan for Nonemployee Directors, as amended, effective April 11, 2013 was filed as Exhibit 10.1 to GenCorp Inc.’s Quarterly Report on Form 10-Q for the second quarter ended May 31, 2013 (File No. 1-1520), and is incorporated herein by reference.

10.70†

Form of Restricted Stock Agreement between the Company and Directors for grants of time-based vesting of restricted stock under the GenCorp Inc. Amended and Restated 2009 Equity and Performance Incentive Plan was filed as Exhibit 10.2 to GenCorp Inc.’s Quarterly Report on Form 10-Q for the second quarter ended May 31, 2013 (File No. 1-1520), and is incorporated herein by reference.

10.71†

Form of Unrestricted Stock Agreement between the Company and Directors for grants of common stock under the GenCorp Inc. Amended and Restated 2009 Equity and Performance Incentive Plan was filed as Exhibit 10.3 to GenCorp Inc.’s Quarterly Report on Form 10-Q for the second quarter ended May 31, 2013 (File No. 1-1520), and is incorporated herein by reference.

Table Item No.	Exhibit Description
10.72

Form of Restricted Stock Agreement between the Company and Employees for grants of time-based vesting of restricted stock under the GenCorp Inc. Amended and Restated 2009 Equity and Performance Incentive Plan was filed as Exhibit 10.1 to GenCorp Inc.’s Current Report on Form 8-K dated May 13, 2013 (File No. 1-1520), and is incorporated herein by reference.

10.73

Joinder Agreement dated as of June 14, 2013 by and among Pratt &Whitney Rocketdyne, Inc., Arde, Inc., Arde-Barinco, Inc., GenCorp Inc. and Wells Fargo Bank, National Association to that certain Second Amended and Restated Credit Agreement, dated as of November 18, 2011 (as amended, restated, amended and restated, supplemented or otherwise modified) by and among GenCorp Inc., the Material Domestic Subsidiaries from time to time party thereto, the Lenders from time to time party thereto and Wells Fargo Bank, National Association was filed as Exhibit 10.2 to GenCorp Inc.’s Current Report on Form 8-K dated June 14, 2013 (File No. 1-1520), and is incorporated herein by reference.

10.74

Purchase Agreement Joinder, dated as of June 14, 2013, by Pratt & Whitney Rocketdyne, Inc., Arde, Inc., Arde-Barinco, Inc. and Morgan Stanley & Co. LLC to that certain Purchase Agreement, dated as of January 18, 2013, by and among GenCorp Inc., Aerojet-General Corporation and the Initial Purchasers named therein was filed as Exhibit 10.4 to GenCorp Inc.’s Current Report on Form 8-K dated June 14, 2013 (File No. 1-1520), and is incorporated herein by reference.

10.75†

Stock Option Cancellation Agreement, dated July 9, 2013, between GenCorp Inc. and Kathleen E. Redd was filed as Exhibit 10.1 to GenCorp Inc.’s Current Report on Form 8-K dated July 12, 2013 (File No. 1-1520), and is incorporated herein by reference.

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

February 7, 2014

GENCORP INC.

By:	/s/ SCOTT J. SEYMOUR
Scott J. Seymour
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ SCOTT J. SEYMOUR Scott J. Seymour	President, Chief Executive Officer and Director (Principal Executive Officer)	February 7, 2014

/s/ KATHLEEN E. REDD Kathleen E. Redd	Vice President, Chief Financial Officer and Assistant Secretary (Principal Financial Officer and Principal Accounting Officer)	February 7, 2014

/S/ WARREN G. LICHTENSTEIN Warren G. Lichtenstein	Chairman of the Board of Directors	February 7, 2014

/S/ THOMAS A. CORCORAN Thomas A. Corcoran	Director	February 7, 2014

/S/ JAMES R. HENDERSON James R. Henderson	Director	February 7, 2014

/S/ DAVID A. LORBER David A. Lorber	Director	February 7, 2014

/S/ MERRILL A. MCPEAK Merrill A. McPeak	Director	February 7, 2014

/S/ JAMES H. PERRY James H. Perry	Director	February 7, 2014

/S/ MARTIN TURCHIN Martin Turchin	Director	February 7, 2014

Exhibit Index

Table Item No.	Exhibit Description
2.1

Purchase Agreement, dated May 2, 2003, between Atlantic Research Corporation and Aerojet-General Corporation was filed as Exhibit 10.1 to GenCorp Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 2003 (File No. 1-1520) and is incorporated herein by reference.**

2.2

First Amendment to Purchase Agreement, dated August 29, 2003, between Aerojet-General Corporation and Atlantic Research Corporation was filed as Exhibit 2.2 to GenCorp’s Form S-4 Registration Statement dated October 6, 2003 (File No. 333-109518) and is incorporated herein by reference.**

2.3

Second Amendment to Purchase Agreement, dated September 30, 2003, between Aerojet-General Corporation and Atlantic Research Corporation was filed as Exhibit 2.2 to GenCorp Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2003 (File No. 1-1520) and is incorporated herein by reference.**

2.4

Third Amendment to Purchase Agreement, dated October 16, 2003, between Aerojet-General Corporation and Atlantic Research Corporation was filed as Exhibit 2.4 to GenCorp’s Amendment No. 1 to Form S-4 Registration Statement dated December 15, 2003 (file no. 333-109518) and is incorporated herein by reference.**

2.5

Stock and Asset Purchase Agreement by and between GDX Holdings LLC and GenCorp Inc. dated July 16, 2004 was filed as Exhibit 2.1 to GenCorp Inc.’s Current Report on Form 8-K dated September 7, 2004 (File No. 1-1520) and incorporated herein by reference.**

2.6

First Amendment to Stock and Asset Purchase Agreement by and between GenCorp Inc. and GDX Holdings LLC dated as of August 31, 2004 was filed as Exhibit 2.2 to GenCorp Inc.’s Current Report on Form 8-K dated September 7, 2004 (File No. 1-1520) and incorporated herein by reference.**

2.7

Second Amendment to Stock and Asset Purchase Agreement by and between GenCorp Inc. and GDX Holdings LLC dated as of October 14, 2004 was filed as Exhibit 2.3 to GenCorp Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2004 (File No. 1-1520), as amended, and incorporated herein by reference.**

2.8

Asset Purchase Agreement, dated as of July 12, 2005, by and among Aerojet Fine Chemicals LLC, Aerojet-General Corporation and American Pacific Corporation was filed as Exhibit 2.1 to GenCorp Inc.’s Current Report on Form 8-K filed on July 18, 2005 (File No. 1-1520), and is incorporated herein by reference.**

2.9

First Amendment to Asset Purchase Agreement by and among American Pacific Corporation, Aerojet Fine Chemicals LLC and Aerojet-General Corporation dated as of November 30, 2005 was filed as Exhibit 2.1 to GenCorp Inc.’s Current Report on Form 8-K filed on December 1, 2005 (File No. 1-1520) and incorporated herein by reference.**

2.10

Stock and Asset Purchase Agreement, dated July 22, 2012, by and between United Technologies Corporation and GenCorp Inc. was filed as Exhibit 2.1 to GenCorp Inc.’s Current Report on Form 8-K dated July 26, 2012 (File No. 1-1520) and incorporated herein by reference.**

2.11

Amendment No. 1 to the Stock and Asset Purchase Agreement, dated as of October 16, 2012, by and between GenCorp Inc. and United Technologies Corporation was filed as Exhibit 2.1 to GenCorp Inc.’s Current Report on Form 8-K dated October 22, 2012 (File No. 1-1520) and incorporated herein by reference.**

2.12

Amended and Restated Stock and Asset Purchase Agreement, dated as of June 12, 2013, by and between United Technologies Corporation and GenCorp Inc. was filed as Exhibit 2.1 to GenCorp Inc.’s Current Report on Form 8-K dated June 14, 2013 (File No. 1-1520), and is incorporated herein by reference.**

3.1

Amended Articles of Incorporation of GenCorp filed with the Secretary of State of Ohio on March 28, 2007 was filed as Exhibit 3.1 to GenCorp Inc.’s Annual Report on Form 10-K for the fiscal year ended November 30, 2007 (File No. 1-1520) and incorporated herein by reference.

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

4.18

Indenture for the Senior Secured Notes, dated as of January 28, 2013, between UR Financing Escrow Corporation, and U.S. Bank National Association, as Trustee was filed as Exhibit 4.1 to GenCorp Inc.’s Current Report on Form 8-K filed on February 1, 2013 (File No. 1-1520), and is incorporated herein by reference.

4.19

First Supplemental Indenture to the Senior Secured Notes, dated as of June 14, 2013, among GenCorp Inc., Aerojet Rocketdyne of DE, Inc., Arde, Inc. and Arde-Barinco, Inc., and U.S. Bank National Association, as Trustee was filed as Exhibit 4.1 to GenCorp Inc.’s Current Report on Form 8-K dated June 14, 2013 (File No. 1-1520), and is incorporated herein by reference.

4.20

Registration Rights Agreement, dated as of January 28, 2013, among GenCorp Inc. and Morgan Stanley & Co. LLC, Citigroup Global Markets Inc., Wells Fargo Securities, LLC, and SunTrust Robinson Humphrey, Inc., as representatives of the purchasers named therein was filed as Exhibit 10.2 of GenCorp Inc.’s Current Report on Form 8-K filed on February 1, 2013, and is incorporated herein by reference.

4.21

Joinder to the Registration Rights Agreement dated as of June 14, 2013 among GenCorp Inc., Aerojet Rocketdyne of DE, Inc., Arde, Inc. and Arde-Barinco, Inc. was filed as Exhibit 10.5 to GenCorp Inc.’s Current Report on Form 8-K filed on June 14, 2013, and is incorporated herein by reference.

4.22

Intercreditor Agreement, dated as of June 14, 2013, among Wells Fargo, National Association as credit agreement agent and U.S. Bank National Association as trustee under the indenture and U.S. Bank National Association as second lien collateral agent, acknowledged by GenCorp and the subsidiary guarantors was filed as Exhibit 10.3 to GenCorp Inc.’s Current Report on Form 8-K filed on June 14, 2013, and is incorporated herein by reference.

4.23

Second Lien Security Agreement, dated as of June 14, 2013, by and among GenCorp Inc., certain subsidiaries of GenCorp Inc. and U.S. Bank National Association, as Note Trustee and Collateral Agent was filed as Exhibit 10.1 to GenCorp Inc.’s Current Report on Form 8-K filed on June 14, 2013, and is incorporated herein by reference.

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

10.65

Third Amendment to Second Amended and Restated Credit Agreement, as amended, dated as of January 14, 2013, by and among GenCorp Inc., as Borrower, the Material Domestic Subsidiaries of the Borrower party thereto, the Lenders party thereto, and Wells Fargo Bank, National Association, as Administrative Agent was filed as Exhibit 10.1 to GenCorp Inc.’s Current Report on Form 8-K dated January 14, 2013 (File No. 1-1520), and is incorporated herein by reference.

10.66

Escrow Agreement, dated as of January 28, 2013, by and among GenCorp Inc. and U.S. Bank National Association, as trustee, escrow agent and bank and securities intermediary was filed as Exhibit 10.1 to GenCorp Inc.’s Current Report on Form 8-K dated February 1, 2013 (File No. 1-1520), and is incorporated herein by reference.

10.67†

Amendment, dated as of February 12, 2013, to the retention agreement by and between Aerojet-General Corporation and Richard W. Bregard was filed as Exhibit 10.1 to GenCorp Inc.’s Quarterly Report on Form 10-Q for the first quarter ended February 28, 2013 (File No. 1-1520), and is incorporated herein by reference.

10.68

GenCorp Inc. 2013 Employee Stock Purchase Plan (incorporated by reference to Exhibit A of the Company’s Definitive Proxy Statement filed with the Securities and Exchange Commission on February 15, 2013)

10.69†

Amendment to the GenCorp Inc. Deferred Compensation Plan for Nonemployee Directors, as amended, effective April 11, 2013 was filed as Exhibit 10.1 to GenCorp Inc.’s Quarterly Report on Form 10-Q for the second quarter ended May 31, 2013 (File No. 1-1520), and is incorporated herein by reference.

10.70†

Form of Restricted Stock Agreement between the Company and Directors for grants of time-based vesting of restricted stock under the GenCorp Inc. Amended and Restated 2009 Equity and Performance Incentive Plan was filed as Exhibit 10.2 to GenCorp Inc.’s Quarterly Report on Form 10-Q for the second quarter ended May 31, 2013 (File No. 1-1520), and is incorporated herein by reference.

10.71†

Form of Unrestricted Stock Agreement between the Company and Directors for grants of common stock under the GenCorp Inc. Amended and Restated 2009 Equity and Performance Incentive Plan was filed as Exhibit 10.3 to GenCorp Inc.’s Quarterly Report on Form 10-Q for the second quarter ended May 31, 2013 (File No. 1-1520), and is incorporated herein by reference.

Table Item No.	Exhibit Description
10.72

Form of Restricted Stock Agreement between the Company and Employees for grants of time-based vesting of restricted stock under the GenCorp Inc. Amended and Restated 2009 Equity and Performance Incentive Plan was filed as Exhibit 10.1 to GenCorp Inc.’s Current Report on Form 8-K dated May 13, 2013 (File No. 1-1520), and is incorporated herein by reference.

10.73

Joinder Agreement dated as of June 14, 2013 by and among Pratt &Whitney Rocketdyne, Inc., Arde, Inc., Arde-Barinco, Inc., GenCorp Inc. and Wells Fargo Bank, National Association to that certain Second Amended and Restated Credit Agreement, dated as of November 18, 2011 (as amended, restated, amended and restated, supplemented or otherwise modified) by and among GenCorp Inc., the Material Domestic Subsidiaries from time to time party thereto, the Lenders from time to time party thereto and Wells Fargo Bank, National Association was filed as Exhibit 10.2 to GenCorp Inc.’s Current Report on Form 8-K dated June 14, 2013 (File No. 1-1520), and is incorporated herein by reference.

10.74

Purchase Agreement Joinder, dated as of June 14, 2013, by Pratt & Whitney Rocketdyne, Inc., Arde, Inc., Arde-Barinco, Inc. and Morgan Stanley & Co. LLC to that certain Purchase Agreement, dated as of January 18, 2013, by and among GenCorp Inc., Aerojet-General Corporation and the Initial Purchasers named therein was filed as Exhibit 10.4 to GenCorp Inc.’s Current Report on Form 8-K dated June 14, 2013 (File No. 1-1520), and is incorporated herein by reference.

10.75†

Stock Option Cancellation Agreement, dated July 9, 2013, between GenCorp Inc. and Kathleen E. Redd was filed as Exhibit 10.1 to GenCorp Inc.’s Current Report on Form 8-K dated July 12, 2013 (File No. 1-1520), and is incorporated herein by reference.

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