Form 10-Q
period 2014-02-28
GENCORP INC
filed 2014-03-31
CIK 40888

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: February 28, 2014

or

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of March 21, 2014, there were 59.8 million outstanding shares of our Common Stock, including redeemable common stock and unvested common shares, $0.10 par value.

GenCorp Inc.

Quarterly Report on Form 10-Q

For the Quarterly Period Ended February 28, 2014

Part I — FINANCIAL INFORMATION

Item 1. Financial Statements

GenCorp Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended
	February 28, 2014	February 28, 2013
	(In millions, except per share amounts)
Net sales	$329.7	$243.7
Operating costs and expenses:
Cost of sales (exclusive of items shown separately below)	286.0	217.5
Selling, general and administrative	9.2	12.3
Depreciation and amortization	14.8	6.1
Other expense, net	7.4	5.9

Total operating costs and expenses	317.4	241.8
Operating income	12.3	1.9
Non-operating (income) and expense:
Interest income	—	(0.1)
Interest expense	12.4	11.2

Total non-operating expenses, net	12.4	11.1

Loss from continuing operations before income taxes	(0.1)	(9.2)
Income tax provision	2.0	4.9

Loss from continuing operations	(2.1)	(14.1)
Income from discontinued operations, net of income taxes	—	0.1

Net loss	$(2.1)	$(14.0)

Loss Per Share of Common Stock
Basic and diluted:
Loss per share from continuing operations	$(0.03)	$(0.24)
Income per share from discontinued operations, net of income taxes	—	—

Net loss per share	$(0.03)	$(0.24)

Weighted average shares of common stock outstanding, basic and diluted	59.9	59.3

See Notes to Unaudited Condensed Consolidated Financial Statements.

GenCorp Inc.

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

	Three months ended
	February 28, 2014	February 28, 2013
	(In millions)
Net loss	$(2.1)	$(14.0)
Other comprehensive income:
Amortization of net actuarial losses, net of income taxes	7.5	22.9

Comprehensive income	$5.4	$8.9

See Notes to Unaudited Condensed Consolidated Financial Statements.

GenCorp Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	February 28, 2014	November 30, 2013
	(In millions, except per share and share amounts)
ASSETS
Current Assets
Cash and cash equivalents	$144.1	$197.6
Accounts receivable	199.2	214.1
Inventories	139.2	105.9
Recoverable from the U.S. government and other third parties for environmental remediation costs	22.4	20.4
Receivable from Northrop Grumman Corporation (“Northrop”)	6.0	6.0
Other receivables, prepaid expenses and other	22.5	22.4
Income taxes	5.8	12.6
Deferred income taxes	18.6	17.0

Total Current Assets	557.8	596.0
Noncurrent Assets
Property, plant and equipment, net	372.7	374.7
Real estate held for entitlement and leasing	81.2	80.2
Recoverable from the U.S. government and other third parties for environmental remediation costs	86.5	88.7
Receivable from Northrop	72.3	72.0
Deferred income taxes	175.9	175.7
Goodwill	159.4	159.6
Intangible assets	132.3	135.7
Other noncurrent assets, net	76.5	72.7

Total Noncurrent Assets	1,156.8	1,159.3

Total Assets	$1,714.6	$1,755.3

LIABILITIES, REDEEMABLE COMMON STOCK, AND SHAREHOLDERS’ EQUITY
Current Liabilities
Short-term borrowings and current portion of long-term debt	$3.0	$2.9
Accounts payable	98.0	122.5
Reserves for environmental remediation costs	38.0	36.6
Postretirement medical and life insurance benefits	7.2	7.3
Advance payments on contracts	95.2	104.4
Other current liabilities	212.1	206.0

Total Current Liabilities	453.5	479.7
Noncurrent Liabilities
Senior debt	41.9	42.5
Second-priority senior notes	460.0	460.0
Convertible subordinated notes	188.7	193.2
Other debt	0.5	0.6
Reserves for environmental remediation costs	132.4	134.7
Pension benefits	257.2	261.7
Postretirement medical and life insurance benefits	58.5	59.3
Other noncurrent liabilities	74.1	73.8

Total Noncurrent Liabilities	1,213.3	1,225.8

Total Liabilities	1,666.8	1,705.5
Commitments and contingencies (Note 8)
Redeemable common stock, par value of $0.10; less than 0.1 million shares issued and outstanding as of February 28, 2014 and November 30, 2013	0.1	0.2
Shareholders’ Equity

Preference stock, par value of $1.00; 15.0 million shares authorized; none issued or outstanding	—	—
Common stock, par value of $0.10; 150.0 million shares authorized; 59.7 million shares issued and outstanding as of February 28, 2014; 59.9 million shares issued and outstanding as of November 30, 2013	5.9	5.9
Other capital	281.4	280.1
Treasury stock at cost, 0.5 million shares as of February 28, 2014	(8.6)	—
Accumulated deficit	(16.1)	(14.0)
Accumulated other comprehensive loss, net of income taxes	(214.9)	(222.4)

Total Shareholders’ Equity	47.7	49.6

Total Liabilities, Redeemable Common Stock and Shareholders’ Equity	$1,714.6	$1,755.3

See Notes to Unaudited Condensed Consolidated Financial Statements.

GenCorp Inc.

Condensed Consolidated Statement of Shareholders’ Equity

(Unaudited)

	Common Stock		Other Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Amount
	(In millions)
November 30, 2013	59.9	$5.9	$280.1	$—	$(14.0)	$(222.4)	$49.6
Net loss	—	—	—	—	(2.1)	—	(2.1)
Amortization of net actuarial losses, net of income taxes	—	—	—	—	—	7.5	7.5
Reclassification from redeemable common stock	—	—	0.1	—	—	—	0.1
Tax benefit from shares issued under equity plans	—	—	1.1	—	—	—	1.1
Purchase of treasury stock	(0.5)	—	—	(8.6)	—	—	(8.6)
Stock-based compensation and other, net	0.3	—	0.1	—	—	—	0.1

February 28, 2014	59.7	$5.9	$281.4	$(8.6)	$(16.1)	$(214.9)	$47.7

See Notes to Unaudited Condensed Consolidated Financial Statements.

GenCorp Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three months ended
	February 28, 2014	February 28, 2013
	(In millions)
Operating Activities
Net loss	$(2.1)	$(14.0)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Income from discontinued operations, net of income taxes	—	(0.1)
Depreciation and amortization	14.8	6.1
Amortization of debt discount and financing costs	0.9	1.8
Retirement benefit expense	8.9	15.9
Stock-based compensation	1.4	3.2
Tax benefit on stock-based awards	(1.1)	(0.1)
Loss on debt repurchased	4.9	—
Changes in assets and liabilities:
Accounts receivable	14.9	(9.1)
Inventories	(33.3)	(11.8)
Other receivables, prepaid expenses and other	—	6.7
Income tax receivable	6.8	2.0
Real estate held for entitlement and leasing	(1.1)	(0.9)
Receivable from Northrop	(0.3)	0.5
Recoverable from the U.S. government and other third parties for environmental remediation costs	0.2	4.9
Other noncurrent assets	(4.4)	2.4
Accounts payable	(24.5)	2.5
Postretirement medical and life insurance benefits	(1.5)	(1.4)
Advance payments on contracts	(9.2)	(12.5)
Other current liabilities	7.4	17.8
Deferred income taxes	(6.8)	0.9
Reserves for environmental remediation costs	(0.9)	(5.7)
Other noncurrent liabilities	(0.3)	(2.1)

Net cash (used in) provided by continuing operations	(25.3)	7.0
Net cash used in discontinued operations	—	(0.1)

Net Cash (Used in) Provided by Operating Activities	(25.3)	6.9
Investing Activities
Purchases of restricted cash investments	—	(466.0)
Purchases of investments	—	(0.5)
Capital expenditures	(9.3)	(9.1)

Net Cash Used in Investing Activities	(9.3)	(475.6)
Financing Activities
Proceeds from issuance of debt	—	460.0
Debt issuance and amendment costs	—	(12.3)
Proceeds from shares issued under equity plans, net	(1.4)	0.1
Tax benefit on stock-based awards	1.1	0.1
Purchase of treasury stock	(8.6)	—
Debt repayments	(10.0)	(0.6)

Net Cash (Used in) Provided by Financing Activities	(18.9)	447.3

Net Decrease in Cash and Cash Equivalents	(53.5)	(21.4)
Cash and Cash Equivalents at Beginning of Period	197.6	162.1

Cash and Cash Equivalents at End of Period	$144.1	$140.7

Supplemental Disclosure of Cash Flow Information
Cash paid for income taxes	$0.9	$0.3
Cash paid for interest	5.1	5.3

See Notes to Unaudited Condensed Consolidated Financial Statements.

GenCorp Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1. Basis of Presentation and Nature of Operations

GenCorp Inc. (“GenCorp” or the “Company”) has prepared the accompanying unaudited condensed consolidated financial statements, including its accounts and the accounts of its wholly-owned subsidiaries, in accordance with the instructions to Form 10-Q. The year-end condensed consolidated balance sheet was derived from audited financial statements but does not include all of the disclosures required by accounting principles generally accepted in the United States of America (“GAAP”). These interim financial statements should be read in conjunction with the financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2013, as filed with the Securities and Exchange Commission (“SEC”). Certain reclassifications have been made to financial information for the prior year to conform to the current year’s presentation.

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

Aerospace and Defense — includes the operations of the Company’s wholly-owned subsidiary Aerojet Rocketdyne, Inc. (“Aerojet Rocketdyne”), a leading technology-based designer, developer and manufacturer of aerospace and defense products and systems for the United States (“U.S.”) government, including the Department of Defense (“DoD”), the National Aeronautics and Space Administration (“NASA”), major aerospace and defense prime contractors as well as portions of the commercial sector. Aerojet Rocketdyne is a world-recognized engineering and manufacturing company that specializes in the development and production of propulsion systems for defense and space applications, armament systems for precision tactical systems and munitions, and is considered a domestic market leader in launch propulsion, in-space propulsion, missile defense propulsion, tactical missile propulsion and hypersonic propulsion systems.

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

In July 2012, the Company signed a stock and asset purchase agreement (the “Original Purchase Agreement”) with United Technologies Corporation (“UTC”) to acquire the Pratt & Whitney Rocketdyne division (the “Rocketdyne Business”) from UTC for $550 million (the “Acquisition”). The Rocketdyne Business was the largest liquid rocket propulsion designer, developer, and manufacturer in the U.S. On June 10, 2013, the Federal Trade Commission (“FTC”) announced that it closed its investigation into the Acquisition under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. On June 12, 2013, the Company and UTC entered into an amended and restated stock and asset purchase agreement (the “Amended and Restated Purchase Agreement”), which amended and restated the Original Purchase Agreement, as amended. On June 14, 2013, the Company completed the acquisition of substantially all of the Rocketdyne Business pursuant to the Amended and Restated Purchase Agreement. The aggregate consideration to UTC was $411 million, paid in cash, which represents the initial purchase price of $550 million reduced by $55 million relating to the pending future acquisition of UTC’s 50% ownership interest of RD Amross, LLC (a joint venture with NPO Energomash of Khimki, Russia which sells RD-180 engines to RD Amross) and the portion of the UTC business that markets and supports the sale of RD-180 engines (the “RDA Acquisition”). The acquisition of UTC’s 50% ownership interest of RD Amross and UTC’s related business is contingent upon certain conditions including receipt of certain Russian governmental regulatory approvals, which may not be obtained. Pursuant to the terms of the Amended and Restated Purchase Agreement, either party to such agreement may terminate the obligations to consummate the RDA Acquisition on or after June 12, 2015; provided, however, that such termination date may be extended for up to four additional periods of three months each (with the final termination date extended until June 12, 2016). Subject to the terms of Amended and Restated Purchase Agreement, in order to extend the termination date, either party may request the extension by providing written notice to the other party at least five business days prior to the termination date, provided that the requesting party must have a reasonable belief at the time such notice is given that a certain authorization for completion of the RDA Acquisition from the Russian government will be forthcoming. The purchase price was further adjusted for changes in advance payments on contracts, capital expenditures and other net assets, and is subject further to post-closing adjustments (see Note 5).

On August 31, 2004, the Company completed the sale of its GDX Automotive (“GDX”) business. On November 30, 2005, the Company completed the sale of the Fine Chemicals business. The remaining subsidiaries after the sale of GDX and the Fine Chemicals business are classified as discontinued operations (see Note 12).

The Company’s fiscal year ends on November 30 of each year. The fiscal year of the Company’s subsidiary, Aerojet Rocketdyne, ends on the last Saturday of November. As a result of the 2013 calendar, Aerojet Rocketdyne had 13 weeks of operations in the first quarter of fiscal 2014 compared to 14 weeks of operations in the first quarter of fiscal 2013. The additional week of operations in the first quarter of fiscal 2013 accounted for $27.8 million in additional net sales.

Revenue Recognition

In the Company’s Aerospace and Defense segment, recognition of profit on long-term contracts requires the use of assumptions and estimates related to the contract value or total contract revenue, the total cost at completion and the measurement of progress towards completion. Due to the nature of the programs, developing the estimated total cost at completion requires the use of significant judgment. Estimates are continually evaluated as work progresses and are revised as necessary. Factors that must be considered in estimating the work to be completed include labor productivity, the nature and technical complexity of the work to be performed, availability and cost volatility of materials, subcontractor and vendor performance, warranty costs, volume assumptions, anticipated labor agreements and inflationary trends, schedule and performance delays, availability of funding from the customer, and the recoverability of costs incurred outside the original contract included in any estimates to complete. The Company reviews contract performance and cost estimates for some contracts at least monthly and for others at least quarterly and more frequently when circumstances significantly change. When a change in estimate is determined to have an impact on contract profit, the Company will record a positive or negative adjustment to the statement of operations. Changes in estimates and assumptions related to the status of certain long-term contracts may have a material effect on the Company’s operating results. The following table summarizes the impact from changes in estimates and assumptions on the statement of operations on key contracts, representing 85% of the Company’s net sales over the first quarters of fiscal 2014 and 2013, accounted for under the percentage-of-completion method of accounting (in millions, except per share amounts):

	Three Months Ended
	February 28, 2014	February 28, 2013
Favorable effect of the changes in contract estimates on loss from continuing operations before income taxes	$2.3	$6.2
Favorable effect of the changes in contract estimates on net loss	1.5	3.6
Favorable effect of the changes in contract estimates on basic and diluted loss per share	0.03	0.06

A detailed description of the Company’s significant accounting policies can be found in the Company’s most recent Annual Report on Form 10-K for the fiscal year ended November 30, 2013.

Recently Adopted Accounting Pronouncement

In July 2013, the FASB issued an amendment to the accounting guidance related to the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss or a tax credit carryforward exists. The guidance requires an unrecognized tax benefit to be presented as a decrease in a deferred tax asset where a net operating loss, a similar tax loss, or a tax credit carryforward exists and certain criteria are met. The Company adopted this guidance beginning in the first quarter of fiscal 2014. As the accounting standard only impacted presentation, the new standard did not have an impact on the Company’s financial position, results of operations, or cash flows.

Note 2. Loss Per Share of Common Stock

A reconciliation of the numerator and denominator used to calculate basic and diluted loss per share of common stock (“EPS”) is presented in the following table:

	Three months ended
	February 28, 2014	February 28, 2013
	(In millions, except per share amounts)
Numerator for Basic and Diluted EPS:
Loss from continuing operations	$(2.1)	$(14.1)
Income from discontinued operations, net of income taxes	—	0.1

Net loss for basic and diluted earnings per share	$(2.1)	$(14.0)

Denominator:
Basic and Diluted weighted average shares	59.9	59.3

Basic and Diluted:
Loss per share from continuing operations	$(0.03)	$(0.24)
Income per share from discontinued operations, net of income taxes	—	—

Net loss per share	$(0.03)	$(0.24)

The following table sets forth the potentially dilutive securities excluded from the computation because their effect would have been anti-dilutive:

	Three months ended
	February 28, 2014	February 28, 2013
	(In millions)
4.0625% Convertible Subordinated Debentures (the “4 1⁄16% Debentures”)	21.3	22.2
Employee stock options	0.6	0.7
Unvested restricted shares	1.3	1.2

Total potentially dilutive securities	23.2	24.1

The Company’s 2  1⁄4% Convertible Subordinated Debentures (the “2  1⁄4% Debentures”) were not included in the computation of diluted earnings per share because the market price of the common stock did not exceed the conversion price and only the conversion premium for these debentures is settled in common shares.

Note 3. Stock-Based Compensation

Total stock-based compensation expense by type of award for the first quarter of fiscal 2014 and 2013 was as follows:

	Three months ended
	February 28, 2014	February 28, 2013
	(In millions)
Stock appreciation rights	$(0.1)	$2.5
Restricted shares, service based	0.9	0.5
Restricted shares, performance based	0.6	0.2

Total stock-based compensation expense	$1.4	$3.2

Note 4. Balance Sheet Accounts

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

	Total	Fair value measurement at February 28, 2014
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In millions)
Money market funds	$124.9	$124.9	$—	$—

	Total	Fair value measurement at November 30, 2013
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In millions)
Money market funds	$174.4	$174.4	$—	$—

As of February 28, 2014, a summary of cash and cash equivalents and the grantor trust by investment type is as follows:

	Total	Cash and Cash Equivalents	Money Market Funds
	(In millions)
Cash and cash equivalents	$144.1	$31.2	$112.9
Grantor trust (included as a component of other current and noncurrent assets)	12.0	—	12.0

	$156.1	$31.2	$124.9

The carrying amounts of certain of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, accrued compensation, and other accrued liabilities, approximate fair value because of their short maturities.

The estimated fair value and principal amount for the Company’s outstanding debt is presented below:

	Fair Value		Principal Amount
	February 28, 2014	November 30, 2013	February 28, 2014	November 30, 2013
	(In millions)
Term loan	$44.4	$45.0	$44.4	$45.0
7.125% Second-Priority Senior Secured Notes due 2021 (the “7 1⁄8% Notes”)	500.5	494.5	460.0	460.0
4 1⁄16% Debentures	392.2	398.1	188.7	193.2
Other debt	1.0	1.0	1.0	1.0

	$938.1	$938.6	$694.1	$699.2

The fair values of the 7  1⁄8% Notes and 4  1⁄16% Debentures were determined using broker quotes that are based on open markets for the Company’s debt securities as of February 28, 2014 and November 30, 2013 (both Level 2 securities). The fair value of the term loan and other debt was determined to approximate carrying value.

b. Accounts Receivable

	February 28, 2014	November 30, 2013
	(In millions)
Billed	$115.6	$96.3
Unbilled	101.7	138.0
Reserve for overhead rate disallowance	(19.1)	(20.5)

Total receivables under long-term contracts	198.2	213.8
Other receivables	1.0	0.3

Accounts receivable	$199.2	$214.1

c. Inventories

	February 28, 2014	November 30, 2013
	(In millions)
Long-term contracts at average cost	$409.2	$347.7
Progress payments	(271.2)	(242.4)

Total long-term contract inventories	138.0	105.3
Total other inventories	1.2	0.6

Inventories	$139.2	$105.9

d. Property, Plant and Equipment, net

	February 28, 2014	November 30, 2013
	(In millions)
Land	$67.2	$67.2
Buildings and improvements	221.3	219.5
Machinery and equipment	465.4	464.7
Construction-in-progress	80.6	76.1

	834.5	827.5
Less: accumulated depreciation	(461.8)	(452.8)

Property, plant and equipment, net	$372.7	$374.7

e. Goodwill

The goodwill balance at February 28, 2014 relates to the Company’s Aerospace and Defense segment. The changes in the carrying amount of goodwill since November 30, 2013 were as follows (in millions):

November 30, 2013	$159.6
Purchase accounting adjustments related to Rocketdyne Business acquisition	(0.2)

February 28, 2014	$159.4

f. Other Noncurrent Assets, net

	February 28, 2014	November 30, 2013
	(In millions)
Recoverable from the U.S. government for restructuring costs	$21.6	$13.3
Deferred financing costs	17.4	18.3
Recoverable from the U.S. government for conditional asset retirement obligations	16.1	15.6
Grantor trust	11.1	11.4
Indemnification receivable from UTC	6.8	10.0
Other	3.5	4.1

Other noncurrent assets, net	$76.5	$72.7

g. Other Current Liabilities

	February 28, 2014	November 30, 2013
	(In millions)
Accrued compensation and employee benefits	$116.2	$97.4
Payable to UTC for Transition Service Agreements	18.6	20.4
Interest payable	18.5	12.3
Contract loss provisions	7.4	10.5
Other	51.4	65.4

Other current liabilities	$212.1	$206.0

h. Other Noncurrent Liabilities

	February 28, 2014	November 30, 2013
	(In millions)
Conditional asset retirement obligations	$23.3	$22.9
Pension benefits, non-qualified	17.2	17.2
Deferred compensation	9.9	9.8
Deferred revenue	7.9	8.0
Other	15.8	15.9

Other noncurrent liabilities	$74.1	$73.8

i. Accumulated Other Comprehensive Loss, Net of Income Taxes

Changes in accumulated other comprehensive loss by components, net of $5.0 million of income taxes, related to the Company’s retirement benefit plans are as follows:

	Actuarial Losses, Net	Prior Service Credits, Net	Total
	(In millions)
November 30, 2013	$(226.2)	$3.8	$(222.4)
Amounts reclassified from accumulated other comprehensive loss	7.6	(0.1)	7.5

February 28, 2014	$(218.6)	$3.7	$(214.9)

j. Redeemable Common Stock

The Company inadvertently failed to register with the SEC the issuance of certain of its common shares in its defined contribution 401(k) employee benefit plan (the “Plan”). As a result, certain Plan participants who purchased such securities pursuant to the Plan may have the right to rescind certain of their purchases for consideration equal to the purchase price paid for the securities (or if such security has been sold, to receive consideration with respect to any loss incurred on such sale) plus interest from the date of purchase. As of February 28, 2014 and November 30, 2013, the Company has classified less than 0.1 million shares as redeemable common stock because the redemption features are not within the control of the Company. The Company may also be subject to civil and other penalties by regulatory authorities as a result of the failure to register these shares. These shares have always been treated as outstanding for financial reporting purposes. In June 2008, the Company filed a registration statement on Form S-8 to register future transactions in the GenCorp Stock Fund in the Plan. During the first quarter of fiscal 2013, the Company recorded $0.1 million for realized gains and interest associated with this matter.

k. Treasury Stock

During the first quarter of fiscal 2014, the Company repurchased 0.5 million of its common shares at a cost of $8.6 million. The Company reflects stock repurchases in its financial statements on a “settlement” basis.

Note 5. Acquisition

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

The Company received a revised purchase price computation from UTC on September 12, 2013 and, per the terms and conditions of the Amended and Restated Purchase Agreement, the Company responded with its objections on December 9, 2013. The Company and UTC have been unable to resolve the disputed item; accordingly, the dispute will be resolved by a mutually selected national accounting firm. As of February 28, 2014, the disputed item is $5.4 million and the Company has not recorded any liability or adjusted the purchase price for this matter.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition date (in millions):

Current assets	$105.5
Property, plant and equipment, net	202.7
Other non-current assets	10.0

Total tangible assets acquired	318.2
Intangible assets acquired	128.3
Deferred income taxes	12.9

Total assets acquired	459.4
Liabilities assumed, current	(105.5)
Liabilities assumed, non-current	(7.2)

Total identifiable net assets acquired	346.7

Goodwill (Cash payment less total identifiable net assets acquired)	$64.5

The preliminary purchase price allocation resulted in the recognition of $64.5 million in goodwill, all of which is deductible for tax purposes and included within the Company’s Aerospace and Defense segment. Goodwill recognized from the Acquisition primarily relates to the expected contributions of the Rocketdyne Business to the Company’s overall corporate strategy.

The Company has a $9.8 million and $18.6 million indemnification receivable from and payable to UTC, respectively, as of February 28, 2014. Pursuant to the terms of the Amended and Restated Purchase Agreement, the Company is indemnified for certain matters.

The unaudited pro forma information for the periods set forth below gives effect to the Acquisition as if it had occurred at the beginning of each respective fiscal year. These amounts have been calculated after applying our accounting policies and adjusting the results of the Rocketdyne Business to reflect depreciation and amortization that would have been charged assuming the fair value adjustments to property, plant and equipment and intangible assets had been applied as at the beginning of each respective year, together with the tax effects, as applicable. The pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the Acquisition been consummated as of that time or that may result in the future. The pro forma information for the first quarter of fiscal 2013 is presented below (in millions, except per share amounts):

Net sales:
As reported	$243.7
Pro forma	$420.9
Net (loss) income:
As reported	($14.0)
Pro forma	$12.1
Basic (loss) income per share
As reported	($0.24)
Pro forma	$0.20
Diluted (loss) income per share
As reported	($0.24)
Pro forma	$0.17

Note 6. Income Taxes

The income tax provision for the first quarter of fiscal 2014 and 2013 was as follows:

	Three months ended
	February 28, 2014	February 28, 2013
	(In millions)
Federal and state current income tax expense	$7.8	$5.8
Net deferred (benefit) expense	(5.8)	1.1
Benefit of fiscal 2012 research credits	—	(2.0)

Income tax provision	$2.0	$4.9

Cash paid for income taxes	$0.9	$0.3

The effective tax rate for the first quarter of fiscal 2014 is (2000%) and differs from the federal statutory rate of 35% primarily due to the significant non-deductible premium on the 4 1/16% Debentures repurchased during the first quarter of fiscal 2014, which the Company has treated for tax purposes as a non-recurring, discrete event for the quarter, as well as the impacts from state income taxes and certain expenditures which are permanently not deductible for tax purposes. The effective tax rate for the first quarter of fiscal 2013 was (53.3%) and differs from the federal statutory tax rate of 35% primarily due to the impact of the change in the valuation allowance, certain permanently non-deductible items (principally interest) and state income taxes, offset by the benefit from the federal re-enactment of the research and development credit retroactive to fiscal 2012.

As of February 28, 2014, the total liability for uncertain income tax positions, including accrued interest and penalties was $6.7 million. Due to the high degree of uncertainty regarding the timing of potential future cash flows associated with the respective liabilities, we are unable to make a reasonably reliable estimate of the amount and period in which these liabilities might be paid. It is reasonably possible that a reduction of up to $0.3 million of unrecognized tax benefits and related interest may occur within the next 12 months as a result of the expiration of certain statute of limitations.

Note 7. Long-term Debt

	February 28, 2014	November 30, 2013
	(In millions)
Term loan, bearing interest at variable rates (rate of 3.66% as of February 28, 2014), payable in quarterly installments of $0.6 million plus interest, maturing in November 2016	$44.4	$45.0

Total senior debt	44.4	45.0

Senior secured notes, bearing interest at 7.125% per annum, interest payments due in March and September, maturing in March 2021	460.0	460.0

Total senior secured notes	460.0	460.0

Convertible subordinated debentures, bearing interest at 2.25% per annum, interest payments due in May and November, maturing in November 2024	0.2	0.2
Convertible subordinated debentures, bearing interest at 4.0625% per annum, interest payments due in June and December, maturing in December 2034	188.7	193.2

Total convertible subordinated notes	188.9	193.4

Capital lease, payable in monthly installments, maturing in March 2017	0.8	0.8

Total other debt	0.8	0.8

Total debt	694.1	699.2
Less: Amounts due within one year	(3.0)	(2.9)

Total long-term debt	$691.1	$696.3

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

As of February 28, 2014, the Company had $58.1 million outstanding letters of credit under the $100.0 million subfacility for standby letters of credit and had $44.4 million outstanding under the term loan facility.

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

Financial Covenant	Actual Ratios as of February 28, 2014	Required Ratios
Interest coverage ratio, as defined under the Senior Credit Facility	4.25 to 1.00	Not less than: 2.4 to 1.00
Leverage ratio, as defined under the Senior Credit Facility	3.03 to 1.00	Not greater than: 4.25 to 1.00

The Company was in compliance with its financial and non-financial covenants as of February 28, 2014.

4.0625% Convertible Subordinated Debentures

During the first quarter of fiscal 2014, the Company repurchased $4.5 million principal amount of its 4 1/16% Debentures at various prices ranging from 210% of par to 212% of par (see Note 14).

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

Asbestos Litigation

The Company has been, and continues to be, named as a defendant in lawsuits alleging personal injury or death due to exposure to asbestos in building materials, products, or in manufacturing operations. The majority of cases are pending in Texas and Pennsylvania. There were 132 asbestos cases pending as of February 28, 2014.

Given the lack of any significant consistency to claims (i.e., as to product, operational site, or other relevant assertions) filed against the Company, the Company is unable to make a reasonable estimate of the future costs of pending claims or unasserted claims. Accordingly, no estimate of future liability has been accrued.

In 2011, Aerojet Rocketdyne received a letter demand from AMEC, plc, (“AMEC”) the successor entity to the 1981 purchaser of the business assets of Barnard & Burk, Inc., a former Aerojet Rocketdyne subsidiary, for Aerojet Rocketdyne to assume the defense of sixteen asbestos cases, involving 271 plaintiffs, pending in Louisiana, and reimbursement of over $1.7 million in past legal fees and expenses. AMEC is asserting that Aerojet Rocketdyne retained those liabilities when it sold the Barnard & Burk assets and agreed to indemnify the purchaser therefor. Under the relevant purchase agreement, the purchaser assumed only certain, specified liabilities relating to the operation of Barnard & Burk before the sale, with Barnard & Burk retaining all unassumed pre-closing liabilities, and Aerojet Rocketdyne agreed to indemnify the purchaser against unassumed liabilities that are asserted against it. Based on the information provided, Aerojet Rocketdyne declined to accept the liability and requested additional information from AMEC pertaining to the basis of the demand. On April 3, 2013, AMEC filed a complaint for breach of contract against Aerojet Rocketdyne in Sacramento County Superior Court, AMEC Construction Management, Inc. v. Aerojet-General Corporation, Case No. 342013001424718. Although AMEC served the complaint on Aerojet Rocketdyne, Aerojet Rocketdyne was granted an open extension of time in which to file a response in order to facilitate additional sharing of information and potential settlement negotiations. No estimate of liability has been accrued for this matter as of February 28, 2014.

b. Environmental Matters

The Company is involved in over forty environmental matters under the Comprehensive Environmental Response Compensation and Liability Act, the Resource Conservation Recovery Act, and other federal, state, local, and foreign laws relating to soil and groundwater contamination, hazardous waste management activities, and other environmental matters at some of its current and former facilities. The Company is also involved in a number of remedial activities at third party sites, not owned by the Company, where it is designated a potentially responsible party (“PRP”) by either the U.S. Environmental Protection Agency (“EPA”) and/or a state agency. In many of these matters, the Company is involved with other PRPs. In many instances, the Company’s liability and proportionate share of costs have not been determined largely due to uncertainties as to the nature and extent of site conditions and the Company’s involvement. While government agencies frequently claim PRPs are jointly and severally liable at such sites, in the Company’s experience, interim and final allocations of liability and costs are generally made based on relative contributions of waste or contamination. Anticipated costs associated with environmental remediation that are probable and estimable are accrued. In cases where a date to complete remedial activities at a particular site cannot be determined by reference to agreements or otherwise, the Company projects costs over an appropriate time period not exceeding fifteen years; in such cases, generally the Company does not have the ability to reasonably estimate environmental remediation costs that are beyond this period. Factors that could result in changes to the Company’s estimates include completion of current and future soil and groundwater investigations, new claims, future agency demands, discovery of more or less contamination than expected, discovery of new contaminants, modification of planned remedial actions, changes in estimated time required to remediate, new technologies, and changes in laws and regulations.

As of February 28, 2014, the aggregate range of these anticipated environmental costs was $170.4 million to $289.1 million and the accrued amount was $170.4 million. See Note 8(c) for a summary of the environmental reserve activity. Of these accrued liabilities, approximately 96% relates to the Company’s U.S. government contracting business and a portion of this liability is recoverable. The significant environmental sites are discussed below. The balance of the accrued liabilities relates to other sites for which the Company’s obligations are probable and estimable.

Sacramento, California Site

In 1989, a federal district court in California approved a Partial Consent Decree (“PCD”) requiring Aerojet Rocketdyne, among other things, to conduct a Remedial Investigation and Feasibility Study (“RI/FS”) to determine the nature and extent of impacts due to the release of chemicals from the Sacramento, California site, monitor the American River and offsite public water supply wells, operate Groundwater Extraction and Treatment facilities that collect groundwater at the site perimeter, and pay certain government oversight costs. The primary chemicals of concern for both on-site and off-site groundwater are trichloroethylene, perchlorate, and n-nitrosodimethylamine. The PCD has been revised several times, most recently in 2002. The 2002 PCD revision (a) separated the Sacramento site into multiple operable units to allow quicker implementation of remedy for critical areas; (b) required the Company to guarantee up to $75 million (in addition to a prior $20 million guarantee) to assure that Aerojet Rocketdyne’s Sacramento remediation activities are fully funded; and (c) removed approximately 2,600 acres of non-contaminated land from the EPA superfund designation.

Aerojet Rocketdyne is involved in various stages of soil and groundwater investigation, remedy selection, design, and remedy construction associated with the operable units. In 2002, the EPA issued a Unilateral Administrative Order (“UAO”) requiring Aerojet Rocketdyne to implement the EPA-approved remedial action in the Western Groundwater Operable Unit. An identical order was issued by the California Regional Water Quality Control Board, Central Valley (“Central Valley RWQCB”). On July 7, 2011, the EPA issued Aerojet Rocketdyne its Approval of Remedial Action Construction Completion Report for Western Groundwater Operable Unit and its Determination of Remedy as Operational and Functional. On September 20, 2011, the EPA issued two UAOs to Aerojet Rocketdyne to complete a remedial design and implement remedial action for the Perimeter Groundwater Operable Unit. One UAO addresses groundwater and the other addresses soils within the Perimeter Groundwater Operable Unit. Issuance of the UAOs is the next step in the superfund process for the Perimeter Groundwater Operable Unit. Aerojet Rocketdyne submitted a final Remedial Investigation Report for the Boundary Operable Unit in 2010 and a revised Feasibility Study for the Boundary Operable Unit in 2012. A draft Remedial Investigation Report for the Island Operable Unit was submitted in January 2013 and Final Remedial Investigation Report is anticipated for summer 2014. The remaining operable units are under various stages of investigation.

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

As of February 28, 2014, the estimated range of anticipated costs discussed above for the Sacramento, California site was $128.6 million to $200.8 million and the accrued amount was $128.6 million included as a component of the Company’s environmental reserves. Expenditures associated with this matter are partially recoverable. See Note 8(c) below for further discussion on recoverability.

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

On June 24, 2010, Aerojet Rocketdyne filed a complaint against Chubb Custom Insurance Company in Los Angeles County Superior Court, Aerojet-General Corporation v. Chubb Custom Insurance Company Case No. BC440284, seeking declaratory relief and damages regarding Chubb’s failure to pay certain project modification costs and failure to issue an endorsement to add other water sources that may require treatment as required under insurance policies issued to Aerojet Rocketdyne and the other Cooperating Respondents. Aerojet Rocketdyne agreed to dismiss the case without prejudice and a settlement was reached. The Fairchild Bankruptcy Court must approve the settlement before it becomes effective. In August 2013, the Fairchild Bankruptcy Court denied a motion by the Cooperating Respondents (including Aerojet Rocketdyne) to approve the settlement with Chubb and directed the parties to mediation in an effort to resolve differences over the amounts of remediation costs previously paid by Fairchild and the Cooperating Respondents. The parties met with the mediator in December 2013 and negotiations are continuing. The dismissal was without prejudice which allows Aerojet Rocketdyne and the Cooperating Respondents to re-file the motion at a later date if mediation is not successful.

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

As of February 28, 2014, the estimated range of anticipated costs through the term of the Project Agreement for the BPOU site, which expires in 2017, was $26.4 million to $56.4 million and the accrued amount was $26.4 million included as a component of the Company’s environmental reserves. As the Company is unable to reasonably estimate the costs and expenses of this matter after the expiration of the Project Agreement, no reserve has been accrued for this matter for the period after such expiration. The Company cannot yet estimate the future cost due to the uncertainty of project definition, participation and approval by numerous third parties and the regulatory agencies, and the length of a project agreement. Expenditures associated with this matter are partially recoverable. See Note 8(c) below for further discussion on recoverability.

Toledo, Ohio Site

The Company previously manufactured products for the automotive industry at a Toledo, Ohio site, which was adjacent to the Ottawa River. This facility was divested in 1990 and the Company indemnified the buyer for claims and liabilities arising out of certain pre-divestiture environmental matters. In August 2007, the Company, along with numerous other companies, received from the United States Department of Interior Fish and Wildlife Service a notice of a Natural Resource Damage (“NRD”) Assessment Plan for the Ottawa River and Northern Maumee Bay. A group of PRPs, including the Company, was formed to respond to the NRD assessment and to pursue funding from the Great Lakes Legacy Act for primary restoration. The restoration project performed by the group consisted of river dredging and land-filling river sediments with a total project cost in the range of approximately $47 million to $49 million, one half of which was funded through the Great Lakes Legacy Act and the net project costs to the PRP group was estimated at $23.5 million to $24.5 million. The dredging of the river that began in December 2009 has been completed. In February 2011, the parties reached an agreement on allocation. Still unresolved at this time is the actual NRD Assessment itself. In August 2013, the PRPs voted to accept the State and Federal Trustees’ proposal resolving the NRD Assessment and other claims which increased the Company’s share by $0.1 million. A Consent Decree must be negotiated and approved before the settlement becomes final. As of February 28, 2014, the estimated range of the Company’s share of anticipated costs for the NRD matter was $0.2 million to $0.5 million. None of the expenditures related to this matter are recoverable.

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

A summary of the Company’s environmental reserve activity is shown below:

	Aerojet Rocketdyne- Sacramento	Aerojet Rocketdyne- BPOU	Other Aerojet Rocketdyne Sites	Total Aerojet Rocketdyne	Other	Total Environmental Reserve
	(In millions)
November 30, 2013	$128.0	$26.9	$8.2	$163.1	$8.2	$171.3
Additions	4.1	0.9	1.5	6.5	0.7	7.2
Expenditures	(3.5)	(1.4)	(0.9)	(5.8)	(2.3)	(8.1)

February 28, 2014	$128.6	$26.4	$8.8	$163.8	$6.6	$170.4

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

Pre-Close Environmental Costs	$20.0
Amount spent through February 28, 2014	(15.9)
Amount included as a component of reserves for environmental remediation costs in the unaudited condensed consolidated balance sheet as of February 28, 2014	(3.3)

Remaining Pre-Close Environmental Costs	$0.8

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

Since the Acquisition closed in the third quarter of fiscal 2013, the prospective mix of contracts may affect the actual reimbursement made by the U.S. government. Under the Global Settlement, environmental costs are allocable to the newly acquired business. Additionally, the Company is reviewing the percentage of Global Settlement environmental costs allocable to its Aerojet Rocketdyne business and Northrop. Any change in the percentage allocable will require approval from the U.S. government and if received, this change may materially and favorably affect the Company’s results of operations in the period received along with future periods.

Pursuant to the Northrop Agreement, environmental expenditures to be reimbursed are subject to annual limitations and the total reimbursements are limited to a ceiling of $189.7 million. A summary of the Northrop Agreement activity is shown below (in millions):

Total reimbursable costs under the Northrop Agreement	$189.7
Amount reimbursed to the Company through February 28, 2014	(102.7)

Potential future cost reimbursements available (1)	87.0
Long-term receivable from Northrop in excess of the annual limitation included in the unaudited condensed consolidated balance sheet as of February 28, 2014	(72.3)
Amounts recoverable from Northrop in future periods included as a component of recoverable from the U.S. government and other third parties for environmental remediation costs in the unaudited condensed consolidated balance sheet as of February 28, 2014	(14.7)

Potential future recoverable amounts available under the Northrop Agreement	$—

(1)	Includes the short-term receivable from Northrop of $6.0 million as of February 28, 2014.

The Company’s applicable cost estimates reached the cumulative limitation under the Northrop Agreement during the third quarter of fiscal 2010. The Company has expensed $24.2 million of environmental remediation provision adjustments above the cumulative limitation under the Northrop Agreement through February 28, 2014. Accordingly, subsequent to the third quarter of fiscal 2010, the Company has incurred a higher percentage of expense related to additions to the Sacramento site and BPOU site environmental reserve until, and if, an arrangement is reached with the U.S. government. While the Company is currently seeking an arrangement with the U.S. government to recover environmental expenditures in excess of the reimbursement ceiling identified in the Northrop Agreement, there can be no assurances that such a recovery will be obtained, or if not obtained, that such unreimbursed environmental expenditures will not have a materially adverse effect on the Company’s operating results, financial condition, and/or cash flows.

Environmental reserves and estimated recoveries impact to unaudited condensed consolidated statements of operations

The expenses associated with adjustments to the environmental reserves are recorded as a component of other expense, net in the unaudited condensed consolidated statements of operations. Summarized financial information for the impact of environmental reserves and recoveries to the unaudited condensed consolidated statements of operations is set forth below:

	Estimated Recoverable Amounts Under U.S. Government Contracts	Expense (Benefit) to Unaudited Condensed Consolidated Statement of Operations	Total Environmental Reserve Adjustments
	(In millions)
Three months ended February 28, 2014	$5.1	$2.1	$7.2
Three months ended February 28, 2013	(1.1)	(0.5)	(1.6)

Note 9. Arrangements with Off-Balance Sheet Risk

As of February 28, 2014, arrangements with off-balance sheet risk consisted of:

•	$58.1 million in outstanding commercial letters of credit expiring through January 2015, the majority of which may be renewed, primarily to collateralize obligations for environmental remediation and insurance coverage.

•	$43.7 million in outstanding surety bonds to satisfy indemnification obligations for environmental remediation coverage.

•	Up to $120.0 million aggregate in guarantees by GenCorp of Aerojet Rocketdyne’s obligations to U.S. government agencies for environmental remediation activities.

•	$55.0 million related to the pending future acquisition of UTC’s 50% ownership interest of RD Amross and potential future post-close adjustments to the purchase price of the Rocketdyne Business.

•	Guarantees, jointly and severally, by the Company’s material domestic subsidiaries of their obligations under the Senior Credit Facility and 7 1/8% Notes.

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

Note 10. Cost Reduction Plan

On January 30, 2014, the Company announced a cost reduction plan (the “Restructuring Plan”) which will result in the reduction of the Company’s overall headcount by approximately 260 employees. In connection with the Restructuring Plan, the Company recorded a liability of $10.0 million in the first quarter of fiscal 2014, consisting of costs for severance, employee-related benefits and other associated expenses.

The costs of the Restructuring Plan related to ongoing business volume, $5.0 million as of February 28, 2014, have been capitalized and recorded in other current assets in the unaudited condensed consolidated balance sheet as they are probable of future recovery through the pricing of the Company’s products and services to the U.S. government. Costs of the Restructuring Plan related to the acquisition of the Rocketdyne Business, $5.0 million as of February 28, 2014, have been capitalized and recorded in other noncurrent assets in the unaudited condensed consolidated balance sheet. Such costs are reimbursable costs and will be allocated to the Company’s U.S. government contracts based on the Company’s planned integration savings exceeding its restructuring costs by a factor of at least two to one. The Company reviews on a quarterly basis the probability of recovery of these costs.

Note 11. Retirement Benefits

Pension Benefits

As of the last measurement date at November 30, 2013, the Company’s total defined benefit pension plan assets, total projected benefit obligations, and unfunded pension obligation for the tax-qualified pension plan were approximately $1,258.4 million, $1,538.6 million, and $261.7 million, respectively.

The Company does not expect to make any significant cash contributions to its government contractor business segment, Aerojet Rocketdyne, tax-qualified defined benefit pension plan until fiscal 2015, which are recoverable through the Company’s U.S government contracts. Additionally, the Company does not expect to make any significant cash contributions to the GenCorp tax-qualified defined benefit pension plan until fiscal 2018 or later, which are not recoverable through the Company’s U.S. government contracts. The Company estimates that approximately 91% of its unfunded pension obligation as of November 30, 2013 is related to Aerojet Rocketdyne which will be recoverable through its U.S. government contracts.

The PPA requires underfunded pension plans to improve their funding ratios based on the funded status of the plan as of specified measurement dates through contributions or application of prepayment credits. As of the last measurement date at November 30, 2013, the Company has accumulated $30.6 million in prepayment credits as a result of advanced funding.

The funded status of the pension plans may be adversely affected by the investment experience of the plans’ assets, by any changes in U.S. law and by changes in the statutory interest rates used by tax-qualified pension plans in the U.S. to calculate funding requirements. Accordingly, if the performance of the Company’s plans’ assets does not meet assumptions, if there are changes to the Internal Revenue Service regulations or other applicable law or if other actuarial assumptions are modified, future contributions to the underfunded pension plans could be higher than the Company expects.

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

Components of retirement benefit expense (income) are:

	Pension Benefits		Postretirement Medical and Life Insurance Benefits
	Three months ended
	February 28, 2014	February 28, 2013	February 28, 2014	February 28, 2013
	(In millions)
Service cost	$2.2	$1.3	$—	$—
Interest cost on benefit obligation	16.8	15.2	0.6	0.6
Assumed return on plan assets	(23.2)	(24.1)	—	—
Amortization of prior service credits	—	—	(0.2)	(0.2)
Recognized net actuarial losses (gains)	13.4	23.6	(0.7)	(0.5)

Retirement benefit expense (income)	$9.2	$16.0	$(0.3)	$(0.1)

Note 12. Discontinued Operations

On August 31, 2004, the Company completed the sale of its GDX business. On November 30, 2005, the Company completed the sale of the Fine Chemicals business. The remaining subsidiaries after the sale of GDX and the Fine Chemicals business are classified as discontinued operations. Summarized financial information for discontinued operations is set forth below:

	Three months ended
	February 28, 2014	February 28, 2013
	(In millions)
Net sales	$—	$—
Loss before income taxes	—	(0.1)
Income tax benefit	—	0.2
Income from discontinued operations, net of income taxes	—	0.1

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

Customers that represented more than 10% of net sales for the periods presented are as follows:

	Three months ended
	February 28, 2014	February 28, 2013
United Launch Alliance	27%	*
Lockheed Martin Corporation	20%	31%
Raytheon Company	18%	44%
NASA	15%	*

*	Less than 10%.

Sales in the first quarter of fiscal 2014 and 2013 directly and indirectly to the U.S. government and its agencies, including sales to the Company’s significant customers discussed above, totaled 94% and 96%, respectively, of net sales.

Selected financial information for each reportable segment is as follows:

	Three months ended
	February 28, 2014	February 28, 2013
	(In millions)
Net Sales:
Aerospace and Defense	$328.2	$242.3
Real Estate	1.5	1.4

Total	$329.7	$243.7

Segment Performance:
Aerospace and Defense	$33.4	$29.2
Environmental remediation provision adjustments	(1.6)	0.6
Retirement benefit plan expense	(6.1)	(10.7)
Unusual items	—	0.1

Aerospace and Defense Total	25.7	19.2

Real Estate	0.9	1.0

Total	$26.6	$20.2

Reconciliation of segment performance to income (loss) from continuing operations before income taxes:
Segment Performance	$26.6	$20.2
Interest expense	(12.4)	(11.2)
Interest income	—	0.1
Corporate retirement benefit plan expense	(2.8)	(5.2)
Stock-based compensation expense	(1.4)	(3.2)
Corporate and other expenses	(5.2)	(3.9)
Unusual items	(4.9)	(6.0)

Loss from continuing operations before income taxes	$(0.1)	$(9.2)

Note 14. Unusual Items

Total unusual items expense, a component of other expense, net in the unaudited condensed consolidated statements of operations was as follows:

	Three months ended
	February 28, 2014	February 28, 2013
	(In millions)
Aerospace and Defense:
Gain on legal matter	$—	$(0.1)

Aerospace and defense unusual items	$—	$(0.1)
Corporate:
Loss on debt repurchased	$4.9	$—
Loss on legal settlement	—	0.5
Rocketdyne Business acquisition related costs	—	5.5

Corporate unusual items	$4.9	$6.0

Total unusual items	$4.9	$5.9

A summary of the Company’s loss on the 4 1/16% Debentures repurchased during the first quarter of fiscal 2014 is as follows (in millions):

Principal amount repurchased	$4.5
Cash repurchase price	(9.4)

Loss on 4 1/16% Debentures repurchased	$(4.9)

During the first quarter of fiscal 2013, the Company recorded a charge of $0.5 million related to a legal settlement. During the first quarter of fiscal 2013, the Company recorded $0.1 million for realized gains and interest associated with the failure to register with the SEC the issuance of certain of the Company’s common shares under the defined contribution 401(k) employee benefit plan.

The Company incurred expenses of $5.5 million, including internal labor costs of $0.8 million, related to the Rocketdyne Business acquisition in the first quarter of fiscal 2013.

Note 15. Condensed Consolidating Financial Information

The Company is providing unaudited condensed consolidating financial information for its domestic subsidiaries that have guaranteed the 7  1⁄8% Notes, and for those subsidiaries that have not guaranteed the 7  1⁄8% Notes. These 100% owned subsidiary guarantors have, jointly and severally, fully and unconditionally guaranteed the 7  1⁄8% Notes subject to release under the following circumstances: (i) to enable the disposition of such property or assets to a party that is not the Company or a subsidiary guarantor to the extent permitted by and consummated in compliance with the indenture governing the 7  1⁄8% Notes; (ii) in case of a subsidiary guarantor that is released from its subsidiary guarantee, the release of the property and assets of such subsidiary guarantor; (iii) as permitted or required by the intercreditor agreement; (iv) with the consent of the holder of at least a majority in principal amount of the outstanding 7  1⁄8% Notes; or (v) when permitted or required by the indenture governing the 7  1⁄8% Notes. Prior to the consummation of the Acquisition and escrow release date, the 7  1⁄8% Notes were secured by a first priority security interest in the escrow account and all deposits and investment property therein. Following the consummation of the Acquisition and escrow release date on June 14, 2013, the subsidiary guarantees are a senior secured obligation of each subsidiary guarantor and rank (i) effectively junior to all of existing and future first-priority senior secured debt, including borrowings under the Senior Credit Facility, to the extent of the value of the assets securing such debt; (ii) effectively senior to all of the Company’s existing and future unsecured senior debt; (iii) senior in right of payment to all of the Company’s existing and future subordinated debt; and (iv) structurally subordinated to all existing and future liabilities of non-guarantor subsidiaries.

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

Condensed Consolidating Statements of Operations and Comprehensive Income

(Unaudited)

Three Months Ended February 28, 2014 (In millions):	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$323.1	$6.6	$—	$329.7
Cost of sales (exclusive of items shown separately below)	—	280.5	5.7	(0.2)	286.0
Selling, general and administrative	2.2	6.5	0.5	—	9.2
Depreciation and amortization	—	14.6	0.2	—	14.8
Interest expense	11.7	0.7	—	—	12.4
Other, net	4.9	3.0	(0.7)	0.2	7.4

(Loss) income from continuing operations before income taxes	(18.8)	17.8	0.9	—	(0.1)
Income tax (benefit) provision	(4.8)	6.4	0.4		2.0

(Loss) income from continuing operations	(14.0)	11.4	0.5	—	(2.1)
Income from discontinued operations	—	—	—	—	—

(Loss) income before equity income of subsidiaries	(14.0)	11.4	0.5	—	(2.1)
Equity income of subsidiaries	11.9	—	—	(11.9)	—

Net (loss) income	$(2.1)	$11.4	$0.5	$(11.9)	$(2.1)

Comprehensive income	$5.4	$16.5	$0.5	$(17.0)	$5.4

Three Months Ended February 28, 2013 (In millions):	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$237.7	$6.0	$—	$243.7
Cost of sales (exclusive of items shown separately below)	—	212.9	4.8	(0.2)	217.5
Selling, general and administrative	8.3	3.9	0.1	—	12.3
Depreciation and amortization	—	5.8	0.3	—	6.1
Interest expense	10.6	0.6	—	—	11.2
Other, net	10.5	(4.4)	(0.5)	0.2	5.8

(Loss) income from continuing operations before income taxes	(29.4)	18.9	1.3	—	(9.2)
Income tax (benefit) provision	(6.4)	12.3	(1.0)	—	4.9

(Loss) income from continuing operations	(23.0)	6.6	2.3	—	(14.1)
Income from discontinued operations	0.1	—	—	—	0.1

(Loss) income before equity income of subsidiaries	(22.9)	6.6	2.3	—	(14.0)
Equity income of subsidiaries	8.9	—	—	(8.9)	—

Net (loss) income	$(14.0)	$6.6	$2.3	$(8.9)	$(14.0)

Comprehensive income	$8.9	$22.7	$2.3	$(25.0)	$8.9

Condensed Consolidating Balance Sheets

February 28, 2014 (In millions):	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$143.8	$—	$0.3	$—	$144.1
Accounts receivable	—	195.9	3.3	—	199.2
Inventories	—	133.8	5.4	—	139.2
Recoverable from the U.S. government, Northrop, and other third parties for environmental remediation costs	0.1	28.3	—	—	28.4
Other receivables, prepaid expenses and other	3.4	18.1	1.0	—	22.5
Income taxes	17.0	—	—	(11.2)	5.8
Deferred income taxes	11.2	6.3	1.1	—	18.6

Total current assets	175.5	382.4	11.1	(11.2)	557.8
Property, plant and equipment, net	4.7	362.2	5.8	—	372.7
Recoverable from the U.S. government and other third parties for environmental remediation costs	0.7	85.8	—	—	86.5
Deferred income taxes	48.3	108.2	19.4	—	175.9
Goodwill	—	159.4	—	—	159.4
Intercompany receivable	152.8	—	31.2	(184.0)	—
Investments in subsidiaries	551.2	—	—	(551.2)	—
Other noncurrent assets and intangibles, net	26.6	290.6	45.1	—	362.3

Total assets	$959.8	$1,388.6	$112.6	$(746.4)	$1,714.6

Short-term borrowings and current portion of long-term debt	$2.7	$0.3	$—	$—	$3.0
Accounts payable	2.2	94.9	0.9	—	98.0
Reserves for environmental remediation costs	2.1	35.9	—	—	38.0
Income taxes	—	11.2	—	(11.2)	—
Other current liabilities, advance payments on contracts, and postretirement medical and life insurance benefits	131.0	180.7	2.8	—	314.5

Total current liabilities	138.0	323.0	3.7	(11.2)	453.5
Long-term debt	690.6	0.5	—	—	691.1
Reserves for environmental remediation costs	4.5	127.9	—	—	132.4
Pension benefits	22.4	234.8	—	—	257.2
Intercompany payable	—	184.0	—	(184.0)	—
Other noncurrent liabilities	56.5	64.3	11.8	—	132.6

Total liabilities	912.0	934.5	15.5	(195.2)	1,666.8
Commitments and contingencies (Note 8)
Redeemable common stock	0.1	—	—	—	0.1
Total shareholders’ equity	47.7	454.1	97.1	(551.2)	47.7

Total liabilities, redeemable common stock, and shareholders’ equity	$959.8	$1,388.6	$112.6	$(746.4)	$1,714.6

November 30, 2013 (In millions):	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$192.7	$4.9	$—	$—	$197.6
Accounts receivable	—	211.4	2.7	—	214.1
Inventories	—	100.5	5.4	—	105.9
Recoverable from the U.S. government, Northrop, and other third parties for environmental remediation costs	0.4	26.0	—	—	26.4
Other receivables, prepaid expenses and other	2.6	18.8	1.0	—	22.4
Income taxes	30.1	—	—	(17.5)	12.6
Deferred income taxes	10.9	4.9	1.2	—	17.0

Total current assets	236.7	366.5	10.3	(17.5)	596.0
Property, plant and equipment, net	4.7	364.4	5.6	—	374.7
Recoverable from the U.S. government and other third parties for environmental remediation costs	0.4	88.3	—	—	88.7
Deferred income taxes	48.8	107.2	19.7	—	175.7
Goodwill	—	159.6	—	—	159.6
Intercompany receivable	71.5	—	32.2	(103.7)	—
Investments in subsidiaries	534.5	—	—	(534.5)	—
Other noncurrent assets and intangibles, net	27.7	289.0	43.9	—	360.6

Total assets	$924.3	$1,375.0	$111.7	$(655.7)	$1,755.3

Short-term borrowings and current portion of long-term debt	$2.7	$0.2	$—	$—	$2.9
Accounts payable	2.2	119.1	1.2	—	122.5
Reserves for environmental remediation costs	3.8	32.8	—	—	36.6
Income taxes payable	—	16.9	0.6	(17.5)	—
Other current liabilities, advance payments on contracts, and postretirement medical and life insurance benefits	85.2	229.7	2.8	—	317.7

Total current liabilities	93.9	398.7	4.6	(17.5)	479.7
Long-term debt	695.7	0.6	—	—	696.3
Reserves for environmental remediation costs	4.3	130.4	—	—	134.7
Pension benefits	23.6	238.1	—	—	261.7
Intercompany payable	—	103.7	—	(103.7)	—
Other noncurrent liabilities	57.0	64.6	11.5	—	133.1

Total liabilities	874.5	936.1	16.1	(121.2)	1,705.5
Commitments and contingencies (Note 8)
Redeemable common stock	0.2	—	—	—	0.2
Total shareholders’ equity	49.6	438.9	95.6	(534.5)	49.6

Total liabilities, redeemable common stock, and shareholders’ equity	$924.3	$1,375.0	$111.7	$(655.7)	$1,755.3

Condensed Consolidating Statements of Cash Flows

Three Months Ended February 28, 2014 (In millions):	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$51.2	$(76.2)	$(0.3)	$—	$(25.3)
Cash flows from investing activities:	—
Capital expenditures	—	(8.9)	(0.4)	—	(9.3)

Net cash used in investing activities	—	(8.9)	(0.4)	—	(9.3)
Cash flows from financing activities:			—
Repayments on debt	(10.0)	—	—	—	(10.0)
Net transfers (to) from parent	(81.2)	80.2	1.0	—	—
Other financing activities	(8.9)	—	—	—	(8.9)

Net cash (used in) provided by financing activities	(100.1)	80.2	1.0	—	(18.9)

Net (decrease) increase in cash and cash equivalents	(48.9)	(4.9)	0.3	—	(53.5)
Cash and cash equivalents at beginning of year	192.7	4.9	—	—	197.6

Cash and cash equivalents at end of period	$143.8	$—	$0.3	$—	$144.1

Three Months Ended February 28, 2013 (In millions):	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$13.0	$(11.0)	$—	$4.9	$6.9
Cash flows from investing activities:
Capital expenditures	—	(9.0)	(0.1)	—	(9.1)
Other investing activities	(466.1)	(0.4)	—	—	(466.5)

Net cash used in investing activities	(466.1)	(9.4)	(0.1)	—	(475.6)
Cash flows from financing activities:
Repayments on debt	(0.6)	—	—	—	(0.6)
Proceeds from issuance of debt	460.0	—	—	—	460.0
Debt issuance costs	(12.3)	—	—	—	(12.3)
Net transfers (to) from parent	(20.5)	20.4	0.1	—	—
Other financing activities	0.2	—	—	—	0.2

Net cash provided by financing activities	426.8	20.4	0.1	—	447.3

Net (decrease) increase in cash and cash equivalents	(26.3)	—	—	4.9	(21.4)
Cash and cash equivalents at beginning of year	172.4	—	—	(10.3)	162.1

Cash and cash equivalents at end of period	$146.1	$—	$—	$(5.4)	140.7

Note 16. Subsequent Event

Subsequent to February 28, 2014, the Company repurchased 1.5 million of its common shares at a cost of $29.7 million.

On March 20, 2014, the shareholders approved the Company changing its state of incorporation from the State of Ohio to the State of Delaware.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless otherwise indicated or required by the context, as used in this Quarterly Report on Form 10-Q, the terms “the Company,” “we,” “our” and “us” refer to GenCorp Inc. and all of its subsidiaries that are consolidated in conformity with accounting principles generally accepted in the United States of America (“GAAP”).

The preparation of the consolidated financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. In addition, our operating results for interim periods may not be indicative of the results of operations for a full year. This section contains a number of forward-looking statements, all of which are based on current expectations and are subject to risks and uncertainties including those described in this Quarterly Report under the heading “Forward-Looking Statements.” Actual results may differ materially. This section should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended November 30, 2013, and periodic reports subsequently filed with the Securities and Exchange Commission (“SEC”).

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

A summary of the significant financial highlights for the first quarter of fiscal 2014 which management uses to evaluate our operating performance and financial condition is presented below.

•	Net sales for the first quarter of fiscal 2014 totaled $329.7 million compared to $243.7 million for the first quarter of fiscal 2013.

•	Net loss for the first quarter of fiscal 2014 was $2.1 million, or $0.03 loss per share, compared to a net loss of $14.0 million, or $0.24 loss per share, for the first quarter of fiscal 2013.

•	Adjusted EBITDAP (Non-GAAP measure) for the first quarter of fiscal 2014 was $40.9 million, or 12.4% of net sales, compared to $29.8 million or 12.2% of net sales, for the first quarter of fiscal 2013.

•	Segment performance (Non-GAAP measure) before environmental remediation provision adjustments, retirement benefit plan expense, and unusual items was $34.3 million for the first quarter of fiscal 2014, compared to $30.2 million for the first quarter of fiscal 2013.

•	Cash (used in) provided by operating activities in the first quarter of fiscal 2014 totaled ($25.3) million, compared to $6.9 million in the first quarter of fiscal 2013.

•	Free cash flow (Non-GAAP measure) in the first quarter of fiscal 2014 totaled ($34.6) million, compared to ($2.2) million in the first quarter of fiscal 2013.

•	As of February 28, 2014, we had $550.0 million in net debt (Non-GAAP measure) compared to $101.4 million as of February 28, 2013.

Our fiscal year ends on November 30 of each year. The fiscal year of our subsidiary, Aerojet Rocketdyne, ends on the last Saturday of November. As a result of the 2013 calendar, Aerojet Rocketdyne had 14 weeks of operations in the first quarter of fiscal 2013 compared to 13 weeks of operations in the first quarter of fiscal 2014. The additional week of operations in the first quarter of fiscal 2013 accounted for $27.8 million in additional net sales.

In July 2012, we signed a stock and asset purchase agreement (the “Original Purchase Agreement”) with United Technologies Corporation (“UTC”) to acquire the Pratt & Whitney Rocketdyne division (the “Rocketdyne Business”) from UTC for $550 million (the “Acquisition”). On June 10, 2013, the Federal Trade Commission (“FTC”) announced that it closed its investigation into the

Acquisition under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. On June 12, 2013, we entered into an amended and restated stock and asset purchase agreement, (the “Amended and Restated Purchase Agreement”) with UTC, which amended and restated the Original Purchase Agreement, as amended. On June 14, 2013, we completed the acquisition of substantially all of the Rocketdyne Business pursuant to the Amended and Restated Purchase Agreement. The aggregate consideration to UTC was $411 million, paid in cash, which represents the initial purchase price of $550 million reduced by $55 million relating to the pending future acquisition of UTC’s 50% ownership interest of RD Amross, LLC (“RD Amross” a joint venture with NPO Energomash of Khimki, Russia which sells RD-180 engines to RD Amross), and the portion of the UTC business that markets and supports the sale of RD-180 engines (the “RDA Acquisition”). The acquisition of UTC’s 50% ownership interest of RD Amross and UTC’s related business is contingent upon certain conditions including receipt of certain Russian governmental regulatory approvals, which may not be obtained. Pursuant to the terms of the Amended and Restated Purchase Agreement, either party to such agreement may terminate the obligations to consummate the RDA Acquisition on or after June 12, 2015; provided, however, that such termination date may be extended for up to four additional three-month periods (with the final termination date extended until June 12, 2016). Subject to the terms of Amended and Restated Purchase Agreement, in order to extend the termination date, either party may request the extension by providing written notice to the other party at least five business days prior to the termination date, provided that the requesting party must have a reasonable belief at the time such notice is given that a certain authorization from the Russian government will be forthcoming for completion of the RDA Acquisition. The purchase price was further adjusted for advance payments on contracts, capital expenditures and other net assets, and is subject further to post-closing adjustments.

The Rocketdyne Business integration costs incurred and capitalized through February 28, 2014, all of which we believe will be allocated to our U.S. government contracts, totaled $16.9 million. The final determination as to whether these integration costs are reimbursable costs is based on our planned integration savings exceeding our restructuring costs by a factor of at least two to one. While we believe that the anticipated restructuring savings will exceed restructuring costs by a factor of at least two to one, there can be no assurance that we will be successful in obtaining the anticipated savings.

The unaudited pro forma information for the periods set forth below gives effect to the Acquisition as if it had occurred at the beginning of each respective fiscal year. These amounts have been calculated after applying our accounting policies and adjusting the results of the Rocketdyne Business to reflect depreciation and amortization that would have been charged assuming the fair value adjustments to property, plant and equipment and intangible assets had been applied as at the beginning of each respective year, together with the tax effects, as applicable. The pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the Acquisition been consummated as of that time or that may result in the future. The pro forma information for the first quarter of fiscal 2013 is presented below (in millions, except per share amounts):

Net sales:
As reported	$243.7
Pro forma	$420.9
Net (loss) income:
As reported	($14.0)
Pro forma	$12.1
Basic (loss) income per share
As reported	($0.24)
Pro forma	$0.20
Diluted (loss) income per share
As reported	($0.24)
Pro forma	$0.17

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

Some of the significant challenges we face are as follows: dependence upon government programs and contracts, future reductions or changes in U.S. government spending in our industry, integration of the Rocketdyne Business (including integration into our enterprise resource planning (“ERP”) system, environmental matters, capital structure and an underfunded pension plan. Some of these matters are discussed in more detail below.

Major Customers

The principal end user customers of our products and technology are agencies of the U.S. government. Since a majority of our sales are, directly or indirectly, to the U.S. government, funding for the purchase of our products and services generally follows trends in U.S. aerospace and defense spending. However, individual U.S. government agencies, which include the military services, NASA, the Missile Defense Agency, and the prime contractors that serve these agencies, exercise independent purchasing power within “budget top-line” limits. Therefore, sales to the U.S. government are not regarded as sales to one customer, but rather each contracting agency is viewed as a separate customer.

Customers that represented more than 10% of net sales for the periods presented are as follows:

	Three months ended
	February 28, 2014	February 28, 2013
United Launch Alliance	27%	*
Lockheed Martin Corporation	20%	31%
Raytheon Company	18%	44%
NASA	15%	*

*	Less than 10%.

Sales in the first quarter of fiscal 2014 and 2013 directly and indirectly to the U.S. government and its agencies, including sales to our significant customers discussed above, totaled 94% and 96%, respectively, of net sales. The Standard Missile program, which is included in the U.S. government sales, represented 12% and 32% of net sales for the first quarter of fiscal 2014 and 2013, respectively.

Industry Update

Our primary aerospace and defense customers include the DoD and its agencies, NASA, and the prime contractors that supply products to these customers. We are seeing more opportunities for commercial launch and in-space business. In addition, sales to our aerospace and defense customers that provide products to international customers continue to grow. However, we rely on particular levels of U.S. government spending on propulsion systems for defense, space and armament systems for precision tactical weapon systems and munitions applications, and our backlog depends, in large part, on continued funding by the U.S. government for the programs in which we are involved. These funding levels are not generally correlated with any specific economic cycle, but rather follow the cycle of general public policy and political support for this type of funding. Moreover, although our contracts often contemplate that our services will be performed over a period of several years, the U.S. President must propose and Congress must appropriate funds for a given program each government fiscal year (“GFY”) and may significantly increase, decrease or eliminate, funding for a program. A decrease in DoD and/or NASA expenditures, the elimination or curtailment of a material program in which we are or hope to be involved, or changes in payment patterns of our customers as a result of changes in U.S. government outlays, could have a material adverse effect on our operating results, financial condition, and/or cash flows.

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

Despite overall U.S. government budget pressures, we believe we are well-positioned to benefit from funding in DoD and NASA priority areas. This view reflects the DoD’s strategic guidance report released in January 2012, and the recently released 2014 Quadrennial Defense Review (“QDR”) which affirms support for many of our core programs and points toward continued DoD investment in: access to space — in order to ensure access to this highly congested and contested “global commons”; missile defense — in order to protect the homeland, counter weapons of mass destruction and enhance space-based capabilities; and power projection by tactical missile systems. The QDR explicitly states Missile Defense, Space, Nuclear Deterrence, and Precision Strike as key capabilities for the DoD to preserve.

During 2013, Congress began consideration of a new NASA Authorization Act, authorizing NASA funding for the next several years, starting with GFY 2014. Ultimately, Congress did not complete action on a new NASA Authorization Act in 2013, but is expected to soon resume consideration in 2014. In 2010, the NASA Authorization Act, which remains in effect, impacted GFYs 2011-2013. NASA has again identified the Space Launch System (“SLS”) program as one of its top priorities in the NASA portion of the GFY 2015 President’s Budget Request. The SLS program also enjoys wide bipartisan support in both chambers of Congress. We maintain a strong relationship with NASA and our propulsion systems have been powering NASA launch vehicles and spacecraft since the inception of the U.S. space program. Our booster and upper stage propulsion systems are currently baselined on the new SLS vehicle and both upper stage and booster engines are in development for future SLS variants. Due to the retirement of the space shuttle fleet, U.S. astronauts are now dependent on Russian Soyuz flights for access to the International Space Station (“ISS”) for the better part of this decade. NASA has indicated that it is working to re-establish U.S. manned space capability as soon as possible through development of the commercial cargo and crew ISS resupply capability and the heavy lift SLS designed for manned deep space exploration. In both instances, we have significant propulsion content.

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

A summary of our recoverable amounts, environmental reserves, and range of liability, as of February 28, 2014 is presented below:

	Recoverable Amount	Reserve	Estimated Range of Liability
	(In millions)
Sacramento	$87.7	$128.6	$128.6 – $200.8
BPOU	18.0	26.4	26.4 – 56.4
Other Aerojet Rocketdyne sites	8.3	8.8	8.8 – 23.6
Other sites	0.9	6.6	6.6 – 8.3

Total	$114.9	$170.4	$170.4 – $289.1

Most of our environmental costs are incurred by our Aerospace and Defense segment, and certain of these future costs are allowable to be included in our contracts with the U.S. government and allocable to Northrop Grumman Corporation (“Northrop”) until the cumulative expenditure limitation is reached (discussed below).

On January 12, 1999, Aerojet Rocketdyne and the U.S. government implemented the October 1997 Agreement in Principle (“Global Settlement”) resolving certain prior environmental and facility disagreements, with retroactive effect to December 1, 1998. Under the Global Settlement, Aerojet Rocketdyne and the U.S. government resolved disagreements about an appropriate cost-sharing ratio with respect to the cleanup costs of the environmental contamination at the Sacramento and Azusa sites. The Global Settlement cost-sharing ratio does not have a defined term over which costs will be recovered. Additionally, in conjunction with the sale of the EIS business in 2001, Aerojet Rocketdyne entered into an agreement with Northrop (the “Northrop Agreement”) whereby Aerojet Rocketdyne is reimbursed by Northrop for a portion of environmental expenditures eligible for recovery under the Global Settlement, subject to annual and cumulative limitations. As of February 28, 2014, $72.3 million remained for future cost reimbursements from Northrop subject to an annual billing limitation to Northrop of $6.0 million.

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

Allowable environmental costs are charged to our contracts as the costs are incurred. Aerojet Rocketdyne’s mix of contracts can affect the actual reimbursement made by the U.S. government. Because these costs are recovered through forward-pricing arrangements, the ability of Aerojet Rocketdyne to continue recovering these costs from the U.S. government depends on Aerojet

Rocketdyne’s sustained business volume under U.S. government contracts and programs and the relative size of Aerojet Rocketdyne’s commercial business. Annually, we evaluate Aerojet Rocketdyne’s forecasted business volume under U.S. government contracts and programs and the relative size of Aerojet Rocketdyne’s commercial business as part of its long-term business review. Since the acquisition of the Rocketdyne Business closed in the third quarter of fiscal 2013, the prospective mix of contracts may affect the actual reimbursement made by the U.S. government. Under the Global Settlement, environmental costs are allocable to the newly acquired business. Additionally, we are reviewing the percentage of Global Settlement environmental costs allocable to our Aerojet Rocketdyne business and Northrop. Any change in the percentage allocable will require approval from the U.S. government and if received, this change may materially and favorably affect our results of operations and cash flows in the period received along with future periods.

The inclusion of such environmental costs in our contracts with the U.S. government impacts our competitive pricing and earnings; however, we believe that this impact is mitigated by driving improvements and efficiencies across our operations as well as our ability to deliver innovative and quality products to our customers.

Capital Structure

We have a substantial amount of debt for which we are required to make interest and principal payments. Interest on long-term financing is not a recoverable cost under our U.S. government contracts. As of February 28, 2014, we had $694.1 million of debt principal outstanding. The fair value of the debt outstanding at February 28, 2014 was $938.1 million.

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

We estimate that approximately 91% of our unfunded pension obligation as of November 30, 2013 is related to Aerojet Rocketdyne which will be recoverable through our U.S. government contracts.

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

Rocketdyne Business ERP Integration

The integration of the Rocketdyne Business into our enterprise resource planning (“ERP”) system is scheduled to be complete by the first half of 2015. Any extension beyond January 1, 2015 will result in additional implementation costs and fees paid to UTC for additional transitional services costs.

Results of Operations

Net Sales:

	Three months ended
	February 28, 2014	February 28, 2013	Change*
	(In millions)
Net sales:	$329.7	$243.7	$86.0

*	Primary reason for change. The increase in net sales was primarily due to sales from the Rocketdyne Business which was acquired on June 14, 2013 and contributed $161.4 million of net sales in the first quarter of fiscal 2014. The increase in net sales was partially offset by the following (i) a decrease of $38.5 million in the various Standard Missile programs primarily from the transitioning of the Standard Missile-3 Block IB program from development activities to production, decreased development activities for the Throttling Divert and Attitude Control System for the Standard Missile-3 Block IIA program, and lower deliveries on the Standard Missile-1 Regrain program as a result of near completion of the program and (ii) an additional week of operations in the first quarter of fiscal 2013 resulting in $27.8 million in net sales (see discussion below).

The Standard Missile program represented 12% and 32% of net sales, respectively, for the first quarter of fiscal 2014 and 2013. The Standard Missile-3 Block IB contract transitioned from a research and development contract into a low rate production contract during the first quarter of fiscal 2014. As such, revenue recognition transitioned from the cost-to-cost percentage of completion method to the units of delivery percentage of completion method. This transition not only impacted the timing of revenue recognition but also had adverse working capital impacts including an increase of $12.4 million in accounts receivable from November 30, 2013 related to the transition period.

Appropriations bills for both DoD and NASA have become increasingly difficult for Congress to pass by the start of the GFY resulting in funding delays to many of our customers and, in turn, delays in contract awards received by us. This generally leads to delays in the number of new and follow-on awards in the first half of the fiscal year and an increase during the second half, which results in varying levels of uncertainty in the timing of contract awards received and sales generated by Aerojet Rocketdyne.

Our fiscal year ends on November 30 of each year. The fiscal year of our subsidiary, Aerojet Rocketdyne, ends on the last Saturday of November. As a result of the 2013 calendar, Aerojet Rocketdyne had 14 weeks of operations in the first quarter of fiscal 2013 compared to 13 weeks of operations in the first quarter of fiscal 2014. The additional week of operations in the first quarter of fiscal 2013 accounted for $27.8 million in additional net sales.

Cost of Sales (exclusive of items shown separately below):

	Three months ended
	February 28, 2014	February 28, 2013	Change*
	(In millions, except percentage amounts)
Cost of sales:	$286.0	$217.5	$68.5
Percentage of net sales	86.7%	89.2%
Percentage of net sales excluding retirement benefit expense and step-up in fair value of inventory	84.6%	84.9%
Components of cost of sales:
Cost of sales excluding retirement benefit expense and step-up in fair value of inventory	$278.9	$206.8	$72.1
Cost of sales associated with the Acquisition step-up in fair value of inventory not allocable to our U.S. government contracts	1.0	—	1.0
Retirement benefit expense	6.1	10.7	(4.6)

Cost of sales	$286.0	$217.5	$68.5

*	Primary reason for change. The modest improvement in cost of sales excluding retirement benefit expense and step-up in fair value of inventory as a percentage of net sales was primarily due to favorable contract performance on tactical propulsion programs.

Selling, General and Administrative (“SG&A”):

	Three months ended
	February 28, 2014	February 28, 2013	Change*
	(In millions, except percentage amounts)
SG&A:	$9.2	$12.3	$(3.1)
Percentage of net sales	2.8%	5.0%
Components of SG&A:
SG&A excluding retirement benefit expense and stock-based compensation	5.0	3.9	1.1
Stock-based compensation	1.4	3.2	(1.8)
Retirement benefit expense	2.8	5.2	(2.4)

SG&A	$9.2	$12.3	$(3.1)

*	Primary reason for change. The decrease in SG&A expense was primarily driven by the following (i) lower non-cash retirement benefit plan expense (see discussion of “Retirement Benefit Plans” below) and (ii) a decrease of $1.8 million in stock-based compensation primarily as a result of increases in the fair value of the stock appreciation rights in the first quarter of fiscal 2013. The decrease in SG&A was partially offset by an increase in personnel costs to support our scale of operations.

Depreciation and Amortization:

	Three months ended
	February 28, 2014	February 28, 2013	Change*
	(In millions)
Depreciation and amortization:	$14.8	$6.1	$8.7

*	Primary reason for change. The increase in depreciation and amortization is primarily related to the following: (i) $5.5 million of depreciation expense related to the Rocketdyne Business of which $2.7 million was associated with the step-up in fair value of the tangible assets not allocable to our U.S. government contracts and (ii) $3.0 million of amortization of intangibles associated with the Rocketdyne Business since the Acquisition.

Other Expense, net:

	Three months ended
	February 28, 2014	February 28, 2013	Change*
	(In millions)
Other expense, net	$7.4	$5.9	$1.5

*	Primary reason for change. The increase in other expense, net was primarily due to an increase of $2.6 million in environmental remediation expenses partially offset by a decrease of $1.0 million in unusual item charges. See Notes 8(b) and 8(c) in Notes to Unaudited Condensed Consolidated Financial Statements for additional discussion of environmental remediation matters. See discussion of unusual items below.

Total unusual items (income)/expense, a component of other expense, net in the unaudited condensed consolidated statements of operations, was as follows:

	Three months ended
	February 28, 2014	February 28, 2013
	(In millions)
Aerospace and Defense:
Gain on legal matter	$—	$(0.1)

Aerospace and defense unusual items	$—	$(0.1)
Corporate:
Loss on debt repurchased	$4.9	$—
Loss on legal settlement	—	0.5
Rocketdyne Business acquisition-related costs	—	5.5

Corporate unusual items	$4.9	$6.0

Total unusual items	$4.9	$5.9

First Quarter of fiscal 2014 Activity:

A summary of the Company’s loss on the 4.0625% Convertible Subordinated Debentures (the “4 1/16% Debentures”) repurchased during the first quarter of fiscal 2014 is as follows (in millions):

Principal amount repurchased	$4.5
Cash repurchase price	(9.4)

Loss on 4 1/16% Debentures repurchased	$(4.9)

First Quarter of fiscal 2013 Activity:

During the first quarter of fiscal 2013, we recorded a charge of $0.5 million related to a legal settlement. During the first quarter of fiscal 2013, we recorded $0.1 million for realized gains and interest associated with the failure to register with the SEC the issuance of certain of our common shares under the defined contribution 401(k) employee benefit plan. We incurred expenses of $5.5 million, including internal labor costs of $0.8 million, related to the Rocketdyne Business acquisition in the first quarter of fiscal 2013.

Interest Expense:

	Three months ended
	February 28, 2014	February 28, 2013	Change*
	(In millions)
Interest expense	$12.4	$11.2	$1.2
Components of interest expense:
Contractual interest and other	11.5	9.4	2.1
Amortization of deferred financing costs	0.9	1.8	(0.9)

*	Primary reason for change. The increase in interest expense was primarily due to the issuance of the 7.125% Second-Priority Senior Secured Notes due 2021 (the “7 1⁄8% Notes”) in January 2013 related to the acquisition of the Rocketdyne Business partially offset by the amortization in the first quarter of fiscal 2013 of the $510 million debt commitment fee with Morgan Stanley Senior Funding, Inc. and Citigroup Global Markets Inc. entered into in July 2012.

Interest Income:

	Three months ended
	February 28, 2014	February 28, 2013	Change*
	(In millions)
Interest income	$—	$(0.1)	$0.1

*	Primary reason for change. Interest income was essentially unchanged for the periods presented.

Income Tax Provision:

	Three months ended
	February 28, 2014	February 28, 2013
	(In millions)
Income tax provision	$2.0	$4.9
Components of income tax provision:
Federal and state current income tax expense	$7.8	$5.8
Net deferred (benefit) expense	(5.8)	1.1
Benefit of fiscal 2012 research credits	—	(2.0)

The effective tax rate for the first quarter of fiscal 2014 is (2000%) and differs from the federal statutory rate of 35% primarily due to the significant non-deductible premium on the 4 1⁄16% Debentures repurchased during the first quarter of fiscal 2014, which we have treated for tax purposes as a non-recurring, discrete event for the quarter, as well as the impacts from state income taxes and certain expenditures which are permanently not deductible for tax purposes. The effective tax rate for the first quarter of fiscal 2013 was (53.3%) and differs from the federal statutory tax rate of 35% primarily due to the impact of the change in the valuation allowance, certain permanently non-deductible items (principally interest) and state income taxes, offset by the benefit from the federal re-enactment of the research and development credit retroactive to fiscal 2012.

As of February 28, 2014, the liability for uncertain income tax positions was $6.7 million. Due to the high degree of uncertainty regarding the timing of potential future cash flows associated with the respective liabilities, we are unable to make a reasonably reliable estimate of the amount and period in which these liabilities might be paid. It is reasonably possible that a reduction of up to $0.3 million of unrecognized tax benefits and related interest may occur within the next 12 months as a result of the expiration of certain statute of limitations.

Discontinued Operations:

On August 31, 2004, we completed the sale of our GDX Automotive (“GDX”) business. On November 30, 2005, we completed the sale of the Fine Chemicals business. The remaining subsidiaries after the sale of GDX and the Fine Chemicals business are classified as discontinued operations. Summarized financial information for discontinued operations is set forth below:

	Three months ended
	February 28, 2014	February 28, 2013
	(In millions)
Net sales	$—	$—
Loss before income taxes	—	(0.1)
Income tax benefit	—	0.2
Income from discontinued operations, net of income taxes	—	0.1

Retirement Benefit Plans:

Components of retirement benefit expense are:

	Three months ended
	February 28, 2014	February 28, 2013
	(In millions)
Service cost	$2.2	$1.3
Interest cost on benefit obligation	17.4	15.8
Assumed return on plan assets	(23.2)	(24.1)
Amortization of prior service credits	(0.2)	(0.2)
Recognized net actuarial losses	12.7	23.1

Retirement benefit expense	$8.9	$15.9

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

Additionally, we sponsor a defined contribution 401(k) plan and participation in the plan is available to all employees. The cost of the 401(k) plan was $5.1 million and $2.9 million, respectively, in the first quarter of fiscal 2014 and 2013. The cost is recoverable through our U.S. government contracts.

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

Aerospace and Defense Segment

	Three months ended
	February 28, 2014	February 28, 2013	Change*
	(In millions, except percentage amounts)
Net sales	$328.2	$242.3	$85.9
Segment performance (1)	25.7	19.2	6.5
Segment margin	7.8%	7.9%
Segment margin before environmental remediation provision adjustments, retirement benefit plan expense and unusual items (Non-GAAP measure) (1)	10.2%	12.1%
Components of segment performance:
Aerospace and Defense (1)	$33.4	$29.2	$4.2
Environmental remediation provision adjustments	(1.6)	0.6	(2.2)
Retirement benefit plan expense	(6.1)	(10.7)	4.6
Unusual items — legal related matters	—	0.1	(0.1)

Aerospace and Defense total (1)	$25.7	$19.2	$6.5

(1)	Includes expenses of $6.7 million, 2.0% of net sales, in the first quarter of fiscal 2014 related to the following (i) depreciation associated with the step-up in fair value of tangible assets not allocable to our U.S. government contracts; (ii) amortization of intangible assets associated with the Rocketdyne Business acquisition; and (iii) cost of sales associated with the step-up in fair value of inventory not allocable to our U.S. government contracts.

*	Primary reason for change. The increase in net sales was primarily due to sales from the Rocketdyne Business which was acquired on June 14, 2013 and contributed $161.4 million of net sales in the first quarter of fiscal 2014. The increase in net sales was partially offset by the following: (i) a decrease of $38.5 million in the various Standard Missile programs primarily from the transitioning of the Standard Missile-3 Block IB program from development activities to production, decreased development activities for the Throttling Divert and Attitude Control System for the Standard Missile-3 Block IIA program, and lower deliveries on the Standard Missile-1 Regrain program as a result of near completion of the program and (ii) an additional week of operations in the first quarter of fiscal 2013 resulting in $27.8 million in net sales.

The decrease in the segment margin before environmental remediation provision adjustments, retirement benefit plan expense and unusual items compared to the comparable prior year period, was primarily due to expenses of $6.7 million, 2.0% of net sales, in the first quarter of fiscal 2014 related to the following: (i) depreciation associated with the step-up in fair value of tangible assets not allocable to our U.S. government contracts; (ii) amortization of intangible assets associated with the Rocketdyne Business acquisition; and (iii) cost of sales associated with the step-up in fair value of inventory not allocable to our U.S. government contracts.

A summary of our backlog is as follows:

	February 28, 2014	November 30, 2013
	(In billions)
Funded backlog	$1.6	$1.7
Unfunded backlog	1.4	0.8

Total contract backlog	$3.0	$2.5

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

Appropriations bills for both DoD and NASA have become increasingly difficult for Congress to pass by the start of the GFY resulting in funding delays to many of our customers and, in turn, delays in contract awards received by us. This generally leads to delays in the number of new and follow-on awards in the first half of the fiscal year and an increase during the second half, which result in varying levels of uncertainty in the timing of contract awards received and sales generated by Aerojet Rocketdyne.

Real Estate Segment

	Three months ended
	February 28, 2014	February 28, 2013	Change*
	(In millions)
Net sales	$1.5	$1.4	$0.1
Segment performance	$0.9	$1.0	$(0.1)

*	Primary reason for change. Net sales and segment performance consist primarily of rental property operations.

Use of Non-GAAP Financial Measures

In addition to segment performance (discussed above), we provide the Non-GAAP financial measure of our operational performance called Adjusted EBITDAP. We use this metric to further our understanding of the historical and prospective consolidated core operating performance of our segments, net of expenses resulting from our corporate activities in the ordinary, on-going and customary course of our operations. Further, we believe that to effectively compare the core operating performance metric from period to period on a historical and prospective basis, the metric should exclude items relating to retirement benefits (pension and postretirement benefits), significant non-cash expenses, the impacts of financing decisions on the earnings, and items incurred outside the ordinary, on-going and customary course of our operations. Accordingly, we define Adjusted EBITDAP as GAAP loss from continuing operations before income taxes adjusted by interest expense, interest income, depreciation and amortization, retirement benefit expense, and unusual items which we do not believe are reflective of such ordinary, on-going and customary course activities. Adjusted EBITDAP does not represent, and should not be considered an alternative to, net loss, as determined in accordance with GAAP.

	Three months ended
	February 28, 2014	February 28, 2013
	(In millions, except percentage amounts)
Loss from continuing operations before income taxes	$(0.1)	$(9.2)
Interest expense	12.4	11.2
Interest income	—	(0.1)
Depreciation and amortization	14.8	6.1
Retirement benefit expense	8.9	15.9
Unusual items	4.9	5.9

Adjusted EBITDAP	$40.9	$29.8

Adjusted EBITDAP as a percentage of net sales	12.4%	12.2%

In addition to segment performance and Adjusted EBITDAP, we provide the Non-GAAP financial measures of free cash flow and net debt. We use these financial measures, both in presenting our results to stakeholders and the investment community, and in our internal evaluation and management of the business. Management believes that these financial measures are useful because it presents our business using the same tools that management uses to gauge progress in achieving our goals.

	Three months ended
	February 28, 2014	February 28, 2013
	(In millions)
Cash (used in) provided by operating activities	$(25.3)	$6.9
Capital expenditures	(9.3)	(9.1)

Free cash flow	$(34.6)	$(2.2)

	February 28, 2014	February 28, 2013
	(In millions)
Debt principal	$694.1	$708.1
Cash and cash equivalents	(144.1)	(140.7)
Restricted cash	—	(466.0)

Net debt	$550.0	$101.4

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

Other Information

Recently Adopted Accounting Pronouncement

In July 2013, the Financial Accounting Standards Board (the “FASB”) issued an amendment to the accounting guidance related to the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss or a tax credit carryforward exists. The guidance requires an unrecognized tax benefit to be presented as a decrease in a deferred tax asset where a net operating loss, a similar tax loss, or a tax credit carryforward exists and certain criteria are met. We adopted this guidance beginning in the first quarter of fiscal 2014. As the accounting standard only impacted presentation, the new standard did not have an impact on our financial position, results of operations, or cash flows.

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

In our Aerospace and Defense segment, recognition of profit on long-term contracts requires the use of assumptions and estimates related to the contract value or total contract revenue, the total cost at completion and the measurement of progress towards completion. Due to the nature of the programs, developing the estimated total cost at completion requires the use of significant judgment. Estimates are continually evaluated as work progresses and are revised as necessary. Factors that must be considered in estimating the work to be completed include labor productivity, the nature and technical complexity of the work to be performed, availability and cost volatility of materials, subcontractor and vendor performance, warranty costs, volume assumptions, anticipated labor agreements and inflationary trends, schedule and performance delays, availability of funding from the customer, and the recoverability of costs incurred outside the original contract included in any estimates to complete. We review contract performance and cost estimates for some contracts at least monthly and for others at least quarterly and more frequently when circumstances significantly change. When a change in estimate is determined to have an impact on contract profit, we will record a positive or negative adjustment to the statement of operations. Changes in estimates and assumptions related to the status of certain long-term contracts may have a material effect on our operating results. The following table summarizes the impact from changes in estimates and assumptions on the statement of operations on key contracts, representing 85% of our net sales over the first quarters of fiscal 2014 and 2013, accounted for under the percentage-of-completion method of accounting (in millions, except per share amounts):

	Three Months Ended
	February 28, 2014	February 28, 2013

Favorable effect of the changes in contract estimates on loss from continuing operations before income taxes	$2.3	$6.2
Favorable effect of the changes in contract estimates on net loss	1.5	3.6
Favorable effect of the changes in contract estimates on basic and diluted loss per share	0.03	0.06

A detailed description of our significant accounting policies can be found in our most recent Annual Report on Form 10-K for the fiscal year ended November 30, 2013.

Arrangements with Off-Balance Sheet Risk

As of February 28, 2014, arrangements with off-balance sheet risk consisted of:

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

We provide product warranties in conjunction with certain product sales. The majority of our warranties are one-year standard warranties for parts, workmanship, and compliance with specifications. On occasion, we have made commitments beyond the standard warranty obligation. While we have contracts with warranty provisions, there is not a history of any significant warranty claims experience. A reserve for warranty exposure is made on a product by product basis when it is both estimable and probable. These costs are included in the program’s estimate at completion and are expensed in accordance with our revenue recognition methodology.

Liquidity and Capital Resources

Net Cash (Used in) Provided by Operating, Investing, and Financing Activities

The change in cash and cash equivalents was as follows:

	Three months ended
	February 28, 2014	February 28, 2013
	(In millions)
Net Cash (Used in) Provided by Operating Activities	$(25.3)	$6.9
Net Cash Used in Investing Activities	(9.3)	(475.6)
Net Cash (Used in) Provided by Financing Activities	(18.9)	447.3

Net Decrease in Cash and Cash Equivalents	$(53.5)	$(21.4)

Net Cash (Used in) Provided by Operating Activities

The $25.3 million of cash used by operating activities in the first quarter of fiscal 2014 was primarily the result of cash used to fund working capital (excluding the impact of changes in current deferred income taxes) including our real estate activities. The funding of working capital is primarily due to the following (i) an increase of $33.3 million in inventories primarily due to growth in capitalized overhead and (ii) a decrease of $24.5 million in accounts payable related to the timing of payments. The cash used to fund working capital was partially offset by the loss before income taxes adjusted for non-cash items of $29.7 million.

The $6.9 million of cash provided by operating activities in the first quarter of fiscal 2013 was primarily the result of loss before income taxes adjusted for non-cash items which generated $17.6 million. This amount was partially offset by cash used to fund working capital (excluding the impact of changes in current deferred income taxes) including our real estate activities of $4.9 million. The funding of working capital is due the following (i) a decrease in contract advances from prior year related to the timing of contract payments; (ii) an increase in accounts receivables due to timing of sales during the quarter; and (iii) an increase in inventories due to growth in capitalized overhead and to a lesser extent the timing of deliveries under the Atlas V program. These factors were partially offset by an increase in other current liabilities from the prior year primarily related to the timing of payments associated to employee compensation and benefits.

Net Cash Used In Investing Activities

During the first quarter of fiscal 2014 and 2013, we had capital expenditures of $9.3 million and $9.1 million, respectively.

As of February 28, 2013, we designated $466.0 million as restricted cash related to the cash collateralization of the 7 1/8% Notes issued in January 2013 and related interest costs. See Note 7 of the Notes to Unaudited Condensed Consolidated Financial Statements for additional information.

Net Cash (Used in) Provided by Financing Activities

During the first quarter of fiscal 2014, we repurchased 0.5 million of our common shares at a cost of $8.6 million and had $10.0 million in cash payments of debt (see below).

During the first quarter of fiscal 2013, we issued $460.0 million of debt and had $0.6 million in debt repayments. In addition, we incurred $12.3 million debt issuance costs.

Debt Activity and Senior Credit Facility

Our debt activity during the first quarter of fiscal 2014 was as follows:

	November 30, 2013	Cash Payments	Non-cash Activity	February 28, 2014
	(In millions)
Term loan	$45.0	$(0.6)	$—	$44.4
7 1/8% Notes	460.0	—	—	460.0
4 1/16% Debentures	193.2	(9.4)	4.9	188.7
2 1/4% Convertible Subordinated Debentures	0.2	—	—	0.2
Other debt	0.8	—	—	0.8

Total Debt and Borrowing Activity	$699.2	$(10.0)	$4.9	$694.1

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

As of February 28, 2014, we had $58.1 million outstanding letters of credit under the $100.0 million subfacility for standby letters of credit and had $44.4 million outstanding under the term loan facility.

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

Financial Covenant	Actual Ratios as of February 28, 2014	Required Ratios
Interest coverage ratio, as defined under the Senior Credit Facility	4.25 to 1.00	Not less than: 2.4 to 1.00
Leverage ratio, as defined under the Senior Credit Facility	3.03 to 1.00	Not greater than: 4.25 to 1.00

We were in compliance with our financial and non-financial covenants as of February 28, 2014.

Outlook

Short-term liquidity requirements consist primarily of recurring operating expenses, including but not limited to costs related to our capital and environmental expenditures, integration costs of the Rocketdyne Business, debt service requirements, and retirement benefit plans. We believe that our existing cash and cash equivalents, cash flow from operations, and existing credit facilities will provide sufficient funds to meet our operating plan for the next twelve months. The operating plan for this period provides for full operation of our businesses, and interest and principal payments on our debt.

We may from time to time seek to retire or purchase our outstanding debt through cash purchases and/or exchanges for equity securities, in open market purchases, privately negotiated transactions or otherwise. Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material. Subsequent to February 28, 2014, the Company repurchased 1.5 million of its common shares at a cost of $29.7 million.

As disclosed in Note 9 of the Notes to Unaudited Condensed Consolidated Financial Statements, we have a $55.0 million commitment associated with the pending future acquisition of UTC’s 50% ownership interest of RD Amross and potential future post-close adjustments to the purchase price of the Rocketdyne Business.

As disclosed in Notes 8(a) and 8(b) of the Notes to Unaudited Condensed Consolidated Financial Statements, we have exposure for certain legal and environmental matters. We believe that it is currently not possible to estimate the impact, if any, that the ultimate resolution of certain of these matters will have on our financial position, results of operations, or cash flows.

Major factors that could adversely impact our forecasted operating cash and our financial condition are described in the section “Risk Factors” in Item 1A of our Annual Report to the SEC on Form 10-K for the fiscal year ended November 30, 2013. In addition, our liquidity and financial condition will continue to be affected by changes in prevailing interest rates on the portion of debt that bears interest at variable interest rates.

Forward-Looking Statements

Certain information contained in this report should be considered “forward-looking statements” as defined by Section 21E of the Private Securities Litigation Reform Act of 1995. All statements in this report other than historical information may be deemed forward-looking statements. These statements present (without limitation) the expectations, beliefs, plans and objectives of management and future financial performance and assumptions underlying, or judgments concerning, the matters discussed in the statements. The words “believe,” “estimate,” “anticipate,” “project” and “expect,” and similar expressions, are intended to identify forward-looking statements. Forward-looking statements involve certain risks, estimates, assumptions and uncertainties, including with respect to future sales and activity levels, cash flows, contract performance, the outcome of litigation and contingencies, environmental remediation and anticipated costs of capital. A variety of factors could cause actual results or outcomes to differ materially from those expected and expressed in our forward-looking statements. Important risk factors that could cause actual results or outcomes to differ from those expressed in the forward-looking statements are described in the section “Risk Factors” in Item 1A of our Annual Report to the SEC on Form 10-K for the fiscal year ended November 30, 2013 include the following:

•	future reductions or changes in U.S. government spending;

•	cancellation or material modification of one or more significant contracts;

•	negative audit of the Company’s business by the U.S. government;

•	the integration difficulties or inability to integrate the Rocketdyne Business into the Company’s existing operations successfully or to realize the anticipated benefits of the acquisition;

•	ability to manage effectively the Company’s expanded operations following the acquisition of the Rocketdyne Business;

•	the increase in the Company’s leverage and debt service obligations as a result of the acquisition of the Rocketdyne Business;

•	the Rocketdyne Business’s international sales are subject to applicable laws relating to export controls, the violation of which could adversely affect its operations;

•	the acquisition of RD Amross is subject to a number of conditions which could delay or materially adversely affect the timing of its completion, or prevent it from occurring;

•	cost overruns on the Company’s contracts that require the Company to absorb excess costs;

•	failure of the Company’s subcontractors or suppliers to perform their contractual obligations;

•	failure to secure contracts;

•	failure to comply with regulations applicable to contracts with the U.S. government;

•	failure to comply with applicable laws, including laws relating to export controls and anti-corruption or bribery laws;

•	costs and time commitment related to potential acquisition activities;

•	the Company’s inability to adapt to rapid technological changes;

•	failure of the Company’s information technology infrastructure;

•	failure to effectively integrate the Rocketdyne Business into the Company’s ERP system;

•	product failures, schedule delays or other problems with existing or new products and systems;

•	the release, or explosion, or unplanned ignition of dangerous materials used in the Company’s businesses;

•	loss of key qualified suppliers of technologies, components, and materials;

•	the funded status of the Company’s defined benefit pension plan and the Company’s obligation to make cash contributions in excess of the amount that the Company can recover in its current period overhead rates;

•	effects of changes in discount rates, actual returns on plan assets, and government regulations of defined benefit pension plans;

•	the possibility that environmental and other government regulations that impact the Company become more stringent or subject the Company to material liability in excess of its established reserves;

•	environmental claims related to the Company’s current and former businesses and operations;

•	reductions in the amount recoverable from environmental claims;

•	the results of significant litigation;

•	occurrence of liabilities that are inadequately covered by indemnity or insurance;

•	inability to protect the Company’s patents and proprietary rights;

•	business disruptions;

•	the earnings and cash flow of the Company’s subsidiaries and the distribution of those earnings to the Company;

•	the substantial amount of debt which places significant demands on the Company’s cash resources and could limit the Company’s ability to borrow additional funds or expand its operations;

•	the Company’s ability to comply with the financial and other covenants contained in the Company’s debt agreements;

•	risks inherent to the real estate market;

•	changes in economic and other conditions in the Sacramento, California metropolitan area real estate market or changes in interest rates affecting real estate values in that market;

•	additional costs related to the Company’s discontinued operations;

•	the loss of key employees and shortage of available skilled employees to achieve anticipated growth;

•	a strike or other work stoppage or the Company’s inability to renew collective bargaining agreements on favorable terms;

•	fluctuations in sales levels causing the Company’s quarterly operating results and cash flows to fluctuate;

•	failure to maintain effective internal controls in accordance with the Sarbanes-Oxley Act; and

•	those risks detailed in the Company’s reports filed with the SEC.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to our disclosures related to certain market risks as reported under Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report to the SEC on Form 10-K for the fiscal year ended November 30, 2013.

Interest Rate Risk

We are exposed to market risk principally due to changes in interest rates. Debt with interest rate risk includes borrowings under our Senior Credit Facility. Other than pension assets and liabilities, we do not have any significant exposure to interest rate risk related to our investments.

As of February 28, 2014, our debt totaled $694.1 million: $649.7 million, or 94%, was at an average fixed rate of 6.24%; and $44.4 million, or 6%, was at a variable rate of 3.66%.

The estimated fair value and principal amount of our outstanding debt is presented below:

	Fair Value		Principal Amount
	February 28, 2014	November 30, 2013	February 28, 2014	November 30, 2013
	(In millions)
Term loan	$44.4	$45.0	$44.4	$45.0
7 1⁄8% Notes	500.5	494.5	460.0	460.0
4 1/16% Debentures	392.2	398.1	188.7	193.2
Other debt	1.0	1.0	1.0	1.0

	$938.1	$938.6	$694.1	$699.2

The fair values of the 7 1/8% Notes and 4 1/16% Debentures were determined using broker quotes that are based on open markets of our debt securities as of February 28, 2014 and November 30, 2013. The fair value of the term loan and other debt was determined to approximate carrying value.

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

Changes in internal control over financial reporting

Other than including the Rocketdyne Business in management’s assessment of the effectiveness of our internal control over financial reporting, there were no other material changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the most recent fiscal quarter that have materially, or are reasonably likely to materially affect, the effectiveness of our internal controls over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

Except as disclosed in Note 8 of the Notes to Unaudited Condensed Consolidated Financial Statements, which is incorporated herein by reference, there have been no significant developments in the pending legal proceedings as previously reported in Part 1, Item 3, Legal Proceedings in our Annual Report on Form 10-K for the fiscal year ended November 30, 2013.

Asbestos Cases. The following table sets forth information related to our historical product liability costs associated with our asbestos litigation cases for the first quarter of fiscal 2014:

Claims filed as of November 30, 2013	129
Claims filed	7
Claims dismissed	4

Claims pending as of February 28, 2014	132

Legal and administrative fees for the asbestos cases for the first quarter of fiscal 2014 were $0.1 million.

Item 1A. Risk Factors

There have been no material changes from our risk factors as previously reported in our Annual Report to the SEC on Form 10-K for the fiscal year ended November 30, 2013.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities during the period covered by this report.

Issuer Purchases of Equity Securities

The following table presents information on our purchases of our common shares during the first quarter of fiscal 2014:

	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs(2)
	(In thousands, except per share amounts)
February 2014	458	$18.74	458	$66,404

(1)	All transactions were made in open market transactions.
(2)	On February 7, 2014, the Company announced that its Board of Directors authorized a share repurchase program of up to $75 million pursuant to which share repurchases may be made by the Company from time to time in open market transactions at prevailing market prices or in privately negotiated transactions. On February 27, 2014, the Company announced it had adopted a written trading plan in connection with its share repurchase program for the purpose of repurchasing up to $55 million of its common stock in accordance with the guidelines specified under Rule 10b5-1 under the Exchange Act.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine safety disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

No.	Description

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a — 14 (a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a — 14 (a) of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a — 14(b) of the Securities and Exchange Act of 1934, as amended, and 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statement of Shareholders’ Deficit, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Unaudited Condensed Consolidated Financial Statements.

*	Filed herewith.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GenCorp Inc.

Date: March 31, 2014	By:	/s/ Scott J. Seymour
Scott J. Seymour President and Chief Executive Officer (Principal Executive Officer)

Date: March 31, 2014	By:	/s/ Kathleen E. Redd
Kathleen E. Redd
Vice President, Chief Financial Officer and Assistant Secretary (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

No.	Description

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a — 14 (a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a — 14 (a) of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a — 14(b) of the Securities and Exchange Act of 1934, as amended, and 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statement of Shareholders’ Deficit, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Unaudited Condensed Consolidated Financial Statements.

*	Filed herewith.