Form 10-Q
period 2014-05-31
GENCORP INC
filed 2014-07-09
CIK 40888

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: May 31, 2014

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                      to

Commission File Number 1-01520

GenCorp Inc.

(Exact name of registrant as specified in its charter)

Delaware	34-0244000
(State of Incorporation)	(I.R.S. Employer Identification No.)

2001 Aerojet Road Rancho Cordova, California	95742
(Address of Principal Executive Offices)	(Zip Code)

P.O. Box 537012 Sacramento, California	95853-7012
(Mailing Address)	(Zip Code)

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

As of June 30, 2014, there were 58.7 million outstanding shares of our Common Stock, including redeemable common stock and unvested common shares, $0.10 par value.

GenCorp Inc.

Quarterly Report on Form 10-Q

For the Quarterly Period Ended May 31, 2014

Part I — FINANCIAL INFORMATION

Item 1. Financial Statements

GenCorp Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended May 31,		Six months ended May 31,
	2014	2013	2014	2013
	(In millions, except per share amounts)
Net sales	$403.1	$286.6	$732.8	$530.3
Operating costs and expenses:
Cost of sales (exclusive of items shown separately below)	367.0	254.4	653.0	471.9
Selling, general and administrative	9.2	13.5	18.4	25.8
Depreciation and amortization	15.4	5.3	30.2	11.4
Other expense, net:
Loss on debt repurchased	45.9	—	50.8	—
Other	2.6	10.5	5.1	16.4

Total operating costs and expenses	440.1	283.7	757.5	525.5
Operating (loss) income	(37.0)	2.9	(24.7)	4.8
Non-operating (income) expense:
Interest income	—	(0.1)	—	(0.2)
Interest expense	12.6	12.6	25.0	23.8

Total non-operating expense, net	12.6	12.5	25.0	23.6
Loss from continuing operations before income taxes	(49.6)	(9.6)	(49.7)	(18.8)
Income tax (benefit) provision	(0.2)	2.1	1.8	7.0

Loss from continuing operations	(49.4)	(11.7)	(51.5)	(25.8)
Loss from discontinued operations, net of income taxes	(0.8)	(0.1)	(0.8)	—

Net loss	$(50.2)	$(11.8)	$(52.3)	$(25.8)

Loss Per Share of Common Stock
Basic and Diluted
Loss per share from continuing operations	$(0.86)	$(0.20)	$(0.88)	$(0.43)
Loss per share from discontinued operations, net of income taxes	(0.01)	—	(0.01)	—

Net loss per share	$(0.87)	$(0.20)	$(0.89)	$(0.43)

Weighted average shares of common stock outstanding, basic and diluted	57.9	59.5	58.7	59.4

See Notes to Unaudited Condensed Consolidated Financial Statements.

GenCorp Inc.

Condensed Consolidated Statements of Comprehensive (Loss) Income

(Unaudited)

	Three months ended May 31,		Six months ended May 31,
	2014	2013	2014	2013
	(In millions)
Net loss	$(50.2)	$(11.8)	$(52.3)	$(25.8)
Other comprehensive income:
Amortization of actuarial losses, net of income taxes	7.7	22.9	15.2	45.8

Comprehensive (loss) income	$(42.5)	$11.1	$(37.1)	$20.0

See Notes to Unaudited Condensed Consolidated Financial Statements.

GenCorp Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	May 31, 2014	November 30, 2013
	(In millions, except per share and share amounts)
ASSETS
Current Assets
Cash and cash equivalents	$120.7	$197.6
Accounts receivable	191.7	214.1
Inventories	131.9	105.9
Recoverable from the U.S. government and other third parties for environmental remediation costs	21.0	20.4
Receivable from Northrop Grumman Corporation (“Northrop”)	6.0	6.0
Other receivables, prepaid expenses and other	19.6	22.4
Income taxes	10.7	12.6
Deferred income taxes	16.2	17.0

Total Current Assets	517.8	596.0
Noncurrent Assets
Property, plant and equipment, net	370.6	374.7
Real estate held for entitlement and leasing	83.2	80.2
Recoverable from the U.S. government and other third parties for environmental remediation costs	81.5	88.7
Receivable from Northrop	73.2	72.0
Deferred income taxes	170.2	175.7
Goodwill	164.4	159.6
Intangible assets	128.9	135.7
Other noncurrent assets, net	85.8	72.7

Total Noncurrent Assets	1,157.8	1,159.3

Total Assets	$1,675.6	$1,755.3

LIABILITIES, REDEEMABLE COMMON STOCK, AND SHAREHOLDERS’ (DEFICIT) EQUITY
Current Liabilities
Short-term borrowings and current portion of long-term debt	$4.2	$2.9
Accounts payable	94.5	122.5
Reserves for environmental remediation costs	36.0	36.6
Postretirement medical and life insurance benefits	7.2	7.3
Advance payments on contracts	110.5	104.4
Other current liabilities	178.7	206.0

Total Current Liabilities	431.1	479.7
Noncurrent Liabilities
Senior debt	96.3	42.5
Second-priority senior notes	460.0	460.0
Convertible subordinated notes	143.0	193.2
Other debt	79.5	0.6
Reserves for environmental remediation costs	127.7	134.7
Pension benefits	252.7	261.7
Postretirement medical and life insurance benefits	57.5	59.3
Other noncurrent liabilities	76.8	73.8

Total Noncurrent Liabilities	1,293.5	1,225.8

Total Liabilities	1,724.6	1,705.5
Commitments and contingencies (Note 8)
Redeemable common stock, par value of $0.10; less than 0.1 million shares issued and outstanding as of May 31, 2014 and November 30, 2013	0.1	0.2
Shareholders’ (Deficit) Equity
Preference stock, par value of $1.00; 15.0 million shares authorized; none issued or outstanding	—	—
Common stock, par value of $0.10; 150.0 million shares authorized; 56.8 million shares issued and outstanding as of May 31, 2014; 59.9 million shares issued and outstanding as of November 30, 2013	5.9	5.9
Other capital	283.0	280.1
Treasury stock at cost, 3.5 million shares as of May 31, 2014	(64.5)	—
Accumulated deficit	(66.3)	(14.0)
Accumulated other comprehensive loss, net of income taxes	(207.2)	(222.4)

Total Shareholders’ (Deficit) Equity	(49.1)	49.6

Total Liabilities, Redeemable Common Stock and Shareholders’ (Deficit) Equity	$1,675.6	$1,755.3

See Notes to Unaudited Condensed Consolidated Financial Statements.

GenCorp Inc.

Condensed Consolidated Statement of Shareholders’ Equity (Deficit)

(Unaudited)

	Common Stock		Other Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity (Deficit)
	Shares	Amount
	(In millions)
November 30, 2013	59.9	$5.9	$280.1	$—	$(14.0)	$(222.4)	$49.6
Net loss	—	—	—	—	(52.3)	—	(52.3)
Amortization of net actuarial losses, net of income taxes	—	—	—	—	—	15.2	15.2
Reclassification from redeemable common stock	—	—	0.1	—	—	—	0.1
Tax benefit from shares issued under equity plans	—	—	1.3	—	—	—	1.3
Purchase of treasury stock	(3.5)	—	—	(64.5)	—	—	(64.5)
Stock-based compensation and other, net	0.4	—	1.5	—	—	—	1.5

May 31, 2014	56.8	$5.9	$283.0	$(64.5)	$(66.3)	$(207.2)	$(49.1)

See Notes to Unaudited Condensed Consolidated Financial Statements.

GenCorp Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six months ended
	May 31, 2014	May 31, 2013
	(In millions)
Operating Activities
Net loss	$(52.3)	$(25.8)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Loss from discontinued operations, net of income taxes	0.8	—
Depreciation and amortization	30.2	11.4
Amortization of debt discount and financing costs	1.8	2.7
Stock-based compensation	3.0	6.3
Retirement benefit expense	17.8	32.0
Loss on debt repurchased	50.8	—
Loss on bank amendment	0.2	—
Tax benefit on stock-based awards	(1.3)	(0.1)
Changes in assets and liabilities:
Accounts receivable	22.1	(30.5)
Inventories	(26.8)	(12.3)
Other receivables, prepaid expenses and other	3.7	6.5
Income tax receivable	3.8	(0.3)
Real estate held for entitlement and leasing	(3.6)	(1.8)
Receivable from Northrop	(1.2)	(0.2)
Recoverable from the U.S. government and other third parties for environmental remediation costs	6.6	10.2
Other noncurrent assets	(15.6)	2.1
Accounts payable	(28.0)	17.3
Postretirement medical and life benefits	(3.2)	(2.8)
Advance payments on contracts	6.1	(4.7)
Other current liabilities	(27.7)	17.8
Deferred income taxes	(3.6)	1.4
Reserves for environmental remediation costs	(7.6)	(8.0)
Other noncurrent liabilities	1.8	(2.2)

Net cash (used in) provided by continuing operations	(22.2)	19.0
Net cash used in discontinued operations	(0.1)	(0.1)

Net Cash (Used in) Provided by Operating Activities	(22.3)	18.9
Investing Activities
Purchases of restricted cash investments	—	(470.0)
Purchases of investments	—	(0.5)
Capital expenditures	(18.5)	(21.7)

Net Cash Used in Investing Activities	(18.5)	(492.2)
Financing Activities
Proceeds from issuance of debt	179.0	460.0
Debt issuance costs	(4.1)	(13.1)
Debt repayments\repurchases	(145.8)	(1.3)
Proceeds from shares issued under equity plans, net	(2.0)	0.1
Purchase of treasury stock	(64.5)	—
Tax benefit on stock-based awards	1.3	0.1

Net Cash (Used in) Provided by Financing Activities	(36.1)	445.8

Net Decrease in Cash and Cash Equivalents	(76.9)	(27.5)
Cash and Cash Equivalents at Beginning of Period	197.6	162.1

Cash and Cash Equivalents at End of Period	$120.7	$134.6

Supplemental disclosures of cash flow information
Cash paid for interest	$23.7	$10.7
Cash paid for income taxes	1.7	4.9

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

In July 2012, the Company signed a stock and asset purchase agreement (the “Original Purchase Agreement”) with United Technologies Corporation (“UTC”) to acquire the Pratt & Whitney Rocketdyne division (the “Rocketdyne Business”) from UTC for $550 million (the “Acquisition”). The Rocketdyne Business was the largest liquid rocket propulsion designer, developer, and manufacturer in the U.S. On June 10, 2013, the Federal Trade Commission (“FTC”) announced that it closed its investigation into the Acquisition under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. On June 12, 2013, the Company and UTC entered into an amended and restated stock and asset purchase agreement (the “Amended and Restated Purchase Agreement”), which amended and restated the Original Purchase Agreement, as amended. On June 14, 2013, the Company completed the acquisition of substantially all of the Rocketdyne Business pursuant to the Amended and Restated Purchase Agreement. The aggregate consideration to UTC was $411 million which represents the initial purchase price of $550 million reduced by $55 million relating to the pending future acquisition of UTC’s 50% ownership interest of RD Amross, LLC (a joint venture with NPO Energomash of Khimki, Russia which sells RD-180 engines to RD Amross) and the portion of the UTC business that markets and supports the sale of RD-180 engines (the “RDA Acquisition”). The acquisition of UTC’s 50% ownership interest of RD Amross and UTC’s related business is contingent upon certain conditions including receipt of certain Russian governmental regulatory approvals, which may not be obtained. Pursuant to the terms of the Amended and Restated Purchase Agreement, either party to such agreement may terminate the obligations to consummate the RDA Acquisition on or after June 12, 2014; provided, however, that such termination date may be extended for up to four additional periods of three months each (with the final termination date extended until June 12, 2015). Subject to the terms of Amended and Restated Purchase Agreement, in order to extend the termination date, either party may request the extension by providing written notice to the other party at least five business days prior to the termination date, provided that the requesting party must have a reasonable belief at the time such notice is given that a certain authorization for completion of the RDA Acquisition from the Russian government will be forthcoming. On May 30, 2014, the Company elected the first option to extend the terms of the Amended and Restated Purchase Agreement for three months. The final purchase price was further adjusted for changes in advance payments on contracts and capital expenditures (see Note 5).

On August 31, 2004, the Company completed the sale of its GDX Automotive (“GDX”) business. On November 30, 2005, the Company completed the sale of the Fine Chemicals business (see Note 12).

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

On March 20, 2014, the shareholders approved the Company changing its state of incorporation from the State of Ohio to the State of Delaware. The Company completed the reincorporation to the State of Delaware on April 11, 2014.

Revenue Recognition

In the Company’s Aerospace and Defense segment, recognition of profit on long-term contracts requires the use of assumptions and estimates related to the contract value or total contract revenue, the total cost at completion and the measurement of progress towards completion. Due to the nature of the programs, developing the estimated total cost at completion requires the use of significant judgment. Estimates are continually evaluated as work progresses and are revised as necessary. Factors that must be considered in estimating the work to be completed include labor productivity, the nature and technical complexity of the work to be performed, availability and cost volatility of materials, subcontractor and vendor performance, warranty costs, volume assumptions, anticipated labor agreements and inflationary trends, schedule and performance delays, availability of funding from the customer, and the recoverability of costs incurred outside the original contract included in any estimates to complete. The Company reviews contract performance and cost estimates for some contracts at least monthly and for others at least quarterly and more frequently when circumstances significantly change. When a change in estimate is determined to have an impact on contract profit, the Company will record a positive or negative adjustment to the statement of operations. Changes in estimates and assumptions related to the status of certain long-term contracts may have a material effect on the Company’s operating results. The following table summarizes the impact from changes in estimates and assumptions on the statement of operations on contracts, representing 89% of the Company’s net sales over the first half of fiscal 2014 and 2013, accounted for under the percentage-of-completion method of accounting:

	Three months ended May 31,		Six months ended May 31,
	2014	2013	2014	2013
	(In millions, except per share amounts)
(Unfavorable) favorable effect of the changes in contract estimates on loss from continuing operations before income taxes	$(5.2)	$3.2	$(2.9)	$9.4
(Unfavorable) favorable effect of the changes in contract estimates on net loss	(3.1)	1.3	(1.6)	4.9
(Unfavorable) favorable effect of the changes in contract estimates on basic and diluted loss per share	(0.05)	0.02	(0.03)	0.08

A detailed description of the Company’s significant accounting policies can be found in the Company’s most recent Annual Report on Form 10-K for the fiscal year ended November 30, 2013.

  Recently Adopted Accounting Pronouncement

In July 2013, the Financial Accounting Standards Board (“FASB”) issued an amendment to the accounting guidance related to the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss or a tax credit carryforward exists. The guidance requires an unrecognized tax benefit to be presented as a decrease in a deferred tax asset where a net operating loss, a similar tax loss, or a tax credit carryforward exists and certain criteria are met. The Company adopted this guidance beginning in the first quarter of fiscal 2014. As the accounting standard only impacted presentation, the new standard did not have an impact on the Company’s financial position, results of operations, or cash flows.

  Recently Issued Accounting Pronouncement

In April 2014, the FASB issued authoritative guidance, which specifies that only disposals, such as a disposal of a major line of business, representing a strategic shift in operations should be presented as discontinued operations. In addition, the new guidance requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income, and expenses of discontinued operations. This guidance is effective for the Company prospectively in the first quarter of fiscal 2016. An entity should not apply the amendments in this new guidance to a component of an entity that is classified as held for sale before the effective date even if the component of an entity is disposed of after the effective date. As the accounting standard will only impact presentation, the new standard will not have an impact on the Company’s financial position, results of operations, or cash flows.

In May 2014, the FASB amended the existing accounting standards for revenue recognition. The amendments are based on the principle that revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company is required to adopt the amendments in the first quarter of fiscal 2018. Early adoption is not permitted. The amendments may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of initial application. The Company is currently evaluating the impact of these amendments and the transition alternatives on its consolidated financial statements.

Note 2. Loss Per Share of Common Stock

A reconciliation of the numerator and denominator used to calculate basic and diluted loss per share of common stock (“EPS”) is presented in the following table:

	Three months ended May 31,		Six months ended May 31,
	2014	2013	2014	2013
	(In millions, except per share amounts)
Numerator:
Loss from continuing operations	$(49.4)	$(11.7)	$(51.5)	$(25.8)
Loss from discontinued operations, net of income taxes	(0.8)	(0.1)	(0.8)	—

Net loss for basic and diluted earnings per share	$(50.2)	$(11.8)	$(52.3)	$(25.8)

Denominator:
Basic and diluted weighted average shares	57.9	59.5	58.7	59.4

Basic and Diluted EPS:
Loss per share from continuing operations	$(0.86)	$(0.20)	$(0.88)	$(0.43)
Loss per share from discontinued operations, net of income taxes	(0.01)	—	(0.01)	—

Net loss per share	$(0.87)	$(0.20)	$(0.89)	$(0.43)

The following table sets forth the potentially dilutive securities excluded from the computation because their effect would have been anti-dilutive:

	Three months ended May 31,		Six months ended May 31,
	2014	2013	2014	2013
	(In millions)
4.0625% Convertible Subordinated Debentures (“4 1⁄16% Debentures”)	19.7	22.2	20.4	22.2
Employee stock options	0.7	0.7	0.7	0.7
Unvested restricted shares	1.5	1.1	1.5	1.2

Total potentially dilutive securities	21.9	24.0	22.6	24.1

Note 3. Stock-Based Compensation

Total stock-based compensation expense by type of award for the second quarter and first half of fiscal 2014 and 2013 was as follows:

	Three months ended May 31,		Six months ended May 31,
	2014	2013	2014	2013
	(In millions)
Stock appreciation rights	$(0.4)	$2.2	$(0.5)	$4.7
Stock options	0.1	—	0.1	—
Restricted shares, service based	1.3	0.7	2.2	1.2
Restricted shares, performance based	0.6	0.2	1.2	0.4

Total stock-based compensation expense	$1.6	$3.1	$3.0	$6.3

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

	Total	Fair value measurement at May 31, 2014
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In millions)
Money market funds	$47.0	$47.0	$—	$—

	Total	Fair value measurement at November 30, 2013
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In millions)
Money market funds	$174.4	$174.4	$—	$—

As of May 31, 2014, a summary of cash and cash equivalents and the grantor trust by investment type is as follows:

	Total	Cash and Cash Equivalents	Money Market Funds
	(In millions)
Cash and cash equivalents	$120.7	$85.4	$35.3
Grantor trust (included as a component of other current and noncurrent assets)	11.7	—	11.7

	$132.4	$85.4	$47.0

The carrying amounts of certain of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, accrued compensation, and other accrued liabilities, approximate fair value because of their short maturities.

The estimated fair value and principal amount for the Company’s outstanding debt is presented below:

	Fair Value		Principal Amount
	May 31, 2014	November 30, 2013	May 31, 2014	November 30, 2013
	(In millions)
Term loan	$100.0	$45.0	$100.0	$45.0
7.125% Second-Priority Senior Secured Notes due 2021 (the “7 1⁄8% Notes”)	502.0	494.5	460.0	460.0
4 1⁄16% Debentures	297.3	398.1	143.0	193.2
Delayed draw term loan	79.0	—	79.0	—
Other debt	1.0	1.0	1.0	1.0

	$979.3	$938.6	$783.0	$699.2

The fair values of the 7  1⁄8% Notes and 4  1⁄16% Debentures were determined using broker quotes that are based on open markets for the Company’s debt securities as of May 31, 2014 and November 30, 2013 (both Level 2 securities). The fair value of the term loans and other debt was determined to approximate carrying value.

  b. Accounts Receivable

	May 31, 2014	November 30, 2013
	(In millions)
Billed	$80.0	$96.3
Unbilled	127.4	138.0
Reserve for overhead rate disallowance	(16.2)	(20.5)

Total receivables under long-term contracts	191.2	213.8
Other receivables	0.5	0.3

Accounts receivable	$191.7	$214.1

  c. Inventories

	May 31, 2014	November 30, 2013
	(In millions)
Long-term contracts at average cost	$410.9	$347.7
Progress payments	(280.5)	(242.4)

Total long-term contract inventories	130.4	105.3
Total other inventories	1.5	0.6

Inventories	$131.9	$105.9

  d. Property, Plant and Equipment, net

	May 31, 2014	November 30, 2013
	(In millions)
Land	$67.2	$67.2
Buildings and improvements	234.4	219.5
Machinery and equipment	463.8	464.7
Construction-in-progress	77.0	76.1

	842.4	827.5
Less: accumulated depreciation	(471.8)	(452.8)

Property, plant and equipment, net	$370.6	$374.7

  e. Goodwill

The goodwill balance at May 31, 2014 relates to the Company’s Aerospace and Defense segment. The changes in the carrying amount of goodwill since November 30, 2013 were as follows (in millions):

November 30, 2013	$159.6
Purchase accounting adjustments related to Rocketdyne Business acquisition	4.8

May 31, 2014	$164.4

The purchase accounting adjustments recorded during the first half of fiscal 2014 were during the measurement period of the assets acquired and liabilities assumed related to the Rocketdyne Business acquisition and had no impact on the Company’s unaudited condensed consolidated statement of operations.

  f. Other Noncurrent Assets, net

	May 31, 2014	November 30, 2013
	(In millions)
Recoverable from the U.S. government for restructuring costs	$27.0	$13.3
Deferred financing costs	20.1	18.3
Recoverable from the U.S. government for conditional asset retirement obligations	16.6	15.6
Grantor trust	11.9	11.4
Indemnification receivable from UTC	6.8	10.0
Other	3.4	4.1

Other noncurrent assets, net	$85.8	$72.7

  g. Other Current Liabilities

	May 31, 2014	November 30, 2013
	(In millions)
Accrued compensation and employee benefits	$94.6	$97.4
Payable to UTC primarily for Transition Service Agreements	11.4	20.4
Interest payable	11.4	12.3
Contract loss provisions	10.0	10.5
Other	51.3	65.4

Other current liabilities	$178.7	$206.0

  h. Other Noncurrent Liabilities

	May 31, 2014	November 30, 2013
	(In millions)
Conditional asset retirement obligations	$23.5	$22.9
Pension benefits, non-qualified	17.1	17.2
Deferred compensation	11.5	9.8
Deferred revenue	7.7	8.0
Other	17.0	15.9

Other noncurrent liabilities	$76.8	$73.8

  i. Accumulated Other Comprehensive Loss, Net of Income Taxes

Changes in accumulated other comprehensive loss by components, net of $9.8 million of income taxes, related to the Company’s retirement benefit plans are as follows:

	Actuarial Losses, Net	Prior Service Credits, Net	Total
	(In millions)
November 30, 2013	$(226.2)	$3.8	$(222.4)
Amounts reclassified from accumulated other comprehensive loss	15.4	(0.2)	15.2

May 31, 2014	$(210.8)	$3.6	$(207.2)

  j. Redeemable Common Stock

The Company inadvertently failed to register with the SEC the issuance of certain of its common shares in its defined contribution 401(k) employee benefit plan (the “Plan”). As a result, certain Plan participants who purchased such securities pursuant to the Plan may have the right to rescind certain of their purchases for consideration equal to the purchase price paid for the securities (or if such security has been sold, to receive consideration with respect to any loss incurred on such sale) plus interest from the date of purchase. As of May 31, 2014 and November 30, 2013, the Company has classified less than 0.1 million shares as redeemable common stock because the redemption features are not within the control of the Company. The Company may also be subject to civil and other penalties by regulatory authorities as a result of the failure to register these shares. These shares have always been treated as outstanding for financial reporting purposes. In June 2008, the Company filed a registration statement on Form S-8 to register future transactions in the GenCorp Stock Fund in the Plan. During the first half of fiscal 2014, the Company recorded $0.1 million for realized losses and interest associated with this matter. During the first half of fiscal 2013, the Company recorded ($0.1) million for realized gains and interest associated with this matter.

  k. Treasury Stock

During the first half of fiscal 2014, the Company repurchased 3.5 million of its common shares at a cost of $64.5 million. The Company reflects stock repurchases in its financial statements on a “settlement” basis.

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

The aggregate consideration to UTC was $411.0 million which represents the initial purchase price of $550.0 million reduced by $55.0 million relating to the pending future acquisition of UTC’s 50% ownership interest of RD Amross (a joint venture with NPO Energomash of Khimki, Russia which sells RD-180 engines to RD Amross), and the portion of the UTC business that markets and supports the sale of RD-180 engines. The final purchase price was further adjusted for changes in advance payments on contracts and capital expenditures. The components of the purchase price to UTC are as follows (in millions):

Purchase Price	$495.0
Advance payments on contracts adjustment	(55.7)
Capital expenditures adjustment	(28.3)

Cash payment to UTC	$411.0

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition date (in millions):

Current assets	$105.0
Property, plant and equipment, net	203.8
Other non-current assets	4.2

Total tangible assets acquired	313.0
Intangible assets acquired	128.3
Deferred income taxes	12.9

Total assets acquired	454.2
Liabilities assumed, current	(105.5)
Liabilities assumed, non-current	(7.2)

Total identifiable net assets acquired	341.5

Goodwill (Cash payment less total identifiable net assets acquired)	$69.5

The purchase price allocation resulted in the recognition of $69.5 million in goodwill, all of which is deductible for tax purposes and included within the Company’s Aerospace and Defense segment. Goodwill recognized from the Acquisition primarily relates to the expected contributions of the Rocketdyne Business to the Company’s overall corporate strategy.

The Company has a $10.8 million and $11.4 million indemnification receivable from and payable to UTC, respectively, as of May 31, 2014. Pursuant to the terms of the Amended and Restated Purchase Agreement, the Company is indemnified for certain matters.

The unaudited pro forma information for the periods set forth below gives effect to the Acquisition as if it had occurred at the beginning of each respective fiscal year. These amounts have been calculated after applying the Company’s accounting policies and adjusting the results of the Rocketdyne Business to reflect depreciation and amortization that would have been charged assuming the fair value adjustments to property, plant and equipment and intangible assets had been applied as at the beginning of each respective year, together with the tax effects, as applicable. The pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the Acquisition been consummated as of that time or that may result in the future. The pro forma information for the second quarter and first half of fiscal 2013 is presented below:

	Three months ended	Six months ended
	May 31, 2013	May 31, 2013
	(In millions, except per share amounts)
Net sales:
As reported	$286.6	$530.3
Pro forma	$489.0	$909.9
Net (loss) income:
As reported	$(11.8)	$(25.8)
Pro forma	$1.4	$13.5
Basic (loss) income per share
As reported	$(0.20)	$(0.43)
Pro forma	$0.02	$0.22
Diluted (loss) income per share
As reported	$(0.20)	$(0.43)
Pro forma	$0.02	$0.21

Note 6. Income Taxes

The income tax provision for the first half of fiscal 2014 and 2013 was as follows:

	Six months ended
	May 31, 2014	May 31, 2013
	(In millions)
Federal and state current income tax expense	$4.8	$7.4
Net deferred (benefit) expense	(4.1)	1.6
Impact of change in research credit estimates	1.1	(2.0)

Income tax provision	$1.8	$7.0

Cash paid for income taxes	$1.7	$4.9

The effective tax rate for the first half of fiscal 2014 is (3.6%) and differs from the federal statutory rate of 35% primarily due to the significant non-deductible premium on the 4 1/16% Debentures repurchased during the first half of fiscal 2014, which the Company has treated for tax purposes as a non-recurring, discrete event due to the inability to accurately estimate an annualized total, as well as the impacts from state income taxes, changes in estimates related to the fiscal 2012 research and development credits, and certain expenditures which are permanently not deductible for tax purposes. The effective tax rate for the first half of fiscal 2013 was (37.2%) and differs from the federal statutory tax rate of 35% primarily due to the impact of the change in the valuation allowance, certain permanently non-deductible items (principally interest) and state income taxes, offset by the benefit from the federal re-enactment of the research and development credit retroactive to fiscal 2012.

As of May 31, 2014, the total liability for uncertain income tax positions, including accrued interest and penalties was $6.7 million. Due to the high degree of uncertainty regarding the timing of potential future cash flows associated with the respective liabilities, the Company is unable to make a reasonably reliable estimate of the amount and period in which these liabilities might be paid. It is reasonably possible that a reduction of up to $0.3 million of unrecognized tax benefits and related interest may occur within the next 12 months as a result of the expiration of certain statute of limitations.

Note 7. Long-term Debt

	May 31, 2014	November 30, 2013
	(In millions)
Term loan, bearing interest at variable rates (rate of 2.48% as of May 31, 2014), payable in quarterly installments of $1.3 million plus interest, maturing in May 2019	$100.0	$45.0

Total senior debt	100.0	45.0

Senior secured notes, bearing interest at 7.125% per annum, interest payments due in March and September, maturing in March 2021	460.0	460.0

Total senior secured notes	460.0	460.0

Convertible subordinated debentures, bearing interest at 2.25% per annum, interest payments due in May and November, maturing in November 2024	0.2	0.2
Convertible subordinated debentures, bearing interest at 4.0625% per annum, interest payments due in June and December, maturing in December 2039	143.0	193.2

Total convertible subordinated notes	143.2	193.4

Delayed draw term loan, bearing interest at variable rates (rate of 9.50% as of May 31, 2014), maturing in April 2022	79.0	—
Capital lease, payable in monthly installments, maturing in March 2017	0.8	0.8

Total other debt	79.8	0.8

Total debt	783.0	699.2
Less: Amounts due within one year	(4.2)	(2.9)

Total long-term debt	$778.8	$696.3

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

On May 30, 2014, the Company, with its wholly-owned subsidiaries Aerojet Rocketdyne, Inc., Aerojet Rocketdyne of DE, Inc., Arde, and Arde-Barinco as guarantors, executed an amendment to the Senior Credit Facility with the lenders identified therein, and Wells Fargo Bank, National Association, as administrative agent. This amendment to the Senior Credit Facility replaces the Company’s prior credit facility and, among other things, (i) extends the maturity date to May 30, 2019 (which date may be accelerated in certain cases); and (ii) replaces the existing revolving credit facility and credit-linked facility with (x) a revolving credit facility in an aggregate principal amount of up to $200.0 million (with a $100.0 million subfacility for standby letters of credit and a $5.0 million subfacility for swingline loans) and (y) a term loan facility in an aggregate principal amount of up to $100.0 million. The term loan facility will amortize at a rate of 5.0% of the original principal amount per annum to be paid in equal quarterly installments with any remaining amounts due on the maturity date. Outstanding indebtedness under the Senior Credit Facility may be voluntarily prepaid at any time, in whole or in part, in general without premium or penalty.

The Company and the Guarantors (collectively, the “Loan Parties”) guarantee the payment obligations of the Company under the Senior Credit Facility. Any borrowings are further secured by (i) certain equity interests owned or held by the Loan Parties and 65% of the voting stock (and 100% of the non-voting stock) of all present and future first-tier foreign subsidiaries of the Loan Parties; (ii) substantially all of the tangible and intangible personal property and assets of the Loan Parties; and (iii) certain real property owned by the Loan Parties located in Culpeper, Virginia, Redmond, Washington and Canoga Park, California. The Company’s other real property located in California is excluded from collateralization under the Senior Credit Facility.

As of May 31, 2014, the Company had $58.1 million outstanding letters of credit under the $100.0 million subfacility for standby letters of credit and had $100.0 million outstanding under the term loan facility.

In general, borrowings under the Senior Credit Facility bear interest at a rate equal to LIBOR plus 250 basis points (subject to downward adjustment), or the base rate as it is defined in the credit agreement governing the Senior Credit Facility. In addition, the Company is charged a commitment fee of 50 basis points per annum on unused amounts of the revolving credit facility (subject to downward adjustment) and 250 basis points per annum (subject to downward adjustment), along with a fronting fee of 25 basis points per annum, on the undrawn amount of all outstanding letters of credit.

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

The Company is subject to certain limitations including the ability to incur additional debt, make certain investments and acquisitions, and make certain restricted payments, including stock repurchases and dividends. The Senior Credit Facility includes events of default usual and customary for facilities of this nature, the occurrence of which could lead to an acceleration of the Company’s obligations thereunder. Additionally, the Senior Credit Facility includes certain financial covenants, including that the Company maintain (i) a maximum total leverage ratio, calculated net of cash up to a maximum of $150.0 million, of 4.50 to 1.00 through fiscal periods ending November 30, 2015, 4.25 to 1.00 through fiscal periods ending November 30, 2017, and 4.00 to 1.00 thereafter; and (ii) a minimum interest coverage ratio of 2.40 to 1.00.

Financial Covenant	Actual Ratios as of May 31, 2014	Required Ratios
Interest coverage ratio, as defined under the Senior Credit Facility	3.67 to 1.00	Not less than: 2.4 to 1.00
Leverage ratio, as defined under the Senior Credit Facility	3.85 to 1.00	Not greater than: 4.50 to 1.00

The Company was in compliance with its financial and non-financial covenants as of May 31, 2014.

Delayed Draw Term Loan

On April 18, 2014, the Company entered into a subordinated delayed draw credit agreement (the “Subordinated Credit Facility”) with the lenders identified therein, and The Bank of New York Mellon, as administrative agent.

The Subordinated Credit Facility provides a term loan facility in an aggregate principal amount of up to $100.0 million. Outstanding indebtedness under the Subordinated Credit Facility may be voluntarily prepaid at any time, in whole or in part, in general without premium or penalty.

In general, borrowings under the Subordinated Credit Facility bear interest at a rate equal to the sum of (x) the greater of LIBOR and 1.00% per annum plus (y) 8.50%, or in the case of base rate loans, the base rate as it is defined in the credit agreement governing the Subordinated Credit Facility plus 7.50%.

The Company is subject to certain limitations under the Subordinated Credit Facility including the ability to incur additional debt, make certain investments and acquisitions, and make certain restricted payments, including stock repurchases and dividends. The Subordinated Credit Facility does not have any financial maintenance covenants. The Subordinated Credit Facility includes events of default usual and customary for facilities of this nature, the occurrence of which could lead to an acceleration of the Company’s obligations thereunder.

As of May 31, 2014, the Company had $79.0 million outstanding under the term loan facility. The proceeds from the term loan facility were used to repurchase a portion of the outstanding 4 1/16% Debentures (see below).

4.0625% Convertible Subordinated Debentures

During the first half of fiscal 2014, the Company repurchased $50.2 million principal amount of its 4 1/16% Debentures at various prices ranging from 195% of par to 212% of par. A summary of the Company’s 4 1/16% Debentures repurchased during the first half of fiscal 2014 is as follows (in millions):

Principal amount repurchased	$50.2
Cash repurchase price	(100.8)
Write-off of deferred financing costs	(0.2)

Loss on 4 1/16% Debentures repurchased	$(50.8)

As of May 31, 2014, the Company had $143.0 million outstanding principal of its 4 1/16% Debentures, convertible into 15.9 million of shares of common stock.

As of May 31, 2014, the Company classified the 4 1/16% Debentures as noncurrent liabilities. The Company had the unilateral option to pay the 4 1/16% Debentures holders in equity and has the intent and ability to settle the 4 1/16% Debentures in equity rather than the use of current assets or short term funding as of May 31, 2014.

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

Asbestos Litigation

The Company has been, and continues to be, named as a defendant in lawsuits alleging personal injury or death due to exposure to asbestos in building materials, products, or in manufacturing operations. The majority of cases are pending in Texas and Pennsylvania. There were 128 asbestos cases pending as of May 31, 2014.

Given the lack of any significant consistency to claims (i.e., as to product, operational site, or other relevant assertions) filed against the Company, the Company is unable to make a reasonable estimate of the future costs of pending claims or unasserted claims. Accordingly, no estimate of future liability has been accrued.

In 2011, Aerojet Rocketdyne received a letter demand from AMEC, plc, (“AMEC”) the successor entity to the 1981 purchaser of the business assets of Barnard & Burk, Inc., a former Aerojet Rocketdyne subsidiary, for Aerojet Rocketdyne to assume the defense of sixteen asbestos cases, involving 271 plaintiffs, pending in Louisiana, and reimbursement of over $1.7 million in past legal fees and expenses. AMEC is asserting that Aerojet Rocketdyne retained those liabilities when it sold the Barnard & Burk assets and agreed to indemnify the purchaser therefor. Under the relevant purchase agreement, the purchaser assumed only certain, specified liabilities relating to the operation of Barnard & Burk before the sale, with Barnard & Burk retaining all unassumed pre-closing liabilities, and Aerojet Rocketdyne agreed to indemnify the purchaser against unassumed liabilities that are asserted against it. Based on the information provided, Aerojet Rocketdyne declined to accept the liability and requested additional information from AMEC pertaining to the basis of the demand. On April 3, 2013, AMEC filed a complaint for breach of contract against Aerojet Rocketdyne in Sacramento County Superior Court, AMEC Construction Management, Inc. v. Aerojet-General Corporation, Case No. 342013001424718. Aerojet Rocketdyne filed its answer to the complaint denying AMEC’s allegations and discovery is ongoing. The court has scheduled a trial date for May 18, 2015. No estimate of liability has been accrued for this matter as of May 31, 2014.

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

As of May 31, 2014, the aggregate range of these anticipated environmental costs was $163.7 million to $266.0 million and the accrued amount was $163.7 million. See Note 8(c) for a summary of the environmental reserve activity. Of these accrued liabilities, approximately 96% relates to the Company’s U.S. government contracting business and a portion of this liability is recoverable. The significant environmental sites are discussed below. The balance of the accrued liabilities relates to other sites for which the Company’s obligations are probable and estimable.

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

As of May 31, 2014, the estimated range of anticipated costs discussed above for the Sacramento, California site was $124.6 million to $197.4 million and the accrued amount was $124.6 million included as a component of the Company’s environmental reserves. Expenditures associated with this matter are partially recoverable. See Note 8(c) below for further discussion on recoverability.

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

Aerojet Rocketdyne and the other Cooperating Respondents entered into an interim allocation agreement, which was renewed effective March 28, 2014, that establishes the interim payment obligations, subject to final reallocation, of the Cooperating Respondents for the costs incurred pursuant to the Project Agreement. Under the interim allocation, Aerojet Rocketdyne is responsible for approximately 70% (increased from approximately 68%) of all project costs. Since entering into the Project Agreement, two of the cooperating respondents, Huffy Corporation (“Huffy”) and Fairchild Corporation (“Fairchild”), have filed for bankruptcy and are no longer participating in the Project Agreement. The interim allocation has been adjusted to account for their shares. Prior to filing for bankruptcy, Fairchild filed suit against the other Cooperating Respondents, but the litigation is dormant under a bankruptcy court stay.

On June 24, 2010, Aerojet Rocketdyne filed a complaint against Chubb Custom Insurance Company in Los Angeles County Superior Court, Aerojet-General Corporation v. Chubb Custom Insurance Company Case No. BC440284, seeking declaratory relief and damages regarding Chubb’s failure to pay certain project modification costs and failure to issue an endorsement to add other water sources that may require treatment as required under insurance policies issued to Aerojet Rocketdyne and the other Cooperating Respondents. Aerojet Rocketdyne agreed to dismiss the case without prejudice and a settlement was reached. The Fairchild Bankruptcy Court must approve the settlement before it becomes effective. In August 2013, the Fairchild Bankruptcy Court denied a motion by the Cooperating Respondents (including Aerojet Rocketdyne) to approve the settlement with Chubb and directed the parties to mediation in an effort to resolve differences over the amounts of remediation costs previously paid by Fairchild and the Cooperating Respondents. The parties met with the mediator in December 2013 and negotiations are continuing. The dismissal was without prejudice which allows Aerojet Rocketdyne to re-file the motion at a later date if mediation is not successful.

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

As of May 31, 2014, the estimated range of anticipated costs through the term of the Project Agreement for the BPOU site, which expires in 2017, was $23.7 million to $36.6 million and the accrued amount was $23.7 million included as a component of the Company’s environmental reserves. As the Company is unable to reasonably estimate the costs and expenses of this matter after the expiration of the Project Agreement, no reserve has been accrued for this matter for the period after such expiration. The Company cannot yet estimate the future cost due to the uncertainty of project definition, participation and approval by numerous third parties and the regulatory agencies, and the length of a project agreement. Expenditures associated with this matter are partially recoverable. See Note 8(c) below for further discussion on recoverability.

Toledo, Ohio Site

The Company previously manufactured products for the automotive industry at a Toledo, Ohio site, which was adjacent to the Ottawa River. This facility was divested in 1990 and the Company indemnified the buyer for claims and liabilities arising out of certain pre-divestiture environmental matters. In August 2007, the Company, along with numerous other companies, received from the

United States Department of Interior Fish and Wildlife Service a notice of a Natural Resource Damage (“NRD”) Assessment Plan for the Ottawa River and Northern Maumee Bay. A group of PRPs, including the Company, was formed to respond to the NRD assessment and to pursue funding from the Great Lakes Legacy Act for primary restoration. The restoration project performed by the group consisted of river dredging and land-filling river sediments with a total project cost in the range of approximately $47 million to $49 million, one half of which was funded through the Great Lakes Legacy Act and the net project costs to the PRP group was estimated at $23.5 million to $24.5 million. The dredging of the river that began in December 2009 has been completed. In February 2011, the parties reached an agreement on allocation. Still unresolved at this time is the actual NRD Assessment itself. In August 2013, the PRPs voted to accept the State and Federal Trustees’ proposal resolving the NRD Assessment and other claims which increased the Company’s share by $0.1 million. A Consent Decree must be negotiated and approved before the settlement becomes final. As of May 31, 2014, the estimated range of the Company’s share of anticipated costs for the NRD matter was $0.2 million to $0.5 million and the accrued amount was $0.2 million. None of the expenditures related to this matter are recoverable.

Wabash, Indiana Site

The Company owned and operated a former rubber processing plant in Wabash, Indiana from 1937 to 2004. Pursuant to a request from the Indiana Department of Environmental Management (“IDEM”), the Company conducted an initial site investigation of the soil and groundwater at the site and a report was submitted to IDEM. By letter of June 11, 2014, IDEM directed the Company to conduct additional investigation of the site, including a vapor intrusion investigation in areas in and around the site where trichloroethene levels in groundwater were found to exceed screening levels for vapor intrusion. The Company intends to conduct further investigations of the site in accordance with the IDEM request. As of May 31, 2014, the accrued and estimated amount of the Company’s share of anticipated costs for the Wabash, Indiana site was $0.2 million. None of the expenditures related to this matter are recoverable.

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

A summary of the Company’s environmental reserve activity is shown below:

	Aerojet Rocketdyne- Sacramento	Aerojet Rocketdyne- BPOU	Other Aerojet Rocketdyne Sites	Total Aerojet Rocketdyne	Other	Total Environmental Reserve
	(In millions)
November 30, 2013	$128.0	$26.9	$8.2	$163.1	$8.2	$171.3
Additions	6.7	0.6	2.3	9.6	0.7	10.3
Expenditures	(10.1)	(3.8)	(1.8)	(15.7)	(2.2)	(17.9)

May 31, 2014	$124.6	$23.7	$8.7	$157.0	$6.7	$163.7

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

As part of the acquisition of the Atlantic Research Corporation (“ARC”) propulsion business in 2003, Aerojet Rocketdyne entered into an agreement with ARC pursuant to which Aerojet Rocketdyne is responsible for up to $20.0 million of costs (“Pre-Close Environmental Costs”) associated with environmental issues that arose prior to Aerojet Rocketdyne’s acquisition of the ARC propulsion business. ARC is responsible for any cleanup costs relating to the ARC acquired businesses in excess of $20.0 million. Pursuant to a separate agreement with the U.S. government which was entered into prior to the completion of the ARC acquisition, these costs are recovered through the establishment of prices for Aerojet Rocketdyne’s products and services sold to the U.S. government. A summary of the Pre-Close Environmental Costs is shown below (in millions):

Pre-Close Environmental Costs	$20.0
Amount spent through May 31, 2014	(16.5)
Amount included as a component of reserves for environmental remediation costs in the unaudited condensed consolidated balance sheet as of May 31, 2014	(3.5)

Remaining Pre-Close Environmental Costs	$—

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

Allowable environmental costs are charged to the Company’s contracts as the costs are incurred. Aerojet Rocketdyne’s mix of contracts can affect the actual reimbursement made by the U.S. government. Because these costs are recovered through forward-pricing arrangements, the ability of Aerojet Rocketdyne to continue recovering these costs from the U.S. government depends on Aerojet Rocketdyne’s sustained business volume under U.S. government contracts and programs.

Pursuant to the Northrop Agreement, environmental expenditures to be reimbursed are subject to annual limitations and the total reimbursements are limited to a ceiling of $189.7 million. A summary of the Northrop Agreement activity is shown below (in millions):

Total reimbursable costs under the Northrop Agreement	$189.7
Amount reimbursed to the Company through May 31, 2014	(104.2)

Potential future cost reimbursements available (1)	85.5
Long-term receivable from Northrop in excess of the annual limitation included in the unaudited condensed consolidated balance sheet as of May 31, 2014	(73.2)
Amounts recoverable from Northrop in future periods included as a component of recoverable from the U.S. government and other third parties for environmental remediation costs in the unaudited condensed consolidated balance sheet as of May 31, 2014	(12.3)

Potential future recoverable amounts available under the Northrop Agreement	$—

(1)	Includes the short-term receivable from Northrop of $6.0 million as of May 31, 2014.

The Company’s applicable cost estimates reached the cumulative limitation under the Northrop Agreement during the third quarter of fiscal 2010. The Company has expensed $24.9 million of environmental remediation provision adjustments above the cumulative limitation under the Northrop Agreement through May 31, 2014. Accordingly, subsequent to the third quarter of fiscal 2010, the Company has incurred a higher percentage of expense related to additions to the Sacramento site and BPOU site environmental reserve until, and if, an arrangement is reached with the U.S. government. While the Company is currently seeking an arrangement with the U.S. government to recover environmental expenditures in excess of the reimbursement ceiling identified in the Northrop Agreement, there can be no assurances that such a recovery will be obtained, or if not obtained, that such unreimbursed environmental expenditures will not have a materially adverse effect on the Company’s operating results, financial condition, and/or cash flows.

  Environmental reserves and estimated recoveries impact to unaudited condensed consolidated statements of operations

The expenses associated with adjustments to the environmental reserves are recorded as a component of other expense, net in the unaudited condensed consolidated statements of operations. Summarized financial information for the impact of environmental reserves and recoveries to the unaudited condensed consolidated statements of operations is set forth below:

	Estimated Recoverable Amounts Under U.S. Government Contracts	Expense to Unaudited Condensed Consolidated Statement of Operations	Total Environmental Reserve Adjustments
	(In millions)
Three months ended May 31, 2014	$2.6	$0.5	$3.1
Three months ended May 31, 2013	2.7	4.0	6.7
Six months ended May 31, 2014	7.7	2.6	10.3
Six months ended May 31, 2013	1.6	3.5	5.1

Note 9. Arrangements with Off-Balance Sheet Risk

As of May 31, 2014, arrangements with off-balance sheet risk consisted of:

•	$58.1 million in outstanding commercial letters of credit expiring through January 2015, the majority of which may be renewed, primarily to collateralize obligations for environmental remediation and insurance coverage.

•	$43.7 million in outstanding surety bonds to satisfy indemnification obligations for environmental remediation coverage.

•	Up to $120.0 million aggregate in guarantees by GenCorp of Aerojet Rocketdyne’s obligations to U.S. government agencies for environmental remediation activities.

•	$55.0 million related to the pending future acquisition of UTC’s 50% ownership interest of RD Amross.

•	Guarantees, jointly and severally, by the Company’s material domestic subsidiaries of their obligations under the Senior Credit Facility and 7 1/8% Notes.

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

Note 10. Cost Reduction Plan

On January 30, 2014, the Company announced a cost reduction plan (the “Restructuring Plan”) which resulted in the reduction of the Company’s overall headcount by approximately 260 employees. In connection with the Restructuring Plan, the Company recorded a liability of $10.0 million in the first quarter of fiscal 2014, consisting of costs for severance, employee-related benefits and other associated expenses. The remaining liability as of May 31, 2014 is $2.7 million, which includes $2.2 million in payments to be made related to ongoing business volume and $0.5 million in payments to be made related to the acquisition of the Rocketdyne Business.

The costs of the Restructuring Plan related to ongoing business volume of $4.8 million were recovered as a component of overhead in the second quarter of fiscal 2014. These restructuring costs were a component of the Company’s fiscal 2014 U.S. government forward pricing rates, and therefore, were recovered through the pricing of the Company’s products and services to the U.S. government.

The costs of the Restructuring Plan related to the acquisition of the Rocketdyne Business, $3.0 million as of May 31, 2014, have been capitalized and recorded in other noncurrent assets in the unaudited condensed consolidated balance sheet. Such costs are reimbursable costs and will be allocated to the Company’s U.S. government contracts based on the Company’s planned integration savings exceeding its restructuring costs by a factor of at least two to one. The Company believes that the anticipated restructuring savings will exceed restructuring costs by a factor of at least two to one; therefore, the costs were deferred as the Company believes that subsequent recovery of said costs through the pricing of the Company’s products and services to the U.S. government is probable. The Company reviews on a quarterly basis the probability of recovery of these costs.

Note 11. Retirement Benefits

  Pension Benefits

As of the last measurement date at November 30, 2013, the Company’s total defined benefit pension plan assets, total projected benefit obligations, and unfunded pension obligation for the tax-qualified pension plans were approximately $1,258.4 million, $1,538.6 million, and $261.7 million, respectively. The discount rate to value the pension benefits as of November 30, 2013 was 4.54%.

The Company does not expect to make any significant cash contributions to its U.S. government contractor business segment, Aerojet Rocketdyne, tax-qualified defined benefit pension plan until fiscal 2015, which are recoverable through the Company’s U.S. government contracts. Additionally, the Company does not expect to make any significant cash contributions to the GenCorp tax-qualified defined benefit pension plan until fiscal 2018 or later, which are not recoverable through the Company’s U.S. government contracts. The Company estimates that approximately 91% of its unfunded pension obligation as of November 30, 2013 is related to Aerojet Rocketdyne which will be recoverable through its U.S. government contracts.

The Pension Protection Act requires underfunded pension plans to improve their funding ratios based on the funded status of the plan as of specified measurement dates through contributions or application of prepayment credits. As of the last measurement date at November 30, 2013, the Company has accumulated $30.6 million in prepayment credits as a result of advanced funding.

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

Components of retirement benefit expense (income) are:

	Pension Benefits		Postretirement Medical and Life Insurance Benefits
	Three months ended
	May 31, 2014	May 31, 2013	May 31, 2014	May 31, 2013
	(In millions)
Service cost	$2.2	$1.4	$—	$0.1
Interest cost on benefit obligation	16.7	15.2	0.7	0.6
Assumed return on plan assets	(23.2)	(24.1)	—	—
Amortization of prior service credits	—	—	(0.2)	(0.2)
Recognized net actuarial losses (gains)	13.5	23.7	(0.8)	(0.6)

Retirement benefit expense (income)	$9.2	$16.2	$(0.3)	$(0.1)

	Pension Benefits		Postretirement Medical and Life Insurance Benefits
	Six months ended
	May 31, 2014	May 31, 2013	May 31, 2014	May 31, 2013
	(In millions)
Service cost	$4.4	$2.7	$—	$0.1
Interest cost on benefit obligation	33.5	30.4	1.3	1.2
Assumed return on plan assets	(46.4)	(48.2)	—	—
Amortization of prior service credits	—	—	(0.4)	(0.4)
Recognized net actuarial losses (gains)	26.9	47.3	(1.5)	(1.1)

Retirement benefit expense (income)	$18.4	$32.2	$(0.6)	$(0.2)

Note 12. Discontinued Operations

On August 31, 2004, the Company completed the sale of its GDX business. On November 30, 2005, the Company completed the sale of the Fine Chemicals business. Summarized financial information for discontinued operations is set forth below:

	Three months ended May 31,		Six months ended May 31,
	2014	2013	2014	2013
	(In millions)
Net sales	$—	$—	$—	$—
Loss before income taxes	(1.4)	—	(1.4)	(0.1)
Income tax benefit (provision)	0.6	(0.1)	0.6	0.1
Net loss from discontinued operations	(0.8)	(0.1)	(0.8)	—

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

Customers that represented more than 10% of net sales for the periods presented are as follows:

	Three months ended May 31,		Six months ended May 31,
	2014	2013	2014	2013
Lockheed Martin	30%	31%	25%	31%
United Launch Alliance	25%	12%	26%	*
Raytheon	18%	42%	18%	43%
NASA	12%	*	13%	*

*	Less than 10%.

Sales to the U.S. government and its agencies, including sales to the Company’s significant customers discussed above, were as follows (dollars in millions):

	U.S. Government Sales	Percentage of Net Sales
Three months ended May 31, 2014	$385.1	96%
Three months ended May 31, 2013	273.5	95
Six months ended May 31, 2014	694.2	95
Six months ended May 31, 2013	506.6	96

Selected financial information for each reportable segment is as follows:

	Three months ended May 31,		Six months ended May 31,
	2014	2013	2014	2013
	(In millions)
Net Sales:
Aerospace and Defense	$401.5	$285.4	$729.7	$527.7
Real Estate	1.6	1.2	3.1	2.6

Total Net Sales	$403.1	$286.6	$732.8	$530.3

Segment Performance:
Aerospace and Defense	$23.6	$36.4	$57.0	$65.6
Environmental remediation provision adjustments	(0.3)	(1.2)	(1.9)	(0.6)
Retirement benefit plan expense	(6.1)	(10.8)	(12.2)	(21.5)
Unusual items (see Note 14)	(0.1)	(1.7)	(0.1)	(1.6)

Aerospace and Defense Total	17.1	22.7	42.8	41.9
Real Estate	0.9	1.0	1.8	2.0

Total Segment Performance	$18.0	$23.7	$44.6	$43.9

Reconciliation of segment performance to loss from continuing operations before income taxes:
Segment performance	$18.0	$23.7	$44.6	$43.9
Interest expense	(12.6)	(12.6)	(25.0)	(23.8)
Interest income	—	0.1	—	0.2
Stock-based compensation expense	(1.6)	(3.1)	(3.0)	(6.3)
Corporate retirement benefit plan expense	(2.8)	(5.3)	(5.6)	(10.5)
Corporate and other	(4.5)	(7.8)	(9.7)	(11.7)
Unusual items (see Note 14)	(46.1)	(4.6)	(51.0)	(10.6)

Loss from continuing operations before income taxes	$(49.6)	$(9.6)	$(49.7)	$(18.8)

Note 14. Unusual Items

Total unusual items expense, a component of other expense, net in the unaudited condensed consolidated statements of operations, for the second quarter and first half of fiscal 2014 and 2013 was as follows:

	Three months ended May 31,		Six months ended May 31,
	2014	2013	2014	2013
	(In millions)
Unusual items
Legal related matters	$0.1	$(0.1)	$0.1	$0.4
Loss on debt repurchased	45.9	—	50.8	—
Loss on bank amendment	0.2	—	0.2	—
Rocketdyne Business acquisition related costs(1)	—	6.4	—	11.8

	$46.2	$6.3	$51.1	$12.2

(1)	Includes a benefit of $4.0 million and $3.6 million for the three and six months ended May 31, 2013, respectively, related to the Company not being required to divest the Liquid Divert and Attitude Control Systems program.

First half of fiscal 2014 Activity:

A summary of the Company’s loss on the 4  1⁄16% Debentures repurchased during the first half of fiscal 2014 is as follows (in millions):

Principal amount repurchased	$50.2
Cash repurchase price	(100.8)
Write-off of deferred financing costs	(0.2)

Loss on 4 1⁄16% Debentures repurchased	$(50.8)

During the second quarter of fiscal 2014, the Company recorded $0.2 million of losses related to an amendment to the Senior Credit Facility.

During the first half of fiscal 2014, the Company recorded $0.1 million for realized losses and interest associated with the failure to register with the SEC the issuance of certain of the Company’s common shares under the defined contribution 401(k) employee benefit plan.

First half of fiscal 2013 Activity:

During the first half of fiscal 2013, the Company recorded ($0.1) million for realized gains and interest associated with the failure to register with the SEC the issuance of certain of the Company’s common shares under the defined contribution 401(k) employee benefit plan. During the first quarter of fiscal 2013, the Company recorded a charge of $0.5 million related to a legal settlement.

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

Condensed Consolidating Statements of Operations and Comprehensive Income

(Unaudited)

Three Months Ended May 31, 2014 (In millions):	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$396.3	$6.8	$—	$403.1
Cost of sales (exclusive of items shown separately below)	—	359.9	7.2	(0.1)	367.0
Selling, general and administrative	3.4	5.5	0.3	—	9.2
Depreciation and amortization	0.1	15.0	0.3	—	15.4
Interest expense	11.9	0.7	—	—	12.6
Other, net	44.6	4.2	(0.4)	0.1	48.5

(Loss) income from continuing operations before income taxes	(60.0)	11.0	(0.6)	—	(49.6)
Income tax (benefit) provision	(5.0)	5.1	(0.3)	—	(0.2)

(Loss) income from continuing operations	(55.0)	5.9	(0.3)	—	(49.4)
Loss from discontinued operations	(0.8)	—	—	—	(0.8)

(Loss) income before equity income of subsidiaries	(55.8)	5.9	(0.3)	—	(50.2)
Equity income of subsidiaries	5.6	—	—	(5.6)	—

Net (loss) income	$(50.2)	$5.9	$(0.3)	$(5.6)	$(50.2)

Comprehensive (loss) income	$(42.5)	$11.1	$(0.3)	$(10.8)	$(42.5)

Three Months Ended May 31, 2013 (In millions):	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$279.7	$6.9	$—	$286.6
Cost of sales (exclusive of items shown separately below)	—	249.4	5.2	(0.2)	254.4
Selling, general and administrative	8.3	5.0	0.2	—	13.5
Depreciation and amortization	—	5.0	0.3	—	5.3
Interest expense	12.0	0.6	—	—	12.6
Other, net	12.2	(1.3)	(0.7)	0.2	10.4

(Loss) income from continuing operations before income taxes	(32.5)	21.0	1.9	—	(9.6)
Income tax (benefit) provision	(5.7)	8.5	(0.7)	—	2.1

(Loss) income from continuing operations	(26.8)	12.5	2.6	—	(11.7)
Loss from discontinued operations	(0.1)	—	—	—	(0.1)

(Loss) income before equity income of subsidiaries	(26.9)	12.5	2.6	—	(11.8)
Equity income of subsidiaries	15.1	—	—	(15.1)	—

Net (loss) income	$(11.8)	$12.5	$2.6	$(15.1)	$(11.8)

Comprehensive income	$11.1	$28.7	$2.6	$(31.3)	$11.1

Six Months Ended May 31, 2014 (In millions):	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$719.4	$13.4	$—	$732.8
Cost of sales (exclusive of items shown separately below)	—	640.4	12.9	(0.3)	653.0
Selling, general and administrative	5.6	12.0	0.8	—	18.4
Depreciation and amortization	0.1	29.6	0.5	—	30.2
Interest expense	23.6	1.4	—	—	25.0
Other, net	49.5	7.2	(1.1)	0.3	55.9

(Loss) income from continuing operations before income taxes	(78.8)	28.8	0.3	—	(49.7)
Income tax (benefit) provision	(9.8)	11.5	0.1	—	1.8

(Loss) income from continuing operations	(69.0)	17.3	0.2	—	(51.5)
Loss from discontinued operations	(0.8)	—	—	—	(0.8)

(Loss) income before equity income of subsidiaries	(69.8)	17.3	0.2	—	(52.3)
Equity income of subsidiaries	17.5	—	—	(17.5)	—

Net (loss) income	$(52.3)	$17.3	$0.2	$(17.5)	$(52.3)

Comprehensive (loss) income	$(37.1)	$27.6	$0.2	$(27.8)	$(37.1)

Six Months Ended May 31, 2013 (In millions):	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$517.4	$12.9	$—	$530.3
Cost of sales (exclusive of items shown separately below)	—	462.2	10.0	(0.3)	471.9
Selling, general and administrative	16.6	8.8	0.4	—	25.8
Depreciation and amortization	—	10.9	0.5	—	11.4
Interest expense	22.6	1.2	—	—	23.8
Other, net	22.7	(5.5)	(1.3)	0.3	16.2

(Loss) income from continuing operations before income taxes	(61.9)	39.8	3.3	—	(18.8)
Income tax (benefit) provision	(12.1)	20.8	(1.7)	—	7.0

(Loss) income from continuing operations	(49.8)	19.0	5.0	—	(25.8)
Income from discontinued operations	—	—	—	—	—

(Loss) income before equity income of subsidiaries	(49.8)	19.0	5.0	—	(25.8)
Equity income of subsidiaries	24.0	—	—	(24.0)	—

Net (loss) income	$(25.8)	$19.0	$5.0	$(24.0)	$(25.8)

Comprehensive income	$20.0	$51.4	$5.0	$(56.4)	$20.0

Condensed Consolidating Balance Sheets

May 31, 2014 (In millions):	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$125.0	$—	$0.3	$(4.6)	$120.7
Accounts receivable	—	189.6	2.1	—	191.7
Inventories	—	126.1	5.8	—	131.9
Recoverable from the U.S. government, Northrop, and other third parties for environmental remediation costs	0.1	26.9	—	—	27.0
Other receivables, prepaid expenses and other	4.5	14.5	0.6	—	19.6
Income taxes	22.1	—	0.5	(11.9)	10.7
Deferred income taxes	11.4	3.6	1.2	—	16.2

Total current assets	163.1	360.7	10.5	(16.5)	517.8
Property, plant and equipment, net	4.7	360.0	5.9	—	370.6
Recoverable from the U.S. government and other third parties for environmental remediation costs	0.7	80.8	—	—	81.5
Deferred income taxes	47.6	103.5	19.1	—	170.2
Goodwill	—	164.4	—	—	164.4
Intercompany receivable	234.2	—	31.0	(265.2)	—
Investments in subsidiaries	561.9	—	—	(561.9)	—
Other noncurrent assets and intangibles, net	30.2	294.9	46.0	—	371.1

Total assets	$1,042.4	$1,364.3	$112.5	$(843.6)	$1,675.6

Short-term borrowings and current portion of long-term debt	$3.9	$0.3	$—	$—	$4.2
Accounts payable	2.5	95.6	1.0	(4.6)	94.5
Reserves for environmental remediation costs	2.3	33.7	—	—	36.0
Income taxes	—	11.9	—	(11.9)	—
Other current liabilities and advance payments on contracts	216.4	70.3	2.5	—	289.2
Postretirement medical and life insurance benefits	5.5	1.7	—	—	7.2

Total current liabilities	230.6	213.5	3.5	(16.5)	431.1
Long-term debt	778.2	0.6	—	—	778.8
Reserves for environmental remediation costs	4.3	123.4	—	—	127.7
Pension benefits	21.8	230.9	—	—	252.7
Intercompany payable	—	265.2	—	(265.2)	—
Postretirement medical and life insurance benefits	38.4	19.1	—	—	57.5
Other noncurrent liabilities	18.1	46.7	12.0	—	76.8

Total liabilities	1,091.4	899.4	15.5	(281.7)	1,724.6
Commitments and contingencies (Note 8)
Redeemable common stock	0.1	—	—	—	0.1
Total shareholders’ (deficit) equity	(49.1)	464.9	97.0	(561.9)	(49.1)

Total liabilities, redeemable common stock, and shareholders’ (deficit) equity	$1,042.4	$1,364.3	$112.5	$(843.6)	$1,675.6

November 30, 2013 (In millions):	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$192.7	$4.9	$—	$—	$197.6
Accounts receivable	—	211.4	2.7	—	214.1
Inventories	—	100.5	5.4	—	105.9
Recoverable from the U.S. government, Northrop, and other third parties for environmental remediation costs	0.4	26.0	—	—	26.4
Other receivables, prepaid expenses and other	2.6	18.8	1.0	—	22.4
Income taxes	30.1	—	—	(17.5)	12.6
Deferred income taxes	10.9	4.9	1.2	—	17.0

Total current assets	236.7	366.5	10.3	(17.5)	596.0
Property, plant and equipment, net	4.7	364.4	5.6	—	374.7
Recoverable from the U.S. government and other third parties for environmental remediation costs	0.4	88.3	—	—	88.7
Deferred income taxes	48.8	107.2	19.7	—	175.7
Goodwill	—	159.6	—	—	159.6
Intercompany receivable	71.5	—	32.2	(103.7)	—
Investments in subsidiaries	534.5	—	—	(534.5)	—
Other noncurrent assets and intangibles, net	27.7	289.0	43.9	—	360.6

Total assets	$924.3	$1,375.0	$111.7	$(655.7)	$1,755.3

Short-term borrowings and current portion of long-term debt	$2.7	$0.2	$—	$—	$2.9
Accounts payable	2.2	119.1	1.2	—	122.5
Reserves for environmental remediation costs	3.8	32.8	—	—	36.6
Income taxes payable	—	16.9	0.6	(17.5)	—
Postretirement medical and life insurance benefits	5.5	1.8			7.3
Other current liabilities and advance payments on contracts	79.7	227.9	2.8	—	310.4

Total current liabilities	93.9	398.7	4.6	(17.5)	479.7
Long-term debt	695.7	0.6	—	—	696.3
Reserves for environmental remediation costs	4.3	130.4	—	—	134.7
Pension benefits	23.6	238.1	—	—	261.7
Intercompany payable	—	103.7	—	(103.7)	—
Postretirement medical and life insurance benefits	39.8	19.5			59.3
Other noncurrent liabilities	17.2	45.1	11.5	—	73.8

Total liabilities	874.5	936.1	16.1	(121.2)	1,705.5
Commitments and contingencies (Note 8)
Redeemable common stock	0.2	—	—	—	0.2
Total shareholders’ equity	49.6	438.9	95.6	(534.5)	49.6

Total liabilities, redeemable common stock, and shareholders’ equity	$924.3	$1,375.0	$111.7	$(655.7)	$1,755.3

Condensed Consolidating Statements of Cash Flows

Six Months Ended May 31, 2014 (In millions):	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$131.2	$(148.4)	$(0.5)	$(4.6)	$(22.3)
Cash flows from investing activities:
Capital expenditures	(0.1)	(18.0)	(0.4)	—	(18.5)

Net cash used in investing activities	(0.1)	(18.0)	(0.4)	—	(18.5)
Cash flows from financing activities:
Debt repayments \ repurchases	(145.8)	—	—	—	(145.8)
Proceeds from issuance of debt	179.0	—	—	—	179.0
Debt issuance costs	(4.1)	—	—	—	(4.1)
Net transfers (to) from parent	(162.7)	161.5	1.2	—	—
Other financing activities	(65.2)	—	—	—	(65.2)

Net cash (used in) provided by financing activities	(198.8)	161.5	1.2	—	(36.1)

Net (decrease) increase in cash and cash equivalents	(67.7)	(4.9)	0.3	(4.6)	(76.9)
Cash and cash equivalents at beginning of year	192.7	4.9	—	—	197.6

Cash and cash equivalents at end of period	$125.0	$—	$0.3	$(4.6)	$120.7

Six Months Ended May 31, 2013 (In millions):	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$(1.8)	$11.6	$0.1	$9.0	$18.9
Cash flows from investing activities:
Purchase of restricted cash investment	(470.0)	—	—	—	(470.0)
Capital expenditures	—	(21.6)	(0.1)	—	(21.7)
Purchase of investments	—	(0.5)	—	—	(0.5)

Net cash used in investing activities	(470.0)	(22.1)	(0.1)	—	(492.2)
Cash flows from financing activities:
Debt repayments	(1.2)	(0.1)	—	—	(1.3)
Proceeds from issuance of debt	460.0	—	—	—	460.0
Debt issuance costs	(13.1)	—	—	—	(13.1)
Net transfers (to) from parent	(10.6)	10.6	—	—	—
Other financing activities	0.2	—	—	—	0.2

Net cash provided by financing activities	435.3	10.5	—	—	445.8

Net (decrease) increase in cash and cash equivalents	(36.5)	—	—	9.0	(27.5)
Cash and cash equivalents at beginning of year	172.4	—	—	(10.3)	162.1

Cash and cash equivalents at end of period	$135.9	$—	$—	$(1.3)	$134.6

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

Real Estate — includes the activities of our wholly-owned subsidiary Easton Development Company, LLC related to the re-zoning, entitlement, sale, and leasing of our excess real estate assets. We own approximately 11,900 acres of land adjacent to U.S. Highway 50 between Rancho Cordova and Folsom, California east of Sacramento (“Sacramento Land”). We are currently in the process of seeking zoning changes and other governmental approvals on a portion of the Sacramento Land to optimize its value. In addition, we are currently in the process of performing several upgrade activities to the Sacramento Land to reduce the time a developer would have to hold the Sacramento Land before development could start.

A summary of the significant financial highlights for the second quarter of fiscal 2014 which management uses to evaluate our operating performance and financial condition is presented below.

•	Net sales for the second quarter of fiscal 2014 totaled $403.1 million compared to $286.6 million for the second quarter of fiscal 2013.

•	Net loss for the second quarter of fiscal 2014 was $50.2 million, or $0.87 loss per share, compared to a net loss of $11.8 million, or $0.20 loss per share, for the second quarter of fiscal 2013.

•	Adjusted EBITDAP (Non-GAAP measure) for the second quarter of fiscal 2014 was $33.5 million, or 8.3% of net sales, compared to $30.6 million or 10.7% of net sales, for the second quarter of fiscal 2013.

•	Segment performance (Non-GAAP measure) before environmental remediation provision adjustments, retirement benefit plan expense, and unusual items was $24.5 million for the second quarter of fiscal 2014, compared to $37.4 million for the second quarter of fiscal 2013.

•	Cash provided by operating activities in the second quarter of fiscal 2014 totaled $3.0 million, compared to $12.0 million in the second quarter of fiscal 2013.

•	Free cash flow (Non-GAAP measure) in the second quarter of fiscal 2014 totaled ($6.2) million, compared to ($0.6) million in the second quarter of fiscal 2013.

•	Repurchased 3.0 million of our common shares at a cost of $55.9 million during the second quarter of fiscal 2014.

•	Repurchased $45.7 million principal of our 4.0625% Convertible Subordinated Debentures (“4 1/16% Debentures”) up to 206% of par resulting in a charge of $45.9 million during the second quarter of fiscal 2014.

•	As of May 31, 2014, we had $2.0 billion of funded backlog.

•	As of May 31, 2014, we had $662.3 million in net debt (Non-GAAP measure) compared to $501.6 million and $102.8 million as of November 30, 2013 and May 31, 2013, respectively.

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

In July 2012, we signed a stock and asset purchase agreement (the “Original Purchase Agreement”) with United Technologies Corporation (“UTC”) to acquire the Pratt & Whitney Rocketdyne division (the “Rocketdyne Business”) from UTC for $550 million (the “Acquisition”). On June 10, 2013, the Federal Trade Commission (“FTC”) announced that it closed its investigation into the Acquisition under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. On June 12, 2013, we entered into an amended and restated stock and asset purchase agreement, (the “Amended and Restated Purchase Agreement”) with UTC, which amended and restated the Original Purchase Agreement, as amended. On June 14, 2013, we completed the acquisition of substantially all of the Rocketdyne Business pursuant to the Amended and Restated Purchase Agreement. The aggregate consideration to UTC was $411 million which represents the initial purchase price of $550 million reduced by $55 million relating to the pending future acquisition of UTC’s 50% ownership interest of RD Amross, LLC (“RD Amross” a joint venture with NPO Energomash of Khimki, Russia which sells RD-180 engines to RD Amross), and the portion of the UTC business that markets and supports the sale of RD-180 engines (the “RDA Acquisition”). The acquisition of UTC’s 50% ownership interest of RD Amross and UTC’s related business is contingent upon certain conditions including receipt of certain Russian governmental regulatory approvals, which may not be obtained. Pursuant to the terms of the Amended and Restated Purchase Agreement, either party to such agreement may terminate the obligations to consummate the RDA Acquisition on or after June 12, 2014; provided, however, that such termination date may be extended for up to four additional three-month periods (with the final termination date extended until June 12, 2015). On May 30, 2014, we elected the first option to extend the terms of the Amended and Restated Purchase Agreement for three months. Subject to the terms of Amended and Restated Purchase Agreement, in order to extend the termination date, either party may request the extension by providing written notice to the other party at least five business days prior to the termination date, provided that the requesting party must have a reasonable belief at the time such notice is given that a certain authorization from the Russian government will be forthcoming for completion of the RDA Acquisition. The final purchase price was further adjusted for advance payments on contracts and capital expenditures.

The Rocketdyne Business integration costs incurred and capitalized through May 31, 2014, all of which we believe will be allocated to our U.S. government contracts, totaled $22.2 million. Such costs are reimbursable costs and will be allocated to our U.S. government contracts based on our planned integration savings exceeding the restructuring costs by a factor of at least two to one. We believe that the anticipated restructuring savings will exceed restructuring costs by a factor of at least two to one; therefore, the costs were deferred as we believe that subsequent recovery of said costs through the pricing of our products and services to the U.S. government is probable. We review on a quarterly basis the probability of recovery of these costs.

The unaudited pro forma information for the periods set forth below gives effect to the Acquisition as if it had occurred at the beginning of each respective fiscal year. These amounts have been calculated after applying our accounting policies and adjusting the results of the Rocketdyne Business to reflect depreciation and amortization that would have been charged assuming the fair value adjustments to property, plant and equipment and intangible assets had been applied as at the beginning of each respective year, together with the tax effects, as applicable. The pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the Acquisition been consummated as of that time or that may result in the future. The pro forma information for the second quarter and first half of fiscal 2013 is presented below:

	Three months ended	Six months ended
	May 31, 2013	May 31,2013
	(In millions, except per share amounts)
Net sales:
As reported	$286.6	$530.3
Pro forma	$489.0	$909.9
Net (loss) income:
As reported	$(11.8)	$(25.8)
Pro forma	$1.4	$13.5
Basic (loss) income per share
As reported	$(0.20)	$(0.43)
Pro forma	$0.02	$0.22
Diluted (loss) income per share
As reported	$(0.20)	$(0.43)
Pro forma	$0.02	$0.21

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

Some of the significant challenges we face are as follows: dependence upon U.S. government programs and contracts, future reductions or changes in U.S. government spending in our industry, integration of the Rocketdyne Business (including integration into our enterprise resource planning (“ERP”) system), environmental matters, capital structure and an underfunded pension plan. Some of these matters are discussed in more detail below.

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

Customers that represented more than 10% of net sales for the periods presented are as follows:

	Three months ended May 31,		Six months ended May 31,
	2014	2013	2014	2013
Lockheed Martin	30%	31%	25%	31%
United Launch Alliance	25%	12%	26%	*
Raytheon	18%	42%	18%	43%
NASA	12%	*	13%	*

*	Less than 10%.

Sales to the U.S. government and its agencies, including sales to our significant customers discussed above, were as follows (dollars in millions):

	U.S. Government Sales	Percentage of Net Sales
Three months ended May 31, 2014	$385.1	96%
Three months ended May 31, 2013	273.5	95
Six months ended May 31, 2014	694.2	95
Six months ended May 31, 2013	506.6	96

The Standard Missile program, which is included in the U.S. government sales, represented 12% and 31% of net sales for the second quarter of fiscal 2014 and 2013, respectively. The Standard Missile program represented 12% and 32% of net sales for the first half fiscal 2014 and 2013, respectively.

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

The Bipartisan Budget Act of 2013 set overall discretionary spending levels for GFY 2014 and 2015 and eased sequestration cuts to the DoD and other federal agencies (e.g., NASA) for GFY 2014 and 2015, paving the way for an eventual agreement on GFY 2014 Appropriations for all federal agencies. Despite a delay in the delivery of the President’s budget request for GFY 2015, House and Senate Appropriators will seek to quickly move the GFY 2015 Defense and NASA Appropriations bills, ahead of the November 2014 midterm elections. It is not yet clear what impact global unrest, particularly in the Ukraine and Middle East, will have on overall defense spending or specific Aerojet Rocketdyne programs.

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

During 2013, Congress began consideration of a new NASA Authorization Act, authorizing NASA funding for the next several years, starting with GFY 2014. Ultimately, Congress did not complete action on a new NASA Authorization Act in 2013, but has resumed consideration in 2014. In 2010, the NASA Authorization Act, which remains in effect, impacted GFYs 2011-2013. NASA has again identified the Space Launch System (“SLS”) program as one of its top priorities in the NASA portion of the GFY 2015 President’s Budget Request. The SLS program also enjoys wide bipartisan support in both chambers of Congress. We maintain a strong relationship with NASA and our propulsion systems have been powering NASA launch vehicles and spacecraft since the inception of the U.S. space program. Our booster and upper stage propulsion systems are currently baselined on the new SLS vehicle and both upper stage and booster engines are in development for future SLS variants. Due to the retirement of the space shuttle fleet, U.S. astronauts are now dependent on Russian Soyuz flights for access to and from the International Space Station (“ISS”) for the better part of this decade. NASA has indicated that it is working to re-establish U.S. manned space capability as soon as possible through development of the commercial cargo and crew ISS resupply capability and the heavy lift SLS designed for manned deep space exploration. In both instances, we have significant propulsion content.

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

A summary of our recoverable amounts, environmental reserves, and range of liability, as of May 31, 2014 is presented below:

	Recoverable Amount(1)	Reserve	Estimated Range of Liability
	(In millions)
Sacramento	$83.5	$124.6	$124.6 –$197.4
BPOU	15.9	23.7	23.7 – 36.6
Other Aerojet Rocketdyne sites	8.2	8.7	8.7 – 23.7
Other sites	0.9	6.7	6.7 – 8.3

Total	$108.5	$163.7	$163.7 – $266.0

(1)	Excludes the long-term receivable from Northrop Grumman Corporation (“Northrop”) of $73.2 million as of May 31, 2014 related to environmental costs already paid (and therefore not reserved) by the Company in prior years that are expected to be reimbursed by Northrop.

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

Pursuant to the Global Settlement, prior to the third quarter of fiscal 2010, approximately 12% of environmental costs related to Aerojet Rocketdyne’s Sacramento site and its former Azusa site were charged to the consolidated statements of operations. Subsequent to the third quarter of fiscal 2010, because our estimated environmental costs have reached the reimbursement ceiling under the Northrop Agreement, approximately 37% of such costs will not be reimbursable and were therefore directly charged to the consolidated statements of operations. However, we are seeking to amend our agreement with the U.S. government to increase the amount allocable to U.S. government contracts. There can be no assurances as to when or if we will be successful in this pursuit.

Allowable environmental costs are charged to our contracts as the costs are incurred. Aerojet Rocketdyne’s mix of contracts can affect the actual reimbursement made by the U.S. government. Because these costs are recovered through forward-pricing arrangements, the ability of Aerojet Rocketdyne to continue recovering these costs from the U.S. government depends on Aerojet Rocketdyne’s sustained business volume under U.S. government contracts and programs. Additionally, we are reviewing the percentage of Global Settlement environmental costs allocable to our Aerojet Rocketdyne business and Northrop. Any change in the percentage allocable will require approval from the U.S. government and if received, this change may materially and favorably affect our results of operations and cash flows in the period received along with future periods.

The inclusion of such environmental costs in our contracts with the U.S. government impacts our competitive pricing and earnings; however, we believe that this impact is mitigated by driving improvements and efficiencies across our operations as well as our ability to deliver innovative and quality products to our customers.

Capital Structure

We have a substantial amount of debt for which we are required to make interest and principal payments. Interest on long-term financing is not a recoverable cost under our U.S. government contracts. As of May 31, 2014, we had $783.0 million of debt principal outstanding. The fair value of the debt outstanding at May 31, 2014 was $979.3 million.

Retirement Benefits

We do not expect to make any significant cash contributions to our U.S. government contractor business segment, Aerojet Rocketdyne, tax-qualified defined benefit pension plan until fiscal 2015, which will be recoverable through our U.S government contracts. Additionally, we do not expect to make any significant cash contributions to the GenCorp tax-qualified defined benefit pension plan until fiscal 2018 or later, which will not be recoverable through our U.S. government contracts.

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

Rocketdyne Business ERP Integration

The integration of the Rocketdyne Business into our ERP system is scheduled to be complete by the first half of 2015. Any extension beyond January 1, 2015 will result in additional implementation costs and fees paid to UTC for additional transitional services costs.

Results of Operations

Net Sales:

	Three months ended			Six months ended
	May 31, 2014	May 31, 2013	Change*	May 31, 2014	May 31, 2013	Change**
	(In millions)
Net sales	$403.1	$286.6	$116.5	$732.8	$530.3	$202.5

*	Primary reason for change. The increase in net sales was primarily due to sales from the Rocketdyne Business which was acquired on June 14, 2013 and contributed $173.3 million of net sales in the second quarter of fiscal 2014. The increase in net sales was partially offset by the following (i) a decrease of $39.0 million in the various Standard Missile contracts primarily from the transitioning of the Standard Missile-3 Block IB contract from development activities to production, decreased development activities for the Throttling Divert and Attitude Control System for the Standard Missile-3 Block IIA contract, and lower deliveries on the Standard Missile-1 Regrain contract as a result of completion of the contract; (ii) a decrease of $10.8 million from lower deliveries on the Antares program; (iii) a decrease of $11.4 million as a result of the completion of the Triple Target Terminator (“T3”) IIA and IIB contracts; and (iv) decreased deliveries on the Atlas V program reducing sales by $5.8 million. See additional discussion of changes to net sales in “Aerospace and Defense Segment” below.
**	Primary reason for change. The increase in net sales was primarily due to sales from the Rocketdyne Business which was acquired on June 14, 2013 and contributed $334.7 million of net sales in the first half of fiscal 2014. The increase in net sales was partially offset by the following (i) a decrease of $77.5 million in the various Standard Missile contracts primarily from the transitioning of the Standard Missile-3 Block IB contract from development activities to production, decreased development activities for the Throttling Divert and Attitude Control System for the Standard Missile-3 Block IIA contract, and lower deliveries on the Standard Missile-1 Regrain contract as a result of completion of the contract; (ii) an additional week of operations in the first quarter of fiscal 2013 resulting in $27.8 million in net sales (see discussion below); (iii) a decrease of $18.5 million as a result of the completion of the T3 IIA and IIB contracts; and (iv) a decrease of $11.8 million from lower deliveries on the Antares program. See additional discussion of changes to net sales in “Aerospace and Defense Segment” below.

The Standard Missile program represented 12% and 32% of net sales, respectively, for the first half of fiscal 2014 and 2013. The Standard Missile-3 Block IB program transitioned from a research and development contract into a low rate production contract during the first quarter of fiscal 2014. Standard Missile-3 Block IB low rate production will continue for a period of up to 18 months before it transitions to full rate production.

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

Cost of Sales (exclusive of items shown separately below):

	Three months ended			Six months ended
	May 31, 2014	May 31, 2013	Change*	May 31, 2014	May 31, 2013	Change**
	(In millions, except percentage amounts)
Cost of sales:	$367.0	$254.4	$112.6	$653.0	$471.9	$181.1
Percentage of net sales	91.0%	88.8%		89.1%	89.0%
Percentage of net sales excluding retirement benefit expense and step-up in fair value of inventory	89.3%	85.0%		87.2%	84.9%
Components of cost of sales:
Cost of sales excluding retirement benefit expense and step-up in fair value of inventory	$360.0	$243.6	$116.4	$638.9	$450.4	$188.5
Cost of sales associated with the Acquisition step-up in fair value of inventory not allocable to our U.S. government contracts	0.9	—	0.9	1.9	—	1.9
Retirement benefit expense	6.1	10.8	(4.7)	12.2	21.5	(9.3)

Cost of sales	$367.0	$254.4	$112.6	$653.0	$471.9	$181.1

*	Primary reason for change. The increase in cost of sales excluding retirement benefit expense and step-up in fair value of inventory as a percentage of net sales was primarily due to (i) cost growth and an engine test anomaly on the Antares AJ-26 program which resulted in a $13.5 million, 3.3% of net sales, impact and (ii) cost growth of $5.6 million, 1.4% of net sales, on the Standard Missile program primarily associated with increased investment in the early production phase of the Standard Missile 3 Block IB contract and Standard Missile 3 Block IIA development contract as we complete qualification.
**	Primary reason for change. The increase in cost of sales excluding retirement benefit expense and step-up in fair value of inventory as a percentage of net sales was primarily due to (i) cost growth and an engine test anomaly on the Antares AJ-26 program which resulted in a $13.5 million, 1.8% of net sales, impact and (ii) cost growth of $10.3 million, 1.4% of net sales, on the Standard Missile program primarily associated with increased investment in the early production phase of the Standard Missile 3 Block IB contract and Standard Missile 3 Block IIA development contract as we complete qualification.

Selling, General and Administrative (“SG&A”):

	Three months ended			Six months ended
	May 31, 2014	May 31, 2013	Change*	May 31, 2014	May 31, 2013	Change**
	(In millions, except percentage amounts)
SG&A:	$9.2	$13.5	$(4.3)	$18.4	$25.8	$(7.4)
Percentage of net sales	2.3%	4.7%		2.5%	4.9%
Components of SG&A:
SG&A excluding retirement benefit expense and stock- based compensation	$4.8	$5.1	$(0.3)	$9.8	$9.0	$0.8
Stock-based compensation	1.6	3.1	(1.5)	3.0	6.3	(3.3)
Retirement benefit expense	2.8	5.3	(2.5)	5.6	10.5	(4.9)

SG&A	$9.2	$13.5	$(4.3)	$18.4	$25.8	$(7.4)

*	Primary reason for change. The decrease in SG&A expense was primarily driven by the following (i) lower non-cash retirement benefit plan expense (see discussion of “Retirement Benefit Plans” below) and (ii) a decrease of $1.5 million in stock-based compensation primarily as a result of increases in the fair value of the stock appreciation rights in the second quarter of fiscal 2013.
**	Primary reason for change. The decrease in SG&A expense was primarily driven by the following (i) lower non-cash retirement benefit plan expense (see discussion of “Retirement Benefit Plans” below) and (ii) a decrease of $3.3 million in stock-based compensation primarily as a result of increases in the fair value of the stock appreciation rights in the first half of fiscal 2013.

Depreciation and Amortization:

	Three months ended			Six months ended
	May 31, 2014	May 31, 2013	Change*	May 31, 2014	May 31, 2013	Change**
	(In millions)
Depreciation and amortization:	$15.4	$5.3	$10.1	$30.2	$11.4	$18.8
Components of depreciation and amortization:
Depreciation	$12.1	$5.0	$7.1	$23.5	$10.7	$12.8
Amortization	3.3	0.3	3.0	6.7	0.7	6.0

*	Primary reason for change. The increase in depreciation and amortization is primarily related to the following: (i) $5.8 million of depreciation expense related to the Rocketdyne Business, of which $3.0 million was associated with the step-up in fair value of the tangible assets not allocable to our U.S. government contracts; (ii) $3.0 million of amortization of intangible assets associated with the Rocketdyne Business which is not allocable to our U.S. government contracts; and (iii) $1.4 million of depreciation expense associated with the ERP system which was placed into service in June 2013.
**	Primary reason for change. The increase in depreciation and amortization is primarily related to the following: (i) $11.3 million of depreciation expense related to the Rocketdyne Business, of which $5.7 million was associated with the step-up in fair value of the tangible assets not allocable to our U.S. government contracts; (ii) $6.0 million of amortization of intangible assets associated with the Rocketdyne Business which is not allocable to our U.S. government contracts; and (iii) $2.8 million of depreciation expense associated with the ERP system which was placed into service in June 2013.

Other Expense, net:

	Three months ended			Six months ended
	May 31, 2014	May 31, 2013	Change*	May 31, 2014	May 31, 2013	Change**
	(In millions)
Other expense, net:	$48.5	$10.5	$38.0	$55.9	$16.4	$39.5

*	Primary reason for change. The increase in other expense, net was primarily due to an increase of $39.9 million in unusual item charges partially offset by a decrease of $3.5 million in environmental remediation expenses. See Notes 8(b) and 8(c) in Notes to Unaudited Condensed Consolidated Financial Statements for additional discussion of environmental remediation matters. See discussion of unusual items below.
**	Primary reason for change. The increase in other expense, net was primarily due to an increase of $38.9 million in unusual item charges partially offset by a decrease of $0.9 million in environmental remediation expenses. See Notes 8(b) and 8(c) in Notes to Unaudited Condensed Consolidated Financial Statements for additional discussion of environmental remediation matters. See discussion of unusual items below.

Total unusual items expense, a component of other expense, net in the unaudited condensed consolidated statements of operations, for the second quarter and first half of fiscal 2014 and 2013 was as follows:

	Three months ended May 31,		Six months ended May 31,
	2014	2013	2014	2013
	(In millions)
Unusual items
Legal related matters	$0.1	$(0.1)	$0.1	$0.4
Loss on debt repurchased	45.9	—	50.8	—
Loss on bank amendment	0.2	—	0.2	—
Rocketdyne Business acquisition related costs(1)	—	6.4	—	11.8

	$46.2	$6.3	$51.1	$12.2

(1)	Includes a benefit of $4.0 million and $3.6 million for the three and six months ended May 31, 2013, respectively, related to the Company not being required to divest the Liquid Divert and Attitude Control Systems program.

First half of fiscal 2014 Activity:

A summary of our loss on the 4 1/16% Debentures repurchased during the first half of fiscal 2014 is as follows (in millions):

Principal amount repurchased	$50.2
Cash repurchase price	(100.8)
Write-off of deferred financing costs	(0.2)

Loss on 4 1/16% Debentures repurchased	$(50.8)

During the second quarter of fiscal 2014, we recorded $0.2 million of losses related to an amendment to the Senior Credit Facility.

During the first half of fiscal 2014, we recorded $0.1 million for realized losses and interest associated with the failure to register with the SEC the issuance of certain of our common shares under the defined contribution 401(k) employee benefit plan.

First half of fiscal 2013 Activity:

During the first half of fiscal 2013, we recorded ($0.1) million for realized gains and interest associated with the failure to register with the SEC the issuance of certain of our common shares under the defined contribution 401(k) employee benefit plan. During the first quarter of fiscal 2013, we recorded a charge of $0.5 million related to a legal settlement.

We incurred expenses of $11.8 million, including internal labor costs of $1.1 million, related to the Rocketdyne Business acquisition in the first half of fiscal 2013.

Interest Income:

	Three months ended			Six months ended
	May 31, 2014	May 31, 2013	Change*	May 31, 2014	May 31, 2013	Change*
	(In millions)
Interest income:	$—	$0.1	$(0.1)	$—	$0.2	$(0.2)

*	Primary reason for change. Interest income was essentially unchanged for the periods presented.

Interest Expense:

	Three months ended			Six months ended
	May 31, 2014	May 31, 2013	Change	May 31, 2014	May 31, 2013	Change*
	(In millions)
Interest expense:	$12.6	$12.6	$—	$25.0	$23.8	$1.2
Components of interest expense:
Contractual interest and other	11.7	11.7	—	23.2	21.1	2.1
Amortization of deferred financing costs	0.9	0.9	—	1.8	2.7	(0.9)

Interest expense	$12.6	$12.6	$—	$25.0	$23.8	$1.2

*	Primary reason for change. The increase in interest expense was primarily due to the issuance of the 7.125% Second-Priority Senior Secured Notes due 2021 (the “7 1⁄8% Notes”) in January 2013 related to the acquisition of the Rocketdyne Business partially offset by the amortization in the first quarter of fiscal 2013 of the commitment fee for the $510 million of debt financing with Morgan Stanley Senior Funding, Inc. and Citigroup Global Markets Inc. entered into in July 2012.

Income Tax Provision:

The income tax provision for the first half of fiscal 2014 and 2013 was as follows:

	Six months ended
	May 31, 2014	May 31, 2013
	(In millions)
Federal and state current income tax expense	$4.8	$7.4
Net deferred (benefit) expense	(4.1)	1.6
Impact of change in research credit estimates	1.1	(2.0)

Income tax provision	$1.8	$7.0

Cash paid for income taxes	$1.7	$4.9

The effective tax rate for the first half of fiscal 2014 is (3.6%) and differs from the federal statutory rate of 35% primarily due to the significant non-deductible premium on the 4 1/16% Debentures repurchased during the first half of fiscal 2014, which we have treated for tax purposes as a non-recurring, discrete event due to the inability to accurately estimate an annualized total, as well as the impacts from state income taxes, changes in estimates related to the fiscal 2012 research and development credits, and certain expenditures which are permanently not deductible for tax purposes. The effective tax rate for the first half of fiscal 2013 was (37.2%) and differs from the federal statutory tax rate of 35% primarily due to the impact of the change in the valuation allowance, certain permanently non-deductible items (principally interest) and state income taxes, offset by the benefit from the federal re-enactment of the research and development credit retroactive to fiscal 2012.

As of May 31, 2014, the total liability for uncertain income tax positions, including accrued interest and penalties was $6.7 million. Due to the high degree of uncertainty regarding the timing of potential future cash flows associated with the respective liabilities, we have been unable to make a reasonably reliable estimate of the amount and period in which these liabilities might be paid. It is reasonably possible that a reduction of up to $0.3 million of unrecognized tax benefits and related interest may occur within the next 12 months as a result of the expiration of certain statute of limitations.

Discontinued Operations:

On August 31, 2004, we completed the sale of our GDX Automotive (“GDX”) business. On November 30, 2005, we completed the sale of the Fine Chemicals business. Summarized financial information for discontinued operations is set forth below:

	Three months ended May 31,		Six months ended May 31,
	2014	2013	2014	2013
	(In millions)
Net sales	$—	$—	$—	$—
Loss before income taxes	(1.4)	—	(1.4)	(0.1)
Income tax benefit (provision)	0.6	(0.1)	0.6	0.1
Net loss from discontinued operations	(0.8)	(0.1)	(0.8)	—

Retirement Benefit Plans:

Components of retirement benefit expense are:

	Three months ended May 31,		Six months ended May 31,
	2014	2013	2014	2013
	(In millions)
Service cost	$2.2	$1.5	$4.4	$2.8
Interest cost on benefit obligation	17.4	15.8	34.8	31.6
Assumed return on plan assets	(23.2)	(24.1)	(46.4)	(48.2)
Amortization of prior service credits	(0.2)	(0.2)	(0.4)	(0.4)
Recognized net actuarial losses	12.7	23.1	25.4	46.2

Retirement benefit expense	$8.9	$16.1	$17.8	$32.0

Market conditions and interest rates significantly affect the assets and liabilities of our pension plans. Pension accounting permits market gains and losses to be deferred and recognized over a period of years. This “smoothing” results in the creation of other accumulated income or losses which will be amortized to retirement benefit expense or benefit in future years. The accounting method we utilize recognizes one-fifth of the unamortized gains and losses associated with the market-related value of pension assets and all other gains and losses, including changes in the discount rate used to calculate benefit costs each year. Investment gains or losses for this purpose are the difference between the expected return and the actual return on the market-related value of assets which smoothes asset values over three years. Although the smoothing period mitigates some volatility in the calculation of annual retirement benefit expense, future expenses are impacted by changes in the market value of pension plan assets and changes in interest rates.

Additionally, we sponsor a defined contribution 401(k) plan and participation in the plan is available to all employees. The cost of the 401(k) plan was $10.3 million and $6.0 million, respectively, in the first half of fiscal 2014 and 2013. The cost is recoverable through our U.S. government contracts.

Operating Segment Information:

We evaluate our operating segments based on several factors, of which the primary financial measure is segment performance. Segment performance, which is a non-GAAP financial measure, represents net sales from continuing operations less applicable costs, expenses and provisions for unusual items relating to the segment. Excluded from segment performance are: corporate income and expenses, interest expense, interest income, income taxes, legacy income or expenses, and provisions for unusual items not related to the segment. We believe that segment performance provides information useful to investors in understanding our underlying operational performance. In addition, we provide the Non-GAAP financial measure of our operational performance called segment performance before environmental remediation provision adjustments, retirement benefit plan expense, Rocketdyne purchase accounting adjustments, and unusual items. We believe the exclusion of the items listed above permits an evaluation and a comparison of results for ongoing business operations, and it is on this basis that management internally assesses operational performance.

  Aerospace and Defense Segment

	Three months ended			Six months ended
	May 31, 2014	May 31, 2013	Change*	May 31, 2014	May 31, 2013	Change*
	(In millions, except percentage amounts)
Net sales	$401.5	$285.4	$116.1	$729.7	$527.7	$202.0
Segment performance	17.1	22.7	(5.6)	42.8	41.9	0.9
Segment margin	4.3%	8.0%		5.9%	7.9%
Segment margin before environmental remediation provision adjustments, retirement benefit plan expense, Rocketdyne purchase accounting adjustments, and unusual items (Non-GAAP measure)	7.6%	12.8%		9.7%	12.4%
Components of segment performance:
Aerospace and Defense	$30.5	$36.4	$(5.9)	$70.6	$65.6	$5.0
Environmental remediation provision adjustments	(0.3)	(1.2)	0.9	(1.9)	(0.6)	(1.3)
Retirement benefit plan expense	(6.1)	(10.8)	4.7	(12.2)	(21.5)	9.3
Unusual items	(0.1)	(1.7)	1.6	(0.1)	(1.6)	1.5
Rocketdyne purchase accounting adjustments not allocable to the our U.S. government contracts:
Amortization of the Rocketdyne Business’ intangible assets	(3.0)	—	(3.0)	(6.0)	—	(6.0)
Depreciation associated with the step-up in the fair value of the Rocketdyne Business’ tangible assets	(3.0)	—	(3.0)	(5.7)	—	(5.7)
Cost of sales associated with the step-up in the fair value of the Rocketdyne Business’ inventory	(0.9)	—	(0.9)	(1.9)	—	(1.9)

Aerospace and Defense total	$17.1	$22.7	$(5.6)	$42.8	$41.9	$0.9

*	Primary reason for change. The increase in net sales in the second quarter and first half of fiscal 2014 was primarily related to activity from the Rocketdyne Business which was acquired on June 14, 2013. The Rocketdyne Business contributed $173.3 million and $334.7 million of net sales during the second quarter and first half of fiscal 2014, respectively. However, business in the second quarter of fiscal 2014 continued to see sales fluctuations which began in first quarter of fiscal 2014 driven by the transition of the Standard Missile 3 Block IB contract from a cost reimbursable development type contract to a fixed price contract as a result of a favorable acquisition decision.

Sales on the Standard Missile 3 Block IIA contract, the Missile Defense Agency’s (the “MDA”) newest member of the Standard Missile family, were also lower for the second quarter and first half of fiscal 2014 when compared to the same periods in fiscal 2013, reflecting work entering the latter stages of planned development activity in preparation for an expected U.S. government acquisition decision to enter low-rate initial production. This contract is being conducted by the MDA jointly with Japan and supports a critical need to provide regional missile defense capability supporting U.S. and Japanese interests in Asia and around the world.

In addition, the second quarter and first half of fiscal 2014 sales recorded on the Standard Missile 1 contract were significantly lower as compared to second quarter and first half of fiscal 2013 as re-grain motor deliveries have largely been completed on the latest Foreign Military Sales (“FMS”) order from international customers. This kind of FMS contract intermittency is typical of our recent history on the Standard Missile 1 contract.

While, in aggregate, the Standard Missile family of contracts recorded a sales reduction totaling $39.0 million in the second quarter of fiscal 2014 and $77.5 million for the first half of fiscal 2014, as compared to the same prior year periods, considerable progress has been made in advancing the maturity of the Missile Defense product line.

In the space launch program area, the Atlas V solid rocket booster production program saw a decrease in sales of $5.8 million when compared to the second quarter of last year and a decrease of $4.8 million for the first half of fiscal 2014, attributable to a difference in timing of booster deliveries during the same prior year periods.

Antares AJ-26 engine sales were impacted during the second quarter of fiscal 2014 by the failure of an engine during an evaluation test in support of the Antares booster engine program. This action resulted in a decrease of $10.8 million of sales during the second quarter of fiscal 2014 and a decrease of $11.8 million for the first half of fiscal 2014 as compared to the same periods last year. Eight more engine deliveries are required to complete the current contract.

In the tactical propulsion product area, a decrease of $11.4 million in sales during the second quarter of fiscal 2014 and a decrease in sales of $18.5 million for the first half of fiscal 2014 as compared to the same periods last year were recorded as development work on the T-3 IIA and IIB contracts was completed and this contract is now transitioning to the next phase.

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

A table summarizing these impacts on net sales is provided below:

	Three months ended May 31,		Six months ended May 31,
	2014	2013	2014	2013
	(In millions)
Net Sales
Aerojet
Standard Missile	$49.7	$88.7	$90.3	$167.8
Atlas V	27.3	33.1	41.1	45.9
Antares	(1.7)	9.1	5.9	17.7
T-3 IIA and IIB	0.2	11.6	3.1	21.6
All other programs	152.7	142.9	254.6	246.9
Extra week of sales in fiscal 2013	—	—	—	27.8
Rocketdyne	173.3	—	334.7	—

	$401.5	$285.4	$729.7	$527.7

The decrease in the segment margin before environmental remediation provision adjustments, retirement benefit plan expense, Rocketdyne purchase accounting adjustments, and unusual items in the second quarter of fiscal 2014 compared to the second quarter of fiscal 2013, was primarily due to (i) cost growth and an engine test anomaly on the Antares AJ-26 program which resulted in a $13.5 million, 3.4% of net sales, impact and (ii) cost growth of $5.6 million, 1.4% of net sales, on the Standard Missile program primarily associated with increased investment in the early production phase of the Standard Missile 3 Block IB contract and Standard Missile 3 Block IIA development contract as we complete qualification .

The decrease in the segment margin before environmental remediation provision adjustments, retirement benefit plan expense, Rocketdyne purchase accounting adjustments, and unusual items in the first half of fiscal 2014 compared to the first half of fiscal 2013, was primarily due to (i) cost growth and an engine test anomaly on the Antares AJ-26 program which resulted in a $13.5 million, 1.9% of net sales, impact and (ii) cost growth of $10.3 million, 1.4% of net sales, on the Standard Missile program primarily associated with increased investment in the early production phase of the Standard Missile 3 Block IB contract and Standard Missile 3 Block IIA development contract as we complete qualification.

A summary of our backlog is as follows:

	May 31, 2014	November 30, 2013
	(In billions)
Funded backlog	$2.0	$1.7
Unfunded backlog	1.1	0.8

Total contract backlog	$3.1	$2.5

The increase in backlog from November 30, 2013 is primarily due to receipt of large multi-year awards on the Atlas V and Terminal High Altitude Area Defense programs, increasing our confidence in the strength of future sales.

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

Real Estate Segment

	Three months ended			Six months ended
	May 31, 2014	May 31, 2013	Change*	May 31, 2014	May 31, 2013	Change*
	(In millions)
Net sales	$1.6	$1.2	$0.4	$3.1	$2.6	$0.5
Segment performance	0.9	1.0	(0.1)	1.8	2.0	(0.2)

*	Primary reason for change. Net sales and segment performance consist primarily of rental property operations, and were essentially unchanged for the periods presented.

The City of Folsom gave final approval to a Development Agreement (“DA”) for our Hillsborough at Easton Project which vests the approved entitlements and grants development rights for 30 years. The DA is a formal contract between the landowner and the City and vests the rights, development specifications, zoning, and other granted entitlements for the approved development plan and protects against potentially undesirable, unilateral changes by the City within the 30-year period while also delineating other details including development impact fees, bond districts and development financing mechanisms over the life of the agreement. With the completion of this important DA for the Hillsborough at Easton Project, a total of three projects within the Easton Master Plan areas are now entitled with completed long-term DAs. They include Easton Place, Glenborough at Easton and Hillsborough at Easton. Because the terms of the DA are integral to the execution of development work, potential buyers/developers now have improved profit visibility and decreased financial risk for subsequent development of the affected property.

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

	Three months ended		Six months ended
	May 31, 2014	May 31, 2013	May 31, 2014	May 31, 2013
	(In millions, except percentage amounts)
Loss from continuing operations before income taxes	$(49.6)	$(9.6)	$(49.7)	$(18.8)
Interest expense	12.6	12.6	25.0	23.8
Interest income	—	(0.1)	—	(0.2)
Depreciation and amortization	15.4	5.3	30.2	11.4
Retirement benefit expense	8.9	16.1	17.8	32.0
Unusual items	46.2	6.3	51.1	12.2

Adjusted EBITDAP	$33.5	$30.6	$74.4	$60.4

Adjusted EBITDAP as a percentage of net sales	8.3%	10.7%	10.2%	11.4%

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

	Three months ended		Six months ended
	May 31, 2014	May 31, 2013	May 31, 2014	May 31, 2013
	(In millions)
Cash provided by (used in) operating activities	$3.0	$12.0	$(22.3)	$18.9
Capital expenditures	(9.2)	(12.6)	(18.5)	(21.7)

Free cash flow(1)	$(6.2)	$(0.6)	$(40.8)	$(2.8)

(1)	Free Cash Flow, a Non-GAAP financial measure, is defined as cash flow from operating activities less capital expenditures. Free Cash Flow excludes any mandatory debt service requirements and other non-discretionary expenditures. Free Cash Flow should not be considered in isolation, as a measure of residual cash flow available for discretionary purposes, or as an alternative to cash flows from operations presented in accordance with GAAP. The Company believes Free Cash Flow is useful as it provides supplemental information to assist investors in viewing the business using the same tools that management uses to gauge progress in achieving the Company’s goals.

	May 31, 2014	May 31, 2013
	(In millions)
Debt principal	$783.0	$707.4
Cash and cash equivalents	(120.7)	(134.6)
Restricted cash	—	(470.0)

Net debt	$662.3	$102.8

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

Other Information

  Recently Adopted Accounting Pronouncement

In July 2013, the Financial Accounting Standards Board (“FASB”) issued an amendment to the accounting guidance related to the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss or a tax credit carryforward exists. The guidance requires an unrecognized tax benefit to be presented as a decrease in a deferred tax asset where a net operating loss, a similar tax loss, or a tax credit carryforward exists and certain criteria are met. We adopted this guidance beginning in the first quarter of fiscal 2014. As the accounting standard only impacted presentation, the new standard did not have an impact on our financial position, results of operations, or cash flows.

  Recently Issued Accounting Pronouncement

In April 2014, the FASB issued authoritative guidance which specifies that only disposals, such as a disposal of a major line of business, representing a strategic shift in operations should be presented as discontinued operations. In addition, the new guidance requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income, and expenses of discontinued operations. This guidance is effective for us prospectively in the first quarter of fiscal 2016. An entity should not apply the amendments in this new guidance to a component of an entity that is classified as held for sale before the effective date even if the component of an entity is disposed of after the effective date. As the accounting standard will only impact presentation, the new standard will not have an impact on our financial position, results of operations, or cash flows.

In May 2014, the FASB amended the existing accounting standards for revenue recognition. The amendments are based on the principle that revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. We are required to adopt the amendments in the first quarter of fiscal 2018. Early adoption is not permitted. The amendments may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of initial application. We are currently evaluating the impact of these amendments and the transition alternatives on our consolidated financial statements.

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

In our Aerospace and Defense segment, recognition of profit on long-term contracts requires the use of assumptions and estimates related to the contract value or total contract revenue, the total cost at completion and the measurement of progress towards completion. Due to the nature of the programs, developing the estimated total cost at completion requires the use of significant judgment. Estimates are continually evaluated as work progresses and are revised as necessary. Factors that must be considered in estimating the work to be completed include labor productivity, the nature and technical complexity of the work to be performed, availability and cost volatility of materials, subcontractor and vendor performance, warranty costs, volume assumptions, anticipated labor agreements and inflationary trends, schedule and performance delays, availability of funding from the customer, and the recoverability of costs incurred outside the original contract included in any estimates to complete. We review contract performance and cost estimates for some contracts at least monthly and for others at least quarterly and more frequently when circumstances significantly change. When a change in estimate is determined to have an impact on contract profit, we will record a positive or negative adjustment to the statement of operations. Changes in estimates and assumptions related to the status of certain long-term contracts may have a material effect on our operating results. The following table summarizes the impact from changes in estimates and assumptions on the statement of operations on contracts, representing 89% of our net sales over the first half of fiscal 2014 and 2013, accounted for under the percentage-of-completion method of accounting:

	Three months ended May 31,		Six months ended May 31,
	2014	2013	2014	2013
	(In millions, except per share amounts)
(Unfavorable) favorable effect of the changes in contract estimates on loss from continuing operations before income taxes	$(5.2)	$3.2	$(2.9)	$9.4
(Unfavorable) favorable effect of the changes in contract estimates on net loss	(3.1)	1.3	(1.6)	4.9
(Unfavorable) favorable effect of the changes in contract estimates on basic and diluted loss per share	(0.05)	0.02	(0.03)	0.08

A detailed description of our significant accounting policies can be found in our most recent Annual Report on Form 10-K for the fiscal year ended November 30, 2013.

  Arrangements with Off-Balance Sheet Risk

As of May 31, 2014, arrangements with off-balance sheet risk consisted of:

•	$58.1 million in outstanding commercial letters of credit expiring through January 2015, the majority of which may be renewed, primarily to collateralize obligations for environmental remediation and insurance coverage.

•	$43.7 million in outstanding surety bonds to primarily satisfy indemnification obligations for environmental remediation coverage.

•	Up to $120.0 million aggregate in guarantees by GenCorp of Aerojet Rocketdyne’s obligations to U.S. government agencies for environmental remediation activities.

•	$55.0 million related to the pending future acquisition of UTC’s 50% ownership interest of RD Amross.

•	Guarantees, jointly and severally, by our material domestic subsidiaries of their obligations under our Senior Credit Facility and 7 1/8% Notes.

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

Liquidity and Capital Resources

Net Cash (Used in) Provided by Operating, Investing, and Financing Activities

The change in cash and cash equivalents was as follows:

	Six months ended
	May 31, 2014	May 31, 2013
	(In millions)
Net Cash (Used in) Provided by Operating Activities	$(22.3)	$18.9
Net Cash Used in Investing Activities	(18.5)	(492.2)
Net Cash (Used in) Provided by Financing Activities	(36.1)	445.8

Net Decrease in Cash and Cash Equivalents	$(76.9)	$(27.5)

Net Cash (Used in) Provided by Operating Activities

The $22.3 million of cash used by operating activities in the first half of fiscal 2014 was primarily the result of cash used to fund working capital (defined as accounts receivables, inventories, accounts payable, contract advances, and other current assets and liabilities) including our real estate activities. The cash used in operating activities in fiscal 2014 compared to the first half of fiscal 2013 was impacted by the following: (i) cash expenditures to fund contract losses on the Antares and Standard Missile programs; (ii) increased overhead expenditures including the $13.7 million related to future recoverable restructuring costs and $4.8 million related to the cost reduction plan for ongoing business volume in fiscal 2014; and (iii) delays in the rate negotiations and approvals with the U.S. government for certain billing matters.

The $18.9 million of cash provided by operating activities in the first half of fiscal 2013 was primarily the result of loss from continuing operations before income taxes adjusted for non-cash adjustments which generated $33.5 million, including expenses of $11.8 million related to the acquisition of the Rocketdyne Business. This amount was partially offset by cash used to fund working capital of $6.2 million. The funding of working capital is due to the following (i) an increase in accounts receivables due to timing of sales during the quarter and (ii) an increase in inventories due to growth in capitalized overhead and the timing of deliveries under the Atlas V program. These factors were partially offset by (i) an increase in accounts payable related to the increase in cost-reimbursable contract sales and timing of payments and (ii) an increase in other current liabilities primarily related to the timing of payments.

Net Cash Used In Investing Activities

During the first half of fiscal 2014 and 2013, we had capital expenditures of $18.5 million and $21.7 million, respectively.

As of May 31, 2013, we designated $470.0 million as restricted cash related to the cash collateralization of the 7 1/8% Notes issued in January 2013 and related interest costs. See Note 7 of the Notes to Unaudited Condensed Consolidated Financial Statements for additional information.

Net Cash (Used in) Provided by Financing Activities

During the first half of fiscal 2014, we repurchased 3.5 million of our common shares at a cost of $64.5 million. We also issued $179.0 million of debt and had $145.8 million in debt cash payments (see below). In addition, we incurred $4.1 million of debt issuance costs.

During the first half of fiscal 2013, we issued $460.0 million of debt and had $1.3 million in debt repayments. In addition, we incurred $13.1 million of debt issuance costs.

Debt Activity and Covenants

Our debt activity during the first half of fiscal 2014 was as follows:

	November 30, 2013	Additions	Cash Payments	Non-cash Activity	May 31, 2014
	(In millions)
Term loan	$45.0	$100.0	$(45.0)	$—	$100.0
7 1⁄8% Notes	460.0	—	—	—	460.0
4 1⁄16% Debentures	193.2	—	(100.8)	50.6	143.0
2 1⁄4% Convertible Subordinated Debentures	0.2	—	—	—	0.2
Delayed draw term loan	—	79.0	—	—	79.0
Other debt	0.8	—	—	—	0.8

Total Debt and Borrowing Activity	$699.2	$179.0	$(145.8)	$50.6	$783.0

We are subject to certain limitations including the ability to incur additional debt, make certain investments and acquisitions, and make certain restricted payments, including stock repurchases and dividends. The Senior Credit Facility includes events of default usual and customary for facilities of this nature, the occurrence of which could lead to an acceleration of our obligations thereunder. Additionally, the Senior Credit Facility includes certain financial covenants, including that we maintain (i) a maximum total leverage ratio, calculated net of cash up to a maximum of $150.0 million, of 4.50 to 1.00 through fiscal periods ending November 30, 2015, 4.25 to 1.00 through fiscal periods ending November 30, 2017, and 4.00 to 1.00 thereafter; and (ii) a minimum interest coverage ratio of 2.40 to 1.00.

Financial Covenant	Actual Ratios as of May 31, 2014	Required Ratios
Interest coverage ratio, as defined under the Senior Credit Facility	3.67 to 1.00	Not less than: 2.4 to 1.00
Leverage ratio, as defined under the Senior Credit Facility	3.85 to 1.00	Not greater than: 4.50 to 1.00

We were in compliance with our financial and non-financial covenants as of May 31, 2014.

Outlook

Short-term liquidity requirements consist primarily of recurring operating expenses, including but not limited to costs related to our capital and environmental expenditures, integration costs of the Rocketdyne Business, debt service requirements, and retirement benefit plans. We believe that our existing cash and cash equivalents and existing credit facilities will provide sufficient funds to meet our operating plan for the next twelve months. The operating plan for this period provides for full operation of our businesses, and interest and principal payments on our debt. As of May 31, 2014, we had $162.9 million of available borrowings under our Senior Credit Facility and Subordinated Credit Facility. Based on our existing debt agreements, we were in compliance with our financial and non-financial covenants as of May 31, 2014. Our failure to comply with these covenants could result in an event of default that, if not cured or waived, could result in the acceleration of the Senior Credit Facility, the Subordinated Credit Facility, the 7 1/8% Notes, and the 4 1/16% Debentures. In addition, our failure to pay principal and interest when due is a default under the Senior Credit Facility, and in certain cases, would cause cross defaults on the 7 1/8% Notes and 4 1/16% Debentures.

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

As disclosed in Note 9 of the Notes to Unaudited Condensed Consolidated Financial Statements, we have a $55.0 million commitment associated with the pending future acquisition of UTC’s 50% ownership interest of RD Amross.

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

Forward-Looking Statements

Certain information contained in this report should be considered “forward-looking statements” as defined by Section 21E of the Private Securities Litigation Reform Act of 1995. All statements in this report other than historical information may be deemed forward-looking statements. These statements present (without limitation) the expectations, beliefs, plans and objectives of management and future financial performance and assumptions underlying, or judgments concerning, the matters discussed in the statements. The words “believe,” “estimate,” “anticipate,” “project” and “expect,” and similar expressions, are intended to identify forward-looking statements. Forward-looking statements involve certain risks, estimates, assumptions and uncertainties, including with respect to future sales and activity levels, cash flows, contract performance, the outcome of litigation and contingencies, environmental remediation and anticipated costs of capital. A variety of factors could cause actual results or outcomes to differ materially from those expected and expressed in our forward-looking statements. Important risk factors that could cause actual results or outcomes to differ from those expressed in the forward-looking statements are described in the section “Risk Factors” in Item 1A of our Annual Report to the SEC on Form 10-K for the fiscal year ended November 30, 2013 include the following:

•	future reductions or changes in U.S. government spending;

•	cancellation or material modification of one or more significant contracts;

•	negative audit of the Company’s business by the U.S. government;

•	the integration difficulties or inability to integrate the Rocketdyne Business into the Company’s existing operations successfully or to realize the anticipated benefits of the acquisition;

•	ability to manage effectively the Company’s expanded operations following the acquisition of the Rocketdyne Business;

•	the increase in the Company’s leverage and debt service obligations as a result of the acquisition of the Rocketdyne Business and the Company’s recent capital transactions;

•	the Rocketdyne Business’s international sales are subject to applicable laws relating to export controls, the violation of which could adversely affect its operations;

•	the acquisition of RD Amross is subject to a number of conditions which could delay or materially adversely affect the timing of its completion, or prevent it from occurring;

•	cost overruns on the Company’s contracts that require the Company to absorb excess costs;

•	failure of the Company’s subcontractors or suppliers to perform their contractual obligations;

•	failure to secure contracts;

•	failure to comply with regulations applicable to contracts with the U.S. government;

•	failure to comply with applicable laws, including laws relating to export controls and anti-corruption or bribery laws;

•	costs and time commitment related to potential acquisition activities;

•	the Company’s inability to adapt to rapid technological changes;

•	failure of the Company’s information technology infrastructure;

•	failure to effectively integrate the Rocketdyne Business into the Company’s ERP system;

•	product failures, schedule delays or other problems with existing or new products and systems;

•	the release, or explosion, or unplanned ignition of dangerous materials used in the Company’s businesses;

•	loss of key qualified suppliers of technologies, components, and materials;

•	the funded status of the Company’s defined benefit pension plan and the Company’s obligation to make cash contributions in excess of the amount that the Company can recover in its current period overhead rates;

•	effects of changes in discount rates, actual returns on plan assets, and government regulations of defined benefit pension plans;

•	the possibility that environmental and other government regulations that impact the Company become more stringent or subject the Company to material liability in excess of its established reserves;

•	environmental claims related to the Company’s current and former businesses and operations including the inability to protect or enforce previously executed environmental agreements;

•	reductions in the amount recoverable from environmental claims;

•	the results of significant litigation;

•	occurrence of liabilities that are inadequately covered by indemnity or insurance;

•	inability to protect the Company’s patents and proprietary rights;

•	business disruptions;

•	the earnings and cash flow of the Company’s subsidiaries and the distribution of those earnings to the Company;

•	the substantial amount of debt which places significant demands on the Company’s cash resources and could limit the Company’s ability to borrow additional funds or expand its operations;

•	the Company’s ability to comply with the financial and other covenants contained in the Company’s debt agreements;

•	risks inherent to the real estate market;

•	changes in economic and other conditions in the Sacramento, California metropolitan area real estate market or changes in interest rates affecting real estate values in that market;

•	additional costs related to the Company’s discontinued operations;

•	the loss of key employees and shortage of available skilled employees to achieve anticipated growth;

•	a strike or other work stoppage or the Company’s inability to renew collective bargaining agreements on favorable terms;

•	fluctuations in sales levels causing the Company’s quarterly operating results and cash flows to fluctuate;

•	failure to maintain effective internal controls in accordance with the Sarbanes-Oxley Act; and

•	those risks detailed in the Company’s reports filed with the SEC.

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

Interest Rate Risk

We are exposed to market risk principally due to changes in interest rates. Debt with interest rate risk includes borrowings under our Senior Credit Facility and Subordinated Credit Facility. Other than pension assets and liabilities, we do not have any significant exposure to interest rate risk related to our investments.

As of May 31, 2014, our debt totaled $783.0 million: $604.0 million, or 77%, was at an average fixed rate of 6.40%; and $179.0 million, or 23%, was at a variable rate of 5.58%.

The estimated fair value and principal amount of our outstanding debt is presented below:

	Fair Value		Principal Amount
	May 31, 2014	November 30, 2013	May 31, 2014	November 30, 2013
	(In millions)
Term loan	$100.0	$45.0	$100.0	$45.0
7.125% Second-Priority Senior Secured Notes due 2021 (the “7 1⁄8% Notes”)	502.0	494.5	460.0	460.0
4 1⁄16% Debentures	297.3	398.1	143.0	193.2
Delayed draw term loan	79.0	—	79.0	—
Other debt	1.0	1.0	1.0	1.0

	$979.3	$938.6	$783.0	$699.2

The fair values of the 7  1⁄8% Notes and 4  1⁄16% Debentures were determined using broker quotes that are based on open markets of our debt securities as of May 31, 2014 and November 30, 2013. The fair value of the term loans and other debt was determined to approximate carrying value.

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

Asbestos Cases. The following table sets forth information related to our historical product liability costs associated with our asbestos litigation cases for the first half of fiscal 2014:

Claims filed as of November 30, 2013	129
Claims filed	8
Claims dismissed	9

Claims pending as of May 31, 2014	128

Legal and administrative fees for the asbestos cases for the first half of fiscal 2014 were $0.2 million.

Item 1A. Risk Factors

There have been no material changes from our risk factors as previously reported in our Annual Report to the SEC on Form 10-K for the fiscal year ended November 30, 2013.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities during the period covered by this report.

Issuer Purchases of Equity Securities

The following table presents information on our purchases of our common shares during the first half of fiscal 2014:

	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs(2)
	(In thousands, except per share amounts)
February 2014	458	$18.74	458	$66,404
March 2014	1,659	19.17	1,659	34,547
April 2014	1,341	17.86	1,341	10,550

(1)	All transactions were made in open market transactions.
(2)	On February 7, 2014, the Company announced that its Board of Directors authorized a share repurchase program of up to $75 million pursuant to which share repurchases may be made by the Company from time to time in open market transactions at prevailing market prices or in privately negotiated transactions. On February 27, 2014, the Company announced it had adopted a written trading plan in connection with its share repurchase program for the purpose of repurchasing up to $55 million of its common stock in accordance with the guidelines specified under Rule 10b5-1 under the Exchange Act.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine safety disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

No.	Description

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a — 14 (a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a — 14 (a) of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a — 14(b) of the Securities and Exchange Act of 1934, as amended, and 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statement of Shareholders’ Deficit, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Unaudited Condensed Consolidated Financial Statements.

*	Filed herewith.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GenCorp Inc.

Date: July 9, 2014	By:	/s/ Scott J. Seymour
Scott J. Seymour President and Chief Executive Officer (Principal Executive Officer)

Date: July 9, 2014	By:	/s/ Kathleen E. Redd
Kathleen E. Redd
Vice President, Chief Financial Officer and Assistant Secretary (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

No.	Description

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a — 14 (a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a — 14 (a) of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a — 14(b) of the Securities and Exchange Act of 1934, as amended, and 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statement of Shareholders’ Deficit, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Unaudited Condensed Consolidated Financial Statements.

*	Filed herewith.