Form 10-Q
period 2014-08-31
GENCORP INC
filed 2014-10-10
CIK 40888

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-Q
 (Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended: August 31, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of September 30, 2014, there were 58.8 million outstanding shares of our Common Stock, including redeemable common stock and unvested common shares, $0.10 par value.

GenCorp Inc.
Quarterly Report on Form 10-Q
For the Quarterly Period Ended August 31, 2014

Part I — FINANCIAL INFORMATION
Item 1. Financial Statements
GenCorp Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended August 31,		Nine months ended August 31,
	2014	2013	2014	2013
	(In millions, except per share amounts)
Net sales	$419.5	$367.5	$1,152.3	$897.8
Operating costs and expenses:
Cost of sales (exclusive of items shown separately below)	374.2	326.7	1,027.2	798.6
Selling, general and administrative	9.7	14.1	28.1	39.9
Depreciation and amortization	15.7	15.2	45.9	26.6
Other expense, net:
Loss on debt repurchased	9.8	—	60.6	—
Other	6.5	8.1	11.6	24.5
Total operating costs and expenses	415.9	364.1	1,173.4	889.6
Operating income (loss)	3.6	3.4	(21.1)	8.2
Non-operating (income) expense:
Interest income	—	—	—	(0.2)
Interest expense	14.0	12.4	39.0	36.2
Total non-operating expense, net	14.0	12.4	39.0	36.0
Loss from continuing operations before income taxes	(10.4)	(9.0)	(60.1)	(27.8)
Income tax (benefit) provision	(0.7)	(206.6)	1.1	(199.6)
(Loss) income from continuing operations	(9.7)	197.6	(61.2)	171.8
Income (loss) from discontinued operations, net of income taxes	0.2	(0.2)	(0.6)	(0.2)
Net (loss) income	$(9.5)	$197.4	$(61.8)	$171.6
(Loss) Income Per Share of Common Stock
Basic
(Loss) income per share from continuing operations	$(0.17)	$3.25	$(1.05)	$2.83
Loss per share from discontinued operations, net of income taxes	—	—	(0.01)	—
Net (loss) income per share	$(0.17)	$3.25	$(1.06)	$2.83
Diluted
(Loss) income per share from continuing operations	$(0.17)	$2.39	$(1.05)	$2.13
Loss per share from discontinued operations, net of income taxes	—	—	(0.01)	—
Net (loss) income per share	$(0.17)	$2.39	$(1.06)	$2.13
Weighted average shares of common stock outstanding, basic	56.9	59.7	58.2	59.5
Weighted average shares of common stock outstanding, diluted	56.9	82.1	58.2	81.9
See Notes to Unaudited Condensed Consolidated Financial Statements.

GenCorp Inc.
Condensed Consolidated Statements of Comprehensive (Loss) Income
(Unaudited)

	Three months ended August 31,		Nine months ended August 31,
	2014	2013	2014	2013
	(In millions)
Net (loss) income	$(9.5)	$197.4	$(61.8)	$171.6
Other comprehensive income:
Amortization of actuarial losses and prior service credits, net of income taxes	7.5	23.0	22.7	68.8
Comprehensive (loss) income	$(2.0)	$220.4	$(39.1)	$240.4
See Notes to Unaudited Condensed Consolidated Financial Statements.

GenCorp Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

	August 31, 2014	November 30, 2013
	(In millions, except per share and share amounts)
ASSETS
Current Assets
Cash and cash equivalents	$154.9	$197.6
Accounts receivable	214.7	214.1
Inventories	132.3	105.9
Recoverable from the U.S. government and other third parties for environmental remediation costs	20.1	20.4
Receivable from Northrop Grumman Corporation (“Northrop”)	6.0	6.0
Other receivables, prepaid expenses and other	26.7	22.4
Income taxes	13.4	12.6
Deferred income taxes	4.0	17.0
Total Current Assets	572.1	596.0
Noncurrent Assets
Property, plant and equipment, net	370.6	374.7
Real estate held for entitlement and leasing	87.3	80.2
Recoverable from the U.S. government and other third parties for environmental remediation costs	83.6	88.7
Receivable from Northrop	74.0	72.0
Deferred income taxes	180.0	175.7
Goodwill	164.4	159.6
Intangible assets	125.6	135.7
Other noncurrent assets, net	92.1	72.7
Total Noncurrent Assets	1,177.6	1,159.3
Total Assets	$1,749.7	$1,755.3
LIABILITIES, REDEEMABLE COMMON STOCK, AND SHAREHOLDERS’ (DEFICIT) EQUITY
Current Liabilities
Short-term borrowings and current portion of long-term debt	$5.5	$2.9
Accounts payable	115.4	122.5
Reserves for environmental remediation costs	35.0	36.6
Postretirement medical and life insurance benefits	7.2	7.3
Advance payments on contracts	122.4	104.4
Other current liabilities	216.4	206.0
Total Current Liabilities	501.9	479.7
Noncurrent Liabilities
Senior debt	95.0	42.5
Second-priority senior notes	460.0	460.0
Convertible subordinated notes	133.6	193.2
Other debt	89.4	0.6
Reserves for environmental remediation costs	133.6	134.7
Pension benefits	248.3	261.7
Postretirement medical and life insurance benefits	57.1	59.3
Other noncurrent liabilities	79.3	73.8
Total Noncurrent Liabilities	1,296.3	1,225.8
Total Liabilities	1,798.2	1,705.5
Commitments and contingencies (Note 8)
Redeemable common stock, par value of $0.10; less than 0.1 million shares issued and outstanding as of August 31, 2014 and November 30, 2013	0.2	0.2
Shareholders’ (Deficit) Equity
Preference stock, par value of $1.00; 15.0 million shares authorized; none issued or outstanding	—	—
Common stock, par value of $0.10; 150.0 million shares authorized; 56.9 million shares issued and outstanding as of August 31, 2014; 59.9 million shares issued and outstanding as of November 30, 2013	5.9	5.9
Other capital	285.4	280.1
Treasury stock at cost, 3.5 million shares as of August 31, 2014	(64.5)	—
Accumulated deficit	(75.8)	(14.0)
Accumulated other comprehensive loss, net of income taxes	(199.7)	(222.4)
Total Shareholders’ (Deficit) Equity	(48.7)	49.6
Total Liabilities, Redeemable Common Stock and Shareholders’ (Deficit) Equity	$1,749.7	$1,755.3
See Notes to Unaudited Condensed Consolidated Financial Statements.

GenCorp Inc.
Condensed Consolidated Statement of Shareholders’ Equity (Deficit)
(Unaudited)

	Common Stock					Accumulated Other	Total Shareholders'
			Other Capital	Treasury Stock	Accumulated Deficit	Comprehensive Loss	Equity (Deficit)
	Shares	Amount
	(In millions)
November 30, 2013	59.9	$5.9	$280.1	$—	$(14.0)	$(222.4)	$49.6
Net loss	—	—	—	—	(61.8)	—	(61.8)
Amortization of actuarial losses and prior service credits, net of income taxes	—	—	—	—	—	22.7	22.7
Tax benefit from shares issued under equity plans	—	—	1.5	—	—	—	1.5
Purchase of treasury stock	(3.5)	—	—	(64.5)	—	—	(64.5)
Stock-based compensation and other, net	0.5	—	3.8	—	—	—	3.8
August 31, 2014	56.9	$5.9	$285.4	$(64.5)	$(75.8)	$(199.7)	$(48.7)
See Notes to Unaudited Condensed Consolidated Financial Statements.

GenCorp Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine months ended August 31,
	2014	2013
	(In millions)
Operating Activities
Net (loss) income	$(61.8)	$171.6
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Loss from discontinued operations, net of income taxes	0.6	0.2
Depreciation and amortization	45.9	26.6
Amortization of debt discount and financing costs	2.7	3.6
Stock-based compensation	4.5	9.7
Retirement benefit expense	26.7	48.5
Loss on debt repurchased	60.6	—
Loss on bank amendment	0.2	—
Loss on disposal of long-lived assets	2.5	0.1
Tax benefit on stock-based awards	(1.5)	(0.1)
Changes in assets and liabilities:
Accounts receivable	(0.8)	(36.9)
Inventories	(27.2)	(46.5)
Other receivables, prepaid expenses and other	(3.5)	5.5
Income tax receivable	1.4	(1.8)
Real estate held for entitlement and leasing	(7.7)	(2.8)
Receivable from Northrop	(2.0)	(0.8)
Recoverable from the U.S. government and other third parties for environmental remediation costs	5.4	13.7
Other noncurrent assets	(24.0)	(0.9)
Accounts payable	(7.1)	32.0
Postretirement medical and life benefits	(4.2)	(4.3)
Advance payments on contracts	18.0	(14.5)
Other current liabilities	10.9	42.9
Deferred income taxes	(6.1)	(204.7)
Reserves for environmental remediation costs	(2.7)	(10.4)
Other noncurrent liabilities	3.4	(4.1)
Net cash provided by continuing operations	34.2	26.6
Net cash used in discontinued operations	(0.1)	(0.1)
Net Cash Provided by Operating Activities	34.1	26.5
Investing Activities
Purchases of restricted cash investments	—	(470.0)
Sale of restricted cash investments	—	470.0
Purchase of Rocketdyne Business	0.2	(411.2)
Purchases of investments	—	(0.5)
Capital expenditures	(31.9)	(38.7)
Net Cash Used in Investing Activities	(31.7)	(450.4)
Financing Activities
Proceeds from issuance of debt	189.0	460.0
Debt issuance costs	(4.2)	(14.7)
Debt repayments/repurchases	(165.0)	(2.0)
Proceeds from shares issued under equity plans, net	(1.9)	0.3
Purchase of treasury stock	(64.5)	—
Tax benefit on stock-based awards	1.5	0.1
Net Cash (Used in) Provided by Financing Activities	(45.1)	443.7
Net (Decrease) Increase in Cash and Cash Equivalents	(42.7)	19.8
Cash and Cash Equivalents at Beginning of Period	197.6	162.1
Cash and Cash Equivalents at End of Period	$154.9	$181.9
Supplemental disclosures of cash flow information
Cash paid for interest	$27.8	$16.0
Cash paid for income taxes	4.6	6.3
Conversion of debt to common stock	—	1.6
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
In July 2012, the Company signed a stock and asset purchase agreement (the “Original Purchase Agreement”) with United Technologies Corporation (“UTC”) to acquire the Pratt & Whitney Rocketdyne division (the “Rocketdyne Business”) from UTC for $550 million (the “Acquisition”). The Rocketdyne Business was the largest liquid rocket propulsion designer, developer, and manufacturer in the U.S. On June 10, 2013, the Federal Trade Commission (“FTC”) announced that it closed its investigation into the Acquisition under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. On June 12, 2013, the Company and UTC entered into an amended and restated stock and asset purchase agreement (the “Amended and Restated Purchase Agreement”), which amended and restated the Original Purchase Agreement, as amended. On June 14, 2013, the Company completed the acquisition of substantially all of the Rocketdyne Business pursuant to the Amended and Restated Purchase Agreement. The aggregate consideration to UTC was $411 million which represents the initial purchase price of $550 million reduced by $55 million relating to the pending future acquisition of UTC’s 50% ownership interest of RD Amross, LLC (a joint venture with NPO Energomash of Khimki, Russia which sells RD-180 engines to RD Amross) and the portion of the UTC business that markets and supports the sale of RD-180 engines (the “RDA Acquisition”). The acquisition of UTC’s 50% ownership interest of RD Amross and UTC’s related business is contingent upon certain conditions including receipt of certain Russian governmental regulatory approvals, which may not be obtained. Pursuant to the terms of the Amended and Restated Purchase Agreement, either party to such agreement may terminate the obligations to consummate the RDA Acquisition on or after June 12, 2014; provided, however, that such termination date may be extended for up to four additional periods of three months each (with the final termination date extended until June 12, 2015). Subject to the terms of the Amended and Restated Purchase Agreement, in order to extend the termination date, either party may request the extension by providing written notice to the other party at least five business days prior to the termination date, provided that the requesting party must have a reasonable belief at the time such notice is given that a certain authorization for completion of the RDA Acquisition from the Russian government will be forthcoming. On September 2, 2014, the Company elected the second option to extend the terms of the Amended and Restated Purchase Agreement for three months. The final purchase price was further adjusted for changes in advance payments on contracts and capital expenditures (see Note 5).

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
Revenue Recognition
In the Company’s Aerospace and Defense segment, recognition of profit on long-term contracts requires the use of assumptions and estimates related to the contract value or total contract revenue, the total cost at completion and the measurement of progress towards completion. Due to the nature of the programs, developing the estimated total cost at completion requires the use of significant judgment. Estimates are continually evaluated as work progresses and are revised as necessary. Factors that must be considered in estimating the work to be completed include labor productivity, the nature and technical complexity of the work to be performed, availability and cost volatility of materials, subcontractor and vendor performance, warranty costs, volume assumptions, anticipated labor agreements and inflationary trends, schedule and performance delays, availability of funding from the customer, and the recoverability of costs incurred outside the original contract included in any estimates to complete. The Company reviews contract performance and cost estimates for some contracts at least monthly and for others at least quarterly and more frequently when circumstances significantly change. When a change in estimate is determined to have an impact on contract profit, the Company will record a positive or negative adjustment to the statement of operations. Changes in estimates and assumptions related to the status of certain long-term contracts may have a material effect on the Company’s operating results. The following table summarizes the impact from changes in estimates and assumptions on the statements of operations on contracts, representing 85% of the Company’s net sales over the first nine months of fiscal 2014 and 2013, accounted for under the percentage-of-completion method of accounting:

	Three months ended August 31,		Nine months ended August 31,
	2014	2013	2014	2013
	(In millions, except per share amounts)
(Unfavorable) favorable effect of the changes in contract estimates on loss from continuing operations before income taxes	$(5.3)	$11.0	$(8.2)	$20.4
(Unfavorable) favorable effect of the changes in contract estimates on net (loss) income	(2.3)	9.5	(3.9)	14.4
(Unfavorable) favorable effect of the changes in contract estimates on basic net (loss) income per share	(0.04)	0.16	(0.07)	0.24
(Unfavorable) favorable effect of the changes in contract estimates on diluted net (loss) income per share	(0.04)	0.14	(0.07)	0.24
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
In August 2014, the FASB issued an amendment to the accounting guidance related to the evaluation of an entity to continue as a going concern. The amendment establishes management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern in connection with preparing financial statements for each annual and interim reporting period. The update also gives guidance to determine whether to disclose information about relevant conditions and events when there is substantial doubt about an entity’s ability to continue as a going concern. This guidance is effective for the Company as of November 30, 2017. The new guidance will not have an impact on the Company’s financial position, results of operations, or cash flows.

Note 2. (Loss) Income Per Share of Common Stock
A reconciliation of the numerator and denominator used to calculate basic and diluted (loss) income per share of common stock (“EPS”) is presented in the following table:

	Three months ended August 31,		Nine months ended August 31,
	2014	2013	2014	2013
	(In millions, except per share amounts)
Numerator:
(Loss) income from continuing operations	$(9.7)	$197.6	$(61.2)	$171.8
Income (loss) from discontinued operations, net of income taxes	0.2	(0.2)	(0.6)	(0.2)
Net (loss) income	(9.5)	197.4	(61.8)	171.6
Income allocated to participating securities	—	(3.4)	—	(3.3)
Net (loss) income for basic earnings per share	(9.5)	194.0	(61.8)	168.3
Interest on convertible subordinated debentures	—	2.0	—	6.1
Net (loss) income for diluted earnings per share	(9.5)	196.0	(61.8)	174.4
Denominator:
Basic weighted average shares	56.9	59.7	58.2	59.5
Effect of:
Convertible subordinated notes	—	22.2	—	22.2
Employee stock options	—	0.2	—	0.2
Diluted weighted average shares	56.9	82.1	58.2	81.9
Basic
(Loss) income per share from continuing operations	$(0.17)	$3.25	$(1.05)	$2.83
Loss per share from discontinued operations, net of income taxes	—	—	(0.01)	—
Net (loss) income per share	$(0.17)	$3.25	$(1.06)	$2.83
Diluted
(Loss) income per share from continuing operations	$(0.17)	$2.39	$(1.05)	$2.13
Loss per share from discontinued operations, net of income taxes	—	—	(0.01)	—
Net (loss) income per share	$(0.17)	$2.39	$(1.06)	$2.13
The following table sets forth the potentially dilutive securities excluded from the computation because their effect would have been anti-dilutive:

	Three months ended August 31,		Nine months ended August 31,
	2014	2013	2014	2013
	(In millions)
4.0625% Convertible Subordinated Debentures (“4 1/16% Debentures”)	15.4	—	18.9	—
Employee stock options	0.2	—	0.2	—
Unvested restricted shares	1.9	1.0	1.6	1.1
Total potentially dilutive securities	17.5	1.0	20.7	1.1

Note 3. Stock-Based Compensation
Total stock-based compensation expense by type of award for the third quarter and first nine months of fiscal 2014 and 2013 was as follows:

	Three months ended August 31,		Nine months ended August 31,
	2014	2013	2014	2013
	(In millions)
Stock appreciation rights	$(0.6)	$1.3	$(1.1)	$6.0
Stock options	0.1	0.3	0.2	0.3
Restricted shares, service based	1.0	0.5	3.2	1.7
Restricted shares, performance based	1.0	1.3	2.2	1.7
Total stock-based compensation expense	$1.5	$3.4	$4.5	$9.7

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

		Fair value measurement at August 31, 2014
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In millions)
Money market funds	$147.2	$147.2	$—	$—
		Fair value measurement at November 30, 2013
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In millions)
Money market funds	$174.4	$174.4	$—	$—
As of August 31, 2014, a summary of cash and cash equivalents and the grantor trust by investment type is as follows:

	Total	Cash and Cash Equivalents	Money Market Funds
	(In millions)
Cash and cash equivalents	$154.9	$19.2	$135.7
Grantor trust (included as a component of other current and noncurrent assets)	11.5	—	11.5
	$166.4	$19.2	$147.2
The carrying amounts of certain of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, accrued compensation, and other accrued liabilities, approximate fair value because of their short maturities.

The estimated fair value and principal amount for the Company’s outstanding debt is presented below:

	Fair Value		Principal Amount
	August 31, 2014	November 30, 2013	August 31, 2014	November 30, 2013
	(In millions)
Term loan	$100.0	$45.0	$100.0	$45.0
7.125% Second-Priority Senior Secured Notes due 2021 (the “7 1/8% Notes”)	495.9	494.5	460.0	460.0
4 1/16% Debentures	275.2	398.1	133.6	193.2
Delayed draw term loan	89.0	—	89.0	—
Other debt	0.9	1.0	0.9	1.0
	$961.0	$938.6	$783.5	$699.2
The fair values of the 7  1/8% Notes and 4  1/16% Debentures were determined using broker quotes that are based on open markets for the Company’s debt securities as of August 31, 2014 and November 30, 2013 (both Level 2 securities). The fair value of the term loans and other debt was determined to approximate carrying value.

b. Accounts Receivable

	August 31, 2014	November 30, 2013
	(In millions)
Billed	$78.4	$96.3
Unbilled	153.3	138.0
Reserve for overhead rate disallowance	(17.4)	(20.5)
Total receivables under long-term contracts	214.3	213.8
Other receivables	0.4	0.3
Accounts receivable	$214.7	$214.1
c. Inventories

	August 31, 2014	November 30, 2013
	(In millions)
Long-term contracts at average cost	$426.9	$347.7
Progress payments	(296.0)	(242.4)
Total long-term contract inventories	130.9	105.3
Total other inventories	1.4	0.6
Inventories	$132.3	$105.9

d. Property, Plant and Equipment, net

	August 31, 2014	November 30, 2013
	(In millions)
Land	$67.2	$67.2
Buildings and improvements	275.4	219.5
Machinery and equipment	474.0	464.7
Construction-in-progress	37.0	76.1
	853.6	827.5
Less: accumulated depreciation	(483.0)	(452.8)
Property, plant and equipment, net	$370.6	$374.7
e. Goodwill
The goodwill balance at August 31, 2014 relates to the Company’s Aerospace and Defense segment. The changes in the carrying amount of goodwill since November 30, 2013 were as follows (in millions):

November 30, 2013	$159.6
Purchase accounting adjustments related to Rocketdyne Business acquisition	4.8
August 31, 2014	$164.4
The purchase accounting adjustments recorded during the first nine months of fiscal 2014 were during the measurement period of the assets acquired and liabilities assumed related to the Rocketdyne Business acquisition and had no impact on the Company’s unaudited condensed consolidated statement of operations.

f. Other Noncurrent Assets, net

	August 31, 2014	November 30, 2013
	(In millions)
Recoverable from the U.S. government for restructuring costs	$34.9	$13.3
Deferred financing costs	19.3	18.3
Recoverable from the U.S. government for conditional asset retirement obligations	17.1	15.6
Grantor trust	11.6	11.4
Indemnification receivable from UTC	6.8	10.0
Other	2.4	4.1
Other noncurrent assets, net	$92.1	$72.7
g. Other Current Liabilities

	August 31, 2014	November 30, 2013
	(In millions)
Accrued compensation and employee benefits	$102.4	$97.4
Payable to UTC primarily for Transition Service Agreements	12.0	20.4
Interest payable	20.3	12.3
Contract loss provisions	15.0	10.5
Other	66.7	65.4
Other current liabilities	$216.4	$206.0

h. Other Noncurrent Liabilities

	August 31, 2014	November 30, 2013
	(In millions)
Conditional asset retirement obligations	$23.9	$22.9
Pension benefits, non-qualified	17.0	17.2
Deferred compensation	11.7	9.8
Deferred revenue	7.6	8.0
Other	19.1	15.9
Other noncurrent liabilities	$79.3	$73.8
i. Accumulated Other Comprehensive Loss, Net of Income Taxes
Changes in accumulated other comprehensive loss by components, net of $14.8 million of income taxes, related to the Company’s retirement benefit plans are as follows:

	Actuarial Losses, Net	Prior Service Credits, Net	Total
	(In millions)
November 30, 2013	$(226.2)	$3.8	$(222.4)
Amortization of actuarial losses and prior service credits, net of income taxes	23.1	(0.4)	22.7
August 31, 2014	$(203.1)	$3.4	$(199.7)

j. Redeemable Common Stock
The Company inadvertently failed to register with the SEC the issuance of certain of its common shares in its defined contribution 401(k) employee benefit plan (the “Plan”). As a result, certain Plan participants who purchased such securities pursuant to the Plan may have the right to rescind certain of their purchases for consideration equal to the purchase price paid for the securities (or if such security has been sold, to receive consideration with respect to any loss incurred on such sale) plus interest from the date of purchase. As of August 31, 2014 and November 30, 2013, the Company has classified less than 0.1 million shares as redeemable common stock because the redemption features are not within the control of the Company. The Company may also be subject to civil and other penalties by regulatory authorities as a result of the failure to register these shares. These shares have always been treated as outstanding for financial reporting purposes. In June 2008, the Company filed a registration statement on Form S-8 to register future transactions in the GenCorp Stock Fund in the Plan. During the first nine months of fiscal 2014 and fiscal 2013, the Company recorded $0.2 million and ($0.3) million for realized losses/(gains) and interest associated with this matter, respectively.
k. Treasury Stock
During the first nine months of fiscal 2014, the Company repurchased 3.5 million of its common shares at a cost of $64.5 million. The Company reflects stock repurchases in its financial statements on a “settlement” basis.
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

The Company has a $7.3 million and $12.0 million indemnification receivable from and payable to UTC, respectively, as of August 31, 2014. Pursuant to the terms of the Amended and Restated Purchase Agreement, the Company is indemnified for certain matters.
The unaudited pro forma information for the periods set forth below gives effect to the Acquisition as if it had occurred at the beginning of fiscal 2013. These amounts have been calculated after applying the Company’s accounting policies and adjusting the results of the Rocketdyne Business to reflect depreciation and amortization that would have been charged assuming the fair value adjustments to property, plant and equipment and intangible assets had been applied as at the beginning of fiscal 2013, together with the tax effects, as applicable. The pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the Acquisition been consummated as of that time or that may result in the future. The pro forma information for the third quarter and first nine months of fiscal 2013 is presented below:

	Three months ended	Nine months ended
	August 31, 2013	August 31, 2013
	(In millions, except per share amounts)
Net sales:
As reported	$367.5	$897.8
Pro forma	$367.5	$1,277.4
Net income:
As reported	$197.4	$171.6
Pro forma	$13.2	$26.7
Basic income per share
As reported	$3.25	$2.83
Pro forma	$0.22	$0.44
Diluted income per share
As reported	$2.39	$2.13
Pro forma	$0.18	$0.39
Note 6. Income Taxes
The income tax provision for the first nine months of fiscal 2014 and 2013 was as follows:

	Nine months ended August 31,
	2014	2013
	(In millions)
Federal and state current income tax expense	$5.4	$9.6
Net deferred benefit	(5.5)	(207.2)
Impact of change in research credit estimates	1.2	(2.0)
Income tax provision (benefit)	$1.1	$(199.6)
Cash paid for income taxes	$4.6	$6.3
The effective tax rate for the first nine months of fiscal 2014 is (1.8)% and differs from the federal statutory rate of 35% primarily due to the significant non-deductible premium on the 4 1/16% Debentures repurchased during the first nine months of fiscal 2014, which the Company has treated for tax purposes as a non-recurring, discrete event due to the inability to accurately estimate an annualized total, as well as the impacts from state income taxes, changes in estimates related to the fiscal 2012 research and development credits, and certain expenditures which are permanently not deductible for tax purposes. The effective benefit tax rate for the first nine months of fiscal 2013 was 718.0% and differs from the federal statutory tax rate of 35% primarily as a result of releasing a valuation allowance of $188.6 million in the third quarter of fiscal 2013 for previously provided for deferred tax assets.
As of August 31, 2014, the total liability for uncertain income tax positions, including accrued interest and penalties, was $8.0 million. Due to the high degree of uncertainty regarding the timing of potential future cash flows associated with the respective liabilities, the Company is unable to make a reasonably reliable estimate of the amount and period in which these liabilities might be paid. It is reasonably possible that a reduction of up to $0.3 million of unrecognized tax benefits and related interest may occur within the next 12 months as a result of the expiration of certain statute of limitations.

Note 7. Long-term Debt

	August 31, 2014	November 30, 2013
	(In millions)
Term loan, bearing interest at variable rates (rate of 2.74% as of August 31, 2014), payable in quarterly installments of $1.3 million plus interest, maturing in May 2019	$100.0	$45.0
Total senior debt	100.0	45.0
Senior secured notes, bearing interest at 7.125% per annum, interest payments due in March and September, maturing in March 2021	460.0	460.0
Total senior secured notes	460.0	460.0
Convertible subordinated debentures, bearing interest at 2.25% per annum, interest payments due in May and November, maturing in November 2024	0.2	0.2
Convertible subordinated debentures, bearing interest at 4.0625% per annum, interest payments due in June and December, maturing in December 2039	133.6	193.2
Total convertible subordinated notes	133.8	193.4
Delayed draw term loan, bearing interest at variable rates (rate of 9.50% as of August 31, 2014), maturing in April 2022	89.0	—
Capital lease, payable in monthly installments, maturing in March 2017	0.7	0.8
Total other debt	89.7	0.8
Total debt	783.5	699.2
Less: Amounts due within one year	(5.5)	(2.9)
Total long-term debt	$778.0	$696.3
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
The Company and the Guarantors (collectively, the “Loan Parties”) guarantee the payment obligations of the Company under the Senior Credit Facility. Any borrowings are further secured by (i) certain equity interests owned or held by the Loan Parties and 65% of the voting stock (and 100% of the non-voting stock) of all present and future first-tier foreign subsidiaries of the Loan Parties; (ii) substantially all of the tangible and intangible personal property and assets of the Loan Parties; and (iii) certain real property owned by the Loan Parties located in Culpeper, Virginia, Redmond, Washington and Canoga Park, California. All of the Company’s other real property is excluded from collateralization under the Senior Credit Facility.
As of August 31, 2014, the Company had $58.1 million outstanding letters of credit under the $100.0 million subfacility for standby letters of credit and had $100.0 million outstanding under the term loan facility.
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

Financial Covenant	Actual Ratios as of August 31, 2014	Required Ratios
Interest coverage ratio, as defined under the Senior Credit Facility	3.39 to 1.00	Not less than: 2.40 to 1.00
Leverage ratio, as defined under the Senior Credit Facility	3.75 to 1.00	Not greater than: 4.50 to 1.00
The Company was in compliance with its financial and non-financial covenants as of August 31, 2014.
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
As of August 31, 2014, the Company had $89.0 million outstanding under the term loan facility. The proceeds from the term loan facility were used to repurchase a portion of the outstanding 4  1/16% Debentures (see below).
4.0625% Convertible Subordinated Debentures
During the first nine months of fiscal 2014, the Company repurchased $59.6 million principal amount of its 4  1/16% Debentures at various prices ranging from 195% of par to 212% of par. A summary of the Company’s 4  1/16% Debentures repurchased during the first nine months of fiscal 2014 is as follows (in millions):

Principal amount repurchased	$59.6
Cash repurchase price	(119.9)
Write-off of deferred financing costs	(0.3)
Loss on 4 1/16% Debentures repurchased	$(60.6)
As of August 31, 2014, the Company had $133.6 million outstanding principal of its 4  1/16% Debentures, convertible into 14.8 million of shares of common stock.
As of August 31, 2014, the Company classified the 4  1/16% Debentures as noncurrent liabilities. The Company had the unilateral option to pay the 4  1/16% Debentures holders in equity and has the intent and ability to settle the 4  1/16% Debentures in equity rather than the use of current assets or short term funding as of August 31, 2014.
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
Asbestos Litigation
The Company has been, and continues to be, named as a defendant in lawsuits alleging personal injury or death due to exposure to asbestos in building materials, products, or in manufacturing operations. The majority of cases are pending in Texas and Pennsylvania. There were 125 asbestos cases pending as of August 31, 2014.
Given the lack of any significant consistency to claims (i.e., as to product, operational site, or other relevant assertions) filed against the Company, the Company is unable to make a reasonable estimate of the future costs of pending claims or unasserted claims. Accordingly, no estimate of future liability has been accrued.
In 2011, Aerojet Rocketdyne received a letter demand from AMEC, plc, (“AMEC”) the successor entity to the 1981 purchaser of the business assets of Barnard & Burk, Inc., a former Aerojet Rocketdyne subsidiary, for Aerojet Rocketdyne to assume the defense of sixteen asbestos cases, involving 271 plaintiffs, pending in Louisiana, and reimbursement of over $1.7 million in past legal fees and expenses. AMEC is asserting that Aerojet Rocketdyne retained those liabilities when it sold the Barnard & Burk assets and agreed to indemnify the purchaser therefor. Under the relevant purchase agreement, the purchaser assumed only certain, specified liabilities relating to the operation of Barnard & Burk before the sale, with Barnard & Burk retaining all unassumed pre-closing liabilities, and Aerojet Rocketdyne agreed to indemnify the purchaser against unassumed liabilities that are asserted against it. Based on the information provided, Aerojet Rocketdyne declined to accept the liability and requested additional information from AMEC pertaining to the basis of the demand. On April 3, 2013, AMEC filed a complaint for breach of contract against Aerojet Rocketdyne in Sacramento County Superior Court, AMEC Construction Management, Inc. v. Aerojet-General Corporation, Case No. 342013001424718. Aerojet Rocketdyne filed its answer to the complaint denying AMEC’s allegations and discovery is ongoing. As of August 31, 2014, AMEC contends it has incurred approximately $2.7 million in past legal fees and expenses. The court has scheduled a trial date for May 18, 2015. No estimate of liability has been accrued for this matter as of August 31, 2014.
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
As of August 31, 2014, the aggregate range of these anticipated environmental costs was $168.6 million to $276.1 million and the accrued amount was $168.6 million. See Note 8(c) for a summary of the environmental reserve activity. Of these accrued liabilities, approximately 96% relates to the Company’s U.S. government contracting business and a portion of this liability is recoverable. The significant environmental sites are discussed below. The balance of the accrued liabilities relates to other sites for which the Company’s obligations are probable and estimable.
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
Aerojet Rocketdyne is involved in various stages of soil and groundwater investigation, remedy selection, design, and remedy construction associated with the operable units. In 2002, the EPA issued a Unilateral Administrative Order (“UAO”) requiring Aerojet Rocketdyne to implement the EPA-approved remedial action in the Western Groundwater Operable Unit. An identical order was issued by the California Regional Water Quality Control Board, Central Valley (“Central Valley RWQCB”). On July 7, 2011, the EPA issued Aerojet Rocketdyne its Approval of Remedial Action Construction Completion Report for Western Groundwater Operable Unit and its Determination of Remedy as Operational and Functional. On September 20, 2011, the EPA issued two UAOs to Aerojet Rocketdyne to complete a remedial design and implement remedial action for the Perimeter Groundwater Operable Unit. One UAO addresses groundwater and the other addresses soils within the Perimeter Groundwater Operable Unit. Issuance of the UAOs is the next step in the superfund process for the Perimeter Groundwater Operable Unit. Aerojet Rocketdyne submitted a final Remedial Investigation Report for the Boundary Operable Unit in 2010 and a revised Feasibility Study for the Boundary Operable Unit in 2012. A Record of Decision is anticipated to be issued by EPA by the end of 2014. A draft Remedial Investigation Report for the Island Operable Unit was submitted in January 2013 and Final Remedial Investigation Report is anticipated for fall 2014. The remaining operable units are under various stages of investigation.

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
As of August 31, 2014, the estimated range of anticipated costs discussed above for the Sacramento, California site was $130.2 million to $211.7 million and the accrued amount was $130.2 million included as a component of the Company’s environmental reserves. Expenditures associated with this matter are partially recoverable. See Note 8(c) below for further discussion on recoverability.
Baldwin Park Operable Unit (“BPOU”)
As a result of its former Azusa, California operations, in 1994 Aerojet Rocketdyne was named a PRP by the EPA in the area of the San Gabriel Valley Basin superfund site known as the BPOU. Between 1995 and 1997, the EPA issued Special Notice Letters to Aerojet Rocketdyne and eighteen other companies requesting that they implement a groundwater remedy. On June 30, 2000, the EPA issued a UAO ordering the PRPs to implement a remedy consistent with the 1994 record of decision. Aerojet Rocketdyne, along with seven other PRPs (“the Cooperating Respondents”) signed a Project Agreement in late March 2002 with the San Gabriel Basin Water Quality Authority, the Main San Gabriel Basin Watermaster, and five water companies. The Project Agreement, which has a period term of fifteen years, became effective May 9, 2002 and will terminate in May 2017. It is uncertain as to what remedial actions will be required beyond May 2017. However, the Project Agreement stipulates that the parties agree to negotiate in good faith in an effort to reach agreement as to the terms and conditions of an extension of the term in the event that a Final Record of Decision anticipates, or any of the parties desire, the continued operation of all or a substantial portion of the project facilities. Pursuant to the Project Agreement, the Cooperating Respondents fund through an escrow account the capital, operational, maintenance, and administrative costs of certain treatment and water distribution facilities to be owned and operated by the water companies. There are also provisions in the Project Agreement for maintaining financial assurance.
Aerojet Rocketdyne and the other Cooperating Respondents entered into an interim allocation agreement, which was renewed effective March 28, 2014, that establishes the interim payment obligations, subject to final reallocation, of the Cooperating Respondents for the costs incurred pursuant to the Project Agreement. Under the interim allocation, Aerojet Rocketdyne is responsible for approximately 70% (increased from approximately 68%) of all project costs. Since entering into the Project Agreement, two of the Cooperating Respondents, Huffy Corporation (“Huffy”) and Fairchild Corporation (“Fairchild”), have filed for bankruptcy and are no longer participating in the Project Agreement. The interim allocation has been adjusted to account for their shares. On September 30, 2014, another of the Cooperating Respondents, Reichhold, Inc., filed for bankruptcy under Chapter 11. At this time, Reichhold has not indicated whether it intends to discontinue funding its interim allocation of Project Costs. If Reichhold stops paying, Aerojet Rocketdyne and the remaining Cooperating Respondents will be required to make up the Reichhold share. Prior to filing for bankruptcy, Fairchild filed suit against the other Cooperating Respondents (the “Fairchild Litigation”), but the litigation is dormant under a bankruptcy court stay, and has been the subject of the mediation and tentative settlement discussed below.
On June 24, 2010, Aerojet Rocketdyne filed a complaint against Chubb Custom Insurance Company in Los Angeles County Superior Court, Aerojet-General Corporation v. Chubb Custom Insurance Company Case No. BC440284, seeking declaratory relief and damages regarding Chubb’s failure to pay certain project modification costs and failure to issue an endorsement to add other water sources that may require treatment as required under insurance policies issued to Aerojet Rocketdyne and the other Cooperating Respondents. Aerojet Rocketdyne agreed to dismiss the case without prejudice and a settlement was reached with Chubb, but required Fairchild’s agreement. Attempts to obtain Fairchild’s agreement included a motion before the Fairchild Bankruptcy Court by the Cooperating Respondents (including Aerojet Rocketdyne) seeking approval of the settlement with Chubb. That motion was denied without prejudice, and the Court directed the parties to mediation in an effort to resolve the claims between the Cooperating Respondents and Fairchild over responsibility for the remediation costs previously paid by Fairchild and the Cooperating Respondents (involved in the Fairchild Litigation) and approval by Fairchild of the Chubb settlement. On October 2, 2014, the parties reached an agreement in principle that would resolve disputes between Fairchild and the remaining Cooperating Respondents (including Aerojet Rocketdyne). The settlement, when final, will require Fairchild to consent to the Chubb settlement and receive payment of a portion of the Chubb settlement, will provide for the filing of a consolidated proof of claim on behalf of the Cooperating Respondents in the

Fairchild Liquidating Trust and would resolve the Fairchild Litigation. This agreement is subject to execution of final agreements, which, among other matters, will require approval of the bankruptcy court overseeing the Reichhold bankruptcy.
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
As of August 31, 2014, the estimated range of anticipated costs through the term of the Project Agreement for the BPOU site, which expires in 2017, was $23.8 million to $35.7 million and the accrued amount was $23.8 million included as a component of the Company’s environmental reserves. As the Company is unable to reasonably estimate the costs and expenses of this matter after the expiration of the Project Agreement, no reserve has been accrued for this matter for the period after such expiration. The Company cannot yet estimate the future cost due to the uncertainty of project definition, participation and approval by numerous third parties and the regulatory agencies, and the length of a project agreement. Expenditures associated with this matter are partially recoverable. See Note 8(c) below for further discussion on recoverability.
Toledo, Ohio Site
The Company previously manufactured products for the automotive industry at a Toledo, Ohio site, which was adjacent to the Ottawa River. This facility was divested in 1990 and the Company indemnified the buyer for claims and liabilities arising out of certain pre-divestiture environmental matters. In August 2007, the Company, along with numerous other companies, received from the United States Department of Interior Fish and Wildlife Service a notice of a Natural Resource Damage (“NRD”) Assessment Plan for the Ottawa River and Northern Maumee Bay. A group of PRPs, including the Company, was formed to respond to the NRD assessment and to pursue funding from the Great Lakes Legacy Act for primary restoration. The restoration project performed by the group consisted of river dredging and land-filling river sediments with a total project cost in the range of approximately $47 million to $49 million, one half of which was funded through the Great Lakes Legacy Act and the net project costs to the PRP group was estimated at $23.5 million to $24.5 million. The dredging of the river that began in December 2009 has been completed. In February 2011, the parties reached an agreement on allocation. Still unresolved at this time is the actual NRD Assessment itself. In August 2013, the PRPs voted to accept the State and Federal Trustees’ proposal resolving the NRD Assessment and other claims which increased the Company’s share by $0.1 million. A Consent Decree must be negotiated and approved before the settlement becomes final. As of August 31, 2014, the estimated range of the Company’s share of anticipated costs for the NRD matter was $0.2 million to $0.5 million and the accrued amount was $0.2 million. None of the expenditures related to this matter are recoverable from the U.S. government.
Wabash, Indiana Site
The Company owned and operated a former rubber processing plant in Wabash, Indiana from 1937 to 2004. Pursuant to a request from the Indiana Department of Environmental Management (“IDEM”), the Company conducted an initial site investigation of the soil and groundwater at the site and a report was submitted to IDEM. By letter of June 11, 2014, IDEM directed the Company to conduct additional investigation of the site, including a vapor intrusion investigation in areas in and around the site where trichloroethene levels in groundwater were found to exceed screening levels for vapor intrusion. The Company intends to conduct further investigations of the site in accordance with the IDEM request. The Company sent demands to other former owners/operators of the site to participate in the site work, but no party has agreed to participate as of yet. As of August 31, 2014, the estimated range of the Company's share of anticipated costs for the Wabash, Indiana site was $0.8 million to $1.2 million and the accrued amount was $0.8 million. None of the expenditures related to this matter are recoverable from the U.S. government.
c. Environmental Reserves and Estimated Recoveries
Environmental Reserves
The Company reviews on a quarterly basis estimated future remediation costs and has an established practice of estimating environmental remediation costs over a fifteen year period, except for those environmental remediation costs with a specific contractual term. Environmental liabilities at the BPOU site are estimated through the term of the Project Agreement, which expires in May 2017. As the period for which estimated environmental remediation costs increases, the reliability of such estimates decreases. These estimates consider the investigative work and analysis of engineers, outside environmental consultants, and the advice of legal staff regarding the status and anticipated results of various administrative and legal proceedings. In most cases, only a range of reasonably possible costs can be estimated. In establishing the Company’s reserves, the most probable estimate is used when determinable; otherwise, the minimum amount is used when no single amount in the range is more probable. Accordingly, such estimates can change as the Company periodically evaluates and revises these estimates as new information becomes available. The Company cannot predict whether new information gained as projects progress will affect the estimated liability accrued. The timing of payment for estimated future environmental costs is influenced by a number of factors such as the regulatory approval process, and the time required to design, construct, and implement the remedy.
A summary of the Company’s environmental reserve activity is shown below:

	Aerojet Rocketdyne- Sacramento	Aerojet Rocketdyne- BPOU	Other Aerojet Rocketdyne Sites	Total Aerojet Rocketdyne	Other	Total Environmental Reserve
	(In millions)
November 30, 2013	$128.0	$26.9	$8.2	$163.1	$8.2	$171.3
Additions	17.6	3.7	2.6	23.9	1.6	25.5
Expenditures	(15.4)	(6.8)	(2.8)	(25.0)	(3.2)	(28.2)
August 31, 2014	$130.2	$23.8	$8.0	$162.0	$6.6	$168.6
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

Pre-Close Environmental Costs	$20.0
Amount spent through August 31, 2014	(16.9)
Amount included as a component of reserves for environmental remediation costs in the unaudited condensed consolidated balance sheet as of August 31, 2014	(3.1)
Remaining Pre-Close Environmental Costs	$—
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
Pursuant to the Northrop Agreement, environmental expenditures to be reimbursed are subject to annual limitations and the total reimbursements are limited to a ceiling of $189.7 million. A summary of the Northrop Agreement activity is shown below (in millions):

Total reimbursable costs under the Northrop Agreement	$189.7
Amount reimbursed to the Company through August 31, 2014	(105.7)
Potential future cost reimbursements available (1)	84.0
Long-term receivable from Northrop in excess of the annual limitation included in the unaudited condensed consolidated balance sheet as of August 31, 2014	(74.0)
Amounts recoverable from Northrop in future periods included as a component of recoverable from the U.S. government and other third parties for environmental remediation costs in the unaudited condensed consolidated balance sheet as of August 31, 2014	(10.0)
Potential future recoverable amounts available under the Northrop Agreement	$—

(1)	Includes the short-term receivable from Northrop of $6.0 million as of August 31, 2014.
The Company’s applicable cost estimates reached the cumulative limitation under the Northrop Agreement during the third quarter of fiscal 2010. The Company has expensed $28.6 million of environmental remediation provision adjustments above the cumulative limitation under the Northrop Agreement through August 31, 2014. Accordingly, subsequent to the third quarter of fiscal 2010, the Company has incurred a higher percentage of expense related to additions to the Sacramento site and BPOU site environmental reserve until, and if, an arrangement is reached with the U.S. government. While the Company is currently seeking an arrangement with the U.S. government to recover environmental expenditures in excess of the reimbursement ceiling identified in the Northrop Agreement, there can be no assurances that such a recovery will be obtained, or if not obtained, that such unreimbursed environmental expenditures will not have a materially adverse effect on the Company’s operating results, financial condition, and/or cash flows.

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

	Estimated Recoverable Amounts Under U.S. Government Contracts	Expense to Unaudited Condensed Consolidated Statement of Operations	Total Environmental Reserve Adjustments
	(In millions)
Three months ended August 31, 2014	$9.8	$5.4	$15.2
Three months ended August 31, 2013	3.7	1.9	5.6
Nine months ended August 31, 2014	17.5	8.0	25.5
Nine months ended August 31, 2013	5.3	5.4	10.7
Note 9. Arrangements with Off-Balance Sheet Risk
As of August 31, 2014, arrangements with off-balance sheet risk consisted of:

•
$58.1 million in outstanding commercial letters of credit expiring through September 2015, the majority of which may be renewed, primarily to collateralize obligations for environmental remediation and insurance coverage.

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

Note 10. Cost Reduction Plan
On January 30, 2014, the Company announced a cost reduction plan (the “Restructuring Plan”) which resulted in the reduction of the Company’s overall headcount by approximately 260 employees. In connection with the Restructuring Plan, the Company recorded a liability of $10.0 million in the first quarter of fiscal 2014, consisting of costs for severance, employee-related benefits and other associated expenses. The remaining liability as of August 31, 2014 is $0.6 million, which includes $0.4 million in payments to be made related to ongoing business volume and $0.2 million in payments to be made related to the acquisition of the Rocketdyne Business.
The costs of the Restructuring Plan related to ongoing business volume of $6.1 million were recovered as a component of overhead in the first nine months of fiscal 2014. These restructuring costs were a component of the Company’s fiscal 2014 U.S. government forward pricing rates, and therefore, were recovered through the pricing of the Company’s products and services to the U.S. government.
The costs of the Restructuring Plan related to the acquisition of the Rocketdyne Business, $3.0 million as of August 31, 2014, have been capitalized and recorded in other noncurrent assets in the unaudited condensed consolidated balance sheet. Such costs are reimbursable costs and will be allocated to the Company’s U.S. government contracts based on the Company’s planned integration savings exceeding its restructuring costs by a factor of at least two to one. The Company believes that the anticipated restructuring savings will exceed restructuring costs by a factor of at least two to one; therefore, the costs were deferred as the Company believes that subsequent recovery of said costs through the pricing of the Company’s products and services to the U.S. government is probable. The Company reviews on a quarterly basis the probability of recovery of these costs.
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

On July 6, 2012, the Moving Ahead for Progress in the 21st Century Act (“MAP-21”) was signed into law by the U.S. government. MAP-21, in part, provides temporary relief for employers who sponsor defined benefit pension plans related to funding contributions under the Employee Retirement Income Security Act of 1974. Specifically, MAP-21 implemented a 25-year average interest rate corridor around the 24-month interest rate used for purposes of determining minimum funding obligations. This relief deferred minimum required pension funding. On August 8, 2014, the Highway and Transportation Funding Act was signed into law, which enacts the pension provision that delays the widening of the interest corridor under MAP-21. This law is expected to increase the interest rates for the plan year beginning December 1, 2013 and decrease the minimum funding requirement for Pension Protection Act ("PPA").
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
Components of retirement benefit expense (income) are:

	Pension Benefits		Postretirement Medical and Life Insurance Benefits
	Three months ended August 31,
	2014	2013	2014	2013
	(In millions)
Service cost	$2.2	$1.7	$0.1	$—
Interest cost on benefit obligation	16.8	15.3	0.6	0.6
Assumed return on plan assets	(23.3)	(24.1)	—	—
Amortization of prior service credits	—	—	(0.2)	(0.2)
Recognized net actuarial losses (gains)	13.5	23.7	(0.8)	(0.5)
Retirement benefit expense (income)	$9.2	$16.6	$(0.3)	$(0.1)

	Pension Benefits		Postretirement Medical and Life Insurance Benefits
	Nine months ended August 31,
	2014	2013	2014	2013
	(In millions)
Service cost	$6.6	$4.4	$0.1	$0.1
Interest cost on benefit obligation	50.3	45.7	1.9	1.8
Assumed return on plan assets	(69.7)	(72.3)	—	—
Amortization of prior service credits	—	—	(0.6)	(0.6)
Recognized net actuarial losses (gains)	40.4	71.0	(2.3)	(1.6)
Retirement benefit expense (income)	$27.6	$48.8	$(0.9)	$(0.3)

Note 12. Discontinued Operations
On August 31, 2004, the Company completed the sale of its GDX business. On November 30, 2005, the Company completed the sale of the Fine Chemicals business. Summarized financial information for discontinued operations is set forth below:

	Three months ended August 31,		Nine months ended August 31,
	2014	2013	2014	2013
	(In millions)
Net sales	$—	$—	$—	$—
Income (loss) before income taxes	0.1	(0.2)	(1.3)	(0.3)
Income tax benefit	0.1	—	0.7	0.1
Net income (loss) from discontinued operations	0.2	(0.2)	(0.6)	(0.2)
Note 13. Operating Segments and Related Disclosures
The Company’s operations are organized into two operating segments based on different products and customer bases: Aerospace and Defense and Real Estate.
The Company evaluates its operating segments based on several factors, of which the primary financial measure is segment performance. Segment performance represents net sales from continuing operations less applicable costs, expenses and unusual items relating to the segment operations. Segment performance excludes corporate income and expenses, legacy income or expenses, unusual items not related to the segment operations, interest expense, interest income, and income taxes.
Customers that represented more than 10% of net sales for the periods presented are as follows:

	Three months ended August 31,		Nine months ended August 31,
	2014	2013	2014	2013
Lockheed Martin	28%	19%	26%	26%
United Launch Alliance	27%	20%	26%	14%
Raytheon	15%	27%	17%	36%
NASA	11%	12%	12%	*
________
 * Less than 10%
Sales to the U.S. government and its agencies, including sales to the Company’s significant customers discussed above, were as follows (dollars in millions):

	U.S. Government Sales	Percentage of Net Sales
Three months ended August 31, 2014	$395.8	94%
Three months ended August 31, 2013	353.2	96%
Nine months ended August 31, 2014	1,090.1	95%
Nine months ended August 31, 2013	859.8	96%

Selected financial information for each reportable segment is as follows:

	Three months ended August 31,		Nine months ended August 31,
	2014	2013	2014	2013
	(In millions)
Net Sales:
Aerospace and Defense	$418.0	$365.9	$1,147.7	$893.6
Real Estate	1.5	1.6	4.6	4.2
Total Net Sales	$419.5	$367.5	$1,152.3	$897.8
Segment Performance:
Aerospace and Defense	$33.6	$35.9	$90.6	$101.5
Environmental remediation provision adjustments	(4.7)	(1.7)	(6.6)	(2.3)
Retirement benefit plan expense	(6.1)	(11.3)	(18.3)	(32.8)
Unusual items	(0.1)	(0.2)	(0.2)	(1.8)
Aerospace and Defense Total	22.7	22.7	65.5	64.6
Real Estate	0.8	0.9	2.6	2.9
Total Segment Performance	$23.5	$23.6	$68.1	$67.5
Reconciliation of segment performance to loss from continuing operations before income taxes:
Segment performance	$23.5	$23.6	$68.1	$67.5
Interest expense	(14.0)	(12.4)	(39.0)	(36.2)
Interest income	—	—	—	0.2
Stock-based compensation expense	(1.5)	(3.4)	(4.5)	(9.7)
Corporate retirement benefit plan expense	(2.8)	(5.2)	(8.4)	(15.7)
Corporate and other	(5.8)	(5.0)	(15.5)	(16.7)
Unusual items	(9.8)	(6.6)	(60.8)	(17.2)
Loss from continuing operations before income taxes	$(10.4)	$(9.0)	$(60.1)	$(27.8)
Note 14. Unusual Items
Total unusual items expense, a component of other expense, net in the unaudited condensed consolidated statements of operations, for the third quarter and first nine months of fiscal 2014 and 2013 was as follows:

	Three months ended August 31,		Nine months ended August 31,
	2014	2013	2014	2013
	(In millions)
Unusual items
Legal related matters	$0.1	$(0.2)	$0.2	$0.2
Loss on debt repurchased	9.8	—	60.6	—
Loss on bank amendment	—	—	0.2	—
Rocketdyne Business acquisition related costs(1)	—	7.0	—	18.8
	$9.9	$6.8	$61.0	$19.0
 ________

(1)	Includes a benefit of $3.6 million for the nine months ended August 31, 2013 related to the Company not being required to divest the Liquid Divert and Attitude Control Systems program.

First nine months of fiscal 2014 Activity:
A summary of the Company’s loss on the 4 1/16% Debentures repurchased during the first nine months of fiscal 2014 is as follows (in millions):

Principal amount repurchased	$59.6
Cash repurchase price	(119.9)
Write-off of deferred financing costs	(0.3)
Loss on 4 1/16% Debentures repurchased	$(60.6)
During the first nine months of fiscal 2014, the Company recorded $0.2 million of losses related to an amendment to the Senior Credit Facility.
During the first nine months of fiscal 2014, the Company recorded $0.2 million for realized losses and interest associated with the failure to register with the SEC the issuance of certain of the Company’s common shares under the defined contribution 401(k) employee benefit plan.
First nine months of fiscal 2013 Activity:
During the first nine months of fiscal 2013, the Company recorded ($0.3) million for realized gains and interest associated with the failure to register with the SEC the issuance of certain of the Company’s common shares under the defined contribution 401(k) employee benefit plan. During the first quarter of fiscal 2013, the Company recorded a charge of $0.5 million related to a legal settlement.
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
The Company revised its unaudited condensed consolidating balance sheet as of November 30, 2013 and statement of cash flows for the nine months ended August 31, 2013 to correct for the misclassification of intercompany transactions between the Parent and the Guarantor Subsidiaries columns. The adjustments had no impact on the consolidated amounts previously reported.
The revision on the unaudited condensed consolidating balance sheet as of November 30, 2013 resulted in the following: (i) a decrease of $38.0 million in intercompany receivable to the Parent column and a corresponding decrease of $38.0 million in intercompany payable to the Guarantor Subsidiaries column; and (ii) a decrease of $38.0 million in other current liabilities to the Parent column and a corresponding increase of $38.0 million in other current liabilities to the Guarantor Subsidiaries column.
In addition, the revision on the unaudited condensed consolidating statement of cash flows resulted in a decrease of $9.4 million to “net cash provided by operating activities” to the Parent column for the nine months ended August 31, 2013, with a corresponding increase to “net cash provided by financing activities.” The Company also revised the Guarantor Subsidiaries column in the unaudited condensed consolidating statement of cash flows to increase “net cash provided by operating activities” by $9.4 million for the nine months ended August 31, 2013, with a corresponding decrease to “net cash provided by financing activities.”
These revisions, which the Company determined are not material to any period presented, had no impact on any financial statements or footnotes, except for the Parent and Guarantor Subsidiaries columns of the unaudited condensed consolidating balance sheet as of November 30, 2013  and the statement of cash flows for the nine months ended August 31, 2013.

Condensed Consolidating Statements of Operations and Comprehensive (Loss) Income
(Unaudited)

Three months ended August 31, 2014	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
	(In millions)
Net sales	$—	$413.7	$5.8	$—	$419.5
Cost of sales (exclusive of items shown separately below)	—	369.4	4.9	(0.1)	374.2
Selling, general and administrative	3.4	5.9	0.4	—	9.7
Depreciation and amortization	—	15.4	0.3	—	15.7
Interest expense	13.5	0.5	—	—	14.0
Other, net	9.8	7.2	(0.8)	0.1	16.3
(Loss) income from continuing operations before income taxes	(26.7)	15.3	1.0	—	(10.4)
Income tax (benefit) provision	(6.2)	4.7	0.8	—	(0.7)
(Loss) income from continuing operations	(20.5)	10.6	0.2	—	(9.7)
Income from discontinued operations	0.2	—	—	—	0.2
(Loss) income before equity income of subsidiaries	(20.3)	10.6	0.2	—	(9.5)
Equity income of subsidiaries	10.8	—	—	(10.8)	—
Net (loss) income	$(9.5)	$10.6	$0.2	$(10.8)	$(9.5)
Comprehensive (loss) income	$(2.0)	$15.8	$0.2	$(16.0)	$(2.0)

Three months ended August 31, 2013	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
	(In millions)
Net sales	$—	$361.4	$6.1	$—	$367.5
Cost of sales (exclusive of items shown separately below)	—	322.3	4.6	(0.2)	326.7
Selling, general and administrative	6.6	7.1	0.4	—	14.1
Depreciation and amortization	0.1	14.8	0.3	—	15.2
Interest expense	11.8	0.6	—	—	12.4
Other, net	4.2	2.9	0.8	0.2	8.1
(Loss) income from continuing operations before income taxes	(22.7)	13.7	—	—	(9.0)
Income tax benefit	(63.2)	(136.9)	(6.5)	—	(206.6)
Income from continuing operations	40.5	150.6	6.5	—	197.6
Loss from discontinued operations	(0.2)	—	—	—	(0.2)
Income before equity income of subsidiaries	40.3	150.6	6.5	—	197.4
Equity income of subsidiaries	157.1	—	—	(157.1)	—
Net income	$197.4	$150.6	$6.5	$(157.1)	$197.4
Comprehensive income	$220.4	$166.8	$6.5	$(173.3)	$220.4

Nine months ended August 31, 2014	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
	(In millions)
Net sales	$—	$1,133.1	$19.2	$—	$1,152.3
Cost of sales (exclusive of items shown separately below)	—	1,009.8	17.8	(0.4)	1,027.2
Selling, general and administrative	9.0	17.9	1.2	—	28.1
Depreciation and amortization	0.1	45.0	0.8	—	45.9
Interest expense	37.1	1.9	—	—	39.0
Other, net	59.3	14.4	(1.9)	0.4	72.2
(Loss) income from continuing operations before income taxes	(105.5)	44.1	1.3	—	(60.1)
Income tax (benefit) provision	(16.0)	16.2	0.9	—	1.1
(Loss) income from continuing operations	(89.5)	27.9	0.4	—	(61.2)
Loss from discontinued operations	(0.6)	—	—	—	(0.6)
(Loss) income before equity income of subsidiaries	(90.1)	27.9	0.4	—	(61.8)
Equity income of subsidiaries	28.3	—	—	(28.3)	—
Net (loss) income	$(61.8)	$27.9	$0.4	$(28.3)	$(61.8)
Comprehensive (loss) income	$(39.1)	$43.4	$0.4	$(43.8)	$(39.1)

Nine months ended August 31, 2013	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
	(In millions)
Net sales	$—	$878.8	$19.0	$—	$897.8
Cost of sales (exclusive of items shown separately below)	—	784.5	14.6	(0.5)	798.6
Selling, general and administrative	23.2	15.9	0.8	—	39.9
Depreciation and amortization	0.1	25.7	0.8	—	26.6
Interest expense	34.4	1.8	—	—	36.2
Other, net	26.9	(5.4)	2.3	0.5	24.3
(Loss) income from continuing operations before income taxes	(84.6)	56.3	0.5	—	(27.8)
Income tax benefit	(75.3)	(116.1)	(8.2)	—	(199.6)
(Loss) income from continuing operations	(9.3)	172.4	8.7	—	171.8
Loss from discontinued operations	(0.2)	—	—	—	(0.2)
(Loss) income before equity income of subsidiaries	(9.5)	172.4	8.7	—	171.6
Equity income of subsidiaries	181.1	—	—	(181.1)	—
Net income	$171.6	$172.4	$8.7	$(181.1)	$171.6
Comprehensive income	$240.4	$221.0	$8.7	$(229.7)	$240.4

Condensed Consolidating Balance Sheets
(Unaudited)

August 31, 2014	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
	(In millions)
Cash and cash equivalents	$154.9	$—	$0.2	$(0.2)	$154.9
Accounts receivable	—	213.1	1.6	—	214.7
Inventories	—	126.4	5.9	—	132.3
Recoverable from the U.S. government, Northrop, and other third parties for environmental remediation costs	0.1	26.0	—	—	26.1
Other receivables, prepaid expenses and other	3.7	22.1	0.9	—	26.7
Income taxes	25.1	—	0.4	(12.1)	13.4
Deferred income taxes	9.1	—	—	(5.1)	4.0
Total current assets	192.9	387.6	9.0	(17.4)	572.1
Property, plant and equipment, net	4.7	360.1	5.8	—	370.6
Recoverable from the U.S. government and other third parties for environmental remediation costs	0.7	82.9	—	—	83.6
Deferred income taxes	52.5	108.4	19.1	—	180.0
Goodwill	—	164.4	—	—	164.4
Intercompany receivable	10.6	—	30.4	(41.0)	—
Investments in subsidiaries	577.8	—	—	(577.8)	—
Other noncurrent assets and intangibles, net	29.3	300.1	49.6	—	379.0
Total assets	$868.5	$1,403.5	$113.9	$(636.2)	$1,749.7
Short-term borrowings and current portion of long-term debt	$5.2	$0.3	$—	$—	$5.5
Accounts payable	1.8	112.6	1.2	(0.2)	115.4
Reserves for environmental remediation costs	2.0	33.0	—	—	35.0
Income taxes	—	12.1	—	(12.1)	—
Other current liabilities and advance payments on contracts	41.9	298.7	3.3	(5.1)	338.8
Postretirement medical and life insurance benefits	5.5	1.7	—	—	7.2
Total current liabilities	56.4	458.4	4.5	(17.4)	501.9
Long-term debt	777.6	0.4	—	—	778.0
Reserves for environmental remediation costs	4.5	129.1	—	—	133.6
Pension benefits	21.3	227.0	—	—	248.3
Intercompany payable	—	41.0	—	(41.0)	—
Postretirement medical and life insurance benefits	37.8	19.3	—	—	57.1
Other noncurrent liabilities	19.4	47.7	12.2	—	79.3
Total liabilities	917.0	922.9	16.7	(58.4)	1,798.2
Commitments and contingencies (Note 8)
Redeemable common stock	0.2	—	—	—	0.2
Total shareholders’ (deficit) equity	(48.7)	480.6	97.2	(577.8)	(48.7)
Total liabilities, redeemable common stock, and shareholders’ (deficit) equity	$868.5	$1,403.5	$113.9	$(636.2)	$1,749.7

November 30, 2013	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
	(In millions)
Cash and cash equivalents	$192.7	$4.9	$—	$—	$197.6
Accounts receivable	—	211.4	2.7	—	214.1
Inventories	—	100.5	5.4	—	105.9
Recoverable from the U.S. government, Northrop, and other third parties for environmental remediation costs	0.4	26.0	—	—	26.4
Other receivables, prepaid expenses and other	2.6	18.8	1.0	—	22.4
Income taxes	30.1	—	—	(17.5)	12.6
Deferred income taxes	10.9	4.9	1.2	—	17.0
Total current assets	236.7	366.5	10.3	(17.5)	596.0
Property, plant and equipment, net	4.7	364.4	5.6	—	374.7
Recoverable from the U.S. government and other third parties for environmental remediation costs	0.4	88.3	—	—	88.7
Deferred income taxes	48.8	107.2	19.7	—	175.7
Goodwill	—	159.6	—	—	159.6
Intercompany receivable	33.5	—	32.2	(65.7)	—
Investments in subsidiaries	534.5	—	—	(534.5)	—
Other noncurrent assets and intangibles, net	27.7	289.0	43.9	—	360.6
Total assets	$886.3	$1,375.0	$111.7	$(617.7)	$1,755.3
Short-term borrowings and current portion of long-term debt	$2.7	$0.2	$—	$—	$2.9
Accounts payable	2.2	119.1	1.2	—	122.5
Reserves for environmental remediation costs	3.8	32.8	—	—	36.6
Income taxes payable	—	16.9	0.6	(17.5)	—
Postretirement medical and life insurance benefits	5.5	1.8	—	—	7.3
Other current liabilities and advance payments on contracts	41.7	265.9	2.8	—	310.4
Total current liabilities	55.9	436.7	4.6	(17.5)	479.7
Long-term debt	695.7	0.6	—	—	696.3
Reserves for environmental remediation costs	4.3	130.4	—	—	134.7
Pension benefits	23.6	238.1	—	—	261.7
Intercompany payable	—	65.7	—	(65.7)	—
Postretirement medical and life insurance benefits	39.8	19.5	—	—	59.3
Other noncurrent liabilities	17.2	45.1	11.5	—	73.8
Total liabilities	836.5	936.1	16.1	(83.2)	1,705.5
Commitments and contingencies (Note 8)
Redeemable common stock	0.2	—	—	—	0.2
Total shareholders’ equity	49.6	438.9	95.6	(534.5)	49.6
Total liabilities, redeemable common stock, and shareholders’ equity	$886.3	$1,375.0	$111.7	$(617.7)	$1,755.3

Condensed Consolidating Statements of Cash Flows
(Unaudited)

Nine months ended August 31, 2014	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
	(In millions)
Net cash (used in) provided by operating activities	$(15.9)	$51.2	$(1.0)	$(0.2)	$34.1
Cash flows from investing activities:
Capital expenditures	(0.1)	(31.2)	(0.6)	—	(31.9)
Other investing activities	0.2	—	—	—	0.2
Net cash provided by (used in) investing activities	0.1	(31.2)	(0.6)	—	(31.7)
Cash flows from financing activities:
Debt repayments / repurchases	(164.8)	(0.2)	—	—	(165.0)
Proceeds from issuance of debt	189.0	—	—	—	189.0
Debt issuance costs	(4.2)	—	—	—	(4.2)
Net transfers from (to) parent	22.9	(24.7)	1.8	—	—
Other financing activities	(64.9)	—	—	—	(64.9)
Net cash (used in) provided by financing activities	(22.0)	(24.9)	1.8	—	(45.1)
Net (decrease) increase in cash and cash equivalents	(37.8)	(4.9)	0.2	(0.2)	(42.7)
Cash and cash equivalents at beginning of year	192.7	4.9	—	—	197.6
Cash and cash equivalents at end of period	$154.9	$—	$0.2	$(0.2)	$154.9

Nine months ended August 31, 2013	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
	(In millions)
Net cash (used in) provided by operating activities	$(7.3)	$25.7	$(1.5)	$9.6	$26.5
Cash flows from investing activities:
Purchase of Rocketdyne Business	—	(411.2)	—	—	(411.2)
Capital expenditures	—	(38.7)	—	—	(38.7)
Purchase of investments	—	(0.5)	—	—	(0.5)
Net cash used in investing activities	—	(450.4)	—	—	(450.4)
Cash flows from financing activities:
Debt repayments	(1.9)	(0.1)	—	—	(2.0)
Proceeds from issuance of debt	460.0	—	—	—	460.0
Debt issuance costs	(14.7)	—	—	—	(14.7)
Net transfers (to) from parent	(426.3)	424.8	1.5	—	—
Other financing activities	0.4	—	—	—	0.4
Net cash provided by financing activities	17.5	424.7	1.5	—	443.7
Net increase in cash and cash equivalents	10.2	—	—	9.6	19.8
Cash and cash equivalents at beginning of year	172.4	—	—	(10.3)	162.1
Cash and cash equivalents at end of period	$182.6	$—	$—	$(0.7)	$181.9

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
A summary of the significant financial highlights for the third quarter of fiscal 2014 which management uses to evaluate our operating performance and financial condition is presented below.

•	Net sales for the third quarter of fiscal 2014 totaled $419.5 million compared to $367.5 million for the third quarter of fiscal 2013.

•
Net loss for the third quarter of fiscal 2014 was $(9.5) million, or $(0.17) loss per share, compared to a net income of $197.4 million, or $2.39 diluted income per share, for the third quarter of fiscal 2013. The net loss for the third quarter of fiscal 2014 included a pre-tax contract loss of $17.5 million on the Antares AJ-26 program and a pre-tax charge of $9.8 million related to the repurchase of $9.4 million of principal of our 4.0625% Convertible Subordinated Debentures ("4 1/16% Debentures"). The net income for the third quarter of fiscal 2013 included a $206.6 million income tax benefit primarily associated with the release of deferred tax asset valuation allowance reserves.

•
Adjusted EBITDAP (Non-GAAP measure) for the third quarter of fiscal 2014 was $38.1 million, or 9.1% of net sales, compared to $41.9 million, or 11.4% of net sales, for the third quarter of fiscal 2013.

•
Segment performance (Non-GAAP measure) before environmental remediation provision adjustments, retirement benefit plan expense, and unusual items was $34.4 million for the third quarter of fiscal 2014, compared to $36.8 million for the third quarter of fiscal 2013.

•	Cash provided by operating activities in the third quarter of fiscal 2014 totaled $56.4 million, compared to $7.6 million in the third quarter of fiscal 2013.

•	Free cash flow (Non-GAAP measure) in the third quarter of fiscal 2014 totaled $43.0 million, compared to $(9.4) million in the third quarter of fiscal 2013.

•	As of August 31, 2014, we had $2.1 billion of funded backlog compared to $1.7 billion as of November 30, 2013.

•	As of August 31, 2014, we had $628.6 million in net debt (Non-GAAP measure) compared to $501.6 million as of November 30, 2013.
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
In July 2012, we signed a stock and asset purchase agreement (the “Original Purchase Agreement”) with United Technologies Corporation (“UTC”) to acquire the Pratt & Whitney Rocketdyne division (the “Rocketdyne Business”) from UTC for $550 million (the “Acquisition”). On June 10, 2013, the Federal Trade Commission (“FTC”) announced that it closed its investigation into the Acquisition under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. On June 12, 2013, we entered into an amended and restated stock and asset purchase agreement, (the “Amended and Restated Purchase Agreement”) with UTC, which amended and restated the Original Purchase Agreement, as amended. On June 14, 2013, we completed the acquisition of substantially all of the Rocketdyne Business pursuant to the Amended and Restated Purchase Agreement. The aggregate consideration to UTC was $411 million which represents the initial purchase price of $550 million reduced by $55 million relating to the pending future acquisition of UTC’s 50% ownership interest of RD Amross, LLC (“RD Amross” a joint venture with NPO Energomash of Khimki, Russia which sells RD-180 engines to RD Amross), and the portion of the UTC business that markets and supports the sale of RD-180 engines (the “RDA Acquisition”). The acquisition of UTC’s 50% ownership interest of RD Amross and UTC’s related business is contingent upon certain conditions including receipt of certain Russian governmental regulatory approvals, which may not be obtained. Pursuant to the terms of the Amended and Restated Purchase Agreement, either party to such agreement may terminate the obligations to consummate the RDA Acquisition on or after June 12, 2014; provided, however, that such termination date may be extended for up to four additional three-month periods (with the final termination date extended until June 12, 2015). On September 2, 2014, we elected the second option to extend the terms of the Amended and Restated Purchase Agreement for three months. Subject to the terms of Amended and Restated Purchase Agreement, in order to extend the termination date, either party may request the extension by providing written notice to the other party at least five business days prior to the termination date, provided that the requesting party must have a reasonable belief at the time such notice is given that a certain authorization from the Russian government will be forthcoming for completion of the RDA Acquisition. The final purchase price was further adjusted for advance payments on contracts and capital expenditures.
The Rocketdyne Business integration costs incurred and capitalized through August 31, 2014, all of which we believe will be allocated to our U.S. government contracts, totaled $30.2 million. Such costs are reimbursable costs and will be allocated to our U.S. government contracts based on our planned integration savings exceeding the restructuring costs by a factor of at least two to one. We believe that the anticipated restructuring savings will exceed restructuring costs by a factor of at least two to one; therefore, the costs were deferred as we believe that subsequent recovery of said costs through the pricing of our products and services to the U.S. government is probable. We review on a quarterly basis the probability of recovery of these costs.
The unaudited pro forma information for the periods set forth below gives effect to the Acquisition as if it had occurred at the beginning of fiscal 2013. These amounts have been calculated after applying our accounting policies and adjusting the results of the Rocketdyne Business to reflect depreciation and amortization that would have been charged assuming the fair value adjustments to property, plant and equipment and intangible assets had been applied as at the beginning of fiscal 2013, together with the tax effects, as applicable. The pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the Acquisition been consummated as of that time or that may result in the future. The pro forma information for the third quarter and first nine months of fiscal 2013 is presented below:

	Three months ended	Nine months ended
	August 31, 2013	August 31, 2013
	(In millions, except per share amounts)
Net sales:
As reported	$367.5	$897.8
Pro forma	$367.5	$1,277.4
Net income:
As reported	$197.4	$171.6
Pro forma	$13.2	$26.7
Basic income per share
As reported	$3.25	$2.83
Pro forma	$0.22	$0.44
Diluted income per share
As reported	$2.39	$2.13
Pro forma	$0.18	$0.39

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
Customers that represented more than 10% of net sales for the periods presented are as follows:

	Three months ended August 31,		Nine months ended August 31,
	2014	2013	2014	2013
Lockheed Martin	28%	19%	26%	26%
United Launch Alliance	27%	20%	26%	14%
Raytheon	15%	27%	17%	36%
NASA	11%	12%	12%	*
_______
 * Less than 10%

Sales to the U.S. government and its agencies, including sales to our significant customers discussed above, were as follows (dollars in millions):

	U.S. Government Sales	Percentage of Net Sales
Three months ended August 31, 2014	$395.8	94%
Three months ended August 31, 2013	353.2	96%
Nine months ended August 31, 2014	1,090.1	95%
Nine months ended August 31, 2013	859.8	96%
The Standard Missile program, which is included in the U.S. government sales, represented 11% and 17% of net sales for the third quarter of fiscal 2014 and 2013, respectively. The Standard Missile program represented 12% and 26% of net sales for the first nine months of fiscal 2014 and 2013, respectively.
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
The Bipartisan Budget Act of 2013 set overall discretionary spending levels for GFY 2014 and 2015 and eased sequestration spending cuts to the DoD and other federal agencies (e.g., NASA) for GFY 2014 and 2015, paving the way for an eventual agreement on GFY 2014 Appropriations for all federal agencies. Despite early action in the House of Representatives to pass GFY15 Defense and NASA Appropriations bills, the Senate has not yet been able to pass any appropriations bills.  Congress recently passed a continuing resolution to fund the U.S. government at GFY14 levels through December 11, 2014.  It is not yet clear what impact global unrest, particularly in the Ukraine and Middle East, will have on overall defense spending or specific Aerojet Rocketdyne programs.
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
During 2013, Congress began consideration of a new NASA Authorization Act, addressing NASA funding for the next several years, starting with GFY 2014. Ultimately, Congress did not complete action on a new NASA Authorization Act in 2013 and resumed consideration in 2014; however, thus far, only the House of Representative has passed a NASA Authorization bill.  In 2010, the NASA Authorization Act, which remains in effect, impacted GFYs 2011-2013. NASA has again identified the Space Launch System (“SLS”) program as one of its top priorities in the NASA portion of the GFY 2015 President’s Budget Request. The SLS program also enjoys wide bipartisan support in both chambers of Congress. We maintain a strong relationship with NASA and our propulsion systems have been powering NASA launch vehicles and spacecraft since the inception of the U.S. space program. Our booster and upper stage propulsion systems are currently baselined on the new SLS vehicle and both upper stage and booster engines are in development for future SLS variants. Due to the retirement of the space shuttle fleet, U.S. astronauts are now dependent on Russian Soyuz flights for access to and from the International Space Station (“ISS”) for the better part of this decade. NASA has indicated that it is working to re-establish U.S. manned space capability as soon as possible through development of the commercial cargo and crew ISS resupply capability and the heavy lift SLS designed for manned deep space exploration. In both instances, we have significant propulsion content.

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

A summary of our recoverable amounts, environmental reserves, and range of liability, as of August 31, 2014 is presented below:

	Recoverable Amount(1)	Reserve	Estimated Range of Liability
	(In millions)
Sacramento	$85.6	$130.2	$130.2 – $211.7
BPOU	15.6	23.8	23.8 – 35.7
Other Aerojet Rocketdyne sites	7.6	8.0	8.0 – 19.9
Other sites	0.9	6.6	6.6 – 8.8
Total	$109.7	$168.6	$168.6 – $276.1

(1)
Excludes the long-term receivable from Northrop Grumman Corporation (“Northrop”) of $74.0 million as of August 31, 2014 related to environmental costs already paid (and therefore not reserved) by the Company in prior years that are expected to be reimbursed by Northrop.

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
Capital Structure
We have a substantial amount of debt for which we are required to make interest and principal payments. Interest on long-term financing is not a recoverable cost under our U.S. government contracts. As of August 31, 2014, we had $783.5 million of debt principal outstanding. The fair value of the debt outstanding at August 31, 2014 was $961.0 million.
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
On July 6, 2012, the Moving Ahead for Progress in the 21st Century Act (“MAP-21”) was signed into law by the U.S. government. MAP-21, in part, provides temporary relief for employers who sponsor defined benefit pension plans related to funding contributions under ERISA. Specifically, MAP-21 implemented a 25-year average interest rate corridor around the 24-month interest rate used for purposes of determining minimum funding obligations. This relief deferred minimum required pension funding. On August 8, 2014, the Highway and Transportation Funding Act was signed into law, which enacts the pension provision that delays the widening of the interest corridor under MAP-21. This law is expected to increase the interest rates for plan year 2013 and decrease the minimum funding requirement under the Pension Protection Act ("PPA").

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
Additionally, the level of returns on retirement benefit plan assets, changes in interest rates, changes in legislation, and other factors affects our financial results. The timing of recognition of pension expense or income in our financial statements differs from the timing of the required pension funding under PPA or the amount of funding that can be recorded in our overhead rates through our U.S. government contracting business. Our earnings are positively or negatively impacted by the amount of expense or income we record for our employee retirement benefit plans.
Rocketdyne Business ERP Integration
The integration of the Rocketdyne Business into our ERP system is scheduled to be complete by the first half of 2015. Any extension beyond January 1, 2015 will result in additional implementation costs and fees paid to UTC for additional transitional services costs.

Results of Operations
Net Sales:

	Three months ended August 31,			Nine months ended August 31,
	2014	2013	Change*	2014	2013	Change**
	(In millions)
Net sales	$419.5	$367.5	$52.0	$1,152.3	$897.8	$254.5

* Primary reason for change. The increase in net sales was primarily due to increased deliveries on the Terminal High Altitude Area Defense (“THAAD”), Atlas V, and RL-10 programs generating $75.8 million in additional net sales. The increase in net sales was partially offset by (i) a decrease of $15.8 million in the various Standard Missile contracts primarily from the transitioning of the Standard Missile-3 Block IB contract from development activities to low-rate initial production, decreased development activities for the Throttling Divert and Attitude Control System for the Standard Missile-3 Block IIA contract, and the cessation of deliveries on the Standard Missile-1 Regrain contract earlier in the year as a result of contract completion and (ii) a decrease of $12.1 million from lower deliveries and changes in the estimated measurement of progress toward completion on the Antares program. See net sales information below:

	Three months ended August 31,
	2014	2013	Change
	(In millions)
THAAD	$50.0	$5.5	$44.5
Standard Missile	47.1	62.9	(15.8)
Atlas V	37.7	17.2	20.5
RL-10	37.1	26.3	10.8
Antares	(2.4)	9.7	(12.1)
All other Aerospace and Defense programs	248.5	244.3	4.2
Real estate	1.5	1.6	(0.1)
	$419.5	$367.5	$52.0

** Primary reason for change. The increase in net sales was primarily due to sales from the Rocketdyne Business which was acquired on June 14, 2013. Beginning in the third quarter of fiscal 2013, net sales included the Rocketdyne Business. The increase in net sales was partially offset by (i) a decrease of $93.3 million in the various Standard Missile contracts primarily from the transitioning of the Standard Missile-3 Block IB contract from development activities to low-rate initial production, decreased development activities for the Throttling Divert and Attitude Control System for the Standard Missile-3 Block IIA contract, and the cessation of deliveries on the Standard Missile-1 Regrain contract earlier in the year as a result of contract completion; (ii) an additional week of operations in the first quarter of fiscal 2013 resulting in $27.8 million in net sales; (iii) a decrease of $20.0 million as a result of the completion of the Triple Target Terminator (“T3”) IIA and IIB contracts; and (iv) a decrease of $23.9 million from lower deliveries and changes in the estimated measurement of progress toward completion on the Antares program. See net sales information below:

	Nine months ended August 31,
	2014	2013	Change
	(In millions)
Aerojet
Standard Missile	$137.4	$230.7	$(93.3)
Atlas V	78.8	63.1	15.7
Antares	3.5	27.4	(23.9)
T3 IIA and IIB	10.9	30.9	(20.0)
Extra week of sales in fiscal 2013	—	27.8	(27.8)
All other Aerojet programs	394.6	376.9	17.7
Rocketdyne (1)	522.5	136.8	385.7
Real estate	4.6	4.2	0.4
	$1,152.3	$897.8	$254.5
______
(1) Includes net sales beginning June 14, 2013 from the Rocketdyne Business (acquisition date).

Cost of Sales (exclusive of items shown separately below):

	Three months ended August 31,			Nine months ended August 31,
	2014	2013	Change*	2014	2013	Change**
	(In millions, except percentage amounts)
Cost of sales:	$374.2	$326.7	$47.5	$1,027.2	$798.6	$228.6
Percentage of net sales	89.2%	88.9%		89.1%	89.0%
Percentage of net sales excluding retirement benefit expense and step-up in fair value of inventory	87.4%	85.5%		87.3%	85.2%
Components of cost of sales:
Cost of sales excluding retirement benefit expense and step-up in fair value of inventory	$366.8	$314.1	$52.7	$1,005.7	$764.5	$241.2
Cost of sales associated with the Acquisition step-up in fair value of inventory not allocable to our U.S. government contracts	1.3	1.3	—	3.2	1.3	1.9
Retirement benefit expense	6.1	11.3	(5.2)	18.3	32.8	(14.5)
Cost of sales	$374.2	$326.7	$47.5	$1,027.2	$798.6	$228.6

* Primary reason for change. The increase in cost of sales as a percentage of net sales excluding retirement benefit expense and the step-up in fair value of inventory was primarily due to $17.3 million, 4.1% of net sales, of cost growth on the Antares AJ-26 program, including the cost to repair or replace engines as necessary in light of the previously reported engine test failures, an associated increase in hardware inspections and corrective actions on the remaining engines to be delivered, costs to repair the test stand, and for costs resulting from delayed deliveries. Under the Antares AJ-26 program, we are modifying and upgrading 20 engines that were originally manufactured in the 1970s by a foreign rocket manufacturer.  We have delivered 10 engines under the Antares AJ-26 contract and 10 more deliveries are required to complete the current contract. There can be no assurance that we will not experience any further issues with one or more of the remaining 10 engines. The cost growth on the Antares AJ-26 program was partially offset by favorable performance on the Atlas V program related to close-out activities on two Atlas V contracts.

** Primary reason for change. The increase in cost of sales excluding retirement benefit expense and step-up in fair value of inventory as a percentage of net sales was primarily due to $30.8 million, 2.7% of net sales, of cost growth on the Antares AJ-26 program, including the cost to repair or replace engines as necessary in light of the previously reported engine test failures, an associated increase in hardware inspections and corrective actions on the remaining engines to be delivered, costs to repair the test stand, and for costs resulting from delayed deliveries. Under the Antares AJ-26 program, we are modifying and upgrading 20 engines that were originally manufactured in the 1970s by a foreign rocket manufacturer.  We have delivered 10 engines under the Antares AJ-26 contract and 10 more deliveries are required to complete the current contract. There can be no assurance that we will not experience any further issues with one or more of the remaining 10 engines.

Selling, General and Administrative (“SG&A”):

	Three months ended August 31,			Nine months ended August 31,
	2014	2013	Change*	2014	2013	Change**
	(In millions, except percentage amounts)
SG&A:	$9.7	$14.1	$(4.4)	$28.1	$39.9	$(11.8)
Percentage of net sales	2.3%	3.8%		2.4%	4.4%
Components of SG&A:
SG&A excluding retirement benefit expense and stock- based compensation	$5.4	$5.5	$(0.1)	$15.2	$14.5	$0.7
Stock-based compensation	1.5	3.4	(1.9)	4.5	9.7	(5.2)
Retirement benefit expense	2.8	5.2	(2.4)	8.4	15.7	(7.3)
SG&A	$9.7	$14.1	$(4.4)	$28.1	$39.9	$(11.8)

* Primary reason for change. The decrease in SG&A expense was primarily driven by (i) lower non-cash retirement benefit plan expense (see discussion of “Retirement Benefit Plans” below) and (ii) a decrease of $1.9 million in stock-based compensation primarily as a result of increases in the fair value of the stock appreciation rights in the third quarter of fiscal 2013.

** Primary reason for change. The decrease in SG&A expense was primarily driven by (i) lower non-cash retirement benefit plan expense (see discussion of “Retirement Benefit Plans” below) and (ii) a decrease of $5.2 million in stock-based compensation primarily as a result of increases in the fair value of the stock appreciation rights in the first nine months of fiscal 2013.

Depreciation and Amortization:

	Three months ended August 31,			Nine months ended August 31,
	2014	2013	Change*	2014	2013	Change**
	(In millions)
Depreciation and amortization:	$15.7	$15.2	$0.5	$45.9	$26.6	$19.3
Components of depreciation and amortization:
Depreciation	$12.3	$12.5	$(0.2)	$35.8	$23.2	$12.6
Amortization	3.4	2.7	0.7	10.1	3.4	6.7

* Primary reason for change. Depreciation and amortization was essentially unchanged for the period presented.

** Primary reason for change. The increase in depreciation and amortization is primarily due to (i) an increase of $10.1 million of depreciation expense related to the Rocketdyne Business since the acquisition; (ii) an increase $6.7 million of amortization of intangible assets associated with the Rocketdyne Business which is not allocable to our U.S. government contracts; and (iii) an increase of $2.8 million of depreciation expense associated with the ERP system which was placed into service in June 2013.
Other Expense, net:

	Three months ended August 31,			Nine months ended August 31,
	2014	2013	Change*	2014	2013	Change**
	(In millions)
Other expense, net:	$16.3	$8.1	$8.2	$72.2	$24.5	$47.7

* Primary reason for change. The increase in other expense, net was primarily due to (i) an increase of $3.1 million in unusual item charges; (ii) an increase of $3.5 million in environmental remediation expenses; and (iii) an increase of $0.7 million in losses on the disposal of long-lived assets. See Notes 8(b) and 8(c) in Notes to Unaudited Condensed Consolidated Financial Statements for additional discussion of environmental remediation matters. See discussion of unusual items below.

** Primary reason for change. The increase in other expense, net was primarily due to (i) an increase of $42.0 million in unusual item charges; (ii) an increase of $2.6 million in environmental remediation expenses; and (iii) an increase of $2.4 million in losses on the disposal of long-lived assets. See Notes 8(b) and 8(c) in Notes to Unaudited Condensed Consolidated Financial Statements for additional discussion of environmental remediation matters. See discussion of unusual items below.
Total unusual items expense, a component of other expense, net in the unaudited condensed consolidated statements of operations, for the third quarter and first nine months of fiscal 2014 and 2013 was as follows:

	Three months ended August 31,		Nine months ended August 31,
	2014	2013	2014	2013
	(In millions)
Unusual items:
Legal related matters	$0.1	$(0.2)	$0.2	$0.2
Loss on debt repurchased	9.8	—	60.6	—
Loss on bank amendment	—	—	0.2	—
Rocketdyne Business acquisition related costs(1)	—	7.0	—	18.8
	$9.9	$6.8	$61.0	$19.0
_______

(1)	Includes a benefit of $3.6 million for the nine months ended August 31, 2013 related to us not being required to divest the Liquid Divert and Attitude Control Systems program.

First nine months of fiscal 2014 Activity:
A summary of the loss on the 4 1/16%  Debentures repurchased during the first nine months of fiscal 2014 is as follows (in millions):

Principal amount repurchased	$59.6
Cash repurchase price	(119.9)
Write-off of deferred financing costs	(0.3)
Loss on 4 1/16% Debentures repurchased	$(60.6)
During the first nine months of fiscal 2014, we recorded $0.2 million of losses related to an amendment to the Senior Credit Facility.
During the first nine months of fiscal 2014, we recorded $0.2 million for realized losses and interest associated with the failure to register with the SEC the issuance of certain of our common shares under the defined contribution 401(k) employee benefit plan.
First nine months of fiscal 2013 Activity:
During the first nine months of fiscal 2013, we recorded ($0.3) million for realized gains and interest associated with the failure to register with the SEC the issuance of certain of our common shares under the defined contribution 401(k) employee benefit plan. During the first quarter of fiscal 2013, we recorded a charge of $0.5 million related to a legal settlement.
We incurred expenses of $18.8 million, including internal labor costs of $1.7 million, related to the Rocketdyne Business acquisition in the first nine months of fiscal 2013.
Interest Income:

	Three months ended August 31,			Nine months ended August 31,
	2014	2013	Change*	2014	2013	Change*
	(In millions)
Interest income:	$—	$—	$—	$—	$(0.2)	$(0.2)

* Primary reason for change. Interest income was essentially unchanged for the periods presented.

Interest Expense:

	Three months ended August 31,			Nine months ended August 31,
	2014	2013	Change*	2014	2013	Change**
	(In millions)
Interest expense:	$14.0	$12.4	$1.6	$39.0	$36.2	$2.8
Components of interest expense:
Contractual interest and other	13.1	11.5	1.6	36.3	32.6	3.7
Amortization of deferred financing costs	0.9	0.9	—	2.7	3.6	(0.9)
Interest expense	$14.0	$12.4	$1.6	$39.0	$36.2	$2.8

* Primary reason for change. The increase in interest expense was primarily due to the issuance of $89.0 million under the subordinated delayed draw term loan facility in fiscal 2014. The proceeds from the delayed draw term loan facility were used to repurchase a portion of the 4 1/16% Debentures.

**  Primary reason for change. The increase in interest expense was primarily due to (i) the issuance of the 7.125% Second-Priority Senior Secured Notes due 2021 (the “7 1/8% Notes”) in January 2013 related to the acquisition of the Rocketdyne Business and (ii) the issuance of $89.0 million under the subordinated delayed draw term loan facility in fiscal 2014. These increases were partially offset by the amortization in the first quarter of fiscal 2013 of the commitment fee for the $510 million of debt financing with Morgan Stanley Senior Funding, Inc. and Citigroup Global Markets Inc. entered into in July 2012.

Income Tax Provision:
The income tax provision for the first nine months of fiscal 2014 and 2013 was as follows:

	Nine months ended August 31,
	2014	2013
	(In millions)
Federal and state current income tax expense	$5.4	$9.6
Net deferred benefit	(5.5)	(207.2)
Impact of change in research credit estimates	1.2	(2.0)
Income tax provision (benefit)	$1.1	$(199.6)
Cash paid for income taxes	$4.6	$6.3
The effective tax rate for the first nine months of fiscal 2014 is (1.8)% and differs from the federal statutory rate of 35% primarily due to the significant non-deductible premium on the 4 1/16% Debentures repurchased during the first nine months of fiscal 2014, which we have treated for tax purposes as a non-recurring, discrete event due to the inability to accurately estimate an annualized total, as well as the impacts from state income taxes, changes in estimates related to the fiscal 2012 research and development credits, and certain expenditures which are permanently not deductible for tax purposes. The effective tax rate for the first nine months of fiscal 2013 was 718.0% and differs from the federal statutory tax rate of 35% primarily as a result of releasing a valuation allowance of $188.6 million in the third quarter of fiscal 2013 for previously provided for deferred tax assets.
As of August 31, 2014, the total liability for uncertain income tax positions, including accrued interest and penalties, was $8.0 million. Due to the high degree of uncertainty regarding the timing of potential future cash flows associated with the respective liabilities, we have been unable to make a reasonably reliable estimate of the amount and period in which these liabilities might be paid. It is reasonably possible that a reduction of up to $0.3 million of unrecognized tax benefits and related interest may occur within the next 12 months as a result of the expiration of certain statute of limitations.
Discontinued Operations:
On August 31, 2004, we completed the sale of our GDX Automotive (“GDX”) business. On November 30, 2005, we completed the sale of the Fine Chemicals business. Summarized financial information for discontinued operations is set forth below:

	Three months ended August 31,		Nine months ended August 31,
	2014	2013	2014	2013
	(In millions)
Net sales	$—	$—	$—	$—
Income (loss) before income taxes	0.1	(0.2)	(1.3)	(0.3)
Income tax benefit	0.1	—	0.7	0.1
Net income (loss) from discontinued operations	0.2	(0.2)	(0.6)	(0.2)
Retirement Benefit Plans:
Components of retirement benefit expense are:

	Three months ended August 31,		Nine months ended August 31,
	2014	2013	2014	2013
	(In millions)
Service cost	$2.3	$1.7	$6.7	$4.5
Interest cost on benefit obligation	17.4	15.9	52.2	47.5
Assumed return on plan assets	(23.3)	(24.1)	(69.7)	(72.3)
Amortization of prior service credits	(0.2)	(0.2)	(0.6)	(0.6)
Recognized net actuarial losses	12.7	23.2	38.1	69.4
Retirement benefit expense	$8.9	$16.5	$26.7	$48.5

The decrease in retirement benefit expense was primarily due to lower actuarial losses recognized in the third quarter and first nine months of fiscal 2014 compared to the comparable fiscal 2013 periods. The decrease in actuarial losses was primarily the result of better than expected investment returns on pension plan assets and an increase in the discount rate due to higher market interest rates used to determine our retirement benefit obligation.  Actual rate of return on pension plan assets was 12.5% in fiscal 2013 compared to an assumed rate of 8% in fiscal 2013. The discount rate was 4.54% as of November 30, 2013 compared to 3.68% as of November 30, 2012.
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
Additionally, we sponsor a defined contribution 401(k) plan and participation in the plan is available to all employees. The cost of the 401(k) plan was $15.4 million and $9.3 million, respectively, in the first nine months of fiscal 2014 and 2013. The cost is recoverable through our U.S. government contracts.
Operating Segment Information:
We evaluate our operating segments based on several factors, of which the primary financial measure is segment performance. Segment performance, which is a non-GAAP financial measure, represents net sales from continuing operations less applicable costs, expenses and provisions for unusual items relating to the segment. Excluded from segment performance are: corporate income and expenses, interest expense, interest income, income taxes, legacy income or expenses, and unusual items not related to the segment. We believe that segment performance provides information useful to investors in understanding our underlying operational performance. In addition, we provide the Non-GAAP financial measure of our operational performance called segment performance before environmental remediation provision adjustments, retirement benefit plan expense, Rocketdyne purchase accounting adjustments, and unusual items. We believe the exclusion of the items listed above permits an evaluation and a comparison of results for ongoing business operations, and it is on this basis that management internally assesses operational performance.

Aerospace and Defense Segment

	Three months ended August 31,			Nine months ended August 31,
	2014	2013	Change*	2014	2013	Change**
	(In millions, except percentage amounts)
Net sales	$418.0	$365.9	$52.1	$1,147.7	$893.6	$254.1
Segment performance (Non-GAAP measure)	22.7	22.7	—	65.5	64.6	0.9
Segment margin (Non-GAAP measure)	5.4%	6.2%		5.7%	7.2%
Segment margin before environmental remediation provision adjustments, retirement benefit plan expense, Rocketdyne purchase accounting adjustments, and unusual items (Non-GAAP measure)	9.9%	12.2%		9.8%	12.3%
Components of segment performance:
Aerospace and Defense	$41.4	$44.7	$(3.3)	$112.0	$110.3	$1.7
Environmental remediation provision adjustments	(4.7)	(1.7)	(3.0)	(6.6)	(2.3)	(4.3)
Retirement benefit plan expense	(6.1)	(11.3)	5.2	(18.3)	(32.8)	14.5
Unusual items	(0.1)	(0.2)	0.1	(0.2)	(1.8)	1.6
Rocketdyne purchase accounting adjustments not allocable to our U.S. government contracts:
Amortization of the Rocketdyne Business’ intangible assets	(3.0)	(2.3)	(0.7)	(9.0)	(2.3)	(6.7)
Depreciation associated with the step-up in the fair value of the Rocketdyne Business’ tangible assets	(3.5)	(5.2)	1.7	(9.2)	(5.2)	(4.0)
Cost of sales associated with the step-up in the fair value of the Rocketdyne Business’ inventory	(1.3)	(1.3)	—	(3.2)	(1.3)	(1.9)
Aerospace and Defense total	$22.7	$22.7	$—	$65.5	$64.6	$0.9

* Primary reason for change. The increase in net sales was primarily due to increased deliveries on the THAAD, Atlas V, and RL-10 programs generating $75.8 million in additional net sales. The increase in net sales was partially offset by (i) a decrease of $15.8 million in the various Standard Missile contracts primarily from the transitioning of the Standard Missile-3 Block IB contract from development activities to low-rate initial production, decreased development activities for the Throttling Divert and Attitude Control System for the Standard Missile-3 Block IIA contract, and the cessation of deliveries on the Standard Missile-1 Regrain contract earlier in the year as a result of contract completion and (ii) a decrease of $12.1 million from lower deliveries and changes in the estimated measurement of progress toward completion on the Antares program. See net sales information below:

	Three months ended August 31,
	2014	2013	Change
	(In millions)
THAAD	$50.0	$5.5	$44.5
Standard Missile	47.1	62.9	(15.8)
Atlas V	37.7	17.2	20.5
RL-10	37.1	26.3	10.8
Antares	(2.4)	9.7	(12.1)
All other Aerospace and Defense programs	248.5	244.3	4.2
	$418.0	$365.9	$52.1

The decrease in segment margin before environmental remediation provision adjustments, retirement benefit plan expense, Rocketdyne purchase accounting adjustments, and unusual items in the third quarter of fiscal 2014 compared to the third quarter of fiscal 2013 was primarily due to $17.3 million, 4.1% of net sales, of cost growth on the Antares AJ-26 program, including the cost to repair or replace engines as necessary in light of the previously reported engine test failures, an associated increase in hardware inspections and corrective actions on the remaining engines to be delivered, costs to repair the test stand, and for costs resulting from delayed deliveries.  Under the Antares AJ-26 program, we are modifying and upgrading 20 engines that were originally manufactured in the 1970s by a foreign rocket manufacturer.  We have delivered 10 engines under the Antares AJ-26 contract and 10 more deliveries are required to complete the current contract. There can be no assurance that we will not experience any further issues with one or more of the remaining 10 engines.
** Primary reason for change. The increase in net sales was primarily due to sales from the Rocketdyne Business which was acquired on June 14, 2013. The net sales beginning in the third quarter of fiscal 2013 included the Rocketdyne Business. The increase in net sales was partially offset by (i) a decrease of $93.3 million in the various Standard Missile contracts primarily from the transitioning of the Standard Missile-3 Block IB contract from development activities to low-rate initial production, decreased development activities for the Throttling Divert and Attitude Control System for the Standard Missile-3 Block IIA contract, and the cessation of deliveries on the Standard Missile-1 Regrain contract earlier in the year as a result of contract completion; (ii) an additional week of operations in the first quarter of fiscal 2013 resulting in $27.8 million in net sales; (iii) a decrease of $20.0 million as a result of the completion of the T3 IIA and IIB contracts; and (iv) a decrease of $23.9 million from lower deliveries and changes in the estimated measurement of progress toward completion on the Antares program. See net sales information below:

	Nine months ended August 31,
	2014	2013	Change
	(In millions)
Aerojet
Standard Missile	$137.4	$230.7	$(93.3)
Atlas V	78.8	63.1	15.7
Antares	3.5	27.4	(23.9)
T3 IIA and IIB	10.9	30.9	(20.0)
Extra week of sales in fiscal 2013	—	27.8	(27.8)
All other Aerojet programs	394.6	376.9	17.7
Rocketdyne (1)	522.5	136.8	385.7
	$1,147.7	$893.6	$254.1
______
(1) Includes net sales beginning June 14, 2013 from the Rocketdyne Business (acquisition date).

The decrease in the segment margin before environmental remediation provision adjustments, retirement benefit plan expense, Rocketdyne purchase accounting adjustments, and unusual items in the first nine months of fiscal 2014 compared to the first nine months of fiscal 2013, was primarily due to $30.8 million, 2.7% of net sales, of cost growth on the Antares AJ-26 program, including the cost to repair or replace engines as necessary in light of the previously reported engine test failures, an associated increase in hardware inspections and corrective actions on the remaining engines to be delivered, costs to repair the test stand, and for costs resulting from delayed deliveries.  Under the Antares AJ-26 program, we are modifying and upgrading 20 engines that were originally manufactured in the 1970s by a foreign rocket manufacturer.  We have delivered 10 engines under the Antares AJ-26 contract and 10 more deliveries are required to complete the current contract. There can be no assurance that we will not experience any further issues with one or more of the remaining 10 engines.
A summary of our backlog is as follows:

	August 31, 2014	November 30, 2013
	(In billions)
Funded backlog	$2.1	$1.7
Unfunded backlog	0.9	0.8
Total contract backlog	$3.0	$2.5
The increase in backlog from November 30, 2013 is primarily due to the receipt of large, multi-year awards on several programs including RS-68, RS-27, Atlas V, and THAAD.

Total backlog includes both funded backlog (unfilled orders for which funding is authorized, appropriated and contractually obligated by the customer) and unfunded backlog (firm orders for which funding has not been appropriated). Indefinite delivery and quantity contracts and unexercised options are not reported in total backlog. Backlog is subject to funding delays or program restructurings/cancellations which are beyond our control. Of our August 31, 2014 total contract backlog, approximately 47%, or $1.4 billion, is expected to be filled within one year.
Real Estate Segment

	Three months ended August 31,			Nine months ended August 31,
	2014	2013	Change*	2014	2013	Change*
	(In millions)
Net sales	$1.5	$1.6	$(0.1)	$4.6	$4.2	$0.4
Segment performance	0.8	0.9	(0.1)	2.6	2.9	(0.3)

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

	Three months ended August 31,		Nine months ended August 31,
	2014	2013	2014	2013
	(In millions, except percentage amounts)
Loss from continuing operations before income taxes	$(10.4)	$(9.0)	$(60.1)	$(27.8)
Interest expense	14.0	12.4	39.0	36.2
Interest income	—	—	—	(0.2)
Depreciation and amortization	15.7	15.2	45.9	26.6
Retirement benefit expense	8.9	16.5	26.7	48.5
Unusual items	9.9	6.8	61.0	19.0
Adjusted EBITDAP	$38.1	$41.9	$112.5	$102.3
Adjusted EBITDAP as a percentage of net sales	9.1%	11.4%	9.8%	11.4%
In addition to segment performance and Adjusted EBITDAP, we provide the Non-GAAP financial measures of free cash flow and net debt. We use these financial measures, both in presenting our results to stakeholders and the investment community, and in our internal evaluation and management of the business. Management believes that these financial measures are useful because it presents our business using the same tools that management uses to evaluate progress in achieving our goals.

	Three months ended August 31,		Nine months ended August 31,
	2014	2013	2014	2013
	(In millions)
Cash provided by operating activities	$56.4	$7.6	$34.1	$26.5
Capital expenditures	(13.4)	(17.0)	(31.9)	(38.7)
Free cash flow(1)	$43.0	$(9.4)	$2.2	$(12.2)

(1)
Free Cash Flow, a Non-GAAP financial measure, is defined as cash flow from operating activities less capital expenditures. Free Cash Flow excludes any mandatory debt service requirements and other non-discretionary expenditures. Free Cash Flow should not be considered in isolation, as a measure of residual cash flow available for discretionary purposes, or as an alternative to cash flows from operations presented in accordance with GAAP. The Company believes Free Cash Flow is useful as it provides supplemental information to assist investors in viewing the business using the same tools that management uses to evaluate progress in achieving the Company’s goals.

	August 31, 2014	August 31, 2013
	(In millions)
Debt principal	$783.5	$705.1
Cash and cash equivalents	(154.9)	(181.9)
Net debt	$628.6	$523.2
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
In August 2014, the FASB issued an amendment to the accounting guidance related to the evaluation of an entity to continue as a going concern. The amendment establishes management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern in connection with preparing financial statements for each annual and interim reporting period. The update also gives guidance to determine whether to disclose information about relevant conditions and events when there is substantial doubt about an entity’s ability to continue as a going concern. This guidance is effective for us as of November 30, 2017. The new guidance will not have an impact on our financial position, results of operations, or cash flows.
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
In our Aerospace and Defense segment, recognition of profit on long-term contracts requires the use of assumptions and estimates related to the contract value or total contract revenue, the total cost at completion and the measurement of progress towards completion. Due to the nature of the programs, developing the estimated total cost at completion requires the use of significant judgment. Estimates are continually evaluated as work progresses and are revised as necessary. Factors that must be considered in estimating the work to be completed include labor productivity, the nature and technical complexity of the work to be performed, availability and cost volatility of materials, subcontractor and vendor performance, warranty costs, volume assumptions, anticipated labor agreements and inflationary trends, schedule and performance delays, availability of funding from the customer, and the recoverability of costs incurred outside the original contract included in any estimates to complete. We review contract performance and cost estimates for some contracts at least monthly and for others at least quarterly and more frequently when circumstances significantly change. When a change in estimate is determined to have an impact on contract profit, we will record a positive or negative adjustment to the statement of operations. Changes in estimates and assumptions related to the status of certain long-term contracts may have a material effect on our operating results. The following table summarizes the impact from changes in estimates and assumptions on the statements of operations on contracts, representing 85% of our net sales over the first nine months of fiscal 2014 and 2013, accounted for under the percentage-of-completion method of accounting:

	Three months ended August 31,		Nine months ended August 31,
	2014	2013	2014	2013
	(In millions, except per share amounts)
(Unfavorable) favorable effect of the changes in contract estimates on loss from continuing operations before income taxes	$(5.3)	$11.0	$(8.2)	$20.4
(Unfavorable) favorable effect of the changes in contract estimates on net (loss) income	(2.3)	9.5	(3.9)	14.4
(Unfavorable) favorable effect of the changes in contract estimates on basic net (loss) income per share	(0.04)	0.16	(0.07)	0.24
(Unfavorable) favorable effect of the changes in contract estimates on diluted net (loss) income per share	(0.04)	0.14	(0.07)	0.24
A detailed description of our significant accounting policies can be found in our most recent Annual Report on Form 10-K for the fiscal year ended November 30, 2013.

Arrangements with Off-Balance Sheet Risk
As of August 31, 2014, arrangements with off-balance sheet risk consisted of:

•
$58.1 million in outstanding commercial letters of credit expiring through September 2015, the majority of which may be renewed, primarily to collateralize obligations for environmental remediation and insurance coverage.

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
We provide product warranties in conjunction with certain product sales. The majority of our warranties are one-year standard warranties for parts, workmanship, and compliance with specifications. On occasion, we have made commitments beyond the standard warranty obligation. While we have contracts with warranty provisions, there is not a history of any significant warranty claims experience. A reserve for warranty exposure is made on a product by product basis when it is both estimable and probable. These costs are included in the program’s estimate at completion and are expensed in accordance with our revenue recognition methodology as allowed under GAAP for that particular contract.

Liquidity and Capital Resources
Net Cash (Used in) Provided by Operating, Investing, and Financing Activities
The change in cash and cash equivalents was as follows:

	Nine months ended August 31,
	2014	2013
	(In millions)
Net Cash Provided by Operating Activities	$34.1	$26.5
Net Cash Used in Investing Activities	(31.7)	(450.4)
Net Cash (Used in) Provided by Financing Activities	(45.1)	443.7
Net (Decrease) Increase in Cash and Cash Equivalents	$(42.7)	$19.8
Net Cash Provided by Operating Activities
The $34.1 million of cash provided by operating activities in the first nine months of fiscal 2014 was primarily the result of loss from continuing operations before income taxes adjusted for non-operating cash adjustments which generated $82.1 million. This amount was partially offset by cash used to fund working capital (defined as accounts receivables, inventories, restructuring, accounts payable, contract advances, real estate activities, and other liabilities) and future recoverable restructuring costs of $35.5 million. The funding of working capital is primarily due to (i) an increase of $27.2 million in inventories primarily related to the Standard Missile and Atlas V programs and (ii) increased Rocketdyne Business integration costs including the $21.6 million related to future recoverable restructuring costs. In addition, we paid $4.6 million for income tax in the first nine months of fiscal 2014.

The $26.5 million of cash provided by operating activities in the first nine months of fiscal 2013 was primarily the result of loss from continuing operations before income taxes adjusted for non-operating cash adjustments which generated $60.7 million. This amount was partially offset by cash used to fund working capital (defined as accounts receivables, inventories, accounts payable, contract advances, real estate activities, and other liabilities) of $25.8 million. The funding of working capital is due to (i) an increase in inventories primarily due to the timing of deliveries under the Atlas V program and (ii) an increase in accounts receivables due to timing of sales and billing during the quarter. These factors were partially offset by (i) an increase in accounts payable related to the increase in cost-reimbursable contract sales and timing of payments and (ii) an increase in other current liabilities primarily related to the timing of payments.
Net Cash Used In Investing Activities
During the first nine months of fiscal 2014 and 2013, we had capital expenditures of $31.9 million and $38.7 million, respectively. During the first nine months of fiscal 2013, capital expenditures included $16.5 million related to our ERP implementation.
During the third quarter of fiscal 2013, we purchased the Rocketdyne business for $411.2 million (see Note 5 of the Notes to Unaudited Condensed Consolidated Financial Statements.) During the third quarter of fiscal 2014, we received $0.2 million for a purchase price adjustment for the Rocketdyne Business.
Net Cash (Used in) Provided by Financing Activities
During the first nine months of fiscal 2014, we repurchased 3.5 million of our common shares at a cost of $64.5 million. We also issued $189.0 million of debt and had $165.0 million in debt cash payments (see below). In addition, we incurred $4.2 million of debt issuance costs.
During the first nine months of fiscal 2013, we issued $460.0 million of debt and had $2.0 million in debt repayments. In addition, we incurred $14.7 million of debt issuance costs.
Debt Activity and Covenants
Our debt activity during the first nine months of fiscal 2014 was as follows:

	November 30, 2013	Additions	Cash Payments	Non-cash Activity	August 31, 2014
	(In millions)
Term loan	$45.0	$100.0	$(45.0)	$—	$100.0
7 1/8% Notes	460.0	—	—	—	460.0
4 1/16% Debentures	193.2	—	(119.9)	60.3	133.6
2 1/4% Convertible Subordinated Debentures	0.2	—	—	—	0.2
Delayed draw term loan	—	89.0	—	—	89.0
Other debt	0.8	—	(0.1)	—	0.7
Total Debt and Borrowing Activity	$699.2	$189.0	$(165.0)	$60.3	$783.5

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

Financial Covenant	Actual Ratios as of August 31, 2014	Required Ratios
Interest coverage ratio, as defined under the Senior Credit Facility	3.39 to 1.00	Not less than: 2.40 to 1.00
Leverage ratio, as defined under the Senior Credit Facility	3.75 to 1.00	Not greater than: 4.50 to 1.00

We were in compliance with our financial and non-financial covenants as of August 31, 2014.
Outlook
Short-term liquidity requirements consist primarily of recurring operating expenses, including but not limited to costs related to our capital and environmental expenditures, integration costs of the Rocketdyne Business, debt service requirements, and retirement benefit plans. We believe that our existing cash and cash equivalents and existing credit facilities will provide sufficient funds to meet our operating plan for the next twelve months. The operating plan for this period provides for full operation of our businesses, and interest and principal payments on our debt. As of August 31, 2014, we had $152.9 million of available borrowings under our Senior Credit Facility and Subordinated Credit Facility. Based on our existing debt agreements, we were in compliance with our financial and non-financial covenants as of August 31, 2014. Our failure to comply with these covenants could result in an event of default that, if not cured or waived, could result in the acceleration of the Senior Credit Facility, the Subordinated Credit Facility, the 7 1/8% Notes, and the 4 1/16% Debentures. In addition, our failure to pay principal and interest when due is a default under the Senior Credit Facility, and in certain cases, would cause cross defaults on the Subordinated Credit Facility, 7 1/8% Notes and 4 1/16% Debentures.

We are committed to a cash management strategy that maintains liquidity to adequately support the operation of the business, our growth strategy and to withstand unanticipated business volatility. We believe that cash generated from operations, together with our current levels of cash and investments as well as availability under our revolving credit facility and delayed draw term loan, should be sufficient to maintain our ongoing operations, support working capital requirements and fund anticipated capital expenditures related to projected business growth. Our cash management strategy includes maintaining the flexibility to pay down debt and/or repurchase shares depending on economic and other conditions. In connection with the implementation of our cash management strategy, our Board of Directors and management may seek to retire or purchase our outstanding debt through cash purchases and/or exchanges for equity securities, in open market purchases, privately negotiated transactions or otherwise if we believe that it is in our best interests. Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.
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

Forward-Looking Statements
Certain information contained in this report should be considered “forward-looking statements” as defined by Section 21E of the Private Securities Litigation Reform Act of 1995. All statements in this report other than historical information may be deemed forward-looking statements. These statements present (without limitation) the expectations, beliefs, plans and objectives of management and future financial performance and assumptions underlying, or judgments concerning, the matters discussed in the statements. The words “believe,” “estimate,” “anticipate,” “project” and “expect,” and similar expressions, are intended to identify forward-looking statements. Forward-looking statements involve certain risks, estimates, assumptions and uncertainties, including with respect to future sales and activity levels, cash flows, contract performance, the outcome of litigation and contingencies, environmental remediation and anticipated costs of capital. A variety of factors could cause actual results or outcomes to differ materially from those expected and expressed in our forward-looking statements. Important risk factors that could cause actual results or outcomes to differ from those expressed in the forward-looking statements are described in the section “Risk Factors” in Item 1A of our Annual Report to the SEC on Form 10-K for the fiscal year ended November 30, 2013 include the following:

•	future reductions or changes in U.S. government spending;

•	cancellation or material modification of one or more significant contracts;

•	negative audit of the Company’s business by the U.S. government;

•	the integration difficulties or inability to integrate the Rocketdyne Business into the Company’s existing operations successfully or to realize the anticipated benefits of the acquisition;

•	ability to manage effectively the Company’s expanded operations following the acquisition of the Rocketdyne Business;

•	the increase in the Company’s leverage and debt service obligations as a result of the acquisition of the Rocketdyne Business and the Company’s recent capital transactions;

•	the Rocketdyne Business’s international sales are subject to applicable laws relating to export controls, the violation of which could adversely affect its operations;

•	the acquisition of RD Amross is subject to a number of conditions which could delay or materially adversely affect the timing of its completion, or prevent it from occurring;

•	cost overruns on the Company’s contracts that require the Company to absorb excess costs;

•	failure of the Company’s subcontractors or suppliers to perform their contractual obligations;

•	failure to secure contracts;

•	failure to comply with regulations applicable to contracts with the U.S. government;

•	failure to comply with applicable laws, including laws relating to export controls and anti-corruption or bribery laws;

•	costs and time commitment related to potential acquisition activities;

•	the Company’s inability to adapt to rapid technological changes;

•	failure of the Company’s information technology infrastructure;

•	failure to effectively integrate the Rocketdyne Business into the Company’s ERP system;

•	product failures, schedule delays or other problems with existing or new products and systems, including without limitation any further issues on the Antares AJ-26 program;

•	the release, or explosion, or unplanned ignition of dangerous materials used in the Company’s businesses;

•	loss of key qualified suppliers of technologies, components, and materials;

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
As of August 31, 2014, our debt totaled $783.5 million: $594.5 million, or 76%, was at an average fixed rate of 6.44%; and $189.0 million, or 24%, was at a variable rate of 5.92%.
The estimated fair value and principal amount of our outstanding debt is presented below:

	Fair Value		Principal Amount
	August 31, 2014	November 30, 2013	August 31, 2014	November 30, 2013
	(In millions)
Term loan	$100.0	$45.0	$100.0	$45.0
7 1/8% Notes	495.9	494.5	460.0	460.0
4 1/16% Debentures	275.2	398.1	133.6	193.2
Delayed draw term loan	89.0	—	89.0	—
Other debt	0.9	1.0	0.9	1.0
	$961.0	$938.6	$783.5	$699.2
The fair values of the 7 1/8% Notes and 4 1/16% Debentures were determined using broker quotes that are based on open markets of our debt securities as of August 31, 2014 and November 30, 2013. The fair value of the term loans and other debt was determined to approximate carrying value.
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

Asbestos Cases. The following table sets forth information related to our historical product liability costs associated with our asbestos litigation cases for the first nine months of fiscal 2014:

Claims filed as of November 30, 2013	129
Claims filed*	9
Claims dismissed	13
Claims pending as of August 31, 2014	125
_______
* This number is net of one case tendered to a third party under a contractual indemnity obligation.
Legal and administrative fees for the asbestos cases for the first nine months of fiscal 2014 were $0.3 million.
Item 1A. Risk Factors
There have been no material changes from our risk factors as previously reported in our Annual Report to the SEC on Form 10-K for the fiscal year ended November 30, 2013.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.
Item 3. Defaults upon Senior Securities
None.
Item 4. Mine safety disclosures
Not applicable.
Item 5. Other Information

On June 24, 2014, the Company amended and restated its 2013 Employee Stock Purchase Plan, Deferred Compensation Plan for Nonemployee directors and 2009 Equity and Performance Incentive Plan solely to reflect the Company’s reincorporation to the State of Delaware, which was completed on April 11, 2014.

Item 6. Exhibits

No.	Description

10.1*	Amended and Restated 2013 Employee Stock Purchase Plan, dated as of June 24, 2014
10.2*	Amended and Restated Deferred Compensation Plan for Nonemployee directors, dated as of June 24, 2014
10.3*	Amended and Restated 2009 Equity and Performance Incentive Plan, dated as of June 24, 2014
10.4*
Form of Restricted Stock Agreement between the Company and Employees for grants of time-based vesting of restricted stock under the GenCorp Inc. Amended and Restated 2009 Equity and Performance Incentive Plan

10.5*	Form of Unrestricted Stock Agreement between the Company and Directors for grants of common stock under the GenCorp Inc. Amended and Restated 2009 Equity and Performance Incentive Plan
10.6*
Form of Director Nonqualified Stock Option Agreement between the Company and Directors for grants of nonqualified stock options under the GenCorp Inc. Amended and Restated 2009 Equity and Performance Incentive Plan

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

101*
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statement of Shareholders’ Deficit, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Unaudited Condensed Consolidated Financial Statements.

* Filed herewith.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GenCorp Inc.

Date:	October 10, 2014	By:	/s/ Scott J. Seymour
Scott J. Seymour President and Chief Executive Officer (Principal Executive Officer)

Date:	October 10, 2014	By:	/s/ Kathleen E. Redd
Kathleen E. Redd
Vice President, Chief Financial Officer and Assistant Secretary (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

No.	Description

10.1*	Amended and Restated 2013 Employee Stock Purchase Plan, dated as of June 24, 2014
10.2*	Amended and Restated Deferred Compensation Plan for Nonemployee directors, dated as of June 24, 2014
10.3*	Amended and Restated 2009 Equity and Performance Incentive Plan, dated as of June 24, 2014
10.4*
Form of Restricted Stock Agreement between the Company and Employees for grants of time-based vesting of restricted stock under the GenCorp Inc. Amended and Restated 2009 Equity and Performance Incentive Plan

10.5*	Form of Unrestricted Stock Agreement between the Company and Directors for grants of common stock under the GenCorp Inc. Amended and Restated 2009 Equity and Performance Incentive Plan
10.6*
Form of Director Nonqualified Stock Option Agreement between the Company and Directors for grants of nonqualified stock options under the GenCorp Inc. Amended and Restated 2009 Equity and Performance Incentive Plan

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

101*
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statement of Shareholders’ Deficit, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Unaudited Condensed Consolidated Financial Statements.

* Filed herewith.