Form 10-K
period 2014-11-30
GENCORP INC
filed 2015-01-30
CIK 40888

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: November 30, 2014
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☒   No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☐   No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒      No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒      No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer  ☒ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐

(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)    Yes  ☐      No ☒
The aggregate market value of the voting common equity held by nonaffiliates of the registrant as of May 31, 2014 was approximately $1.1 billion.
As of January 15, 2015, there were 62.6 million outstanding shares of the Company’s Common Stock, including redeemable common stock and unvested common shares, $0.10 par value.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the 2015 Proxy Statement of GenCorp Inc. relating to its annual meeting of stockholders scheduled to be held on March 31, 2015 are incorporated by reference into Part III of this Report.

GenCorp Inc.
Annual Report on Form 10-K
For the Fiscal Year Ended November 30, 2014

______________
*      The information called for by Items 10, 11, 12, 13, and 14, to the extent not included in this Report, is incorporated herein by reference to the information to be included under the captions “Proposal 1 - Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Communications with Directors,” “Board Committees,” “Executive Compensation,” “2014  Director Compensation Table,” “Compensation Discussion and Analysis,” “Summary Compensation Table,” “2014 Grants of Plan-Based Awards,” “Outstanding Equity Awards at 2014 Fiscal Year End, “2014 Option/SAR Exercises and Stock Vested,” “2014 Pension Benefits,” “2014 Non-Qualified Deferred Compensation,” “Director Compensation,” “Organization & Compensation Committee Report” “Compensation Committee Interlocks and Insider Participation,” “Security Ownership of Certain Beneficial Owners,” “Security Ownership of Officers and Directors,” “Employment Agreement and Indemnity Agreements,” “Potential Payments upon Termination of Employment or Change in Control,” “Determination of Independence of Directors,” “Related Person Transaction Policy,” “Proposal 4 - Ratification of the Appointment of Independent Auditors,” “Audit Fees,” “Audit-Related Fees,” “Tax Fees,” “All Other Fees” and “Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of the Company’s Independent Auditors” in GenCorp Inc.’s 2015 Proxy Statement, to be filed within 120 days after the close of our fiscal year.

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
Overview
We are a manufacturer of aerospace and defense products and systems along with a real estate segment that includes activities related to the re-zoning, entitlement, sale, and leasing of our excess real estate assets. We develop and manufacture propulsion systems for defense and space applications, and armaments for precision tactical and long-range weapon systems applications. Our continuing operations are organized into two segments:
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
Real Estate — includes the activities of our wholly-owned subsidiary Easton Development Company, LLC related to the re-zoning, entitlement, sale, and leasing of our excess real estate assets. We own approximately 12,000 acres of land adjacent to U.S. Highway 50 between Rancho Cordova and Folsom, California east of Sacramento (“Sacramento Land”). We are currently in the process of seeking zoning changes and other governmental approvals on a portion of the Sacramento Land to optimize its value. In addition, we are currently in the process of completing certain infrastructure improvements to the Sacramento Land to reduce the time a developer would have to hold the Sacramento Land before development could start.
Sales, segment performance, total assets, and other financial data of our segments for fiscal 2014, 2013, and 2012 are set forth in Note 10 in Notes to Consolidated Financial Statements included in Item 8 of this Report. Fiscal 2014 and 2013 results include 12 months and 5 1/2 months, respectively, of the acquired Pratt & Whitney Rocketdyne division (the “Rocketdyne Business”) operating results (see below).
In July 2012, we signed a stock and asset purchase agreement (the “Original Purchase Agreement”) with United Technologies Corporation (“UTC”) to acquire the Rocketdyne Business from UTC for $550 million (the “Acquisition”). On June 10, 2013, the Federal Trade Commission (“FTC”) announced that it closed its investigation into the Acquisition under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. On June 12, 2013, we entered into an amended and restated stock and asset purchase agreement (the “Amended and Restated Purchase Agreement”) with UTC, which amended and restated the Original Purchase Agreement, as amended. On June 14, 2013, we completed the acquisition of substantially all of the Rocketdyne Business pursuant to the Amended and Restated Purchase Agreement. The aggregate consideration to UTC was $411 million which represents the initial purchase price of $550 million reduced by $55 million relating to the pending future acquisition of UTC’s 50% ownership interest of RD Amross, LLC (“RD Amross” a joint venture with NPO Energomash of Khimki, Russia which manufactures and sells RD-180 engines to RD Amross for resale), and the portion of the UTC business that markets and supports the resale of RD-180 engines (the “RDA Acquisition”). The acquisition of UTC’s 50% ownership interest of RD Amross and UTC’s related business is contingent upon certain conditions including receipt of certain Russian governmental regulatory approvals, which may not be obtained. Pursuant to the terms of the Amended and Restated

Purchase Agreement, either party to such agreement may terminate the obligations to consummate the RDA Acquisition on or after June 12, 2014; provided, however, that such termination date may be extended for up to four additional three-month periods (with the final termination date extended until June 12, 2015). Subject to the terms of the Amended and Restated Purchase Agreement, in order to extend the termination date, either party may request the extension by providing written notice to the other party at least five business days prior to the termination date, provided that the requesting party must have a reasonable belief at the time such notice is given that the Russian government approvals will be forthcoming for completion of the RDA Acquisition. In December 2014, we exercised the third option to extend the terms of the Amended and Restated Purchase Agreement for three months through March 2015.
Our fiscal year ends on November 30 of each year. When we refer to a fiscal year, such as fiscal 2014, we are referring to the fiscal year ended on November 30 of that year. The fiscal year of our subsidiary, Aerojet Rocketdyne, ends on the last Saturday of November. As a result of the 2013 calendar, we had 53 weeks of operations in fiscal 2013 compared to 52 weeks of operations in fiscal 2014 and 2012. The additional week of operations, which occurred in the first quarter of fiscal 2013, accounted for $27.8 million in additional net sales.
We were incorporated in Ohio in 1915 and reincorporated to the State of Delaware on April 11, 2014. Our principal executive offices are located at 2001 Aerojet Road, Rancho Cordova, CA 95742.
Our Internet website address is www.GenCorp.com. We have made available through our Internet website, free of charge, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after such materials were electronically filed with, or furnished to, the SEC. We also make available on our Internet web site our corporate governance guidelines and the charters for each of the following committees of our Board of Directors: Audit; Corporate Governance & Nominating; and Organization & Compensation. Our corporate governance guidelines and such charters are also available in print to anyone who requests them.
Aerospace and Defense
Through Aerojet Rocketdyne, we are a leading technology-based designer, developer and manufacturer of aerospace and defense products and systems for the U.S. government, including the DoD and NASA, major aerospace and defense prime contractors and the commercial sector. We believe we are the only domestic provider of all four propulsion types (liquid, solid, air-breathing, and electric) for space and defense applications and we maintain leading positions in a number of the market segments that apply these technologies. Aerojet Rocketdyne is a world-recognized engineering and manufacturing company that develops and produces specialized propulsion systems for defense, space and commercial applications, as well as armament systems for precision tactical systems and munitions, and is considered a leader in liquid launch propulsion, missile defense, in-space, tactical and hypersonics propulsion systems. Through Aerojet Rocketdyne, we design, develop, and produce propulsion systems ranging in thrust size from a few grams to several hundred thousand pounds. We have participated in all of NASA’s manned and NASA Discovery missions to-date. Our propulsion systems have powered spacecraft to every planet in the solar system that has been explored by NASA and have been a cornerstone of the U.S. space program since its inception more than five decades ago. For over 70 years, Aerojet Rocketdyne has been a trusted supplier of highly sophisticated products and systems for military, civil and commercial customers and we maintain strong market positions across several product lines that are mission-critical to national defense and U.S. access to space. Our revenues are diversified across multiple programs, prime contractors and end users and we believe we are well positioned to benefit from spending in several areas of high priority for the U.S. government including support of the nation’s ability to maintain access to space and a strong missile defense. Principal customers include the DoD, NASA, Boeing Company (“Boeing”), Lockheed Martin Corporation (“Lockheed Martin”), Raytheon Company (“Raytheon”), and United Launch Alliance (“ULA”).
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
During fiscal 2014, we successfully transitioned from development to production the upgraded Patriot Advanced Capability-3 (“PAC-3”) Missile Segment Enhancement Solid Rocket Motor and Lethality Enhancement. We also successfully demonstrated a composite rocket motor case enhanced technology providing improved insensitive munitions for the Guided Multiple Launch Rocket Systems (“GMLRS”) rocket motor. Insensitive munitions are munitions that are chemically stable enough to withstand mechanical shocks, fire, and impact by shrapnel, but that can still explode as intended to destroy their targets.

A subset of our key tactical missile propulsion systems programs is listed below:

Program	Primary Customer	End Users	Program Description	Program Status
GMLRS	Lockheed Martin	U.S. Army, U.S. Marines	Tactical solid rocket motors	Production
Javelin	Javelin Joint Venture	U.S. Army, U.S. Marines	Tactical solid rocket motors	Production
PAC-3	Lockheed Martin	U.S. Army	Tactical solid rocket motors and lethality enhancers	Development/ Production
Standard Missile	Raytheon	U.S. Navy, Missile Defense Agency (“MDA”)	Tactical solid rocket motors and warheads	Production
Tactical Tomahawk	Raytheon	U.S. Navy	Tactical solid rocket motors and warheads	Production
Tube-launched Optically Wire-guided (“TOW”)	Raytheon	U.S. Army, U.S. Marines	Tactical missile warheads	Production

Missile Defense Systems. Aerojet Rocketdyne develops and manufactures liquid and solid divert and attitude control propulsion systems and booster motors for missile defense applications. We also develop and manufacture boost and post-boost rocket motors for strategic missiles. These systems provide launch capability and directional control for critical missile defense interceptors and for ground and sea-based strategic missiles. We are the only developer and manufacturer of both solid and liquid propulsion systems to the DoD and NASA and our propulsion systems are used throughout the world.
In fiscal 2014, we continued the development of the Standard Missile-3 IIA Throttling Divert and Attitude Control System (“TDACS”) program. We delivered our 50th Standard Missile-3 IB TDACS and progressed the contract into full rate production. We also delivered our 200th Theater High Altitude Area Defense (“THAAD”) boost motor and progressed to full rate production for both the THAAD Booster and the THAAD Divert and Attitude Control ("DACS") programs. During fiscal 2014, we achieved several successful ground and flight test milestones for the SM-3IB and THAAD programs, and supported the successful return to flight for the Ground Based Missile Defense (“GMD”) Exoatmospheric Kill Vehicle (“EKV”) program. We continued development of advanced propellant tanks and an alternate thruster in support of the GMD EKV program.
A subset of our key missile defense systems programs is listed below:

Program	Primary Customer	End Users	Program Description	Program Status
EKV Liquid DACS	Raytheon	MDA	Liquid propulsion divert and attitude control propulsion systems	Development/ Production
HAWK	U.S. Army	U.S. Army	Solid rocket motors	Production
Standard Missile	Raytheon	U.S. Navy, MDA	Throttling divert and attitude control systems	Development/ Production
THAAD	Lockheed Martin	MDA	Solid rocket motors, divert and attitude control systems	Development/ Production
Trident II Post Boost	Lockheed Martin	U.S. Navy	Post boost control system	Production
Defense Advanced Programs. Aerojet Rocketdyne’s defense advanced programs activity support the entire breadth of propulsion and energetic products within the defense products portfolio by developing robust processes and innovative technologies demanded by our customers, as well as new capabilities required in next generation weapon systems. Our capabilities include a hypersonic propulsion team with decades of experience pioneering the development of liquid and solid fueled propulsion technologies for supersonic and hypersonic systems, which ultimately resulted in the selection of the X-51A propulsion program as a finalist for the 2014 Collier Trophy Award. We maintain key positions on ground-breaking government hypersonic propulsion demonstration programs such as the Triple Target Terminator ("T3") program, which successfully demonstrated our variable flow ducted rocket propulsion system in flight through three different missions at the beginning of fiscal 2014. We have developed and ground tested a low cost propulsion solution to support operationally responsive space applications, leveraging the experience and talent of our workforce to deliver affordable small payload launch solutions to low earth orbit. We have also successfully developed and hot-fire tested Large Class stage 2 solid motors and are actively developing a solution for the Medium Class stage 3 motor in support of Ground Based Strategic Defense ("GBSD") systems which will provide new propulsion systems for all of our nation’s strategic nuclear land-based capability.
The application of innovative solutions across multiple product lines, such as Selective Laser Melting/Additive Manufacturing has resulted in a cost reduction in our hypersonic systems, removing a significant barrier in creating a major new market for this class of weapon systems. We have achieved significant results in extending the range and operability of next generation TDACS for future missile defense system upgrades. In addition, two new areas have recently been added to our portfolio: (i) maritime systems with a focus on advanced torpedoes, torpedo defense, and unmanned underwater systems, and (ii) unmanned aerial systems (“UAS”) and counter UAS defense solutions. Relentless research, rapid prototyping, and development work continue to advance next generation propulsion enablers in tactical, strategic, and adjacent energetic markets. This combined with a renewed focus on early strategic partnerships with key primes and new market entrants, pose exciting new opportunities for Aerojet Rocketdyne.

A subset of our key defense advanced programs is listed below:

Program	Primary Customer	End Users	Program Description	Program Status
ARDEC Warhead Development	ARDEC Picatinny	U.S. Army	Fabrication Complex Advanced Artillery Hardware	Development
Conventional Prompt Global Strike	Raytheon, Lockheed Martin	U.S. Navy	Hypersonic boost glide technology	Development
High Speed Strike Weapon First Strike Missile	U.S. Air Force Research Laboratory ("AFRL")	U.S. Air Force	Hypersonic technology applied to strike missile	Development
Large Class II Tech Demo	Air Force Nuclear Weapons Center	U.S. Air Force	Technology update of Strategic Missile Upper Stage	Development
Leonidas Flight Motors	Hawaii Space Flight Laboratory	U.S. Air Force	Provide first flight motors for Leonidas Launch Vehicle	Development
Solid Divert and Attitude Control System Technology Risk Reduction	MDA	U.S. Navy	Develop solid propulsion technology for advanced kinetic kill vehicles	Development
T3	Boeing	U.S. Air Force	Variable flow ducted rocket (air-breathing)	Development
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
Our space launch systems have a long, successful history with the DoD where we continue to project strong support related to National Security Space requirements enabling communications, navigation, intelligence, surveillance, and reconnaissance activities. Aerojet Rocketdyne provides booster and upper stage propulsion for ULA’s Delta IV and Atlas V launch vehicles in support of the Evolved Expendable Launch Vehicle (“EELV”) program, as well as a limited number of Delta II vehicles which are supporting commercial customers launching earth observation spacecraft. Additionally, we have provided booster propulsion for Orbital Sciences Corporation's (“Orbital”) Antares launch vehicle which provides cargo transportation services to the International Space Station (“ISS”) through the NASA Cargo Resupply Services (“CRS”) contract.
During 2014, we completed a total of sixteen successful launches that were comprised of nine Atlas V, one Delta II, four Delta IV, and two Antares missions. These included multiple National Security spacecraft, several commercial spacecraft, ISS cargo resupply via the Antares vehicle, and the EFT-1 mission on a Delta IV Heavy vehicle which represented the inaugural launch of NASA’s Orion spacecraft on a test flight to validate its complex systems for future human deep space exploration as part of the NASA Space Launch System Program. One additional Antares mission did experience a launch failure which continues to be under investigation as to root cause at this time.

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
Space Advanced Programs. Aerojet Rocketdyne’s space advanced programs activity support the entire breadth of propulsion products within its space propulsion portfolio by developing next generation propulsion solutions, robust processes and advanced technologies demanded by our customers. Franchise technology demonstration programs and new product development efforts are featured to effectively transition our products to our core space markets.
During 2014, we achieved a number of significant milestones on NASA Space Launch System (“SLS”) and Commercial Crew programs. For SLS we completed planned development testing of our J2-X engine which is slated to power the upper stage of the heavy lift SLS version. J2-X is an upgraded and modernized version of the original Apollo moon mission engine. We also expanded our efforts related to SLS’s use of the RS-25 engine (core Space Shuttle Main Engine - SSME) to include both adaptation and integration of repurposed existing SSMEs, and restart/update of RS-25 engine manufacturing for future SLS needs. Finally, we completed qualification testing and delivery of the reaction control thrusters for the Orion crew module and the jettison motor for the Launch Abort System that successfully completed its initial flight test in December 2014. The Orion system will mate with SLS to provide our nation’s return to human space flight capability.
Aerojet Rocketdyne in 2014 was selected by Boeing, who in turn, was selected by NASA to develop and qualify propulsion systems for the next generation crew vehicle (Boeing’s CST-100 spacecraft) that will provide human transportation to and from the ISS and potentially other low Earth orbit missions. Boeing’s CST-100 incorporates our crew module reaction control thrusters, service module propulsion system and tanks.
Space advanced programs continued to mature critical technologies for our nation’s next generation of advanced hydrocarbon engines for future high-performance booster systems with the ability to eliminate the U.S. dependence on Russian-provided booster systems for National Security Space Launch. Other leading edge technology development areas include next generation satellite and spacecraft high-power solar electric propulsion, “green” liquid propellant engines and nuclear space power systems. Finally, we’ve made significant investments in the field of Additive Manufacturing that is expected to provide significant cost and schedule savings over traditional manufacturing techniques with application to nearly all Aerojet Rocketdyne propulsion products.

A subset of our key space advanced programs is listed below:

Program	Primary Customer	End Users	Program Description	Program Status
Advanced Boosters	Dynetics, NASA	NASA	Liquid booster propulsion for NASA’s SLS	Development
Commercial Crew Development	Boeing, Sierra Nevada	NASA	Propulsion/Engines/Power for commercial crew vehicles	Development/ Qualification
Green Propellant Infusion Mission	NASA	NASA	On-orbit demonstration of green propellant propulsion	Development
High Power Solar Electric Vehicles	NASA, U.S. Air Force	NASA, DoD, Commercial	High power solar electric propulsion module development	Development
Hydrocarbon Booster Technology Demonstrator	AFRL	U.S. Air Force	On-orbit demonstration of green propellant propulsion Liquid booster	Development
J-2X	NASA	NASA	Second stage engine for NASA’s SLS	Development
Orion	Lockheed Martin	NASA	Propulsion systems and engines for human spaceflight system	Development/ Qualification
RS-25	NASA	NASA	Core stage engine for NASA’s SLS	Development/ Qualification
Space Systems. Aerojet Rocketdyne is a supplier of high performance, highly reliable launch vehicle attitude control, satellite and spacecraft propulsion products for low thrust engines and systems for domestic and international in-space and launch markets. We are considered an industry leader in the design, development, and production of high performance electric, monopropellant and bi-propellant components, and systems. As with space launch vehicle systems, our key satellite and spacecraft propulsion capabilities cover the entire spectrum required by our customers including requirements definition and trade studies, design and development, fabrication and assembly, test and post-delivery support.
In fiscal 2014, we continued to grow our market penetration in the area of electric propulsion for spacecraft buses. We received contract awards for production on the Orbital Sciences Geostar 3 and Lockheed Martin A2100R commercial communications spacecraft.
In the space power business area, our Lithium Ion batteries program is scheduled to deliver the first production unit in 2015 for the ISS.  Our electrical power system has operated the ISS with uninterrupted power for over 13 years and, together with the batteries, will continue to power the ISS to 2024 and beyond. Also in space power, our systems were once again selected by NASA to power the new Mars 2020 Rover spacecraft, the latest in a series of Mars lander vehicles flown by the agency. Our Multi-mission Radioisotope Thermoelectric Generator (“MMRTG”) will continuously provide both heat and electrical power to the rover to allow day and night operations and to provide thermal stability for on-board electronics and mechanical systems.

A subset of our key space systems programs is listed below:

Program	Primary Customer	End Users	Program Description	Program Status
A2100TR Communications Satellite	Lockheed Martin	Commercial	Electric hall thrusters, arcjets, Monopropellants	Production
Advanced Extremely High Frequency Satellites	Lockheed Martin	U.S. Air Force	Electric and chemical thrusters	Production
Commercial Crew Transportation Capability	Boeing	NASA	Monopropellant thrusters	Development/Production
Boeing HS702MP Commercial Communications Satellite	Boeing	Various	Electric and chemical thrusters	Development/Production
Cygnus	Orbital	Commercial	Monopropellant thrusters	Production
Geostar 3 Communications satellite	Orbital	Commercial	Electric and chemical thrusters	Development/Production
Geostationary Operational Environmental Satellite R-Series	Lockheed Martin	NASA	Electric and chemical thrusters	Production
Global Positioning Systems	Boeing/Lockheed Martin	U.S. Air Force	Integrated propulsion systems and thrusters	Development/ Production
Iridium NEXT	Thales Alenia Space	Commercial	Monopropellant thrusters	Production
Space-Based Infrared System	Lockheed Martin	U.S. Air Force	Monopropellant thrusters and tanks	Production
Our Competitive Strengths
Leadership in Propulsion - Our success is due in part to our ability to focus on the design, development and manufacture of products utilizing innovative, mission-enabling technology. For over 70 years, we have demonstrated a legacy of successfully meeting the most challenging missions by producing some of the world’s most technologically advanced propulsion systems for our customers. For example, our propulsion systems have flown on every NASA Discovery mission as well as every manned space mission since the inception of the U.S. space program. We also have powered nearly all of NASA’s human-rated launch vehicles to-date and powered space probes to nearly every planet in the solar system and have been a cornerstone to the U.S. space program since its inception. In addition, we have been a major supplier of a wide range of propulsion products to the DoD since the 1940s when we successfully developed and produced the first jet-assisted take off rockets for U.S. aircraft during World War II. We believe that Aerojet Rocketdyne is the only domestic provider of all four propulsion types (liquid, solid, air-breathing, and electric) for space, defense and commercial applications.
Diversified and Well Balanced Portfolio - We have been and continue to be a pioneer in the development of many enabling technologies and products that have strengthened multiple branches of the U.S. military and enabled the exploration of space. We believe Aerojet Rocketdyne maintains a unique competitive position due to a strategic focus on creating and maintaining a broad spectrum of propulsion and energetic products assisted by the growing market demand for its innovative energy management technologies. Our propulsion systems power almost all of today’s medium and large payload rocket systems. We are the sole provider of both the liquid upper and boost stage engines on the SLS, Delta IV, and Atlas V launch vehicle systems. We have further capitalized on this foundation by bringing together “solid” and “liquid” propulsion teams and “cross-pollinating” critical product features and capabilities, thus exploiting potential product line synergies that enable us to offer our customers innovative, highly advanced solutions.
High Visibility of Revenue with Multi-year Contracts and Sizable Backlog - A strong focus on our customers’ highest priorities has been a critical factor in maintaining an enduring portfolio of products throughout major market cycles. The highly visible nature of our revenue comes from the long-term nature of the programs with which we are involved, our diverse and attractive contract base and our deep customer relationships. A substantial portion of our sales are derived from multi-year contract awards from major aerospace and defense prime contractors. In many cases, we operate under sole source contracts, some of which are follow-on contracts to contracts initially completed years ago and others have been sole source contracts since inception. High renewal rates, supported by our market leading technology provide us with a highly stable business base from which to grow. Our contract backlog (funded and unfunded) was $3.1 billion as of November 30, 2014 and our funded backlog, which includes only amounts for which funding has been authorized by a customer and a purchase order has been received, totaled $2.2 billion.
Significant Barriers to Entry - Our business is characterized by significant barriers to entry including highly specialized technologies, customer emphasis on risk avoidance and a resulting reliance on existing, proven products, highly skilled workforces, the necessary infrastructure for potentially hazardous and technically sensitive work, long research and development periods, and considerable capital cost expense for necessary facilities and equipment. In conjunction with these barriers to entry, the long-term nature of government programs and associated requalification costs and/or incurred termination costs if a program is moved to another supplier limit the government’s ability to change suppliers easily.
Additionally, we benefit from significant customer funding of research and development activities, which helps us position for future long-term production contracts on government products. A substantial portion of our business, including many of our contracts with major prime contractors to the U.S. government, the DoD and NASA, also require lengthy customer certification and qualification processes, which create significant obstacles for potential competitors. As a result, we are the sole provider on the majority of our contracts. In addition, the capture of new programs and platforms favor suppliers that have extensive industry experience and a reputation for superior performance.
Exceptional Long-Term Industry Relationships - We serve a broad set of customers and are major suppliers of propulsion products to top original equipment manufacturers such as Boeing, Lockheed Martin, Orbital, Raytheon and ULA, as well as to the DoD, NASA and other U.S. government agencies. We have a long history of partnering with their respective prime contractors and have developed close relationships with key decision-makers while working for a combined total of more than a century in the rocket and missile propulsion markets. We are, in many instances, approached by multiple prime contractors early in the bidding process, which is a testament to the strength of our relationships and technological leadership in the industry. We believe these long-term relationships and our reputation for performance enhance customer loyalty and provide us with key competitive advantages in winning new contracts for new programs as well as follow-on and derivative contracts for existing programs.
Competition
The basis on which we compete in the Aerospace and Defense industry varies by program, but generally is based upon technology, quality, service, and price. As a well-diversified supplier of all four propulsion types - liquid, solid, air-breathing, and electric - we believe that we are in a unique competitive position to apply this broad range of industry-leading propulsion technology across our entire portfolio of propulsion products. Our position is reinforced by a deep product portfolio of proven products that have flown successfully in some cases for decades, resulting in an unparalleled reputation for mission success.
The nature of the markets in which we operate varies. In some market segments, the market is characterized by a few large, long-term programs, intermittent new program starts (with new buys spread further out in periods of declining budgets) and, therefore, relatively few new competitive awards. In these markets there tend to be few participants each with long-standing legacy positions. Thus, as noted above, the majority of our revenues are derived from sole source contracts where we are the long-term provider. In the space launch market, new entrants have recently appeared, offering new propulsion solutions with claims of much lower cost and comparable reliability. Though these proposed products are largely unproven and do not possess the long history of reliability demonstrated by our offerings, the claim of low cost has been viewed by our traditional customers in this area with considerable interest.
In other markets, the dynamics can be different, with more numerous, but smaller awards and a similar number of competitors. Although market competition in some of these sectors can be intense, we believe we possess innovative and cost effective advanced propulsion and armament solutions, combined with adequate resources to continue to compete successfully.
The table below lists the primary participants in the propulsion market:

Company	Parent	Propulsion Type	Propulsion Application
Aerojet Rocketdyne	GenCorp	Solid, liquid, air- breathing, electric	Launch, in-space, tactical, strategic, missile defense
Airbus Defence and Space (formerly Astrium)	Airbus Group	Solid, liquid	In-space
Alliant Techsystems ("ATK")	Alliant Techsystems Inc.	Solid, air-breathing	Launch, tactical, strategic, missile defense
Avio	Avio S.p.A	Solid, liquid	Launch, in-space
Blue Origin	Blue Origin	Liquid	Launch
Electron Technologies, Inc.	L-3 Communications Corporation	Electric	In-space
General Dynamics OTS	General Dynamics	Solid	Tactical
Nammo Talley	Nammo Talley	Solid	Tactical
Northrop Grumman Space Technology	Northrop Grumman Corporation (“Northrop”)	Liquid	In-space
Moog Inc.	Moog Inc.	Liquid, electric	In-space, missile defense
Safran	Safran	Liquid	Launch, tactical
SpaceX	SpaceX	Liquid	Launch, in-space
Industry Overview
Our primary aerospace and defense customers include the DoD and its agencies, NASA, and the prime contractors that supply products to these customers. We are seeing more opportunities for commercial launch and in-space business. In addition, sales to our aerospace and defense customers that provide products to international customers continue to grow. However, we continue to rely on particular levels of U.S. government spending on propulsion systems for defense, space and armament systems, precision tactical weapon systems and munitions applications, and our backlog depends, in large part, on continued funding by the U.S. government for the programs in which we are involved. These funding levels are not generally correlated with any specific economic cycle, but rather follow the cycle of general public policy and political support for this type of funding. Moreover, although our contracts often contemplate that our services will be performed over a period of several years, the U.S. Congress must appropriate funds for a given program and the U.S. President must sign government budget legislation each government fiscal year (“GFY”) and may significantly increase, decrease or eliminate, funding for a program. A decrease in DoD and/or NASA expenditures, the elimination or curtailment of a material program in which we are or hope to be involved, or changes in payment patterns of our customers as a result of changes in U.S. government outlays, could have a material adverse effect on our operating results, financial condition, and/or cash flows.
The Bipartisan Budget Act of 2013 set overall discretionary spending levels for GFY 2014 and 2015 and eased sequestration spending cuts to the DoD and other federal agencies (e.g., NASA) for GFY 2014 and 2015, paving the way for eventual agreements on GFY 2014 and 2015 Appropriations for all federal agencies. For GFY 2015, Congress approved a $1.0 trillion “Omnibus” Appropriations bill, averting a U.S. government shutdown and providing a sense of stability for industry.  The omnibus legislation contains 11 full year appropriations bills - including Defense and Commerce, Justice, Science (that includes NASA funding) - and a shorter-term Continuing Resolution ("CR") for the Department of Homeland Security.  The defense portion of the bill provides $490.2 billion in discretionary funding for GFY 2015, which is $3.3 billion above the GFY 2014 amount, and nearly equal to the President’s Budget Request for GFY 2015.  In addition, the bill includes $64.0 billion in Overseas Contingency Operations for the ongoing war efforts abroad.  The NASA portion of the bill includes a top line of $18.0 billion, which is $0.5 billion above the President’s budget request for GFY 2015 and $0.4 billion above the GFY 2014 appropriated amount.  Without Congressional action in 2015 to change or modify the Bipartisan Budget Act of 2013, sequestration will return in January 2016.
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

The NASA Authorization Act has again identified the SLS program as one of its top priorities in the NASA GFY 2015 budget. The SLS program also has enjoyed wide, bipartisan support in both chambers of Congress. We maintain a strong relationship with NASA and our propulsion systems have been powering NASA launch vehicles and spacecraft since the inception of the U.S. space program. Our booster and upper stage propulsion systems are currently baselined on the new SLS vehicle and both upper stage and booster engines are in development for future SLS variants. Due to the retirement of the space shuttle fleet, U.S. astronauts are now dependent on Russian Soyuz flights for access to and from the ISS for the better part of this decade. NASA has been working to re-establish U.S. manned space capability as soon as possible through development of the commercial cargo and crew ISS resupply capability and the heavy lift SLS designed for manned deep space exploration. In both instances, we have significant propulsion content.
Major Customers
As a supplier to the Aerospace and Defense industry, we align ourselves with prime contractors on a project-by-project basis. We believe that our position as a merchant supplier has helped us become a trusted partner to our customers, enabling us to maintain strong, long-term relationships with a variety of prime contractors. Under each of our contracts, we act either as a prime contractor, where we sell directly to the end user, or as a subcontractor, where we sell our products to prime contractors. The principal end user customers of our products and technologies are agencies of the U.S. government.
Customers that represented more than 10% of net sales for the fiscal years presented are as follows:

	Year Ended
	2014	2013	2012
Lockheed Martin	28%	23%	32%
ULA	25	18	*
Raytheon	17	32	37
NASA	11	*	*
__________

*	Less than 10%.
Direct sales to the U.S. government and its agencies, or government customers, and indirect sales to U.S. government customers via direct sales to prime contractors accounted for a total of approximately 92% of sales in fiscal 2014. Sales to our aerospace and defense customers that provide to international customers continue to grow. The following are percentages of net sales by principal end user in fiscal 2014:

U.S. Air Force	27%
NASA	20
U.S. Army	18
MDA	14
U.S. Navy	13
Total U.S. government customers	92
Other customers	8
Total	100%
Contract Types
Under each of its contracts, Aerojet Rocketdyne acts either as a prime contractor, where it sells directly to the end user, or as a subcontractor, selling its products to prime contractors. Research and development contracts are awarded during the inception stage of a program’s development. Production contracts provide for the production and delivery of mature products for operational use. Aerojet Rocketdyne’s contracts are largely categorized as either “fixed-price” (largely used by the government for production-type contracts) or “cost-reimbursable” (largely used by the government for development-type contracts). During fiscal 2014, approximately 50% of our net sales were from fixed-price contracts, 43% from cost-reimbursable contracts, and 7% from other sales including commercial contracts and real estate activities.

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
Government Contracts and Regulations
U.S. government contracts generally are subject to Federal Acquisition Regulations (“FAR”), agency-specific regulations that supplement FAR, such as the DoD’s Defense Federal Acquisition Regulations, and other applicable laws and regulations. These regulations impose a broad range of requirements, many of which are unique to government contracting, including various procurement, import and export, security, contract pricing and cost, contract termination and adjustments, mandatory disclosure, and audit requirements. A contractor’s failure to comply with these regulations and requirements could result in reductions of the value of contracts, contract modifications or termination, inability to bill and collect receivables from customers, and the assessment of penalties and fines that could lead to suspension or debarment from government contracting or subcontracting. In addition, government contractors are also subject to routine audits, reviews, and investigations by the Defense Contract Audit Agency (“DCAA”), the Defense Contract Management Agency ("DCMA"), and other similar U.S. government agencies. Such reviews include but are not limited to a contractor’s contract performance, compliance with applicable laws, regulations, and standards as well as the review of the adequacy of a contractor’s accounting systems, purchasing systems, property management systems, estimating systems, earned value management systems, and material management and accounting system.
Regulations for U.S. government contracts provide for the cost of restructuring activities occurring after a business combination as unallowable costs unless we can demonstrate through an external restructure cost and savings proposal that the savings as a result of the business combination will be at least twice the external restructuring costs.
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

Backlog
A summary of our backlog is as follows:

	As of November 30,
	2014	2013
	(In billions)
Funded backlog	$2.2	$1.7
Unfunded backlog	0.9	0.8
Total contract backlog	$3.1	$2.5

Total backlog includes both funded backlog (unfilled orders for which funding is authorized, appropriated and contractually obligated by the customer) and unfunded backlog (firm orders for which funding has not been appropriated). Indefinite delivery and quantity contracts and unexercised options are not reported in total backlog. Backlog is subject to funding delays or program restructurings/cancellations which are beyond our control. Of our November 30, 2014 total contract backlog, approximately 48%, or approximately $1.5 billion, is expected to be filled within one year.
Seasonality
Aerojet Rocketdyne’s business is not subject to predictable seasonality. Primary factors affecting the timing of our sales include the timing of government awards, the availability of U.S. government funding, contractual product delivery requirements, customer acceptances, and regulatory issues.

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
The following table summarizes our research and development expenditures during the past three fiscal years:

	Year Ended
	2014	2013	2012
	(In millions)
Customer-funded	$478.0	$339.1	$271.8
Company-funded	51.9	42.9	30.3
Total research and development expenditures	$529.9	$382.0	$302.1
Suppliers and Raw Materials
The national aerospace supply base continues to consolidate due to economic, environmental, and marketplace circumstances beyond our control. The loss of key qualified suppliers of technologies, components, and materials can cause significant disruption to our program performance and cost.

Availability of raw materials and supplies has been generally sufficient. We sometimes are dependent, for a variety of reasons, upon sole-source or qualified suppliers and have, in some instances in the past, experienced difficulties meeting production and delivery obligations because of delays in delivery or reliance on such suppliers. We closely monitor sources of supply to ensure adequate raw materials and other supplies needed in our manufacturing processes are available. Further, as a U.S. government contractor, we are often required to procure materials from suppliers capable of meeting rigorous customer and government specifications. As market conditions change for these companies, they often discontinue materials with low sales volumes or profit margins. We are often forced to either qualify new materials or pay higher prices to maintain the supply. Although we have been successful in establishing replacement materials and securing customer funding to address specific qualification needs of the programs, we may be unable to continue to do so.
The supply of ammonium perchlorate, a principal raw material used in solid propellant, is limited to a single source that supplies the entire domestic solid propellant industry and actual pricing is based on the total industry demand. The slowdown and final close out of the Space Shuttle Program has reduced the total national demand, resulting in significant unit price increases. Pricing has stabilized with recent decisions from NASA to continue the SLS Heavy Lift Vehicle program and the DoD to require the use of domestic ammonium perchlorate. In the majority of our contracts, we anticipated this price increase and incorporated abnormal escalation pricing language into our proposals and contracts.
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
Intellectual Property
Where appropriate, Aerojet Rocketdyne obtains patents in the U.S. and other countries for new and useful processes, machines, manufacture or composition of matter, or any new and useful improvements thereof relating to its products and services. We use patents selectively both (i) to protect from an unauthorized third party making, using, selling, offering to sell and importing the claimed inventions of the patents, where the inventions might be accessible to competitors, such as mechanical designs or structures and (ii) to establish that we have made inventions in particular areas of relevant technologies and thus can prevent competitors from successfully claiming exclusive rights in the claimed inventions. A patent is maintained as long as the underlying invention has value in the market in which we compete. A patented invention incorporated into a product sold will typically be maintained to its expiration, which typically is approximately 20 years. We also rely on trade secret protection for financial, technical and personnel information that provides an economic competitive advantage in the markets in which we compete. Trade secrets that are protected under applicable state and federal laws are maintained in perpetuity. We rely more extensively on trade secrets to protect specific information whose details are not readily accessible to competitors, such as business strategies, manufacturing procedures, and personnel information. As our products and services typically embody complex systems that include many technologies, no single patent or trade secret is material to us.
Real Estate
We own approximately 12,000 acres of land in the Sacramento metropolitan area which we refer to as the Sacramento Land. Acquired in the early 1950s for our aerospace and defense operations, there were large portions used solely to provide safe buffer zones around hazardous operations. Modern changes in propulsion technology coupled with the relocation of certain of our propulsion operations led us to determine large portions of the Sacramento Land were no longer needed for operations. Consequently, our plan has been to reposition this excess Sacramento Land, re-entitle it for new uses, and explore various opportunities to optimize its value.
Approximately 6,000 acres have been deemed excess, and we are in the process of entitling this excess land for new development opportunities under the brand name “Easton”. Within Easton, we currently have approximately 2,156 acres that are fully entitled and approximately 2,309 acres have received “limited entitlements.” Our remaining entitlement and infrastructure efforts are expected to increase the land value over its current value. The term “entitlements” is generally used to denote the set of regulatory approvals required to allow land to be zoned for new requested uses. Required regulatory approvals vary with each jurisdiction and each zoning proposal and may include permits, land use master plans, zoning designations, state and federal environmental documentation, and other regulatory approvals unique to the land.
Easton Development Company, LLC continues to execute entitlement and pre-development activities, and to explore how to maximize value from Easton. Value enhancement may include outright sales and/or joint ventures with real estate developers, residential builders, and/or other third parties. Those parcels of land that have obtained the necessary entitlements for development or are otherwise suitable for sale were transferred to this subsidiary. Additional land may be transferred in the future as these or other requirements are achieved.
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
Regarding our Glenborough at Easton and Easton Place projects, in fiscal 2014, we completed key milestones in relocating certain Aerojet Rocketdyne utility facilities which will enable us to start the development of infrastructure in the near-term. These key utility facilities included power, telecommunication, road, and water facilities serving the Aerojet Rocketdyne campus.
In fiscal 2014, we worked with the City of Folsom on completing the balance of the required entitlements for the Hillsborough at Easton project, including the total impact fees and development agreement. The final approvals by the Folsom City Council were completed in early 2014.
During fiscal 2014, we also made important strides in discussions with the City of Rancho Cordova regarding total impact fees and final terms surrounding a final development agreement for the Rio del Oro at Easton project, and estimate that these agreements will be completed in 2015 and bring that project to full entitlement.
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

The Sacramento Land, including Easton, is summarized below (in acres):

	Environmentally Unrestricted	Environmentally Restricted (1)	Total	Entitled (2)	Limited Entitlements (3)
Glenborough and Easton Place	1,043	349	1,392	1,392	—
Rio del Oro	1,818	491	2,309	—	2,309
Westborough	1,387	272	1,659	—	—
Hillsborough	612	97	709	709	—
Office Park and Auto Mall	47	8	55	55	—
Total Easton acreage	4,907	1,217	6,124	2,156	2,309
Operations land (4)	24	5,179	5,203
Land available for future entitlement (5)	447	242	689
Total Sacramento Land	5,378	6,638	12,016
_________

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

(4)
We believe that the operations land is adequate for our long-term needs. As we reassess needs in the future and as propulsion technology continues to advance, portions of this land may become available for entitlement.

(5)
We believe it will be several years before any of this excess Sacramento Land is available for future change in entitlement. Some of this excess land is outside the current Urban Services Boundary established by the County of Sacramento and all of it is far from existing infrastructure, making it uneconomical to pursue entitlement for this land at this time.

Leasing & Other Real Estate
We currently lease approximately 0.4 million square feet of office space in Sacramento to various third parties. These leasing activities generated $6.2 million in revenue in fiscal 2014.
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
We review on a quarterly basis estimated future remediation costs that could be incurred over the contractual term or the next fifteen years of the expected remediation. These liabilities have not been discounted to their present value as the amount and timing of cash payments are not fixed or reliably determinable. We have an established practice of estimating environmental remediation costs over a fifteen year period, except for those environmental remediation costs with a specific contractual term. With respect to the Baldwin Park Operable Unit (“BPOU”) site, our estimates of anticipated environmental remediation costs only extend through the term of the project agreement for such site, which expires in 2017, since we cannot yet estimate the future cost due to the uncertainty of project definition, participation and approval by numerous third parties and the regulatory agencies, and the length of a project agreement. Therefore no reserve has been established for this site for the period after the expiration of the project agreement and we will reevaluate the environmental reserves related to the BPOU site once the terms of a new agreement related to the site are available and we are able to reasonably estimate the related environmental remediation costs. At that time, the amount of reserves accrued following such reevaluation may be significant. As the period for which estimated environmental remediation costs increase, the reliability of such estimates decrease. These estimates consider the investigative work and analysis of engineers, outside environmental consultants, and the advice of legal staff regarding the status and anticipated results of various administrative and legal proceedings. In most cases, only a range of reasonably possible costs can be estimated. In establishing our reserves, the most probable estimate is used when determinable; otherwise, the minimum amount is used when no single amount in the range is more probable. Accordingly, such estimates can change as we periodically evaluate and revise such estimates as new information becomes available. We cannot predict whether new information gained as projects progress will affect the estimated liability accrued. The timing of payment for estimated future environmental costs is influenced by a number of factors such as the regulatory approval process and the time required to design, construct, and implement the remedy.
 A summary of our recoverable amounts, environmental reserves, and range of liability, as of November 30, 2014 is presented below:

	Recoverable Amount(1)	Reserve	Estimated Range of Liability
	(In millions)
Aerojet Rocketdyne - Sacramento	$84.1	$130.4	$130.4 - $211.3
Aerojet Rocketdyne - BPOU	14.0	21.7	21.7 - 35.6
Other Aerojet Rocketdyne sites	7.8	8.1	8.1 - 20.0
Other sites	0.7	5.8	5.8 - 8.0
Total	$106.6	$166.0	$166.0 - $274.9
_______

(1)
Excludes the long-term receivable from Northrop of $74.8 million as of November 30, 2014 related to environmental costs already paid (and therefore not reserved) by the Company in prior years that are expected to be reimbursed by Northrop.

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
Pursuant to the Global Settlement, prior to the third quarter of fiscal 2010, approximately 12% of environmental costs related to Aerojet Rocketdyne’s Sacramento site and its former Azusa site were charged to the consolidated statements of operations. Subsequent to the third quarter of fiscal 2010, because our estimated environmental costs have reached the reimbursement ceiling under the Northrop Agreement, approximately 37% of such costs will not likely be reimbursable and were therefore directly charged to the consolidated statements of operations. However, we are seeking to amend our agreement with the U.S. government to increase the amount allocable to U.S. government contracts. There can be no assurances as to when or if we will be successful in this pursuit.
Allowable environmental costs are charged to our contracts as the costs are incurred. Aerojet Rocketdyne’s mix of contracts can affect the actual reimbursement made by the U.S. government. Because these costs are recovered through forward-pricing arrangements, the ability of Aerojet Rocketdyne to continue recovering these costs from the U.S. government depends on Aerojet Rocketdyne’s sustained business volume under U.S. government contracts and programs. Additionally, we are reviewing the percentage of Global Settlement environmental costs allocable to our Aerojet Rocketdyne business and Northrop. Any change in the percentage allocable will require approval from the U.S. government and, if received, this change may materially and favorably affect our results of operations and cash flows in the period received along with future periods.

The inclusion of such environmental costs in our contracts with the U.S. government impacts our competitive pricing; however, we believe that this impact is mitigated by driving improvements and efficiencies across our operations as well as our ability to deliver innovative and quality products to our customers.

Under existing U.S. environmental laws, a Potentially Responsible Party (“PRP”) is jointly and severally liable, and therefore we are potentially liable to the government or other third parties for the full cost of remediating the contamination at our facilities or former facilities or at third-party sites where we have been designated as a PRP by the Environmental Protection Agency or state environmental agencies. The nature of environmental investigation and cleanup activities requires significant management judgment to determine the timing and amount of any estimated future costs that may be required for remediation measures. Further, environmental standards change from time to time. However, we perform quarterly reviews of these matters and accrue for costs associated with environmental remediation when it becomes probable that a liability has been incurred and the amount of the liability, usually based on proportionate sharing, can be reasonably estimated. These liabilities have not been discounted to their present value as the amounts and timing of cash payments are not fixed or reliably determinable.
We did not incur material capital expenditures for environmental control facilities in fiscal 2014 nor do we anticipate any material capital expenditures in fiscal 2015 and 2016. See Management’s Discussion and Analysis in Part II, Item 7 “Environmental Matters” of this Report for additional information.
Additional information on the risks related to environmental matters can be found under “Risk Factors” in Item 1A. of this Report, including the material effects on compliance with environmental regulations that may impact our competitive position and operating results.
Employees
As of November 30, 2014, 14% of our 5,071 employees were covered by collective bargaining agreements. We believe that our relations with our employees and unions are good.

Item 1A.	Risk Factors
Future reductions or changes in U.S. government spending could adversely affect our financial results.
Our primary aerospace and defense customers include the DoD and its agencies, NASA, and the prime contractors that supply products to these customers. We are seeing more opportunities for commercial in-launch and in-space business. In addition, sales to our aerospace and defense customers that provide products to international customers continue to grow. However, we continue to rely on particular levels of U.S. government spending on propulsion systems for defense, space and armament systems for precision tactical weapon systems and munitions applications, and our backlog depends, in a large part, on continued funding by the U.S. government for the programs in which we are involved. These spending levels are not generally correlated with any specific economic cycle, but rather follow the cycle of general public policy and political support for this type of spending. Moreover, although our contracts often contemplate that our services will be performed over a period of several years, the U.S. President must propose and Congress must appropriate funds for a given program each GFY and may significantly change, increase, reduce or eliminate, funding for a program.
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
Sales, directly and indirectly, to the U.S. government and its agencies accounted for approximately 92% of our total net sales in fiscal 2014. Our contracts typically permit the U.S. government to unilaterally modify or terminate a contract or to discontinue funding for a particular program at any time. The cancellation of a contract, if terminated for cause, could also subject us to liability for the excess costs incurred by the U.S. government in procuring undelivered items from another source. If terminated for convenience, our recovery of costs would be limited to amounts already incurred or committed (including severance costs for terminated employees), and our profit would be limited based on the work completed prior to termination.
In addition, termination or suspension of any of our significant commercial contracts could result in the loss of future sales and unreimbursable expenses that could have a material adverse effect on our operating results, financial condition, and/or cash flows.  Furthermore, the termination of any such contracts for default could also have a material adverse effect on our reputation and ability to obtain new business in the future.

Our business could be adversely affected by a negative audit by the U.S. government.
U.S. government agencies, including the DCAA and various agency Inspectors General, routinely audit and investigate government contractors. These agencies review a contractor’s performance under its contracts, cost structure, and compliance with applicable laws, regulations, and standards. The U.S. government also reviews the adequacy of, and a contractor’s compliance with, its internal control systems and policies, including the contractor’s accounting systems, purchasing systems, property management systems, estimating systems, earned value management systems, and material management and accounting systems. Any costs found to be misclassified may be subject to repayment. If an audit or investigation uncovers improper or illegal activities, we may be subject to civil or criminal penalties and administrative sanctions, including termination of contracts, forfeiture of profits, suspension of payments, fines, and suspension or prohibition from doing business with the U.S. government. In addition, we could suffer serious reputational harm if allegations of impropriety were made against us.
If we experience cost overruns on our contracts, we would have to absorb the excess costs which could adversely affect our financial results and our ability to win new contracts.
In fiscal 2014, approximately 50% of our net sales were from fixed-price contracts, most of which are in mature production mode. Under fixed-price contracts, we agree to perform specified work for a fixed price and realize all of the profit or loss resulting from variations in the costs of performing the contract. As a result, all fixed-price contracts involve the inherent risk of unreimbursed cost overruns. To the extent we were to incur unanticipated cost overruns on a program or platform subject to a fixed-price contract, our profitability would be adversely affected. Future profitability is subject to risks including the ability of suppliers to deliver components of acceptable quality on schedule and the successful implementation of automated tooling in production processes.
In fiscal 2014, approximately 43% of our net sales were from cost reimbursable contracts. Under cost reimbursable contracts, we agree to be reimbursed for allowable costs and be paid a fee. If our costs are in excess of the final target cost, fees, and our margin may be adversely affected. If our costs exceed authorized contract funding or they do not qualify as allowable costs under applicable regulations, we will not be reimbursed for those costs. Cost overruns may adversely affect our financial performance and our ability to win new contracts.
 Antares ORB-3 launch failure may result in the termination of our AJ-26 supply contract and we may face significant damage claims
On October 28, 2014, an Antares launch vehicle carrying the Cygnus ORB-3 capsule (“ORB-3”) suffered a catastrophic failure approximately 15 seconds after liftoff. No individuals were injured in the incident but the ORB-3 launch vehicle and its payload were destroyed and the launch facility incurred damage. The ORB-3 launch was one of the flights under Orbital’s Commercial Resupply Contract with NASA. The Antares launch vehicle was powered by two AJ-26 liquid rocket engines supplied by us. An Accident Investigation Board (“AIB”) was formed promptly following the incident by the Federal Aviation Authority (“FAA”), which delegated leadership of the AIB to Orbital, to conduct an inquiry into the cause of the launch failure. NASA has separately established an Independent Review Team (“IRT”) to review, among other matters, the cause of the launch failure. We are conducting a detailed investigation into the performance of the AJ-26 engines in addition to and in support of the AIB and IRT efforts. One of the focuses of the investigations is the root cause of the failure of the turbopump in one of the AJ-26 engines. No conclusions have yet been reached by either the AIB or the IRT as to the root cause of the failure. In the event that the AIB or the IRT determine either that the root cause of the launch failure was one of the AJ-26 engines or is not determinable, Orbital may attempt to terminate the AJ-26 supply contract for default and we may face significant claims for damages from Orbital which, if determined adversely to us, could have a material adverse effect on our operating results, financial condition, and/or cash flows.
Orbital has announced plans to replace the AJ-26 engines on all future launches and to contract with other launch providers to fulfill its remaining commitments with NASA. By letter dated November 4, 2014, Orbital directed us to stop work on the AJ-26 supply contract, indicating at that time a complete or partial termination for convenience could be issued within 90 days.
If our subcontractors or suppliers fail to perform their contractual obligations, our contract performance and our ability to win new contracts may be adversely affected.
We rely on subcontractors to perform a portion of the services we agree to provide our customers and on suppliers to provide raw materials and component parts for our contract performance. A failure by one or more of our subcontractors or suppliers to satisfactorily provide on a timely basis the agreed-upon services or supplies may affect our ability to perform our contractual obligations. Deficiencies in the performance of our subcontractors and suppliers could result in liquidated damages or our customer terminating our contract for default. A termination for default could expose us to liability and adversely affect our financial performance and our ability to win new contracts.

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
These laws and regulations provide for ongoing audits and reviews of incurred costs as well as contract procurement, performance and administration. The U.S. government may, if it deems appropriate, conduct an investigation into possible illegal or unethical activity in connection with these contracts. Investigations of this nature are common in the aerospace and defense industry, and lawsuits may result. In addition, the U.S. government and its principal prime contractors periodically investigate the financial viability of their contractors and subcontractors as part of its risk assessment process associated with the award of new contracts. If the U.S. government or one or more prime contractors were to determine that we were not financially viable, our ability to continue to act as a government contractor or subcontractor would be impaired.

Aerojet Rocketdyne’s international sales are subject to applicable laws relating to export controls, the violation of which could adversely affect its operations.
A portion of the Aerojet Rocketdyne activities is subject to export control regulation by the U.S. Department of State under the U.S. Arms Export Control Act and International Traffic in Arms Regulations (“ITAR”). The export of certain defense-related products, hardware, software, services and technical data is regulated by the State Department’s Office of Defense Trade Controls Compliance (“DTCC”) under ITAR. DTCC administers the State Department’s authority under ITAR to impose civil penalties and other administrative sanctions for violations, including debarment from engaging in the export of defense articles or defense services. Violations of ITAR could result in significant sanctions including fines, more onerous compliance requirements, debarments from export privileges or loss of authorizations needed to conduct aspects of the Aerojet Rocketdyne’s international business.
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
On June 12, 2013, GenCorp and UTC entered into the Amended and Restated Purchase Agreement, which amended and restated the Original Purchase Agreement, pursuant to which GenCorp and UTC agreed to the Acquisition, subject to the terms and conditions therein. The Amended and Restated Purchase Agreement modified the Original Purchase Agreement to provide, among other things, that (i) GenCorp is not obligated to acquire the 50% membership interest of RD Amross, a Delaware limited liability company owned by UTC or the portion of the UTC business that markets and supports the sale of RD 180 engines (the “RDA Acquisition”) until certain conditions have been met, and (ii) $55 million of the Acquisition purchase price shall be payable to UTC upon such time as the RDA Acquisition may occur. Pursuant to the terms of the Amended and Restated Purchase Agreement, either party to such agreement may terminate the obligations to consummate the RDA Acquisition on or after June 12, 2014; provided, however, that such termination date may be extended for up to four additional three-month periods (with the final termination date extended until June 12, 2015). Subject to the terms of Amended and Restated Purchase Agreement, in order to extend the termination date, either party may request the extension by providing written notice to the other party at least five business days prior to the termination date, provided that the requesting party must have a reasonable belief at the time such notice is given that a certain authorization from the Russian government will be forthcoming for completion of the RDA Acquisition. In December 2014, we elected the third option to extend the terms of the Amended and Restated Purchase Agreement for three months.
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
We have incurred substantial expenses related to the Acquisition and may incur significant expenses in fiscal 2015 related to the integration of the Rocketdyne Business.
We have already incurred substantial expenses in connection with the Acquisition of the Rocketdyne Business. We incurred $31.6 million of expenses related to the Acquisition through November 30, 2013.
In addition, we have incurred and capitalized $38.5 million, which we believe will be allocated to our U.S. government contracts, of Rocketdyne Business integration costs through November 30, 2014. These integration costs are reimbursable by the U.S. government upon its audit and approval that our planned integration savings will exceed our restructuring costs by a factor of at least two to one. In December 2014, we were informed that the DCAA had completed its audit of our restructuring proposal and found that we had achieved the required two to one savings to restructuring cost ratio. Actual recovery of the previously deferred integration costs will take place after the final execution of an Advance Agreement with the DCMA and determination from the Under Secretary of Defense that the audited restructuring savings exceed the costs by a factor of two to one.  We believe these final two actions will be completed in fiscal 2015. We review on a quarterly basis the probability of recovery of these costs.
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
The increase in our leverage and debt service obligations as a result of the Acquisition and to refinance our convertible debentures may adversely affect our financial condition and results of operations.
We have incurred additional indebtedness in order to finance the Acquisition. On January 28, 2013, we issued $460.0 million in aggregate principal amount of our 7.125% Second-Priority Senior Secured Notes (“7 1/8% Notes”). The 7 1/8% Notes were sold to qualified institutional buyers in accordance with Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”) and outside the U.S. in accordance with Regulation S under the Securities Act. We used the net proceeds of the 7 1/8% Notes offering to fund, in part, the Acquisition, and to pay related fees and expenses. In addition, in fiscal 2014, we repurchased $59.6 million principal amount of our 4.0625% Convertible Subordinated Debentures (“4 1/16% Debentures”) at various prices ranging from 195% of par to 212% of par with proceeds from the subordinated credit facility. See Note 6 in Notes to Consolidated Financial Statements.
We have $782.2 million of outstanding indebtedness as of November 30, 2014. Our maintenance of higher levels of indebtedness could have adverse consequences including impairing our ability to obtain additional financing in the future.
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
As a U.S. defense contractor, we face cyber threats, insider threats, threats to the physical security of our facilities and employees, and terrorist acts, as well as the potential for business disruptions associated with information technology failures, natural disasters, or public health crises.
We routinely experience cyber security threats, threats to our information technology infrastructure and unauthorized attempts to gain access to our sensitive information, as do our customers, suppliers, and subcontractors. We may experience similar security threats at customer sites that we operate and manage as a contractual requirement.
Prior cyber attacks directed at us have not had a material impact on our financial results, and we believe our threat detection and mitigation processes and procedures are adequate. The threats we face vary from attacks common to most industries to more advanced and persistent, highly organized adversaries who target us because we protect national security information. If we are unable to protect sensitive information, our customers or governmental authorities could question the adequacy of our threat mitigation and detection processes and procedures. Due to the evolving nature of these security threats, however, the impact of any future incident cannot be predicted.
Although we work cooperatively with our customers, suppliers, and subcontractors to seek to minimize the impact of cyber threats, other security threats or business disruptions, we must rely on the safeguards put in place by these entities, which may affect the security of our information. These entities have varying levels of cyber security expertise and safeguards and their relationships with U.S. government contractors, such as Aerojet Rocketdyne, may increase the likelihood that they are targeted by the same cyber threats we face.
The costs related to cyber or other security threats or disruptions may not be fully insured or indemnified by other means. Occurrence of any of these events could adversely affect our internal operations, the services we provide to our customers, our future financial results, our reputation or our stock price; or such events could result in the loss of competitive advantages derived from our research and development efforts or other intellectual property, early obsolescence of our products and services, or contractual penalties.

The integration of the Rocketdyne Business into our ERP system may adversely affect our business and results of operations or the effectiveness of internal control over financial reporting.
ERP integrations are complex and very time-consuming projects that involve substantial expenditures on system software and activities. If we do not effectively integrate the Rocketdyne Business into our ERP system or if the system does not operate as intended, it could adversely affect financial reporting systems, our ability to produce financial reports, and/or the effectiveness of our internal controls over financial reporting. We integrated the Rocketdyne Business into our ERP system on January 1, 2015, but have not yet completed our data validation process.
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
We use a significant quantity of raw materials that are subject to market fluctuations and government regulations. Further, as a U.S. government contractor, we are often required to procure materials from suppliers capable of meeting rigorous customer and government specifications. As market conditions change for these companies, they often discontinue materials with low sales volumes or profit margins. We are often forced to either qualify new materials or pay higher prices to maintain the supply. Although to-date we have been successful in establishing replacement materials and securing customer funding to address specific qualification needs of the programs, we may be unable to continue to do so.
The supply of ammonium perchlorate, a principal raw material used in solid propellant, is limited to a single source that supplies the entire domestic solid propellant industry and actual pricing is based on the total industry demand. The slowdown and final close out of the Space Shuttle Program has reduced the total national demand, resulting in significant unit price increases. Pricing has stabilized with recent decisions from NASA to continue the SLS Heavy Lift Vehicle program and the DoD to require the use of domestic ammonium perchlorate. In the majority of our contracts, we anticipated this price increase and incorporated abnormal escalation pricing language into our proposals and contracts.

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
As of the last measurement date at November 30, 2014, our total defined benefit pension plan assets, total projected benefit obligations, and unfunded pension obligation for the tax-qualified pension plans were approximately $1,163.1 million, $1,666.3 million, and $482.8 million, respectively. We do not expect to make any significant cash contributions to our tax-qualified defined benefit pension plan until fiscal 2016. We estimate that approximately 86% of our unfunded pension obligation as of November 30, 2014 is related to Aerojet Rocketdyne which will be recoverable through our U.S. government contracts.
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
Additionally, the level of returns on retirement benefit assets, changes in interest rates, changes in legislation such as the new mortality tables, and other factors affects our financial results. The timing of recognition of pension expense or income in our financial statements differs from the timing of the required pension funding under the Pension Protection Act ("PPA") or the amount of funding that can be recorded in our overhead rates through our U.S. government contracting business. Our earnings are positively or negatively impacted by the amount of expense or income we record for our employee retirement benefit plans.
The level of returns on retirement benefit assets, changes in interest rates, changes in legislation, and other factors affects our financial results.
Our earnings are positively or negatively impacted by the amount of expense or income we record for our employee retirement benefit plans. We calculate the expense for the plans based on actuarial valuations. These valuations are based on assumptions that we make relating to financial market and other economic conditions. Changes in key economic indicators result in changes in the assumptions we use. The key assumptions used to estimate retirement benefit expense for the following year are the discount rate and expected long-term rate of return on plan assets. Our pension expense or income can also be affected by legislation and other government regulatory actions.
Although some of our environmental expenditures may be recoverable and we have established reserves, given the many uncertainties involved in assessing liability for environmental claims, our reserves may not be sufficient, which could adversely affect our financial results and cash flows.
As of November 30, 2014, the aggregate range of our estimated future environmental obligations was $166.0 million to $274.9 million and the accrued amount was $166.0 million. We believe the accrued amount for future remediation costs represents the costs that could be incurred by us over the contractual term, if any, or the next fifteen years of the estimated remediation, to the extent they are probable and reasonably estimable. However, in many cases the nature and extent of the required remediation has not yet been determined. Given the many uncertainties involved in assessing liability for environmental claims, our reserves may prove to be insufficient. We evaluate the adequacy of those reserves on a quarterly basis, and adjust them as appropriate. In addition, the reserves are based only on known sites and the known contamination at those sites. It is possible that additional sites needing remediation may be identified or that unknown contamination at previously identified sites may be discovered. It is also possible that the regulatory agencies may change clean-up standards for chemicals of concern such as ammonium perchlorate and trichloroethylene. This could lead to additional expenditures for environmental remediation in the future and, given the uncertainties involved in assessing liability for environmental claims, our reserves may prove to be insufficient.
Most of our environmental costs are incurred by our Aerospace and Defense segment, and certain of these costs are allowed to be included in our contracts with the U.S. government or are reimbursable by Northrop. Prior to the third quarter of fiscal 2010, approximately 12% of environmental reserve adjustments related to our Sacramento site and our former Azusa site were charged to the consolidated statements of operations. Subsequent to the third quarter of fiscal 2010, because we reached the reimbursement ceiling under the Northrop Agreement on an accrual basis, approximately 37% of environmental reserve adjustments are expensed to the consolidated statements of operations. We are seeking to amend our agreement with the U.S. government to increase the amount allocable to our U.S. government contracts; however, there can be no assurances that we will be successful in this pursuit.
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
We have a substantial amount of debt for which we are required to make interest and principal payments. Interest on long-term financing is not a recoverable cost under our U.S. government contracts. As of November 30, 2014, we had $782.2 million of debt. Subject to the limits contained in some of the agreements governing our outstanding debt, we may incur additional debt in the future. Our maintenance of higher levels of indebtedness could have adverse consequences including impairing our ability to obtain additional financing in the future.
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
We are obligated to comply with financial and other covenants outlined in our debt indentures and agreements that could restrict our operating activities. A failure to comply could result in a default under our amended senior credit facility entered into on May 30, 2014 (the “Senior Credit Facility”) with the lenders identified therein and Wells Fargo Bank, National Association, as administrative agent, which would, if not waived by the lenders which likely would come with substantial cost, accelerate the payment of our debt. A payment default under the Senior Credit Facility could result in cross defaults on our 7 1/8% Notes, 4 1/16% Debentures and subordinated credit facility.
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
Based on our existing debt agreements, we were in compliance with our financial and non-financial covenants as of November 30, 2014. Any of the covenants described in this risk factor may restrict our operations and our ability to pursue potentially advantageous business opportunities. Our failure to comply with these covenants could result in an event of default that, if not cured or waived, could result in the acceleration of the Senior Credit Facility, the Subordinated Credit Facility, the 7 1/8% Notes, and the 4 1/16% Debentures. In addition, our failure to pay principal and interest when due is a default under the Senior Credit Facility, and in certain cases, would cause cross defaults on the subordinated credit facility, 7 1/8% Notes and 4 1/16% Debentures.
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
In connection with our divestitures we have incurred and may incur additional costs. As part of these and other divestitures, we have provided customary indemnification to the purchasers for such matters as claims arising from the operation of the businesses prior to disposition, including income tax matters and the liability to investigate and remediate certain environmental contamination existing prior to disposition. These additional costs and the indemnification of the purchasers of our former or current businesses may require additional cash expenditures, which could have a material adverse effect on our operating results, financial condition, and/or cash flows.
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
As of November 30, 2014, 14% of our 5,071 employees were covered by collective bargaining agreements. In the future, if we are unable to negotiate acceptable new agreements with the unions, upon expiration of the existing contracts, we could experience a strike or work stoppage. Even if we are successful in negotiating new agreements, the new agreements could call for higher wages or benefits paid to union members, which would increase our operating costs and could adversely affect our profitability. If our unionized workers were to engage in a strike or other work stoppage, or other non-unionized operations were to become unionized, we could experience a significant disruption of operations at our facilities or higher ongoing labor costs. A strike or other work stoppage in the facilities of any of our major customers or suppliers could also have similar effects on us.
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

If we are unable to effectively and efficiently implement the necessary initiatives to eliminate the material weaknesses identified in our internal controls and procedures, there could be an adverse effect on our operations or financial results. “Out of period” adjustments could require us to restate previously issued financial statements.
We identified material weaknesses in the Information and Communication component of internal control due to the following matters: (i) we did not maintain effective controls over information and communications between the Aerojet Rocketdyne parent, the Rocketdyne Business and other third parties performing services for us under Transition Service Agreements associated with the acquisition of the Rocketdyne Business; (ii) we did not maintain effective controls over the integration of our policies, practices and controls applicable to the acquired Rocketdyne Business; and (iii) we did not maintain effective controls over the timely capitalization and depreciation of assets placed into service at the acquired Rocketdyne Business. As a result of these material weaknesses, errors occurred in several significant accounts in fiscal 2014 interim consolidated financial statements that were not detected. The areas most affected by this deficiency include net sales, costs of sales, depreciation expense, inventory, accounts receivable, and property, plant and equipment, net. Due to these material weaknesses, management believes that as of November 30, 2014, our internal control over financial reporting was not effective based on the Committee of Sponsoring Organizations of the Treadway Commission criteria. We have and continue to implement various initiatives in fiscal 2015 to improve our internal controls over financial reporting and address the matters discussed in Management’s Report on Internal Control over Financial Reporting. The implementation of the initiatives and the consideration of additional necessary improvements are among our highest priorities. Management will continually assess the progress of the initiatives and the improvements, and take further actions as deemed necessary. In addition, management will report such progress to the Board of Directors, under the direction of the Audit Committee. Until the identified material weaknesses are eliminated, there is a risk of an adverse effect on our operations or financial results.
In addition, we have in the past recorded, and may in the future record, revisions or out of period adjustments to our financial statements. In making such adjustments we apply the analytical framework of SEC Staff Accounting Bulletin No. 99, “Materiality” (“SAB 99”), to determine whether the effect of any adjustment to our financial statements is material and whether such adjustments, individually or in the aggregate, would require us to restate our financial statements for previous periods. Under SAB 99, companies are required to apply quantitative and qualitative factors to determine the “materiality” of particular adjustments. We revised our quarterly financial information in fiscal 2014 and recorded out of period adjustments in other prior periods. In the future we may identify further revisions or out of period adjustments impacting our interim or annual financial statements. Depending upon the complete qualitative and quantitative analysis, this could result in us restating previously issued financial statements.

Item 1B.	Unresolved Staff Comments
None.

Item 2.	Properties
Significant operating, manufacturing, research, design, and/or marketing locations are set forth below.
Facilities
Corporate Headquarters
GenCorp Inc.
2001 Aerojet Road
Rancho Cordova, California 95742

Operating/Manufacturing/Research/Design/Marketing Locations

Aerospace and Defense Aerojet Rocketdyne Sacramento, California
Design/Manufacturing Facilities: Camden, Arkansas*; Canoga Park, California*; Carlstadt, New Jersey*; Chatsworth, California; Gainesville, Virginia*; Huntsville, Alabama*; Jonesborough, Tennessee**; Orange, Virginia; Rancho Cordova, California (owned and leased); Redmond, Washington; Socorro, New Mexico; Vernon, California*; West Palm Beach, Florida*
Marketing/Sales Offices: Arlington, Virginia*; Huntsville, Alabama*; Washington, DC*
Real Estate
Folsom, California*
__________

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

Item 3. Legal Proceedings
Asbestos Litigation
The Company has been, and continues to be, named as a defendant in lawsuits alleging personal injury or death due to exposure to asbestos in building materials, products, or in manufacturing operations. The majority of cases are pending in Texas and Pennsylvania. There were 117 asbestos cases pending as of November 30, 2014.
Given the lack of any significant consistency to claims (i.e., as to product, operational site, or other relevant assertions) filed against the Company, the Company is unable to make a reasonable estimate of the future costs of pending claims or unasserted claims. Accordingly, no estimate of future liability has been accrued.
In 2011, Aerojet Rocketdyne received a letter demand from AMEC, plc, (“AMEC”) the successor entity to the 1981 purchaser of the business assets of Barnard & Burk, Inc., a former Aerojet Rocketdyne subsidiary, for Aerojet Rocketdyne to assume the defense of sixteen asbestos cases, involving 271 plaintiffs, pending in Louisiana, and reimbursement of over $1.7 million in past legal fees and expenses. AMEC is asserting that Aerojet Rocketdyne retained those liabilities when it sold the Barnard & Burk assets and agreed to indemnify the purchaser therefor. Under the relevant purchase agreement, the purchaser assumed only certain, specified liabilities relating to the operation of Barnard & Burk before the sale, with Barnard & Burk retaining all unassumed pre-closing liabilities, and Aerojet Rocketdyne agreed to indemnify the purchaser against unassumed liabilities that are asserted against it. Based on the information provided, Aerojet Rocketdyne declined to accept the liability and requested additional information from AMEC pertaining to the basis of the demand. On April 3, 2013, AMEC filed a complaint for breach of contract against Aerojet Rocketdyne in Sacramento County Superior Court, AMEC Construction Management, Inc. v. Aerojet-General Corporation, Case No. 342013001424718. Aerojet Rocketdyne filed its answer to the complaint denying AMEC’s allegations and discovery is ongoing. As of November 30, 2014, AMEC contends it has incurred approximately $3.0 million in past legal fees and expenses. The court has scheduled a trial date for May 18, 2015. The parties attended a mediation session on December 9, 2014 and negotiations are ongoing. As of November 30, 2014, the Company has accrued $0.2 million related to this matter. None of the expenditures related to this matter are recoverable from the U.S. government.
The following table sets forth information related to our historical product liability costs associated with our asbestos litigation (dollars in millions):

	Year Ended
	2014		2013		2012
Claims filed	14	***	18	**	19	*
Claims dismissed	23		25		21
Claims settled	3		5		3
Claims pending	117		129		141
Aggregate settlement costs	$0.3		$0.6		$0.1
Average settlement costs	$0.1		$0.1		$—
_______
* This number is net of two cases tendered to a third party under a contractual indemnity obligation.
** This number is net of three cases tendered to a third party under a contractual indemnity obligation.
*** This number is net of two cases tendered to a third party under a contractual indemnity obligation.
Legal and administrative fees for the asbestos cases for fiscal 2014, 2013, and 2012 were $0.4 million for all years presented.
Inflective, Inc. (“Inflective”) Litigation
On December 18, 2014, Inflective filed a complaint against Aerojet Rocketdyne and Kathleen E. Redd, individually, in the Superior Court of the State of California, Sacramento County, Inflective, Inc. v Aerojet Rocketdyne, Inc., Kathleen E. Redd, et al, Case No. T4358. Inflective asserts in the complaint causes for breach of contract, breach of implied contract, false promise, inducing breach of contract, intentional interference with contractual relations, negligent interference with prospective economic relations and intentional interference with prospective economic relations and is seeking damages in excess of $3 million, punitive damages, interest and attorney’s costs. The complaint arises out of the Company’s implementation of ProjectOne, a company-wide ERP system, for which Inflective had been a consultant to the Company. The Company believes the allegations are without merit and intends to contest this matter vigorously. No estimate of liability has been accrued for this matter as of November 30, 2014.
Groundwater Litigation
The Company owned and operated a former rubber processing plant in Wabash, Indiana from 1937 to 2004. Pursuant to a request from the Indiana Department of Environmental Management (“IDEM”), the Company conducted an initial site investigation of the soil and groundwater at the site and a report was submitted to IDEM. By letter of June 11, 2014, IDEM directed the Company to conduct additional investigation of the site, including a vapor intrusion investigation in areas in and around the site where trichloroethene levels in groundwater were found to exceed screening levels for vapor intrusion. A vapor mitigation system was installed in one residence where indoor air screening levels were exceeded and efforts are ongoing to install mitigation systems at two other locations. The Company intends to conduct further investigations of the site in accordance with the IDEM request. The Company sent demands to other former owners/operators of the site to participate in the site work, but no party has agreed to participate as of yet. As of November 30, 2014, the estimated range of the Company's share of anticipated remaining costs for the Wabash, Indiana site was $0.7 million to $1.2 million and the accrued amount was $0.7 million. None of the expenditures related to this matter are recoverable from the U.S. government.
Natural Resource Damage (“NRD”) Assessment Claim
The Company previously manufactured products for the automotive industry at a Toledo, Ohio site, which was adjacent to the Ottawa River. This facility was divested in 1990 and the Company indemnified the buyer for claims and liabilities arising out of certain pre-divestiture environmental matters. In August 2007, the Company, along with numerous other companies, received from the United States Department of Interior Fish and Wildlife Service a notice of a Natural Resource Damage (“NRD”) Assessment Plan for the Ottawa River and Northern Maumee Bay. A group of PRPs, including the Company, was formed to respond to the NRD assessment and to pursue funding from the Great Lakes Legacy Act for primary restoration. In August 2013, the PRPs voted to accept the State and Federal Trustees’ proposal resolving the NRD Assessment and other claims. A Consent Decree must be negotiated and approved before the settlement becomes final. As of November 30, 2014, the estimated range of the Company’s share of anticipated costs for the NRD matter was $0.2 million to $0.5 million and the accrued amount was $0.2 million. None of the expenditures related to this matter are recoverable from the U.S. government.
In November 2014, the Company entered into a tentative settlement agreement with Textileather and the City of Toledo (the “City”) whereby the City would purchase the Textileather site and relieve the Company and Textileather of any responsibility for remediation of on-site contamination. The agreement is contingent on the City’s due diligence investigation and U.S. Environmental Protection Agency transferring remediation obligations from Textileather to the City by way of Administrative Order.

Item 4.	Mine Safety Disclosures
None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholders’ Matters and Issuer Purchases of Equity Securities
As of January 15, 2015, there were 7,129 holders of record of the common stock. On January 15, 2015, the last reported sale price of our common stock on the New York Stock Exchange was $17.17 per share.
Our Senior Credit Facility (described in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations under the caption “Liquidity and Capital Resources”) and our 7 1/8% Notes restrict the payment of dividends and we do not anticipate paying cash dividends in the foreseeable future.
Information concerning long-term debt, including material restrictions relating to payment of dividends on our common stock, appears in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations under the caption “Liquidity and Capital Resources” and in Part II, Item 8. Consolidated Financial Statements and Supplementary Data at Note 6 in Notes to Consolidated Financial Statements. Information concerning securities authorized for issuance under our equity compensation plans appears in Part III, Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters under the caption “Equity Compensation Plan Information.”
Common Stock
Our common stock is listed on the New York Stock Exchange under the trading symbol “GY.” The following table lists, on a per share basis for the periods indicated, the high and low sale prices for the common stock as reported by the New York Stock Exchange:

	Common Stock Price
Year Ended November 30,	High	Low
2014
First Quarter	$19.21	$16.25
Second Quarter	$19.69	$16.32
Third Quarter	$19.77	$17.47
Fourth Quarter	$18.53	$15.11
2013
First Quarter	$12.36	$8.70
Second Quarter	$13.98	$11.82
Third Quarter	$17.76	$13.40
Fourth Quarter	$18.50	$15.01

Stock Performance Graph
The following graph compares the cumulative total stockholder returns, calculated on a dividend reinvested basis, on $100 invested in our Common Stock in November 2009 with the cumulative total return of (i) the Standard & Poor’s 500 Composite Stock Price Index (“S&P 500 Index”), and (ii) the Standard & Poor’s 500 Aerospace & Defense Index. The stock price performance shown on the graph is not necessarily indicative of future performance.
Comparison of Cumulative Total Stockholder Return
Among GenCorp, S&P 500 Index, and the S&P 500 Aerospace & Defense Index,
November 2009 through November 2014
Comparison of Cumulative Five Year Total Return

Company/Index	Base Period 2009	As of November 30,
		2010	2011	2012	2013	2014

GenCorp Inc.	$100.00	$62.87	$69.65	$117.80	$234.83	$213.83
S&P 500 Index	100.00	109.94	118.55	137.68	179.39	209.63
S&P 500 Aerospace & Defense	100.00	113.39	123.20	139.35	214.14	245.19

Item 6.	Selected Financial Data
The following selected financial data is qualified by reference to and should be read in conjunction with the Consolidated Financial Statements, including the Notes thereto in Item 8. Consolidated Financial Statements and Supplementary Data, and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	Year Ended
	2014	2013	2012	2011	2010
	(In millions, except per share amounts)
Net sales	$1,597.4	$1,383.1	$994.9	$918.1	$857.9
Net (loss) income:
(Loss) income from continuing operations, net of income taxes	$(52.3)	$167.7	$(5.7)	$2.9	$6.0
(Loss) income from discontinued operations, net of income taxes	(0.7)	0.2	3.1	—	0.8
Net (loss) income	$(53.0)	$167.9	$(2.6)	$2.9	$6.8
Basic earnings (loss) per share of Common Stock
(Loss) income from continuing operations, net of income taxes	$(0.91)	$2.76	$(0.09)	$0.05	$0.11
(Loss) income from discontinued operations, net of income taxes	(0.01)	—	0.05	—	0.01
Total	$(0.92)	$2.76	$(0.04)	$0.05	$0.12
Diluted earnings (loss) per share of Common Stock
(Loss) income from continuing operations, net of income taxes	$(0.91)	$2.11	$(0.09)	$0.05	$0.11
(Loss) income from discontinued operations, net of income taxes	(0.01)	—	0.05	—	0.01
Total	$(0.92)	$2.11	$(0.04)	$0.05	$0.12
Supplemental statement of operations information:
(Loss) income from continuing operations before income taxes	$(39.4)	$(26.2)	$13.2	$9.0	$2.1
Interest expense	52.7	48.7	22.3	30.8	37.0
Interest income	(0.1)	(0.2)	(0.6)	(1.0)	(1.6)
Depreciation and amortization	63.7	43.8	22.3	24.6	27.9
Retirement benefit expense	35.6	65.0	41.0	46.4	41.9
Unusual items in continuing operations:
Executive severance agreements	—	—	—	—	1.4
Rocketdyne Business acquisition related costs	—	20.0	11.6	—	—
Loss (gain) on legal matters and settlements	0.9	(0.5)	0.7	4.1	0.1
Loss on bank amendment	0.2	—	—	1.3	0.7
Loss on debt repurchased/redeemed	60.6	5.0	0.4	0.2	1.2
Adjusted EBITDAP (Non-GAAP measure)	$174.2	$155.6	$110.9	$115.4	$110.7
Adjusted EBITDAP (Non-GAAP measure) as a percentage of net sales	10.9%	11.3%	11.1%	12.6%	12.9%
Cash flow information:
Cash flow provided by operating activities	$150.4	$77.6	$86.2	$76.8	$148.1
Cash flow (used in) provided by investing activities	(35.7)	(474.9)	(36.6)	5.6	(43.5)
Cash flow (used in) provided by financing activities	(46.4)	432.8	(75.5)	(75.9)	(49.4)
Balance Sheet information:
Total assets	$1,921.6	$1,755.3	$919.3	$939.5	$991.5
Long-term debt, including current maturities	782.2	699.2	248.7	326.4	392.7

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
Overview
We are a manufacturer of aerospace and defense products and systems with a real estate segment that includes activities related to the re-zoning, entitlement, sale, and leasing of our excess real estate assets. We develop and manufacture propulsion systems for defense and space applications, and armaments for precision tactical and long-range weapon systems applications. Our continuing operations are organized into two segments:
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
Real Estate — includes the activities of our wholly-owned subsidiary Easton Development Company, LLC related to the re-zoning, entitlement, sale, and leasing of our excess real estate assets. We own approximately 12,000 acres of land adjacent to U.S. Highway 50 between Rancho Cordova and Folsom, California east of Sacramento. We are currently in the process of seeking zoning changes and other governmental approvals on a portion of the Sacramento Land to optimize its value. In addition, we are currently in the process of completing certain infrastructure improvements to the Sacramento Land to reduce the time a developer would have to hold the Sacramento Land before development could start.
A summary of the significant financial highlights for fiscal 2014 which management uses to evaluate our operating performance and financial condition is presented below.

•
Net sales for fiscal 2014 totaled $1,597.4 million compared to $1,383.1 million for fiscal 2013. Fiscal 2014 and 2013 results include 12 months and 5 1/2 months, respectively, of the Rocketdyne Business operating results (see below).

•
Net loss for fiscal 2014 was $(53.0) million, or $(0.92) loss per share, compared to net income of $167.9 million, or $2.11 diluted income per share, for fiscal 2013. The net loss for fiscal 2014 included pre-tax cost growth of $23.6 million on the Antares AJ-26 program and a pre-tax charge of $60.6 million related to the repurchase of $59.6 million of principal of our 4 1/16% Debentures. The net income for fiscal 2013 included a $193.9 million income tax benefit primarily associated with the release of deferred tax asset valuation allowance reserves.

•	Adjusted EBITDAP (Non-GAAP measure*) for fiscal 2014 was $174.2 million, or 10.9% of net sales, compared to $155.6 million, or 11.3% of net sales, for fiscal 2013.

•
Segment performance (Non-GAAP measure*) before environmental remediation provision adjustments, retirement benefit expense, and unusual items was $145.5 million for fiscal 2014, compared to $151.4 million for fiscal 2013.

•
Cash provided by operating activities in fiscal 2014 totaled $150.4 million, compared to $77.6 million in fiscal 2013. The cash generated from operating activities in fiscal 2014 included an increase of $94.1 million cash advances on long-term contracts.

•	Free cash flow (Non-GAAP measure*) in fiscal 2014 totaled $107.0 million, compared to $14.4 million in fiscal 2013.

•	As of November 30, 2014, we had $2.2 billion of funded backlog compared to $1.7 billion as of November 30, 2013.

•	As of November 30, 2014, we had $516.3 million in net debt (Non-GAAP measure*) compared to $501.6 million as of November 30, 2013.

_________
* We provide Non-GAAP measures as a supplement to financial results based on GAAP. A reconciliation of the Non-GAAP measures to the most directly comparable GAAP measures is presented later in the Management’s Discussion and Analysis under the heading “Operating Segment Information” and “Use of Non-GAAP Financial Measures.”
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
In July 2012, we signed the Original Purchase Agreement with UTC to acquire the Rocketdyne Business from UTC for $550 million. On June 10, 2013, the FTC announced that it closed its investigation into the Acquisition under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. On June 12, 2013, we entered into an Amended and Restated Purchase Agreement with UTC, which amended and restated the Original Purchase Agreement, as amended. On June 14, 2013, we completed the acquisition of substantially all of the Rocketdyne Business pursuant to the Amended and Restated Purchase Agreement. The aggregate consideration to UTC was $411 million which represents the initial purchase price of $550 million reduced by $55 million relating to the pending future RDA Acquisition. The acquisition of UTC’s 50% ownership interest of RD Amross and UTC’s related business is contingent upon certain conditions including receipt of certain Russian governmental regulatory approvals, which may not be obtained. Pursuant to the terms of the Amended and Restated Purchase Agreement, either party to such agreement may terminate the obligations to consummate the RDA Acquisition on or after June 12, 2014; provided, however, that such termination date may be extended for up to four additional three-month periods (with the final termination date extended until June 12, 2015).  Subject to the terms of Amended and Restated Purchase Agreement, in order to extend the termination date, either party may request the extension by providing written notice to the other party at least five business days prior to the termination date, provided that the requesting party must have a reasonable belief at the time such notice is given that the Russian government approvals will be forthcoming for completion of the RDA Acquisition. In December 2014, we exercised the third option to extend the terms of the Amended and Restated Purchase Agreement for three months through March 2015.
The Rocketdyne Business integration costs incurred and capitalized through November 30, 2014 totaled $38.5 million. These integration costs are reimbursable by the U.S. government upon its audit and approval that our planned integration savings will exceed our restructuring costs by a factor of at least two to one. In December 2014, we were informed that the DCAA had completed its audit of our restructuring proposal and found that we had achieved the required minimum two to one savings to restructuring cost ratio. Actual recovery of the previously deferred integration costs will take place after the final execution of an Advance Agreement with the DCMA and determination from the Under Secretary of Defense that the audited restructuring savings exceed the costs by a factor of two to one.  We believe these final two actions will be completed in fiscal 2015. We review on a quarterly basis the probability of recovery of these costs.
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

	Year Ended
	2013	2012
	(In millions, except per share amounts)
Net sales:
As reported	$1,383.1	$994.9
Pro forma	$1,762.7	$1,694.0
Net income:
As reported	$167.9	$(2.6)
Pro forma	$30.7	$38.2
Basic income (loss) per share
As reported	$2.76	$(0.04)
Pro forma	$0.50	$0.64
Diluted income (loss) per share
As reported	$2.11	$(0.04)
Pro forma	$0.47	$0.56

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
We continuously evaluate a broad range of options that could be implemented to increase operational efficiency across all sites, and improve our overall market competitiveness.  Our decisions will be focused on moving us forward to solidify our leadership in the propulsion markets.
Some of the significant challenges we face are as follows: dependence upon U.S. government programs and contracts, future reductions or changes in U.S. government spending in our industry, integration of the Rocketdyne Business (including integration into our ERP system), environmental matters, capital structure and an underfunded pension plan.
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
Customers that represented more than 10% of net sales for the periods presented are as follows:

	Year Ended
	2014	2013	2012
Lockheed Martin	28%	23%	32%
ULA	25%	18%	*
Raytheon	17%	32%	37%
NASA	11%	*	*
__________

*	Less than 10%.
Sales to the U.S. government and its agencies, including sales to our significant customers discussed above, were as follows (dollars in millions):

	U.S. Government Sales	Percentage of Net Sales
Fiscal 2014	$1,473.8	92%
Fiscal 2013	1,311.0	95%
Fiscal 2012	936.9	94%
The Standard Missile program, which is comprised of several contracts and is included in U.S. government sales, represented 12%, 22%, and 25% of net sales for fiscal 2014, 2013, and 2012, respectively. In addition, the THAAD program, which is comprised of several contracts and is included in U.S. government sales, represented 12%, 4%, and 5% of net sales for fiscal 2014, 2013, and 2012, respectively.
Industry Update
Our primary aerospace and defense customers include the DoD and its agencies, NASA, and the prime contractors that supply products to these customers. We are seeing more opportunities for commercial launch and in-space business. In addition, sales to our aerospace and defense customers that provide products to international customers continue to grow. However, we continue to rely on particular levels of U.S. government spending on propulsion systems for defense, space and armament systems, precision tactical weapon systems and munitions applications, and our backlog depends, in large part, on continued funding by the U.S. government for the programs in which we are involved. These funding levels are not generally correlated with any specific economic cycle, but rather follow the cycle of general public policy and political support for this type of funding. Moreover, although our contracts often contemplate that our services will be performed over a period of several years, the U.S. Congress must appropriate funds for a given program and the U.S. President must sign government budget legislation each GFY and may significantly increase, decrease or eliminate, funding for a program. A decrease in DoD and/or NASA expenditures, the elimination or curtailment of a material program in which we are or hope to be involved, or changes in payment patterns of our customers as a result of changes in U.S. government outlays, could have a material adverse effect on our operating results, financial condition, and/or cash flows.

The Bipartisan Budget Act of 2013 set overall discretionary spending levels for GFY 2014 and 2015 and eased sequestration spending cuts to the DoD and other federal agencies (e.g., NASA) for GFY 2014 and 2015, paving the way for eventual agreements on GFY 2014 and 2015 Appropriations for all federal agencies. For GFY 2015, Congress approved a $1.0 trillion “Omnibus” Appropriations bill, averting a U.S. government shutdown and providing a sense of stability for industry.  The omnibus legislation contains 11 full year appropriations bills - including Defense and Commerce, Justice, Science (that includes NASA funding) - and a shorter-term CR for the Department of Homeland Security.  The defense portion of the bill provides $490.2 billion in discretionary funding for GFY 2015, which is $3.3 billion above the GFY 2014 amount, and nearly equal to the President’s Budget Request for GFY 2015.  In addition, the bill includes $64.0 billion in Overseas Contingency Operations for the ongoing war efforts abroad.  The NASA portion of the bill includes a top line of $18.0 billion, which is $0.5 billion above the President’s budget request for GFY 2015 and $0.4 billion above the GFY 2014 appropriated amount.  Without Congressional action in 2015 to change or modify the Bipartisan Budget Act of 2013, sequestration will return in January 2016.
Despite overall U.S. government budget pressures, we believe we are well-positioned to benefit from funding in DoD and NASA priority areas. This view reflects the DoD’s strategic guidance report released in January 2012, and the recently released 2014 QDR which affirms support for many of our core programs and points toward continued DoD investment in: access to space — in order to ensure access to this highly congested and contested “global commons”; missile defense — in order to protect the homeland, counter weapons of mass destruction and enhance space-based capabilities; and power projection by tactical missile systems. The QDR explicitly states Missile Defense, Space, Nuclear Deterrence, and Precision Strike as key capabilities for the DoD to preserve.
The NASA Authorization Act has again identified the SLS program as one of its top priorities in the NASA GFY 2015 budget. The SLS program also has enjoyed wide, bipartisan support in both chambers of Congress. We maintain a strong relationship with NASA and our propulsion systems have been powering NASA launch vehicles and spacecraft since the inception of the U.S. space program. Our booster and upper stage propulsion systems are currently baselined on the new SLS vehicle and both upper stage and booster engines are in development for future SLS variants. Due to the retirement of the space shuttle fleet, U.S. astronauts are now dependent on Russian Soyuz flights for access to and from the ISS for the better part of this decade. NASA has been working to re-establish U.S. manned space capability as soon as possible through development of the commercial cargo and crew ISS resupply capability and the heavy lift SLS designed for manned deep space exploration. In both instances, we have significant propulsion content.
The competitive dynamics of our multi-faceted marketplace vary by product sector and customer and see many of the same influences felt by the larger Aerospace and Defense sector.  The large majority of products we manufacture are highly complex, technically sophisticated and extremely hazardous to build, demanding rigorous manufacturing procedures and highly specialized manufacturing equipment.  These factors, coupled with the very high cost to establish the infrastructure required to meet these needs, pose substantial barriers to entry.  As a result, the number of qualified competitors has been, and will likely continue to be, limited to a small handful of participants who tend to be narrowly focused on products that are sub-elements of our overall propulsion product portfolio. For example, competitor ATK manufactures solid rocket motors but does not develop or produce liquid engines.  There are a number of small liquid engine manufacturers that neither develop or produce liquid-fueled propulsion systems.  There has been a recent emergence of propulsion entrepreneurs such as SpaceX and Blue Origin who have or are in the process of developing liquid fuel propulsion capabilities, but these potential competitors are primarily focused on the development of space propulsion systems for heavy lift launch vehicles and are not pursuing or participating in the missile defense or tactical propulsion business segments that make up a substantial portion of our overall business.  These new entrepreneurs have signaled their intent to compete primarily on price and are therefore bringing pressure to bear on existing cost paradigms and manufacturing methodologies.
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

A summary of our recoverable amounts, environmental reserves, and range of liability, as of November 30, 2014 is presented below:

	Recoverable Amount (1)	Reserve	Estimated Range of Liability
	(In millions)
Aerojet Rocketdyne - Sacramento	$84.1	$130.4	$130.4 - $211.3
Aerojet Rocketdyne - BPOU	14.0	21.7	21.7 - 35.6
Other Aerojet Rocketdyne sites	7.8	8.1	8.1 - 20.0
Other sites	0.7	5.8	5.8 - 8.0
Total	$106.6	$166.0	$166.0 - $274.9
 _____

(1)
Excludes the long-term receivable from Northrop of $74.8 million as of November 30, 2014 related to environmental costs already paid (and therefore not reserved) by the Company in prior years that are expected to be reimbursed by Northrop.

Most of our environmental costs are incurred by our Aerospace and Defense segment, and certain of these future costs are allowable to be included in our contracts with the U.S. government and allocable to Northrop until the cumulative expenditure limitation is reached. See Note 8(c) and (d) of the Notes to Consolidated Financial Statements and "Environmental Matters" below for summary of our environmental reserve activity.
Capital Structure
We have a substantial amount of debt for which we are required to make interest and principal payments. Interest on long-term financing is not a recoverable cost under our U.S. government contracts. As of November 30, 2014, we had $782.2 million of debt principal outstanding. The fair value of the debt outstanding at November 30, 2014 was $920.4 million.
Retirement Benefits
We do not expect to make any significant cash contributions to our tax-qualified defined benefit pension plan until fiscal 2016. We estimate that approximately 86% of our unfunded pension obligation as of November 30, 2014 is related to Aerojet Rocketdyne which will be recoverable through our U.S. government contracts.
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
Additionally, the level of returns on retirement benefit assets, changes in interest rates, changes in legislation, and other factors affect our financial results. The timing of recognition of pension expense or income in our financial statements differs from the timing of the required pension funding under PPA or the amount of funding that can be recorded in our overhead rates through our U.S. government contracting business. Our earnings are positively or negatively impacted by the amount of expense or income we record for our employee retirement benefit plans.
Rocketdyne Business ERP Integration
We integrated the Rocketdyne Business into our ERP system on January 1, 2015, but have not yet completed our data validation process.

Results of Operations

	Year Ended
	2014	2013	2012
	(In millions)
Net sales	$1,597.4	$1,383.1	$994.9
Operating costs and expenses:
Cost of sales (exclusive of items shown separately below)	1,408.1	1,229.6	869.6
Selling, general and administrative	37.9	53.6	41.9
Depreciation and amortization	63.7	43.8	22.3
Other expense, net:
Loss on debt repurchased/redeemed	60.6	5.0	0.4
Other	13.9	28.8	25.8
Total operating costs and expenses	1,584.2	1,360.8	960.0
Operating income	13.2	22.3	34.9
Non-operating (income) expense:
Interest income	(0.1)	(0.2)	(0.6)
Interest expense	52.7	48.7	22.3
Total non-operating expense, net	52.6	48.5	21.7
(Loss) income from continuing operations before income taxes	(39.4)	(26.2)	13.2
Income tax provision (benefit)	12.9	(193.9)	18.9
(Loss) income from continuing operations	(52.3)	167.7	(5.7)
(Loss) income from discontinued operations, net of income taxes	(0.7)	0.2	3.1
Net (loss) income	$(53.0)	$167.9	$(2.6)
Net Sales:

	Year Ended			Year Ended
	2014	2013	Change*	2013	2012	Change**
	(In millions)
Net sales:	$1,597.4	$1,383.1	$214.3	$1,383.1	$994.9	$388.2

* Primary reason for change. The increase in net sales was primarily due to an increase of $360.0 million of net sales from the acquired Rocketdyne Business. Fiscal 2014 and 2013 results include 12 months and 5 1/2 months, respectively, of the acquired Rocketdyne Business. The increase in net sales also included increased deliveries on the Atlas V, THAAD, and Orion programs totaling $71.9 million. The increase in net sales was partially offset by (i) a decrease of $113.9 million in the various Standard Missile contracts primarily from the transitioning of the Standard Missile-3 Block IB contract from development activities to low-rate initial production, decreased development activities for the TDACS for the Standard Missile-3 Block IIA contract, and the cessation of deliveries on the Standard Missile-1 Regrain contract in fiscal 2014 as a result of contract completion; (ii) an additional week of operations in the first quarter of fiscal 2013 resulting in $27.8 million in net sales; (iii) a decrease of $21.7 million as a result of the completion of the T3 IIA and IIB contracts as the program enters the next development phase; (iv) a decrease of $26.4 million from lower deliveries and changes in the estimated measurement of progress toward completion on the Antares program; and (v) a decrease of $24.6 million as a result of lower deliveries on the Guidance Enhanced Missile TBM ("GEM-T") program. See net sales information below:

	Year Ended
	2014	2013	Change
	(In millions)
Aerojet
Standard Missile	$192.7	$306.6	$(113.9)
Atlas V	114.3	95.4	18.9
THAAD	69.4	41.7	27.7
Orion	43.1	17.8	25.3
T3 IIA and IIB	18.2	39.9	(21.7)
Antares	7.9	34.3	(26.4)
GEM-T	0.6	25.2	(24.6)
Extra week of sales in fiscal 2013	—	27.8	(27.8)
All other Aerojet programs	465.6	469.3	(3.7)
Rocketdyne (1)	679.4	319.4	360.0
Real estate	6.2	5.7	0.5
	$1,597.4	$1,383.1	$214.3
______
(1) Includes net sales beginning June 14, 2013 from the Rocketdyne Business (acquisition date).

** Primary reason for change. The increase in net sales was primarily due to the following: (i) sales from the Rocketdyne Business contributed $319.4 million of net sales from the acquisition date of June 14, 2013; (ii) an increase of $53.7 million in the various Standard Missile programs primarily from increased development activities for the TDACS for the Standard Missile-3 Block IIA program and increased deliveries on the Standard Missile-1 Regrain program; and (iii) increased deliveries on the Atlas V program generating additional sales of $21.0 million. The increase in net sales was partially offset by a reduction of $16.1 million on the Bomb Live Unit - 129B (“BLU-129B”) composite case program due to completion of the contract in fiscal 2012 and the timing of the follow-on BLU-129B contract which is valued at $16.0 million. Our fiscal year ends on November 30 of each year. The fiscal year of our subsidiary, Aerojet Rocketdyne, ends on the last Saturday of November. As a result of the 2013 calendar, we had 53 weeks of operations in fiscal 2013 compared to 52 weeks of operations in the fiscal 2012. The additional week of operations in fiscal 2013 accounted for $27.8 million in additional net sales.
Sales by contract type were as follows:

	Year Ended
	2014	2013	2012
Fixed-price contracts	50%	46%	52%
Cost reimbursable contracts	43	49	42
Other sales including commercial contracts and real estate activities	7	5	6
Total	100%	100%	100%

Cost of Sales (exclusive of items shown separately below):

	Year Ended			Year Ended
	2014	2013	Change*	2013	2012	Change**
	(In millions, except percentage amounts)
Cost of sales:	$1,408.1	$1,229.6	$178.5	$1,229.6	$869.6	$360.0
Percentage of net sales	88.1%	88.9%		88.9%	87.4%
Percentage of net sales excluding retirement benefit expense and step-up in fair value of inventory	86.4%	85.5%		85.5%	85.5%
Components of cost of sales:
Cost of sales excluding retirement benefit expense and step-up in fair value of inventory	$1,380.4	$1,183.2	$197.2	$1,183.2	$850.7	$332.5
Cost of sales associated with the Acquisition step-up in fair value of inventory not allocable to our U.S. government contracts	3.2	2.2	1.0	2.2	—	2.2
Retirement benefit expense	24.5	44.2	(19.7)	44.2	18.9	25.3
Cost of sales	$1,408.1	$1,229.6	$178.5	$1,229.6	$869.6	$360.0

* Primary reason for change. The increase in cost of sales excluding retirement benefit expense and step-up in fair value of inventory as a percentage of net sales was primarily due to $23.6 million, 1.5% of net sales, of cost growth on the Antares AJ-26 program, including the cost to repair or replace engines as necessary in light of the previously reported engine test failures, an associated increase in hardware inspections and corrective actions on remaining engines, costs to repair the damaged test stand, and costs resulting from delayed deliveries.

** Primary reason for change. Cost of sales as a percentage of net sales excluding retirement benefit expense and step-up in fair value of inventory was essentially unchanged.

Selling, General and Administrative (“SG&A”):

	Year Ended			Year Ended
	2014	2013	Change*	2013	2012	Change**
	(In millions, except percentage amounts)
SG&A:	$37.9	$53.6	$(15.7)	$53.6	$41.9	$11.7
Percentage of net sales	2.4%	3.9%		3.9%	4.2%
Percentage of net sales excluding retirement benefit expense and stock-based compensation	1.3%	1.4%		1.4%	1.3%
Components of SG&A:
SG&A excluding retirement benefit expense and stock-based compensation	$21.1	$18.7	$2.4	$18.7	$13.3	$5.4
Stock-based compensation	5.7	14.1	(8.4)	14.1	6.5	7.6
Retirement benefit expense	11.1	20.8	(9.7)	20.8	22.1	(1.3)
SG&A	$37.9	$53.6	$(15.7)	$53.6	$41.9	$11.7

* Primary reason for change. The decrease in SG&A expense was primarily driven by (i) lower non-cash retirement benefit expense (see discussion of “Retirement Benefit Plans” below) and (ii) a decrease of $8.4 million in stock-based compensation primarily as a result of decreases in the fair value of the stock appreciation rights.

** Primary reason for change. The increase in SG&A expense was primarily due to (i) an increase of $7.6 million in stock-based compensation primarily as a result of increases in the fair value of the stock appreciation rights and (ii) an increase in legal and consulting expenses related to various corporate activities.

Depreciation and Amortization:

	Year Ended			Year Ended
	2014	2013	Change*	2013	2012	Change**
	(In millions)
Depreciation and amortization:	$63.7	$43.8	$19.9	$43.8	$22.3	$21.5
Components of depreciation and amortization:
Depreciation	$48.5	$35.8	$12.7	$35.8	$19.3	$16.5
Amortization	13.5	6.5	7.0	6.5	1.5	5.0
Accretion	1.7	1.5	0.2	1.5	1.5	—

 * Primary reason for change. The increase in depreciation and amortization is primarily due to (i) an increase of $10.4 million of depreciation expense related to the Rocketdyne Business since the acquisition; (ii) an increase $7.0 million of amortization of intangible assets associated with the Rocketdyne Business which is not allocable to our U.S. government contracts; and (iii) an increase of $3.1 million of depreciation expense associated with the ERP system which was placed into service in June 2013.

** Primary reason for change. The increase in depreciation and amortization is primarily related to the following: (i) $15.2 million of depreciation expense related to the Rocketdyne Business since the acquisition of which $10.3 million was associated with the step-up in fair value of the tangible assets not allocable to our U.S. government contracts and (ii) $5.0 million of amortization of intangibles associated with the Rocketdyne Business since the acquisition which is not allocable to our U.S. government contracts.
Other Expense, net:

	Year Ended			Year Ended
	2014	2013	Change*	2013	2012	Change**
	(In millions)
Other expense, net:	$74.5	$33.8	$40.7	$33.8	$26.2	$7.6
* Primary reason for change. The increase in other expense, net was primarily due to (i) an increase of $37.2 million in unusual item charges; (ii) an increase of $2.8 million in losses on the disposal of long-lived assets; and (iii) an increase of $2.4 million in environmental remediation expenses. See Notes 8(c) and 8(d) in Notes to Consolidated Financial Statements for additional discussion of environmental remediation matters. See discussion of unusual items below.
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

Total unusual items expense, a component of other expense, net in the consolidated statements of operations, was as follows:

	Year Ended
	2014	2013	2012
	(In millions)
Aerospace and Defense:
Loss (gain) on legal matters and settlements	$0.9	$(1.0)	$0.7
Rocketdyne Business acquisition related costs	—	2.6	—
Aerospace and defense unusual items	0.9	1.6	0.7
Corporate:
Rocketdyne Business acquisition related costs	—	17.4	11.6
Loss on debt repurchased	60.6	5.0	0.4
Loss on legal settlement	—	0.5	—
Loss on bank amendment	0.2	—	—
Corporate unusual items	60.8	22.9	12.0
Total unusual items	$61.7	$24.5	$12.7

Fiscal 2014 Activity:
A summary of the loss on the 4 1/16% Debentures repurchased during fiscal 2014 is as follows (in millions):

Principal amount repurchased	$59.6
Cash repurchase price	(119.9)
Write-off of deferred financing costs	(0.3)
Loss on 4 1/16% Debentures repurchased	$(60.6)
We recorded a charge of $0.2 million related to an amendment to the Senior Credit Facility.
We recorded $0.9 million for realized losses and interest associated with the failure to register with the SEC the issuance of certain of our common shares under the defined contribution 401(k) employee benefit plan.
Fiscal 2013 Activity:
We recorded a charge of $0.5 million related to a legal settlement.
We recorded ($1.0) million in gains and interest associated with the failure to register with the SEC the issuance of certain of our common shares under the defined contribution 401(k) employee benefit plan.
We incurred expenses of $20.0 million, including internal labor costs of $1.4 million, related to the Rocketdyne Business acquisition.
A summary of our losses on the 4 1/16% Debentures repurchased during fiscal 2013 is as follows (in millions):

Principal amount repurchased	$5.2
Cash repurchase price	(10.1)
Write-off of deferred financing costs	(0.1)
Loss on 4 1/16% Debentures repurchased	$(5.0)
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

Interest Income:

	Year Ended			Year Ended
	2014	2013	Change*	2013	2012	Change**
	(In millions)
Interest income:	$0.1	$0.2	$(0.1)	$0.2	$0.6	$(0.4)
 * Primary reason for change. Interest income was essentially unchanged for the periods presented.
Interest Expense:

	Year Ended			Year Ended
	2014	2013	Change*	2013	2012	Change**
	(In millions)
Interest expense:	$52.7	$48.7	$4.0	$48.7	$22.3	$26.4
Components of interest expense:
Contractual interest and other	49.1	44.2	4.9	44.2	19.4	24.8
Amortization of deferred financing costs	3.6	4.5	(0.9)	4.5	2.9	1.6
Interest expense	$52.7	$48.7	$4.0	$48.7	$22.3	$26.4
* Primary reason for change. The increase in interest expense was primarily due to (i) two additional months in fiscal 2014 of interest expense associated with the issuance of the 7 1/8% Notes and (ii) the issuance of $89.0 million under the subordinated delayed draw term loan facility in fiscal 2014. The increase in interest expense was partially offset by the 4 1/16% Debentures repurchased during fiscal 2014.
**  Primary reason for change. The increase in interest expense was primarily due to the issuance of the 7 1/8% Notes in January 2013 related to the acquisition of the Rocketdyne Business.
Income Tax Provision:

	Year Ended
	2014	2013	2012
	(In millions)
Income tax provision (benefit)	$12.9	$(193.9)	$18.9
The following table shows the reconciling items between the income tax provision (benefit) using the federal statutory rate and our reported income tax provision (benefit).

	Year Ended
	2014	2013	2012
	(In millions)
Statutory U.S. federal income tax rate	$(13.8)	$(9.2)	$4.6
State and local income taxes, net of U.S. federal income tax effect	3.7	(1.9)	2.7
Changes in state income tax rates	(0.2)	(7.7)	—
Reserve adjustments	(0.3)	1.5	2.8
Valuation allowance adjustments	0.1	(178.4)	13.0
Rescindable common stock interest and realized losses (gains)	0.3	(0.4)	0.2
Non-deductible convertible subordinated notes interest	2.3	2.8	2.8
Non-deductible premiums on repurchase of convertible subordinated notes	21.1	1.7	—
Deferred net operating loss to additional paid in capital	—	—	3.1
Research credits	1.3	(1.2)	(10.0)
Retroactive change in federal tax law	—	(1.4)	—
Benefit of manufacturing deductions	(1.9)	—	(1.3)
Other, net	0.3	0.3	1.0
Income tax provision (benefit)	$12.9	$(193.9)	$18.9

In fiscal 2014, our effective tax rate was an income tax expense of 32.7% on a pre-tax loss from continuing operations of $39.4 million. Our effective tax rate differed from the 35% statutory federal income tax rate due largely to the non-deductible premiums paid upon the redemption of portions of the convertible debt, state income taxes, impacts from the final Research and Development ("R&D") credit study, the benefit related to manufacturing deductions, and certain non-deductible interest expense.
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
The carrying value of our deferred tax assets is dependent on our ability to generate sufficient taxable income in the future. We need $439.5 million in pre-tax income and $401.1 million in other comprehensive income to realize the net deferred tax assets as of November 30, 2014. We project that future taxable income will increase as a result of increased income from continuing operations resulting from improved contract profit margins related to the Rocketdyne acquisition integration and improved margins beginning in fiscal 2015 due to anticipated contributions to our tax qualified defined benefit pension plan, which are recoverable through our U.S. government contracts.  These increases in income from continuing operations will be partially offset by book to tax adjustments, primarily related to retirement benefit plan payments, state tax deductions, and our manufacturing deductions.
The timing of recording or releasing a valuation allowance requires significant management judgment. The amount of the valuation allowance released by us represents a portion of deferred tax assets that was deemed more-likely-than-not that we will realize the benefits based on the analysis in which the positive evidence outweighed the negative evidence.
 A valuation allowance is required when it is more-likely-than-not that all or a portion of deferred tax assets may not be realized. Establishment and removal of a valuation allowance requires management to consider all positive and negative evidence and make a judgmental decision regarding the amount of valuation allowance required as of a reporting date. The weight given to the evidence is commensurate with the extent to which it can be objectively verified. In the evaluation as of November 30, 2014 and 2013, management has considered all available evidence, both positive and negative, including but not limited to the following:
Positive evidence

•	The three year comprehensive cumulative income position exclusive of other comprehensive income impact or non-recurring charges;

•
The improved operating results when combined with that of the Rocketdyne Business, continued growth in contract backlog, and the anticipated impact of the Rocketdyne Business financial results on our forecasted financial performance;

•	Our recent history of generating taxable income which has allowed for the utilization of tax credit carryforwards, and the expected taxable income position for the current year;

•	Favorable trends with respect to Congressional action regarding the easing of sequestration from the Bipartisan Budget Act of 2013; and

•	Favorable trends with respect to the market value of certain real estate assets.
Negative evidence

•	Our exposure to environmental remediation obligations and the related uncertainty as to the ultimate exposure upon settlement;

•	The significance of our defined benefit pension obligation and related impact it could have in future years;

•	The additional indebtedness incurred in fiscal 2013 related to the acquisition of the Rocketdyne Business that continues to generate interest expense; and

•	The three year comprehensive cumulative loss position as of the end of fiscal 2014.
During fiscal 2013, we concluded the positive evidence supporting the release of the valuation allowance previously recorded against substantially all of our net deferred tax assets outweighed the negative evidence supporting retention of the reserve. The evidence included the improved expected operating profits as a result of the Rocketdyne Business acquisition in the third quarter of fiscal 2013 and significant improvements surrounding the measurement of our defined benefit pension plan liability as of November 30, 2013. Accordingly, the valuation allowance that relates to expected future operating income was released in the third quarter of fiscal 2013 and allocated to continuing operations. The valuation allowance that was related to the gain in other comprehensive income, due to significant improvements surrounding the measurement of our defined benefit pension plan liability, was released through other comprehensive income in the fourth quarter of fiscal 2013 when the defined benefit pension plan gain was recognized. During fiscal 2014, we continued to evaluate the need for a valuation allowance and have concluded in each quarter, including year end, that the amount of valuation allowance currently recorded was appropriate.

We will continue to evaluate the ability to realize our net deferred tax assets and the remaining valuation allowance on a quarterly basis.
The Tax Increase Prevention Act of 2014 passed in December 2014, retroactively reinstating the federal R&D credit and “bonus” depreciation. As a result, we expect to record an estimated benefit to our income tax expense in the first quarter of fiscal 2015 of approximately $1.6 million related to the R&D credit. The impact of the additional tax depreciation will reduce our income taxes payable and long-term deferred tax assets by approximately $6.6 million.
Discontinued Operations:
On August 31, 2004, we completed the sale of our GDX Automotive (“GDX”) business. On November 30, 2005, we completed the sale of the Fine Chemicals business. During fiscal 2014 and 2013, the loss before income taxes from discontinued operations was primarily due to liabilities associated with our former Fine Chemicals business divestiture. During fiscal 2012, we released a $3.8 million loss contingency reserve for discharged employee claims related to our former GDX business and we recorded a charge of $1.0 million for environmental obligations related to our former Fine Chemicals business.
Summarized financial information for discontinued operations is set forth below:

	Year Ended
	2014	2013	2012
	(In millions)
Net sales	$—	$—	$—
(Loss) income before income taxes	(1.2)	(0.9)	2.6
Income tax benefit	0.5	1.1	0.5
Net (loss) income from discontinued operations	(0.7)	0.2	3.1
Retirement Benefit Plans:
Components of retirement benefit expense are:

	Year Ended
	2014	2013	2012
	(In millions)
Service cost	$8.9	$6.4	$4.6
Interest cost on benefit obligation	69.6	63.4	76.8
Assumed return on plan assets	(92.9)	(96.4)	(99.2)
Amortization of prior service credits	(0.9)	(0.9)	(0.1)
Amortization of net losses	50.9	92.5	58.9
	$35.6	$65.0	$41.0
The decrease in retirement benefit expense in fiscal 2014 compared to fiscal 2013 was primarily due to lower actuarial losses recognized in fiscal 2014 compared to fiscal 2013. The decrease in actuarial losses was primarily the result of better than expected investment returns on pension plan assets and an increase in the discount rate due to higher market interest rates used to determine our retirement benefit plans' obligations.  Actual rate of return on pension plan assets was 12.5% in fiscal 2013 compared to an assumed rate of 8% in fiscal 2013. The discount rate was 4.54% as of November 30, 2013 compared to 3.68% as of November 30, 2012.
We estimate that our non-cash retirement benefit expense will be approximately $67 million in fiscal 2015 compared to $35.6 million in fiscal 2014. The increase is primarily due to higher actuarial losses arising from the November 30, 2014 measurement associated with the updated mortality assumption and a decrease in the discount rate used to determine our retirement benefit plans' obligations at November 30, 2014. The discount rate was 3.96% as of November 30, 2014 compared to 4.54% as of November 30, 2013.
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
Additionally, we sponsor a defined contribution 401(k) plan and participation in the plan is available to substantially all employees. Our contributions to the 401(k) plan were $24.4 million in fiscal 2014, $14.7 million in fiscal 2013, and $10.8 million in fiscal 2012. The cost is recoverable through our overhead rates on our U.S. government contracts.
Operating Segment Information:
We evaluate our operating segments based on several factors, of which the primary financial measure is segment performance. Segment performance, which is a non-GAAP financial measure, represents net sales from continuing operations less applicable costs, expenses and provisions for unusual items relating to the segment. Excluded from segment performance are: corporate income and expenses, interest expense, interest income, income taxes, legacy income or expenses, and unusual items not related to the segment. We believe that segment performance provides information useful to investors in understanding our underlying operational performance. In addition, we provide the Non-GAAP financial measure of our operational performance called segment performance before environmental remediation provision adjustments, retirement benefit expense, Rocketdyne purchase accounting adjustments, and unusual items. We believe the exclusion of the items listed above permits an evaluation and a comparison of results for ongoing business operations, and it is on this basis that management internally assesses operational performance.
Aerospace and Defense Segment

	Year Ended			Year Ended
	2014	2013	Change*	2013	2012	Change**
	(In millions, except percentage amounts)
Net sales	$1,591.2	$1,377.4	$213.8	$1,377.4	$986.1	$391.3
Segment performance (Non-GAAP measure)	107.1	97.2	9.9	97.2	84.5	12.7
Segment margin (Non-GAAP measure)	6.7%	7.1%		7.1%	8.6%
Segment margin before environmental remediation provision adjustments, retirement benefit expense, Rocketdyne purchase accounting adjustments, and unusual items (Non-GAAP measure)	10.7%	12.0%		12.0%	11.7%
Components of segment performance:
Aerospace and Defense	$170.0	$165.1	$4.9	$165.1	$115.5	$49.6
Environmental remediation provision adjustments	(8.8)	(4.6)	(4.2)	(4.6)	(11.4)	6.8
Retirement benefit expense	(24.5)	(44.2)	19.7	(44.2)	(18.9)	(25.3)
Unusual items	(0.9)	(1.6)	0.7	(1.6)	(0.7)	(0.9)
Rocketdyne purchase accounting adjustments not allocable to our U.S. government contracts:
Amortization of the Rocketdyne Business’ intangible assets	(12.0)	(5.0)	(7.0)	(5.0)	—	(5.0)
Depreciation associated with the step-up in the fair value of the Rocketdyne Business’ tangible assets	(13.5)	(10.3)	(3.2)	(10.3)	—	(10.3)
Cost of sales associated with the step-up in the fair value of the Rocketdyne Business’ inventory	(3.2)	(2.2)	(1.0)	(2.2)	—	(2.2)
Aerospace and Defense total	$107.1	$97.2	$9.9	$97.2	$84.5	$12.7

* Primary reason for change. The increase in net sales was primarily due to an increase of $360.0 million of net sales from the acquired Rocketdyne Business. Fiscal 2014 and 2013 results include 12 months and 5 1/2 months, respectively, of the acquired Rocketdyne Business. The increase in net sales also included increased deliveries on the Atlas V, THAAD, and Orion programs totaling $71.9 million. The increase in net sales was partially offset by (i) a decrease of $113.9 million in the various Standard Missile contracts primarily from the transitioning of the Standard Missile-3 Block IB contract from development activities to low-rate initial production, decreased development activities for the TDACS for the Standard Missile-3 Block IIA contract, and the cessation of deliveries on the Standard Missile-1 Regrain contract in fiscal 2014 as a result of contract completion; (ii) an additional week of operations in the first quarter of fiscal 2013 resulting in $27.8 million in net sales; (iii) a decrease of $21.7 million as a result of the completion of the T3 IIA and IIB contracts as the program enters the next development phase; (iv) a decrease of $26.4 million from lower deliveries and changes in the estimated measurement of progress toward completion on the Antares program; and (v) a decrease of $24.6 million as a result of lower deliveries on the GEM-T program. See net sales information below:

	Year Ended
	2014	2013	Change
	(In millions)
Aerojet
Standard Missile	$192.7	$306.6	$(113.9)
Atlas V	114.3	95.4	18.9
Antares	7.9	34.3	(26.4)
Orion	43.1	17.8	25.3
GEM-T	0.6	25.2	(24.6)
THAAD	69.4	41.7	27.7
T3 IIA and IIB	18.2	39.9	(21.7)
Extra week of sales in fiscal 2013	—	27.8	(27.8)
All other Aerojet programs	465.6	469.3	(3.7)
Rocketdyne (1)	679.4	319.4	360.0
	$1,591.2	$1,377.4	$213.8
______
(1) Includes net sales beginning June 14, 2013 from the Rocketdyne Business (acquisition date).

The decrease in the segment margin before environmental remediation provision adjustments, retirement benefit expense, Rocketdyne purchase accounting adjustments, and unusual items in fiscal 2014 compared to fiscal 2013, was primarily due to $23.6 million, 1.5% of net sales, of cost growth on the Antares AJ-26 program, including the cost to repair or replace engines as necessary in light of the previously reported engine test failures, an associated increase in hardware inspections and corrective actions on remaining engines, costs to repair the damaged test stand, and costs resulting from delayed deliveries.
** Primary reason for change.    The increase in net sales was primarily due to the following: (i) sales from the Rocketdyne Business contributed $319.4 million of net sales from the acquisition date of June 14, 2013; (ii) an increase of $53.7 million in the various Standard Missile programs primarily from increased development activities for the TDACS for the Standard Missile-3 Block IIA program and increased deliveries on the Standard Missile-1 Regrain program; and (iii) increased deliveries on the Atlas V program generating additional sales of $21.0 million. The increase in net sales was partially offset by a reduction of $16.1 million on the BLU-129B composite case program due to completion of the contract in fiscal 2012 and the timing of the follow-on BLU-129B contract which is valued at $16.0 million.
Our fiscal year ends on November 30 of each year. The fiscal year of our subsidiary, Aerojet Rocketdyne, ends on the last Saturday of November. As a result of the 2013 calendar, Aerojet Rocketdyne had 53 weeks of operations in fiscal 2013 compared to 52 weeks of operations in fiscal 2014 and 2012. The additional week of operations, which occurred in the first quarter of fiscal 2013, accounted for $27.8 million in additional net sales.
Segment margin before environmental remediation provision adjustments, retirement benefit expense, Rocketdyne purchase accounting adjustments, and unusual items in fiscal 2013 compared to fiscal 2012 was essentially unchanged.
A summary of our backlog is as follows:

	November 30, 2014	November 30, 2013
	(In billions)
Funded backlog	$2.2	$1.7
Unfunded backlog	0.9	0.8
Total contract backlog	$3.1	$2.5

The increase in contract backlog from November 30, 2013 is primarily due to the receipt of large, multi-year awards on several programs including RS-68, RS-27, Atlas V, and THAAD.
Total backlog includes both funded backlog (unfilled orders for which funding is authorized, appropriated and contractually obligated by the customer) and unfunded backlog (firm orders for which funding has not been appropriated). Indefinite delivery and quantity contracts and unexercised options are not reported in total backlog. Backlog is subject to funding delays or program restructurings/cancellations which are beyond our control. Of our November 30, 2014 total contract backlog, approximately 48%, or approximately $1.5 billion, is expected to be filled within one year.
Real Estate Segment

	Year Ended			Year Ended
	2014	2013	Change*	2013	2012	Change*
	(In millions)
Net sales	$6.2	$5.7	$0.5	$5.7	$8.8	$(3.1)
Segment performance	4.2	3.8	0.4	3.8	3.7	0.1
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

	Year Ended
	2014	2013	2012
	(In millions)
(Loss) income from continuing operations before income taxes	$(39.4)	$(26.2)	$13.2
Interest expense	52.7	48.7	22.3
Interest income	(0.1)	(0.2)	(0.6)
Depreciation and amortization	63.7	43.8	22.3
Retirement benefit expense	35.6	65.0	41.0
Unusual items	61.7	24.5	12.7
Adjusted EBITDAP	$174.2	$155.6	$110.9
Adjusted EBITDAP as a percentage of net sales	10.9%	11.3%	11.1%
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

	Year ended
	2014	2013	2012
	(In millions)
Cash provided by operating activities	$150.4	$77.6	$86.2
Capital expenditures	(43.4)	(63.2)	(37.2)
Free cash flow(1)	$107.0	$14.4	$49.0
 _________

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

	November 30, 2014	November 30, 2013
	(In millions)
Debt principal	$782.2	$699.2
Cash and cash equivalents	(265.9)	(197.6)
Net debt	$516.3	$501.6
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
In addition to the costs associated with environmental remediation discussed above, we incur expenditures for recurring costs associated with managing hazardous substances or pollutants in ongoing operations which totaled $7.1 million in fiscal 2014, $4.9 million in fiscal 2013, and $6.3 million in fiscal 2012.
A summary of our recoverable amounts, environmental reserves, and range of liability, as of November 30, 2014 is presented below:

	Recoverable Amount (1)	Reserve	Estimated Range of Liability
	(In millions)
Aerojet Rocketdyne - Sacramento	$84.1	$130.4	$130.4 - $211.3
Aerojet Rocketdyne - BPOU	14.0	21.7	21.7 - 35.6
Other Aerojet Rocketdyne sites	7.8	8.1	8.1 - 20.0
Other sites	0.7	5.8	5.8 - 8.0
Total	$106.6	$166.0	$166.0 - $274.9
 ________

(1)
Excludes the long-term receivable from Northrop of $74.8 million as of November 30, 2014 related to environmental costs already paid (and therefore not reserved) by the Company in prior years that are expected to be reimbursed by Northrop.

Reserves
We review on a quarterly basis estimated future remediation costs that could be incurred over the contractual term or the next fifteen years of the expected remediation. These liabilities have not been discounted to their present value as the timing of cash payments is not fixed or reliably determinable. We have an established practice of estimating environmental remediation costs over a fifteen year period, except for those environmental remediation costs with a specific contractual term. With respect to the BPOU site, our estimates of anticipated environmental remediation costs only extend through the term of the project agreement for such site, which expires in 2017, since we cannot yet estimate the future cost due to the uncertainty of project definition, participation and approval by numerous third parties and the regulatory agencies, and the length of a project agreement. Therefore, no reserve has been accrued for this site for the period after the expiration of the project agreement and we will reevaluate the environmental reserves related to the BPOU site once the terms of a new agreement related to the site are available and we are able to reasonably estimate the related environmental remediation costs. At that time, the amount of reserves accrued following such reevaluation may be significant. As the period for which estimated environmental remediation costs increase, the reliability of such estimates decrease. These estimates consider the investigative work and analysis of engineers, outside environmental consultants, and the advice of legal staff regarding the status and anticipated results of various administrative and legal proceedings. In most cases, only a range of reasonably possible costs can be estimated. In establishing our reserves, the most probable estimate is used when determinable; otherwise, the minimum amount is used when no single amount in the range is more probable. Accordingly, such estimates can change as we periodically evaluate and revise such estimates as new information becomes available. We cannot predict whether new information gained as projects progress will affect the estimated liability accrued. The timing of payment for estimated future environmental costs is influenced by a number of factors such as the regulatory approval process and the time required to design, construct, and implement the remedy.
A summary of our environmental reserve activity is shown below:

	Aerojet Rocketdyne- Sacramento	Aerojet Rocketdyne- BPOU	Other Aerojet Rocketdyne Sites	Total Aerojet Rocketdyne	Other	Total Environmental Reserve
	(In millions)
November 30, 2011	$130.7	$38.6	$12.1	$181.4	$9.2	$190.6
Additions	24.5	5.9	3.8	34.2	0.5	34.7
Expenditures	(14.7)	(13.3)	(5.1)	(33.1)	(2.7)	(35.8)
November 30, 2012	140.5	31.2	10.8	182.5	7.0	189.5
Additions	9.8	5.1	0.1	15.0	3.8	18.8
Expenditures	(22.3)	(9.4)	(2.7)	(34.4)	(2.6)	(37.0)
November 30, 2013	128.0	26.9	8.2	163.1	8.2	171.3
Additions	24.0	4.5	3.3	31.8	1.9	33.7
Expenditures	(21.6)	(9.7)	(3.4)	(34.7)	(4.3)	(39.0)
November 30, 2014	$130.4	$21.7	$8.1	$160.2	$5.8	$166.0
The $33.7 million of environmental reserve additions in fiscal 2014 was primarily due to the following items: (i) $8.1 million of additional operations and maintenance for treatment facilities; (ii) $5.8 million associated with annual detailed review estimate updates; (iii) $4.0 million associated with water replacement; (iv) $3.0 million of remediation related to operable treatment units; (v) $1.5 million of additional estimated costs related to the Camden, Arkansas site; and (vi) $11.3 million related to other environmental clean-up matters.
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

Pre-Close Environmental Costs	$20.0
Amount spent through November 30, 2014	(17.4)
Amount included as a component of reserves for environmental remediation costs in the consolidated balance sheet as of November 30, 2014	(2.6)
Remaining Pre-Close Environmental Costs	$—
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
Pursuant to the Northrop Agreement, environmental expenditures to be reimbursed are subject to annual limitations and the total reimbursements are limited to a ceiling of $189.7 million. A summary of the Northrop Agreement activity is shown below (in millions):

Total reimbursable costs under the Northrop Agreement	$189.7
Amount reimbursed to the Company through November 30, 2014	(107.2)
Potential future cost reimbursements available (1)	82.5
Long-term receivable from Northrop in excess of the annual limitation included in the consolidated balance sheet as of November 30, 2014	(74.8)
Amounts recoverable from Northrop in future periods included as a component of recoverable from the U.S. government and other third parties for environmental remediation costs in the consolidated balance sheet as of November 30, 2014	(7.7)
Potential future recoverable amounts available under the Northrop Agreement	$—
 _______

(1)	Includes the short-term receivable from Northrop of $6.0 million as of November 30, 2014.
Our applicable cost estimates reached the cumulative limitation under the Northrop Agreement during the third quarter of fiscal 2010. We have expensed $30.5 million of environmental remediation provision adjustments above the cumulative limitation under the Northrop Agreement through November 30, 2014. Accordingly, subsequent to the third quarter of fiscal 2010, we have incurred a higher percentage of expense related to additions to the Sacramento site and BPOU site environmental reserve until, and if, an arrangement is reached with the U.S. government. While we are currently seeking an arrangement with the U.S. government to recover environmental expenditures in excess of the reimbursement ceiling identified in the Northrop Agreement, there can be no assurances that such a recovery will be obtained, or if not obtained, that such unreimbursed environmental expenditures will not have a materially adverse effect on our operating results, financial condition, and/or cash flows.
A summary of the current and non-current recoverable amounts from Northrop and the U.S. government is shown below:

	Recoverable Environmental Remediation - U.S. Government	Recoverable Environmental Remediation - Northrop (1)	Total Recoverable - U.S. Government and Northrop
	(In millions)
November 30, 2011	$111.2	$98.8	$210.0
Additions	21.7	—	21.7
Reimbursements	(22.7)	(7.0)	(29.7)
Other adjustments	1.3	(0.8)	0.5
Change in Northrop noncurrent receivable (see discussion above)	—	3.0	3.0
November 30, 2012	111.5	94.0	205.5
Additions	8.7	—	8.7
Reimbursements	(22.6)	(7.9)	(30.5)
Other adjustments	1.6	(0.9)	0.7
Change in Northrop noncurrent receivable (see discussion above)	—	2.7	2.7
November 30, 2013	99.2	87.9	187.1
Additions	21.4	—	21.4
Reimbursements	(23.2)	(7.8)	(31.0)
Other adjustments	1.7	(0.6)	1.1
Change in Northrop noncurrent receivable (see discussion above)	—	2.8	2.8
November 30, 2014	$99.1	$82.3	$181.4
______
(1) Excludes amounts recoverable from Northrop associated with legal settlements. The amounts recoverable from Northrop for legal settlements totaled $0.2 million and $0.6 million as of November 30, 2014 and 2013, respectively. In the aggregate, amounts recoverable from Northrop totaled $82.5 million and $88.5 million at November 30, 2014 and 2013, respectively.
Fiscal 2014 Activity
Fiscal 2014 additions - The $21.4 million of additions to the environmental recoverable asset was primarily due to the following items: (i) $5.1 million of additional operations and maintenance for treatment facilities; (ii) $3.7 million associated with annual detailed review estimate updates; (iii) $2.5 million associated with water replacement; (iv) $1.9 million of remediation related to operable treatment units; (v) $1.5 million of additional estimated costs related to the Camden, Arkansas site; and (vi) $6.7 million related to other environmental clean-up matters.
Fiscal 2014 reimbursements -The $31.0 million of environmental expenditures that were reimbursed related to the following items: (i) $12.6 million for operations and maintenance of treatment facilities; (ii) $8.1 million of remediation related to operable treatment units; (iii) $2.7 million associated with test sampling and analysis; (iv) $1.7 million of additional estimated costs related to the Camden, Arkansas site; (v) $1.3 million associated with water supply replacement; and (vi) $4.6 million related to other environmental clean-up matters.
Fiscal 2013 Activity
Fiscal 2013 additions - The $8.7 million of additions to the environmental recoverable asset was primarily due to the following items: (i) $3.9 million of additional operations and maintenance for treatment facilities; (ii) $2.6 million of remediation related to operable treatment units; (iii) $0.9 million associated with water replacement; and (iv) $1.3 million related to other environmental clean-up matters.
Fiscal 2013 reimbursements - The $30.5 million of environmental expenditures that were reimbursed related to the following items: (i) $11.5 million for operations and maintenance of treatment facilities; (ii) $9.3 million of remediation related to operable treatment units; (iii) $2.1 million associated with water supply replacement; (iv) $1.6 million of additional estimated costs related to the Camden, Arkansas site; and (v) $6.0 million related to other environmental clean-up matters.

Fiscal 2012 Activity
Fiscal 2012 additions - The $21.7 million of additions to the environmental recoverable asset was primarily due to the following items: (i) $9.0 million of additional operations and maintenance for treatment facilities; (ii) $4.3 million of remediation related to operable treatment units; (iii) $3.3 million of additional estimated costs related to the Camden, Arkansas site; (iv) $0.8 million associated with water replacement; and (v) $4.3 million related to other environmental clean-up matters.
Fiscal 2012 reimbursements - The $29.7 million of environmental expenditures that were reimbursed related to the following items: (i) $14.7 million for operations and maintenance of treatment facilities; (ii) $7.1 million of remediation related to operable treatment units; (iii) $1.8 million of additional estimated costs related to the Camden, Arkansas site; (iv) $1.3 million associated with water supply replacement; and (v) $4.8 million related to other environmental clean-up matters.
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

	Year Ended
	2014	2013	2012
	(In millions)
Estimated recoverable amounts under U.S. government contracts	$22.9	$10.4	$23.1
Charge to consolidated statement of operations	10.8	8.4	11.6
Total environmental reserve additions	$33.7	$18.8	$34.7
Adoption of New Accounting Principle
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
In April 2014, the FASB issued authoritative guidance which specifies that only disposals, such as a disposal of a major line of business, representing a strategic shift in operations should be presented as discontinued operations. In addition, the new guidance requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income, and expenses of discontinued operations. We adopted this guidance in the fourth quarter of fiscal 2014. An entity should not apply the amendments in this new guidance to a component of an entity that is classified as held for sale before the effective date even if the component of an entity is disposed of after the effective date. As the accounting standard only impacted presentation, the new standard did not have an impact on our financial position, results of operations, or cash flows.
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

	Year Ended
	2014	2013	2012
	(In millions)
Net Cash Provided by Operating Activities	$150.4	$77.6	$86.2
Net Cash Used in Investing Activities	(35.7)	(474.9)	(36.6)
Net Cash (Used in) Provided by Financing Activities	(46.4)	432.8	(75.5)
Net Increase (Decrease) in Cash and Cash Equivalents	$68.3	$35.5	$(25.9)
Net Cash Provided by Operating Activities
The $150.4 million of cash provided by operating activities in fiscal 2014 was primarily the result of loss from continuing operations before income taxes adjusted for non-cash items which generated $125.2 million. In addition, we generated $62.3 million from working capital (defined as accounts receivables, inventories, other current assets, accounts payable, contract advances, real estate activities, and other liabilities excluding income taxes payable). The cash generated from working capital was primarily due to an increase of $94.1 million in cash advances on long-term contracts. This amount was partially offset by the cash used of $29.9 million for the Rocketdyne Business integration activities. In addition, we paid $4.9 million for income taxes, net in fiscal 2014.
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
The $86.2 million of cash provided by operating activities in fiscal 2012 was primarily the result of the net loss adjusted for non-cash items which generated $64.1 million of cash and an increase of $22.3 million in accounts payable which was primarily due to the timing of payments.
Net Cash Used In Investing Activities
During fiscal 2014, 2013 and 2012, we had capital expenditures of $43.4 million, $63.2 million and $37.2 million, respectively. During fiscal 2013 and 2012, the capital expenditures total included $16.4 million and $14.9 million, respectively, related to our ERP implementation. Additionally in fiscal 2014 and 2013, capital expenditures total included $11.3 million and $25.4 million, respectively, related to consolidating the Rocketdyne Business facilities.
During fiscal 2014, we received $0.2 million for a purchase price adjustment for the Rocketdyne Business and we generated proceeds of $7.5 million from the sale of non-core technology. During fiscal 2013, we purchased the Rocketdyne Business for $411.2 million (see Note 4 in Notes to Consolidated Financial Statements.) During fiscal 2012, we generated proceeds of $0.6 million from the sale of a property.
Net Cash (Used in) Provided by Financing Activities
During fiscal 2014, we repurchased 3.5 million of our common shares at a cost of $64.5 million. We also issued $189.0 million of debt and had $166.3 million in debt cash payments (see below). In addition, we incurred $4.2 million of debt issuance costs.
During fiscal 2013, we issued $460.0 million of debt and had $12.8 million in cash payments of debt (see below). In addition, we incurred $14.9 million of debt issuance costs.
During fiscal 2012, we had $77.7 million in debt repayments. In addition, other financing activities provided $2.2 million of cash.
Debt Activity and Covenants
Our debt activity during fiscal 2014 was as follows:

	November 30, 2013	Additions	Cash Payments	Non-cash Activity	November 30, 2014
	(In millions)
Term loan	$45.0	$100.0	$(46.2)	$—	$98.8
7 1/8% Notes	460.0	—	—	—	460.0
4 1/16% Debentures	193.2	—	(119.9)	60.3	133.6
2 1/4% Convertible Subordinated Debentures	0.2	—	—	—	0.2
Delayed draw term loan	—	89.0	—	—	89.0
Other debt	0.8	—	(0.2)	—	0.6
Total Debt and Borrowing Activity	$699.2	$189.0	$(166.3)	$60.3	$782.2

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

Financial Covenant	Actual Ratios as of November 30, 2014	Required Ratios
Interest coverage ratio, as defined under the Senior Credit Facility	3.57 to 1.00	Not less than: 2.40 to 1.00
Leverage ratio, as defined under the Senior Credit Facility	3.53 to 1.00	Not greater than: 4.50 to 1.00
We were in compliance with our financial and non-financial covenants as of November 30, 2014.
Outlook
Short-term liquidity requirements consist primarily of recurring operating expenses, including but not limited to costs related to our capital and environmental expenditures, integration costs of the Rocketdyne Business, debt service requirements, and retirement benefit plans. We believe that our existing cash and cash equivalents and existing credit facilities will provide sufficient funds to meet our operating plan for the next twelve months. The operating plan for this period provides for full operation of our businesses, and interest and principal payments on our debt. As of November 30, 2014, we had $164.2 million of available borrowings under our Senior Credit Facility and Subordinated Credit Facility. Based on our existing debt agreements, we were in compliance with our financial and non-financial covenants as of November 30, 2014. Our failure to comply with these covenants could result in an event of default that, if not cured or waived, could result in the acceleration of the Senior Credit Facility, the Subordinated Credit Facility, the 7 1/8% Notes, and the 4 1/16% Debentures. In addition, our failure to pay principal and interest when due is a default under the Senior Credit Facility, and in certain cases, would cause cross defaults on the Subordinated Credit Facility, 7 1/8% Notes and 4 1/16% Debentures.
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
As disclosed in Note 8(e) of the Notes to Consolidated Financial Statements, we have a $55.0 million commitment associated with the pending future acquisition of UTC’s 50% ownership interest of RD Amross.
As disclosed in Notes 8(b) and 8(c) of the Notes to Consolidated Financial Statements, we have exposure for certain legal and environmental matters. We believe that it is currently not possible to estimate the impact, if any, that the ultimate resolution of certain of these matters will have on our financial position, results of operations, or cash flows.

Major factors that could adversely impact our forecasted operating cash flows and our financial condition are described in Part I, Item 1A. Risk Factors. In addition, our liquidity and financial condition will continue to be affected by changes in prevailing interest rates on the portion of debt that bears interest at variable interest rates.
 Contractual Obligations
We have contractual obligations and commitments in the form of debt obligations, operating leases, certain other liabilities, and purchase commitments. The following table summarizes our contractual obligations as of November 30, 2014:

	Payments due by Period
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
	(In millions)
Contractual Obligations:
Long-term debt:
Senior debt	$98.8	$5.0	$10.0	$83.8	$—
Senior secured notes	460.0	—	—	—	460.0
Convertible subordinated notes (1)	133.8	133.6	—	0.2	—
Other debt	89.6	0.3	0.3	—	89.0
Interest on long-term debt (2)	291.5	48.4	91.6	88.9	62.6
Postretirement medical and life insurance benefits (3)	50.2	6.4	12.1	10.8	20.9
Operating leases	105.2	19.2	29.7	20.5	35.8
Conditional asset retirement obligations (4)	24.4	—	—	3.5	20.9
Liabilities associated with legal settlements	0.6	0.6	—	—	—
Total	$1,254.1	$213.5	$143.7	$207.7	$689.2
________

(1)
Includes our 4 1/16% Debentures debt obligation. With respect to the 4 1/16% Debentures holders option to require us to repurchase all of the outstanding 4 1/16% Debentures, or any portion thereof that is a multiple of $1,000 principal amount, on December 31, 2014 ("2014 Put Rights"), we have the unilateral option to pay the 4 1/16% Debentures holders in shares of our common stock and have the intent and ability to settle the 2014 Put Rights in shares of our common stock rather than the use of our current assets or short term funding as of November 30, 2014. As of November 30, 2014, we had $133.6 million outstanding principal of our 4 1/16% Debentures, convertible into 14.8 million of shares of our common stock. As of December 31, 2014, none of the holders of the 4 1/16% Debentures surrendered their 4 1/16% Debentures for repurchase prior to the expiration of the optional repurchase date of December 31, 2014. See January 2015 activity related to our 4 1/16% Debentures in Note 16 in Notes to Consolidated Financial Statements.

(2)	Includes interest on variable debt calculated based on interest rates at November 30, 2014.

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

(4)
The conditional asset retirement obligations presented are related to our Aerospace and Defense segment, and certain of these future obligations are allowable costs under our contracts with the U.S. government.

As of November 30, 2014, the liability for uncertain income tax positions was $6.2 million. Due to the uncertainty regarding the timing of potential future cash flows associated with these liabilities, we are unable to make a reasonably reliable estimate of the amount and period in which these liabilities might be paid.
We may be required to make significant cash contributions in the future to fund our defined benefit pension plan, a portion of which we may not be able to immediately recover from our U.S. government contracts.
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

Arrangements with Off-Balance Sheet Risk
As of November 30, 2014, arrangements with off-balance sheet risk consisted of:

•
$46.8 million in outstanding commercial letters of credit expiring through October 2015, the majority of which may be renewed, primarily to collateralize obligations for environmental remediation and insurance coverage.

•	$43.9 million in outstanding surety bonds to primarily satisfy indemnification obligations for environmental remediation coverage.

•	Up to $120.0 million aggregate in guarantees by GenCorp of Aerojet Rocketdyne’s obligations to U.S. government agencies for environmental remediation activities.

•	$55.0 million related to the pending future acquisition of UTC’s 50% ownership interest of RD Amross.

•	Guarantees, jointly and severally, by our material domestic subsidiaries of their obligations under our Senior Credit Facility and 7 1/8% Notes.
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
For a discussion of all of our accounting policies, including the accounting policies discussed below, see Note 1 of the Notes to Consolidated Financial Statements.
Revenue Recognition
In our Aerospace and Defense segment, recognition of profit on long-term contracts requires the use of assumptions and estimates related to the contract value or total contract revenue, the total cost at completion and the measurement of progress towards completion. Due to the nature of the programs, developing the estimated total cost at completion requires the use of significant judgment. Estimates are continually evaluated as work progresses and are revised as necessary. Factors that must be considered in estimating the work to be completed include labor productivity, the nature and technical complexity of the work to be performed, availability and cost volatility of materials, subcontractor and vendor performance, warranty costs, volume assumptions, anticipated labor agreements and inflationary trends, schedule and performance delays, availability of funding from the customer, and the recoverability of costs incurred outside the original contract included in any estimates to complete. We review contract performance and cost estimates for some contracts at least monthly and for others at least quarterly and more frequently when circumstances significantly change. When a change in estimate is determined to have an impact on contract profit, we will record a positive or negative adjustment to the statement of operations. Changes in estimates and assumptions related to the status of certain long-term contracts may have a material effect on our operating results. The following table summarizes the impact from changes in estimates and assumptions on the statement of operations on key contracts, representing 75% of our net sales over the last three fiscal years, accounted for under the percentage-of-completion method of accounting:

	Year Ended
	2014	2013	2012
	(In millions, except per share amounts)
(Unfavorable) favorable effect of the changes in contract estimates on loss from continuing operations before income taxes	$(7.7)	$18.4	$8.9
(Unfavorable) favorable effect of the changes in contract estimates on net (loss) income	(4.6)	10.8	5.3
(Unfavorable) favorable effect of the changes in contract estimates on basic net (loss) income per share	(0.08)	0.18	0.09
(Unfavorable) favorable effect of the changes in contract estimates on diluted net (loss) income per share	(0.08)	0.13	0.09
The fiscal 2014 unfavorable changes in contract estimates were primarily driven by unanticipated inefficiencies and cost growth on the Antares AJ-26 program and higher overhead costs. The fiscal 2013 favorable changes in contract estimates was primarily driven by better than expected performance on tactical systems programs due to manufacturing efficiencies and lower overhead costs. The improvements in fiscal 2013 were offset by unexpected cost growth on the Antares AJ-26 program. The fiscal 2012 favorable changes in contract estimates were primarily driven by better than expected performance on the Atlas V program and several tactical systems programs due to manufacturing efficiencies and lower overhead costs. These improvements in fiscal 2012 were offset by unanticipated inefficiencies and cost growth on a space launch contract.
We consider the nature of the individual underlying contract and the type of products and services provided in determining the proper accounting for a particular contract. Each method is applied consistently to all contracts having similar characteristics, as described below. We typically account for our contracts using the percentage-of-completion method, and progress is measured on a cost-to-cost or units-of-delivery basis. Sales are recognized using various measures of progress depending on the contractual terms and scope of work of the contract. We recognize revenue on a units-of-delivery basis when contracts require unit deliveries on a frequent and routine basis. Sales using this measure of progress are recognized at the contractually agreed upon unit price. Where the scope of work on contracts principally relates to research and/or development efforts, or the contract is predominantly a development effort with few deliverable units, we recognize revenue on a cost-to-cost basis. In this case, sales are recognized as costs are incurred and include estimated earned fees or profits calculated on the basis of the relationship between costs incurred and total estimated costs at completion. Revenue on service or time and material contracts is recognized when performed. If at any time expected costs exceed the value of the contract, the loss is recognized immediately.
If change orders are in dispute or are unapproved in regard to both scope and price they are evaluated as claims. We recognize revenue on claims when recovery of the claim is probable and the amount can be reasonably estimated. Revenue on claims is recognized only to the extent that contract costs related to the claims have been incurred and when it is probable that the claim will result in a bona fide addition to contract value that can be reliably estimated. No profit is recognized on a claim until final settlement occurs.

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
Other Contract Considerations
Our sales are driven by pricing based on costs incurred to produce products and perform services under contracts with the U.S. government. Cost-based pricing is determined under the FAR and Cost Accounting Standards ("CAS"). The FAR and CAS provide guidance on the types of costs that are allowable and allocable in establishing prices for goods and services under U.S. government contracts. For example, costs such as those related to pension contributions in accordance with the PPA that are in excess of CAS allowable pension costs, charitable contributions, advertising, interest expense, and public relations are unallowable, and therefore not recoverable through sales. In addition, we may enter into agreements with the U.S. government that address the subjects of allowability and allocability of costs to contracts for specific matters.
We closely monitor compliance with and the consistent application of our critical accounting policies related to contract accounting. We review the status of contracts through periodic contract status and performance reviews. Also, regular and recurring evaluations of contract cost, scheduling and technical matters are performed by management personnel independent from the business segment performing work under the contract. Costs incurred and allocated to contracts with the U.S. government are reviewed for compliance with regulatory standards by our personnel, and are subject to audit by the DCAA. Accordingly, we record an allowance on our unbilled receivables for amounts of potential contract overhead costs which may not be successfully negotiated and collected.
Goodwill
Goodwill represents the excess of the purchase price of an acquired enterprise or assets over the fair values of the identifiable assets acquired and liabilities assumed. Tests for impairment of goodwill are performed on an annual basis, or at any other time, if events occur or circumstances indicate that the carrying amount of goodwill may not be recoverable. We evaluated goodwill for impairment as of September 1, 2014 and 2013, and determined that goodwill was not impaired.
All of our recorded goodwill resides in the Aerospace and Defense reporting unit. As of September 1, 2014, we performed a “Step One” analysis to evaluate goodwill impairment and determined that the fair value of the Aerospace and Defense reporting unit exceeded its carrying amount. As of September 1, 2013 , we evaluated goodwill using a “Step Zero analysis” and determined that it was more likely than not that the fair value of the Aerospace and Defense reporting unit exceeded its carrying amount.
To determine the fair value of our Aerospace and Defense reporting unit, we primarily relied upon a discounted cash flow analysis which requires significant assumptions and estimates about future operations, including judgments about expected revenue growth and operating margins, and timing and amounts of expected future cash flows. The cash flows employed in the discounted cash flow analysis are based on five-year financial forecasts developed by management. The analysis also involves discounting the future cash flows to a present value using a discount rate that properly accounts for the risk and nature of the reporting unit cash flows and the rates of return debt and equity holders would require to invest their capital in the Aerospace and Defense reporting unit. In assessing the reasonableness of our estimated fair value of the Aerospace and Defense reporting unit, we evaluate the results of the discounted cash flow analysis in light of what investors are paying for similar interests in comparable aerospace and defense companies as of the valuation date. We also ensure that the reporting unit fair value is reasonable given the market value of us as of the valuation date.
We evaluate qualitative factors (including macroeconomic conditions, industry and market considerations, cost factors, and overall financial performance) to determine whether it is necessary to perform the first step of the two-step goodwill test. This step is referred to as the “Step Zero analysis”. If it is determined that it is more likely than not (a likelihood of more than 50%) that the fair value of a reporting unit is less than its carrying amount, we will need to proceed to the first step (“Step One”) of the two-step goodwill test. In evaluating whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, relevant events and circumstances as discussed below shall be assessed. If, after assessing the totality of events or circumstances, we determine that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then the first and second steps of the impairment test are unnecessary.
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
There can be no assurance that our estimates and assumptions made for purposes of its goodwill impairment testing will prove to be accurate predictions of the future. If our assumptions and estimates are incorrect, we may be required to record goodwill impairment charges in future periods.

Retirement Benefit Plans
Our defined benefit pension plan future benefit accrual was discontinued in fiscal 2009. In addition, we provide medical and life insurance benefits (“postretirement benefits”) to certain eligible retired employees, with varied coverage by employee group. Annual charges are made for the cost of the plans, including administrative costs, interest costs on benefit obligations, and net amortization and deferrals, increased or reduced by the return on assets. We also sponsor a defined contribution 401(k) plan and participation in the plan is available to substantially all employees
Retirement benefits are a significant cost of doing business and represent obligations that will be ultimately settled far in the future and therefore are subject to estimates. We will recover portions of any required retirement benefits funding through our government contracts. Our pension and medical and life insurance benefit obligations and related costs are calculated using actuarial concepts in accordance with GAAP. We are required to make assumptions regarding such variables as the expected long-term rate of return on assets and the discount rate applied to determine service cost and interest cost to arrive at pension income or expense for the year.
We used the following discount rate to determine the benefit obligations for the applicable fiscal year.

	Pension Benefits		Medical and Life Insurance Benefits
	2014	2013	2014	2013
Discount rate	3.96%	4.54%	3.54%	3.98%
We used the following assumptions to determine the net periodic benefit expense for the applicable fiscal year.

	Pension Benefits			Medical and Life Insurance Benefits
	2014	2013	2012	2014	2013	2012
Discount rate	4.54%	3.68%	4.95%	3.98%	3.24%	4.58%
Expected long-term rate of return on plan assets	8.00%	8.00%	8.00%	*	*	*
______

*	Not applicable
The discount rate represents the current market interest rate used to determine the present value of future cash flows currently expected to be required to settle pension obligations. Based on market conditions, discount rates can experience significant variability. Changes in discount rates can significantly change the liability and, accordingly, the funded status of the pension plan. The assumed discount rate represents the market rate available for investments in high-quality fixed income instruments with maturities matched to the expected benefit payments for pension and medical and life insurance benefit plans.
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

A one percentage point change in the key assumptions would have the following effects on the projected benefit obligations as of November 30, 2014 and on expense for fiscal 2014:

	Pension Benefits and Medical and Life Insurance Benefits Discount Rate		Expected Long-term Rate of Return	Assumed Healthcare Cost Trend Rate
	Net Periodic Benefit Expense	Projected Benefit Obligation	Net Periodic Pension Benefit Expense	Net Periodic Medical and Life Insurance Benefit Expense	Accumulated Benefit Obligation
	(In millions)
1% decrease	$22.5	$187.5	$11.6	$(0.4)	$(1.6)
1% increase	(19.3)	(156.6)	(11.6)	0.4	1.8
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
As of November 30, 2014, our debt totaled $782.2 million: $594.4 million, or 76%, was at an average fixed rate of 6.44%; and $187.8 million, or 24%, was at a variable rate of 5.94%.
The estimated fair value and principal amount of our outstanding debt is presented below:

	Fair Value		Principal Amount
	November 30, 2014	November 30, 2013	November 30, 2014	November 30, 2013
	(In millions)
Term loan	$98.8	$45.0	$98.8	$45.0
7 1/8% Notes	483.6	494.5	460.0	460.0
4 1/16% Debentures	248.2	398.1	133.6	193.2
Delayed draw term loan	89.0	—	89.0	—
Other debt	0.8	1.0	0.8	1.0
	$920.4	$938.6	$782.2	$699.2
The fair values of the 7 1/8% Notes and 4 1/16% Debentures were determined using broker quotes that are based on open markets of our debt securities as of November 30, 2014 and 2013. The fair value of the term loans and other debt was determined to approximate carrying value.

Item 8.	Consolidated Financial Statements and Supplementary Data
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of GenCorp Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of comprehensive (loss) income, of stockholders’ (deficit) equity, and of cash flows present fairly, in all material respects, the financial position of GenCorp Inc. and its subsidiaries at November 30, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended November 30, 2014 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of November 30, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) because material weaknesses in internal control over financial reporting related to ineffective controls over information and communications between the Aerojet Rocketdyne parent, the Rocketdyne Business and other third parties performing services associated with the acquisition of the Rocketdyne Business, ineffective controls over the integration of policies, practices and controls applicable to the acquired Rocketdyne Business, and ineffective controls over the timely capitalization and depreciation of assets placed into service at the acquired Rocketdyne Business. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses referred to above are described in Management's Report on Internal Control Over Financial Reporting appearing under Item 9A. We considered these material weaknesses in determining the nature, timing, and extent of audit tests applied in our audit of the fiscal 2014 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements. The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in management's report referred to above. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
Sacramento, California
January 30, 2015

GenCorp Inc.
Consolidated Statements of Operations

	Year Ended
	2014	2013	2012
	(In millions, except per share amounts)
Net sales	$1,597.4	$1,383.1	$994.9
Operating costs and expenses:
Cost of sales (exclusive of items shown separately below)	1,408.1	1,229.6	869.6
Selling, general and administrative	37.9	53.6	41.9
Depreciation and amortization	63.7	43.8	22.3
Other expense, net:
Loss on debt repurchased/redeemed	60.6	5.0	0.4
Other	13.9	28.8	25.8
Total operating costs and expenses	1,584.2	1,360.8	960.0
Operating income	13.2	22.3	34.9
Non-operating (income) expense:
Interest income	(0.1)	(0.2)	(0.6)
Interest expense	52.7	48.7	22.3
Total non-operating expense, net	52.6	48.5	21.7
(Loss) income from continuing operations before income taxes	(39.4)	(26.2)	13.2
Income tax provision (benefit)	12.9	(193.9)	18.9
(Loss) income from continuing operations	(52.3)	167.7	(5.7)
(Loss) income from discontinued operations, net of income taxes	(0.7)	0.2	3.1
Net (loss) income	$(53.0)	$167.9	$(2.6)
(Loss) income per share of common stock
Basic:
(Loss) income per share from continuing operations	$(0.91)	$2.76	$(0.09)
(Loss) income per share from discontinued operations, net of income taxes	(0.01)	—	0.05
Net (loss) income per share	$(0.92)	$2.76	$(0.04)
Diluted:
(Loss) income per share from continuing operations	$(0.91)	$2.11	$(0.09)
(Loss) income per share from discontinued operations, net of income taxes	(0.01)	—	0.05
Net (loss) income per share	$(0.92)	$2.11	$(0.04)
Weighted average shares of common stock outstanding, basic	57.9	59.6	59.0
Weighted average shares of common stock outstanding, diluted	57.9	81.9	59.0
See Notes to Consolidated Financial Statements.

GenCorp Inc.
Consolidated Statements of Comprehensive (Loss) Income

	Year Ended
	2014	2013	2012
	(In millions)
Net (loss) income	$(53.0)	$167.9	(2.6)
Other comprehensive (loss) income:
Amortization of net actuarial losses, net of $20.2 million and $1.2 million of income taxes in fiscal 2014 and 2013, respectively	30.7	91.3	58.9
Actuarial (losses) gains, net of $93.4 million and $2.2 million of income taxes in fiscal 2014 and 2013, respectively	(142.0)	173.5	(245.7)
Amortization of prior service credits, net of $0.4 million and $0.1 million of income taxes in fiscal 2014 and 2013, respectively	(0.5)	(0.9)	(0.1)
Comprehensive (loss) income	$(164.8)	$431.8	(189.5)

See Notes to Consolidated Financial Statements.

GenCorp Inc.
Consolidated Balance Sheets

	As of November 30,
	2014	2013
	(In millions, except per share and share amounts)
ASSETS
Current Assets
Cash and cash equivalents	$265.9	$197.6
Accounts receivable	172.9	214.1
Inventories	139.0	105.9
Recoverable from the U.S. government and other third parties for environmental remediation costs	19.4	20.4
Receivable from Northrop Grumman Corporation (“Northrop”)	6.0	6.0
Other current assets, net	35.9	22.4
Income taxes	2.1	12.6
Deferred income taxes	25.3	17.0
Total Current Assets	666.5	596.0
Noncurrent Assets
Property, plant and equipment, net	367.5	374.7
Real estate held for entitlement and leasing	94.4	80.2
Recoverable from the U.S. government and other third parties for environmental remediation costs	81.2	88.7
Receivable from Northrop	74.8	72.0
Deferred income taxes	259.0	175.7
Goodwill	164.4	159.6
Intangible assets	122.2	135.7
Other noncurrent assets, net	91.6	72.7
Total Noncurrent Assets	1,255.1	1,159.3
Total Assets	$1,921.6	$1,755.3
LIABILITIES, REDEEMABLE COMMON STOCK, AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current Liabilities
Short-term borrowings and current portion of long-term debt	$5.3	$2.9
Accounts payable	103.5	122.5
Reserves for environmental remediation costs	31.9	36.6
Postretirement medical and life insurance benefits	6.4	7.3
Advance payments on contracts	198.5	104.4
Other current liabilities	221.7	206.0
Total Current Liabilities	567.3	479.7
Noncurrent Liabilities
Senior debt	93.8	42.5
Second-priority senior notes	460.0	460.0
Convertible subordinated notes	133.8	193.2
Other debt	89.3	0.6
Reserves for environmental remediation costs	134.1	134.7
Pension benefits	482.8	261.7
Postretirement medical and life insurance benefits	51.7	59.3
Other noncurrent liabilities	79.7	73.8
Total Noncurrent Liabilities	1,525.2	1,225.8
Total Liabilities	2,092.5	1,705.5
Commitments and contingencies (Note 8)
Redeemable common stock, par value of $0.10; 0.1 million issued and outstanding as of November 30, 2014; less than 0.1 million shares issued and outstanding as of November 30, 2013	1.6	0.2
Stockholders’ (Deficit) Equity
Preference stock, par value of $1.00; 15.0 million shares authorized; none issued or outstanding	—	—
Common stock, par value of $0.10; 150.0 million shares authorized; 56.9 million shares issued and outstanding as of November 30, 2014; 59.9 million shares issued and outstanding as of November 30, 2013	5.9	5.9
Other capital	287.3	280.1
Treasury stock at cost, 3.5 million shares as of November 30, 2014	(64.5)	—
Accumulated deficit	(67.0)	(14.0)
Accumulated other comprehensive loss, net of income taxes	(334.2)	(222.4)
Total Stockholders’ (Deficit) Equity	(172.5)	49.6
Total Liabilities, Redeemable Common Stock and Stockholders’ (Deficit) Equity	$1,921.6	$1,755.3
See Notes to Consolidated Financial Statements.

GenCorp Inc.
Consolidated Statement of Stockholders’ (Deficit) Equity

	Common Stock					Accumulated Other Comprehensive Loss	Total Stockholders' (Deficit) Equity
	Shares	Amount	Other Capital	Treasury Stock	Accumulated Deficit
	(In millions)
November 30, 2011	58.4	$5.9	$261.2	$—	$(179.3)	$(299.4)	$(211.6)
Net loss	—	—	—	—	(2.6)	—	(2.6)
Amortization of net actuarial losses	—	—		—	—	58.9	58.9
Actuarial losses arising during the period, net	—	—		—	—	(245.7)	(245.7)
Amortization of prior service credits	—	—		—	—	(0.1)	(0.1)
Reclassification from redeemable common stock	—	—	0.5	—	—	—	0.5
Tax benefit from shares issued under equity plans	—	—	3.3	—	—	—	3.3
Stock-based compensation and shares issued under equity plans, net	0.5	—	4.6	—	—	—	4.6
November 30, 2012	58.9	5.9	269.6	—	(181.9)	(486.3)	(392.7)
Net income	—	—	—	—	167.9	—	167.9
Amortization of net actuarial losses, net of income taxes	—	—	—	—	—	91.3	91.3
Actuarial gains arising during the period, net of income taxes	—	—	—	—	—	173.5	173.5
Amortization of prior service credits, net of income taxes	—	—	—	—	—	(0.9)	(0.9)
Conversion of debt to common stock	0.2	—	1.6	—	—	—	1.6
Reclassification from redeemable common stock	0.4	—	3.7	—	—	—	3.7
Stock-based compensation and shares issued under equity plans, net	0.4	—	5.2	—	—	—	5.2
November 30, 2013	59.9	5.9	280.1	—	(14.0)	(222.4)	49.6
Net loss	—	—	—	—	(53.0)	—	(53.0)
Amortization of net actuarial losses, net of income taxes	—	—	—	—	—	30.7	30.7
Actuarial losses arising during the period, net of income taxes	—	—	—	—	—	(142.0)	(142.0)
Amortization of prior service credits, net of income taxes	—	—	—	—	—	(0.5)	(0.5)
Reclassification from redeemable common stock	0.1	—	(1.4)	—	—	—	(1.4)
Tax benefit from shares issued under equity plans	—	—	1.5	—	—	—	1.5
Purchase of treasury stock	(3.5)	—	—	(64.5)	—	—	(64.5)
Stock-based compensation and shares issued under equity plans, net	0.4	—	7.1	—	—	—	7.1
November 30, 2014	56.9	$5.9	$287.3	$(64.5)	$(67.0)	$(334.2)	$(172.5)
See Notes to Consolidated Financial Statements.

GenCorp Inc.
Consolidated Statements of Cash Flows

	Year Ended
	2014	2013	2012
	(In millions)
Operating Activities
Net (loss) income	$(53.0)	$167.9	$(2.6)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Loss (income) from discontinued operations, net of income taxes	0.7	(0.2)	(3.1)
Depreciation and amortization	63.7	43.8	22.3
Amortization of financing costs	3.6	4.5	2.9
Stock-based compensation	5.7	14.1	6.5
Retirement benefit expense	35.6	65.0	41.0
Loss on debt repurchased/redeemed	60.6	5.0	0.4
Loss on bank amendment	0.2	—	—
Loss on disposal of long-lived assets	2.8	—	—
Gain on sale of technology	(6.8)	—	—
Tax benefit on stock-based awards	(1.5)	—	(3.3)
Changes in assets and liabilities, net of effects from acquisition:
Accounts receivable	41.0	(37.6)	(4.5)
Inventories	(33.9)	(25.5)	2.6
Other current assets, net	(12.8)	0.1	0.6
Income tax receivable	11.1	(12.6)	6.5
Real estate held for entitlement and leasing	(15.0)	(4.4)	(3.9)
Receivable from Northrop	(2.8)	(2.7)	(3.0)
Recoverable from the U.S. government and other third parties for environmental remediation costs	8.5	21.1	7.5
Other noncurrent assets	(24.3)	(7.8)	3.2
Accounts payable	(19.0)	50.1	22.3
Retirement benefits	(5.3)	(5.4)	(5.1)
Advance payments on contracts	94.1	(43.9)	(8.4)
Other current liabilities	22.0	56.8	4.7
Deferred income taxes	(18.1)	(191.3)	4.0
Reserves for environmental remediation costs	(5.3)	(18.2)	(1.1)
Other noncurrent liabilities and other	0.7	(1.1)	(1.2)
Net cash provided by continuing operations	152.5	77.7	88.3
Net cash used in discontinued operations	(2.1)	(0.1)	(2.1)
Net Cash Provided by Operating Activities	150.4	77.6	86.2
Investing Activities
Purchases of restricted cash investments	—	(470.0)	—
Sale of restricted cash investments	—	470.0	—
Purchase of Rocketdyne Business	0.2	(411.2)	—
Purchases of investments	—	(0.5)	—
Proceeds from sale of technology	7.5	—	—
Proceeds from sale of land	—	—	0.6
Capital expenditures	(43.4)	(63.2)	(37.2)
Net Cash Used in Investing Activities	(35.7)	(474.9)	(36.6)
Financing Activities
Proceeds from issuance of debt	189.0	460.0	—
Debt issuance costs	(4.2)	(14.9)	(1.3)
Debt repayments/repurchases, including vendor financing payments	(166.3)	(12.8)	(78.5)
Proceeds from shares issued under equity plans, net	(1.9)	0.5	1.0
Purchase of treasury stock	(64.5)	—	—
Tax benefit on stock-based awards	1.5	—	3.3
Net Cash (Used in) Provided by Financing Activities	(46.4)	432.8	(75.5)
Net Increase (Decrease) in Cash and Cash Equivalents	68.3	35.5	(25.9)
Cash and Cash Equivalents at Beginning of Period	197.6	162.1	188.0
Cash and Cash Equivalents at End of Period	$265.9	$197.6	$162.1
Supplemental disclosures of cash flow information
Cash paid for interest	$46.9	$33.7	$18.5
Cash paid for income taxes, net	4.9	8.4	5.2
Conversion of debt to common stock	—	1.6	—
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
Real Estate — includes the activities of the Company’s wholly-owned subsidiary Easton Development Company, LLC (“Easton”) related to the re-zoning, entitlement, sale, and leasing of the Company’s excess real estate assets. The Company owns approximately 12,000 acres of land adjacent to U.S. Highway 50 between Rancho Cordova and Folsom, California east of Sacramento (“Sacramento Land”). The Company is currently in the process of seeking zoning changes and other governmental approvals on a portion of the Sacramento Land to optimize its value.
In July 2012, the Company signed a stock and asset purchase agreement (the “Original Purchase Agreement”) with United Technologies Corporation (“UTC”) to acquire the Pratt & Whitney Rocketdyne division (the “Rocketdyne Business”) from UTC for $550 million (the “Acquisition”). The Rocketdyne Business was the largest liquid rocket propulsion designer, developer, and manufacturer in the U.S. On June 10, 2013, the Federal Trade Commission (“FTC”) announced that it closed its investigation into the Acquisition under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. On June 12, 2013, the Company and UTC entered into an amended and restated stock and asset purchase agreement (the “Amended and Restated Purchase Agreement”), which amended and restated the Original Purchase Agreement, as amended. On June 14, 2013, the Company completed the acquisition of substantially all of the Rocketdyne Business pursuant to the Amended and Restated Purchase Agreement. The aggregate consideration to UTC was $411 million which represents the initial purchase price of $550 million reduced by $55 million relating to the pending future acquisition of UTC’s 50% ownership interest of RD Amross, LLC (a joint venture with NPO Energomash of Khimki, Russia which sells RD-180 engines to RD Amross) and the portion of the UTC business that markets and supports the sale of RD-180 engines (the “RDA Acquisition”). The acquisition of UTC’s 50% ownership interest of RD Amross and UTC’s related business is contingent upon certain conditions including receipt of certain Russian governmental regulatory approvals, which may not be obtained. Pursuant to the terms of the Amended and Restated Purchase Agreement, either party to such agreement may terminate the obligations to consummate the RDA Acquisition on or after June 12, 2014; provided, however, that such termination date may be extended for up to four additional periods of three months each (with the final termination date extended until June 12, 2015). Subject to the terms of the Amended and Restated Purchase Agreement, in order to extend the termination date, either party may request the extension by providing written notice to the other party at least five business days prior to the termination date, provided that the requesting party must have a reasonable belief at the time such notice is given that a certain authorization for completion of the RDA Acquisition from the Russian government will be forthcoming. In December 2014, the Company elected the third option to extend the terms of the Amended and Restated Purchase Agreement for three months (see Note 4).
The Company’s fiscal year ends on November 30 of each year. The fiscal year of the Company’s subsidiary, Aerojet Rocketdyne, ends on the last Saturday of November. As a result of the 2013 calendar, Aerojet Rocketdyne had 53 weeks of operations in fiscal 2013 compared to 52 weeks of operations in fiscal 2014 and 2012. The additional week of operations, which occurred in the first quarter of fiscal 2013, accounted for $27.8 million in additional net sales. The operating results of the Rocketdyne Business are included in the Company’s Consolidated Financial Statements since the acquisition date within the Company’s Aerospace and Defense segment. Net sales of the Rocketdyne Business included in the Company’s operating results were $679.4 million and $319.4 million for fiscal 2014 and 2013, respectively.

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires the Company to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.
Out of Period Adjustments
During fiscal 2012, the Company recorded out of period adjustments to cost of sales, interest expense, and the income tax provision and related balance sheet accounts. The out of period adjustments relate to the treatment of prior years’ intercompany interest within the state tax provisions and the accounting for a lease modification. The out of period adjustments resulted in the Company increasing its net loss in fiscal 2012 by an additional $0.2 million. As a result of insignificant out of period adjustments recorded in fiscal 2013, the combined effect of the errors resulted in a negligible impact to net loss in fiscal 2012. Management believes that such amounts are not material to previously reported financial statements.
See Note 12 for a discussion of the revision of the Company’s fiscal 2014 unaudited quarterly financial information.
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

		Fair value measurement at November 30, 2014
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In millions)
Money market funds	$233.4	$233.4	$—	$—
		Fair value measurement at November 30, 2013
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In millions)
Money market funds	$174.4	$174.4	$—	$—
As of November 30, 2014, a summary of cash and cash equivalents and the grantor trust by investment type is as follows:

	Total	Cash and Cash Equivalents	Money Market Funds
	(In millions)
Cash and cash equivalents	$265.9	$43.8	$222.1
Grantor trust (included as a component of other current and noncurrent assets)	11.3	—	11.3
	$277.2	$43.8	$233.4
The carrying amounts of certain of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, accrued compensation, and other accrued liabilities, approximate fair value because of their short maturities.
The estimated fair value and principal amount for the Company’s outstanding debt is presented below:

	Fair Value		Principal Amount
	November 30, 2014	November 30, 2013	November 30, 2014	November 30, 2013
	(In millions)
Term loan	$98.8	$45.0	$98.8	$45.0
7.125% Second-Priority Senior Secured Notes (“7 1/8% Notes”)	483.6	494.5	460.0	460.0
4 1/16% Convertible Subordinated Debentures (“4 1/16% Debentures”)	248.2	398.1	133.6	193.2
Delayed draw term loan	89.0	—	89.0	—
Other debt	0.8	1.0	0.8	1.0
	$920.4	$938.6	$782.2	$699.2
The fair values of the 7 1/8% Notes and 4 1/16% Debentures were determined using broker quotes that are based on open markets for the Company’s debt securities as of November 30, 2014 and 2013 (both Level 2 securities). The fair value of the term loans and other debt was determined to approximate carrying value.
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
e.  Inventories
Inventories are stated at the lower of cost or market, generally using the average cost method. Costs on long-term contracts and programs in progress represent recoverable costs incurred for production, contract-specific facilities and equipment, allocable operating overhead, advances to suppliers, environmental expenses and, in the case of contracts with the U.S. government, allocable costs deemed allowable under U.S. government procurement regulations for bid and proposal, research and development, and general and administrative expenses. The Company capitalizes costs incurred in advance of contract award or funding in inventories if it determines that contract award or funding is probable. Amounts previously capitalized are expensed when a contract award or funding is no longer probable. Pursuant to contract provisions, agencies of the U.S. government and certain other customers have title to, or a security interest in, inventories related to such contracts as a result of performance-based and progress payments. Such progress payments are reflected as an offset against the related inventory balances.
The acquired Rocketdyne Business inventory was recorded at fair value on the date of Acquisition. The fair value adjustment of $6.3 million was not allocable to the Company’s U.S. government contracts and is being expensed to cost of sales as the inventory is delivered to the customer (see Note 4 ). The Company expensed $3.2 million and $2.2 million to cost of sales in fiscal 2014 and 2013, respectively, related to the inventory fair value adjustment.
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
g.  Property, Plant and Equipment, net
Property, plant and equipment are recorded at cost. Refurbishment costs are capitalized in the property accounts, whereas ordinary maintenance and repair costs are expensed as incurred. Depreciation is computed principally by accelerated methods based on the following useful lives:

Buildings and improvements	9 - 40 years
Machinery and equipment	5 - 19 years
Costs related to software acquired, developed or modified solely to meet the Company's internal requirements and for which there are no substantive plans to market are capitalized in accordance with the authoritative guidance on accounting for the costs of computer software developed or obtained for internal use. Only costs incurred after the preliminary planning stage of the project and after management has authorized and committed funds to the project are eligible for capitalization.
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
i.  Goodwill
Goodwill represents the excess of the purchase price of an acquired enterprise or assets over the fair values of the identifiable assets acquired and liabilities assumed. Tests for impairment of goodwill are performed on an annual basis, or at any other time if events occur or circumstances indicate that the carrying amount of goodwill may not be recoverable. The Company evaluated goodwill for impairment as of September 1, 2014 and 2013, and determined that goodwill was not impaired.
All of the Company’s recorded goodwill resides in the Aerospace and Defense reporting unit. As of September 1, 2014, the Company performed a “Step One” analysis to evaluate goodwill impairment and determined that the fair value of the Aerospace and Defense reporting unit exceeded its carrying amount. As of September 1, 2013 , the Company evaluated goodwill using a “Step Zero analysis” and determined that it was more likely than not that the fair value of the Aerospace and Defense reporting unit exceeded its carrying amount.
To determine the fair value of the Company’s Aerospace and Defense reporting unit, the Company primarily relies upon a discounted cash flow analysis which requires significant assumptions and estimates about future operations, including judgments about expected revenue growth and operating margins, and timing and amounts of expected future cash flows. The cash flows employed in the discounted cash flow analysis are based on five-year financial forecasts developed by management. The analysis also involves discounting the future cash flows to a present value using a discount rate that properly accounts for the risk and nature of the reporting unit cash flows and the rates of return debt and equity holders would require to invest their capital in the Aerospace and Defense reporting unit. In assessing the reasonableness of the Company’s estimated fair value of the Aerospace and Defense reporting unit, the Company evaluates the results of the discounted cash flow analysis in light of what investors are paying for similar interests in comparable aerospace and defense companies as of the valuation date. The Company also ensures that the reporting unit fair value is reasonable given the market value of the entire Company as of the valuation date.

The Company evaluates qualitative factors (including macroeconomic conditions, industry and market considerations, cost factors, and overall financial performance) to determine whether it is necessary to perform the first step of the two-step goodwill test. This step is referred to as the “Step Zero analysis”. If it is determined that it is more likely than not (a likelihood of more than 50%) that the fair value of a reporting unit is less than its carrying amount, the Company will need to proceed to the first step (“Step One”) of the two-step goodwill impairment test. In evaluating whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, relevant events and circumstances as discussed below shall be assessed. If, after assessing the totality of events or circumstances, the Company determines that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then the first and second steps of the impairment test are unnecessary.
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
l.  Retirement Benefits
The Company's defined benefit pension plan future benefit accrual was discontinued in fiscal 2009. In addition, the Company provides medical and life insurance benefits (“postretirement benefits”) to certain eligible retired employees, with varied coverage by employee group. Annual charges are made for the cost of the plans, including administrative costs, interest costs on benefit obligations, and net amortization and deferrals, increased or reduced by the return on assets. The Company also sponsors a defined contribution 401(k) plan and participation in the plan is available to substantially all employees (see Note 7).
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
The changes in the carrying amount of CAROs since November 30, 2011 were as follows (in millions):

Balance as of November 30, 2011	$17.8
Additions and other, net	1.5
Accretion	1.5
Balance as of November 30, 2012	20.8
Rocketdyne Business Acquisition	1.2
Additions and other, net	(0.6)
Accretion	1.5
Balance as of November 30, 2013	22.9
Additions and other, net	(0.2)
Accretion	1.7
Balance as of November 30, 2014	$24.4
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
q.  Revenue Recognition
In the Company’s Aerospace and Defense segment, recognition of profit on long-term contracts requires the use of assumptions and estimates related to the contract value or total contract revenue, the total cost at completion and the measurement of progress towards completion. Due to the nature of the programs, developing the estimated total cost at completion requires the use of significant judgment. Estimates are continually evaluated as work progresses and are revised as necessary. Factors that must be considered in estimating the work to be completed include labor productivity, the nature and technical complexity of the work to be performed, availability and cost volatility of materials, subcontractor and vendor performance, warranty costs, volume assumptions, anticipated labor agreements and inflationary trends, schedule and performance delays, availability of funding from the customer, and the recoverability of costs incurred outside the original contract included in any estimates to complete. The Company reviews contract performance and cost estimates for some contracts at least monthly and for others at least quarterly and more frequently when circumstances significantly change. When a change in estimate is determined to have an impact on contract profit, the Company will record a positive or negative adjustment to the statement of operations. Changes in estimates and assumptions related to the status of certain long-term contracts may have a material effect on the Company’s operating results. The following table summarizes the impact from changes in estimates and assumptions on the statements of operations on contracts, representing 75% of the Company’s net sales over the last three fiscal years, accounted for under the percentage-of-completion method of accounting:

	Year Ended
	2014	2013	2012
	(In millions, except per share amounts)
(Unfavorable) favorable effect of the changes in contract estimates on loss from continuing operations before income taxes	$(7.7)	$18.4	$8.9
(Unfavorable) favorable effect of the changes in contract estimates on net (loss) income	(4.6)	10.8	5.3
(Unfavorable) favorable effect of the changes in contract estimates on basic net (loss) income per share	(0.08)	0.18	0.09
(Unfavorable) favorable effect of the changes in contract estimates on diluted net (loss) income per share	(0.08)	0.13	0.09

The fiscal 2014 unfavorable changes in contract estimates were primarily driven by unanticipated inefficiencies and cost growth on the Antares AJ-26 program and higher overhead costs. The fiscal 2013 favorable changes in contract estimates were primarily driven by better than expected performance on tactical systems programs due to manufacturing efficiencies and lower overhead costs. The improvements in fiscal 2013 were offset by unexpected cost growth on the Antares AJ-26 program. The fiscal 2012 favorable changes in contract estimates were primarily driven by better than expected performance on the Atlas V program and several tactical systems programs due to manufacturing efficiencies and lower overhead costs. These improvements in fiscal 2012 were offset by unanticipated inefficiencies and cost growth on a space launch contract.
The Company considers the nature of the individual underlying contract and the type of products and services provided in determining the proper accounting for a particular contract. Each method is applied consistently to all contracts having similar characteristics, as described below. The Company typically accounts for its contracts using the percentage-of-completion method, and progress is measured on a cost-to-cost or units-of-delivery basis. Sales are recognized using various measures of progress depending on the contractual terms and scope of work of the contract. The Company recognizes revenue on a units-of-delivery basis when contracts require unit deliveries on a frequent and routine basis. Sales using this measure of progress are recognized at the contractually agreed upon unit price. Where the scope of work on contracts principally relates to research and/or development efforts, or the contract is predominantly a development effort with few deliverable units, the Company recognizes revenue on a cost-to-cost basis. In this case, sales are recognized as costs are incurred and include estimated earned fees or profits calculated on the basis of the relationship between costs incurred and total estimated costs at completion. Revenue on service or time and material contracts is recognized when performed. If at any time expected costs exceed the value of the contract, the loss is recognized immediately.
If change orders are in dispute or are unapproved in regard to both scope and price they are evaluated as claims. The Company recognizes revenue on claims when recovery of the claim is probable and the amount can be reasonably estimated. Revenue on claims is recognized only to the extent that contract costs related to the claims have been incurred and when it is probable that the claim will result in a bona fide addition to contract value that can be reliably estimated. No profit is recognized on a claim until final settlement occurs.
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

r.  Research and Development (“R&D”)
Company-sponsored R&D expenses were $51.9 million in fiscal 2014, $42.9 million in fiscal 2013, and $30.3 million in fiscal 2012. Company-sponsored R&D expenses include the costs of technical activities that are useful in developing new products, services, processes, or techniques, as well as expenses for technical activities that may significantly improve existing products or processes. These expenses are generally allocated among all contracts and programs in progress under U.S. government contractual arrangements.
Customer-sponsored R&D expenditures, which are funded under U.S. government contracts, totaled $478.0 million in fiscal 2014, $339.1 million in fiscal 2013, and $271.8 million in fiscal 2012. Expenditures under customer-sponsored R&D funded government contracts are accounted for as sales and cost of products sold.
s.  Stock-based Compensation
The Company recognizes stock-based compensation in the statements of operations at the grant-date fair value of stock awards issued to employees and directors over the vesting period. The Company also grants Stock Appreciation Rights (“SARS”) awards which are similar to the Company’s employee stock options, but are settled in cash rather than in shares of common stock, and are classified as liability awards. Compensation cost for these awards is determined using a fair-value method and remeasured at each reporting date until the date of settlement. The Company utilizes the short-cut method for determining the historical pool of windfall tax benefits and the tax law ordering approach for purposes of determining whether an excess tax benefit has been realized.
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
In November 2014, the Company classified its Energy Business as assets held for sale as a result of its plans to sell the business. The assets and liabilities of the Energy Business as of November 30, 2014 and 2013 were insignificant. The plan was a result of management’s decision to focus its capital and resources on its Aerospace and Defense and Real Estate operating segments. The net sales associated with the Energy Business totaled $0.6 million in fiscal 2014. For operating segment reporting, the Energy Business has been reported as a part of the Aerospace and Defense segment. The Company expects to incur $2.0 million of expenses associated with the cost to divest its Energy Business.
In the fourth quarter of fiscal 2014, the Company entered into an asset purchase agreement associated with the sale of certain intellectual property related to a solar power contract.  The related contract was terminated in connection with the sale.  The proceeds from the sale were $7.5 million resulting in a gain of $6.8 million which is included in "Other, net" in the consolidated statement of operations.
u.  Foreign Currency Transactions
Foreign currency transaction gains and (losses) were $0.3 million in fiscal 2014, ($0.2) million in fiscal 2013, and $0.4 million in fiscal 2012 and are reported as a component of discontinued operations. The Company’s foreign currency transactions were associated with the Company’s former GDX business, including Snappon SA, which is classified as discontinued operations in these consolidated financial statements and notes to consolidated financial statements.

v.   Concentrations
Dependence upon government programs and contracts
Sales to the U.S. government and its agencies, including sales to the Company’s significant customers discussed below, were as follows (dollars in millions):

	U.S. Government Sales	Percentage of Net Sales
Fiscal 2014	$1,473.8	92%
Fiscal 2013	1,311.0	95%
Fiscal 2012	936.9	94%
The Standard Missile program, which is included in the U.S. government sales, represented 12%, 22%, and 25% of net sales for fiscal 2014, 2013, and 2012, respectively. The Theater High Altitude Area Defense (“THAAD”) program, which is included in the U.S. government sales, represented 12%, 4%, and 5% of net sales for fiscal 2014, 2013, and 2012, respectively. The demand for certain of the Company’s services and products is directly related to the level of funding of government programs.
Major customers
Customers that represented more than 10% of net sales for the fiscal years presented are as follows:

	Year Ended
	2014	2013	2012
Lockheed Martin Corporation ("Lockheed Martin")	28%	23%	32%
United Launch Alliance ("ULA")	25	18	*
Raytheon Company ("Raytheon")	17	32	37
NASA	11	*	*
__________

*	Less than 10%.
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
Customers that represented more than 10% of accounts receivable for the periods presented are as follows:

	As of November 30,
	2014	2013

ULA	31%	18%
Raytheon	22	20
Lockheed Martin	21	19
Boeing	12	*
NASA	*	22%
__________
* Less than 10%.
Dependence on Single Source and Other Third Party Suppliers
The Company uses a significant quantity of raw materials that are highly dependent on market fluctuations and government regulations. Further, as a U.S. government contractor, the Company is often required to procure materials from suppliers capable of meeting rigorous customer and government specifications. As market conditions change for these companies, they often discontinue materials with low sales volumes or profit margins. The Company is often forced to either qualify new materials or pay higher prices to maintain the supply. To-date the Company has been successful in establishing replacement materials and securing customer funding to address specific qualification needs of the programs. Prolonged disruptions in the supply of any of the Company’s key raw materials, difficulty qualifying new sources of supply, implementing use of replacement materials or new sources of supply, and/or a continuing volatility in the prices of raw materials could have a material adverse effect on the Company’s operating results, financial condition, and/or cash flows.
Workforce
As of November 30, 2014, 14% of the Company’s 5,071 employees were covered by collective bargaining agreements.

w.  Accounting Pronouncements
Adoption of New Accounting Principle
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
In April 2014, the FASB issued authoritative guidance which specifies that only disposals, such as a disposal of a major line of business, representing a strategic shift in operations should be presented as discontinued operations. In addition, the new guidance requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income, and expenses of discontinued operations. The Company adopted this guidance in the fourth quarter of fiscal 2014. An entity should not apply the amendments in this new guidance to a component of an entity that is classified as held for sale before the effective date even if the component of an entity is disposed of after the effective date. As the accounting standard only impacted presentation, the new standard did not have an impact on the Company’s financial position, results of operations, or cash flows.
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
z.  Subsequent Events
The Company evaluates events or transactions that occur after the balance sheet date but before financial statements are issued for potential recognition or disclosure in the financial statements. The issuance of financial statements is the earlier of when the financial statements are widely distributed to all stockholders and other financial statements users or filed with the Securities and Exchange Commission (“SEC”) (see Note 16).

Note 2. (Loss) Income Per Share of Common Stock
A reconciliation of the numerator and denominator used to calculate basic and diluted (loss) income per share of common stock (“EPS”) is presented in the following table:

	Year Ended
	2014	2013	2012
	(In millions, except per share amounts)
Numerator:
(Loss) income from continuing operations	$(52.3)	$167.7	$(5.7)
(Loss) income from discontinued operations, net of income taxes	(0.7)	0.2	3.1
Net (loss) income	(53.0)	167.9	(2.6)
Income allocated to participating securities	—	(3.2)	—
Net (loss) income for basic earnings per share	(53.0)	164.7	(2.6)
Interest on convertible subordinated debentures	—	8.1	—
Net (loss) income for diluted earnings per share	$(53.0)	$172.8	$(2.6)
Denominator:
Basic weighted average shares	57.9	59.6	59.0
Effect of:
Convertible subordinated notes	—	22.1	—
Employee stock options	—	0.2	—
Diluted weighted average shares	57.9	81.9	59.0
Basic:
(Loss) income per share from continuing operations	$(0.91)	$2.76	$(0.09)
(Loss) income per share from discontinued operations, net of income taxes	(0.01)	—	0.05
Net (loss) income per share	$(0.92)	$2.76	$(0.04)
Diluted:
(Loss) income per share from continuing operations	$(0.91)	$2.11	$(0.09)
(Loss) income per share from discontinued operations, net of income taxes	(0.01)	—	0.05
Net (loss) income per share	$(0.92)	$2.11	$(0.04)
The following table sets forth the potentially dilutive securities excluded from the computation because their effect would have been anti-dilutive:

	Year Ended
	2014	2013	2012
	(In millions)
4 1/16% Debentures	17.9	—	22.2
Employee stock options	0.2	—	0.9
Unvested restricted shares	1.7	1.1	1.1
Total potentially dilutive securities	19.8	1.1	24.2

Note 3.	Balance Sheet Accounts and Supplemental Disclosures
a.  Accounts Receivable

	As of November 30,
	2014	2013
	(In millions)
Billed	$69.3	$96.3
Unbilled	126.1	138.0
Reserve for overhead rate disallowance	(22.9)	(20.5)
Total receivables under long-term contracts	172.5	213.8
Other receivables	0.4	0.3
Accounts receivable	$172.9	$214.1
The unbilled receivable amounts as of November 30, 2014 expected to be collected after one year is $29.2 million. Such amounts are billed either upon delivery of completed units or settlement of contracts.
b.  Inventories

	As of November 30,
	2014	2013
	(In millions)
Long-term contracts at average cost	$434.6	$347.7
Progress payments	(296.9)	(242.4)
Total long-term contract inventories	137.7	105.3
Total other inventories	1.3	0.6
Inventories	$139.0	$105.9
As of November 30, 2014 and 2013, long-term contract inventories included $3.1 million and $5.2 million, respectively, of deferred costs related to the qualification of a Standard Missile program. As of November 30, 2014, the Company has received future firm orders to realize the deferred costs. The Company believes recovery of these costs to be probable and specifically identifiable to future contracts. In addition, long-term contract inventories included an allocation of general and administrative costs incurred throughout fiscal 2014 and fiscal 2013 to be $271.1 million and $222.8 million, respectively, and the cumulative amount of general and administrative costs in long-term contract inventories is estimated to be $28.6 million and $15.4 million at November 30, 2014 and 2013, respectively.

c.  Other Current Assets, net

	As of November 30,
	2014	2013
	(In millions)
Recoverable from the U.S. government for restructuring costs (see Note 3(g))	$10.5	$—
Prepaid expenses	11.3	10.5
Receivables, net	5.4	8.4
Other	8.7	3.5
Other current assets, net	$35.9	$22.4

d.  Property, Plant and Equipment, net

	As of November 30,
	2014	2013
	(In millions)
Land	$67.2	$67.2
Buildings and improvements	276.9	219.5
Machinery and equipment	474.7	464.7
Construction-in-progress	41.2	76.1
	860.0	827.5
Less: accumulated depreciation	(492.5)	(452.8)
Property, plant and equipment, net	$367.5	$374.7
Depreciation expense for fiscal 2014, 2013, and 2012 was $48.5 million, $35.8 million, and $19.3 million, respectively.
e.  Goodwill
The goodwill balance at November 30, 2014 and 2013 relates to the Company’s Aerospace and Defense segment. The changes in the carrying amount of goodwill since November 30, 2012 were as follows (in millions):

November 30, 2012	$94.9
Purchase of the Rocketdyne Business (see Note 4)	64.7
November 30, 2013	159.6
Purchase accounting adjustments related to Rocketdyne Business acquisition (see Note 4)	4.8
November 30, 2014	$164.4
The purchase accounting adjustments recorded during fiscal 2014 were during the measurement period of the assets acquired and liabilities assumed related to the Rocketdyne Business acquisition and had no impact on the Company’s consolidated statement of operations.
f.  Intangible Assets

	As of November 30, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In millions)
Customer related	$83.8	$18.5	$65.3
Intellectual property\trade secrets	34.2	3.7	30.5
Non-compete agreements	0.5	0.2	0.3
Trade name	20.5	1.0	19.5
Acquired technology	18.3	11.7	6.6
Intangible assets	$157.3	$35.1	$122.2

	As of November 30, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In millions)
Customer related	$83.8	$9.4	$74.4
Intellectual property\trade secrets	34.2	1.1	33.1
Non-compete agreements	0.5	0.1	0.4
Trade name	20.5	0.3	20.2
Acquired technology	18.3	10.7	7.6
Intangible assets	$157.3	$21.6	$135.7
Amortization expense related to intangible assets was $13.5 million, $6.5 million, $1.5 million in fiscal 2014, 2013, and 2012, respectively.

Future amortization expense for the five succeeding years is estimated to be as follows:

Year Ending November 30,	Future Amortization Expense
(In millions)
2015	$13.4
2016	13.3
2017	13.1
2018	13.1
2019	13.0
$65.9
g.  Other Noncurrent Assets, net

	As of November 30,
	2014	2013
	(In millions)
Recoverable from the U.S. government for Rocketdyne Business integration costs	$28.0	$8.6
Deferred financing costs	18.5	18.3
Recoverable from the U.S. government for conditional asset retirement obligations	17.7	15.6
Grantor trust	11.2	11.4
Indemnification receivable from UTC, net	7.5	10.0
Other	8.7	8.8
Other noncurrent assets, net	$91.6	$72.7
The current and noncurrent Rocketdyne Business integration costs incurred and capitalized as of November 30, 2014 and 2013 totaled $38.5 million and $8.6 million , respectively. These integration costs are reimbursable by the U.S. government upon its audit and approval that the Company's planned integration savings will exceed its restructuring costs by a factor of at least two to one. In December 2014, the Company was informed that the Defense Contract Audit Agency had completed its audit of the Company’s restructuring proposal and found that the Company had achieved the required minimum two to one savings to restructuring cost ratio.  Actual recovery of the previously deferred integration costs will take place after the final execution of an Advance Agreement with the Defense Contract Management Agency and determination from the Under Secretary of Defense that the audited restructuring savings exceed the costs by a factor of two to one.  The Company believes these final two actions will be completed in fiscal 2015. The Company reviews on a quarterly basis the probability of recovery of these costs.
The Company amortizes deferred financing costs over the estimated life of the related debt. Amortization of deferred financing costs was $3.6 million, $4.5 million, and $2.9 million in fiscal 2014, 2013, and 2012, respectively.

h.  Other Current Liabilities

	As of November 30,
	2014	2013
	(In millions)
Accrued compensation and employee benefits	$96.1	$97.4
Income taxes	14.1	—
Payable to UTC primarily for Transition Service Agreements	11.9	20.4
Interest payable	14.6	12.3
Contract loss provisions	13.4	10.5
Other	71.6	65.4
Other current liabilities	$221.7	$206.0
i.  Other Noncurrent Liabilities

	As of November 30,
	2014	2013
	(In millions)
Conditional asset retirement obligations	$24.4	$22.9
Pension benefits, non-qualified	19.1	17.2
Deferred compensation	11.1	9.8
Deferred revenue	7.4	8.0
Other	17.7	15.9
Other noncurrent liabilities	$79.7	$73.8
j.  Accumulated Other Comprehensive Loss, Net of Income Taxes
Changes in accumulated other comprehensive loss by components, net of income taxes, related to the Company’s retirement benefit plans are as follows:

	Actuarial Losses, Net	Prior Service Credits, Net	Total
	(In millions)
November 30, 2012	$(491.0)	$4.7	$(486.3)
Actuarial gains arising during the period, net of income taxes	173.5	—	173.5
Amortization of actuarial losses and prior service credits, net of income taxes	91.3	(0.9)	90.4
November 30, 2013	(226.2)	3.8	(222.4)
Actuarial losses arising during the period, net of income taxes	(142.0)	—	(142.0)
Amortization of actuarial losses and prior service credits, net of income taxes	30.7	(0.5)	30.2
November 30, 2014	$(337.5)	$3.3	$(334.2)
The estimated amounts that will be amortized from accumulated other comprehensive loss into net periodic benefit expense in fiscal 2015 are as follows:

	Pension Benefits	Medical and Life Insurance Benefits
	(In millions)
Actuarial losses (gains), net	$83.4	$(3.5)
Prior service credits, net	—	(1.1)
	$83.4	$(4.6)
k. Redeemable Common Stock
The Company inadvertently failed to register with the SEC the issuance of certain of its common shares in its defined contribution 401(k) employee benefit plan (the “Plan”). As a result, certain Plan participants who purchased such securities pursuant to the Plan may have the right to rescind certain of their purchases for consideration equal to the purchase price paid for the securities (or if such security has been sold, to receive consideration with respect to any loss incurred on such sale) plus interest from the date of purchase. As of November 30, 2014 and 2013, the Company has classified 0.1 million and less than 0.1 million shares, respectively, as redeemable common stock because the redemption features are not within the control of the Company. The Company may also be subject to civil and other penalties by regulatory authorities as a result of the failure to register these shares. These shares have always been treated as outstanding for financial reporting purposes. In June 2008, the Company filed a registration statement on Form S-8 to register future transactions in the GenCorp Stock Fund in the Plan. During fiscal 2014, 2013 and 2012, the Company recorded $0.9 million, ($1.0) million, and $0.7 million, respectively, for realized losses/(gains) and interest associated with this matter.
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
The Company has a $8.4 million and $11.9 million indemnification receivable from and payable to UTC, respectively, as of November 30, 2014. Pursuant to the terms of the Amended and Restated Purchase Agreement, the Company is indemnified for certain matters.
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

	Year Ended
	2013	2012
	(In millions, except per share amounts)
Net sales:
As reported	$1,383.1	$994.9
Pro forma	$1,762.7	$1,694.0
Net income:
As reported	$167.9	$(2.6)
Pro forma	$30.7	$38.2
Basic income (loss) per share
As reported	$2.76	$(0.04)
Pro forma	$0.50	$0.64
Diluted income (loss) per share
As reported	$2.11	$(0.04)
Pro forma	$0.47	$0.56

Note 5. Income Taxes
The Company files a consolidated U.S. federal income tax return with its wholly-owned subsidiaries. The components of the Company’s income tax provision (benefit) from continuing operations are as follows:

	Year Ended
	2014	2013	2012
	(In millions)
Current
U.S. federal	$25.1	$(1.4)	$10.9
State and local	5.1	1.0	3.8
	30.2	(0.4)	14.7
Deferred
U.S. federal	(14.8)	(143.4)	3.2
State and local	(2.5)	(50.1)	1.0
	(17.3)	(193.5)	4.2
Income tax provision (benefit)	$12.9	$(193.9)	$18.9
A reconciliation of the U.S. federal statutory income tax rate to the Company’s effective income tax rate on earnings from continuing operations is as follows:

	Year Ended
	2014	2013	2012
Statutory U.S. federal income tax rate - (benefit) provision	(35.0)%	(35.0)%	35.0%
State and local income taxes, net of U.S. federal income tax effect	9.5	(7.4)	20.4
Changes in state income tax rates	(0.6)	(29.2)	—
Reserve adjustments	(0.8)	5.6	21.5
Valuation allowance adjustments	0.3	(680.8)	98.4
Rescindable common stock interest and realized losses (gains)	0.8	(1.4)	1.7
Non-deductible convertible subordinated notes interest	5.8	10.7	21.5
Non-deductible premiums on repurchase of convertible subordinated notes	53.6	6.6	—
Deferred net operating loss to additional paid in capital	—	—	23.0
Research credits	3.4	(4.7)	(75.3)
Retroactive change in federal tax law	—	(5.3)	—
Benefit of manufacturing deductions	(5.0)	—	(9.5)
Other, net	0.7	0.8	6.5
Effective income tax rate - provision (benefit)	32.7%	(740.1)%	143.2%
In fiscal 2014, the Company’s effective tax rate was an income tax expense of 32.7% on a pre-tax loss from continuing operations of $39.4 million. The Company’s effective tax rate differed from the 35.0% statutory federal income tax rate due largely to the non-deductible premiums paid upon the redemption of portions of the convertible debt, state income taxes, impacts from the final Research & Development (“R&D”) credit study, the benefit related to manufacturing deductions, and certain non-deductible interest expense.
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
A valuation allowance is required when it is more-likely-than-not that all or a portion of deferred tax assets may not be realized. Establishment and removal of a valuation allowance requires management to consider all positive and negative evidence and to make a judgmental decision regarding the amount of valuation allowance required as of a reporting date. The weight given to the evidence is commensurate with the extent to which it can be objectively verified. In the evaluations as of November 30, 2014 and 2013, management has considered all available evidence, both positive and negative, including but not limited to the following:
Positive evidence

•	The three year comprehensive cumulative income position exclusive of other comprehensive income impact or non-recurring charges;

•
The improved operating results when combined with that of the Rocketdyne Business, continued growth in contract backlog, and the anticipated impact of the Rocketdyne Business financial results on the Company's forecasted financial performance;

•	The Company’s recent history of generating taxable income which has allowed for the utilization of tax credit carryforwards, and the expected taxable income position for the current year;

•	Favorable trends with respect to Congressional action regarding the easing of sequestration from the Bipartisan Budget Act of 2013; and

•	Favorable trends with respect to the market value of certain real estate assets.
Negative evidence

•	The Company’s exposure to environmental remediation obligations and the related uncertainty as to the ultimate exposure upon settlement;

•	The significance of the Company’s defined benefit pension obligation and related impact it could have in future years;

•	The additional indebtedness incurred in fiscal 2013 related to the acquisition of the Rocketdyne Business that continues to generate interest expense; and

•	The three year comprehensive cumulative loss position as of the end of fiscal 2014.
As of November 30, 2014 and 2013, management believes that the weight of the positive evidence outweighed the negative evidence regarding the realization of the net deferred tax assets. Management will continue to evaluate the ability to realize the Company’s net deferred tax assets and the remaining valuation allowance on a quarterly basis.
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
A reconciliation of the beginning and ending amount of unrecognized tax benefits consists of the following:

	Year Ended
	2014	2013	2012
	(In millions)
Balances at beginning of fiscal year	$6.5	$4.9	$4.5
Increases based on tax positions in prior years	3.4	2.3	0.3
Decreases based on tax position in prior years	(3.6)	—	(0.1)
Increases based on tax positions in current year	—	0.2	0.2
Lapse of statute of limitations	(0.4)	(0.9)	—
Balances at end of fiscal year	$5.9	$6.5	$4.9
As of November 30, 2014, the total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $5.1 million. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of November 30, 2014, the Company’s accrued interest and penalties related to uncertain tax positions was $0.3 million. It is reasonably possible that a reduction of less than $0.1 million of unrecognized tax benefits and related interest may occur within the next 12 months as a result of the expiration of certain statutes of limitations. During fiscal 2014, the Company completed a study relative to its federal and California R&D credits. Based upon the study results, the Company concluded that no additional reserves were required.
The years ended November 30, 2011 through November 30, 2014 remain open to examination for U.S. federal income tax purposes. In addition, the years ended November 30, 2002 through November 30, 2005 remain open as they relate to selected tax attributes utilized during fiscal years 2010 through 2014. For the Company’s other major taxing jurisdictions, the tax years ended November 30, 2003 through November 30, 2014 remain open to examination.
Deferred tax assets and liabilities are as follows:

	As of November 30,
	2014	2013
	(In millions)
Deferred Tax Assets
Accrued estimated costs	$99.3	$90.9
Basis difference in assets and liabilities	18.4	16.4
Tax losses and credit carryforwards	13.0	25.0
Net cumulative defined benefit pension plan losses	192.3	105.8
Retiree medical and life insurance benefits	22.6	26.0
Valuation allowance	(2.6)	(2.6)
Total deferred tax assets	343.0	261.5
Deferred Tax Liabilities
Revenue recognition differences	43.1	50.0
Basis differences in intangible assets	15.6	18.8
Total deferred tax liabilities	58.7	68.8
Total net deferred tax assets	$284.3	$192.7
The deferred tax liabilities considered in the assessment of the realizability of deferred tax assets are of the same character as the temporary differences giving rise to the deferred tax assets. The remaining liabilities will reverse in the same period as the assets, if not sooner.
The year of expiration for the Company’s state net operating loss carryforwards as of November 30, 2014 is as follows (in millions):

2015	$—
2016	28.9
2017	27.0
2018	24.9
2019	130.2
$211.0
Approximately $5.5 million of the state net operating loss carryforwards relate to the exercise of stock options the benefit of which will be credited to equity when realized. The Company has approximately $5.3 million of loss carryover in foreign jurisdictions which have no expiration date.
The Company has a California R&D credit carryover of $0.2 million. The state credits have no expiration date.

Note  6.    Long-Term Debt

	As of November 30,
	2014	2013
	(In millions)
Senior debt	$98.8	$45.0
Senior secured notes	460.0	460.0
Convertible subordinated notes	133.8	193.4
Other debt	89.6	0.8
Total debt, carrying amount	782.2	699.2
Less: Amounts due within one year	(5.3)	(2.9)
Total long-term debt, carrying amount	$776.9	$696.3
As of November 30, 2014, the earlier of the Company’s contractual debt principal maturities or the next debt redemption date that could be exercised at the option of the debt holder, are summarized by fiscal year as follows:

	Total	2015	2016	2017	2018	2019	2021	2022
	(In millions)
Senior debt	$98.8	$5.0	$5.0	$5.0	$5.0	$78.8	$—	$—
Senior secured notes	460.0	—	—	—	—	—	460.0	—
Convertible subordinated notes (1)	133.8	133.6	—	—	—	0.2	—	—
Other debt	89.6	0.3	0.2	0.1	—	—	—	89.0
Total debt	$782.2	$138.9	$5.2	$5.1	$5.0	$79.0	$460.0	$89.0
_______

(1)
With respect to the 4 1/16% Debentures holders option to require the Company to repurchase all of the outstanding 4 1/16% Debentures, or any portion thereof that is a multiple of $1,000 principal amount, on December 31, 2014 ("2014 Put Rights"), the Company has the unilateral option to pay the 4 1/16% Debentures holders in shares of its common stock and has the intent and ability to settle the 2014 Put Rights in shares of its common stock rather than the use of the Company's current assets or short term funding as of November 30, 2014. As of November 30, 2014, the Company had $133.6 million outstanding principal of its 4 1/16% Debentures, convertible into 14.8 million of shares of common stock. As of December 31, 2014, none of the holders of the 4 1/16% Debentures surrendered their 4 1/16% Debentures for repurchase prior to the expiration of the optional repurchase date of December 31, 2014. See Note 16 for January 2015 activity on the Company's 4 1/16% Debentures.

a.  Senior Debt:

	As of November 30,
	2014	2013
	(In millions)
Term loan, bearing interest at variable rates (rate of 2.74% as of November 30, 2014), payable in quarterly installments of $1.3 million plus interest, maturing in May 2019	$98.8	$45.0
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
As of November 30, 2014, the Company had $46.8 million outstanding letters of credit under the $100.0 million subfacility for standby letters of credit and had $98.8 million outstanding under the term loan facility.
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

Financial Covenant	Actual Ratios as of November 30, 2014	Required Ratios
Interest coverage ratio, as defined under the Senior Credit Facility	3.57 to 1.00	Not less than: 2.40 to 1.00
Leverage ratio, as defined under the Senior Credit Facility	3.53 to 1.00	Not greater than: 4.50 to 1.00
The Company was in compliance with its financial and non-financial covenants as of November 30, 2014.

b.  Senior Secured Notes:

	As of November 30,
	2014	2013
	(In millions)
Senior secured notes, bearing interest at 7.125% per annum, interest payments due in March and September, maturing in March 2021	$460.0	$460.0
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
The 7 1/8% Notes are fully and unconditionally and jointly and severally guaranteed on a second-priority senior secured basis by each of the Company’s existing and future subsidiaries that guarantee its obligations under the Company’s existing Senior Credit Facility. These 100% owned subsidiary guarantors are Aerojet Rocketdyne, Aerojet Rocketdyne of DE, Inc. (formerly PWR), Arde and Arde-Barinco (see Note 15). The 7 1/8% Notes are also secured on a second-priority basis by the assets (other than real property) that secure the Company’s and its guarantors’ obligations under the Senior Credit Facility, subject to certain exceptions and permitted liens.
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
c.  Convertible Subordinated Notes:

	As of November 30,
	2014	2013
	(In millions)
Convertible subordinated debentures, bearing interest at 2.25% per annum, interest payments due in May and November, maturing in November 2024	$0.2	$0.2
Convertible subordinated debentures, bearing interest at 4.0625% per annum, interest payments due in June and December, maturing in December 2039	133.6	193.2
Total convertible subordinated notes	$133.8	$193.4
2 1/4% Convertible Subordinated Debentures ("2 1/4% Debentures")
As of November 30, 2014 and 2013, the Company had $0.2 million outstanding principal amount of its 2 1/4% Debentures.
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
Each holder may require the Company to repurchase all or part of its 4 1/16% Debentures on December 31, 2014, 2019, 2024, 2029 and 2034 (each, an “optional repurchase date”) at an optional repurchase price equal to (1) 100% of their principal amount, plus (2) accrued and unpaid interest, if any, up to, but excluding, the date of repurchase. The Company may elect to pay the optional repurchase price in cash, shares of the Company’s common stock, or a combination of cash and shares of the Company’s common stock, at the Company’s option, subject to certain conditions. As of December 31, 2014, none of the holders of the 4 1/16% Debentures surrendered their 4 1/16% Debentures for repurchase prior to the expiration of the optional repurchase date of December 31, 2014.
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
During fiscal 2013, $1.6 million of 4 1/16% Debentures were converted to common stock. Additionally, during fiscal 2013, the Company repurchased $5.2 million principal amount of its 4 1/16% Debentures at various prices ranging from 176% of par to 195% of par. During fiscal 2014, the Company repurchased $59.6 million principal amount of its 4 1/16% Debentures at various prices ranging from 195% of par to 212% of par. A summary of the Company’s 4 1/16% Debentures repurchased during fiscal 2014 is as follows (in millions):

Principal amount repurchased	$59.6
Cash repurchase price	(119.9)
Write-off of deferred financing costs	(0.3)
Loss on 4 1/16% Debentures repurchased	$(60.6)
As of November 30, 2014, the Company had $133.6 million outstanding principal of its 4 1/16% Debentures, convertible into 14.8 million of shares of common stock.
As of November 30, 2014, the Company classified the 4 1/16% Debentures as noncurrent liabilities. The Company had the unilateral option to pay the 4 1/16% Debentures holders in equity and the intent and ability to settle the 4 1/16% Debentures in equity rather than the use of current assets or short term funding as of November 30, 2014.
In January 2015, $34.4 million of 4 1/16% Debentures were converted to 3.8 million shares of common stock.

d.  Other Debt:

	As of November 30,
	2014	2013
	(In millions)
Delayed draw term loan, bearing interest at variable rates (rate of 9.50% as of November 30, 2014), maturing in April 2022	$89.0	$—
Capital lease, payable in monthly installments, maturing in March 2017	0.6	0.8
Total other debt	$89.6	$0.8
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
The proceeds from the term loan facility were used to repurchase a portion of the outstanding 4 1/16% Debentures (see discussion above).

Note 7.	Retirement Benefits
a.  Plan Descriptions
Pension Benefits
The Company's defined benefit pension plan future benefit accrual was discontinued in fiscal 2009. As of November 30, 2014, the Company’s total defined benefit pension plan assets, total projected benefit obligations, and unfunded pension obligation for the tax-qualified pension plans were approximately $1,163.1 million, $1,666.3 million, and $482.8 million, respectively.
The Company does not expect to make any significant cash contributions to its tax-qualified defined benefit pension plan until fiscal 2016. The Company estimates that approximately 86% of its unfunded pension obligation as of November 30, 2014 is related to Aerojet Rocketdyne which will be recoverable through its U.S. government contracts.
On July 6, 2012, the Moving Ahead for Progress in the 21st Century Act (“MAP-21”) was signed into law by the U.S. government. MAP-21, in part, provides temporary relief for employers who sponsor defined benefit pension plans related to funding contributions under the Employee Retirement Income Security Act of 1974. Specifically, MAP-21 implemented a 25-year average interest rate corridor around the 24-month interest rate used for purposes of determining minimum funding obligations. This relief deferred minimum required pension funding. On August 8, 2014, the Highway and Transportation Funding Act was signed into law, which enacts the pension provision that delays the widening of the interest corridor under MAP-21. This law increased the interest rates for the plan year beginning December 1, 2013 and decreased the minimum funding requirement for Pension Protection Act ("PPA").
The PPA requires underfunded pension plans to improve their funding ratios based on the funded status of the plan as of specified measurement dates through contributions or application of prepayment credits. As of the last measurement date at November 30, 2014, the Company has accumulated $23.5 million in prepayment credits as a result of advanced funding.
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

In conjunction with the Acquisition, the Company recorded a $5.3 million pension liability associated with Rocketdyne’s bargaining unit employees. Effective November 30, 2014 and December 31, 2014, the Company discontinued benefit accruals for certain Rocketdyne’s bargaining unit employees.
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
Defined Contribution 401(k) Benefits
The Company sponsors a defined contribution 401(k) plan and participation in the plan is available to substantially all employees. The Company makes matching contributions in cash equal to 100% of the first 3% of the participants’ compensation contributed and 50% of the next 3% of the compensation contributed. The cost of the 401(k) plan was $24.4 million, $14.7 million, and $10.8 million in fiscal 2014, 2013, and 2012, respectively.

b.  Plan Results
Summarized below is the balance sheet impact of the Company’s pension benefits and medical and life insurance benefits. Pension benefits include the consolidated tax-qualified plan and the unfunded non-qualified plan for benefits provided to employees beyond those provided by the Company’s tax-qualified plan. Plan assets, benefit obligations, and the funded status of the plans were determined at November 30, 2014 and 2013 for fiscal 2014 and 2013, respectively.

	Pension Benefits		Medical and Life Insurance Benefits
	As of November 30,
	2014	2013	2014	2013
	(In millions)
Change in fair value of plan assets:
Fair value - beginning of year	$1,258.4	$1,243.1	$—	$—
Gain on plan assets	54.7	150.2	—	—
Employer contributions	1.2	1.2	5.3	5.4
Benefits paid (1)	(134.1)	(136.1)	(5.3)	(5.4)
Lump sum distributions (2)	(17.1)	—	—	—
Fair value - end of year	$1,163.1	$1,258.4	$—	$—
Change in benefit obligation:
Benefit obligation - beginning of year	$1,538.6	$1,717.7	$66.6	$75.8
Service cost	8.8	6.3	0.1	0.1
Interest cost	67.1	61.0	2.5	2.4
Acquisition (3)	—	5.3	—	—
Actuarial losses (gains)	203.0	(115.6)	(5.8)	(6.3)
Benefits paid	(134.1)	(136.1)	(5.3)	(5.4)
Lump sum distributions (2)	(17.1)	—	—	—
Benefit obligation - end of year (4)	$1,666.3	$1,538.6	$58.1	$66.6
Funded status of the plans	$(503.2)	$(280.2)	$(58.1)	$(66.6)
Amounts Recognized in the Consolidated Balance Sheets:
Postretirement medical and life insurance benefits, current	$—	$—	$(6.4)	$(7.3)
Postretirement medical and life insurance benefits, noncurrent	—	—	(51.7)	(59.3)
Pension liability, non-qualified current (component of other current liabilities)	(1.3)	(1.3)	—	—
Pension liability, non-qualified (component of other noncurrent liabilities)	(19.1)	(17.2)	—	—
Pension benefits, noncurrent	(482.8)	(261.7)	—	—
Net Liability Recognized in the Consolidated Balance Sheets	$(503.2)	$(280.2)	$(58.1)	$(66.6)
__________

(1)	Benefits paid for medical and life insurance benefits are net of the Medicare Part D Subsidy of $0.2 million and $0.4 million received in fiscal 2014 and 2013, respectively.

(2)	During fiscal 2014, the Company offered and distributed lump sum pension payouts to terminated vested participants in the pension plan with a lump sum present value of less than $25,000.

(3)	Pension liability associated with certain Rocketdyne’s bargaining unit employees as of the acquisition date of June 14, 2013.

(4)	Pension benefit obligation includes $20.4 million and $18.5 million as of November 30, 2014 and 2013, respectively, for the non-qualified plan.
The accumulated benefit obligation for the defined benefit pension plans was $1,666.0 million and $1,538.3 million as of the November 30, 2014 and 2013 measurement dates, respectively.
Components of retirement benefit expense (income) are:

	Pension Benefits			Medical and Life Insurance Benefits
	Year Ended
	2014	2013	2012	2014	2013	2012
	(In millions)
Service cost	$8.8	$6.3	$4.5	$0.1	$0.1	$0.1
Interest cost on benefit obligation	67.1	61.0	73.5	2.5	2.4	3.3
Assumed return on plan assets (1)	(92.9)	(96.4)	(99.2)	—	—	—
Amortization of prior service credits	—	—	—	(0.9)	(0.9)	(0.1)
Amortization of net losses (gains)	53.8	94.6	62.1	(2.9)	(2.1)	(3.2)
	$36.8	$65.5	$40.9	$(1.2)	$(0.5)	$0.1
__________

(1)	The actual return and rate of return on plan assets are as follows:

	Year Ended
	2014	2013	2012
	(In millions, except rate of return)
Actual return on plan assets	$54.7	$150.2	$81.2
Actual rate of return on plan assets	4.4%	12.5%	6.5%
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

	Pension Benefits		Medical and Life Insurance Benefits
	2014	2013	2014	2013
Discount rate	3.96%	4.54%	3.54%	3.98%
Discount rate (benefit restoration plan)	4.01%	4.65%	*	*
Ultimate healthcare trend rate	*	*	5.00%	5.00%
Initial healthcare trend rate (pre 65/post 65)	*	*	7.00%	8.50%
Year ultimate rate attained (pre 65/post 65)	*	*	2021	2021
______

*	Not applicable
The Company used the following assumptions, calculated based on a weighted-average, to determine the periodic benefit expense (income) for the applicable fiscal year.

	Pension Benefits			Medical and Life Insurance Benefits
	2014	2013	2012	2014	2013	2012
Discount rate	4.54%	3.68%	4.95%	3.98%	3.24%	4.58%
Discount rate (benefit restoration plan)	4.65%	3.77%	4.98%	*	*	*
Expected long-term rate of return on plan assets	8.00%	8.00%	8.00%	*	*	*
Ultimate healthcare trend rate	*	*	*	5.00%	5.00%	5.00%
Initial healthcare trend rate (pre 65/post 65)	*	*	*	8.50%	8.75%	9.00%
Year ultimate rate attained (pre 65/post 65)	*	*	*	2021	2021	2021
______

*	Not applicable
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
The expected long-term rate of return on plan assets represents the rate of earnings expected in the funds invested, and funds to be invested, to provide for anticipated benefit payments to plan participants. The Company evaluated the plan’s historical investment performance, its current and expected asset allocation, and, with input from the Company’s external advisors and investment managers, developed best estimates of future investment performance of the plan’s assets. Based on this analysis, the Company has assumed a long-term rate of return on plan assets of 8.0% for fiscal 2014.
The Company reviews external data and its own historical trends for healthcare costs to determine the healthcare cost trend rates for the medical benefit plans. For fiscal 2014 medical benefit obligations, the Company assumed a 7.0% annual rate of increase for pre and post 65 participants in the per capita cost of covered healthcare claims with the rate decreasing over six years until reaching 5.0%.

A one percentage point change in the key assumptions would have the following effects on the projected benefit obligations as of November 30, 2014 and on expense for fiscal 2014:

	Pension Benefits and Medical and Life Insurance Benefits Discount Rate		Expected Long-term Rate of Return	Assumed Healthcare Cost Trend Rate
	Net Periodic Benefit Expense	Projected Benefit Obligation	Net Periodic Pension Benefit Expense	Net Periodic Medical and Life Insurance Benefit Expense	Accumulated Benefit Obligation
	(In millions)
1% decrease	$22.5	$187.5	$11.6	$(0.4)	$(1.6)
1% increase	(19.3)	(156.6)	(11.6)	0.4	1.8
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
While the Company does not target specific investment allocations, the Company monitors asset allocations periodically to provide diversification by investment type and investment managers as well as managing overall liquidity to meet the Company’s objective of maximizing the total rate of return. The Company’s pension plan's asset allocations as of November 30,

2014 and 2013, by asset category, are as follows:

	As of November 30,
	2014	2013
Cash and cash equivalents	18%	21%
Equity securities	32	30
Fixed income	16	18
Real estate investments	2	1
Private equity holdings	9	8
Alternative investments	23	22
Total	100%	100%
The fair value of the Company’s pension plan assets and liabilities by asset category and by level were as follows:

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In millions)
November 30, 2014
Cash and cash equivalents	$205.9	$166.4	$39.5	$—
Equity securities:
Domestic equity securities	417.4	410.0	7.4	—
International equity securities	43.7	43.3	0.4	—
Derivatives:
Purchased options	0.5	0.5	—	—
Written options	(0.6)	(0.6)	—	—
Short sales	(94.7)	(94.7)	—	—
Fixed income:
U.S. government securities	5.0	—	5.0	—
Corporate debt securities	86.0	1.0	84.7	0.3
Asset-backed securities	114.0	—	114.0	—
Short sales	(15.4)	(10.4)	(5.0)	—
Real estate investments	25.3	—	—	25.3
Private equity holdings	106.8	—	—	106.8
Alternative investments	267.7	—	—	267.7
Total	1,161.6	$515.5	$246.0	$400.1
Receivables	12.9
Payables	(11.4)
Total	$1,163.1

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In millions)
November 30, 2013
Cash and cash equivalents	$272.6	$147.6	$125.0	$—
Equity securities:
Domestic equity securities	422.1	417.0	4.8	0.3
International equity securities	42.5	42.2	0.3	—
Derivatives:
Written options	(0.1)	(0.1)	—	—
Short sales	(81.7)	(81.7)	—	—
Fixed income:
U.S. government securities	5.9	0.3	5.6	—
Corporate debt securities	91.6	1.2	90.0	0.4
Asset-backed securities	131.9	—	131.9	—
Derivatives:
Purchased options	0.1	—	0.1	—
Short sales	(9.1)	(4.5)	(4.6)	—
Forward exchange contracts	(0.2)	—	(0.2)	—
Real estate investments	15.7	—	—	15.7
Private equity holdings	97.7	—	—	97.7
Alternative investments	276.5	—	—	276.5
Total	1,265.5	$522.0	$352.9	$390.6
Receivables	7.4
Payables	(14.5)
Total	$1,258.4
The following is a description of the significant investment strategies and valuation methodologies used for the investments measured at fair value, including the general classification of such investments pursuant to the valuation hierarchy. There have been no changes in the methodologies used at November 30, 2014 and 2013.
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
Real estate investments
Real estate investments include, but are not limited to, investments in office, commercial, residential and industrial properties and are valued based on either cash flows from future rents or sales of comparable properties, which are estimated based on information provided by the Company to independent appraisers.  Real estate investments are classified as Level 3 investments.
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

Changes in the fair value of the Level 3 investments were as follows:

	November 30, 2013	Unrealized Gains (Losses) on Plan Assets	Realized Gains (Losses) on Plan Assets	Purchases, Issuances, and Settlements	November 30, 2014
	(In millions)
Equity securities:
Domestic equity securities	$0.3	$(0.3)	$—	$—	$—
Fixed income:
Corporate debt securities	0.4	(0.1)	—	—	0.3
Real estate investments	15.7	10.0	—	(0.4)	25.3
Private equity holdings	97.7	15.0	—	(5.9)	106.8
Alternative investments	276.5	(18.7)	13.5	(3.6)	267.7
Total	$390.6	$5.9	$13.5	$(9.9)	$400.1

	November 30, 2012	Unrealized Gains (Losses) on Plan Assets	Realized Gains (Losses) on Plan Assets	Purchases, Issuances, and Settlements	Transfers out of Level 3	November 30, 2013
	(In millions)
Equity securities:
Domestic equity securities	$0.3	$—	$—	$—	$—	$0.3
International equity securities	0.1	—	—	—	(0.1)	—
Fixed income:
Corporate debt securities	0.4	—	—	—	—	0.4
Asset-backed securities	—	0.1	(0.1)	—	—	—
Real estate investments	16.7	(0.2)	—	(0.8)	—	15.7
Private equity holdings	74.9	(9.1)	—	31.9	—	97.7
Alternative investments	253.2	41.8	2.5	(21.0)	—	276.5
Total	$345.6	$32.6	$2.4	$10.1	$(0.1)	$390.6
e.  Benefit Payments
The following presents estimated future benefit payments:

	Pension Benefit Payments	Medical and Life Insurance Benefits
Year Ending November 30,		Gross Benefit Payments	Medicare D Subsidy	Net Benefit Payments
	(In millions)
2015	$126.3	$6.7	$0.3	$6.4
2016	124.3	6.5	0.3	6.2
2017	122.3	6.2	0.3	5.9
2018	119.9	5.9	0.3	5.6
2019	117.3	5.5	0.3	5.2
Years 2020 - 2024	543.4	21.9	1.0	20.9

Note 8.	Commitments and Contingencies
a.  Lease Commitments and Income
The Company and its subsidiaries lease certain facilities, machinery and equipment, and office buildings under long-term, non-cancelable operating leases. The leases provide for renewal options ranging from one to nineteen years and require the Company to pay for utilities, insurance, taxes, and maintenance. Rent expense was $23.7 million in fiscal 2014, $20.1 million in fiscal 2013, and $11.8 million in fiscal 2012.

The Company also leases certain surplus facilities to third parties. The Company recorded lease income of $6.2 million in fiscal 2014, $5.7 million in fiscal 2013, and $5.0 million in fiscal 2012 related to these arrangements, which have been included in net sales.
The future minimum rental commitments under non-cancelable operating leases with initial or remaining terms of one year or more and lease revenue in effect as of November 30, 2014 were as follows:

Year Ending November 30,	Future Minimum Rental Commitments	Future Minimum Rental Income
	(In millions)
2015	$19.2	$4.9
2016	17.0	2.5
2017	12.7	0.2
2018	10.6	—
2019	9.9	—
Thereafter	35.8	—
	$105.2	$7.6
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
Asbestos Litigation
The Company has been, and continues to be, named as a defendant in lawsuits alleging personal injury or death due to exposure to asbestos in building materials, products, or in manufacturing operations. The majority of cases are pending in Texas and Pennsylvania. There were 117 asbestos cases pending as of November 30, 2014.
Given the lack of any significant consistency to claims (i.e., as to product, operational site, or other relevant assertions) filed against the Company, the Company is unable to make a reasonable estimate of the future costs of pending claims or unasserted claims. Accordingly, no estimate of future liability has been accrued.
In 2011, Aerojet Rocketdyne received a letter demand from AMEC, plc, (“AMEC”) the successor entity to the 1981 purchaser of the business assets of Barnard & Burk, Inc., a former Aerojet Rocketdyne subsidiary, for Aerojet Rocketdyne to assume the defense of sixteen asbestos cases, involving 271 plaintiffs, pending in Louisiana, and reimbursement of over $1.7 million in past legal fees and expenses. AMEC is asserting that Aerojet Rocketdyne retained those liabilities when it sold the Barnard & Burk assets and agreed to indemnify the purchaser therefor. Under the relevant purchase agreement, the purchaser assumed only certain, specified liabilities relating to the operation of Barnard & Burk before the sale, with Barnard & Burk retaining all unassumed pre-closing liabilities, and Aerojet Rocketdyne agreed to indemnify the purchaser against unassumed liabilities that are asserted against it. Based on the information provided, Aerojet Rocketdyne declined to accept the liability and requested additional information from AMEC pertaining to the basis of the demand. On April 3, 2013, AMEC filed a complaint for breach of contract against Aerojet Rocketdyne in Sacramento County Superior Court, AMEC Construction Management, Inc. v. Aerojet-General Corporation, Case No. 342013001424718. Aerojet Rocketdyne filed its answer to the complaint denying AMEC’s allegations and discovery is ongoing. As of August 31, 2014, AMEC contends it has incurred approximately $3.0 million in past legal fees and expenses. The court has scheduled a trial date for May 18, 2015. The parties attended a mediation session on December 9, 2014 and negotiations are ongoing. As of November 30, 2014, the Company has accrued $0.2 million related to this matter. None of the expenditures related to this matter are recoverable from the U.S. government.
Inflective, Inc. (“Inflective”) Litigation
On December 18, 2014, Inflective filed a complaint against Aerojet Rocketdyne and Kathleen E. Redd, individually, in the Superior Court of the State of California, Sacramento County, Inflective, Inc. v Aerojet Rocketdyne, Inc., Kathleen E. Redd, et al, Case No. T4358. Inflective asserts in the complaint causes for breach of contract, breach of implied contract, false promise, inducing breach of contract, intentional interference with contractual relations, negligent interference with prospective economic relations and intentional interference with prospective economic relations and is seeking damages in excess of $3 million, punitive damages, interest and attorney’s costs. The complaint arises out of the Company’s implementation of ProjectOne, a company-wide enterprise resource planning (“ERP”) system, for which Inflective had been a consultant to the Company. The Company believes the allegations are without merit and intends to contest this matter vigorously. No estimate of liability has been accrued for this matter as of November 30, 2014.
Occupational Safety
On January 16, 2015, the Company received a notice that the State of California, Division of Occupational Safety & Health (“Cal\OSHA”), Bureau of Investigation (“BOI”) is conducting an investigation into an accident that occurred at the Rancho Cordova facility in November 2013.  The accident involved the deflagration of solid rocket propellant following a remote cutting operation and resulted in injuries to two employees, one of whom ultimately died from his injuries.  Cal\OSHA issued nine citations relating to the accident with penalties of approximately $0.1 million, all of which the Company has appealed. The BOI is the criminal investigatory arm of Cal\OSHA and is required by law to investigate any occupational fatality to determine if criminal charges will be recommended. The Company does not believe that circumstances in this matter warrant a criminal recommendation although there can be no assurance on how the BOI will conclude.
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
As of November 30, 2014, the aggregate range of these anticipated environmental costs was $166.0 million to $274.9 million and the accrued amount was $166.0 million. See Note 8(d) for a summary of the environmental reserve activity. Of these accrued liabilities, approximately 97% relates to the Company’s U.S. government contracting business and a portion of this liability is recoverable. The significant environmental sites are discussed below. The balance of the accrued liabilities relates to other sites for which the Company’s obligations are probable and estimable.
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
Aerojet Rocketdyne is involved in various stages of soil and groundwater investigation, remedy selection, design, and remedy construction associated with the operable units. In 2002, the EPA issued a Unilateral Administrative Order (“UAO”) requiring Aerojet Rocketdyne to implement the EPA-approved remedial action in the Western Groundwater Operable Unit. An identical order was issued by the California Regional Water Quality Control Board, Central Valley (“Central Valley RWQCB”). On July 7, 2011, the EPA issued Aerojet Rocketdyne its Approval of Remedial Action Construction Completion Report for Western Groundwater Operable Unit and its Determination of Remedy as Operational and Functional. On September 20, 2011,

the EPA issued two UAOs to Aerojet Rocketdyne to complete a remedial design and implement remedial action for the Perimeter Groundwater Operable Unit. One UAO addresses groundwater and the other addresses soils within the Perimeter Groundwater Operable Unit. Issuance of the UAOs is the next step in the superfund process for the Perimeter Groundwater Operable Unit. Aerojet Rocketdyne submitted a final Remedial Investigation Report for the Boundary Operable Unit in 2010 and a revised Feasibility Study for the Boundary Operable Unit in 2012. A Record of Decision is anticipated to be issued by EPA by mid-2015. A draft Remedial Investigation Report for the Island Operable Unit was submitted in January 2013 and Final Remedial Investigation Report is anticipated after issuance of the Boundary Operable Unit Record of Decision. The remaining operable units are under various stages of investigation.
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
As of November 30, 2014, the estimated range of anticipated costs discussed above for the Sacramento, California site was $130.4 million to $211.3 million and the accrued amount was $130.4 million included as a component of the Company’s environmental reserves. Expenditures associated with this matter are partially recoverable. See Note 8(d) below for further discussion on recoverability.
Baldwin Park Operable Unit (“BPOU”)
As a result of its former Azusa, California operations, in 1994 Aerojet Rocketdyne was named a PRP by the EPA in the area of the San Gabriel Valley Basin superfund site known as the BPOU. Between 1995 and 1997, the EPA issued Special Notice Letters to Aerojet Rocketdyne and eighteen other companies requesting that they implement a groundwater remedy. On June 30, 2000, the EPA issued a UAO ordering the PRPs to implement a remedy consistent with the 1994 record of decision. Aerojet Rocketdyne, along with seven other PRPs (“the Cooperating Respondents”) signed a Project Agreement in late March 2002 with the San Gabriel Basin Water Quality Authority, the Main San Gabriel Basin Watermaster, and five water companies. The Project Agreement, which has a period term of fifteen years, became effective May 9, 2002 and will terminate in May 2017. It is uncertain as to what remedial actions will be required beyond May 2017. However, the Project Agreement stipulates that the parties agree to negotiate in good faith in an effort to reach agreement as to the terms and conditions of an extension of the term in the event that a Final Record of Decision anticipates, or any of the parties desire, the continued operation of all or a substantial portion of the project facilities. In November 2014, the EPA met with representatives from the Cooperating Respondents regarding the end of the Project Agreement and plans for discussions with the water entities. Pursuant to the Project Agreement, the Cooperating Respondents fund through an escrow account the capital, operational, maintenance, and administrative costs of certain treatment and water distribution facilities to be owned and operated by the water companies. There are also provisions in the Project Agreement for maintaining financial assurance.
Aerojet Rocketdyne and the other Cooperating Respondents entered into an interim allocation agreement, which was renewed effective March 28, 2014, that establishes the interim payment obligations, subject to final reallocation, of the Cooperating Respondents for the costs incurred pursuant to the Project Agreement. Under the interim allocation, Aerojet Rocketdyne is responsible for approximately 70% (increased from approximately 68%) of all project costs. Since entering into the Project Agreement, two of the Cooperating Respondents, Huffy Corporation (“Huffy”) and Fairchild Corporation (“Fairchild”), have filed for bankruptcy and are no longer participating in the Project Agreement. The interim allocation has been adjusted to account for their shares. On September 30, 2014, another of the Cooperating Respondents, Reichhold, Inc., filed for bankruptcy under Chapter 11. Reichhold has not accepted or rejected the Project Agreement, but did not provide additional funding required in December 2014 under the Project Agreement for its share.   The financial assurance Reichhold previously provided to the Trust under the Project Agreement is being accessed by the Trust to fund its share.  If Reichhold stops paying, Aerojet Rocketdyne and the remaining Cooperating Respondents will be required to make up the Reichhold share once its security is deemed insufficient or has otherwise been exhausted. Prior to filing for bankruptcy, Fairchild filed suit against the other Cooperating Respondents (the “Fairchild Litigation”), but the litigation is dormant under a bankruptcy court stay, and has been the subject of the mediation and tentative settlement discussed below.
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
As of November 30, 2014, the estimated range of anticipated costs through the term of the Project Agreement for the BPOU site, which expires in 2017, was $21.7 million to $35.6 million and the accrued amount was $21.7 million included as a component of the Company’s environmental reserves. As the Company is unable to reasonably estimate the costs and expenses of this matter after the expiration of the Project Agreement, no reserve has been accrued for this matter for the period after such expiration. The Company cannot yet estimate the future cost due to the uncertainty of project definition, participation and approval by numerous third parties and the regulatory agencies, and the length of a project agreement. When the Company is able to estimate such costs, a reserve for periods after the expiration of the Project Agreement will be established. Expenditures associated with this matter are partially recoverable. See Note 8(d) below for further discussion on recoverability.
Toledo, Ohio Site
The Company previously manufactured products for the automotive industry at a Toledo, Ohio site, which was adjacent to the Ottawa River. This facility was divested in 1990 and the Company indemnified the buyer for claims and liabilities arising out of certain pre-divestiture environmental matters. In August 2007, the Company, along with numerous other companies, received from the United States Department of Interior Fish and Wildlife Service a notice of a Natural Resource Damage (“NRD”) Assessment Plan for the Ottawa River and Northern Maumee Bay. A group of PRPs, including the Company, was formed to respond to the NRD assessment and to pursue funding from the Great Lakes Legacy Act for primary restoration. In August 2013, the PRPs voted to accept the State and Federal Trustees’ proposal resolving the NRD Assessment and other claims. A Consent Decree must be negotiated and approved before the settlement becomes final. As of November 30, 2014, the estimated range of the Company’s share of anticipated remaining costs for the NRD matter was $0.2 million to $0.5 million and the accrued amount was $0.2 million. None of the expenditures related to this matter are recoverable from the U.S. government.
In November 2014, the Company entered into a tentative settlement agreement with Textileather and the City of Toledo (the “City”) whereby the City would purchase the Textileather site and relieve the Company and Textileather of any responsibility for remediation of on-site contamination. The agreement is contingent on the City’s due diligence investigation and U.S. EPA transferring remediation obligations from Textileather to the City by way of Administrative Order.
Wabash, Indiana Site
The Company owned and operated a former rubber processing plant in Wabash, Indiana from 1937 to 2004. Pursuant to a request from the Indiana Department of Environmental Management (“IDEM”), the Company conducted an initial site investigation of the soil and groundwater at the site and a report was submitted to IDEM. By letter of June 11, 2014, IDEM directed the Company to conduct additional investigation of the site, including a vapor intrusion investigation in areas in and around the site where trichloroethene levels in groundwater were found to exceed screening levels for vapor intrusion. A vapor mitigation system was installed in one residence where indoor air screening levels were exceeded and efforts are ongoing to install mitigation systems at two other locations. The Company intends to conduct further investigations of the site in accordance with the IDEM request. The Company sent demands to other former owners/operators of the site to participate in the site work, but no party has agreed to participate as of yet. As of November 30, 2014, the estimated range of the Company's share of anticipated costs for the Wabash, Indiana site was $0.7 million to $1.2 million and the accrued amount was $0.7 million. None of the expenditures related to this matter are recoverable from the U.S. government.
d. Environmental Reserves and Estimated Recoveries
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
A summary of the Company’s environmental reserve activity is shown below:

	Aerojet Rocketdyne- Sacramento	Aerojet Rocketdyne- BPOU	Other Aerojet Rocketdyne Sites	Total Aerojet Rocketdyne	Other	Total Environmental Reserve
	(In millions)
November 30, 2011	$130.7	$38.6	$12.1	$181.4	$9.2	$190.6
Additions	24.5	5.9	3.8	34.2	0.5	34.7
Expenditures	(14.7)	(13.3)	(5.1)	(33.1)	(2.7)	(35.8)
November 30, 2012	140.5	31.2	10.8	182.5	7.0	189.5
Additions	9.8	5.1	0.1	15.0	3.8	18.8
Expenditures	(22.3)	(9.4)	(2.7)	(34.4)	(2.6)	(37.0)
November 30, 2013	128.0	26.9	8.2	163.1	8.2	171.3
Additions	24.0	4.5	3.3	31.8	1.9	33.7
Expenditures	(21.6)	(9.7)	(3.4)	(34.7)	(4.3)	(39.0)
November 30, 2014	$130.4	$21.7	$8.1	$160.2	$5.8	$166.0
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

Pre-Close Environmental Costs	$20.0
Amount spent through November 30, 2014	(17.4)
Amount included as a component of reserves for environmental remediation costs in the consolidated balance sheet as of November 30, 2014	(2.6)
Remaining Pre-Close Environmental Costs	$—
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
Pursuant to the Northrop Agreement, environmental expenditures to be reimbursed are subject to annual limitations and the total reimbursements are limited to a ceiling of $189.7 million. A summary of the Northrop Agreement activity is shown below (in millions):

Total reimbursable costs under the Northrop Agreement	$189.7
Amount reimbursed to the Company through November 30, 2014	(107.2)
Potential future cost reimbursements available (1)	82.5
Long-term receivable from Northrop in excess of the annual limitation included in the consolidated balance sheet as of November 30, 2014	(74.8)
Amounts recoverable from Northrop in future periods included as a component of recoverable from the U.S. government and other third parties for environmental remediation costs in the consolidated balance sheet as of November 30, 2014	(7.7)
Potential future recoverable amounts available under the Northrop Agreement	$—
 ______
(1) Includes the short-term receivable from Northrop of $6.0 million as of November 30, 2014.
The Company’s applicable cost estimates reached the cumulative limitation under the Northrop Agreement during the third quarter of fiscal 2010. The Company has expensed $30.5 million of environmental remediation provision adjustments above the cumulative limitation under the Northrop Agreement through November 30, 2014. Accordingly, subsequent to the third quarter of fiscal 2010, the Company has incurred a higher percentage of expense related to additions to the Sacramento site and BPOU site environmental reserve until, and if, an arrangement is reached with the U.S. government. While the Company is currently seeking an arrangement with the U.S. government to recover environmental expenditures in excess of the reimbursement ceiling identified in the Northrop Agreement, there can be no assurances that such a recovery will be obtained, or if not obtained, that such unreimbursed environmental expenditures will not have a materially adverse effect on the Company’s operating results, financial condition, and/or cash flows.
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

	Year Ended
	2014	2013	2012
	(In millions)
Estimated recoverable amounts under U.S. government contracts	$22.9	$10.4	$23.1
Charge to consolidated statement of operations	10.8	8.4	11.6
Total environmental reserve additions	$33.7	$18.8	$34.7

e.  Arrangements with Off-Balance Sheet Risk
As of November 30, 2014, arrangements with off-balance sheet risk consisted of:

•
$46.8 million in outstanding commercial letters of credit expiring through October 2015, the majority of which may be renewed, primarily to collateralize obligations for environmental remediation and insurance coverage.

•	$43.9 million in outstanding surety bonds to satisfy indemnification obligations for environmental remediation coverage.

•	Up to $120.0 million aggregate in guarantees by GenCorp of Aerojet Rocketdyne’s obligations to U.S. government agencies for environmental remediation activities.

•	$55.0 million related to the pending future acquisition of UTC’s 50% ownership interest of RD Amross.

•	Guarantees, jointly and severally, by the Company’s material domestic subsidiaries of their obligations under the Senior Credit Facility and 7 1/8% Notes.
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

Note 9.	Stockholders’ (Deficit) Equity
a.  Preference Stock
As of November 30, 2014 and 2013, 15.0 million shares of preferred stock were authorized and none were issued or outstanding.
b.  Common Stock
As of November 30, 2014, the Company had 150.0 million authorized shares of common stock, par value $0.10 per share, of which 58.8 million shares (includes redeemable common stock and unvested restricted shares) were issued and outstanding, and 25.9 million shares were reserved for future issuance for the exercise of stock options (seven and ten year contractual life) and restricted stock (no maximum contractual life), payment of awards under stock-based compensation plans, and conversion of the Company’s Notes. See Note 3(k) for information about the Company’s redeemable common stock.
c.  Treasury Stock
During fiscal 2014, the Company repurchased 3.5 million of its common shares at a cost of $64.5 million. The Company reflects stock repurchases in its financial statements on a “settlement” basis.

d.  Stock-based Compensation
Total stock-based compensation expense by type of award was as follows:

	Year Ended
	2014	2013	2012
	(In millions)
SARS	$(3.2)	$9.4	$2.7
Stock options	0.3	0.3	0.8
Restricted shares, service based	4.3	2.3	2.2
Restricted shares, performance based	4.3	2.1	0.8
Total stock-based compensation expense	$5.7	$14.1	$6.5

Stock Appreciation Rights:    As of November 30, 2014, a total of 1.3 million SARS were outstanding under the 1999 Equity and Performance Incentive Plan (“1999 Plan”) and 2009 Equity and Performance Incentive Plan (“2009 Plan”). SARS granted to employees generally vest in one-third increments at one year, two years, and three years from the date of grant and have a ten year contractual life under the 1999 Plan and a seven year contractual life under the 2009 Plan. SARS granted to directors of the Company typically vest over a one year service period (half after six months and half after one year) and have a ten year contractual life under the 1999 Plan and a seven year contractual life under the 2009 Plan. These awards are similar to the Company’s employee stock options, but are settled in cash rather than in shares of common stock, and are classified as liability awards. Compensation cost for these awards is determined using a fair-value method and remeasured at each reporting date until the date of settlement. Stock-based compensation expense recognized is based on SARS ultimately expected to vest, and therefore it has been reduced for estimated forfeitures.
A summary of the status of the Company’s SARS as of November 30, 2014 and changes during fiscal 2014 is presented below:

	SARS (In millions)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (In millions)
Outstanding at November 30, 2013	1.5	$10.88
Exercised	(0.2)	11.24
Outstanding at November 30, 2014	1.3	$10.84	2.5	$8.4
Exercisable at November 30, 2014	1.3	$10.81	2.5	$8.4
The weighted average grant date fair value for SARS granted in fiscal 2013 and 2012 was $12.08 and $5.76, respectively. The total intrinsic value for SARS liabilities paid in fiscal 2014 and 2013 was $1.0 million and $1.1 million, respectively. No SARS were exercised in fiscal 2012. As of November 30, 2014, there was $0.1 million of total stock-based compensation related to nonvested SARS. That cost is expected to be recognized over an estimated weighted-average amortization period of 17 months.
Restricted Stock, service-based:    As of November 30, 2014, a total of 0.7 million shares of service-based restricted stock were outstanding which vest based on years of service under the 2009 Plan. Restricted shares are granted to key employees and directors of the Company. The fair value of the restricted stock awards was based on the closing market price of the Company’s common stock on the date of award and is being amortized on a straight line basis over the service period. Stock-based compensation expense recognized is based on service-based restricted stock ultimately expected to vest, and therefore it has been reduced for estimated forfeitures.
The following is summary of the status of the Company’s service-based restricted stock as of November 30, 2014 and changes during fiscal 2014:

	Service Based Restricted Stock (In millions)	Weighted Average Grant Date Fair Value
Outstanding at November 30, 2013	0.5	$10.91
Granted	0.4	17.22
Vested	(0.2)	11.20
Outstanding at November 30, 2014	0.7	$13.80
Expected to vest at November 30, 2014	0.7	$13.81
As of November 30, 2014, there was $5.9 million of total stock-based compensation related to nonvested service-based restricted stock. That cost is expected to be recognized over an estimated weighted-average amortization period of 21 months. The intrinsic value of the service-based restricted stock outstanding and expected to vest at November 30, 2014 was $11.3 million and $10.9 million, respectively. The weighted average grant date fair values for service-based restricted stock granted in fiscal 2013 and 2012 was $15.47 and $7.05, respectively.
Restricted Stock, performance-based:    As of November 30, 2014, a total of 1.2 million shares of performance-based restricted shares were outstanding under the 2009 Plan. The performance-based restricted stock vests if the Company meets various operations and earnings targets set by the Organization & Compensation Committee of the Board. The fair value of the performance-based restricted stock awards was based on the closing market price of the Company’s common stock on the date of award and is being amortized over the estimated service period to achieve the operations and earnings targets. Stock-based compensation expense recognized for all years presented is based on performance-based restricted stock ultimately expected to vest, and therefore it has been reduced for estimated forfeitures.
The following is a summary of the status of the Company’s performance-based restricted stock as of November 30, 2014 and changes during fiscal 2014:

	Performance Based Restricted Stock (In millions)	Weighted Average Grant Date Fair Value
Outstanding at November 30, 2013	0.8	$10.42
Granted	0.7	17.25
Vested	(0.3)	6.07
Outstanding at November 30, 2014	1.2	$14.67
Expected to vest at November 30, 2014	1.3	$14.36
As of November 30, 2014, there was $5.8 million of total stock-based compensation related to nonvested performance-based restricted stock. That cost is expected to be recognized over an estimated weighted-average amortization period of 17 months. The intrinsic value of the performance-based restricted stock outstanding and expected to vest at November 30, 2014 was $20.8 million and $21.7 million, respectively. The weighted average grant date fair values for performance-based restricted stock granted in fiscal 2013 and 2012 was $17.44 and $6.87, respectively.
Stock Options:    As of November 30, 2014, a total of 0.7 million stock options were outstanding under the 1999 Plan and 2009 Plan. The 2009 stock option grants are primarily performance-based and vest if the Company meets various operations and earnings targets set by the Organization & Compensation Committee of the Board of Directors. The fair value is being amortized over the estimated service period to achieve the operations and earnings targets.
A summary of the status of the Company’s stock options as of November 30, 2014 and changes during fiscal 2014 is presented below:

	Stock Options (In millions)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Intrinsic Value (In millions)
Outstanding at November 30, 2013	0.6	$5.57
Granted	0.1	17.03
Outstanding at November 30, 2014	0.7	$6.64	3.5	$6.5
Exercisable at November 30, 2014	0.6	$6.27	3.4	$6.5
Expected to vest at November 30, 2014	0.1	$17.27	6.3	$—
The total intrinsic value for options exercised in fiscal 2014, 2013, 2012 was $0.5 million, $0.6 million, $0.4 million, respectively. The weighted average grant date fair value for stock options granted in fiscal 2014 and 2012 was $10.33 and $3.46, respectively. No stock options were granted during fiscal 2013. The stock options granted in fiscal 2012 totaled to less than 0.1 million.
The following table summarizes the range of exercise prices and weighted-average exercise prices for options outstanding as of November 30, 2014 under the Company’s stock option plans:

		Outstanding
Year Granted	Range of Exercise Prices	Stock Options Outstanding (In millions)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)
2009	$4.54	0.1	$4.54	4.5
2010	$4.91 - $7.14	0.4	$5.51	2.7
2011	$6.01	0.1	$6.01	3.3
2014	$16.59 - $17.27	0.1	$17.03	6.3
		0.7

Valuation Assumptions
The fair value of stock options was estimated using a Black-Scholes Model with the following weighted average assumptions:

	Year Ended
	2014	2012
Expected life (in years)	7.0	7.0
Volatility	58.92%	57.47%
Risk-free interest rate	2.27%	1.54%
The fair value of SARS was estimated using a Black-Scholes Model with the following weighted average assumptions:

	Year Ended
	2014	2013	2012
Expected life (in years)	2.6	3.6	3.7
Volatility	28.00%	44.30%	55.47%
Risk-free interest rate	0.75%	0.84%	0.51%
Expected Term: The Company’s expected term represents the period that the Company’s stock-based awards are expected to be outstanding and was determined based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards and vesting schedules.
Expected Volatility: The fair value of stock-based payments was determined using the Black-Scholes Model with a volatility factor based on the Company’s historical stock prices. The range of expected volatility used in the Black-Scholes Model was 21% to 41% as of November 30, 2014.
Expected Dividend: The Black-Scholes Model requires a single expected dividend yield as an input. The Senior Credit Facility restricts the payment of dividends and the Company does not anticipate paying cash dividends in the foreseeable future. Accordingly, the Company did not apply an expected dividend yield to the Black-Scholes Model for all periods presented.
Risk-Free Interest Rate: The Company bases the risk-free interest rate used in the Black-Scholes Model on the implied yield currently available on U.S. Treasury zero-coupon issues with an equivalent remaining term. The range of risk-free interest rates used in the Black-Scholes Model was 0.17% to 1.62% as of November 30, 2014.
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
Customers that represented more than 10% of net sales for the periods presented are as follows:

	Year Ended
	2014	2013	2012
Lockheed Martin	28%	23%	32%
ULA	25	18	*
Raytheon	17	32	37
NASA	11	*	*
________
 * Less than 10%
Selected financial information for each reportable segment is as follows:

	Year Ended
	2014	2013	2012
	(In millions)
Net Sales:
Aerospace and Defense	$1,591.2	$1,377.4	$986.1
Real Estate	6.2	5.7	8.8
Total Net Sales	$1,597.4	$1,383.1	$994.9
Segment Performance:
Aerospace and Defense	$141.3	$147.6	$115.5
Environmental remediation provision adjustments	(8.8)	(4.6)	(11.4)
Retirement benefit expense	(24.5)	(44.2)	(18.9)
Unusual items	(0.9)	(1.6)	(0.7)
Aerospace and Defense Total	107.1	97.2	84.5
Real Estate	4.2	3.8	3.7
Total Segment Performance	$111.3	$101.0	$88.2
Reconciliation of segment performance to (loss) income from continuing operations before income taxes:
Segment performance	$111.3	$101.0	$88.2
Interest expense	(52.7)	(48.7)	(22.3)
Interest income	0.1	0.2	0.6
Stock-based compensation expense	(5.7)	(14.1)	(6.5)
Corporate retirement benefit expense	(11.1)	(20.8)	(22.1)
Corporate and other	(20.5)	(20.9)	(12.7)
Unusual items	(60.8)	(22.9)	(12.0)
(Loss) income from continuing operations before income taxes	$(39.4)	$(26.2)	$13.2
Aerospace and Defense	$43.1	$63.2	$37.2
Real Estate	—	—	—
Corporate	0.3	—	—
Capital Expenditures	$43.4	$63.2	$37.2
Aerospace and Defense	$63.0	$43.1	$21.7
Real Estate	0.7	0.7	0.6
Corporate	—	—	—
Depreciation and Amortization	$63.7	$43.8	$22.3

	As of November 30,
	2014	2013
	(In millions)
Assets:
Aerospace and Defense (1)	$1,434.8	$1,349.1
Real Estate	120.5	109.3
Identifiable assets	1,555.3	1,458.4
Corporate	366.3	296.9
Total Assets	$1,921.6	$1,755.3
 _________

(1)
The Aerospace and Defense operating segment had $164.4 million and $159.6 million of goodwill as of November 30, 2014 and 2013, respectively. In addition, as of November 30, 2014 and 2013 intangible assets balances (other than goodwill) were $122.2 million and $135.7 million, respectively, in the Aerospace and Defense operating segment.

Note 11.     Cost Reduction Plan
On January 30, 2014, the Company announced a cost reduction plan (the “Restructuring Plan - Phase I”) which resulted in the reduction of the Company’s overall headcount by approximately 260 employees. In connection with the Restructuring Plan - Phase I, the Company recorded a liability of $10.0 million in the first quarter of fiscal 2014, consisting of costs for severance, employee-related benefits and other associated expenses.
The costs of the Restructuring Plan - Phase I of $6.3 million related to ongoing business volume were recovered as a component of overhead in fiscal 2014. These restructuring costs were a component of the Company’s fiscal 2014 U.S. government forward pricing rates, and therefore, were recovered through the pricing of the Company’s products and services to the U.S. government.
The costs of the Restructuring Plan - Phase I of $3.0 million related to the acquisition of the Rocketdyne Business, as of November 30, 2014, have been capitalized and recorded in other noncurrent assets in the consolidated balance sheet. See Note 3(g) for a discussion of the capitalization of such costs.
As part of the Company's ongoing efforts to optimize business resources, during the fourth quarter of fiscal 2014, the Company determined a cost reduction plan (the “Restructuring Plan - Phase II”) was necessary which resulted in the reduction of the Company's overall headcount by approximately 90 employees and the closing of a facility. In connection with the Restructuring Plan - Phase II, the Company recorded a liability of $4.3 million in the fourth quarter of fiscal 2014, consisting of costs for severance, employee-related benefits and other associated expenses. These restructuring costs are a component of the Company’s fiscal 2015 U.S. government forward pricing rates, and therefore, will be recovered through the pricing of the Company’s products and services to the U.S. government.

Note 12.	Quarterly Financial Data (Unaudited)

	Previously Reported	Revised	Previously Reported	Revised	Previously Reported	Revised
	First Quarter	First Quarter	Second Quarter	Second Quarter	Third Quarter	Third Quarter	Fourth Quarter
	(In millions, except per share amounts)
2014 (1)
Net sales	$329.7	$332.1	$403.1	$404.5	$419.5	$421.2	$439.6
Cost of sales (exclusive of items shown separately on Statement of Operations)	286.0	288.5	367.0	369.4	374.2	376.5	373.7
(Loss) income from continuing operations before income taxes	(0.1)	(0.5)	(49.6)	(50.7)	(10.4)	(11.1)	22.9
(Loss) income from continuing operations	(2.1)	(2.3)	(49.4)	(50.1)	(9.7)	(10.1)	10.2
(Loss) income from discontinued operations, net of income taxes	—	—	(0.8)	(0.8)	0.2	0.2	(0.1)
Net (loss) income	(2.1)	(2.3)	(50.2)	(50.9)	(9.5)	(9.9)	10.1
Basic (loss) income per share from continuing operations	(0.03)	(0.04)	(0.86)	(0.87)	(0.17)	(0.18)	0.17
Basic (loss) income per share from discontinued operations, net of income taxes	—	—	(0.01)	(0.01)	—	—	—
Basic net (loss) income per share	(0.03)	(0.04)	(0.87)	(0.88)	(0.17)	(0.18)	0.17
Diluted (loss) income per share from continuing operations	(0.03)	(0.04)	(0.86)	(0.87)	(0.17)	(0.18)	0.15
Diluted (loss) income per share from discontinued operations, net of income taxes	—	—	(0.01)	(0.01)	—	—	—
Diluted net (loss) income per share	$(0.03)	$(0.04)	$(0.87)	$(0.88)	$(0.17)	$(0.18)	$0.15
_______
(1) During the fourth quarter of fiscal 2014, the Company identified errors that resulted in the Company revising each reporting period during fiscal 2014 which impacted net sales, cost of sales, and depreciation expense and the related balance sheet accounts. The errors relate to the following matters: (i) contract accounting; (ii) property, plant and equipment in-service dates; and (iii) accounting for a collaboration agreement. Management concluded that the errors are not material to the financial statements for those periods and that the Form 10-Q filings for those periods can continue to be relied upon.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter(1)
	(In millions, except per share amounts)
2013
Net sales	$243.7	$286.6	$367.5	$485.3
Cost of sales (exclusive of items shown separately on Statement of Operations)	217.5	254.4	326.7	431.0
(Loss) income from continuing operations before income taxes	(9.2)	(9.6)	(9.0)	1.6
(Loss) income from continuing operations	(14.1)	(11.7)	197.6	(4.1)
Income (loss) from discontinued operations, net of income taxes	0.1	(0.1)	(0.2)	0.4
Net (loss) income	(14.0)	(11.8)	197.4	(3.7)
Basic (loss) income per share from continuing operations	(0.24)	(0.20)	3.25	(0.07)
Basic income per share from discontinued operations, net of income taxes	—	—	—	0.01
Basic net (loss) income per share	(0.24)	(0.20)	3.25	(0.06)
Diluted (loss) income per share from continuing operations	(0.24)	(0.20)	2.39	(0.07)
Diluted income per share from discontinued operations, net of income taxes	—	—	—	0.01
Diluted net (loss) income per share	$(0.24)	$(0.20)	$2.39	$(0.06)
______

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
Summarized financial information for discontinued operations is set forth below:

	Year Ended
	2014	2013	2012
	(In millions)
Net sales	$—	$—	$—
(Loss) income before income taxes	(1.2)	(0.9)	2.6
Income tax benefit	0.5	1.1	0.5
Net (loss) income from discontinued operations	(0.7)	0.2	3.1

Note 14.	Unusual Items
Total unusual items expense, a component of other expense, net in the consolidated statements of operations was as follows:

	Year Ended
	2014	2013	2012
	(In millions)
Aerospace and Defense:
Loss (gain) on legal matters and settlements	$0.9	$(1.0)	$0.7
Rocketdyne Business acquisition related costs	—	2.6	—
Aerospace and defense unusual items	0.9	1.6	0.7
Corporate:
Rocketdyne Business acquisition related costs	—	17.4	11.6
Loss on debt repurchased	60.6	5.0	0.4
Loss on legal settlement	—	0.5	—
Loss on bank amendment	0.2	—	—
Corporate unusual items	60.8	22.9	12.0
Total unusual items	$61.7	$24.5	$12.7

Fiscal 2014 Activity:
The Company recorded a charge of $0.2 million related to an amendment to the Senior Credit Facility.
The Company recorded $0.9 million for realized losses and interest associated with the failure to register with the SEC the issuance of certain of the Company’s common shares under the defined contribution 401(k) employee benefit plan.
A summary of the Company’s loss on the 4 1/16% Debentures repurchased is as follows (in millions):

Principal amount repurchased	$59.6
Cash repurchase price	(119.9)
Write-off of deferred financing costs	(0.3)
Loss on 4 1/16% Debentures repurchased	$(60.6)
Fiscal 2013 Activity:
The Company recorded a charge of $0.5 million related to a legal settlement.
The Company recorded ($1.0) million for realized gains and interest associated with the failure to register with the SEC the issuance of certain of the Company’s common shares under the defined contribution 401(k) employee benefit plan.
The Company incurred expenses of $20.0 million, including internal labor costs of $1.4 million, related to the Rocketdyne Business acquisition in fiscal 2013.
A summary of the Company’s loss on the 4 1/16% Debentures repurchased is as follows (in millions):

Principal amount repurchased	$5.2
Cash repurchase price	(10.1)
Write-off of deferred financing costs	(0.1)
Loss on 4 1/16% Debentures repurchased	$(5.0)
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
The Company redeemed $75.0 million of its 9 1/2% Senior Subordinated Notes ("9 1/2% Notes") at a redemption price of 100% of the principal amount. The redemption resulted in a charge of $0.4 million associated with the write-off of the 9 1/2% Notes deferred financing costs.

Note 15.	Condensed Consolidating Financial Information
The Company is providing condensed consolidating financial information for its domestic subsidiaries that have guaranteed the 7 1/8% Notes, and for those subsidiaries that have not guaranteed the 7 1/8% Notes. These 100% owned subsidiary guarantors (Aerojet Rocketdyne, Aerojet Rocketdyne of DE, Inc. (formerly PWR), Arde and Arde-Barinco) have, jointly and severally, fully and unconditionally guaranteed the 7 1/8% Notes subject to release under the following circumstances: (i) to enable the disposition of such property or assets to a party that is not the Company or a subsidiary guarantor to the extent permitted by and consummated in compliance with the indenture governing the 7 1/8% Notes; (ii) in case of a subsidiary guarantor that is released from its subsidiary guarantee, the release of the property and assets of such subsidiary guarantor; (iii) as permitted or required by the intercreditor agreement; (iv) with the consent of the holder of at least a majority in principal amount of the outstanding 7 1/8% Notes; or (v) when permitted or required by the indenture governing the 7 1/8% Notes. Prior to the consummation of the Acquisition and escrow release date, the 7 1/8% Notes were secured by a first priority security interest in the escrow account and all deposits and investment property therein. Following the consummation of the Acquisition and escrow release date on June 14, 2013, the subsidiary guarantees are a senior secured obligation of each subsidiary guarantor and rank (i) effectively junior to all of existing and future first-priority senior secured debt, including borrowings under the Senior Credit Facility, to the extent of the value of the assets securing such debt; (ii) effectively senior to all of the Company’s existing and future unsecured senior debt; (iii) senior in right of payment to all of the Company’s existing and future subordinated debt; and (iv) structurally subordinated to all existing and future liabilities of non-guarantor subsidiaries.
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
The Company revised its consolidating balance sheet as of November 30, 2013 and statement of cash flows for fiscal 2013 to correct for the misclassification of intercompany transactions between the Parent and the Guarantor Subsidiaries columns. The adjustments had no impact on the consolidated amounts previously reported.
The revision on the consolidating balance sheet as of November 30, 2013 resulted in the following: (i) a decrease of $38.0 million in intercompany receivable to the Parent column and a corresponding decrease of $38.0 million in intercompany payable to the Guarantor Subsidiaries column; and (ii) a decrease of $38.0 million in other current liabilities to the Parent column and a corresponding increase of $38.0 million in other current liabilities to the Guarantor Subsidiaries column.
In addition, the revision on the consolidating statement of cash flows resulted in a decrease of $38.0 million to “net cash provided by operating activities” to the Parent column for fiscal 2013, with a corresponding increase to “net cash provided by financing activities.” The Company also revised the Guarantor Subsidiaries column in the consolidating statement of cash flows to increase “net cash provided by operating activities” by $38.0 million for fiscal 2013, with a corresponding decrease to “net cash provided by financing activities.”
These revisions, which the Company determined are not material to any period presented, had no impact on any financial statements or footnotes, except for the Parent and Guarantor Subsidiaries columns of the consolidating balance sheet as of November 30, 2013 and the statement of cash flows for fiscal 2013.

Condensed Consolidating Statements of Operations and Comprehensive (Loss) Income

Year ended fiscal 2014	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
	(In millions)
Net sales	$—	$1,570.9	$26.5	$—	$1,597.4
Cost of sales (exclusive of items shown separately below)	—	1,384.7	23.9	(0.5)	1,408.1
Selling, general and administrative	12.6	23.7	1.6	—	37.9
Depreciation and amortization	0.1	62.5	1.1	—	63.7
Interest expense	50.1	2.6	—	—	52.7
Other, net	59.1	18.5	(3.7)	0.5	74.4
(Loss) income from continuing operations before income taxes	(121.9)	78.9	3.6	—	(39.4)
Income tax (benefit) provision	(8.4)	19.6	1.7	—	12.9
(Loss) income from continuing operations	(113.5)	59.3	1.9	—	(52.3)
Loss from discontinued operations	(0.7)	—	—	—	(0.7)
(Loss) income before equity income of subsidiaries	(114.2)	59.3	1.9	—	(53.0)
Equity income of subsidiaries	61.2	—	—	(61.2)	—
Net (loss) income	$(53.0)	$59.3	$1.9	$(61.2)	$(53.0)
Comprehensive (loss) income	$(164.8)	$(33.3)	$1.9	$31.4	$(164.8)

Year ended fiscal 2013	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
	(In millions)
Net sales	$—	$1,354.7	$28.4	$—	$1,383.1
Cost of sales (exclusive of items shown separately below)	—	1,206.3	23.9	(0.6)	1,229.6
Selling, general and administrative	31.1	21.2	1.3	—	53.6
Depreciation and amortization	0.1	42.6	1.1	—	43.8
Interest expense	46.2	2.5	—	—	48.7
Other, net	32.8	2.8	(2.6)	0.6	33.6
(Loss) income from continuing operations before income taxes	(110.2)	79.3	4.7	—	(26.2)
Income tax benefit	(81.8)	(101.8)	(10.3)	—	(193.9)
(Loss) income from continuing operations	(28.4)	181.1	15.0	—	167.7
Income from discontinued operations	0.2	—	—	—	0.2
(Loss) income before equity income of subsidiaries	(28.2)	181.1	15.0	—	167.9
Equity income of subsidiaries	196.1	—	—	(196.1)	—
Net income	$167.9	$181.1	$15.0	$(196.1)	$167.9
Comprehensive income	$431.8	$375.7	$15.0	$(390.7)	$431.8

Year ended fiscal 2012	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
	(In millions)
Net sales	$—	$962.0	$32.9	$—	$994.9
Cost of sales (exclusive of items shown separately below)	—	844.2	26.0	(0.6)	869.6
Selling, general and administrative	26.4	14.6	0.9	—	41.9
Depreciation and amortization	0.1	21.1	1.1	—	22.3
Interest expense	18.7	3.6	—	—	22.3
Other, net	26.7	(4.3)	2.6	0.6	25.6
(Loss) income from continuing operations before income taxes	(71.9)	82.8	2.3	—	13.2
Income tax (benefit) provision	(16.9)	34.4	1.4	—	18.9
(Loss) income from continuing operations	(55.0)	48.4	0.9	—	(5.7)
Income from discontinued operations	3.1	—	—	—	3.1
(Loss) income before equity income of subsidiaries	(51.9)	48.4	0.9	—	(2.6)
Equity income of subsidiaries	49.3	—	—	(49.3)	—
Net (loss) income	$(2.6)	$48.4	$0.9	$(49.3)	$(2.6)
Comprehensive (loss) income	$(189.5)	$(119.5)	$0.9	$118.6	$(189.5)

Condensed Consolidating Balance Sheets

November 30, 2014	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
	(In millions)
Cash and cash equivalents	$271.6	$—	$—	$(5.7)	$265.9
Accounts receivable	—	170.4	2.5	—	172.9
Inventories	—	133.6	5.4	—	139.0
Recoverable from the U.S. government, Northrop, and other third parties for environmental remediation costs	0.1	25.3	—	—	25.4
Other current assets, net	3.5	31.6	0.8	—	35.9
Income taxes	31.0	1.8	—	(30.7)	2.1
Deferred income taxes	5.6	18.8	0.9	—	25.3
Total current assets	311.8	381.5	9.6	(36.4)	666.5
Property, plant and equipment, net	4.7	356.9	5.9	—	367.5
Recoverable from the U.S. government and other third parties for environmental remediation costs	0.7	80.5	—	—	81.2
Deferred income taxes	57.7	183.4	17.9	—	259.0
Goodwill	—	164.4	—	—	164.4
Intercompany receivable	—	97.7	29.2	(126.9)	—
Investments in subsidiaries	503.0	—	—	(503.0)	—
Other noncurrent assets and intangibles, net	28.1	298.9	56.0	—	383.0
Total assets	$906.0	$1,563.3	$118.6	$(666.3)	$1,921.6
Short-term borrowings and current portion of long-term debt	$5.0	$0.3	$—	$—	$5.3
Accounts payable	1.5	103.1	4.6	(5.7)	103.5
Reserves for environmental remediation costs	1.0	30.9	—	—	31.9
Other current liabilities and advance payments on contracts	31.5	415.9	3.5	(30.7)	420.2
Postretirement medical and life insurance benefits	5.0	1.4	—	—	6.4
Total current liabilities	44.0	551.6	8.1	(36.4)	567.3
Long-term debt	776.6	0.3	—	—	776.9
Reserves for environmental remediation costs	4.8	129.3	—	—	134.1
Pension benefits	67.0	415.8	—	—	482.8
Intercompany payable	126.9	—	—	(126.9)	—
Postretirement medical and life insurance benefits	37.7	14.0	—	—	51.7
Other noncurrent liabilities	19.9	48.2	11.6	—	79.7
Total liabilities	1,076.9	1,159.2	19.7	(163.3)	2,092.5
Commitments and contingencies (Note 8)
Redeemable common stock	1.6	—	—	—	1.6
Total stockholders’ (deficit) equity	(172.5)	404.1	98.9	(503.0)	(172.5)
Total liabilities, redeemable common stock, and stockholders’ (deficit) equity	$906.0	$1,563.3	$118.6	$(666.3)	$1,921.6

November 30, 2013	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
	(In millions)
Cash and cash equivalents	$192.7	$4.9	$—	$—	$197.6
Accounts receivable	—	211.4	2.7	—	214.1
Inventories	—	100.5	5.4	—	105.9
Recoverable from the U.S. government, Northrop, and other third parties for environmental remediation costs	0.4	26.0	—	—	26.4
Other current assets, net	2.6	18.8	1.0	—	22.4
Income taxes	30.1	—	—	(17.5)	12.6
Deferred income taxes	10.9	4.9	1.2	—	17.0
Total current assets	236.7	366.5	10.3	(17.5)	596.0
Property, plant and equipment, net	4.7	364.4	5.6	—	374.7
Recoverable from the U.S. government and other third parties for environmental remediation costs	0.4	88.3	—	—	88.7
Deferred income taxes	48.8	107.2	19.7	—	175.7
Goodwill	—	159.6	—	—	159.6
Intercompany receivable	33.5	—	32.2	(65.7)	—
Investments in subsidiaries	534.5	—	—	(534.5)	—
Other noncurrent assets and intangibles, net	27.7	289.0	43.9	—	360.6
Total assets	$886.3	$1,375.0	$111.7	$(617.7)	$1,755.3
Short-term borrowings and current portion of long-term debt	$2.7	$0.2	$—	$—	$2.9
Accounts payable	2.2	119.1	1.2	—	122.5
Reserves for environmental remediation costs	3.8	32.8	—	—	36.6
Income taxes payable	—	16.9	0.6	(17.5)	—
Postretirement medical and life insurance benefits	5.5	1.8	—	—	7.3
Other current liabilities and advance payments on contracts	41.7	265.9	2.8	—	310.4
Total current liabilities	55.9	436.7	4.6	(17.5)	479.7
Long-term debt	695.7	0.6	—	—	696.3
Reserves for environmental remediation costs	4.3	130.4	—	—	134.7
Pension benefits	23.6	238.1	—	—	261.7
Intercompany payable	—	65.7	—	(65.7)	—
Postretirement medical and life insurance benefits	39.8	19.5	—	—	59.3
Other noncurrent liabilities	17.2	45.1	11.5	—	73.8
Total liabilities	836.5	936.1	16.1	(83.2)	1,705.5
Commitments and contingencies (Note 8)
Redeemable common stock	0.2	—	—	—	0.2
Total stockholders’ equity	49.6	438.9	95.6	(534.5)	49.6
Total liabilities, redeemable common stock, and stockholders’ equity	$886.3	$1,375.0	$111.7	$(617.7)	$1,755.3

Condensed Consolidating Statements of Cash Flows

Year ended fiscal 2014	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
	(In millions)
Net cash (used in) provided by operating activities	$(35.4)	$194.0	$(2.5)	$(5.7)	$150.4
Cash flows from investing activities:
Capital expenditures	(0.1)	(42.8)	(0.5)	—	(43.4)
Other investing activities	0.2	7.5	—	—	7.7
Net cash provided by (used in) investing activities	0.1	(35.3)	(0.5)	—	(35.7)
Cash flows from financing activities:
Debt repayments / repurchases	(166.1)	(0.2)	—	—	(166.3)
Proceeds from issuance of debt	189.0	—	—	—	189.0
Debt issuance costs	(4.2)	—	—	—	(4.2)
Net transfers from (to) parent	160.4	(163.4)	3.0	—	—
Other financing activities	(64.9)	—	—	—	(64.9)
Net cash provided by (used in) financing activities	114.2	(163.6)	3.0	—	(46.4)
Net increase (decrease) in cash and cash equivalents	78.9	(4.9)	—	(5.7)	68.3
Cash and cash equivalents at beginning of year	192.7	4.9	—	—	197.6
Cash and cash equivalents at end of period	$271.6	$—	$—	$(5.7)	$265.9

Year ended fiscal 2013	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
	(In millions)
Net cash (used in) provided by operating activities	$(40.2)	$105.1	$2.4	$10.3	$77.6
Cash flows from investing activities:
Capital expenditures	—	(62.5)	(0.7)	—	(63.2)
Other investing	—	(411.7)	—	—	(411.7)
Net cash used in investing activities	—	(474.2)	(0.7)	—	(474.9)
Cash flows from financing activities:
Debt repayments / repurchases	(12.6)	(0.2)	—	—	(12.8)
Proceeds from issuance of debt	460.0	—	—	—	460.0
Debt issuance costs	(14.9)	—	—	—	(14.9)
Net transfers (to) from parent	(372.5)	374.2	(1.7)	—	—
Other financing activities	0.5	—	—	—	0.5
Net cash provided by financing activities	60.5	374.0	(1.7)	—	432.8
Net increase in cash and cash equivalents	20.3	4.9	—	10.3	35.5
Cash and cash equivalents at beginning of year	172.4	—	—	(10.3)	162.1
Cash and cash equivalents at end of period	$192.7	$4.9	$—	$—	$197.6

Year ended fiscal 2012	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
	(In millions)
Net cash (used in) provided by operating activities	$(17.8)	$95.9	$1.7	$6.4	$86.2
Cash flows from investing activities:
Capital expenditures	—	(35.8)	(1.4)	—	(37.2)
Other investing	—	0.6	—	—	0.6
Net cash used in investing activities	—	(35.2)	(1.4)	—	(36.6)
Cash flows from financing activities:
Debt repayments / repurchases	(77.4)	(0.3)	—	—	(77.7)
Debt issuance costs	(1.3)	—	—	—	(1.3)
Net transfers from (to) parent	59.9	(59.6)	(0.3)	—	—
Other financing activities	4.3	(0.8)	—	—	3.5
Net cash (used in) provided by financing activities	(14.5)	(60.7)	(0.3)	—	(75.5)
Net (decrease) increase in cash and cash equivalents	(32.3)	—	—	6.4	(25.9)
Cash and cash equivalents at beginning of year	204.7	—	—	(16.7)	188.0
Cash and cash equivalents at end of period	$172.4	$—	$—	$(10.3)	$162.1

Note 16.	Subsequent Events
In January 2015, $34.4 million of 4 1/16% Debentures were converted to 3.8 million shares of common stock.
In January 2015, the Company retired $8.0 million principal amount of its delayed draw term loan.

 Item 9.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures
As of November 30, 2014, we conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15 (e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed to provide reasonable assurance that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were not effective as of November 30, 2014 because of the material weaknesses in our internal control over financial reporting described below. Our management has concluded that these material weaknesses were a result of the incomplete integration of the Rocketdyne Business into the Company’s primary accounting system and internal control framework.
Notwithstanding the ineffectiveness of our disclosure controls and procedures as of November 30, 2014 and the material weaknesses in our internal control over financial reporting that existed as of that date, as described below, management, including our Chief Executive Officer and Chief Financial Officer, believes, based on additional analyses and supplementary procedures, that (i) this Form 10-K does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which they were made, not misleading with respect to the periods covered by this Report and (ii) the consolidated financial statements, and other financial information, included in this Report fairly present in all material respects in accordance with generally accepted accounting principles our financial condition, results of operations and cash flows as of, and for the dates and periods presented.

Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate “internal control over financial reporting,” as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The rules define internal control over financial reporting as a process designed by, or under the supervision of, the Company’s Chief Executive Officer and Chief Financial Officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

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
With the participation of the Chief Executive Officer and the Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. In connection with management’s evaluation of the effectiveness of our internal control over financial reporting described above, management has identified control deficiencies that constituted material weaknesses in our internal control over financial reporting as of November 30, 2014, as described below:

•
We did not maintain effective controls over information and communications between the Aerojet Rocketdyne parent, the Rocketdyne Business and other third parties performing services for the Company under Transition Service Agreements (“TSA”) associated with the acquisition of the Rocketdyne Business; and

•	We did not maintain effective controls over the integration of the Company’s policies, practices and controls applicable to the acquired Rocketdyne Business.
These material weaknesses resulted in adjustments to net sales, cost of sales, inventory, accounts receivable and other current assets in the consolidated financial statements for the year ended November 30, 2014.

•	We did not maintain effective controls over the timely capitalization and depreciation of assets placed into service at the acquired Rocketdyne Business.
This material weakness resulted in errors to property, plant and equipment, net and depreciation expense in the consolidated interim financial statements for the quarters ending February 28, 2014, May 31, 2014 and August 31, 2014, which were corrected through revision of those periods.
Additionally, these material weaknesses could result in a misstatement of the aforementioned account balances or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.
Because of the material weaknesses, management concluded that the Company did not maintain effective internal control over financial reporting as of November 30, 2014, based on criteria in Internal Control - Integrated Framework (1992) issued by the COSO.
The effectiveness of our internal control over financial reporting as of November 30, 2014 has been audited by PricewaterhouseCoopers LLP, our independent registered public accounting firm. Their report appears in Item 8 of this Form 10-K.

Remediation Efforts to Address Material Weaknesses
Beginning on January 1, 2015, the Company is in the process of transitioning its Rocketdyne Business from a third party hosted enterprise resource planning (“ERP”) system and third party TSAs to the Company’s Oracle ERP system and business processes. Our management has, and will continue to implement changes to our processes to improve our internal control over financial reporting. We are committed to ensuring that such controls are operating effectively. In addition to the system conversion, the following steps are being taken to remediate the events and conditions leading to the identified material weaknesses:

•
Examination and modification, if necessary, of existing policies and procedures to identify areas where more explicit guidance is required to clearly define roles and responsibilities between the Aerojet Rocketdyne parent and the Rocketdyne Business; and

•	Reassessment of existing policies and practices and related internal controls with respect to the extent and precision of controls impacting contractual balance sheet accounts.
Our management believes that the implementation, further improvement and close monitoring of changes in policies and procedures will improve our internal control over financial reporting and correct these material weaknesses in future periods. Finally, as part of our ongoing monitoring effort of the Company’s internal control over financial reporting, we will report progress and status of the above remediation efforts to the Audit Committee on a periodic basis throughout the year.

Changes in Internal Control Over Financial Reporting
Other than including the Rocketdyne Business in management’s assessment of the effectiveness of our internal control over financial reporting, and except as noted above, there were no other material changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the most recent fiscal quarter that have materially, or are reasonably likely to materially affect, the effectiveness of our internal controls over financial reporting.

Item 9B.	Other Information
None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
Directors of the Registrant
Information with respect to directors of the Company who will stand for election at the 2015 Annual Meeting of Stockholders is set forth under the heading “PROPOSAL 1 - ELECTION OF DIRECTORS” in our 2015 Proxy Statement for our 2015 Annual Meeting (“2015 Proxy Statement”), which will be filed with the Securities and Exchange Commission within 120 days after the close of our fiscal year. Such information is incorporated herein by reference.
The information in our 2015 Proxy Statement set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated herein by reference. Information regarding stockholder communications with our Board of Directors may be found under the caption “Communications with Directors” in our 2015 Proxy Statement and is incorporated herein by reference.
Executive Officers of the Registrant
The following is as of December 31, 2014:

Name	Title	Other Business Experience	Age
Scott J. Seymour	President and Chief Executive Officer of the Company (since January 2010)	President of Aerojet Rocketdyne January 2010 - August 2012; Consultant to Northrop Grumman Corporation (“Northrop”) March 2008 - January 2010; Corporate Vice President and President of Integrated Systems Sector of Northrop 2002 - March 2008; Vice President, Air Combat Systems of Northrop 1998 - 2001; Vice President and B-2 Program Manager of Northrop 1996 - 1998; and Vice President, Palmdale Operations, of Northrop 1993 - 1996.	64
Kathleen E. Redd	Vice President, Chief Financial Officer (since January 2009), and Assistant Secretary of the Company (since March 2012)	Secretary February 2009 - March 2012; Vice President, Controller and Acting Chief Financial Officer September 2008 - January 2009; Vice President, Finance 2006 - 2008; Assistant Corporate Controller, 2002 - 2006; Acting Vice President Controller GDX Automotive, 2003 - 2004 (concurrent with Assistant Corporate Controller position during divestiture activities); Vice President, Finance, for Grass Valley Group, 2001 - 2002; Vice President, Finance for JOMED, Inc., 2000 - 2001; Controller for EndoSonics Corporation, 1996 - 2000.	53
Warren M. Boley, Jr.	President, Aerojet Rocketdyne (since August 2012)	Chief Operating Officer, Boley Tool & Machine Works May 2011 - August 2012; Corporate Director, Boley Tool & Machine Works 1991 - present; President, Military Engines Division, United Technologies Corporation, Pratt & Whitney Business Unit (“Pratt & Whitney”) April 2010 - May 2011; Vice President - F135/F119 Engine Programs, Pratt & Whitney April 2009 - April 2010; Vice President, Operational Military Engines and Customer Support, Pratt& Whitney September 2007 - April 2009; Vice President Operational Military Engines, Pratt & Whitney March 2003 - September 2007.	52
Christopher C. Cambria	Vice President, General Counsel (since September 2011), and Secretary of the Company (since March 2012)	Self-employed legal consultant 2010 - 2011. Senior Vice President and Senior Counsel, Mergers and Acquisitions for L-3 Communications Holdings 2006 - 2009; Senior Vice President, Secretary and General Counsel 2001 - 2006; and Vice President, General Counsel and Secretary 1997 - 2001. Associate with Fried, Frank, Harris, Shriver & Jacobson 1994 - 1997.	56
John D. Schumacher	Vice President, Business Relations of the Company (since April 2013).	President, Astrium Americas and Vice President, Space, EADS North America April 2011 - April 2013; Vice President, Washington Operations, Aerojet Rocketdyne May 2006 - April 2011; Director, Whitney, Bradley & Brown Consulting September 2005 - May 2006; Chief of Staff, NASA May 2003 - September 2005; Associate Administrator for External Relations, NASA 1994 - 2003; Deputy Associate Administrator, NASA 1990 - 1994.	60
The Company’s executive officers generally hold terms of office of one year and/or until their successors are elected and serve at the discretion of the Board.
Code of Ethics and Corporate Governance Guidelines
The Company has adopted a code of ethics known as the Code of Business Conduct that applies to the Company’s employees including the principal executive officer and principal financial officer. Amendments to the Code of Business Conduct and any grant of a waiver from a provision of the Code of Business Conduct requiring disclosure under applicable SEC rules will be disclosed on the Company’s website at www.GenCorp.com. Copies of the Code of Business Conduct and the Company’s Corporate Governance Guidelines are available on the Company’s web site at www.GenCorp.com (copies are available in print to any stockholder or other interested person who requests them by writing to Secretary, GenCorp Inc., 2001 Aerojet Road, Rancho Cordova, California 95742).

Audit Committee and Audit Committee Financial Expert
Information regarding the Audit Committee and the Audit Committee’s Financial Expert is set forth under the heading “Board Committees” in our 2015 Proxy Statement and is incorporated herein by reference.

Item 11.	Executive Compensation
Information concerning executive compensation may be found under the captions “Executive Compensation,” “2014 Director Compensation Table,” “Compensation Discussion and Analysis,” “Summary Compensation Table,” “2014 Grants of Plan-Based Awards,” “Outstanding Equity Awards at 2014 Fiscal Year End,” “2014 Option/SAR Exercises and Stock Vested,” “2014 Pension Benefits,” “2014 Non-Qualified Deferred Compensation,” “Potential Payments upon Termination of Employment or Change in Control,” “Employment Agreement and Indemnity Agreements,” “Director Compensation,” “Organization & Compensation Committee Report” and “Compensation Committee Interlocks and Insider Participation” of our 2015 Proxy Statement. Such information is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information under the headings “Security Ownership of Certain Beneficial Owners” and “Security Ownership of Officers and Directors” in our 2015 Proxy Statement is incorporated herein by reference.

Equity Compensation Plan Information
The table below sets forth certain information regarding the following equity compensation plans of the Company, pursuant to which we have made equity compensation available to eligible persons, as of November 30, 2014: (i) GenCorp Inc. 1999 Equity and Performance Incentive Plan; and (ii) GenCorp Inc. 2009 Equity and Performance Incentive Plan. Both plans have been approved by our stockholders.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options,Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(In millions, except per share amounts)
	(a)	(b)	(c)
Equity compensation plans approved by stockholders
Stock options	0.7	$6.64
Restricted shares (3)	—
Total	0.7	$6.64	1.3 (1)
Equity compensation plans not approved by stockholders (4)	—	N/A	—
Total	0.7	$6.64	—
 _________

(1)
As of November 30, 2014, there are no more shares available to be issued under any type of incentive award under the GenCorp Inc. 1999 Equity and Performance Incentive Plan. The maximum number of shares available for issuance to participants under the GenCorp Inc. 2009 Equity and Performance Incentive Plan is 5,000,000 shares, all of which may be awarded as incentive stock options. Subject to the total shares available to be issued under the plan, the following specific limits apply: (A) no more than 200,000 shares may be issued to nonemployee directors and no nonemployee director may receive more than 150,000 shares in any fiscal year; (B) no more than 200,000 shares subject to stock options, including incentive stock options, may be granted to any participant in any fiscal year; (C) no more than 200,000 shares subject to stock appreciation rights may be granted to any participant in any fiscal year; (D) no more than 200,000 shares may be granted to any participant in any fiscal year pursuant to an award of restricted stock or restricted stock units; (E) no more than 200,000 shares may be granted to any participant in any fiscal year pursuant to an award of performance shares or performance units; and (F) no more than 100,000 shares may be granted to any participant in any fiscal year pursuant to a stock-based award other than described above.

(2)	As of November 30, 2014, 1,920,335 shares had been granted as restricted shares that had not yet vested.

(3)
The Company also maintains the GenCorp Inc. and Participating Subsidiaries Deferred Bonus Plan. This plan allows participating employees to defer a portion of their compensation for future distribution. All or a portion of such deferrals made prior to November 30, 2009 could be allocated to an account based on the Company’s common stock and does permit limited distributions in the form of Company common shares. However, distributions in the form of common shares are permitted only at the election of the Organization & Compensation Committee of the Board of Directors and, according to the terms of the plan, individuals serving as officers or directors of the Company are not permitted to receive distributions in the form of Company common shares until at least six months after such individual ceases to be an officer or director of the Company. The table does not include information about this plan because no options, warrants or rights are available under this plan and no specific number of shares is set aside under this plan as available for future issuance. Based upon the price of Company common shares on November 30, 2014, the maximum number of shares that could be distributed to employees not subject to the restrictions on officers and directors (if permitted by the Organization & Compensation Committee) would be 5,326. This plan was amended effective November 30, 2009 to prevent the application of future deferrals to the Company common stock investment program.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
Information regarding certain transactions and employment agreements with management is set under the headings “Employment Agreement and Indemnity Agreements,” “Related Person Transaction Policy” and “Potential Payments upon Termination of Employment or Change in Control” in our 2015 Proxy Statement and is incorporated herein by reference. Information regarding director independence is set forth under the heading “Determination of Independence of Directors” in our 2015 Proxy Statement and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services
The information in our 2015 Proxy Statement set forth under the captions “Proposal 4 - Ratification of the Appointment of Independent Auditors,” “Audit Fees,” “Audit-Related Fees,” “Tax Fees,” “All Other Fees,” and “Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of the Company’s Independent Auditors” is incorporated herein by reference.

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

GENCORP INC.
SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS
(In millions)

	Balance at Beginning of Period	Tax Valuation Allowance Charged to Income Tax Provision	Charged to Other Accounts	Tax Valuation Allowance Credited to Income Tax Provision	Balance at End of Period
Tax Valuation Allowance:
Fiscal 2014	$2.6	$—	$—	$—	$2.6
Fiscal 2013	288.1	61.2	(100.4)	(246.3)	2.6
Fiscal 2012	211.1	39.1	65.2	(27.3)	288.1

(b)	EXHIBITS

Table Item No.	Exhibit Description
2.1
Stock and Asset Purchase Agreement, dated July 22, 2012, by and between United Technologies Corporation and GenCorp Inc. was filed as Exhibit 2.1 to GenCorp Inc.’s Current Report on Form 8-K dated July 26, 2012 (File No. 1-1520) and incorporated herein by reference.**

2.2
Amendment No. 1 to the Stock and Asset Purchase Agreement, dated as of October 16, 2012, by and between GenCorp Inc. and United Technologies Corporation was filed as Exhibit 2.1 to GenCorp Inc.’s Current Report on Form 8-K dated October 22, 2012 (File No. 1-1520) and incorporated herein by reference.**

2.3
Amended and Restated Stock and Asset Purchase Agreement, dated as of June 12, 2013, by and between United Technologies Corporation and GenCorp Inc. was filed as Exhibit 2.1 to GenCorp Inc.’s Current Report on Form 8-K dated June 14, 2013 (File No. 1-1520), and is incorporated herein by reference.**

2.4	Plan of Conversion, dated April 11, 2014 was filed as Exhibit 2.1 to GenCorp Inc.’s Current Report on Form 8-K dated April 11, 2014 (File No. 1-01520), and is incorporated herein by reference.
3.1
Certificate of Conversion, as filed with the Secretary of State of the State of Ohio on April 11, 2014 was filed as Exhibit 3.1 to GenCorp Inc.’s Current Report on Form 8-K dated April 11, 2014 (File No. 1-01520), and is incorporated herein by reference.

3.2
Certificate of Conversion, as filed with the Secretary of State of the State of Delaware on April 11, 2014 was filed as Exhibit 3.2 to GenCorp Inc.’s Current Report on Form 8-K dated April 11, 2014 (File No. 1-01520), and is incorporated herein by reference.

3.3
Certificate of Incorporation, as filed with the Secretary of State of the State of Delaware on April 11, 2014 was filed as Exhibit 3.3 to GenCorp Inc.’s Current Report on Form 8-K dated April 11, 2014 (File No. 1-01520), and is incorporated herein by reference.

3.4	Bylaws, effective April 11, 2014 was filed as Exhibit 3.4 to GenCorp Inc.’s Current Report on Form 8-K dated April 11, 2014 (File No. 1-01520), and is incorporated herein by reference.
4.1
Indenture, dated as of November 23, 2004, between GenCorp Inc. and The Bank of New York Trust Company, N.A., as trustee relating to GenCorp Inc.’s 2  1 / 4 % Convertible Subordinated Debentures due 2024 was filed as Exhibit 4.01 to GenCorp Inc.’s Current Report on Form 8-K dated November 23, 2004 (File No. 1-1520), as amended, and incorporated herein by reference.

4.2
Registration Rights Agreement, dated as of November 23, 2004, by and between GenCorp Inc. and Wachovia Capital Markets, LLC, as representative for the several initial purchasers of the 2  1 / 4 % Convertible Subordinated Debentures due 2024 was filed as Exhibit 4.14 to GenCorp Inc.’s Form S-3 Registration Statement dated January 11, 2005 (File No. 333-121948) and incorporated herein by reference.

4.3
Form of 2  1 / 4 % Convertible Subordinated Debenture was filed as Exhibit 4.02 to GenCorp Inc.’s Current Report on Form 8-K dated November 23, 2004 (File No. 1-1520), as amended, and incorporated herein by reference.

4.4	GenCorp Retirement Savings Plan was filed as Exhibit 4.1 to GenCorp Inc.’s Registration Statement on Form S-8 filed on June 30, 2008 (File No. 333-152032) and incorporated herein by reference.
4.5
Indenture, dated as of December 21, 2009, between GenCorp Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to GenCorp’s 4.0625% Convertible Subordinated Debentures due 2039 was filed as Exhibit 4.1 to GenCorp Inc.’s Current Report on Form 8-K filed on December 21, 2009 (File 1-1520) and is incorporated herein by reference.

4.6
Form of 4.0625% Convertible Subordinated Debenture due 2039 was filed as Exhibit 4.2 to GenCorp Inc.’s Current Report on Form 8-K dated December 21, 2009 (File No. 1-1520), as amended, and incorporated herein by reference.

4.7
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

4.8
GenCorp Inc. Amended and Restated 2009 Equity and Performance Incentive Plan was filed as Exhibit 4.1 to GenCorp Inc.’s Form S-8 Registration Statement dated March 28, 2012 (File No. 333-180400), and is incorporated herein by reference.

4.9
Indenture for the Senior Secured Notes, dated as of January 28, 2013, between UR Financing Escrow Corporation, and U.S. Bank National Association, as Trustee was filed as Exhibit 4.1 to GenCorp Inc.’s Current Report on Form 8-K filed on February 1, 2013 (File No. 1-1520), and is incorporated herein by reference.

4.10
First Supplemental Indenture to the Senior Secured Notes, dated as of June 14, 2013, among GenCorp Inc., Aerojet Rocketdyne of DE, Inc., Arde, Inc. and Arde-Barinco, Inc., and U.S. Bank National Association, as Trustee was filed as Exhibit 4.1 to GenCorp Inc.’s Current Report on Form 8-K dated June 14, 2013 (File No. 1-1520), and is incorporated herein by reference.

4.11
Registration Rights Agreement, dated as of January 28, 2013, among GenCorp Inc. and Morgan Stanley & Co. LLC, Citigroup Global Markets Inc., Wells Fargo Securities, LLC, and SunTrust Robinson Humphrey, Inc., as representatives of the purchasers named therein was filed as Exhibit 10.2 of GenCorp Inc.’s Current Report on Form 8-K filed on February 1, 2013, and is incorporated herein by reference.

4.12
Joinder to the Registration Rights Agreement dated as of June 14, 2013 among GenCorp Inc., Aerojet Rocketdyne of DE, Inc., Arde, Inc. and Arde-Barinco, Inc. was filed as Exhibit 10.5 to GenCorp Inc.’s Current Report on Form 8-K filed on June 14, 2013, and is incorporated herein by reference.

4.13
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

4.14
Second Lien Security Agreement, dated as of June 14, 2013, by and among GenCorp Inc., certain subsidiaries of GenCorp Inc. and U.S. Bank National Association, as Note Trustee and Collateral Agent was filed as Exhibit 10.1 to GenCorp Inc.’s Current Report on Form 8-K filed on June 14, 2013, and is incorporated herein by reference.

4.15	Form of Common Stock Certificate was filed as Exhibit 4.1 to GenCorp Inc.’s Current Report on Form 8-K dated April 11, 2014 (File No. 1-01520), and is incorporated herein by reference.
10.1
Amended and Restated Environmental Agreement by and between Aerojet and Northrop Grumman, dated October 19, 2001 was filed as Exhibit 2.4 to the Company’s Current Report on Form 8-K dated November 5, 2001 (File No. 1-1520), and is incorporated herein by reference.

10.2†
GenCorp 1996 Supplemental Retirement Plan for Management Employees effective March 1, 1996 was filed as Exhibit B to GenCorp Inc.’s Annual Report on Form 10-K for the fiscal year ended November 30, 1996 (File No. 1-1520), and is incorporated herein by reference.

10.3†
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

10.6†
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
10.8†
GenCorp Inc. 1999 Equity and Performance Incentive Plan as amended was filed as Exhibit 10.11 to GenCorp Inc.’s Annual Report on Form 10-K for the fiscal year ended November 30, 2007 (File No. 1-1520), and is incorporated herein by reference.

10.9†
Form of Restricted Stock Agreement between the Company and Nonemployee Directors providing for payment of part of Directors’ compensation for service on the Board of Directors in Company stock was filed as Exhibit 10.1 to GenCorp Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended February 28, 1998 (File No. 1-1520), and is incorporated herein by reference.

10.10†
Form of Restricted Stock Agreement between the Company and Nonemployee Directors providing for payment of part of Directors’ compensation for service on the Board of Directors in Company stock was filed as Exhibit 10.1 to GenCorp Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended February 28, 1999 (File No. 1-1520), and is incorporated herein by reference.

10.11†
Form of Restricted Stock Agreement between the Company and Directors or Employees for grants of time-based vesting of restricted stock under the GenCorp Inc. 1999 Equity and Performance Incentive Plan was filed as Exhibit 10.26 to GenCorp Inc.’s Annual Report on Form 10-K for the fiscal year ended November 30, 2004 (File No. 1-1520), and is incorporated herein by reference.

10.12†
Form of Stock Appreciation Rights Agreement between the Company and Employees for grants of stock appreciation rights under the GenCorp Inc. 1999 Equity and Performance Incentive Plan was filed as Exhibit 10.27 to GenCorp Inc.’s Annual Report on Form 10-K for the fiscal year ended November 30, 2004 (File No. 1-1520), and is incorporated herein by reference.

10.13†
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

10.15†
Form of Director Nonqualified Stock Option Agreement between the Company and Nonemployee Directors providing for annual grant of nonqualified stock options prior to February 28, 2002, valued at $30,000 was filed as Exhibit 10.1 to GenCorp Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 2002 (File No. 1-1520), and is incorporated herein by reference.

10.16†
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

10.17†
Form of Restricted Stock Agreement Version 2 between the Company and Employees for grants of performance-based vesting of restricted stock under the GenCorp Inc. 1999 Equity and Performance Incentive Plan was filed as Exhibit 10.33 to GenCorp Inc.’s Annual Report on Form 10-K for the fiscal year ended November 30, 2005 (File No. 1-1520) and is incorporated herein by reference.

10.18
Second Amended and Restated Shareholder Agreement dated as of March 5, 2008, by and between GenCorp Inc. and Steel Partners II L.P. was filed as Exhibit 10.1 to GenCorp Inc.’s Current Report on Form 8-K filed on March 10, 2008 (File No. 1-1520), and is incorporated herein by reference.

10.19†
Director Stock Appreciation Rights Agreement between GenCorp Inc. and Directors for grants of stock appreciation rights under the GenCorp Inc. 2009 Equity and Performance Incentive Plan was filed as Exhibit 10.4 to GenCorp Inc.’s Quarterly Report on Form 10-Q for the third quarter ended August 31, 2009 (File No. 1-1520), and is incorporated herein by reference.

10.20†
Amendment to the Benefits Restoration Plan for Salaried Employees of GenCorp Inc. and Certain Subsidiary Companies, effective October 6, 2009 was filed as Exhibit 10.5 to GenCorp Inc.’s Quarterly Report on Form 10-Q for the third quarter ended August 31, 2009 (File No. 1-1520), and is incorporated herein by reference.

10.21†
Amendment to the 2009 Benefit Restoration Plan for the GenCorp Inc. 401(k) Plan, effective October 6, 2009 was filed as Exhibit 10.6 to GenCorp Inc.’s Quarterly Report on Form 10-Q for the third quarter ended August 31, 2009 (File No. 1-1520), and is incorporated herein by reference.

10.22†
Amendment to the 2009 Benefits Restoration Plan for the GenCorp Inc. Pension Plan, effective October 6, 2009 was filed as Exhibit 10.7 to GenCorp Inc.’s Quarterly Report on Form 10-Q for the third quarter ended August 31, 2009 (File No. 1-1520), and is incorporated herein by reference.

10.23†
Amendment to the Deferred Bonus Plan of GenCorp Inc. and Participating Subsidiaries, effective October 6, 2009 was filed as Exhibit 10.8 to GenCorp Inc.’s Quarterly Report on Form 10-Q for the third quarter ended August 31, 2009 (File No. 1-1520), and is incorporated herein by reference.

10.24†
Amendment to the GenCorp Inc. Deferred Compensation Plan for Nonemployee Directors, as amended, effective October 6, 2009 was filed as Exhibit 10.9 to GenCorp Inc.’s Quarterly Report on Form 10-Q for the third quarter ended August 31, 2009 (File No. 1-1520), and is incorporated herein by reference.

10.25†
Amendment to the GenCorp Inc. 1996 Supplemental Retirement Plan for Management Employees, effective October 6, 2009 was filed as Exhibit 10.10 to GenCorp Inc.’s Quarterly Report on Form 10-Q for the third quarter ended August 31, 2009 (File No. 1-1520), and is incorporated herein by reference.

10.26†
Employment Agreement dated January 6, 2010 by and between Scott Seymour and GenCorp Inc. was filed as Exhibit 10.1 to GenCorp Inc.’s Current Report on Form 8-K dated January 6, 2010 (File No. 1-1520), and is incorporated herein by reference.

10.27
Settlement Agreement by and between Aerojet and United States of America, dated November 29, 1992, was filed as Exhibit 10.52 to GenCorp Inc.’s Annual Report on Form 10-K for the fiscal year ended November 30, 2009 (File No. 1-1520), and is incorporated herein by reference.

10.28
Modification No. 1 to the November 29, 1992 Settlement Agreement by and between Aerojet and United States of America, dated October 27, 1998, was filed as Exhibit 10.53 to GenCorp Inc.’s Annual Report on Form 10-K for the fiscal year ended November 30, 2009 (File No. 1-1520), and is incorporated herein by reference.

10.29
Purchase Agreement dated March 18, 2010 between GenCorp Inc. and Beach Point Capital Management LP, on behalf of certain funds and accounts it manages was filed as Exhibit 10.2 to GenCorp Inc.’s Current Report on Form 8-K filed on March 19, 2010 (File No. 1-1520), and is incorporated herein by reference.

10.30†
Addendum dated as of February 10, 2011 to the Employment Agreement, dated as of January 6, 2010, by and between GenCorp Inc. and Scott Seymour was filed as Exhibit 10.1 to GenCorp Inc.’s Current Report on Form 8-K dated February 9, 2011 (File No. 1-1520), and is incorporated herein by reference.

10.31†
Amendment to the Amended and Restated 2009 Equity and Performance Incentive Plan, was filed as an exhibit 10.1 to GenCorp Inc.’s Current Report on Form 8-K dated March 30, 2011 (File No. 1-1520), and is incorporated herein by reference.

10.32†
Employment Offer Letter dated July 29, 2011 by and between GenCorp Inc. and Christopher C. Cambria was filed as Exhibit 10.1 to GenCorp Inc.’s Current Report on Form 8-K dated September 12, 2011 (File No. 1-1520), and is incorporated herein by reference.

10.33†
Employment Offer Letter, dated May 21, 2012, by and between Aerojet-General Corporation and Warren M. Boley, Jr. was filed as Exhibit 10.1 to GenCorp Inc.’s Current Report on Form 8-K dated July 23, 2012 (File No. 1-1520), and is incorporated herein by reference.

10.34
Escrow Agreement, dated as of January 28, 2013, by and among GenCorp Inc. and U.S. Bank National Association, as trustee, escrow agent and bank and securities intermediary was filed as Exhibit 10.1 to GenCorp Inc.’s Current Report on Form 8-K dated February 1, 2013 (File No. 1-1520), and is incorporated herein by reference.

10.35
GenCorp Inc. 2013 Employee Stock Purchase Plan (incorporated by reference to Exhibit A of the Company’s Definitive Proxy Statement filed with the Securities and Exchange Commission on February 15, 2013).

10.36†
Amendment to the GenCorp Inc. Deferred Compensation Plan for Nonemployee Directors, as amended, effective April 11, 2013 was filed as Exhibit 10.1 to GenCorp Inc.’s Quarterly Report on Form 10-Q for the second quarter ended May 31, 2013 (File No. 1-1520), and is incorporated herein by reference.

10.37
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

10.38
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

10.39†
Stock Option Cancellation Agreement, dated July 9, 2013, between GenCorp Inc. and Kathleen E. Redd was filed as Exhibit 10.1 to GenCorp Inc.’s Current Report on Form 8-K dated July 12, 2013 (File No. 1-1520), and is incorporated herein by reference.

10.40	Form of Indemnification Agreement was filed as Exhibit 10.1 to GenCorp Inc.’s Current Report on Form 8-K dated April 11, 2014 (File No. 1-01520), and is incorporated herein by reference.
10.41
Credit Agreement, dated as of April 18, 2014, among GenCorp Inc., as Borrower, the lenders from time to time parties thereto, and The Bank of New York Mellon, as Administrative Agent was filed as Exhibit 10.1 to GenCorp Inc.’s Current Report on Form 8-K dated April 18, 2014 (File No. 1-01520), and is incorporated herein by reference.

10.42
Third Amended and Restated Credit Agreement, dated as of May 30, 2014, among GenCorp Inc., as Borrower, each of those Material Domestic Subsidiaries of the Borrower identified as a “Guarantor” on the signature pages thereto and such other Material Domestic Subsidiaries of the Borrower as may from time to time become a party thereto, the several banks and other financial institutions from time to time parties thereto, and Wells Fargo Bank, National Association, as Administrative Agent was filed as Exhibit 10.1 to GenCorp Inc.’s Current Report on Form 8-K dated May 30, 2014 (File No. 1-01520), and is incorporated herein by reference.

10.43
Amended and Restated 2013 Employee Stock Purchase Plan, dated as of June 24, 2014 was filed as Exhibit 10.1 to GenCorp Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2014 (File No. 1-01520), and is incorporated herein by reference.

10.44†
Amended and Restated Deferred Compensation Plan for Nonemployee directors, dated as of June 24, 2014 was filed as Exhibit 10.2 to GenCorp Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2014 (File No. 1-01520), and is incorporated herein by reference.

10.45†
Amended and Restated 2009 Equity and Performance Incentive Plan, dated as of June 24, 2014 was filed as Exhibit 10.3 to GenCorp Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2014 (File No. 1-01520), and is incorporated herein by reference.

10.46†
Form of Restricted Stock Agreement between the Company and Employees for grants of time-based vesting of restricted stock under the GenCorp Inc. Amended and Restated 2009 Equity and Performance Incentive Plan was filed as Exhibit 10.4 to GenCorp Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2014 (File No. 1-01520), and is incorporated herein by reference.

10.47†
Form of Unrestricted Stock Agreement between the Company and Directors for grants of common stock under the GenCorp Inc. Amended and Restated 2009 Equity and Performance Incentive Plan was filed as Exhibit 10.5 to GenCorp Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2014 (File No. 1-01520), and is incorporated herein by reference.

10.48†
Form of Director Nonqualified Stock Option Agreement between the Company and Directors for grants of nonqualified stock options under the GenCorp Inc. Amended and Restated 2009 Equity and Performance Incentive Plan was filed as Exhibit 10.6 to GenCorp Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2014 (File No. 1-01520), and is incorporated herein by reference.

21.1*	Subsidiaries of the Company.
23.1*	Consent of Independent Registered Public Accounting Firm.
24.1*	Power of Attorney
31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
32.1*
Certification of Principal Executive Officer and Principal Accounting Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 as amended, and 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
 ___________

*	Filed herewith. All other exhibits have been previously filed.

**	Schedules and Exhibits have been omitted, but will be furnished to the SEC upon request.

†	Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
January 30, 2015

GenCorp Inc.
By:	/s/ SCOTT J. SEYMOUR
Scott. J Seymour
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature		Title	Date
/s/ SCOTT J. SEYMOUR Scott J. Seymour		President, Chief Executive Officer and Director (Principal Executive Officer)	January 30, 2015
/s/ KATHLEEN E. REDD Kathleen E. Redd		Vice President, Chief Financial Officer and Assistant Secretary (Principal Financial Officer and Principal Accounting Officer)	January 30, 2015
* Warren G. Lichtenstein		Chairman of the Board of Directors	January 30, 2015
* Thomas A. Corcoran		Director	January 30, 2015
* James R. Henderson		Director	January 30, 2015
* Merrill A. McPeak		Director	January 30, 2015
* James H. Perry		Director	January 30, 2015
* Martin Turchin		Director	January 30, 2015
* By:	/s/ KATHLEEN E. REDD Kathleen E. Redd	Attorney-in-Fact pursuant to Power of Attorney	January 30, 2015

EXHIBIT INDEX

Table Item No.	Exhibit Description
2.1
Stock and Asset Purchase Agreement, dated July 22, 2012, by and between United Technologies Corporation and GenCorp Inc. was filed as Exhibit 2.1 to GenCorp Inc.’s Current Report on Form 8-K dated July 26, 2012 (File No. 1-1520) and incorporated herein by reference.**

2.2
Amendment No. 1 to the Stock and Asset Purchase Agreement, dated as of October 16, 2012, by and between GenCorp Inc. and United Technologies Corporation was filed as Exhibit 2.1 to GenCorp Inc.’s Current Report on Form 8-K dated October 22, 2012 (File No. 1-1520) and incorporated herein by reference.**

2.3
Amended and Restated Stock and Asset Purchase Agreement, dated as of June 12, 2013, by and between United Technologies Corporation and GenCorp Inc. was filed as Exhibit 2.1 to GenCorp Inc.’s Current Report on Form 8-K dated June 14, 2013 (File No. 1-1520), and is incorporated herein by reference.**

2.4	Plan of Conversion, dated April 11, 2014 was filed as Exhibit 2.1 to GenCorp Inc.’s Current Report on Form 8-K dated April 11, 2014 (File No. 1-01520), and is incorporated herein by reference.
3.1
Certificate of Conversion, as filed with the Secretary of State of the State of Ohio on April 11, 2014 was filed as Exhibit 3.1 to GenCorp Inc.’s Current Report on Form 8-K dated April 11, 2014 (File No. 1-01520), and is incorporated herein by reference.

3.2
Certificate of Conversion, as filed with the Secretary of State of the State of Delaware on April 11, 2014 was filed as Exhibit 3.2 to GenCorp Inc.’s Current Report on Form 8-K dated April 11, 2014 (File No. 1-01520), and is incorporated herein by reference.

3.3
Certificate of Incorporation, as filed with the Secretary of State of the State of Delaware on April 11, 2014 was filed as Exhibit 3.3 to GenCorp Inc.’s Current Report on Form 8-K dated April 11, 2014 (File No. 1-01520), and is incorporated herein by reference.

3.4	Bylaws, effective April 11, 2014 was filed as Exhibit 3.4 to GenCorp Inc.’s Current Report on Form 8-K dated April 11, 2014 (File No. 1-01520), and is incorporated herein by reference.
4.1
Indenture, dated as of November 23, 2004, between GenCorp Inc. and The Bank of New York Trust Company, N.A., as trustee relating to GenCorp Inc.’s 2  1 / 4 % Convertible Subordinated Debentures due 2024 was filed as Exhibit 4.01 to GenCorp Inc.’s Current Report on Form 8-K dated November 23, 2004 (File No. 1-1520), as amended, and incorporated herein by reference.

4.2
Registration Rights Agreement, dated as of November 23, 2004, by and between GenCorp Inc. and Wachovia Capital Markets, LLC, as representative for the several initial purchasers of the 2  1 / 4 % Convertible Subordinated Debentures due 2024 was filed as Exhibit 4.14 to GenCorp Inc.’s Form S-3 Registration Statement dated January 11, 2005 (File No. 333-121948) and incorporated herein by reference.

4.3
Form of 2  1 / 4 % Convertible Subordinated Debenture was filed as Exhibit 4.02 to GenCorp Inc.’s Current Report on Form 8-K dated November 23, 2004 (File No. 1-1520), as amended, and incorporated herein by reference.

4.4	GenCorp Retirement Savings Plan was filed as Exhibit 4.1 to GenCorp Inc.’s Registration Statement on Form S-8 filed on June 30, 2008 (File No. 333-152032) and incorporated herein by reference.
4.5
Indenture, dated as of December 21, 2009, between GenCorp Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to GenCorp’s 4.0625% Convertible Subordinated Debentures due 2039 was filed as Exhibit 4.1 to GenCorp Inc.’s Current Report on Form 8-K filed on December 21, 2009 (File 1-1520) and is incorporated herein by reference.

4.6
Form of 4.0625% Convertible Subordinated Debenture due 2039 was filed as Exhibit 4.2 to GenCorp Inc.’s Current Report on Form 8-K dated December 21, 2009 (File No. 1-1520), as amended, and incorporated herein by reference.

4.7
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

4.8
GenCorp Inc. Amended and Restated 2009 Equity and Performance Incentive Plan was filed as Exhibit 4.1 to GenCorp Inc.’s Form S-8 Registration Statement dated March 28, 2012 (File No. 333-180400), and is incorporated herein by reference.

4.9
Indenture for the Senior Secured Notes, dated as of January 28, 2013, between UR Financing Escrow Corporation, and U.S. Bank National Association, as Trustee was filed as Exhibit 4.1 to GenCorp Inc.’s Current Report on Form 8-K filed on February 1, 2013 (File No. 1-1520), and is incorporated herein by reference.

4.10
First Supplemental Indenture to the Senior Secured Notes, dated as of June 14, 2013, among GenCorp Inc., Aerojet Rocketdyne of DE, Inc., Arde, Inc. and Arde-Barinco, Inc., and U.S. Bank National Association, as Trustee was filed as Exhibit 4.1 to GenCorp Inc.’s Current Report on Form 8-K dated June 14, 2013 (File No. 1-1520), and is incorporated herein by reference.

4.11
Registration Rights Agreement, dated as of January 28, 2013, among GenCorp Inc. and Morgan Stanley & Co. LLC, Citigroup Global Markets Inc., Wells Fargo Securities, LLC, and SunTrust Robinson Humphrey, Inc., as representatives of the purchasers named therein was filed as Exhibit 10.2 of GenCorp Inc.’s Current Report on Form 8-K filed on February 1, 2013, and is incorporated herein by reference.

4.12
Joinder to the Registration Rights Agreement dated as of June 14, 2013 among GenCorp Inc., Aerojet Rocketdyne of DE, Inc., Arde, Inc. and Arde-Barinco, Inc. was filed as Exhibit 10.5 to GenCorp Inc.’s Current Report on Form 8-K filed on June 14, 2013, and is incorporated herein by reference.

4.13
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

4.14
Second Lien Security Agreement, dated as of June 14, 2013, by and among GenCorp Inc., certain subsidiaries of GenCorp Inc. and U.S. Bank National Association, as Note Trustee and Collateral Agent was filed as Exhibit 10.1 to GenCorp Inc.’s Current Report on Form 8-K filed on June 14, 2013, and is incorporated herein by reference.

4.15	Form of Common Stock Certificate was filed as Exhibit 4.1 to GenCorp Inc.’s Current Report on Form 8-K dated April 11, 2014 (File No. 1-01520), and is incorporated herein by reference.
10.1
Amended and Restated Environmental Agreement by and between Aerojet and Northrop Grumman, dated October 19, 2001 was filed as Exhibit 2.4 to the Company’s Current Report on Form 8-K dated November 5, 2001 (File No. 1-1520), and is incorporated herein by reference.

10.2†
GenCorp 1996 Supplemental Retirement Plan for Management Employees effective March 1, 1996 was filed as Exhibit B to GenCorp Inc.’s Annual Report on Form 10-K for the fiscal year ended November 30, 1996 (File No. 1-1520), and is incorporated herein by reference.

10.3†
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

10.6†
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
10.8†
GenCorp Inc. 1999 Equity and Performance Incentive Plan as amended was filed as Exhibit 10.11 to GenCorp Inc.’s Annual Report on Form 10-K for the fiscal year ended November 30, 2007 (File No. 1-1520), and is incorporated herein by reference.

10.9†
Form of Restricted Stock Agreement between the Company and Nonemployee Directors providing for payment of part of Directors’ compensation for service on the Board of Directors in Company stock was filed as Exhibit 10.1 to GenCorp Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended February 28, 1998 (File No. 1-1520), and is incorporated herein by reference.

10.10†
Form of Restricted Stock Agreement between the Company and Nonemployee Directors providing for payment of part of Directors’ compensation for service on the Board of Directors in Company stock was filed as Exhibit 10.1 to GenCorp Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended February 28, 1999 (File No. 1-1520), and is incorporated herein by reference.

10.11†
Form of Restricted Stock Agreement between the Company and Directors or Employees for grants of time-based vesting of restricted stock under the GenCorp Inc. 1999 Equity and Performance Incentive Plan was filed as Exhibit 10.26 to GenCorp Inc.’s Annual Report on Form 10-K for the fiscal year ended November 30, 2004 (File No. 1-1520), and is incorporated herein by reference.

10.12†
Form of Stock Appreciation Rights Agreement between the Company and Employees for grants of stock appreciation rights under the GenCorp Inc. 1999 Equity and Performance Incentive Plan was filed as Exhibit 10.27 to GenCorp Inc.’s Annual Report on Form 10-K for the fiscal year ended November 30, 2004 (File No. 1-1520), and is incorporated herein by reference.

10.13†
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

10.15†
Form of Director Nonqualified Stock Option Agreement between the Company and Nonemployee Directors providing for annual grant of nonqualified stock options prior to February 28, 2002, valued at $30,000 was filed as Exhibit 10.1 to GenCorp Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 2002 (File No. 1-1520), and is incorporated herein by reference.

10.16†
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

10.17†
Form of Restricted Stock Agreement Version 2 between the Company and Employees for grants of performance-based vesting of restricted stock under the GenCorp Inc. 1999 Equity and Performance Incentive Plan was filed as Exhibit 10.33 to GenCorp Inc.’s Annual Report on Form 10-K for the fiscal year ended November 30, 2005 (File No. 1-1520) and is incorporated herein by reference.

10.18
Second Amended and Restated Shareholder Agreement dated as of March 5, 2008, by and between GenCorp Inc. and Steel Partners II L.P. was filed as Exhibit 10.1 to GenCorp Inc.’s Current Report on Form 8-K filed on March 10, 2008 (File No. 1-1520), and is incorporated herein by reference.

10.19†
Director Stock Appreciation Rights Agreement between GenCorp Inc. and Directors for grants of stock appreciation rights under the GenCorp Inc. 2009 Equity and Performance Incentive Plan was filed as Exhibit 10.4 to GenCorp Inc.’s Quarterly Report on Form 10-Q for the third quarter ended August 31, 2009 (File No. 1-1520), and is incorporated herein by reference.

10.20†
Amendment to the Benefits Restoration Plan for Salaried Employees of GenCorp Inc. and Certain Subsidiary Companies, effective October 6, 2009 was filed as Exhibit 10.5 to GenCorp Inc.’s Quarterly Report on Form 10-Q for the third quarter ended August 31, 2009 (File No. 1-1520), and is incorporated herein by reference.

10.21†
Amendment to the 2009 Benefit Restoration Plan for the GenCorp Inc. 401(k) Plan, effective October 6, 2009 was filed as Exhibit 10.6 to GenCorp Inc.’s Quarterly Report on Form 10-Q for the third quarter ended August 31, 2009 (File No. 1-1520), and is incorporated herein by reference.

10.22†
Amendment to the 2009 Benefits Restoration Plan for the GenCorp Inc. Pension Plan, effective October 6, 2009 was filed as Exhibit 10.7 to GenCorp Inc.’s Quarterly Report on Form 10-Q for the third quarter ended August 31, 2009 (File No. 1-1520), and is incorporated herein by reference.

10.23†
Amendment to the Deferred Bonus Plan of GenCorp Inc. and Participating Subsidiaries, effective October 6, 2009 was filed as Exhibit 10.8 to GenCorp Inc.’s Quarterly Report on Form 10-Q for the third quarter ended August 31, 2009 (File No. 1-1520), and is incorporated herein by reference.

10.24†
Amendment to the GenCorp Inc. Deferred Compensation Plan for Nonemployee Directors, as amended, effective October 6, 2009 was filed as Exhibit 10.9 to GenCorp Inc.’s Quarterly Report on Form 10-Q for the third quarter ended August 31, 2009 (File No. 1-1520), and is incorporated herein by reference.

10.25†
Amendment to the GenCorp Inc. 1996 Supplemental Retirement Plan for Management Employees, effective October 6, 2009 was filed as Exhibit 10.10 to GenCorp Inc.’s Quarterly Report on Form 10-Q for the third quarter ended August 31, 2009 (File No. 1-1520), and is incorporated herein by reference.

10.26†
Employment Agreement dated January 6, 2010 by and between Scott Seymour and GenCorp Inc. was filed as Exhibit 10.1 to GenCorp Inc.’s Current Report on Form 8-K dated January 6, 2010 (File No. 1-1520), and is incorporated herein by reference.

10.27
Settlement Agreement by and between Aerojet and United States of America, dated November 29, 1992, was filed as Exhibit 10.52 to GenCorp Inc.’s Annual Report on Form 10-K for the fiscal year ended November 30, 2009 (File No. 1-1520), and is incorporated herein by reference.

10.28
Modification No. 1 to the November 29, 1992 Settlement Agreement by and between Aerojet and United States of America, dated October 27, 1998, was filed as Exhibit 10.53 to GenCorp Inc.’s Annual Report on Form 10-K for the fiscal year ended November 30, 2009 (File No. 1-1520), and is incorporated herein by reference.

10.29
Purchase Agreement dated March 18, 2010 between GenCorp Inc. and Beach Point Capital Management LP, on behalf of certain funds and accounts it manages was filed as Exhibit 10.2 to GenCorp Inc.’s Current Report on Form 8-K filed on March 19, 2010 (File No. 1-1520), and is incorporated herein by reference.

10.30†
Addendum dated as of February 10, 2011 to the Employment Agreement, dated as of January 6, 2010, by and between GenCorp Inc. and Scott Seymour was filed as Exhibit 10.1 to GenCorp Inc.’s Current Report on Form 8-K dated February 9, 2011 (File No. 1-1520), and is incorporated herein by reference.

10.31†
Amendment to the Amended and Restated 2009 Equity and Performance Incentive Plan, was filed as an exhibit 10.1 to GenCorp Inc.’s Current Report on Form 8-K dated March 30, 2011 (File No. 1-1520), and is incorporated herein by reference.

10.32†
Employment Offer Letter dated July 29, 2011 by and between GenCorp Inc. and Christopher C. Cambria was filed as Exhibit 10.1 to GenCorp Inc.’s Current Report on Form 8-K dated September 12, 2011 (File No. 1-1520), and is incorporated herein by reference.

10.33†
Employment Offer Letter, dated May 21, 2012, by and between Aerojet-General Corporation and Warren M. Boley, Jr. was filed as Exhibit 10.1 to GenCorp Inc.’s Current Report on Form 8-K dated July 23, 2012 (File No. 1-1520), and is incorporated herein by reference.

10.34
Escrow Agreement, dated as of January 28, 2013, by and among GenCorp Inc. and U.S. Bank National Association, as trustee, escrow agent and bank and securities intermediary was filed as Exhibit 10.1 to GenCorp Inc.’s Current Report on Form 8-K dated February 1, 2013 (File No. 1-1520), and is incorporated herein by reference.

10.35
GenCorp Inc. 2013 Employee Stock Purchase Plan (incorporated by reference to Exhibit A of the Company’s Definitive Proxy Statement filed with the Securities and Exchange Commission on February 15, 2013).

10.36†
Amendment to the GenCorp Inc. Deferred Compensation Plan for Nonemployee Directors, as amended, effective April 11, 2013 was filed as Exhibit 10.1 to GenCorp Inc.’s Quarterly Report on Form 10-Q for the second quarter ended May 31, 2013 (File No. 1-1520), and is incorporated herein by reference.

10.37
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

10.38
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

10.39†
Stock Option Cancellation Agreement, dated July 9, 2013, between GenCorp Inc. and Kathleen E. Redd was filed as Exhibit 10.1 to GenCorp Inc.’s Current Report on Form 8-K dated July 12, 2013 (File No. 1-1520), and is incorporated herein by reference.

10.40	Form of Indemnification Agreement was filed as Exhibit 10.1 to GenCorp Inc.’s Current Report on Form 8-K dated April 11, 2014 (File No. 1-01520), and is incorporated herein by reference.
10.41
Credit Agreement, dated as of April 18, 2014, among GenCorp Inc., as Borrower, the lenders from time to time parties thereto, and The Bank of New York Mellon, as Administrative Agent was filed as Exhibit 10.1 to GenCorp Inc.’s Current Report on Form 8-K dated April 18, 2014 (File No. 1-01520), and is incorporated herein by reference.

10.42
Third Amended and Restated Credit Agreement, dated as of May 30, 2014, among GenCorp Inc., as Borrower, each of those Material Domestic Subsidiaries of the Borrower identified as a “Guarantor” on the signature pages thereto and such other Material Domestic Subsidiaries of the Borrower as may from time to time become a party thereto, the several banks and other financial institutions from time to time parties thereto, and Wells Fargo Bank, National Association, as Administrative Agent was filed as Exhibit 10.1 to GenCorp Inc.’s Current Report on Form 8-K dated May 30, 2014 (File No. 1-01520), and is incorporated herein by reference.

10.43
Amended and Restated 2013 Employee Stock Purchase Plan, dated as of June 24, 2014 was filed as Exhibit 10.1 to GenCorp Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2014 (File No. 1-01520), and is incorporated herein by reference.

10.44†
Amended and Restated Deferred Compensation Plan for Nonemployee directors, dated as of June 24, 2014 was filed as Exhibit 10.2 to GenCorp Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2014 (File No. 1-01520), and is incorporated herein by reference.

10.45†
Amended and Restated 2009 Equity and Performance Incentive Plan, dated as of June 24, 2014 was filed as Exhibit 10.3 to GenCorp Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2014 (File No. 1-01520), and is incorporated herein by reference.

10.46†
Form of Restricted Stock Agreement between the Company and Employees for grants of time-based vesting of restricted stock under the GenCorp Inc. Amended and Restated 2009 Equity and Performance Incentive Plan was filed as Exhibit 10.4 to GenCorp Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2014 (File No. 1-01520), and is incorporated herein by reference.

10.47†
Form of Unrestricted Stock Agreement between the Company and Directors for grants of common stock under the GenCorp Inc. Amended and Restated 2009 Equity and Performance Incentive Plan was filed as Exhibit 10.5 to GenCorp Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2014 (File No. 1-01520), and is incorporated herein by reference.

10.48†
Form of Director Nonqualified Stock Option Agreement between the Company and Directors for grants of nonqualified stock options under the GenCorp Inc. Amended and Restated 2009 Equity and Performance Incentive Plan was filed as Exhibit 10.6 to GenCorp Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2014 (File No. 1-01520), and is incorporated herein by reference.

21.1*	Subsidiaries of the Company.
23.1*	Consent of Independent Registered Public Accounting Firm.
24.1*	Power of Attorney
31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
32.1*
Certification of Principal Executive Officer and Principal Accounting Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 as amended, and 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
_____

*	Filed herewith. All other exhibits have been previously filed.

**	Schedules and Exhibits have been omitted, but will be furnished to the SEC upon request.

†	Management contract or compensatory plan or arrangement.