Form 10-Q
period 2015-02-28
GENCORP INC
filed 2015-04-09
CIK 40888

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-Q
 (Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended: February 28, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of March 31, 2015, there were 62.6 million outstanding shares of our Common Stock, including redeemable common stock and unvested common shares, $0.10 par value.

GenCorp Inc.
Quarterly Report on Form 10-Q
For the Quarterly Period Ended February 28, 2015

Part I — FINANCIAL INFORMATION
Item 1. Financial Statements
GenCorp Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended February 28,
	2015	2014
	(In millions, except per share amounts)
Net sales	$318.6	$332.1
Operating costs and expenses:
Cost of sales (exclusive of items shown separately below)	282.8	288.5
Selling, general and administrative	15.5	9.2
Depreciation and amortization	16.0	14.9
Other expense, net:
Loss on debt repurchased	0.2	4.9
Other	1.5	2.7
Total operating costs and expenses	316.0	320.2
Operating income	2.6	11.9
Non-operating (income) expense:
Interest income	(0.1)	—
Interest expense	13.4	12.4
Total non-operating expense, net	13.3	12.4
Loss from continuing operations before income taxes	(10.7)	(0.5)
Income tax (benefit) provision	(6.6)	1.8
Loss from continuing operations	(4.1)	(2.3)
Income from discontinued operations, net of income taxes	0.2	—
Net loss	$(3.9)	$(2.3)
Loss Per Share of Common Stock
Basic and diluted
Loss per share from continuing operations	$(0.07)	$(0.04)
Income per share from discontinued operations, net of income taxes	—	—
Net loss per share	$(0.07)	$(0.04)
Weighted average shares of common stock outstanding, basic and diluted	58.9	59.9
See Notes to Unaudited Condensed Consolidated Financial Statements.

GenCorp Inc.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three months ended February 28,
	2015	2014
	(In millions)
Net loss	$(3.9)	$(2.3)
Other comprehensive income:
Amortization of actuarial losses and prior service credits, net of income taxes	12.2	7.5
Comprehensive income	$8.3	$5.2
See Notes to Unaudited Condensed Consolidated Financial Statements.

GenCorp Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

	February 28, 2015	November 30, 2014
	(In millions, except per share and share amounts)
ASSETS
Current Assets
Cash and cash equivalents	$215.7	$265.9
Accounts receivable	206.1	172.9
Inventories	161.4	139.0
Recoverable from the U.S. government and other third parties for environmental remediation costs	23.5	19.4
Receivable from Northrop Grumman Corporation (“Northrop”)	6.0	6.0
Other current assets, net	44.4	38.0
Deferred income taxes	22.5	25.3
Total Current Assets	679.6	666.5
Noncurrent Assets
Property, plant and equipment, net	358.8	367.5
Real estate held for entitlement and leasing	81.5	94.4
Recoverable from the U.S. government and other third parties for environmental remediation costs	79.3	81.2
Receivable from Northrop	69.4	74.8
Deferred income taxes	254.5	259.0
Goodwill	164.4	164.4
Intangible assets	118.8	122.2
Other noncurrent assets, net	91.2	91.6
Assets held for sale	14.2	—
Total Noncurrent Assets	1,232.1	1,255.1
Total Assets	$1,911.7	$1,921.6
LIABILITIES, REDEEMABLE COMMON STOCK, AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Short-term borrowings and current portion of long-term debt	$5.3	$5.3
Accounts payable	84.5	103.5
Reserves for environmental remediation costs	38.3	31.9
Postretirement medical and life insurance benefits	6.4	6.4
Advance payments on contracts	224.0	198.5
Other current liabilities	211.3	221.7
Total Current Liabilities	569.8	567.3
Noncurrent Liabilities
Senior debt	92.5	93.8
Second-priority senior notes	460.0	460.0
Convertible subordinated notes	99.4	133.8
Other debt	81.3	89.3
Reserves for environmental remediation costs	124.3	134.1
Pension benefits	479.1	482.8
Postretirement medical and life insurance benefits	50.6	51.7
Other noncurrent liabilities	81.1	79.7
Total Noncurrent Liabilities	1,468.3	1,525.2
Total Liabilities	2,038.1	2,092.5
Commitments and contingencies (Note 7)
Redeemable common stock, par value of $0.10; less than 0.1 million shares issued and outstanding as of February 28, 2015; 0.1 million shares issued and outstanding as of November 30, 2014	0.1	1.6
Stockholders’ Deficit
Preference stock, par value of $1.00; 15.0 million shares authorized; none issued or outstanding	—	—
Common stock, par value of $0.10; 150.0 million shares authorized; 60.9 million shares issued and outstanding as of February 28, 2015; 56.9 million shares issued and outstanding as of November 30, 2014	6.3	5.9
Other capital	324.6	287.3
Treasury stock at cost, 3.5 million shares as of February 28, 2015 and November 30, 2014	(64.5)	(64.5)
Accumulated deficit	(70.9)	(67.0)
Accumulated other comprehensive loss, net of income taxes	(322.0)	(334.2)
Total Stockholders’ Deficit	(126.5)	(172.5)
Total Liabilities, Redeemable Common Stock and Stockholders’ Deficit	$1,911.7	$1,921.6
See Notes to Unaudited Condensed Consolidated Financial Statements.

GenCorp Inc.
Condensed Consolidated Statement of Stockholders’ Deficit
(Unaudited)

	Common Stock					Accumulated Other	Total
			Other Capital	Treasury Stock	Accumulated Deficit	Comprehensive Loss	Stockholders' Deficit
	Shares	Amount
	(In millions)
November 30, 2014	56.9	$5.9	$287.3	$(64.5)	$(67.0)	$(334.2)	$(172.5)
Net loss	—	—	—	—	(3.9)	—	(3.9)
Amortization of actuarial losses and prior service credits, net of income taxes	—	—	—	—	—	12.2	12.2
Conversion of debt to common stock	3.8	0.4	34.0	—	—	—	34.4
Reclassification from redeemable common stock	(0.1)	—	1.5	—	—	—	1.5
Tax benefit from shares issued under equity plans	—	—	1.4	—	—	—	1.4
Stock-based compensation and other, net	0.3	—	0.4	—	—	—	0.4
February 28, 2015	60.9	$6.3	$324.6	$(64.5)	$(70.9)	$(322.0)	$(126.5)
See Notes to Unaudited Condensed Consolidated Financial Statements.

GenCorp Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three months ended February 28,
	2015	2014
	(In millions)
Operating Activities
Net loss	$(3.9)	$(2.3)
Adjustments to reconcile net loss to net cash used in operating activities:
Income from discontinued operations, net of income taxes	(0.2)	—
Depreciation and amortization	16.0	14.9
Amortization of financing costs	0.7	0.9
Stock-based compensation	5.3	1.4
Retirement benefit expense	16.6	8.9
Loss on debt repurchased	0.2	4.9
Loss on disposal of long-lived assets	0.2	—
Tax benefit on stock-based awards	(1.4)	(1.1)
Changes in assets and liabilities:
Accounts receivable	(33.2)	14.3
Inventories	(22.4)	(31.6)
Other current assets, net	(6.2)	—
Income tax receivable	—	6.6
Real estate held for entitlement and leasing	(1.5)	(1.1)
Receivable from Northrop	5.4	(0.3)
Recoverable from the U.S. government and other third parties for environmental remediation costs	(2.2)	0.2
Other noncurrent assets	14.3	(4.2)
Assets held for sale	(14.2)	—
Accounts payable	(19.0)	(24.5)
Postretirement medical and life benefits	(1.6)	(1.5)
Advance payments on contracts	25.5	(9.2)
Other current liabilities	(11.3)	6.4
Deferred income taxes	(0.3)	(6.8)
Reserves for environmental remediation costs	(3.4)	(0.9)
Other noncurrent liabilities	1.0	(0.3)
Net Cash Used in Operating Activities	(35.6)	(25.3)
Investing Activities
Capital expenditures	(4.3)	(9.3)
Net Cash Used in Investing Activities	(4.3)	(9.3)
Financing Activities
Debt repayments/repurchases	(9.3)	(10.0)
Proceeds from shares issued under equity plans, net	(2.4)	(1.4)
Purchase of treasury stock	—	(8.6)
Tax benefit on stock-based awards	1.4	1.1
Net Cash Used in Financing Activities	(10.3)	(18.9)
Net Decrease in Cash and Cash Equivalents	(50.2)	(53.5)
Cash and Cash Equivalents at Beginning of Period	265.9	197.6
Cash and Cash Equivalents at End of Period	$215.7	$144.1
Supplemental disclosures of cash flow information
Cash paid for interest	$6.2	$5.1
Cash paid for income taxes	5.3	0.9
Conversion of debt to common stock	34.4	—
See Notes to Unaudited Condensed Consolidated Financial Statements.

GenCorp Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
Note 1. Basis of Presentation and Nature of Operations
GenCorp Inc. (“GenCorp” or the “Company”) has prepared the accompanying unaudited condensed consolidated financial statements, including its accounts and the accounts of its wholly-owned subsidiaries, in accordance with the instructions to Form 10-Q. The year-end condensed consolidated balance sheet was derived from audited financial statements but does not include all of the disclosures required by accounting principles generally accepted in the United States of America (“GAAP”). These interim financial statements should be read in conjunction with the financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2014, as filed with the Securities and Exchange Commission (“SEC”). Certain reclassifications have been made to financial information for the prior year to conform to the current year’s presentation.
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
Real Estate — includes the activities of the Company’s wholly-owned subsidiary Easton Development Company, LLC (“Easton”) related to the re-zoning, entitlement, sale, and leasing of the Company’s excess real estate assets. The Company owns approximately 12,000 acres of land adjacent to U.S. Highway 50 between Rancho Cordova and Folsom, California east of Sacramento (“Sacramento Land”). The Company is currently in the process of seeking zoning changes and other governmental approvals on a portion of the Sacramento Land to optimize its value. See Note 16 for recent activity.
In July 2012, the Company signed a stock and asset purchase agreement (the “Original Purchase Agreement”) with United Technologies Corporation (“UTC”) to acquire the Pratt & Whitney Rocketdyne division (the “Rocketdyne Business”) from UTC for $550 million (the “Acquisition”). On June 12, 2013, the Company and UTC entered into an amended and restated stock and asset purchase agreement (the “Amended and Restated Purchase Agreement”), which amended and restated the Original Purchase Agreement, as amended. On June 14, 2013, the Company completed the acquisition of substantially all of the Rocketdyne Business pursuant to the Amended and Restated Purchase Agreement. The aggregate consideration to UTC was $411 million which represents the initial purchase price of $550 million reduced by $55 million relating to the pending future acquisition of UTC’s 50% ownership interest of RD Amross, LLC (a joint venture with NPO Energomash of Khimki, Russia which sells RD-180 engines to RD Amross) and the portion of the UTC business that markets and supports the sale of RD-180 engines (the “RDA Acquisition”). The acquisition of UTC’s 50% ownership interest of RD Amross and UTC’s related business is contingent upon certain conditions including receipt of certain Russian governmental regulatory approvals, which may not be obtained. Pursuant to the terms of the Amended and Restated Purchase Agreement, either party to such agreement may terminate the obligations to consummate the RDA Acquisition on or after June 12, 2014; provided, however, that such termination date may be extended for up to four additional periods of three months each (with the final termination date extended until June 12, 2015). Subject to the terms of the Amended and Restated Purchase Agreement, in order to extend the termination date, either party may request the extension by providing written notice to the other party at least five business days prior to the termination date, provided that the requesting party must have a reasonable belief at the time such notice is given that a certain authorization for completion of the RDA Acquisition from the Russian government will be forthcoming. In March 2015, the Company elected the fourth option to extend the terms of the Amended and Restated Purchase Agreement for three months.

On August 31, 2004, the Company completed the sale of its GDX Automotive (“GDX”) business. On November 30, 2005, the Company completed the sale of the Fine Chemicals business (see Note 11).
The Company’s fiscal year ends on November 30 of each year. The fiscal year of the Company’s subsidiary, Aerojet Rocketdyne, ends on the last Saturday of November.
See Note 14 for a discussion of the revisions to fiscal 2014 results.
Out of Period Adjustments
During the first quarter of fiscal 2015, the Company recorded out of period adjustments to net sales, costs of sales, and depreciation expense and the related balance sheet accounts. The out of period adjustments were associated with the Rocketdyne Business and related to (i) contract accounting and (ii) property, plant, equipment in-service dates and depreciation methods. The out of period adjustments resulted in the Company increasing its loss from continuing operations before income taxes and net loss in the first quarter of fiscal 2015 by an additional $1.1 million and $0.7 million, respectively. Management believes that such amounts are not material to current or previously reported financial statements.
Revenue Recognition
In the Company’s Aerospace and Defense segment, recognition of profit on long-term contracts requires the use of assumptions and estimates related to the contract value or total contract revenue, the total cost at completion and the measurement of progress towards completion. Due to the nature of the programs, developing the estimated total cost at completion requires the use of significant judgment. Estimates are continually evaluated as work progresses and are revised as necessary. Factors that must be considered in estimating the work to be completed include labor productivity, the nature and technical complexity of the work to be performed, availability and cost volatility of materials, subcontractor and vendor performance, warranty costs, volume assumptions, anticipated labor agreements and inflationary trends, schedule and performance delays, availability of funding from the customer, and the recoverability of costs incurred outside the original contract included in any estimates to complete. The Company reviews contract performance and cost estimates for some contracts at least monthly and for others at least quarterly and more frequently when circumstances significantly change. When a change in estimate is determined to have an impact on contract profit, the Company will record a positive or negative adjustment to the statement of operations. Changes in estimates and assumptions related to the status of certain long-term contracts may have a material effect on the Company’s operating results. The following table summarizes the impact from changes in estimates and assumptions on the statements of operations on contracts, representing 89% of the Company’s net sales over the first quarter of fiscal 2015 and 2014, accounted for under the percentage-of-completion method of accounting:

	Three months ended February 28,
	2015	2014
	(In millions, except per share amounts)
Favorable effect of the changes in contract estimates on loss from continuing operations before income taxes	$0.2	$2.3
Favorable effect of the changes in contract estimates on net loss	0.1	1.5
Favorable effect of the changes in contract estimates on basic and diluted net loss per share	—	0.03
A detailed description of the Company’s significant accounting policies can be found in the Company’s most recent Annual Report on Form 10-K for the fiscal year ended November 30, 2014.
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
In August 2014, the FASB issued an amendment to the accounting guidance related to the evaluation of an entity to continue as a going concern. The amendment establishes management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern in connection with preparing financial statements for each annual and interim reporting period. The update also gives guidance to determine whether to disclose information about relevant conditions and events when there is substantial doubt about an entity’s ability to continue as a going concern. This guidance is effective for the Company as of November 30, 2017. The new guidance is not expected to have an impact on the Company’s financial position, results of operations, or cash flows.
Note 2. Loss Per Share of Common Stock
A reconciliation of the numerator and denominator used to calculate basic and diluted loss per share of common stock (“EPS”) is presented in the following table:

	Three months ended February 28,
	2015	2014
	(In millions, except per share amounts)
Numerator:
Loss from continuing operations	$(4.1)	$(2.3)
Income from discontinued operations, net of income taxes	0.2	—
Net loss for basic and diluted earnings per share	$(3.9)	$(2.3)
Denominator:
Basic and diluted weighted average shares	58.9	59.9
Basic and diluted
Loss per share from continuing operations	$(0.07)	$(0.04)
Income per share from discontinued operations, net of income taxes	—	—
Net loss per share	$(0.07)	$(0.04)
The following table sets forth the potentially dilutive securities excluded from the computation because their effect would have been anti-dilutive:

	Three months ended February 28,
	2015	2014
	(In millions)
4 1/16% Convertible Subordinated Debentures (“4 1/16% Debentures”)	12.9	21.3
Employee stock options and stock purchase plan	0.2	0.6
Unvested restricted shares	1.8	1.3
Total potentially dilutive securities	14.9	23.2

Note 3. Stock-Based Compensation
Total stock-based compensation expense by type of award for the first quarter of fiscal 2015 and 2014 was as follows:

	Three months ended February 28,
	2015	2014
	(In millions)
Stock appreciation rights	$2.5	$(0.1)
Stock options	0.1	—
Restricted shares, service based	1.7	0.9
Restricted shares, performance based	1.0	0.6
Total stock-based compensation expense	$5.3	$1.4

In February 2015, the Company began offering an Employee Stock Purchase Plan ("ESPP") to employees. The stock-based compensation expense related to the ESPP was less than $0.1 million in the first quarter of fiscal 2015.
Note 4. Balance Sheet Accounts
a. Fair Value of Financial Instruments
The accounting standards use a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs for which little or no market data exists, therefore requiring an entity to develop its own assumptions. The following are measured at fair value:

		Fair value measurement at February 28, 2015
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In millions)
Money market funds	$193.5	$193.5	$—	$—
		Fair value measurement at November 30, 2014
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In millions)
Money market funds	$233.4	$233.4	$—	$—
As of February 28, 2015, a summary of cash and cash equivalents and the grantor trust by investment type is as follows:

	Total	Cash and Cash Equivalents	Money Market Funds
	(In millions)
Cash and cash equivalents	$215.7	$33.2	$182.5
Grantor trust (included as a component of other current and noncurrent assets)	11.0	—	11.0
	$226.7	$33.2	$193.5
The carrying amounts of certain of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, accrued compensation, and other accrued liabilities, approximate fair value because of their short maturities.
The estimated fair value and principal amount for the Company’s outstanding debt is presented below:

	Fair Value		Principal Amount
	February 28, 2015	November 30, 2014	February 28, 2015	November 30, 2014
	(In millions)
Term loan	$97.5	$98.8	$97.5	$98.8
7.125% Second-Priority Senior Secured Notes (“7 1/8% Notes”)	496.2	483.6	460.0	460.0
4 1/16% Debentures	212.9	248.2	99.2	133.6
Delayed draw term loan	81.0	89.0	81.0	89.0
Other debt	0.8	0.8	0.8	0.8
	$888.4	$920.4	$738.5	$782.2
The fair values of the 7 1/8% Notes and 4 1/16% Debentures were determined using broker quotes that are based on open markets for the Company’s debt securities as of February 28, 2015, and November 30, 2014 (both Level 2 securities). The fair value of the term loans and other debt was determined to approximate carrying value.
b. Accounts Receivable

	February 28, 2015	November 30, 2014
	(In millions)
Billed	$100.2	$69.3
Unbilled	136.0	126.1
Reserve for overhead rate disallowance	(30.9)	(22.9)
Total receivables under long-term contracts	205.3	172.5
Other receivables	0.8	0.4
Accounts receivable	$206.1	$172.9
c. Inventories

	February 28, 2015	November 30, 2014
	(In millions)
Long-term contracts at average cost	$551.0	$434.6
Progress payments	(390.8)	(296.9)
Total long-term contract inventories	160.2	137.7
Total other inventories	1.2	1.3
Inventories	$161.4	$139.0
d. Other Current Assets, net

	February 28, 2015	November 30, 2014
	(In millions)
Recoverable from the U.S. government for Rocketdyne Business integration costs (see Note 4(f))	$10.5	$10.5
Prepaid expenses	10.1	11.3
Receivables, net	9.7	4.5
Income taxes	1.9	2.1
Indemnification receivable from UTC	0.7	0.9
Other	11.5	8.7
Other current assets, net	$44.4	$38.0

e. Property, Plant and Equipment, net

	February 28, 2015	November 30, 2014
	(In millions)
Land	$67.2	$67.2
Buildings and improvements	279.0	276.9
Machinery and equipment	501.4	474.7
Construction-in-progress	14.4	41.2
	862.0	860.0
Less: accumulated depreciation	(503.2)	(492.5)
Property, plant and equipment, net	$358.8	$367.5
f. Other Noncurrent Assets, net

	February 28, 2015	November 30, 2014
	(In millions)
Recoverable from the U.S. government for Rocketdyne Business integration costs	$30.9	$28.0
Deferred financing costs	17.5	18.5
Recoverable from the U.S. government for conditional asset retirement obligations	18.2	17.7
Grantor trust	11.2	11.2
Indemnification receivable from UTC, net	7.0	7.5
Other	6.4	8.7
Other noncurrent assets, net	$91.2	$91.6
The current and noncurrent Rocketdyne Business integration costs capitalized as of February 28, 2015 and November 30, 2014 totaled $41.4 million and $38.5 million, respectively. These integration costs are reimbursable by the U.S. government upon its audit and approval that the Company's planned integration savings will exceed its restructuring costs by a factor of at least two to one. In December 2014, the Company was informed that the Defense Contract Audit Agency had completed its audit of the Company’s restructuring proposal and indicated that the Company had achieved the required minimum two to one savings to restructuring cost ratio.  Actual recovery of the previously deferred integration costs will take place after the final execution of an Advance Agreement with the Defense Contract Management Agency and determination from the Under Secretary of Defense that the audited restructuring savings exceed the costs by a factor of two to one.  The Company believes these final two actions will be completed in fiscal 2015. The Company reviews on a quarterly basis the probability of recovery of these costs.
g. Assets Held for Sale
As of February 28, 2015, the Company classified 553 acres of its Sacramento Land, known as Hillsborough and representing a part of the 6,000 acre Easton Master Plan, as assets held for sale as a result of its plans to sell the Hillsborough land. The Hillsborough land was reported as real estate held for entitlement and leasing on the November 30, 2014 unaudited condensed consolidated balance sheet. For operating segment reporting, the Hillsborough land has been reported as a part of the Real Estate segment. See Note 16 for additional information.
In November 2014, the Company classified its energy business (the "Energy Business") as assets held for sale as a result of its plans to sell the business. The assets and liabilities of the Energy Business as of February 28, 2015 and November 30, 2014 were insignificant. The plan was a result of management’s decision to focus its capital and resources on its Aerospace and Defense and Real Estate operating segments. The net sales associated with the Energy Business totaled $0.2 million in the first quarter of fiscal 2015; net sales associated with the Energy Business totaled $0.6 million in fiscal 2014. For operating segment reporting, the Energy Business has been reported as a part of the Aerospace and Defense segment. The Company expects to incur $2.0 million of expenses to divest its Energy Business. See Note 16 for additional information.

h. Other Current Liabilities

	February 28, 2015	November 30, 2014
	(In millions)
Accrued compensation and employee benefits	$113.0	$96.1
Income taxes	—	14.1
Payable to UTC primarily for Transition Service Agreements	6.6	11.9
Interest payable	20.2	14.6
Contract loss provisions	13.7	13.4
Other	57.8	71.6
Other current liabilities	$211.3	$221.7
i. Other Noncurrent Liabilities

	February 28, 2015	November 30, 2014
	(In millions)
Conditional asset retirement obligations	$24.7	$24.4
Pension benefits, non-qualified	19.0	19.1
Deferred compensation	11.7	11.1
Deferred revenue	7.3	7.4
Other	18.4	17.7
Other noncurrent liabilities	$81.1	$79.7
j. Accumulated Other Comprehensive Loss, Net of Income Taxes
Changes in accumulated other comprehensive loss by components, net of $7.4 million of income taxes, related to the Company’s retirement benefit plans are as follows:

	Actuarial Losses, Net	Prior Service Credits, Net	Total
	(In millions)
November 30, 2014	$(337.5)	$3.3	$(334.2)
Amortization of actuarial losses and prior service credits, net of income taxes	12.4	(0.2)	12.2
February 28, 2015	$(325.1)	$3.1	$(322.0)
k. Redeemable Common Stock
The Company inadvertently failed to register with the SEC the issuance of certain of its common shares in its defined contribution 401(k) employee benefit plan (the “Plan”). As a result, certain Plan participants who purchased such securities pursuant to the Plan may have the right to rescind certain of their purchases for consideration equal to the purchase price paid for the securities (or if such security has been sold, to receive consideration with respect to any loss incurred on such sale) plus interest from the date of purchase. As of February 28, 2015 and November 30, 2014, the Company has classified less than 0.1 million and 0.1 million shares, respectively, as redeemable common stock because the redemption features are not within the control of the Company. The Company may also be subject to civil and other penalties by regulatory authorities as a result of the failure to register these shares. These shares have always been treated as outstanding for financial reporting purposes. In June 2008, the Company filed a registration statement on Form S-8 to register future transactions in the GenCorp Stock Fund in the Plan. During the first quarter of fiscal 2015, the Company recorded $0.7 million for realized gains and interest associated with this matter.
l. Treasury Stock
During fiscal 2014, the Company repurchased 3.5 million of its common shares at a cost of $64.5 million. The Company reflects stock repurchases in its financial statements on a “settlement” basis.

Note 5. Income Taxes
The income tax (benefit) provision for the first quarter of fiscal 2015 and 2014 was as follows:

	Three months ended February 28,
	2015	2014
	(In millions)
Federal and state current income tax (benefit) expense	$(5.1)	$7.6
Net deferred benefit	—	(5.8)
Benefit of fiscal 2014 research and development credits	(1.5)	—
Income tax (benefit) provision	$(6.6)	$1.8
Cash paid for income taxes	$5.3	$0.9
In the first quarter of fiscal 2015, the income tax benefit recorded differs from the expected tax that would be calculated by applying the federal statutory rate to the Company's loss before income taxes primarily due to the re-enactment of the federal research and development credit in December 2014 for calendar year 2014 which has been treated as a discrete event for the first quarter of fiscal 2015, as well as the impacts from state income taxes and certain expenditures which are permanently not deductible for tax purposes. In the first quarter of fiscal 2014, the income tax provision recorded differs from the expected tax that would be calculated by applying the federal statutory rate to the Company's loss before income taxes primarily due to the significant non-deductible premium on the 4 1/16% Debentures repurchased during the first quarter of fiscal 2014, which the Company has treated for tax purposes as a discrete event for the quarter, as well as the impacts from state income taxes and certain expenditures which are permanently not deductible for tax purposes.
As of February 28, 2015, the total liability for uncertain income tax positions, including accrued interest and penalties, was $7.0 million. Due to the high degree of uncertainty regarding the timing of potential future cash flows associated with the respective liabilities, the Company is unable to make a reasonably reliable estimate of the amount and period in which these liabilities might be paid.
Note 6. Long-term Debt

	February 28, 2015	November 30, 2014
	(In millions)
Term loan, bearing interest at variable rates (rate of 2.74% as of February 28, 2015), payable in quarterly installments of $1.3 million plus interest, maturing in May 2019	$97.5	$98.8
Total senior debt	97.5	98.8
Senior secured notes, bearing interest at 7.125% per annum, interest payments due in March and September, maturing in March 2021	460.0	460.0
Total senior secured notes	460.0	460.0
Convertible subordinated debentures, bearing interest at 2.25% per annum, interest payments due in May and November, maturing in November 2024	0.2	0.2
Convertible subordinated debentures, bearing interest at 4.0625% per annum, interest payments due in June and December, maturing in December 2039	99.2	133.6
Total convertible subordinated notes	99.4	133.8
Delayed draw term loan, bearing interest at variable rates (rate of 9.50% as of February 28, 2015), maturing in April 2022	81.0	89.0
Capital lease, payable in monthly installments, maturing in March 2017	0.6	0.6
Total other debt	81.6	89.6
Total debt	738.5	782.2
Less: Amounts due within one year	(5.3)	(5.3)
Total long-term debt	$733.2	$776.9
Senior Credit Facility
On January 14, 2013, the Company, executed an amendment (the “Third Amendment”) to the senior credit facility (the “Senior Credit Facility”) with the lenders identified therein, and Wells Fargo Bank, National Association, as administrative agent. The Third Amendment, among other things, allowed for the 7 1/8% Notes to be secured by a first priority security interest in the escrow account into which the proceeds of the 7 1/8% Notes offering were deposited pending the consummation of the Acquisition.

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
As of February 28, 2015, the Company had $46.4 million outstanding letters of credit under the $100.0 million subfacility for standby letters of credit and had $97.5 million outstanding under the term loan facility.
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
The Company is subject to certain limitations including the ability to incur additional debt, make certain investments and acquisitions, and make certain restricted payments, including stock repurchases and dividends. The Senior Credit Facility includes events of default usual and customary for facilities of this nature, the occurrence of which could lead to an acceleration of the Company’s obligations thereunder. Additionally, the Senior Credit Facility includes certain financial covenants, including that the Company maintain (i) a maximum total leverage ratio, calculated net of cash up to a maximum of $150.0 million, of 4.50 to 1.00 through the fiscal period ending November 30, 2015, 4.25 to 1.00 through fiscal periods ending November 30, 2017, and 4.00 to 1.00 thereafter; and (ii) a minimum interest coverage ratio of 2.40 to 1.00.

Financial Covenant	Actual Ratios as of February 28, 2015	Required Ratios
Interest coverage ratio, as defined under the Senior Credit Facility	3.46 to 1.00	Not less than: 2.40 to 1.00
Leverage ratio, as defined under the Senior Credit Facility	3.38 to 1.00	Not greater than: 4.50 to 1.00
The Company was in compliance with its financial and non-financial covenants as of February 28, 2015.
4.0625% Convertible Subordinated Debentures
As of February 28, 2015, the Company had $99.2 million outstanding principal of its 4 1/16% Debentures, convertible into 11.0 million of shares of common stock. During the first quarter of fiscal 2015, $34.4 million of 4 1/16% Debentures were converted to 3.8 million shares of common stock. See Note 16 for recent activity.
During the first quarter of fiscal 2014, the Company repurchased $4.5 million principal amount of its 4 1/16% Debentures at various prices ranging from 210% of par to 212% of par. A summary of the Company’s 4 1/16% Debentures repurchased during the first quarter of fiscal 2014 is as follows (in millions):

Principal amount repurchased	$4.5
Cash repurchase price	(9.4)
Loss on 4 1/16% Debentures repurchased	$(4.9)
Delayed Draw Term Loan
As of February 28, 2015, the Company had $81.0 million outstanding under the delayed draw term loan facility. During the first quarter of fiscal 2015, the Company retired $8.0 million principal amount of its delayed draw term loan. See Note 16 for recent activity.
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
Asbestos Litigation
The Company has been, and continues to be, named as a defendant in lawsuits alleging personal injury or death due to exposure to asbestos in building materials, products, or in manufacturing operations. The majority of cases are pending in Texas and Illinois. There were 88 asbestos cases brought by individual plaintiffs pending as of February 28, 2015.
Given the lack of any significant consistency to claims (i.e., as to product, operational site, or other relevant assertions) filed against the Company, the Company is unable to make a reasonable estimate of the future costs of pending claims or unasserted claims. Accordingly, no estimate of future liability has been accrued.
In 2011, Aerojet Rocketdyne received a letter demand from AMEC, plc, (“AMEC”) the successor entity to the 1981 purchaser of the business assets of Barnard & Burk, Inc., a former Aerojet Rocketdyne subsidiary, for Aerojet Rocketdyne to assume the defense of sixteen asbestos cases, involving 271 plaintiffs, pending in Louisiana, and reimbursement of over $1.7 million in past legal fees and expenses. AMEC is asserting that Aerojet Rocketdyne retained those liabilities when it sold the Barnard & Burk assets and agreed to indemnify the purchaser therefor. Under the relevant purchase agreement, the purchaser assumed only certain, specified liabilities relating to the operation of Barnard & Burk before the sale, with Barnard & Burk retaining all unassumed pre-closing liabilities, and Aerojet Rocketdyne agreed to indemnify the purchaser against unassumed liabilities that are asserted against it. Based on the information provided, Aerojet Rocketdyne declined to accept the liability and requested additional information from AMEC pertaining to the basis of the demand. On April 3, 2013, AMEC filed a complaint for breach of contract against Aerojet Rocketdyne in Sacramento County Superior Court, AMEC Construction Management, Inc. v. Aerojet-General Corporation, Case No. 342013001424718. Aerojet Rocketdyne filed its answer to the complaint denying AMEC’s allegations and discovery is ongoing. AMEC contends it has incurred approximately $3.0 million in past legal fees and expenses. The parties attended a mediation session on December 9, 2014 and negotiations are ongoing. The court continued the trial date to October 19, 2015 to accommodate additional settlement negotiations and allow Aerojet Rocketdyne to file a cross-complaint against AMEC. As of February 28, 2015, the Company has accrued $0.2 million related to this matter. None of the expenditures related to this matter are recoverable from the U.S. government.
Inflective, Inc. (“Inflective”) Litigation
On December 18, 2014, Inflective filed a complaint against Aerojet Rocketdyne and Kathleen E. Redd, individually, in the Superior Court of the State of California, Sacramento County, Inflective, Inc. v Aerojet Rocketdyne, Inc., Kathleen E. Redd, et al, Case No. T4358. Inflective asserts in the complaint causes for breach of contract, breach of implied contract, false promise, inducing breach of contract, intentional interference with contractual relations, negligent interference with prospective economic relations and intentional interference with prospective economic relations and is seeking damages in excess of $3.0 million, punitive damages, interest and attorney’s costs. The complaint arises out of the Company’s implementation of ProjectOne, a company-wide enterprise resource planning (“ERP”) system, for which Inflective had been a consultant to the Company. The Company believes the allegations are without merit and intends to contest this matter vigorously. On February 6, 2015, Aerojet Rocketdyne filed a demurrer to the complaint seeking to have the complaint dismissed for failure to allege facts sufficient to support the causes of action therein. A hearing on the demurrer has been scheduled for June 9, 2015. The Company has not recorded any liability for this matter as of February 28, 2015.

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
As of February 28, 2015, the aggregate range of these anticipated environmental costs was $162.6 million to $273.5 million and the accrued amount was $162.6 million. See Note 7(c) for a summary of the environmental reserve activity. Of these accrued liabilities, approximately 97% relates to the Company’s U.S. government contracting business and a portion of this liability is recoverable. The significant environmental sites are discussed below. The balance of the accrued liabilities, which are not recoverable from the U.S. government, relate to other sites for which the Company’s obligations are probable and estimable.
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
Aerojet Rocketdyne is involved in various stages of soil and groundwater investigation, remedy selection, design, and remedy construction associated with the operable units. In 2002, the EPA issued a Unilateral Administrative Order (“UAO”) requiring Aerojet Rocketdyne to implement the EPA-approved remedial action in the Western Groundwater Operable Unit. An identical order was issued by the California Regional Water Quality Control Board, Central Valley (“Central Valley RWQCB”). On July 7, 2011, the EPA issued Aerojet Rocketdyne its Approval of Remedial Action Construction Completion Report for Western Groundwater Operable Unit and its Determination of Remedy as Operational and Functional. On September 20, 2011, the EPA issued two UAOs to Aerojet Rocketdyne to complete a remedial design and implement remedial action for the Perimeter Groundwater Operable Unit. One UAO addresses groundwater and the other addresses soils within the Perimeter Groundwater Operable Unit. Issuance of the UAOs is the next step in the superfund process for the Perimeter Groundwater Operable Unit. Aerojet Rocketdyne submitted a final Remedial Investigation Report for the Boundary Operable Unit in 2010 and a revised Feasibility Study for the Boundary Operable Unit in 2012. A Record of Decision is anticipated to be issued by the EPA by mid-2015. A draft Remedial Investigation Report for the Island Operable Unit was submitted in January 2013 and a

Final Remedial Investigation Report is anticipated after issuance of the Boundary Operable Unit Record of Decision. The remaining operable units are under various stages of investigation.
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
As of February 28, 2015, the estimated range of anticipated costs discussed above for the Sacramento, California site was $131.7 million to $213.6 million and the accrued amount was $131.7 million included as a component of the Company’s environmental reserves. Expenditures associated with this matter are partially recoverable. See Note 7(c) below for further discussion on recoverability.
Baldwin Park Operable Unit (“BPOU”)
As a result of its former Azusa, California operations, in 1994 Aerojet Rocketdyne was named a PRP by the EPA in the area of the San Gabriel Valley Basin superfund site known as the BPOU. Between 1995 and 1997, the EPA issued Special Notice Letters to Aerojet Rocketdyne and eighteen other companies requesting that they implement a groundwater remedy. On June 30, 2000, the EPA issued a UAO ordering the PRPs to implement a remedy consistent with the 1994 record of decision. Aerojet Rocketdyne, along with seven other PRPs (the "Cooperating Respondents”) signed a Project Agreement in late March 2002 with the San Gabriel Basin Water Quality Authority, the Main San Gabriel Basin Watermaster, and five water companies. The Project Agreement, which has a term of fifteen years, became effective May 9, 2002 and will terminate in May 2017. It is uncertain as to what remedial actions will be required beyond May 2017. However, the Project Agreement stipulates that the parties agree to negotiate in good faith in an effort to reach agreement as to the terms and conditions of an extension of the term in the event that a Final Record of Decision anticipates, or any of the parties desire, the continued operation of all or a substantial portion of the project facilities. In November 2014, the EPA met with representatives from the Cooperating Respondents regarding the end of the Project Agreement and plans for discussions with the water entities. The EPA is attempting to schedule a meeting with the Cooperating Respondents and the water entities in mid-2015. Pursuant to the Project Agreement, the Cooperating Respondents fund through an escrow account the capital, operational, maintenance, and administrative costs of certain treatment and water distribution facilities to be owned and operated by the water companies. There are also provisions in the Project Agreement for maintaining financial assurance.
Aerojet Rocketdyne and the other Cooperating Respondents entered into an interim allocation agreement, which was renewed effective March 28, 2014, that establishes the interim payment obligations, subject to final reallocation, of the Cooperating Respondents for the costs incurred pursuant to the Project Agreement. Under the interim allocation, Aerojet Rocketdyne is responsible for approximately 70% (increased from approximately 68%) of all project costs. Since entering into the Project Agreement, two of the Cooperating Respondents, Huffy Corporation (“Huffy”) and Fairchild Corporation (“Fairchild”), have filed for bankruptcy and are no longer participating in the Project Agreement. The interim allocation has been adjusted to account for their shares. On September 30, 2014, another of the Cooperating Respondents, Reichhold, Inc., filed for bankruptcy under Chapter 11. Reichhold has not accepted or rejected the Project Agreement, but did not provide its share of additional funding required in December 2014 under the Project Agreement.   The financial assurance Reichhold previously provided to the Trust under the Project Agreement is being accessed by the Trust to fund Reichhold’s share.  If Reichhold stops paying, Aerojet Rocketdyne and the remaining Cooperating Respondents will be required to make up the Reichhold share once its security is deemed insufficient or has otherwise been exhausted. Prior to filing for bankruptcy, Fairchild filed suit against the other Cooperating Respondents (the “Fairchild Litigation”), but the litigation is dormant under a bankruptcy court stay, and has been the subject of the mediation and tentative settlement discussed below.
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
As of February 28, 2015, the estimated range of anticipated costs through the term of the Project Agreement for the BPOU site, which expires in 2017, was $17.4 million to $32.2 million and the accrued amount was $17.4 million included as a component of the Company’s environmental reserves. As the Company is unable to reasonably estimate the costs and expenses of this matter after the expiration of the Project Agreement, no reserve has been accrued for this matter for the period after such expiration. The Company cannot yet estimate the future cost due to the uncertainty of project definition, participation and approval by numerous third parties and the regulatory agencies, and the length of a project agreement. When the Company is able to estimate such costs, a reserve for periods after the expiration of the Project Agreement will be established, which could potentially be for a period of up to 15 years. Expenditures associated with this matter are partially recoverable. See Note 7(c) below for further discussion on recoverability.
Toledo, Ohio Site
The Company previously manufactured products for the automotive industry at a Toledo, Ohio site, which was adjacent to the Ottawa River. This facility was divested in 1990 and the Company indemnified the buyer for claims and liabilities arising out of certain pre-divestiture environmental matters. In August 2007, the Company, along with numerous other companies, received from the United States Department of Interior Fish and Wildlife Service a notice of a Natural Resource Damage (“NRD”) Assessment Plan for the Ottawa River and Northern Maumee Bay. A group of PRPs, including the Company, was formed to respond to the NRD assessment and to pursue funding from the Great Lakes Legacy Act for primary restoration. In August 2013, the PRPs voted to accept the State and Federal Trustees’ proposal resolving the NRD Assessment and other claims. A Consent Decree must be negotiated and approved before the settlement becomes final. As of February 28, 2015, the estimated range of the Company’s share of anticipated costs for the NRD matter was zero to $0.2 million and the Company does not have a liability recorded. None of the expenditures related to this matter are recoverable from the U.S. government.
In January 2015, the Company’s $0.9 million settlement agreement with Textileather and the City of Toledo (the “City”) became final with the City’s purchase of the Textileather site and U.S. EPA’s transferring remediation obligations from Textileather to the City by way of Administrative Order.
Wabash, Indiana Site
The Company owned and operated a former rubber processing plant in Wabash, Indiana from 1937 to 2004. Pursuant to a request from the Indiana Department of Environmental Management (“IDEM”), the Company conducted an initial site investigation of the soil and groundwater at the site and a report was submitted to IDEM. By letter of June 11, 2014, IDEM directed the Company to conduct additional investigation of the site, including a vapor intrusion investigation in areas in and around the site where trichloroethene levels in groundwater were found to exceed screening levels for vapor intrusion. A vapor mitigation system was installed in one residence and one business where indoor air screening levels were exceeded and efforts are ongoing to install mitigation systems at one other location. The Company intends to conduct further investigations of the site in accordance with the IDEM request. The Company sent demands to other former owners/operators of the site to participate in the site work, but no party has agreed to participate as of yet. As of February 28, 2015, the estimated range of the Company's share of anticipated costs for the Wabash, Indiana site was $0.7 million to $1.2 million and the accrued amount was $0.7 million. None of the expenditures related to this matter are recoverable from the U.S. government.
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
A summary of the Company’s environmental reserve activity is shown below:

	Aerojet Rocketdyne- Sacramento	Aerojet Rocketdyne- BPOU	Other Aerojet Rocketdyne Sites	Total Aerojet Rocketdyne	Other	Total Environmental Reserve
	(In millions)
November 30, 2014	$130.4	$21.7	$8.1	$160.2	$5.8	$166.0
Additions	4.6	—	0.2	4.8	0.2	5.0
Expenditures	(3.3)	(4.3)	(0.3)	(7.9)	(0.5)	(8.4)
February 28, 2015	$131.7	$17.4	$8.0	$157.1	$5.5	$162.6
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

Pre-Close Environmental Costs	$20.0
Amount spent through February 28, 2015	(17.5)
Amount included as a component of reserves for environmental remediation costs in the unaudited condensed consolidated balance sheet as of February 28, 2015	(2.5)
Remaining Pre-Close Environmental Costs	$—
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
Pursuant to the Global Settlement, prior to the third quarter of fiscal 2010, approximately 12% of environmental costs related to Aerojet Rocketdyne’s Sacramento site and its former Azusa site were charged to the condensed consolidated statements of operations. Subsequent to the third quarter of fiscal 2010, because the Company’s estimated environmental costs reached the reimbursement ceiling under the Northrop Agreement, approximately 37% of such costs will not be reimbursable and are therefore directly charged to the condensed consolidated statements of operations.
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
Pursuant to the Northrop Agreement, environmental expenditures to be reimbursed are subject to annual limitations and the total reimbursements are limited to a ceiling of $189.7 million. A summary of the Northrop Agreement activity is shown below (in millions):

Total reimbursable costs under the Northrop Agreement	$189.7
Amount reimbursed to the Company through February 28, 2015	(108.7)
Potential future cost reimbursements available	81.0
Less: Long-term receivable from Northrop included in the unaudited condensed consolidated balance sheet as of February 28, 2015	(69.4)
Less: Short-term receivable from Northrop included in the unaudited condensed consolidated balance sheet as of February 28, 2015	(6.0)
Less: Amounts recoverable from Northrop included in recoverable from the U.S. government and other third parties for environmental remediation costs in the unaudited condensed consolidated balance sheet as of February 28, 2015	(5.6)
Potential future recoverable amounts available under the Northrop Agreement	$—
The Company’s applicable cost estimates reached the cumulative limitation under the Northrop Agreement during the third quarter of fiscal 2010. The Company has expensed $31.8 million of environmental remediation provision adjustments above the cumulative limitation under the Northrop Agreement through February 28, 2015. Accordingly, subsequent to the third quarter of fiscal 2010, the Company has incurred a higher percentage of expense related to additions to the Sacramento site and BPOU site environmental reserve until, and if, an arrangement is reached with the U.S. government. While the Company is currently seeking an arrangement with the U.S. government to recover environmental expenditures in excess of the reimbursement ceiling identified in the Northrop Agreement, there can be no assurances that such a recovery will be obtained, or if not obtained, that such unreimbursed environmental expenditures will not have a materially adverse effect on the Company’s operating results, financial condition, and/or cash flows.
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

	Estimated Recoverable Amounts Under U.S. Government Contracts	Expense to Unaudited Condensed Consolidated Statement of Operations	Total Environmental Reserve Adjustments
	(In millions)
Three months ended February 28, 2015	$3.4	$1.6	$5.0
Three months ended February 28, 2014	5.1	2.1	7.2
Note 8. Arrangements with Off-Balance Sheet Risk
As of February 28, 2015, arrangements with off-balance sheet risk consisted of:

•
$46.4 million in outstanding commercial letters of credit expiring through January 2016, the majority of which may be renewed, primarily to collateralize obligations for environmental remediation and insurance coverage.

•	$43.2 million in outstanding surety bonds to satisfy indemnification obligations for environmental remediation coverage.

•	Up to $120.0 million aggregate in guarantees by GenCorp of Aerojet Rocketdyne’s obligations to U.S. government agencies for environmental remediation activities.

•	$55.0 million related to the pending future acquisition of UTC’s 50% ownership interest of RD Amross.

•	Guarantees, jointly and severally, by the Company’s material domestic subsidiaries of their obligations under the Senior Credit Facility and 7 1/8% Notes.

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
The costs of the Restructuring Plan - Phase I of $6.3 million related to ongoing business volume were a component of the Company’s fiscal 2014 U.S. government forward pricing rates, and therefore, were recovered through the pricing of the Company’s products and services to the U.S. government.
The costs of the Restructuring Plan - Phase I of $3.0 million related to the integration of the Rocketdyne Business, as of November 30, 2014, have been capitalized and recorded in other noncurrent assets in the unaudited condensed consolidated balance sheet. See Note 4(f) for a discussion of the capitalization of such costs.
As part of the Company's on-going efforts to optimize business resources, during the fourth quarter of fiscal 2014, the Company determined a cost reduction plan (the “Restructuring Plan - Phase II”) was necessary which resulted in the accrual for the reduction of the Company's overall headcount by approximately 90 employees and the closing of a facility. In connection with the Restructuring Plan - Phase II, the Company recorded a liability of $4.3 million in the fourth quarter of fiscal 2014, consisting of costs for severance, employee-related benefits and other associated expenses. Additionally, in the first quarter of fiscal 2015, the Company determined that the overall headcount should be reduced by approximately an additional 60 employees which resulted in the Company recording a liability of $4.1 million. These costs are a component of the Company’s fiscal 2015 U.S. government forward pricing rates, and therefore, will be recovered through the pricing of the Company’s products and services to the U.S. government.
Note 10. Retirement Benefits
Pension Benefits
The Company's defined benefit pension plan future benefit accrual was discontinued in fiscal 2009. As of the last measurement date at November 30, 2014, the Company’s total defined benefit pension plan assets, total projected benefit obligations, and unfunded pension obligation for the tax-qualified pension plan were approximately $1,163.1 million, $1,666.3 million, and $482.8 million, respectively.
The Company does not expect to make any significant cash contributions to its tax-qualified defined benefit pension plan until fiscal 2016. The Company estimates that approximately 86% of its unfunded pension obligation as of November 30, 2014 is related to Aerojet Rocketdyne which will be recoverable through its U.S. government contracts.
The funded status of the Company's tax-qualified pension plan may be adversely affected by the investment experience of the plan's assets, by any changes in U.S. law and by changes in the statutory interest rates used by tax-qualified pension plans in the U.S. to calculate funding requirements. Accordingly, if the performance of the Company’s plan's assets does not meet assumptions, if there are changes to the Internal Revenue Service regulations or other applicable law or if other actuarial assumptions are modified, future contributions to the underfunded pension plans could be higher than the Company expects.
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
Components of retirement benefit expense (income) are:

	Pension Benefits		Postretirement Medical and Life Insurance Benefits
	Three months ended February 28,
	2015	2014	2015	2014
	(In millions)
Service cost	$2.7	$2.2	$—	$—
Interest cost on benefit obligation	15.9	16.8	0.5	0.6
Assumed return on plan assets	(22.1)	(23.2)	—	—
Amortization of prior service credits	—	—	(0.3)	(0.2)
Recognized net actuarial losses (gains)	20.8	13.4	(0.9)	(0.7)
Retirement benefit expense (income)	$17.3	$9.2	$(0.7)	$(0.3)

Note 11. Discontinued Operations
On August 31, 2004, the Company completed the sale of its GDX Automotive (“GDX”) business. On November 30, 2005, the Company completed the sale of the Fine Chemicals business. The remaining subsidiaries after the sale of GDX Automotive and the Fine Chemicals business are classified as discontinued operations.
Summarized financial information for discontinued operations is set forth below:

	Three months ended February 28,
	2015	2014
	(In millions)
Net sales	$—	$—
Income before income taxes (1)	0.3	—
Income tax provision	0.1	—
Net income from discontinued operations	0.2	—
_______
(1) Includes foreign currency transaction gains of $0.4 million in the first quarter of fiscal 2015.
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
Customers that represented more than 10% of net sales for the periods presented are as follows:

	Three months ended February 28,
	2015	2014
Lockheed Martin Corporation	28%	19%
United Launch Alliance	17%	27%
Raytheon Company	23%	18%
NASA	13%	14%

Sales to the U.S. government and its agencies, including sales to the Company’s significant customers discussed above, were as follows (dollars in millions):

	U.S. Government Sales	Percentage of Net Sales
Three months ended February 28, 2015	$296.1	93%
Three months ended February 28, 2014	311.6	94%
Selected financial information for each reportable segment is as follows:

	Three months ended February 28,
	2015	2014
	(In millions)
Net Sales:
Aerospace and Defense	$317.0	$330.6
Real Estate	1.6	1.5
Total Net Sales	$318.6	$332.1
Segment Performance:
Aerospace and Defense	$30.3	$33.0
Environmental remediation provision adjustments	(1.4)	(1.6)
Retirement benefit plan expense	(12.4)	(6.1)
Unusual items	0.7	—
Aerospace and Defense Total	17.2	25.3
Real Estate	0.9	0.9
Total Segment Performance	$18.1	$26.2
Reconciliation of segment performance to loss from continuing operations before income taxes:
Segment performance	$18.1	$26.2
Interest expense	(13.4)	(12.4)
Interest income	0.1	—
Stock-based compensation expense	(5.3)	(1.4)
Corporate retirement benefit plan expense	(4.2)	(2.8)
Corporate and other	(5.8)	(5.2)
Unusual items	(0.2)	(4.9)
Loss from continuing operations before income taxes	$(10.7)	$(0.5)
Note 13. Unusual Items
Total unusual items expense, a component of other expense, net in the unaudited condensed consolidated statements of operations, for the first quarter of fiscal 2015 and 2014 was as follows:

	Three months ended February 28,
	2015	2014
	(In millions)
Unusual items
Legal related matters	$(0.7)	$—
Loss on debt repurchased	0.2	4.9
	$(0.5)	$4.9
 First quarter of fiscal 2015 Activity:
The Company retired $8.0 million principal amount of its delayed draw term loan resulting in a loss of $0.2 million.
The Company recorded $0.7 million for realized gains and interest associated with the failure to register with the SEC the issuance of certain of the Company’s common shares under the defined contribution 401(k) employee benefit plan.
First quarter of fiscal 2014 Activity:
A summary of the Company’s loss on the 4 1/16% Debentures repurchased during the first quarter of fiscal 2014 is as follows (in millions):

Principal amount repurchased	$4.5
Cash repurchase price	(9.4)
Loss on 4 1/16% Debentures repurchased	$(4.9)
Note 14. Revisions
During the fourth quarter of fiscal 2014, the Company identified errors that resulted in the Company revising each reporting period during fiscal 2014, as disclosed in the fiscal 2014 Form 10-K, which impacted net sales, cost of sales, and depreciation expense and the related balance sheet accounts. The errors relate to the following matters: (i) contract accounting; (ii) property, plant and equipment in-service dates; and (iii) accounting for a collaboration agreement. Management concluded that the errors are not material to the financial statements for those periods. Below is the impact of the errors to the fiscal 2014 unaudited condensed consolidated statement of operations and unaudited condensed consolidated statement of cash flows.

	Previously Reported	Revised	Previously Reported	Revised	Previously Reported	Revised
	First Quarter	First Quarter	Second Quarter	Second Quarter	Third Quarter	Third Quarter
	(In millions, except per share amounts)
Statement of Operations (1):
Net sales	$329.7	$332.1	$403.1	$404.5	$419.5	$421.2
Cost of sales (exclusive of items shown separately on Statement of Operations)	286.0	288.5	367.0	369.4	374.2	376.5
Selling, general and administrative	9.2	9.2	9.2	9.2	9.7	9.7
Depreciation and amortization	14.8	14.9	15.4	15.7	15.7	15.8
Other expense, net	7.4	7.6	48.5	48.3	16.3	16.3
Operating income (loss)	12.3	11.9	(37.0)	(38.1)	3.6	2.9
Total non-operating expenses, net	12.4	12.4	12.6	12.6	14.0	14.0
Loss from continuing operations before income taxes	(0.1)	(0.5)	(49.6)	(50.7)	(10.4)	(11.1)
Loss from continuing operations	(2.1)	(2.3)	(49.4)	(50.1)	(9.7)	(10.1)
(Loss) income from discontinued operations, net of income taxes	—	—	(0.8)	(0.8)	0.2	0.2
Net loss	(2.1)	(2.3)	(50.2)	(50.9)	(9.5)	(9.9)
Basic and diluted loss per share:
Loss per share from continuing operations	(0.03)	(0.04)	(0.86)	(0.87)	(0.17)	(0.18)
Loss per share from discontinued operations, net of income taxes	—	—	(0.01)	(0.01)	—	—
Net loss per share	$(0.03)	$(0.04)	$(0.87)	$(0.88)	$(0.17)	$(0.18)
_____
(1) The revised year-to-date amounts can be derived from the reporting periods presented above.

	Previously Reported	Revised	Previously Reported	Revised	Previously Reported	Revised
	Three months ended February 28, 2014	Three months ended February 28, 2014	Six months ended May 31, 2014	Six months ended May 31, 2014	Nine months ended August 31, 2014	Nine months ended August 31, 2014
	(In millions)
Statement of Cash Flows (1)
Net loss	$(2.1)	$(2.3)	$(52.3)	$(53.2)	$(61.8)	$(63.1)
Adjustments to reconcile net loss to net cash provided by operating activities:
Loss from discontinued operations, net of income taxes	—	—	0.8	0.8	0.6	0.6
Depreciation and amortization	14.8	14.9	30.2	30.6	45.9	46.4
Amortization of debt discount and financing costs	0.9	0.9	1.8	1.8	2.7	2.7
Stock-based compensation	1.4	1.4	3.0	3.0	4.5	4.5
Retirement benefit expense	8.9	8.9	17.8	17.8	26.7	26.7
Loss on debt repurchased	4.9	4.9	50.8	50.8	60.6	60.6
Loss on bank amendment	—	—	0.2	0.2	0.2	0.2
Loss on disposal of long-lived assets	—	—	—	—	2.5	2.5
Tax benefit on stock-based awards	(1.1)	(1.1)	(1.3)	(1.3)	(1.5)	(1.5)
Changes in assets and liabilities:
Accounts receivable	14.9	14.3	22.1	21.5	(0.8)	(0.8)
Inventories	(33.3)	(31.6)	(26.8)	(25.1)	(27.2)	(25.5)
Other current assets, net	—	—	3.7	3.7	(3.5)	(3.5)
Income tax receivable	6.8	6.6	3.8	3.2	1.4	0.5
Real estate held for entitlement and leasing	(1.1)	(1.1)	(3.6)	(3.6)	(7.7)	(7.7)
Receivable from Northrop	(0.3)	(0.3)	(1.2)	(1.2)	(2.0)	(2.0)
Recoverable from the U.S. government and other third parties for environmental remediation costs	0.2	0.2	6.6	6.6	5.4	5.4
Other noncurrent assets	(4.4)	(4.2)	(15.6)	(15.6)	(24.0)	(24.0)
Accounts payable	(24.5)	(24.5)	(28.0)	(28.0)	(7.1)	(7.1)
Postretirement medical and life benefits	(1.5)	(1.5)	(3.2)	(3.2)	(4.2)	(4.2)
Advance payments on contracts	(9.2)	(9.2)	6.1	6.1	18.0	18.0
Other current liabilities	7.4	6.4	(27.7)	(27.7)	10.9	10.9
Deferred income taxes	(6.8)	(6.8)	(3.6)	(3.6)	(6.1)	(6.1)
Reserves for environmental remediation costs	(0.9)	(0.9)	(7.6)	(7.6)	(2.7)	(2.7)
Other noncurrent liabilities	(0.3)	(0.3)	1.8	1.8	3.4	3.4
Net cash (used in) provided by continuing operations	(25.3)	(25.3)	(22.2)	(22.2)	34.2	34.2
Net cash used in discontinued operations	—	—	(0.1)	(0.1)	(0.1)	(0.1)
Net Cash (Used in) Provided by Operating Activities	$(25.3)	$(25.3)	$(22.3)	$(22.3)	$34.1	$34.1
_____
(1) The revisions did not change the cash flows from investing or financing activities.
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
The Company has not presented separate financial and narrative information for each of the subsidiary guarantors because it believes that such financial and narrative information would not provide investors with any additional information that would be material in evaluating the sufficiency of the guarantees. Therefore, the following unaudited condensed consolidating financial information summarizes the financial position, results of operations, and cash flows for the Company’s guarantor and non-guarantor subsidiaries.
The Company revised its unaudited condensed consolidating statement of cash flows for three months ended February 28, 2014 to correct for the misclassification of intercompany transactions between the Parent and the Guarantor Subsidiaries columns. The adjustments had no impact on the consolidated amounts previously reported.
The revision on the unaudited condensed consolidating statement of cash flows resulted in a decrease of $46.3 million to “net cash provided by operating activities” to the Parent column for the three months ended February 28, 2014, with a corresponding increase to “net cash provided by financing activities.” The Company also revised the Guarantor Subsidiaries column in the unaudited condensed consolidating statement of cash flows to increase “net cash provided by operating activities” by $46.3 million for the three months ended February 28, 2014, with a corresponding decrease to “net cash provided by financing activities.”
These revisions, which the Company determined are not material to any period presented, had no impact on any financial statements or footnotes, except for the Parent and Guarantor Subsidiaries columns of the unaudited condensed consolidating statement of cash flows for the three months ended February 28, 2014.

Condensed Consolidating Statements of Operations and Comprehensive (Loss) Income
(Unaudited)

Three months ended February 28, 2015	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
	(In millions)
Net sales	$—	$313.3	$5.3	$—	$318.6
Cost of sales (exclusive of items shown separately below)	—	279.1	3.8	(0.1)	282.8
Selling, general and administrative	9.2	5.8	0.5	—	15.5
Depreciation and amortization	—	15.7	0.3	—	16.0
Interest expense	12.9	0.5	—	—	13.4
Other, net	2.0	0.2	(0.7)	0.1	1.6
(Loss) income from continuing operations before income taxes	(24.1)	12.0	1.4	—	(10.7)
Income tax (benefit) provision	(9.2)	2.4	0.2	—	(6.6)
(Loss) income from continuing operations	(14.9)	9.6	1.2	—	(4.1)
Income from discontinued operations	0.2	—	—	—	0.2
(Loss) income before equity income of subsidiaries	(14.7)	9.6	1.2	—	(3.9)
Equity income of subsidiaries	10.8	—	—	(10.8)	—
Net (loss) income	$(3.9)	$9.6	$1.2	$(10.8)	$(3.9)
Comprehensive income	$8.3	$18.7	$1.2	$(19.9)	$8.3

Three months ended February 28, 2014	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
	(In millions)
Net sales	$—	$325.5	$6.6	$—	$332.1
Cost of sales (exclusive of items shown separately below)	—	283.0	5.7	(0.2)	288.5
Selling, general and administrative	2.2	6.5	0.5	—	9.2
Depreciation and amortization	—	14.7	0.2	—	14.9
Interest expense	11.7	0.7	—	—	12.4
Other, net	4.9	3.2	(0.7)	0.2	7.6
(Loss) income from continuing operations before income taxes	(18.8)	17.4	0.9	—	(0.5)
Income tax (benefit) provision	(4.8)	6.2	0.4	—	1.8
(Loss) income from continuing operations	(14.0)	11.2	0.5	—	(2.3)
Loss from discontinued operations	—	—	—	—	—
(Loss) income before equity income of subsidiaries	(14.0)	11.2	0.5	—	(2.3)
Equity income of subsidiaries	11.7	—	—	(11.7)	—
Net (loss) income	$(2.3)	$11.2	$0.5	$(11.7)	$(2.3)
Comprehensive income	$5.2	$16.3	$0.5	$(16.8)	$5.2

Condensed Consolidating Balance Sheets
(Unaudited)

February 28, 2015	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
	(In millions)
Cash and cash equivalents	$215.9	$—	$0.5	$(0.7)	$215.7
Accounts receivable	—	203.2	2.9	—	206.1
Inventories	—	154.4	7.0	—	161.4
Recoverable from the U.S. government, Northrop, and other third parties for environmental remediation costs	0.1	29.4	—	—	29.5
Other current assets, net	11.2	38.0	1.1	(5.9)	44.4
Deferred income taxes	5.7	16.0	0.8	—	22.5
Total current assets	232.9	441.0	12.3	(6.6)	679.6
Property, plant and equipment, net	4.7	348.4	5.7	—	358.8
Recoverable from the U.S. government and other third parties for environmental remediation costs	0.7	78.6	—	—	79.3
Deferred income taxes	59.9	176.5	18.1	—	254.5
Goodwill	—	164.4	—	—	164.4
Intercompany receivable	—	33.1	27.0	(60.1)	—
Investments in subsidiaries	523.0	—	—	(523.0)	—
Other noncurrent assets and intangibles, net	27.3	290.6	57.2	—	375.1
Total assets	$848.5	$1,532.6	$120.3	$(589.7)	$1,911.7
Short-term borrowings and current portion of long-term debt	$5.0	$0.3	$—	$—	$5.3
Accounts payable	1.8	80.4	3.0	(0.7)	84.5
Reserves for environmental remediation costs	1.3	37.0	—	—	38.3
Other current liabilities and advance payments on contracts	39.9	396.6	4.7	(5.9)	435.3
Postretirement medical and life insurance benefits	5.0	1.4	—	—	6.4
Total current liabilities	53.0	515.7	7.7	(6.6)	569.8
Long-term debt	733.0	0.2	—	—	733.2
Reserves for environmental remediation costs	4.2	120.1	—	—	124.3
Pension benefits	66.9	412.2	—	—	479.1
Intercompany payable	60.1	—	—	(60.1)	—
Postretirement medical and life insurance benefits	37.0	13.6	—	—	50.6
Other noncurrent liabilities	20.7	48.6	11.8	—	81.1
Total liabilities	974.9	1,110.4	19.5	(66.7)	2,038.1
Commitments and contingencies (Note 7)
Redeemable common stock	0.1	—	—	—	0.1
Total stockholders’ (deficit) equity	(126.5)	422.2	100.8	(523.0)	(126.5)
Total liabilities, redeemable common stock, and stockholders’ (deficit) equity	$848.5	$1,532.6	$120.3	$(589.7)	$1,911.7

November 30, 2014	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
	(In millions)
Cash and cash equivalents	$271.6	$—	$—	$(5.7)	$265.9
Accounts receivable	—	170.4	2.5	—	172.9
Inventories	—	133.6	5.4	—	139.0
Recoverable from the U.S. government, Northrop, and other third parties for environmental remediation costs	0.1	25.3	—	—	25.4
Other current assets, net	3.5	31.6	0.8	—	35.9
Income taxes	31.0	1.8	—	(30.7)	2.1
Deferred income taxes	5.6	18.8	0.9	—	25.3
Total current assets	311.8	381.5	9.6	(36.4)	666.5
Property, plant and equipment, net	4.7	356.9	5.9	—	367.5
Recoverable from the U.S. government and other third parties for environmental remediation costs	0.7	80.5	—	—	81.2
Deferred income taxes	57.7	183.4	17.9	—	259.0
Goodwill	—	164.4	—	—	164.4
Intercompany receivable	—	97.7	29.2	(126.9)	—
Investments in subsidiaries	503.0	—	—	(503.0)	—
Other noncurrent assets and intangibles, net	28.1	298.9	56.0	—	383.0
Total assets	$906.0	$1,563.3	$118.6	$(666.3)	$1,921.6
Short-term borrowings and current portion of long-term debt	$5.0	$0.3	$—	$—	$5.3
Accounts payable	1.5	103.1	4.6	(5.7)	103.5
Reserves for environmental remediation costs	1.0	30.9	—	—	31.9
Other current liabilities and advance payments on contracts	31.5	415.9	3.5	(30.7)	420.2
Postretirement medical and life insurance benefits	5.0	1.4	—	—	6.4
Total current liabilities	44.0	551.6	8.1	(36.4)	567.3
Long-term debt	776.6	0.3	—	—	776.9
Reserves for environmental remediation costs	4.8	129.3	—	—	134.1
Pension benefits	67.0	415.8	—	—	482.8
Intercompany payable	126.9	—	—	(126.9)	—
Postretirement medical and life insurance benefits	37.7	14.0	—	—	51.7
Other noncurrent liabilities	19.9	48.2	11.6	—	79.7
Total liabilities	1,076.9	1,159.2	19.7	(163.3)	2,092.5
Commitments and contingencies (Note 7)
Redeemable common stock	1.6	—	—	—	1.6
Total stockholders’ (deficit) equity	(172.5)	404.1	98.9	(503.0)	(172.5)
Total liabilities, redeemable common stock, and stockholders’ (deficit) equity	$906.0	$1,563.3	$118.6	$(666.3)	$1,921.6

Condensed Consolidating Statements of Cash Flows
(Unaudited)

Three months ended February 28, 2015	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
	(In millions)
Net cash provided by (used in) operating activities	$21.3	$(60.2)	$(1.7)	$5.0	$(35.6)
Cash flows from investing activities:
Capital expenditures	—	(4.3)	—	—	(4.3)
Net cash (used in) investing activities	—	(4.3)	—	—	(4.3)
Cash flows from financing activities:
Debt repayments / repurchases	(9.2)	(0.1)	—	—	(9.3)
Net transfers (to) from parent	(66.8)	64.6	2.2	—	—
Other financing activities	(1.0)	—	—	—	(1.0)
Net cash (used in) provided by financing activities	(77.0)	64.5	2.2	—	(10.3)
Net (decrease) increase in cash and cash equivalents	(55.7)	—	0.5	5.0	(50.2)
Cash and cash equivalents at beginning of year	271.6	—	—	(5.7)	265.9
Cash and cash equivalents at end of period	$215.9	$—	$0.5	$(0.7)	$215.7

Three months ended February 28, 2014	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
	(In millions)
Net cash provided by (used in) operating activities	$4.9	$(29.9)	$(0.3)	$—	$(25.3)
Cash flows from investing activities:
Capital expenditures	—	(8.9)	(0.4)	—	(9.3)
Net cash used in investing activities	—	(8.9)	(0.4)	—	(9.3)
Cash flows from financing activities:
Debt repayments	(10.0)	—	—	—	(10.0)
Net transfers (to) from parent	(34.9)	33.9	1.0	—	—
Other financing activities	(8.9)	—	—	—	(8.9)
Net cash (used in) provided by financing activities	(53.8)	33.9	1.0	—	(18.9)
Net (decrease) increase in cash and cash equivalents	(48.9)	(4.9)	0.3	—	(53.5)
Cash and cash equivalents at beginning of year	192.7	4.9	—	—	197.6
Cash and cash equivalents at end of period	$143.8	$—	$0.3	$—	$144.1

Note 16. Subsequent Events
In March 2015, the Company entered into an agreement to sell approximately 703 acres, known as Hillsborough and representing a part of the 6,000 acre Easton Master Plan, of entitled land in Northern California. The total potential purchase price for this land is $57.0 million which is comprised of $47.0 million cash and a $10.0 million seller promissory note. At the initial closing, the buyer will pay $41.3 million cash and the $10.0 million promissory note secured by a first Deed of Trust on a portion of the sale property. Approximately 150 acres of this land, including a 50-acre portion known as “Area 40,” will be held back from the initial closing. Upon receipt of regulatory approvals, a closing will take place for the sale of the developable portions of such holdback acreage for $5.7 million. Area 40 is currently subject to EPA restrictions under a Partial Consent Decree. The Company is developing a final remediation plan which must be approved by the EPA and others prior to the use of the land. If the mitigation plan does not allow for the development of the 47-acre community park site within the holdback acreage, other lands in Hillsborough have been identified as an “alternative park site.” If the City of Folsom accepts the dedication of this alternative site in lieu of the currently proposed site for “Community Park West,” then it will be deeded to the city and the $10.0 million seller promissory note will be reduced by $5.0 million. The buyer has a 75 day due diligence period and the Company expects to close the first part of the transaction in May 2015. The Company expects to record a gain of approximately $31 million in the second quarter of fiscal 2015.
In March 2015, the Board of Directors of the Company approved a competitive improvement program (the “CIP”) comprised of a set of activities and initiatives aimed at reducing costs in order for the Company to continue to compete successfully. The CIP is composed of three major components: (i) facilities optimization and footprint reduction; (ii) product affordability; and (iii) reduced administrative and overhead costs. Under the CIP, the Company expects an estimated 10% headcount reduction in its 5,000 plus total employee population. The Company currently estimates that it will incur restructuring and related costs over the next four years totaling approximately $110 million. The CIP costs will consist primarily of severance and other employee related costs totaling approximately $43 million, operating facility costs totaling approximately $27 million, and $40 million for other costs relating to product re-qualification, knowledge transfer and other CIP implementation costs.
In March 2015, the Company announced that its Board of Directors approved changing the Company’s corporate name to "Aerojet Rocketdyne Holdings, Inc." The Company has reserved the ticker symbol AJRD with the NYSE and expects to start trading under the new symbol on April 27, 2015.
In March 2015, $1.5 million of 4 1/16% Debentures were converted to 0.2 million shares of common stock.
In March 2015, the Company entered into an Asset Purchase Agreement (the "Agreement") to sell its Energy Business to TerraDyne Energy Technology Inc. (“TerraDyne"). TerraDyne will purchase certain tangible personal property, intellectual property, existing contracts, certain other assets, and assume certain liabilities from the Company. The purchase price of the transaction consists of $12.5 million cash at closing, potential earnout payment of up to $7.5 million in the aggregate (subject to satisfaction of various conditions) and a warrant for common stock of TerraDyne representing 15% of the outstanding common stock of TerraDyne as of the closing date. The Agreement provides that the closing is subject to the satisfaction of certain customary conditions, as well as TerraDyne obtaining financing for the transaction. The closing will occur no later than the third business day after satisfaction of closing conditions.  The Agreement is subject to termination under certain circumstances by either party any time prior to the closing date. Assuming that the closing conditions are met, the Company anticipates that the sale will close in the second quarter of fiscal 2015 and will result in the Company recognizing a pre-tax gain of approximately $10.0 million.
In April 2015, the Company retired $12.0 million principal amount of its delayed draw term loan.

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
The preparation of the consolidated financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates. In addition, our operating results for interim periods may not be indicative of the results of operations for a full year. This section contains a number of forward-looking statements, all of which are based on current expectations and are subject to risks and uncertainties including those described in this Quarterly Report under the heading “Forward-Looking Statements.” Actual results may differ materially. This section should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended November 30, 2014, and periodic reports subsequently filed with the Securities and Exchange Commission (“SEC”).
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
Real Estate — includes the activities of our wholly-owned subsidiary Easton Development Company, LLC (“Easton”) related to the re-zoning, entitlement, sale, and leasing of our excess real estate assets. We own approximately 12,000 acres of land adjacent to U.S. Highway 50 between Rancho Cordova and Folsom, California east of Sacramento (“Sacramento Land”). We are currently in the process of seeking zoning changes and other governmental approvals on a portion of the Sacramento Land to optimize its value. In addition, we are currently in the process of completing certain infrastructure improvements to the Sacramento Land to reduce the time a developer would have to hold the Sacramento Land before development could start. See Note 16 of the Notes to Unaudited Condensed Consolidated Financial Statements for recent activity.
A summary of the significant financial highlights for the first quarter of fiscal 2015 which management uses to evaluate our operating performance and financial condition is presented below.

•	Net sales for the first quarter of fiscal 2015 totaled $318.6 million compared to $332.1 million for the first quarter of fiscal 2014.

•	Net loss for the first quarter of fiscal 2015 was $(3.9) million, or $(0.07) loss per share, compared to a net loss of $(2.3) million, or $(0.04) loss per share, for the first quarter of fiscal 2014.

•
Adjusted EBITDAP (Non-GAAP measure*) for the first quarter of fiscal 2015 was $34.7 million, or 10.9% of net sales, compared to $40.6 million, or 12.2% of net sales, for the first quarter of fiscal 2014.

•
Segment performance (Non-GAAP measure*) before environmental remediation provision adjustments, retirement benefit plan expense, and unusual items was $31.2 million for the first quarter of fiscal 2015, compared to $33.9 million for the first quarter of fiscal 2014.

•	Cash used in operating activities in the first quarter of fiscal 2015 totaled $35.6 million, compared to $25.3 million in the first quarter of fiscal 2014.

•	Free cash flow (Non-GAAP measure*) in the first quarter of fiscal 2015 totaled $(39.9) million, compared to $(34.6) million in the first quarter of fiscal 2014.

•	As of February 28, 2015, we had $2.4 billion of funded backlog compared to $2.2 billion as of November 30, 2014.

•	As of February 28, 2015, we had $522.8 million in net debt (Non-GAAP measure) compared to $516.3 million as of November 30, 2014.
_________
* We provide Non-GAAP measures as a supplement to financial results based on GAAP. A reconciliation of the Non-GAAP measures to the most directly comparable GAAP measures is presented later in the Management’s Discussion and Analysis under the heading “Operating Segment Information” and “Use of Non-GAAP Financial Measures.”

In July 2012, we signed a stock and asset purchase agreement (the “Original Purchase Agreement”) with United Technologies Corporation (“UTC”) to acquire the Pratt & Whitney Rocketdyne division (the “Rocketdyne Business”) from UTC for $550 million (the “Acquisition”). On June 12, 2013, we entered into an amended and restated stock and asset purchase agreement (the “Amended and Restated Purchase Agreement”) with UTC, which amended and restated the Original Purchase Agreement, as amended. On June 14, 2013, we completed the acquisition of substantially all of the Rocketdyne Business pursuant to the Amended and Restated Purchase Agreement. The aggregate consideration to UTC was $411 million which represents the initial purchase price of $550 million reduced by $55 million relating to the pending future acquisition of UTC’s 50% ownership interest of RD Amross, LLC (“RD Amross” a joint venture with NPO Energomash of Khimki, Russia which manufactures and sells RD-180 engines to RD Amross for resale), and the portion of the UTC business that markets and supports the resale of RD-180 engines (the “RDA Acquisition”). The acquisition of UTC’s 50% ownership interest of RD Amross and UTC’s related business is contingent upon certain conditions including receipt of certain Russian governmental regulatory approvals, which may not be obtained. Pursuant to the terms of the Amended and Restated Purchase Agreement, either party to such agreement may terminate the obligations to consummate the RDA Acquisition on or after June 12, 2014; provided, however, that such termination date may be extended for up to four additional three-month periods (with the final termination date extended until June 12, 2015). Subject to the terms of the Amended and Restated Purchase Agreement, in order to extend the termination date, either party may request the extension by providing written notice to the other party at least five business days prior to the termination date, provided that the requesting party must have a reasonable belief at the time such notice is given that the Russian government approvals will be forthcoming for completion of the RDA Acquisition. In March 2015, we exercised the fourth option to extend the terms of the Amended and Restated Purchase Agreement for three months.
Our fiscal year ends on November 30 of each year. The fiscal year of our subsidiary, Aerojet Rocketdyne, ends on the last Saturday of November. During the first quarter of fiscal 2015, our business activities were constrained for two weeks as a result of the implementation of the Rocketdyne Business enterprise resource planning (“ERP”) system.
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
Some of the significant challenges we face are as follows: dependence upon U.S. government programs and contracts, future reductions or changes in U.S. government spending in our markets, implementation of our Competitive Improvement Program ("CIP"), environmental matters, capital structure, underfunded pension plan, and integration of the Rocketdyne Business (including integration into our ERP).
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
Customers that represented more than 10% of net sales for the periods presented are as follows:

	Three months ended February 28,
	2015	2014
Lockheed Martin Corporation	28%	19%
United Launch Alliance	17%	27%
Raytheon Company	23%	18%
NASA	13%	14%
Sales to the U.S. government and its agencies, including sales to our significant customers discussed above, were as follows (dollars in millions):

	U.S. Government Sales	Percentage of Net Sales
Three months ended February 28, 2015	$296.1	93%
Three months ended February 28, 2014	311.6	94%
The Standard Missile program, which is comprised of several contracts and is included in U.S. government sales, represented 13% and 12% of net sales for the first quarter of fiscal 2015 and 2014, respectively. In addition, the Terminal High Altitude Area Defense (“THAAD”) program, which is comprised of several contracts and is included in U.S. government sales, represented 14% and 8% of net sales for the first quarter of fiscal 2015 and 2014, respectively.
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
The Budget Control Act of 2011 ("BCA") established statutory limits on U.S. government discretionary spending, or budgets caps, for both defense and non-defense over the next 10 years.  The Bipartisan Budget Act of 2013 provided temporary relief to the BCA cap levels in GFY 2014 and 2015 and eased sequestration spending cuts to the DoD and other federal agencies (e.g., NASA) for GFY 2014 and 2015, paving the way for eventual agreements on GFY 2014 and 2015 appropriations for all federal agencies. For GFY 2015, Congress approved a $1.0 trillion “Omnibus” Appropriations bill, averting a U.S. government shutdown and providing a sense of stability for the industry.  The omnibus legislation contains 11 full year appropriations bills - including Defense and Commerce, Justice, Science (that includes NASA funding) - and a shorter-term Continuing Resolution ("CR") for the Department of Homeland Security.  The defense portion of the bill provides $490.2 billion in discretionary funding for GFY 2015, which is $3.3 billion above the GFY 2014 amount, and nearly equal to the President’s Budget Request for GFY 2015.  In addition, the bill includes $64.0 billion in Overseas Contingency Operations for the ongoing war efforts abroad.  The NASA portion of the bill includes a top line of $18.0 billion, which is $0.5 billion above the President’s budget request for GFY 2015 and $0.4 billion above the GFY 2014 appropriated amount.
The budget cap for defense spending for GFY 2016 is $498 billion, while the President’s Budget Request for GFY 2016 base defense spending is $534 billion. Without Congressional action in 2015 to change or modify the budget caps prescribed in the BCA,  defense spending could once again be subject to sequestration in January 2016.
Despite overall U.S. government budget pressures, we believe we are well-positioned to benefit from funding in DoD and NASA priority areas. This view reflects the DoD’s strategic guidance report released in January 2012, and the recently released 2014 Quadrennial Defense Review (“QDR”) which affirms support for many of our core programs and points toward continued DoD investment in: access to space - in order to ensure access to this highly congested and contested “global commons”; missile defense - in order to protect the homeland, counter weapons of mass destruction and enhance space-based capabilities; and power projection by tactical missile systems. The QDR explicitly states Missile Defense, Space, Nuclear Deterrence, and Precision Strike as key capabilities for the DoD to preserve.
The NASA Authorization Act has again identified the Space Launch System ("SLS") program as one of its top priorities in the NASA GFY 2015 budget. The SLS program also has enjoyed wide, bipartisan support in both chambers of Congress. We maintain a strong relationship with NASA and our propulsion systems have been powering NASA launch vehicles and spacecraft since the inception of the U.S. space program. Our booster, upper stage and Orion vehicle propulsion systems are currently baselined on the new SLS vehicle and both upper stage and booster engines are in development for future SLS variants. Due to the retirement of the space shuttle fleet, U.S. astronauts are now dependent on Russian Soyuz flights for access to and from the International Space Station ("ISS") for the better part of this decade. NASA has been working to re-establish U.S. manned space capability as soon as possible through development of a new “space taxi” to ferry astronauts and cargo to the ISS. In 2014, Boeing was selected by NASA to develop one of two vehicles to be used for this purpose. As Boeing’s teammate, Aerojet Rocketdyne will be providing the propulsion system for this new vehicle, thereby supplementing its work for NASA on the SLS designed for manned deep space exploration. In both instances, we have significant propulsion content and we look forward to supporting these generational programs for NASA.
The competitive dynamics of our multi-faceted marketplace vary by product sector and customer as we see many of the same influences felt by the larger Aerospace and Defense sector.  The large majority of products we manufacture are highly complex, technically sophisticated and extremely hazardous to build, demanding rigorous manufacturing procedures and highly specialized manufacturing equipment.  These factors, coupled with the high cost to establish the infrastructure required to meet these needs, pose substantial barriers to entry.  As a result, the number of qualified competitors has been, and will likely continue to be, limited to a few participants who tend to be narrowly focused on products that are sub-elements of our overall propulsion product portfolio. For example, competitor Orbital ATK, Inc. manufactures solid rocket motors but does not develop or produce liquid engines or electric propulsion systems.  Similarly, there are a number of small liquid engine manufacturers that neither develop or produce solid-fueled propulsion systems.  In addition, there has been a recent emergence of propulsion entrepreneurs such as SpaceX and Blue Origin who have been or are in the process of developing liquid fuel propulsion capabilities, but these potential competitors are primarily focused on the development of space propulsion systems for heavy lift launch vehicles and are not pursuing or participating in the missile defense or tactical propulsion business segments that make up a substantial portion of our overall business.  These new entrepreneurs have signaled their intent to compete primarily on price and are therefore bringing pressure to bear on existing cost paradigms and manufacturing methodologies.
Competitive Improvement Program
In March 2015, the Board of Directors approved the CIP comprised of a set of activities and initiatives aimed at reducing costs in order for us to continue to compete successfully. The company-wide initiative is being undertaken after a comprehensive assessment of our product portfolio to underpin Aerojet Rocketdyne’s technological and competitive leadership in our markets through continued research and development. The CIP is composed of three major components: (i) facilities optimization and footprint reduction; (ii) product affordability; and (iii) reduced administrative and overhead costs. Under the CIP, we expect an estimated 10% headcount reduction in our 5,000 plus total employee population. We currently estimate that we will incur restructuring and related costs over the next four years totaling approximately $110 million. When fully implemented, we anticipate that the CIP will result in annual cost savings of approximately $145 million beginning in fiscal 2019. As a result of this effort, we will be better positioned to deliver our innovative, high quality and reliable products at a lower cost to our customers. The CIP costs will consist primarily of severance and other employee related costs totaling approximately $43 million, operating facility costs totaling approximately $27 million, and $40 million for other costs relating to product re-qualification, knowledge transfer and other CIP implementation costs. Successful implementation of the CIP initiative will directly benefit our ability to win important, new development work thereby advancing our wide range of next generation propulsion solutions including our newest liquid booster engine, the AR1. Here we plan to supplement the benefits from the CIP by investing significant company-funded research and development expenditures this year toward the successful development of this engine to meet current and future U.S. space launch needs.
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
A summary of our recoverable amounts, environmental reserves, and estimated range of liability, as of February 28, 2015 is presented below:

	Recoverable Amounts	Environmental Reserves	Estimated Range of Liability
	(In millions)
Sacramento	$83.2	$131.7	$131.7 -213.6
BPOU	11.0	17.4	17.4 -32.2
Other Aerojet Rocketdyne sites	7.8	8.0	8.0 - 19.9
Other sites	0.8	5.5	5.5 - 7.8
Total	$102.8	$162.6	$162.6 - 273.5
Most of our environmental costs are incurred by our Aerospace and Defense segment, and certain of these future costs are allowable to be included in our contracts with the U.S. government and allocable to Northrop Grumman Corporation (“Northrop”) until the cumulative expenditure limitation is reached (discussed below).
On January 12, 1999, Aerojet Rocketdyne and the U.S. government implemented the October 1997 Agreement in Principle (“Global Settlement”) resolving certain prior environmental and facility disagreements, with retroactive effect to

December 1, 1998. Under the Global Settlement, Aerojet Rocketdyne and the U.S. government resolved disagreements about an appropriate cost-sharing ratio with respect to the cleanup costs of the environmental contamination at the Sacramento and Azusa sites. The Global Settlement cost-sharing ratio does not have a defined term over which costs will be recovered. Additionally, in conjunction with the sale of the Electronics and Information Systems business in 2001, Aerojet Rocketdyne entered into an agreement with Northrop (the “Northrop Agreement”) whereby Aerojet Rocketdyne is reimbursed by Northrop for a portion of environmental expenditures eligible for recovery under the Global Settlement, subject to annual and cumulative limitations.
Pursuant to the Global Settlement, prior to the third quarter of fiscal 2010, approximately 12% of environmental costs related to Aerojet Rocketdyne’s Sacramento site and its former Azusa site were charged to the condensed consolidated statements of operations. Subsequent to the third quarter of fiscal 2010, because our estimated environmental costs have reached the reimbursement ceiling under the Northrop Agreement, approximately 37% of such costs will not be reimbursable and are therefore directly charged to the condensed consolidated statements of operations. However, we are seeking to amend our agreement with the U.S. government to increase the amount allocable to U.S. government contracts. There can be no assurances as to when or if we will be successful in this pursuit.
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
Capital Structure
We have a substantial amount of debt for which we are required to make interest and principal payments. Interest on long-term financing is not a recoverable cost under our U.S. government contracts. As of February 28, 2015, we had $738.5 million of debt principal outstanding. The fair value of the debt outstanding at February 28, 2015 was $888.4 million.
Retirement Benefits
We do not expect to make any significant cash contributions to our tax-qualified defined benefit pension plan until fiscal 2016. We estimate that approximately 86% of our unfunded pension obligation as of November 30, 2014 is related to Aerojet Rocketdyne which will be recoverable through our U.S. government contracts.
The funded status of our tax-qualified defined benefit pension plan may be adversely affected by the investment experience of the plan's assets, by any changes in U.S. law and by changes in the statutory interest rates used by tax-qualified pension plans in the U.S. to calculate funding requirements. Accordingly, if the performance of our plan's assets does not meet our assumptions, if there are changes to the Internal Revenue Service regulations or other applicable law or if other actuarial assumptions are modified, our future contributions to our underfunded pension plans could be higher than we expect.
Additionally, the level of returns on retirement benefit assets, changes in interest rates, changes in legislation, and other factors affect our financial results. The timing of recognition of pension expense or income in our financial statements differs from the timing of the required pension funding under Pension Protection Act or the amount of funding that can be recorded in our overhead rates through our U.S. government contracting business. Our earnings are positively or negatively impacted by the amount of expense or income we record for our employee retirement benefit plans.
Rocketdyne Business ERP Implementation
We implemented our ERP system for our Rocketdyne Business on January 1, 2015. All costs related to this component of our ERP system were placed into service in January 2015.

Results of Operations
Net Sales:

	Three months ended February 28,
	2015	2014	Change*
	(In millions)
Net sales	$318.6	$332.1	$(13.5)

* Primary reason for change. The decrease in net sales was primarily due to the following (i) a decrease of $31.2 million in the RL-10 and RS-68 programs as a result of the timing of deliveries on these multi-year contracts and (ii) a decrease of $21.7 million on the J-2X program due to close-out activities. The decrease in net sales was partially offset by (i) increased deliveries on the THAAD program which generated $16.7 million in additional net sales and (ii) increased development work on the Orion program which generated $12.4 million in additional net sales. See net sales information below:

	Three months ended February 28,
	2015	2014	Change
	(In millions)
Net Sales:
THAAD	$43.5	$26.8	$16.7
Standard Missile	40.1	40.6	(0.5)
RS-68	24.3	35.3	(11.0)
RL-10	16.5	36.7	(20.2)
Orion	15.4	3.0	12.4
J-2X	2.3	24.0	(21.7)
All other Aerospace and Defense programs	174.9	164.2	10.7
Real estate	1.6	1.5	0.1
	$318.6	$332.1	$(13.5)
Cost of Sales (exclusive of items shown separately below):

	Three months ended February 28,
	2015	2014	Change*
	(In millions, except percentage amounts)
Cost of sales:	$282.8	$288.5	$(5.7)
Percentage of net sales	88.8%	86.9%
Percentage of net sales excluding retirement benefit expense and step-up in fair value of inventory	84.8%	84.7%
Components of cost of sales:
Cost of sales excluding retirement benefit expense and step-up in fair value of inventory	$270.3	$281.4	$(11.1)
Cost of sales associated with the Acquisition step-up in fair value of inventory not allocable to our U.S. government contracts	0.1	1.0	(0.9)
Retirement benefit expense	12.4	6.1	6.3
Cost of sales	$282.8	$288.5	$(5.7)

* Primary reason for change. Cost of sales as a percentage of net sales excluding retirement benefit expense and the step-up in fair value of inventory was essentially unchanged.

Selling, General and Administrative (“SG&A”):

	Three months ended February 28,
	2015	2014	Change*
	(In millions, except percentage amounts)
SG&A:	$15.5	$9.2	$6.3
Percentage of net sales	4.9%	2.8%
Components of SG&A:
SG&A excluding retirement benefit expense and stock-based compensation	$6.0	$5.0	$1.0
Stock-based compensation	5.3	1.4	3.9
Retirement benefit expense	4.2	2.8	1.4
SG&A	$15.5	$9.2	$6.3
 * Primary reason for change. The increase in SG&A expense was primarily driven by: (i) an increase of $3.9 million in stock-based compensation primarily as a result of increases in the fair value of the stock appreciation rights; (ii) an increase of $1.4 million in non-cash retirement benefit plan expense (see discussion of “Retirement Benefit Plans” below); and (iii) an increase in consulting and legal expenses associated with various corporate activities.
Depreciation and Amortization:

	Three months ended February 28,
	2015	2014	Change*
	(In millions)
Depreciation and amortization:	$16.0	$14.9	$1.1
Components of depreciation and amortization:
Depreciation	$12.6	$11.5	$1.1
Amortization	3.4	3.4	—
 * Primary reason for change. The increase in depreciation and amortization was primarily due to the long-lived assets associated with the consolidation of the Rocketdyne facilities that were placed into service in August 2014.
Other Expense, net:

	Three months ended February 28,
	2015	2014	Change*
	(In millions)
Other expense, net:	$1.7	$7.6	$(5.9)
 * Primary reason for change. The decrease in other expense, net was primarily due to a decrease of $5.4 million in unusual items charges. See discussion of unusual items below.
Total unusual items expense, a component of other expense, net in the unaudited condensed consolidated statements of operations, for the first quarter of fiscal 2015 and 2014 was as follows:

	Three months ended February 28,
	2015	2014
	(In millions)
Unusual items
Legal related matters	$(0.7)	$—
Loss on debt repurchased	0.2	4.9
	$(0.5)	$4.9
First quarter of fiscal 2015 Activity:
We retired $8.0 million principal amount of our delayed draw term loan resulting in a loss of $0.2 million.
We recorded $0.7 million for realized gains and interest associated with the failure to register with the SEC the issuance of certain of the Company’s common shares under the defined contribution 401(k) employee benefit plan.
First quarter of fiscal 2014 Activity:

A summary of the loss on the 4 1/16% Debentures repurchased during the first quarter of fiscal 2014 is as follows (in millions):

Principal amount repurchased	$4.5
Cash repurchase price	(9.4)
Loss on 4 1/16% Debentures repurchased	$(4.9)
Interest Income:

	Three months ended February 28,
	2015	2014	Change*
	(In millions)
Interest income:	$0.1	$—	$0.1
 * Primary reason for change. Interest income was essentially unchanged for the periods presented.
Interest Expense:

	Three months ended February 28,
	2015	2014	Change*
	(In millions)
Interest expense:	$13.4	$12.4	$1.0
Components of interest expense:
Contractual interest and other	12.7	11.5	1.2
Amortization of deferred financing costs	0.7	0.9	(0.2)
Interest expense	$13.4	$12.4	$1.0
* Primary reason for change. The increase in interest expense was primarily due to the issuance of $89.0 million under the subordinated delayed draw term loan facility in fiscal 2014 partially offset by the 4 1/16% Convertible Subordinated Debentures (“4 1/16% Debentures”) repurchased during fiscal 2014.
Income Tax (Benefit) Provision:
The income tax (benefit) provision for the first quarter of fiscal 2015 and 2014 was as follows:

	Three months ended February 28,
	2015	2014
	(In millions)
Federal and state current income tax (benefit) expense	$(5.1)	$7.6
Net deferred benefit	—	(5.8)
Benefit of fiscal 2014 research and development credits	(1.5)	—
Income tax (benefit) provision	$(6.6)	$1.8
Cash paid for income taxes	$5.3	$0.9
In the first quarter of fiscal 2015, the income tax benefit recorded differs from the expected tax that would be calculated by applying the federal statutory rate to our loss before income taxes primarily due to the re-enactment of the federal research and development credit in December 2014 for calendar year 2014 which has been treated as a discrete event for the first quarter of fiscal 2015, as well as the impacts from state income taxes and certain expenditures which are permanently not deductible for tax purposes. In the first quarter of fiscal 2014, the income tax provision recorded differs from the expected tax that would be calculated by applying the federal statutory rate to our loss before income taxes primarily due to the significant non-deductible premium on the 4 1/16% Debentures repurchased during the first quarter of fiscal 2014, which the Company has treated for tax purposes as a discrete event for the quarter, as well as the impacts from state income taxes and certain expenditures which are permanently not deductible for tax purposes.
As of February 28, 2015, the total liability for uncertain income tax positions, including accrued interest and penalties, was $7.0 million. Due to the high degree of uncertainty regarding the timing of potential future cash flows associated with the respective liabilities, the Company is unable to make a reasonably reliable estimate of the amount and period in which these liabilities might be paid.

Discontinued Operations:
On August 31, 2004, we completed the sale of our GDX Automotive (“GDX”) business. On November 30, 2005, we completed the sale of the Fine Chemicals business. Summarized financial information for discontinued operations is set forth below:

	Three months ended February 28,
	2015	2014
	(In millions)
Net sales	$—	$—
Income before income taxes (1)	0.3	—
Income tax provision	0.1	—
Net income from discontinued operations	0.2	—
_______
(1) Includes foreign currency transaction gains of $0.4 million in the first quarter of fiscal 2015.
Retirement Benefit Plans:
Components of retirement benefit expense are:

	Three months ended February 28,
	2015	2014
	(In millions)
Service cost	$2.7	$2.2
Interest cost on benefit obligation	16.4	17.4
Assumed return on plan assets	(22.1)	(23.2)
Amortization of prior service credits	(0.3)	(0.2)
Recognized net actuarial losses	19.9	12.7
Retirement benefit expense	$16.6	$8.9
The increase in retirement benefit expense is primarily due to higher actuarial losses arising from the November 30, 2014 measurement associated with the updated mortality assumption and a decrease in the discount rate used to determine our retirement benefit plans' obligations at November 30, 2014. The discount rate was 3.96% as of November 30, 2014 compared to 4.54% as of November 30, 2013.
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
Additionally, we sponsor a defined contribution 401(k) plan and participation in the plan is available to substantially all employees. The cost of the 401(k) plan was $9.1 million and $5.1 million, respectively, in the first quarter of fiscal 2015 and 2014. The cost is recoverable through our U.S. government contracts.
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
Aerospace and Defense Segment

	Three months ended February 28,
	2015	2014	Change*
	(In millions, except percentage amounts)
Net sales	$317.0	$330.6	$(13.6)
Segment performance (Non-GAAP measure)	17.2	25.3	(8.1)
Segment margin (Non-GAAP measure)	5.4%	7.7%
Segment margin before environmental remediation provision adjustments, retirement benefit plan expense, Rocketdyne purchase accounting adjustments, and unusual items (Non-GAAP measure)	11.3%	12.0%
Components of segment performance:
Aerospace and Defense	$35.9	$39.7	$(3.8)
Environmental remediation provision adjustments	(1.4)	(1.6)	0.2
Retirement benefit plan expense	(12.4)	(6.1)	(6.3)
Unusual items	0.7	—	0.7
Rocketdyne purchase accounting adjustments not allocable to our U.S. government contracts:
Amortization of the Rocketdyne Business’ intangible assets	(3.0)	(3.0)	—
Depreciation associated with the step-up in the fair value of the Rocketdyne Business’ tangible assets	(2.5)	(2.7)	0.2
Cost of sales associated with the step-up in the fair value of the Rocketdyne Business’ inventory	(0.1)	(1.0)	0.9
Aerospace and Defense total	$17.2	$25.3	$(8.1)
 * Primary reason for change. The decrease in net sales was primarily due to the following (i) a decrease of $31.2 million in the RL-10 and RS-68 programs as a result of the timing of deliveries on these multi-year contracts and (ii) a decrease of $21.7 million on the J-2X program due to close-out activities. The decrease in net sales was partially offset by increased deliveries on the THAAD program which generated $16.7 million in additional net sales. In addition, increased development work on the Orion program generated $12.4 million in additional net sales. See net sales information below:

	Three months ended February 28,
	2015	2014	Change
	(In millions)
Net Sales:
THAAD	$43.5	$26.8	$16.7
Standard Missile	40.1	40.6	(0.5)
RS-68	24.3	35.3	(11.0)
RL-10	16.5	36.7	(20.2)
Orion	15.4	3.0	12.4
J-2X	2.3	24.0	(21.7)
All other Aerospace and Defense programs	174.9	164.2	10.7
	$317.0	$330.6	$(13.6)
The decrease in the segment margin before environmental remediation provision adjustments, retirement benefit plan expense, Rocketdyne purchase accounting adjustments, and unusual items in the first quarter of fiscal 2015 compared to the first quarter of fiscal 2014 was primarily due to $1.9 million, 0.6% of net sales, of cost growth on the Antares AJ-26 program associated with investigation costs of the previously reported engine test failures.
A summary of our backlog is as follows:

	February 28, 2015	November 30, 2014
	(In billions)
Funded backlog	$2.4	$2.2
Unfunded backlog	0.8	0.9
Total contract backlog	$3.2	$3.1
Total backlog includes both funded backlog (unfilled orders for which funding is authorized, appropriated and contractually obligated by the customer) and unfunded backlog (firm orders for which funding has not been appropriated). Indefinite delivery and quantity contracts and unexercised options are not reported in total backlog. Backlog is subject to funding delays or program restructurings/cancellations which are beyond our control. Of our February 28, 2015 total contract backlog, approximately 55%, or $1.7 billion, is expected to be filled within one year.
Real Estate Segment

	Three months ended February 28,
	2015	2014	Change*
	(In millions)
Net sales	$1.6	$1.5	$0.1
Segment performance	0.9	0.9	—
 * Primary reason for change. Net sales and segment performance consist primarily of rental property operations, and were essentially unchanged for the periods presented.
In March 2015, we entered into an agreement to sell approximately 703 acres, known as Hillsborough and representing a part of the 6,000 acre Easton Master Plan, of entitled land in Northern California. The total potential purchase price for this land is $57.0 million which is comprised of $47.0 million cash and a $10.0 million seller promissory note. At the initial closing, the buyer will pay $41.3 million cash and the $10.0 million promissory note secured by a first Deed of Trust on a portion of the sale property. Approximately 150 acres of this land, including a 50 acre portion known as “Area 40,” will be held back from the initial closing. Upon receipt of regulatory approvals, a closing will take place for the sale of the developable portions of such holdback acreage for $5.7 million. Area 40 is currently subject to restrictions under a Partial Consent Decree with U.S. Environmental Protection Agency ("EPA"). We are developing a final remediation plan which must be approved by the EPA and others prior to the use of the land. If the mitigation plan does not allow for the development of the 47-acre community park site within the holdback acreage, other lands in Hillsborough have been identified as an “alternative park site.” If the City of Folsom accepts the dedication of this alternative site in lieu of the currently proposed site for “Community Park West,” then it will be deeded to the city and the $10.0 million seller promissory note will be reduced by $5.0 million.
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

	Three months ended February 28,
	2015	2014
	(In millions, except percentage amounts)
Loss from continuing operations before income taxes	$(10.7)	$(0.5)
Interest expense	13.4	12.4
Interest income	(0.1)	—
Depreciation and amortization	16.0	14.9
Retirement benefit expense	16.6	8.9
Unusual items	(0.5)	4.9
Adjusted EBITDAP	$34.7	$40.6
Adjusted EBITDAP as a percentage of net sales	10.9%	12.2%
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

	Three months ended February 28,
	2015	2014
	(In millions)
Cash used in operating activities	$(35.6)	$(25.3)
Capital expenditures	(4.3)	(9.3)
Free cash flow(1)	$(39.9)	$(34.6)
 _____________

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

	February 28, 2015	November 30, 2014
	(In millions)
Debt principal	$738.5	$782.2
Cash and cash equivalents	(215.7)	(265.9)
Net debt	$522.8	$516.3
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
In August 2014, the FASB issued an amendment to the accounting guidance related to the evaluation of an entity to continue as a going concern. The amendment establishes management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern in connection with preparing financial statements for each annual and interim reporting period. The update also gives guidance to determine whether to disclose information about relevant conditions and events when there is substantial doubt about an entity’s ability to continue as a going concern. This guidance is effective for us as of November 30, 2017. The new guidance is not expected to have an impact on our financial position, results of operations, or cash flows.
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
In our Aerospace and Defense segment, recognition of profit on long-term contracts requires the use of assumptions and estimates related to the contract value or total contract revenue, the total cost at completion and the measurement of progress towards completion. Due to the nature of the programs, developing the estimated total cost at completion requires the use of significant judgment. Estimates are continually evaluated as work progresses and are revised as necessary. Factors that must be considered in estimating the work to be completed include labor productivity, the nature and technical complexity of the work to be performed, availability and cost volatility of materials, subcontractor and vendor performance, warranty costs, volume assumptions, anticipated labor agreements and inflationary trends, schedule and performance delays, availability of funding from the customer, and the recoverability of costs incurred outside the original contract included in any estimates to complete. We review contract performance and cost estimates for some contracts at least monthly and for others at least quarterly and more frequently when circumstances significantly change. When a change in estimate is determined to have an impact on contract profit, we will record a positive or negative adjustment to the statement of operations. Changes in estimates and assumptions related to the status of certain long-term contracts may have a material effect on our operating results. The following table summarizes the impact from changes in estimates and assumptions on the statements of operations on contracts, representing 89% of the Company’s net sales over the first quarter of fiscal 2015 and 2014, accounted for under the percentage-

of-completion method of accounting:

	Three months ended February 28,
	2015	2014
	(In millions, except per share amounts)
Favorable effect of the changes in contract estimates on loss from continuing operations before income taxes	$0.2	$2.3
Favorable effect of the changes in contract estimates on net loss	0.1	1.5
Favorable effect of the changes in contract estimates on basic and diluted net loss per share	—	0.03
A detailed description of our significant accounting policies can be found in our most recent Annual Report on Form 10-K for the fiscal year ended November 30, 2014.
Arrangements with Off-Balance Sheet Risk
As of February 28, 2015, arrangements with off-balance sheet risk consisted of:

•
$46.4 million in outstanding commercial letters of credit expiring through September 2015, the majority of which may be renewed, primarily to collateralize obligations for environmental remediation and insurance coverage.

•	$43.2 million in outstanding surety bonds to primarily satisfy indemnification obligations for environmental remediation coverage.

•	Up to $120.0 million aggregate in guarantees by GenCorp of Aerojet Rocketdyne’s obligations to U.S. government agencies for environmental remediation activities.

•	$55.0 million related to the pending future acquisition of UTC’s 50% ownership interest of RD Amross.

•	Guarantees, jointly and severally, by our material domestic subsidiaries of their obligations under our Senior Credit Facility and 7.125% Second-Priority Senior Secured Notes (“7 1/8% Notes”).
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
Liquidity and Capital Resources
Net Cash Used in Operating, Investing, and Financing Activities
The change in cash and cash equivalents was as follows:

	Three months ended February 28,
	2015	2014
	(In millions)
Net Cash Used in Operating Activities	$(35.6)	$(25.3)
Net Cash Used in Investing Activities	(4.3)	(9.3)
Net Cash Used in Financing Activities	(10.3)	(18.9)
Net Decrease in Cash and Cash Equivalents	$(50.2)	$(53.5)

Net Cash Used in Operating Activities
The $35.6 million of cash used in operating activities in the first quarter of fiscal 2015 was primarily the result of cash used to fund working capital (defined as accounts receivables, inventories, other current assets, accounts payable, contract advances, real estate activities, and other liabilities excluding income taxes payable). The funding of working capital is primarily due to the following: (i) a decrease of $30.3 million in accounts payable and other current liabilities related to the timing of payments; (ii) an increase of $33.2 million in accounts receivable due to delayed and late quarter billings as a result of the ERP implementation; and (iii) an increase of $22.4 million in inventories primarily due to growth in overhead. The cash used in operating activities was partially offset by (i) loss from continuing operations before income taxes adjusted for non-cash items which generated $26.7 million and (ii) an increase of $25.5 million in cash advances on long-term contracts.
The $25.3 million of cash used by operating activities in the first quarter of fiscal 2014 was primarily the result of cash used to fund working capital including our real estate activities. The funding of working capital is primarily due to the following (i) an increase of $31.6 million in inventories primarily due to growth in overhead and (ii) a decrease of $24.5 million in accounts payable related to the timing of payments. The cash used to fund working capital was partially offset by the loss from continuing operations before income taxes adjusted for non-cash items which generated $29.4 million.
Net Cash Used In Investing Activities
During the first quarter of fiscal 2015 and 2014, we had capital expenditures of $4.3 million and $9.3 million, respectively.
Net Cash Used in Financing Activities
During the first quarter of fiscal 2015, we had debt repayments of $9.3 million. During the first quarter of fiscal 2014, we repurchased 0.5 million of our common shares at a cost of $8.6 million and repaid $10.0 million of debt.
Debt Activity and Covenants
Our debt activity during the first quarter of fiscal 2015 was as follows:

	November 30, 2014	Cash Payments	Non-cash Activity	February 28, 2015
	(In millions)
Term loan	$98.8	$(1.3)	$—	$97.5
7 1/8% Notes	460.0	—	—	460.0
4 1/16% Debentures (1)	133.6	—	(34.4)	99.2
2 1/4% Convertible Subordinated Debentures	0.2	—	—	0.2
Delayed draw term loan (2)	89.0	(8.0)	—	81.0
Other debt	0.6	—	—	0.6
Total Debt and Borrowing Activity	$782.2	$(9.3)	$(34.4)	$738.5
_______
(1) In January 2015, $34.4 million of 4 1/16% Debentures were converted to 3.8 million shares of common stock.
(2) In April 2015, we retired $12.0 million principal amount of the delayed draw term loan.
We are subject to certain limitations including the ability to incur additional debt, make certain investments and acquisitions, and make certain restricted payments, including stock repurchases and dividends. The Senior Credit Facility includes events of default usual and customary for facilities of this nature, the occurrence of which could lead to an acceleration of our obligations thereunder. Additionally, the Senior Credit Facility includes certain financial covenants, including that we maintain (i) a maximum total leverage ratio, calculated net of cash up to a maximum of $150.0 million, of 4.50 to 1.00 through the fiscal period ending November 30, 2015, 4.25 to 1.00 through fiscal periods ending November 30, 2017, and 4.00 to 1.00 thereafter; and (ii) a minimum interest coverage ratio of 2.40 to 1.00.

Financial Covenant	Actual Ratios as of February 28, 2015	Required Ratios
Interest coverage ratio, as defined under the Senior Credit Facility	3.46 to 1.00	Not less than: 2.40 to 1.00
Leverage ratio, as defined under the Senior Credit Facility	3.38 to 1.00	Not greater than: 4.50 to 1.00
We were in compliance with our financial and non-financial covenants as of February 28, 2015.
Outlook
Short-term liquidity requirements consist primarily of recurring operating expenses, including but not limited to costs related to our capital and environmental expenditures, integration costs of the Rocketdyne Business, company-funded research and development expenditures, debt service requirements, and retirement benefit plans. We believe that our existing cash and cash equivalents and existing credit facilities will provide sufficient funds to meet our operating plan, which includes our CIP and reflects proceeds from the sale of 703 acres of Sacramento Land, for the next twelve months. See Note 16 of the Notes to Unaudited Condensed Consolidated Financial Statements for additional information on the CIP and sale of the Sacramento Land. The operating plan for this period provides for full operation of our businesses, and interest and principal payments on our debt. As of February 28, 2015, we had $164.6 million of available borrowings under our Senior Credit Facility and Subordinated Credit Facility. Based on our existing debt agreements, we were in compliance with our financial and non-financial covenants as of February 28, 2015. Our failure to comply with these covenants could result in an event of default that, if not cured or waived, could result in the acceleration of the Senior Credit Facility, the Subordinated Credit Facility, the 7 1/8% Notes, and the 4 1/16% Debentures. In addition, our failure to pay principal and interest when due is a default under the Senior Credit Facility, and in certain cases, would cause cross defaults on the Subordinated Credit Facility, 7 1/8% Notes and 4 1/16% Debentures.
We are committed to a cash management strategy that maintains liquidity to adequately support the operation of the business, our growth strategy and to withstand unanticipated business volatility. We believe that cash generated from operations, together with our current levels of cash and investments as well as availability under our revolving credit facility and delayed draw term loan, should be sufficient to maintain our ongoing operations, support working capital requirements, fund the CIP, and fund anticipated capital expenditures related to projected business growth. Our cash management strategy includes maintaining the flexibility to pay down debt and/or repurchase shares depending on economic and other conditions. In connection with the implementation of our cash management strategy, our management may seek to retire or purchase our outstanding debt through cash purchases and/or exchanges for equity securities, in open market purchases, privately negotiated transactions or otherwise if we believe that it is in our best interests. Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.
As disclosed in Note 8 of the Notes to Unaudited Condensed Consolidated Financial Statements, we have a $55.0 million commitment associated with the pending future acquisition of UTC’s 50% ownership interest of RD Amross.
As disclosed in Notes 7(a) and 7(b) of the Notes to Unaudited Condensed Consolidated Financial Statements, we have exposure for certain legal and environmental matters. We believe that it is currently not possible to estimate the impact, if any, that the ultimate resolution of certain of these matters will have on our financial position, results of operations, or cash flows.
Major factors that could adversely impact our forecasted operating cash and our financial condition are described in the section “Risk Factors” in Item 1A of our Annual Report to the SEC on Form 10-K for the fiscal year ended November 30, 2014. In addition, our liquidity and financial condition will continue to be affected by changes in prevailing interest rates on the portion of debt that bears interest at variable interest rates.
Forward-Looking Statements
Certain information contained in this report should be considered “forward-looking statements” as defined by Section 21E of the Private Securities Litigation Reform Act of 1995. All statements in this report other than historical information may be deemed forward-looking statements. These statements present (without limitation) the expectations, beliefs, plans and objectives of management and future financial performance and assumptions underlying, or judgments concerning, the matters discussed in the statements. The words “believe,” “estimate,” “anticipate,” “project” and “expect,” and similar expressions, are intended to identify forward-looking statements. Forward-looking statements involve certain risks, estimates, assumptions and uncertainties, including with respect to future sales and activity levels, cash flows, contract performance, the outcome of litigation and contingencies, environmental remediation and anticipated costs of capital. A variety of factors could cause actual results or outcomes to differ materially from those expected and expressed in our forward-looking statements. Important risk factors that could cause actual results or outcomes to differ from those expressed in the forward-looking statements are described in the section “Risk Factors” in Item 1A of our Annual Report to the SEC on Form 10-K for the fiscal year ended November 30, 2014 include the following:

•	future reductions or changes in U.S. government spending;

•	cancellation or material modification of one or more significant contracts;

•	negative audit of the Company's business by the U.S. government;

•	the difficulties to integrate the Rocketdyne Business into the Company's existing operations successfully or to realize the anticipated benefits of the acquisition;

•	ability to manage effectively the Company's expanded operations;

•	ability to manage effectively the Company's leverage and debt service obligations;

•	the Company's international sales are subject to applicable laws relating to export controls, the violation of which could adversely affect its operations;

•	the acquisition of RD Amross, LLC is subject to a number of conditions which could delay or materially adversely affect the timing of its completion, or prevent it from occurring;

•	cost overruns on the Company's contracts that require the Company to absorb excess costs;

•	Antares ORB-3 launch failure may result in the termination of the AJ-26 supply contract and the Company may face significant damage claims;

•	failure of the Company's subcontractors or suppliers to perform their contractual obligations;

•	failure to secure contracts;

•	failure to comply with regulations applicable to contracts with the U.S. government;

•	failure to comply with applicable laws, including laws relating to export controls and anti-corruption or bribery laws;

•	costs and time commitment related to potential acquisition activities;

•	the Company's inability to adapt to rapid technological changes;

•	failure of the Company's information technology infrastructure including a successful cyber-attack, accident or security breach that could result in disruptions to the Company's operations;

•	product failures, schedule delays or other problems with existing or new products and systems;

•	the release, or explosion, or unplanned ignition of dangerous materials used in the Company's businesses;

•	loss of key qualified suppliers of technologies, components, and materials;

•
the funded status of the Company's defined benefit pension plan and the Company's obligation to make cash contributions in excess of the amount that the Company can recover in its current period overhead rates;

•	effects of changes in discount rates and actuarial estimates, actual returns on plan assets, and government regulations on defined benefit pension plans;

•	the possibility that environmental and other government regulations that impact the Company become more stringent or subject the Company to material liability in excess of its established reserves;

•	environmental claims related to the Company's current and former businesses and operations including the inability to protect or enforce previously executed environmental agreements;

•	reductions in the amount recoverable from environmental claims;

•	the results of significant litigation;

•	occurrence of liabilities that are inadequately covered by indemnity or insurance;

•	inability to protect the Company's patents and proprietary rights;

•	business disruptions to the extent not covered by insurance;

•	the earnings and cash flows of the Company's subsidiaries and the distribution of those earnings to the Company;

•	the substantial amount of debt which places significant demands on the Company's cash resources and could limit the Company's ability to borrow additional funds or expand its operations;

•	the Company's ability to comply with the financial and other covenants contained in the Company's debt agreements;

•	risks inherent to the real estate market;

•	changes in economic and other conditions in the Sacramento, California metropolitan area real estate market or changes in interest rates affecting real estate values in that market;

•	additional costs related to the Company's discontinued operations;

•	the loss of key employees and shortage of available skilled employees to achieve anticipated growth;

•	a strike or other work stoppage or the Company's inability to renew collective bargaining agreements on favorable terms;

•	fluctuations in sales levels causing the Company's quarterly operating results and cash flows to fluctuate;

•	failure to maintain effective internal controls in accordance with the Sarbanes-Oxley Act; and

•	those risks detailed in the Company's reports filed with the SEC.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes to our disclosures related to certain market risks as reported under Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report to the SEC on Form 10-K for the fiscal year ended November 30, 2014.
Interest Rate Risk

We are exposed to market risk principally due to changes in interest rates. Debt with interest rate risk includes borrowings under our Senior Credit Facility and Subordinated Credit Facility. Other than pension assets and liabilities, we do not have any significant exposure to interest rate risk related to our investments.
As of February 28, 2015, our debt totaled $738.5 million: $560.0 million, or 76%, was at an average fixed rate of 6.58%; and $178.5 million, or 24%, was at a variable rate of 5.81%.
The estimated fair value and principal amount of our outstanding debt is presented below:

	Fair Value		Principal Amount
	February 28, 2015	November 30, 2014	February 28, 2015	November 30, 2014
	(In millions)
Term loan	$97.5	$98.8	$97.5	$98.8
7 1/8% Notes	496.2	483.6	460.0	460.0
4 1/16% Debentures	212.9	248.2	99.2	133.6
Delayed draw term loan	81.0	89.0	81.0	89.0
Other debt	0.8	0.8	0.8	0.8
	$888.4	$920.4	$738.5	$782.2
The fair values of the 7 1/8% Notes and 4 1/16% Debentures were determined using broker quotes that are based on open markets of our debt securities as of February 28, 2015 and November 30, 2014. The fair value of the term loans and other debt was determined to approximate carrying value.
Item 4. Controls and Procedures
Evaluation of disclosure controls and procedures
Management has conducted an evaluation (with the participation of our Chief Executive Officer and Chief Financial Officer), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of February 28, 2015. The Company previously reported material weaknesses in internal control over financial reporting related to the incomplete integration of the Rocketdyne Business into the Company’s primary accounting system and internal control framework. As a result of these material weaknesses in the Company’s internal control over financial reporting, which were not remediated as of February 28, 2015, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of February 28, 2015.
Disclosure controls and procedures are designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed under the Exchange Act is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure as of the end of the period covered by this report.
Remediation of Material Weaknesses
Management is in the process of improving and strengthening the internal controls related to the above matter, including: (i) effective January 1, 2015, the Company transitioned its Rocketdyne Business from a third party hosted enterprise resource planning (“ERP”) system and third party transition services agreement (“TSA”) to the Company’s Oracle ERP system and internal shared services business processes; (ii) began an examination and modification, where necessary, of existing policies and procedures to identify areas where more explicit guidance is required to clearly define roles and responsibilities between the Aerojet Rocketdyne parent and the Rocketdyne Business; and, (iii) began an assessment of existing policies and practices and related internal controls with respect to the extent and precision of controls impacting contractual balance sheet accounts. Notwithstanding the above process, the identified material weaknesses in our internal control over financial reporting will not be considered remediated until the new controls are fully implemented, in operation for a sufficient period of time, tested and concluded by management to be designed and operating effectively.
Changes in internal control over financial reporting
The Rocketdyne Business was integrated into the Company’s Oracle ERP system and internal shared services business processes effective January 1, 2015. As a result, the Rocketdyne Business operated with internal controls applicable to the third party hosting and TSA arrangement for the first month of the first quarter of fiscal 2015 and under the integrated shared services control structure for the remaining two months of the first quarter of fiscal 2015.
Other than the changes associated with the integration of the Rocketdyne Business, there were no material changes in internal controls over financial reporting that occurred during the most recent fiscal quarter that has materially, or is reasonably likely to materially affect, the effectiveness of our internal controls over financial reporting.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
Except as disclosed in Note 7 of the Notes to Unaudited Condensed Consolidated Financial Statements, which is incorporated herein by reference, there have been no significant developments in the pending legal proceedings as previously reported in Part 1, Item 3, Legal Proceedings in our Annual Report on Form 10-K for the fiscal year ended November 30, 2014.

Asbestos Cases. The following table sets forth information related to our historical product liability costs associated with our asbestos litigation cases for the first quarter of fiscal 2015:

Claims filed as of November 30, 2014	117
Claims filed	3
Claims dismissed	32
Claims pending as of February 28, 2015	88
Legal and administrative fees for the asbestos cases for the first quarter of fiscal 2015 were $0.1 million.
Item 1A. Risk Factors
There have been no material changes from our risk factors as previously reported in our Annual Report to the SEC on Form 10-K for the fiscal year ended November 30, 2014.
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

101*
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) Unaudited Condensed Consolidated Statements of Operations, (ii) Unaudited Condensed Consolidated Statements of Comprehensive Income, (iii) Unaudited Condensed Consolidated Balance Sheets, (iv) Unaudited Condensed Consolidated Statement of Stockholders’ Deficit, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Unaudited Notes to Unaudited Condensed Consolidated Financial Statements.

* Filed herewith.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GenCorp Inc.

Date:	April 9, 2015	By:	/s/ Scott J. Seymour
Scott J. Seymour President and Chief Executive Officer (Principal Executive Officer)

Date:	April 9, 2015	By:	/s/ Kathleen E. Redd
Kathleen E. Redd Vice President, Chief Financial Officer and Assistant Secretary (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

No.	Description

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a — 14 (a) of the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a — 14 (a) of the Securities Exchange Act of 1934, as amended.
32.1*
Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a — 14(b) of the Securities and Exchange Act of 1934, as amended, and 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) Unaudited Condensed Consolidated Statements of Operations, (ii) Unaudited Condensed Consolidated Statements of Comprehensive Income, (iii) Unaudited Condensed Consolidated Balance Sheets, (iv) Unaudited Condensed Consolidated Statement of Stockholders’ Deficit, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Unaudited Notes to Unaudited Condensed Consolidated Financial Statements.

_______
* Filed herewith.