Form 10-Q
period 2015-05-31
AEROJET ROCKETDYNE HOLDINGS, INC.
filed 2015-07-10
CIK 40888

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-Q
 (Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended: May 31, 2015
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                      to
Commission File Number 1-01520
  Aerojet Rocketdyne Holdings, Inc.
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of June 30, 2015, there were 63.0 million outstanding shares of our Common Stock, including redeemable common stock and unvested common shares, $0.10 par value.

Aerojet Rocketdyne Holdings, Inc.
Quarterly Report on Form 10-Q
For the Quarterly Period Ended May 31, 2015

Part I — FINANCIAL INFORMATION
Item 1. Financial Statements
Aerojet Rocketdyne Holdings, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended May 31,		Six months ended May 31,
	2015	2014	2015	2014
	(In millions, except per share amounts)
Net sales	$456.9	$404.5	$775.5	$736.6
Operating costs and expenses:
Cost of sales (exclusive of items shown separately below)	372.5	369.4	655.3	657.9
Selling, general and administrative	12.6	9.2	28.1	18.4
Depreciation and amortization	16.1	15.7	32.1	30.6
Other expense, net:
Loss on debt repurchased	0.5	45.9	0.7	50.8
Other	2.3	2.4	3.8	5.1
Total operating costs and expenses	404.0	442.6	720.0	762.8
Operating income (loss)	52.9	(38.1)	55.5	(26.2)
Non-operating (income) expense:
Interest income	—	—	(0.1)	—
Interest expense	13.2	12.6	26.6	25.0
Total non-operating expense, net	13.2	12.6	26.5	25.0
Income (loss) from continuing operations before income taxes	39.7	(50.7)	29.0	(51.2)
Income tax provision (benefit)	21.3	(0.6)	14.7	1.2
Income (loss) from continuing operations	18.4	(50.1)	14.3	(52.4)
(Loss) income from discontinued operations, net of income taxes	—	(0.8)	0.2	(0.8)
Net income (loss)	$18.4	$(50.9)	$14.5	$(53.2)
Income (Loss) Per Share of Common Stock
Basic
Income (loss) per share from continuing operations	$0.29	$(0.87)	$0.23	$(0.90)
Loss per share from discontinued operations, net of income taxes	—	(0.01)	—	(0.01)
Net income (loss) per share	$0.29	$(0.88)	$0.23	$(0.91)
Diluted
Income (loss) per share from continuing operations	$0.26	$(0.87)	$0.22	$(0.90)
Loss per share from discontinued operations, net of income taxes	—	(0.01)	—	(0.01)
Net income (loss) per share	$0.26	$(0.88)	$0.22	$(0.91)
Weighted average shares of common stock outstanding, basic	61.2	57.9	59.9	58.7
Weighted average shares of common stock outstanding, diluted	72.3	57.9	72.2	58.7
See Notes to Unaudited Condensed Consolidated Financial Statements.

Aerojet Rocketdyne Holdings, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three months ended May 31,		Six months ended May 31,
	2015	2014	2015	2014
	(In millions)
Net income (loss)	$18.4	$(50.9)	$14.5	$(53.2)
Other comprehensive income:
Amortization of actuarial losses and prior service credits, net of income taxes	12.2	7.7	24.4	15.2
Comprehensive income (loss)	$30.6	$(43.2)	$38.9	$(38.0)
See Notes to Unaudited Condensed Consolidated Financial Statements.

Aerojet Rocketdyne Holdings, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

	May 31, 2015	November 30, 2014
	(In millions, except per share and share amounts)
ASSETS
Current Assets
Cash and cash equivalents	$253.5	$265.9
Accounts receivable	173.7	172.9
Inventories	150.3	139.0
Recoverable from the U.S. government and other third parties for environmental remediation costs	23.7	19.4
Receivable from Northrop Grumman Corporation (“Northrop”)	6.0	6.0
Other current assets, net	45.4	38.0
Deferred income taxes	24.8	25.3
Total Current Assets	677.4	666.5
Noncurrent Assets
Property, plant and equipment, net	356.3	367.5
Real estate held for entitlement and leasing	82.9	94.4
Recoverable from the U.S. government and other third parties for environmental remediation costs	76.8	81.2
Receivable from Northrop	69.7	74.8
Deferred income taxes	245.3	259.0
Goodwill	164.4	164.4
Intangible assets	115.5	122.2
Other noncurrent assets, net	109.8	91.6
Total Noncurrent Assets	1,220.7	1,255.1
Total Assets	$1,898.1	$1,921.6
LIABILITIES, REDEEMABLE COMMON STOCK, AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Short-term borrowings and current portion of long-term debt	$5.3	$5.3
Accounts payable	87.6	103.5
Reserves for environmental remediation costs	38.7	31.9
Postretirement medical and life insurance benefits	6.4	6.4
Advance payments on contracts	197.3	198.5
Other current liabilities	198.5	221.7
Total Current Liabilities	533.8	567.3
Noncurrent Liabilities
Senior debt	91.3	93.8
Second-priority senior notes	460.0	460.0
Convertible subordinated notes	98.0	133.8
Other debt	63.3	89.3
Reserves for environmental remediation costs	122.8	134.1
Pension benefits	475.4	482.8
Postretirement medical and life insurance benefits	50.1	51.7
Other noncurrent liabilities	99.0	79.7
Total Noncurrent Liabilities	1,459.9	1,525.2
Total Liabilities	1,993.7	2,092.5
Commitments and contingencies (Note 7)
Redeemable common stock, par value of $0.10; less than 0.1 million shares issued and outstanding as of May 31, 2015; 0.1 million shares issued and outstanding as of November 30, 2014	0.1	1.6
Stockholders’ Deficit
Preference stock, par value of $1.00; 15.0 million shares authorized; none issued or outstanding	—	—
Common stock, par value of $0.10; 150.0 million shares authorized; 61.3 million shares issued and outstanding as of May 31, 2015; 56.9 million shares issued and outstanding as of November 30, 2014	6.3	5.9
Other capital	324.8	287.3
Treasury stock at cost, 3.5 million shares as of May 31, 2015 and November 30, 2014	(64.5)	(64.5)
Accumulated deficit	(52.5)	(67.0)
Accumulated other comprehensive loss, net of income taxes	(309.8)	(334.2)
Total Stockholders’ Deficit	(95.7)	(172.5)
Total Liabilities, Redeemable Common Stock and Stockholders’ Deficit	$1,898.1	$1,921.6
See Notes to Unaudited Condensed Consolidated Financial Statements.

Aerojet Rocketdyne Holdings, Inc.
Condensed Consolidated Statement of Stockholders’ Deficit
(Unaudited)

	Common Stock					Accumulated Other	Total
			Other Capital	Treasury Stock	Accumulated Deficit	Comprehensive Loss	Stockholders' Deficit
	Shares	Amount
	(In millions)
November 30, 2014	56.9	$5.9	$287.3	$(64.5)	$(67.0)	$(334.2)	$(172.5)
Net income	—	—	—	—	14.5	—	14.5
Amortization of actuarial losses and prior service credits, net of income taxes	—	—	—	—	—	24.4	24.4
Conversion of debt to common stock	4.0	0.4	35.4	—	—	—	35.8
Reclassification from redeemable common stock	(0.1)	—	1.5	—	—	—	1.5
Tax benefit from shares issued under equity plans	—	—	1.5	—	—	—	1.5
Repurchase of shares to satisfy tax withholding obligations	(0.2)	—	(4.4)	—	—	—	(4.4)
Stock-based compensation and other, net	0.7	—	3.5	—	—	—	3.5
May 31, 2015	61.3	$6.3	$324.8	$(64.5)	$(52.5)	$(309.8)	$(95.7)
See Notes to Unaudited Condensed Consolidated Financial Statements.

Aerojet Rocketdyne Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six months ended May 31,
	2015	2014
	(In millions)
Operating Activities
Net income (loss)	$14.5	$(53.2)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
(Income) loss from discontinued operations, net of income taxes	(0.2)	0.8
Depreciation and amortization	32.1	30.6
Amortization of financing costs	1.4	1.8
Stock-based compensation	7.3	3.0
Retirement benefit expense	33.4	17.8
Loss on debt repurchased	0.7	50.8
Loss on bank amendment	—	0.2
Loss on disposal of long-lived assets	0.2	—
Tax benefit on stock-based awards	(1.5)	(1.3)
Changes in assets and liabilities:
Accounts receivable	(0.8)	21.5
Inventories	(11.3)	(25.1)
Other current assets, net	(7.5)	3.7
Income tax receivable	—	3.2
Real estate held for entitlement and leasing	(4.0)	(3.6)
Receivable from Northrop	5.1	(1.2)
Recoverable from the U.S. government and other third parties for environmental remediation costs	0.1	6.6
Other noncurrent assets	(9.0)	(15.6)
Accounts payable	(15.9)	(28.0)
Postretirement medical and life benefits	(2.6)	(3.2)
Advance payments on contracts	(1.2)	6.1
Other current liabilities	(25.6)	(27.7)
Deferred income taxes	(0.9)	(3.6)
Reserves for environmental remediation costs	(4.5)	(7.6)
Other noncurrent liabilities	18.6	1.8
Net cash provided by (used in) continuing operations	28.4	(22.2)
Net cash used in discontinued operations	—	(0.1)
Net Cash Provided by (Used in) Operating Activities	28.4	(22.3)
Investing Activities
Capital expenditures	(9.4)	(18.5)
Net Cash Used in Investing Activities	(9.4)	(18.5)
Financing Activities
Proceeds from issuance of debt	—	179.0
Debt issuance costs	—	(4.1)
Debt repayments/repurchases	(28.5)	(145.8)
Repurchase of shares to satisfy tax withholding obligations	(4.4)	(2.0)
Purchase of treasury stock	—	(64.5)
Tax benefit on stock-based awards	1.5	1.3
Net Cash Used in Financing Activities	(31.4)	(36.1)
Net Decrease in Cash and Cash Equivalents	(12.4)	(76.9)
Cash and Cash Equivalents at Beginning of Period	265.9	197.6
Cash and Cash Equivalents at End of Period	$253.5	$120.7
Supplemental disclosures of cash flow information
Cash paid for interest	$25.9	$23.7
Cash paid for income taxes	10.2	1.7
Conversion of debt to common stock	35.8	—
See Notes to Unaudited Condensed Consolidated Financial Statements.

Aerojet Rocketdyne Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
Note 1. Basis of Presentation and Nature of Operations
Aerojet Rocketdyne Holdings, Inc. (“Aerojet Rocketdyne Holdings” or the “Company”) has prepared the accompanying unaudited condensed consolidated financial statements, including its accounts and the accounts of its wholly-owned subsidiaries, in accordance with the instructions to Form 10-Q. The year-end condensed consolidated balance sheet was derived from audited financial statements but does not include all of the disclosures required by accounting principles generally accepted in the United States of America (“GAAP”). These interim financial statements should be read in conjunction with the financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2014, as filed with the Securities and Exchange Commission (“SEC”). Certain reclassifications have been made to financial information for the prior year to conform to the current year’s presentation.
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
Real Estate — includes the activities of the Company’s wholly-owned subsidiary Easton Development Company, LLC (“Easton”) related to the re-zoning, entitlement, sale, and leasing of the Company’s excess real estate assets. The Company owns approximately 11,300 acres of land adjacent to U.S. Highway 50 between Rancho Cordova and Folsom, California east of Sacramento (“Sacramento Land”). The Company is currently in the process of seeking zoning changes and other governmental approvals on a portion of the Sacramento Land to optimize its value.
In July 2012, the Company signed a stock and asset purchase agreement (the “Original Purchase Agreement”) with United Technologies Corporation (“UTC”) to acquire the Pratt & Whitney Rocketdyne division (the “Rocketdyne Business”) from UTC for $550 million (the “Acquisition”). On June 12, 2013, the Company and UTC entered into an amended and restated stock and asset purchase agreement (the “Amended and Restated Purchase Agreement”), which amended and restated the Original Purchase Agreement, as amended. On June 14, 2013, the Company completed the acquisition of substantially all of the Rocketdyne Business pursuant to the Amended and Restated Purchase Agreement. The aggregate consideration to UTC was $411 million which represents the initial purchase price of $550 million reduced by $55 million relating to the potential future acquisition of UTC’s 50% ownership interest of RD Amross, LLC (a joint venture with NPO Energomash of Khimki, Russia which sells RD-180 engines to RD Amross) and the portion of the UTC business that markets and supports the sale of RD-180 engines (the “RDA Acquisition”). The acquisition of UTC’s 50% ownership interest of RD Amross and UTC’s related business was contingent upon certain conditions including receipt of certain Russian governmental regulatory approvals, which was not obtained. Pursuant to the terms of the Amended and Restated Purchase Agreement, either party to such agreement could terminate the obligations to consummate the RDA Acquisition on or after June 12, 2014; provided, however, that such termination date may be extended for up to four additional periods of three months each. On June 14, 2015, the Company’s obligations to consummate the RDA Acquisition expired.
On August 31, 2004, the Company completed the sale of its GDX Automotive business. On November 30, 2005, the Company completed the sale of the Fine Chemicals business (see Note 11).
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
During the second quarter of fiscal 2015, the Company recorded out of period adjustments to net sales, cost of sales and the related balance sheet accounts. The out of period adjustments were primarily associated with the Rocketdyne Business and related to the (i) timing of recognition of incentive fees, (ii) the recognition of revenue on a segmented contract, and (iii) the overstatement of an accrued vacation balance. The out of period adjustments resulted in the Company increasing income from continuing operations before income taxes and net income in the second quarter of fiscal 2015 by an additional $1.8 million and $1.1 million, respectively.
The net impact of the identified out of period adjustments on the first and second quarters of fiscal 2015, and for the first half of fiscal 2015, resulted in the Company understating (overstating) income from continuing operations before income taxes and net income of approximately $2.1 million and $1.3 million, ($1.8) million and ($1.1) million, and $0.3 million and $0.2 million, respectively.
Management believes that the above amounts are not material to current or previously reported financial statements.
Revenue Recognition
In the Company’s Aerospace and Defense segment, recognition of profit on long-term contracts requires the use of assumptions and estimates related to the contract value or total contract revenue, the total cost at completion and the measurement of progress towards completion. Due to the nature of the programs, developing the estimated total cost at completion requires the use of significant judgment. Estimates are continually evaluated as work progresses and are revised as necessary. Factors that must be considered in estimating the work to be completed include labor productivity, the nature and technical complexity of the work to be performed, availability and cost volatility of materials, subcontractor and vendor performance, warranty costs, volume assumptions, anticipated labor agreements and inflationary trends, schedule and performance delays, availability of funding from the customer, and the recoverability of costs incurred outside the original contract included in any estimates to complete. The Company reviews contract performance and cost estimates for some contracts at least monthly and for others at least quarterly and more frequently when circumstances significantly change. When a change in estimate is determined to have an impact on contract profit, the Company will record a positive or negative adjustment to the statement of operations. Changes in estimates and assumptions related to the status of certain long-term contracts may have a material effect on the Company’s operating results. The following table summarizes the impact from changes in estimates and assumptions on the statements of operations on contracts, representing 92% of the Company’s aerospace and defense segment net sales over the first half of fiscal 2015 and 2014, accounted for under the percentage-of-completion method of accounting:

	Three months ended May 31,		Six months ended May 31,
	2015	2014	2015	2014
	(In millions, except per share amounts)
Favorable (unfavorable) effect of the changes in contract estimates on income (loss) from continuing operations before income taxes	$7.0	$(5.2)	$7.2	$(2.9)
Favorable (unfavorable) effect of the changes in contract estimates on net income (loss)	4.2	(3.1)	4.3	(1.6)
Favorable (unfavorable) effect of the changes in contract estimates on basic net income (loss) per share	0.07	(0.05)	0.07	(0.03)
Favorable (unfavorable) effect of the changes in contract estimates on diluted net income (loss) per share	0.06	(0.05)	0.06	(0.03)
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
In April 2015, the FASB issued an amendment to the accounting guidance related to the presentation of debt issuance costs. The amendment requires that debt issuance costs related to a debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts or premiums. This guidance is effective for the Company in the first quarter of fiscal 2017. Early adoption is permitted. The Company is currently evaluating the impact of this amendment on its consolidated financial statements.
In May 2015, the FASB issued amended guidance on disclosures for investments in certain entities that calculate net asset value per share (“NAV”) or its equivalent. The new guidance requires the investments for which fair value is measured at NAV (or its equivalent) to be removed from fair value hierarchy.  The Company expects to adopt the new guidance as of  November 30, 2015.  The new guidance will be applied retrospectively to all periods presented.  As the accounting standard only impacts presentation, the new standard will not have an impact on the Company’s financial position, results of operations, or cash flows.

Note 2. Income (Loss) Per Share of Common Stock
A reconciliation of the numerator and denominator used to calculate basic and diluted income (loss) per share of common stock (“EPS”) is presented in the following table:

	Three Months Ended May 31,		Six Months Ended May 31,
	2015	2014	2015	2014
	(In millions, except per share amounts)
Numerator:
Income (loss) from continuing operations	$18.4	$(50.1)	$14.3	$(52.4)
(Loss) income from discontinued operations, net of income taxes	—	(0.8)	0.2	(0.8)
Net income (loss)	18.4	(50.9)	14.5	(53.2)
Income allocated to participating securities	(0.5)	—	(0.4)	—
Net income (loss) for basic earnings per share	17.9	(50.9)	14.1	(53.2)
Interest on convertible subordinated debentures	1.0	—	2.2	—
Net income (loss) for diluted earnings per share	18.9	(50.9)	16.3	(53.2)
Denominator:
Basic weighted average shares	61.2	57.9	59.9	58.7
Effect of:
4 1/16% Convertible Subordinated Debentures (“4 1/16% Debentures”)	10.9	—	12.0	—
Employee stock options and stock purchase plan	0.2	—	0.3	—
Diluted weighted average shares	72.3	57.9	72.2	58.7
Basic
Income (loss) per share from continuing operations	$0.29	$(0.87)	$0.23	$(0.90)
Loss per share from discontinued operations, net of income taxes	—	(0.01)	—	(0.01)
Net income (loss) per share	$0.29	$(0.88)	$0.23	$(0.91)
Diluted
Income (loss) per share from continuing operations	$0.26	$(0.87)	$0.22	$(0.90)
Loss per share from discontinued operations, net of income taxes	—	(0.01)	—	(0.01)
Net income (loss) per share	$0.26	$(0.88)	$0.22	$(0.91)
The following table sets forth the potentially dilutive securities excluded from the computation because their effect would have been anti-dilutive:

	Three months ended May 31,		Six months ended May 31,
	2015	2014	2015	2014
	(In millions)
4 1/16% Debentures	—	19.7	—	20.4
Employee stock options and stock purchase plan	—	0.7	—	0.7
Unvested restricted shares	—	1.5	—	1.5
Total potentially dilutive securities	—	21.9	—	22.6

Note 3. Stock-Based Compensation
Total stock-based compensation expense by type of award for the second quarter and first half of fiscal 2015 and 2014 was as follows:

	Three months ended May 31,		Six months ended May 31,
	2015	2014	2015	2014
	(In millions)
Stock appreciation rights	$1.3	$(0.4)	$3.8	$(0.5)
Stock options	0.2	0.1	0.3	0.1
Restricted shares, service based	0.9	1.3	2.6	2.2
Restricted shares, performance based	(0.4)	0.6	0.6	1.2
Total stock-based compensation expense	$2.0	$1.6	$7.3	$3.0

In February 2015, the Company began offering an Employee Stock Purchase Plan ("ESPP") to employees. The stock-based compensation expense related to the ESPP was $0.1 million in the first half of fiscal 2015.
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

		Fair value measurement at May 31, 2015
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In millions)
Money market funds	$203.4	$203.4	$—	$—
		Fair value measurement at November 30, 2014
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In millions)
Money market funds	$233.4	$233.4	$—	$—
As of May 31, 2015, a summary of cash and cash equivalents and the grantor trust by investment type is as follows:

	Total	Cash and Cash Equivalents	Money Market Funds
	(In millions)
Cash and cash equivalents	$253.5	$60.6	$192.9
Grantor trust (included as a component of other current and noncurrent assets)	10.5	—	10.5
	$264.0	$60.6	$203.4
The carrying amounts of certain of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, accrued compensation, and other accrued liabilities, approximate fair value because of their short maturities.
The estimated fair value and principal amount for the Company’s outstanding debt is presented below:

	Fair Value		Principal Amount
	May 31, 2015	November 30, 2014	May 31, 2015	November 30, 2014
	(In millions)
Term loan	$96.3	$98.8	$96.3	$98.8
7.125% Second-Priority Senior Secured Notes (“7 1/8% Notes”)	494.5	483.6	460.0	460.0
4 1/16% Debentures	224.5	248.2	97.8	133.6
Delayed draw term loan	63.0	89.0	63.0	89.0
Other debt	0.7	0.8	0.8	0.8
	$879.0	$920.4	$717.9	$782.2
The fair values of the 7 1/8% Notes and 4 1/16% Debentures were determined using broker quotes that are based on open markets for the Company’s debt securities as of May 31, 2015, and November 30, 2014 (both Level 2 securities). The fair value of the term loans and other debt was determined to approximate carrying value.
b. Accounts Receivable

	May 31, 2015	November 30, 2014
	(In millions)
Billed	$94.7	$69.3
Unbilled	109.9	126.1
Reserve for overhead rate disallowance	(31.6)	(22.9)
Total receivables under long-term contracts	173.0	172.5
Other receivables	0.7	0.4
Accounts receivable	$173.7	$172.9
c. Inventories

	May 31, 2015	November 30, 2014
	(In millions)
Long-term contracts at average cost	$527.1	$434.6
Progress payments	(378.0)	(296.9)
Total long-term contract inventories	149.1	137.7
Total other inventories	1.2	1.3
Inventories	$150.3	$139.0
d. Other Current Assets, net

	May 31, 2015	November 30, 2014
	(In millions)
Recoverable from the U.S. government for Rocketdyne Business integration costs (see Note 4(f))	$10.5	$10.5
Prepaid expenses	9.5	11.3
Recoverable from the U.S. government for Competitive Improvement Program severance obligations (see Note 9)	1.1	—
Receivables, net	15.5	4.5
Income taxes	1.4	2.1
Indemnification receivable from UTC	0.7	0.9
Other	6.7	8.7
Other current assets, net	$45.4	$38.0

e. Property, Plant and Equipment, net

	May 31, 2015	November 30, 2014
	(In millions)
Land	$67.2	$67.2
Buildings and improvements	285.4	276.9
Machinery and equipment	500.7	474.7
Construction-in-progress	17.1	41.2
	870.4	860.0
Less: accumulated depreciation	(514.1)	(492.5)
Property, plant and equipment, net	$356.3	$367.5
f. Other Noncurrent Assets, net

	May 31, 2015	November 30, 2014
	(In millions)
Recoverable from the U.S. government for Rocketdyne Business integration costs	$31.3	$28.0
Deferred financing costs	16.4	18.5
Recoverable from the U.S. government for Competitive Improvement Program severance obligations (see Note 9)	9.6	—
Recoverable from the U.S. government for conditional asset retirement obligations	15.9	17.7
Grantor trust	11.8	11.2
Indemnification receivable from UTC, net	7.0	7.5
Notes receivable, net	9.0	—
Other	8.8	8.7
Other noncurrent assets, net	$109.8	$91.6
The current and noncurrent Rocketdyne Business integration costs capitalized as of May 31, 2015 and November 30, 2014 totaled $41.8 million and $38.5 million, respectively. These integration costs are reimbursable by the U.S. government upon its audit and approval that the Company's planned integration savings will exceed its restructuring costs by a factor of at least two to one. In December 2014, the Company was informed that the Defense Contract Audit Agency had completed its audit of the Company’s restructuring proposal and indicated that the Company had achieved the required minimum two to one savings to restructuring cost ratio.  Actual recovery of the previously deferred integration costs will take place after the final execution of an Advance Agreement with the Defense Contract Management Agency and determination from the Under Secretary of Defense that the audited restructuring savings exceed the costs by a factor of two to one.  The Company believes these final two actions will be completed in fiscal 2015. The Company reviews on a quarterly basis the probability of recovery of these costs.
g. Assets Held for Sale
As of February 28, 2015, the Company classified approximately 550 acres of its Sacramento Land, known as Hillsborough and representing a portion of the 6,000 acre Easton Master Plan, as assets held for sale as a result of its plans to sell the Hillsborough land. The Hillsborough land was reported as real estate held for entitlement and leasing as of November 30, 2014. For operating segment reporting, the Hillsborough land has been reported as a part of the Real Estate segment.
During the second quarter of fiscal 2015, the Company finalized the sale of the Hillsborough land for a total purchase price of $57.0 million which was comprised of $46.7 million cash and $10.3 million of promissory notes. The total acreage covered by the Hillsborough land transaction was approximately 700 acres, of which approximately 550 acres was recognized as a sale in the second quarter of fiscal 2015. At the initial closing, the buyer paid $40.0 million cash and executed a $9.0 million promissory note secured by a first lien Deed of Trust on a portion of the sale property which resulted in a gain of $30.6 million in the second quarter of fiscal 2015. The $9.0 million promissory note secured by a first lien Deed of Trust is divided into two components: (i) a $3.0 million 7% promissory note payable 7 years after close of escrow, which includes a possible $1.0 million reduction in principal if the Company is unable to obtain the necessary road and utility approvals, and (ii) a $6.0 million 7% promissory note payable 7 years after close of escrow and only payable after certain environmental clearances associated with "Area 40" (discussed below) are obtained by the Company. The sale also included a $1.3 million non-interest bearing promissory note secured by a first lien Deed of Trust on a portion of the sale property associated with the location of future city roads. In addition, approximately 150 acres of this land, including a 50-acre portion known as “Area 40,” was held back from the initial closing. Upon receipt of regulatory approvals, a closing will take place for the sale of the developable portions of such holdback acreage for a purchase price of $6.7 million in cash. A summary of the impact of the land sale on the unaudited condensed consolidated statement of operations for the second quarter and first half of fiscal 2015 is as follows (in millions):

Net sales from land sale	$42.0
Cost of sales from land sale	11.4
Income from continuing operations before income taxes from land sale	30.6
Income tax provision related to land sale	12.7
Net income from land sale	$17.9
In November 2014, the Company classified its energy business (the "Energy Business") as assets held for sale as a result of its plans to sell the business. The assets and liabilities of the Energy Business as of May 31, 2015 and November 30, 2014 were insignificant. The plan was a result of management’s decision to focus its capital and resources on its Aerospace and Defense and Real Estate operating segments.  The net sales associated with the Energy Business totaled $0.4 million in the first half of fiscal 2015; net sales associated with the Energy Business totaled $0.6 million in fiscal 2014. For operating segment reporting, the Energy Business has been reported as a part of the Aerospace and Defense segment.  In March 2015, the Company entered into an Asset Purchase Agreement (the "Agreement") to sell its Energy Business to TerraDyne Energy Technology Inc. (“TerraDyne").  TerraDyne was unable to meet the closing conditions and the Agreement was terminated. The Company divested the Energy Business in July 2015 for an insignificant amount of proceeds. The Company incurred approximately $2.5 million of expenses to divest its Energy Business.
h. Other Current Liabilities

	May 31, 2015	November 30, 2014
	(In millions)
Accrued compensation and employee benefits	$94.6	$96.1
Income taxes	16.0	14.1
Payable to UTC primarily for Transition Service Agreements	1.3	11.9
Interest payable	12.8	14.6
Contract loss provisions	14.1	13.4
Other	59.7	71.6
Other current liabilities	$198.5	$221.7
i. Other Noncurrent Liabilities

	May 31, 2015	November 30, 2014
	(In millions)
Conditional asset retirement obligations	$27.7	$24.4
Pension benefits, non-qualified	18.9	19.1
Deferred compensation	12.5	11.1
Deferred revenue	14.1	7.4
Competitive improvement program obligations (see Note 9)	9.6	—
Other	16.2	17.7
Other noncurrent liabilities	$99.0	$79.7
j. Accumulated Other Comprehensive Loss, Net of Income Taxes
Changes in accumulated other comprehensive loss by components, net of $15.1 million of income taxes, related to the Company’s retirement benefit plans are as follows:

	Actuarial Losses, Net	Prior Service Credits, Net	Total
	(In millions)
November 30, 2014	$(337.5)	$3.3	$(334.2)
Amortization of actuarial losses and prior service credits, net of income taxes	24.7	(0.3)	24.4
May 31, 2015	$(312.8)	$3.0	$(309.8)
k. Redeemable Common Stock
The Company inadvertently failed to register with the SEC the issuance of certain of its common shares in its defined contribution 401(k) employee benefit plan (the “Plan”). As a result, certain Plan participants who purchased such securities pursuant to the Plan may have the right to rescind certain of their purchases for consideration equal to the purchase price paid for the securities (or if such security has been sold, to receive consideration with respect to any loss incurred on such sale) plus interest from the date of purchase. As of May 31, 2015 and November 30, 2014, the Company has classified less than 0.1 million and 0.1 million shares, respectively, as redeemable common stock because the redemption features are not within the control of the Company. The Company may also be subject to civil and other penalties by regulatory authorities as a result of the failure to register these shares. These shares have always been treated as outstanding for financial reporting purposes. In June 2008, the Company filed a registration statement on Form S-8 to register future transactions in the Company's stock fund in the Plan. During the first half of fiscal 2015, the Company recorded $0.7 million for realized gains and interest associated with this matter.
l. Treasury Stock
During fiscal 2014, the Company repurchased 3.5 million of its common shares at a cost of $64.5 million. The Company reflects stock repurchases in its financial statements on a “settlement” basis.
Note 5. Income Taxes
The income tax provision for the first half of fiscal 2015 and 2014 was as follows:

	Six months ended May 31,
	2015	2014
	(In millions)
Federal and state current income tax expense	$16.8	$4.2
Net deferred benefit	(0.6)	(4.1)
Research and development credits	(1.5)	1.1
Income tax provision	$14.7	$1.2
Cash paid for income taxes	$10.2	$1.7
In the first half of fiscal 2015, the income tax provision recorded differs from the expected tax that would be calculated by applying the federal statutory rate to the Company's income before income taxes primarily due to the re-enactment of the federal research and development credit in December 2014 for calendar year 2014 which has been treated as a discrete event in the first half of fiscal 2015, as well as the impacts from state income taxes and certain expenditures which are permanently not deductible for tax purposes. In the first half of fiscal 2014, the income tax provision recorded differs from the expected tax that would be calculated by applying the federal statutory rate to the Company's loss before income taxes due to the significant non-deductible premium on the 4 1/16% Debentures repurchased in the first half of fiscal 2014, which the Company has treated as a discrete event, as well as the impacts from state income taxes and certain expenditures which are permanently not deductible for tax purposes.
As of May 31, 2015, the total liability for uncertain income tax positions, including accrued interest and penalties, was $7.5 million. Due to the high degree of uncertainty regarding the timing of potential future cash flows associated with the respective liabilities, the Company is unable to make a reasonably reliable estimate of the amount and period in which these liabilities might be paid.

Note 6. Long-term Debt

	May 31, 2015	November 30, 2014
	(In millions)
Term loan, bearing interest at variable rates (rate of 2.52% as of May 31, 2015), payable in quarterly installments of $1.3 million plus interest, maturing in May 2019	$96.3	$98.8
Total senior debt	96.3	98.8
Senior secured notes, bearing interest at 7.125% per annum, interest payments due in March and September, maturing in March 2021	460.0	460.0
Total senior secured notes	460.0	460.0
Convertible subordinated debentures, bearing interest at 2.25% per annum, interest payments due in May and November, maturing in November 2024	0.2	0.2
Convertible subordinated debentures, bearing interest at 4.0625% per annum, interest payments due in June and December, maturing in December 2039	97.8	133.6
Total convertible subordinated notes	98.0	133.8
Delayed draw term loan, bearing interest at variable rates (rate of 9.50% as of May 31, 2015), maturing in April 2022	63.0	89.0
Capital lease, payable in monthly installments, maturing in March 2017	0.6	0.6
Total other debt	63.6	89.6
Total debt	717.9	782.2
Less: Amounts due within one year	(5.3)	(5.3)
Total long-term debt	$712.6	$776.9
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
In connection with the consummation of the Acquisition, the Company added Pratt & Whitney Rocketdyne, Inc. (“PWR”), Arde, Inc. (“Arde”) and Arde-Barinco, Inc. (“Arde-Barinco”) as subsidiary guarantors under its Senior Credit Facility pursuant to that certain Joinder Agreement, dated as of June 14, 2013, by and among PWR, Arde, Arde-Barinco, the Company and Wells Fargo Bank, National Association, as administrative agent. In connection with the consummation of the Acquisition, the name of PWR was changed to Aerojet Rocketdyne of DE, Inc. and the name of Aerojet-General Corporation, an existing subsidiary guarantor at the time of the Acquisition, was changed to Aerojet Rocketdyne, Inc.
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
As of May 31, 2015, the Company had $46.4 million outstanding letters of credit under the $100.0 million subfacility for standby letters of credit and had $96.3 million outstanding under the term loan facility.

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

Financial Covenant	Actual Ratios as of May 31, 2015	Required Ratios
Interest coverage ratio, as defined under the Senior Credit Facility	4.36 to 1.00	Not less than: 2.40 to 1.00
Leverage ratio, as defined under the Senior Credit Facility	2.55 to 1.00	Not greater than: 4.50 to 1.00
The Company was in compliance with its financial and non-financial covenants as of May 31, 2015.
4.0625% Convertible Subordinated Debentures
As of May 31, 2015, the Company had $97.8 million outstanding principal of its 4 1/16% Debentures, convertible into 10.9 million of shares of common stock. During the first half of fiscal 2015, $35.8 million of 4 1/16% Debentures were converted to 4.0 million shares of common stock.
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
Delayed Draw Term Loan
As of May 31, 2015, the Company had $63.0 million outstanding under the delayed draw term loan facility. During the first half of fiscal 2015, the Company retired $26.0 million principal amount of its delayed draw term loan. See Note 16 for recent activity.
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
Asbestos Litigation
The Company has been, and continues to be, named as a defendant in lawsuits alleging personal injury or death due to exposure to asbestos in building materials, products, or in manufacturing operations. The majority of cases are pending in Texas and Illinois. There were 83 asbestos cases brought by individual plaintiffs pending as of May 31, 2015.

Given the lack of any significant consistency to claims (i.e., as to product, operational site, or other relevant assertions) filed against the Company, the Company is unable to make a reasonable estimate of the future costs of pending claims or unasserted claims. Accordingly, no estimate of future liability has been accrued.
In 2011, Aerojet Rocketdyne received a letter demand from AMEC, plc, (“AMEC”) the successor entity to the 1981 purchaser of the business assets of Barnard & Burk, Inc., a former Aerojet Rocketdyne subsidiary, for Aerojet Rocketdyne to assume the defense of sixteen asbestos cases, involving 271plaintiffs, pending in Louisiana, and reimbursement of over $1.7 million in past legal fees and expenses. AMEC is asserting that Aerojet Rocketdyne retained those liabilities when it sold the Barnard & Burk assets and agreed to indemnify the purchaser therefor. Under the relevant purchase agreement, the purchaser assumed only certain, specified liabilities relating to the operation of Barnard & Burk before the sale, with Barnard & Burk retaining all unassumed pre-closing liabilities, and Aerojet Rocketdyne agreed to indemnify the purchaser against unassumed liabilities that are asserted against it. Based on the information provided, Aerojet Rocketdyne declined to accept the liability and requested additional information from AMEC pertaining to the basis of the demand. On April 3, 2013, AMEC filed a complaint for breach of contract against Aerojet Rocketdyne in Sacramento County Superior Court, AMEC Construction Management, Inc. v. Aerojet-General Corporation, Case No. 342013001424718. AMEC contends it has incurred approximately $3.0 million in past legal fees and expenses. Aerojet Rocketdyne filed its answer to the complaint denying AMEC’s allegations as well as a cross-complaint against AMEC for breach of its obligations under the purchase agreement in addition to other claims for relief. Discovery is ongoing. The parties attended a mediation session on December 9, 2014 and negotiations are ongoing. Aerojet Rocketdyne filed a Motion for Summary Judgment which is scheduled for hearing on August 20, 2015. Trial date is scheduled to commence on October 19, 2015. As of May 31, 2015, the Company has accrued $0.2 million related to this matter. None of the expenditures related to this matter are recoverable from the U.S. government.
Inflective, Inc. (“Inflective”) Litigation
On December 18, 2014, Inflective filed a complaint against Aerojet Rocketdyne and Kathleen E. Redd, individually, in the Superior Court of the State of California, Sacramento County, Inflective, Inc. v Aerojet Rocketdyne, Inc., Kathleen E. Redd, et al, Case No. T4358. Inflective asserts in the complaint causes for breach of contract, breach of implied contract, false promise, inducing breach of contract, intentional interference with contractual relations, negligent interference with prospective economic relations, and intentional interference with prospective economic relations and is seeking damages in excess of $3.0 million, punitive damages, interest and attorney’s costs. The complaint arises out of the Company’s implementation of ProjectOne, a company-wide enterprise resource planning (“ERP”) system, for which Inflective had been a consultant to the Company. The Company believes the allegations are without merit and intends to contest this matter vigorously. On February 6, 2015, Aerojet Rocketdyne and Ms. Redd filed a demurrer to the complaint seeking to have the complaint dismissed for failure to allege facts sufficient to support the causes of action therein. On June 9, 2015, the Court sustained the demurrer in part and overruled the demurrer in part, with leave to amend.  On June 18, 2015, Inflective filed an amended complaint in which it reiterated all the causes of action dismissed by the Court.  On June 30, 2015, Aerojet Rocketdyne and Ms. Redd filed a demurrer and motion to strike seeking to have (a) all claims and references to a purported “finder’s fee” stricken from the case and (b) the causes of action against Ms. Redd for intentional and negligent interference with prospective business relations dismissed with prejudice.  The hearing for the demurrer and motion is scheduled for September 30, 2015. The Company has not recorded any liability for this matter as of May 31, 2015.
Socorro
On May 12, 2015, a complaint for personal injuries, loss of consortium and punitive damages was filed by James Chavez, Andrew Baca, and their respective spouses, against Aerojet Rocketdyne and the Board of Regents of New Mexico Tech in the Seventh Judicial District, County of Socorro, New Mexico, James Chavez, et al., vs. Aerojet Rocketdyne, Inc., et al., Case No. D725CV201500047. Messrs. Chavez and Baca were employees of Aerotek, a contractor to Aerojet Rocketdyne, who were injured when excess energetic materials being managed by the Energetic Materials Research and Testing Center, a research division of New Mexico Tech, ignited in an unplanned manner. The complaint alleges causes of action based on negligence and negligence per se, strict liability, and willful, reckless and wanton conduct against Aerojet Rocketdyne, and seeks unspecified compensatory and punitive damages. The Company will defend this action vigorously. The Company has alerted its insurance carriers of this action. No liability for this matter has been recorded by the Company as of May 31, 2015.
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
As of May 31, 2015, the aggregate range of these anticipated environmental costs was $161.5 million to $276.3 million and the accrued amount was $161.5 million. See Note 7(c) for a summary of the environmental reserve activity. Of these accrued liabilities, approximately 97% relates to the Company’s U.S. government contracting business and a portion of this liability is recoverable. The significant environmental sites are discussed below. The balance of the accrued liabilities, which are not recoverable from the U.S. government, relate to other sites for which the Company’s obligations are probable and estimable.
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
As of May 31, 2015, the estimated range of anticipated costs discussed above for the Sacramento, California site was $133.2 million to $215.8 million and the accrued amount was $133.2 million included as a component of the Company’s environmental reserves. Expenditures associated with this matter are partially recoverable. See Note 7(c) below for further discussion on recoverability.
Baldwin Park Operable Unit (“BPOU”)
As a result of its former Azusa, California operations, in 1994 Aerojet Rocketdyne was named a PRP by the EPA in the area of the San Gabriel Valley Basin superfund site known as the BPOU. Between 1995 and 1997, the EPA issued Special Notice Letters to Aerojet Rocketdyne and eighteen other companies requesting that they implement a groundwater remedy. On June 30, 2000, the EPA issued a UAO ordering the PRPs to implement a remedy consistent with the 1994 record of decision. Aerojet Rocketdyne, along with seven other PRPs (the "Cooperating Respondents”) signed a Project Agreement in late March 2002 with the San Gabriel Basin Water Quality Authority, the Main San Gabriel Basin Watermaster, and five water companies. The Project Agreement, which has a term of fifteen years, became effective May 9, 2002 and will terminate in May 2017. It is uncertain as to what remedial actions will be required beyond May 2017. However, the Project Agreement stipulates that the parties agree to negotiate in good faith in an effort to reach agreement as to the terms and conditions of an extension of the term in the event that a Final Record of Decision anticipates, or any of the parties desire, the continued operation of all or a substantial portion of the project facilities. In November 2014, the EPA met with representatives from the Cooperating Respondents regarding the end of the Project Agreement and plans for discussions with the water entities. The EPA, the water entities that are parties to the Project Agreement and the Cooperating Respondents have begun settlement discussions regarding the expiration of the Project Agreement and the path forward. Pursuant to the Project Agreement, the Cooperating Respondents fund through an escrow account the capital, operational, maintenance, and administrative costs of certain treatment and water distribution facilities to be owned and operated by the water companies. There are also provisions in the Project Agreement for maintaining financial assurance.
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
On June 24, 2010, Aerojet Rocketdyne filed a complaint against Chubb Custom Insurance Company in Los Angeles County Superior Court, Aerojet-General Corporation v. Chubb Custom Insurance Company Case No. BC440284, seeking declaratory relief and damages regarding Chubb’s failure to pay certain project modification costs and failure to issue an endorsement to add other water sources that may require treatment as required under insurance policies issued to Aerojet Rocketdyne and the other Cooperating Respondents. Aerojet Rocketdyne agreed to dismiss the case without prejudice and a settlement was reached with Chubb, but required Fairchild’s agreement. Attempts to obtain Fairchild’s agreement included a motion before the Fairchild Bankruptcy Court by the Cooperating Respondents (including Aerojet Rocketdyne) seeking approval of the settlement with Chubb. That motion was denied without prejudice, and the Court directed the parties to mediation in an effort to resolve the claims between the Cooperating Respondents and Fairchild over responsibility for the remediation costs previously paid by Fairchild and the Cooperating Respondents (involved in the Fairchild Litigation) and approval by Fairchild of the Chubb settlement. Following a mediation and negotiations over language, settlement agreements were reached (1) as between The Fairchild Liquidating Trust, on the one hand, and the Cooperating Respondents (including Reichhold), on the other hand, resolving the Fairchild Litigation and (2) as between Chubb, on the one hand, and the insureds under the Chubb Policy (including Reichhold and the other Cooperating Respondents ) and the Fairchild Liquidating Trust, on the other hand. The settlements provide for (1) payment by Chubb of $2 million, of which Fairchild would receive $0.3 million and the remainder would be payable to Aerojet Rocketdyne and the other Cooperating Respondents on the basis of their interim allocations; (2) the replacement of bankruptcy claims filed by individual Cooperating Respondents with a single allowed

General Unsecured Claim on behalf of all the Cooperating Respondents in the amount of $3.3 million; and (3) mutual dismissals with prejudice in the Fairchild Litigation. The settlements are effective. If Chubb does not fund the settlement by September 21, 2015 (and the settlement requires it to fund by July 23, 2015), Fairchild retains the right to terminate its settlement with the other Cooperating Respondents.
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
As of May 31, 2015, the estimated range of anticipated costs through the term of the Project Agreement for the BPOU site, which expires in 2017, was $15.5 million to $33.5 million and the accrued amount was $15.5 million included as a component of the Company’s environmental reserves. As of May 31, 2015, no reserve has been accrued for this matter for the period after expiration of the Project Agreement. The Company cannot yet estimate the future cost due to the uncertainty of project definition, participation and approval by numerous third parties and the regulatory agencies, and the length of a Project Agreement. When the Company is able to estimate such costs, which may result this fiscal year from the ongoing settlement discussions among the parties, a reserve for periods after the expiration of the Project Agreement will be established, which could potentially be for a period of up to 15 years. Expenditures associated with this matter are partially recoverable. See Note 7(c) below for further discussion on recoverability.
Toledo, Ohio Site
The Company previously manufactured products for the automotive industry at a Toledo, Ohio site, which was adjacent to the Ottawa River. This facility was divested in 1990 and the Company indemnified the buyer for claims and liabilities arising out of certain pre-divestiture environmental matters. In August 2007, the Company, along with numerous other companies, received from the United States Department of Interior Fish and Wildlife Service a notice of a Natural Resource Damage (“NRD”) Assessment Plan for the Ottawa River and Northern Maumee Bay. A group of PRPs, including the Company, was formed to respond to the NRD assessment and to pursue funding from the Great Lakes Legacy Act for primary restoration. In August 2013, the PRPs voted to accept the State and Federal Trustees’ proposal resolving the NRD Assessment and other claims. A Consent Decree must be negotiated and approved before the settlement becomes final. As of May 31, 2015, the estimated range of the Company’s share of anticipated costs for the NRD matter was zero to $0.2 million and the Company does not have a liability recorded. None of the expenditures related to this matter are recoverable from the U.S. government.
Wabash, Indiana Site
The Company owned and operated a former rubber processing plant in Wabash, Indiana from 1937 to 2004. Pursuant to a request from the Indiana Department of Environmental Management (“IDEM”), the Company conducted an initial site investigation of the soil and groundwater at the site and a report was submitted to IDEM. By letter of June 11, 2014, IDEM directed the Company to conduct additional investigation of the site, including a vapor intrusion investigation in areas in and around the site where trichloroethene levels in groundwater were found to exceed screening levels for vapor intrusion. Vapor mitigation systems were installed in one residence and one business where indoor air screening levels were exceeded and efforts are ongoing to install mitigation systems at a third location.  During investigation of potential vapor mitigation systems at the third location, a currently unoccupied residence, a previously unknown water well was discovered under the residence.  Closure of the well and ongoing dewatering of the basement may be necessary in addition to installation of a vapor mitigation system. The Company is conducting further investigations of the site in accordance with the IDEM request and approved work plan. The Company sent demands to other former owners/operators of the site to participate in the site work, but no party has agreed to participate as of yet. As of May 31, 2015, the estimated range of the Company's share of anticipated costs for the Wabash, Indiana site was $0.7 million to $1.1 million and the accrued amount was $0.7 million. None of the expenditures related to this matter are recoverable from the U.S. government.
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
A summary of the Company’s environmental reserve activity is shown below:

	Aerojet Rocketdyne- Sacramento	Aerojet Rocketdyne- BPOU	Other Aerojet Rocketdyne Sites	Total Aerojet Rocketdyne	Other	Total Environmental Reserve
	(In millions)
November 30, 2014	$130.4	$21.7	$8.1	$160.2	$5.8	$166.0
Additions	11.8	(0.7)	0.3	11.4	0.2	11.6
Expenditures	(9.0)	(5.5)	(1.1)	(15.6)	(0.5)	(16.1)
May 31, 2015	$133.2	$15.5	$7.3	$156.0	$5.5	$161.5
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

Pre-Close Environmental Costs	$20.0
Amount spent through May 31, 2015	(17.9)
Amount included as a component of reserves for environmental remediation costs in the unaudited condensed consolidated balance sheet as of May 31, 2015	(2.1)
Remaining Pre-Close Environmental Costs	$—
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

Pursuant to the Northrop Agreement, environmental expenditures to be reimbursed are subject to annual limitations and the total reimbursements are limited to a ceiling of $189.7 million. A summary of the Northrop Agreement activity is shown below (in millions):

Total reimbursable costs under the Northrop Agreement	$189.7
Amount reimbursed to the Company through May 31, 2015	(110.2)
Potential future cost reimbursements available	79.5
Less: Long-term receivable from Northrop included in the unaudited condensed consolidated balance sheet as of May 31, 2015	(69.7)
Less: Short-term receivable from Northrop included in the unaudited condensed consolidated balance sheet as of May 31, 2015	(6.0)
Less: Amounts recoverable from Northrop included in recoverable from the U.S. government and other third parties for environmental remediation costs in the unaudited condensed consolidated balance sheet as of May 31, 2015	(3.8)
Potential future recoverable amounts available under the Northrop Agreement	$—
The Company’s applicable cost estimates reached the cumulative limitation under the Northrop Agreement during the third quarter of fiscal 2010. The Company has expensed $33.4 million of environmental remediation provision adjustments above the cumulative limitation under the Northrop Agreement through May 31, 2015. Accordingly, subsequent to the third quarter of fiscal 2010, the Company has incurred a higher percentage of expense related to additions to the Sacramento site and BPOU site environmental reserve until, and if, an arrangement is reached with the U.S. government. While the Company is currently seeking an arrangement with the U.S. government to recover environmental expenditures in excess of the reimbursement ceiling identified in the Northrop Agreement, there can be no assurances that such a recovery will be obtained, or if not obtained, that such unreimbursed environmental expenditures will not have a materially adverse effect on the Company’s operating results, financial condition, and/or cash flows.
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

	Three months ended May 31,		Six months ended May 31,
	2015	2014	2015	2014
	(In millions)
Estimated recoverable amounts under U.S. government contracts	$4.5	$2.6	$7.9	$7.7
Expense to unaudited condensed consolidated statement of operations	2.1	0.5	3.7	2.6
Total environmental reserve adjustments	$6.6	$3.1	$11.6	$10.3
Note 8. Arrangements with Off-Balance Sheet Risk
As of May 31, 2015, arrangements with off-balance sheet risk consisted of:

•
$46.4 million in outstanding commercial letters of credit expiring through April 2016, the majority of which may be renewed, primarily to collateralize obligations for environmental remediation and insurance coverage.

•	$43.3 million in outstanding surety bonds to satisfy indemnification obligations for environmental remediation coverage.

•	Up to $120.0 million aggregate in guarantees by the Company of Aerojet Rocketdyne’s obligations to U.S. government agencies for environmental remediation activities.

•	$55.0 million related to the pending future acquisition of UTC’s 50% ownership interest of RD Amross. On June 14, 2015, the Company’s obligations to consummate the RDA Acquisition expired.

•	Guarantees, jointly and severally, by the Company’s material domestic subsidiaries of their obligations under the Senior Credit Facility and 7 1/8% Notes.
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
As part of the Company's on-going efforts to optimize business resources, during the fourth quarter of fiscal 2014, the Company determined a cost reduction plan (the “Restructuring Plan - Phase II”) was necessary which resulted in the accrual for the reduction of the Company's overall headcount by approximately 90 employees and the closing of a facility. In connection with the Restructuring Plan - Phase II, the Company recorded a liability of $4.3 million in the fourth quarter of fiscal 2014, consisting of costs for severance, employee-related benefits and other associated expenses. Additionally, in the first quarter of fiscal 2015, the Company determined that the overall headcount should be reduced by approximately an additional 60 employees which resulted in the Company recording a liability of $4.1 million. In the second quarter of fiscal 2015, the Company recorded a reduction to the liability of $5.1 million for payments made under the cost reduction plan and changes to the expected headcount reduction. These costs are a component of the Company’s fiscal 2015 U.S. government forward pricing rates, and therefore, will be recovered through the pricing of the Company’s products and services to the U.S. government.
During the second quarter of fiscal 2015, the Company initiated a competitive improvement program (the “CIP”) comprised of activities and initiatives aimed at reducing costs in order for the Company to continue to compete successfully. The CIP is composed of three major components: (i) facilities optimization and footprint reduction; (ii) product affordability; and (iii) reduced administrative and overhead costs. Under the CIP, the Company expects an estimated 500 headcount reduction in its total employee population. The Company currently estimates that it will incur restructuring and related costs over the next four years totaling approximately $110 million. A summary of the Company's CIP reserve activity for the second quarter of fiscal 2015 is shown below:

	Severance	Retention	Total
	(In millions)
February 28, 2015	$—	$—	$—
Accrual established	10.7	0.5	11.2
May 31, 2015	$10.7	$0.5	$11.2
The costs associated with the CIP will be a component of the Company’s U.S. government forward pricing rates, and therefore, will be recovered through the pricing of the Company’s products and services to the U.S. government. In addition to the employee-related CIP obligations, the Company incurred non-cash accelerated depreciation expense of $0.1 million in the second quarter of fiscal 2015 associated with changes in the estimated useful life of long-lived assets impacted by the CIP.
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
Medical and Life Insurance Benefits
The Company provides medical and life insurance benefits to certain eligible retired employees, with varied coverage by employee group. Generally, employees hired after January 1, 1997 are not eligible for retiree medical and life insurance benefits. The medical benefit plan provides for cost sharing between the Company and its retirees in the form of retiree contributions, deductibles, and coinsurance. Medical and life insurance benefit obligations are unfunded. Medical and life insurance benefit cash payments for eligible retired employees are recoverable under the Company’s U.S. government contracts.
Components of retirement benefit expense (income) are:

	Pension Benefits		Postretirement Medical and Life Insurance Benefits
	Three months ended May 31,
	2015	2014	2015	2014
	(In millions)
Service cost	$2.7	$2.2	$—	$—
Interest cost on benefit obligation	15.9	16.7	0.5	0.7
Assumed return on plan assets	(22.1)	(23.2)	—	—
Amortization of prior service credits	—	—	(0.2)	(0.2)
Recognized net actuarial losses (gains)	20.9	13.5	(0.9)	(0.8)
Retirement benefit expense (income)	$17.4	$9.2	$(0.6)	$(0.3)

	Pension Benefits		Postretirement Medical and Life Insurance Benefits
	Six months ended May 31,
	2015	2014	2015	2014
	(In millions)
Service cost	$5.4	$4.4	$—	$—
Interest cost on benefit obligation	31.8	33.5	1.0	1.3
Assumed return on plan assets	(44.2)	(46.4)	—	—
Amortization of prior service credits	—	—	(0.5)	(0.4)
Recognized net actuarial losses (gains)	41.7	26.9	(1.8)	(1.5)
Retirement benefit expense (income)	$34.7	$18.4	$(1.3)	$(0.6)

Note 11. Discontinued Operations
On August 31, 2004, the Company completed the sale of its GDX Automotive business. On November 30, 2005, the Company completed the sale of the Fine Chemicals business. The remaining subsidiaries after the sale of GDX Automotive and the Fine Chemicals business are classified as discontinued operations.
Summarized financial information for discontinued operations is set forth below:

	Three months ended May 31,		Six months ended May 31,
	2015	2014	2015	2014
	(In millions)
Net sales	$—	$—	$—	$—
(Loss) income before income taxes (1)	—	(1.4)	0.3	(1.4)
Income tax provision	—	0.6	0.1	0.6
Net (loss) income from discontinued operations	—	(0.8)	0.2	(0.8)
_______
(1) Includes foreign currency transaction gains of $0.2 million in the first half of fiscal 2015.
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
Customers that represented more than 10% of net sales for the periods presented are as follows:

	Three months ended May 31,		Six months ended May 31,
	2015	2014	2015	2014
Lockheed Martin Corporation	26%	30%	27%	25%
United Launch Alliance	19%	25%	18%	26%
Raytheon Company	20%	18%	21%	18%
NASA	11%	11%	12%	13%
Sales to the U.S. government and its agencies, including sales to the Company’s significant customers discussed above, were as follows (dollars in millions):

	U.S. Government Sales	Percentage of Net Sales
Three months ended May 31, 2015	$396.1	87%
Three months ended May 31, 2014	386.5	96%
Six months ended May 31, 2015	692.1	89%
Six months ended May 31, 2014	698.1	95%
Selected financial information for each reportable segment is as follows:

	Three months ended May 31,		Six months ended May 31,
	2015	2014	2015	2014
	(In millions)
Net Sales:
Aerospace and Defense	$413.4	$402.9	$730.4	$733.5
Real Estate	43.5	1.6	45.1	3.1
Total Net Sales	$456.9	$404.5	$775.5	$736.6
Segment Performance:
Aerospace and Defense	$48.4	$22.5	$78.7	$55.5
Environmental remediation provision adjustments	(1.9)	(0.3)	(3.3)	(1.9)
Retirement benefit plan expense	(12.4)	(6.1)	(24.8)	(12.2)
Unusual items	—	(0.1)	0.7	(0.1)
Aerospace and Defense Total	34.1	16.0	51.3	41.3
Real Estate	31.6	0.9	32.5	1.8
Total Segment Performance	$65.7	$16.9	$83.8	$43.1
Reconciliation of segment performance to income (loss) from continuing operations before income taxes:
Segment performance	$65.7	$16.9	$83.8	$43.1
Interest expense	(13.2)	(12.6)	(26.6)	(25.0)
Interest income	—	—	0.1	—
Stock-based compensation expense	(2.0)	(1.6)	(7.3)	(3.0)
Corporate retirement benefit plan expense	(4.4)	(2.8)	(8.6)	(5.6)
Corporate and other expense, net	(5.9)	(4.5)	(11.7)	(9.7)
Unusual items	(0.5)	(46.1)	(0.7)	(51.0)
Income (loss) from continuing operations before income taxes	$39.7	$(50.7)	$29.0	$(51.2)
Note 13. Unusual Items
Total unusual items expense, a component of other expense, net in the unaudited condensed consolidated statements of operations, for the second quarter and first half of fiscal 2015 and 2014 was as follows:

	Three months ended May 31,		Six months ended May 31,
	2015	2014	2015	2014
	(In millions)
Unusual items
Legal related matters	$—	$0.1	$(0.7)	$0.1
Loss on debt repurchased	0.5	45.9	0.7	50.8
Loss on bank amendment	—	0.2	—	0.2
	$0.5	$46.2	$—	$51.1
 First half of fiscal 2015 Activity:
The Company recorded $0.7 million for realized gains net of interest expense associated with the failure to register with the SEC the issuance of certain of the Company’s common shares under the defined contribution 401(k) employee benefit plan.
The Company retired $26.0 million principal amount of its delayed draw term loan resulting in $0.7 million of losses associated with the write-off of deferred financing fees.
First half of fiscal 2014 Activity:
The Company recorded $0.1 million for realized losses and interest expense associated with the failure to register with the SEC the issuance of certain of the Company’s common shares under the defined contribution 401(k) employee benefit plan.
A summary of the Company’s loss on the 4 1/16% Debentures repurchased during the second quarter and first half of fiscal 2014 is as follows:

	Three months ended May 31,	Six months ended May 31,
	2014	2014
	(In millions)
Principal amount repurchased	$45.7	$50.2
Cash repurchase price	(91.4)	(100.8)
Write-off of deferred financing costs	(0.2)	(0.2)
Loss on 4 1/16% Debentures repurchased	$(45.9)	$(50.8)
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

	Fiscal 2014
	Previously Reported	Revised	Previously Reported	Revised	Previously Reported	Revised
	First Quarter	First Quarter	Second Quarter	Second Quarter	Third Quarter	Third Quarter
	(In millions, except per share amounts)
Statement of Operations (1):
Net sales	$329.7	$332.1	$403.1	$404.5	$419.5	$421.2
Cost of sales (exclusive of items shown separately on Statement of Operations)	286.0	288.5	367.0	369.4	374.2	376.5
Selling, general and administrative	9.2	9.2	9.2	9.2	9.7	9.7
Depreciation and amortization	14.8	14.9	15.4	15.7	15.7	15.8
Other expense, net	7.4	7.6	48.5	48.3	16.3	16.3
Operating income (loss)	12.3	11.9	(37.0)	(38.1)	3.6	2.9
Total non-operating expenses, net	12.4	12.4	12.6	12.6	14.0	14.0
Loss from continuing operations before income taxes	(0.1)	(0.5)	(49.6)	(50.7)	(10.4)	(11.1)
Loss from continuing operations	(2.1)	(2.3)	(49.4)	(50.1)	(9.7)	(10.1)
(Loss) income from discontinued operations, net of income taxes	—	—	(0.8)	(0.8)	0.2	0.2
Net loss	(2.1)	(2.3)	(50.2)	(50.9)	(9.5)	(9.9)
Basic and diluted loss per share:
Loss per share from continuing operations	(0.03)	(0.04)	(0.86)	(0.87)	(0.17)	(0.18)
Loss per share from discontinued operations, net of income taxes	—	—	(0.01)	(0.01)	—	—
Net loss per share	$(0.03)	$(0.04)	$(0.87)	$(0.88)	$(0.17)	$(0.18)
_____
(1) The revised year-to-date amounts can be derived from the reporting periods presented above.

	Previously Reported	Revised	Previously Reported	Revised
	Six months ended May 31, 2014	Six months ended May 31, 2014	Nine months ended August 31, 2014	Nine months ended August 31, 2014
	(In millions)
Statement of Cash Flows (1)
Net loss	$(52.3)	$(53.2)	$(61.8)	$(63.1)
Adjustments to reconcile net loss to net cash provided by operating activities:
Loss from discontinued operations, net of income taxes	0.8	0.8	0.6	0.6
Depreciation and amortization	30.2	30.6	45.9	46.4
Amortization of debt discount and financing costs	1.8	1.8	2.7	2.7
Stock-based compensation	3.0	3.0	4.5	4.5
Retirement benefit expense	17.8	17.8	26.7	26.7
Loss on debt repurchased	50.8	50.8	60.6	60.6
Loss on bank amendment	0.2	0.2	0.2	0.2
Loss on disposal of long-lived assets	—	—	2.5	2.5
Tax benefit on stock-based awards	(1.3)	(1.3)	(1.5)	(1.5)
Changes in assets and liabilities:
Accounts receivable	22.1	21.5	(0.8)	(0.8)
Inventories	(26.8)	(25.1)	(27.2)	(25.5)
Other current assets, net	3.7	3.7	(3.5)	(3.5)
Income tax receivable	3.8	3.2	1.4	0.5
Real estate held for entitlement and leasing	(3.6)	(3.6)	(7.7)	(7.7)
Receivable from Northrop	(1.2)	(1.2)	(2.0)	(2.0)
Recoverable from the U.S. government and other third parties for environmental remediation costs	6.6	6.6	5.4	5.4
Other noncurrent assets	(15.6)	(15.6)	(24.0)	(24.0)
Accounts payable	(28.0)	(28.0)	(7.1)	(7.1)
Postretirement medical and life benefits	(3.2)	(3.2)	(4.2)	(4.2)
Advance payments on contracts	6.1	6.1	18.0	18.0
Other current liabilities	(27.7)	(27.7)	10.9	10.9
Deferred income taxes	(3.6)	(3.6)	(6.1)	(6.1)
Reserves for environmental remediation costs	(7.6)	(7.6)	(2.7)	(2.7)
Other noncurrent liabilities	1.8	1.8	3.4	3.4
Net cash (used in) provided by continuing operations	(22.2)	(22.2)	34.2	34.2
Net cash used in discontinued operations	(0.1)	(0.1)	(0.1)	(0.1)
Net Cash (Used in) Provided by Operating Activities	$(22.3)	$(22.3)	$34.1	$34.1
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
The Company revised its unaudited condensed consolidating statement of cash flows for six months ended May 31, 2014 to correct for the misclassification of intercompany transactions between the Parent and the Guarantor Subsidiaries columns. The adjustments had no impact on the consolidated amounts previously reported.
The revision on the unaudited condensed consolidating statement of cash flows resulted in a decrease of $143.7 million to “net cash provided by operating activities” to the Parent column for the six months ended May 31, 2014, with a corresponding increase to “net cash provided by financing activities.” The Company also revised the Guarantor Subsidiaries column in the unaudited condensed consolidating statement of cash flows to increase “net cash provided by operating activities” by $143.7 million for the six months ended May 31, 2014, with a corresponding decrease to “net cash provided by financing activities.”
These revisions, which the Company determined are not material to any period presented, had no impact on any financial statements or footnotes, except for the Parent and Guarantor Subsidiaries columns of the unaudited condensed consolidating statement of cash flows for the six months ended May 31, 2014.

Condensed Consolidating Statements of Operations and Comprehensive Income (Loss)
(Unaudited)

Three months ended May 31, 2015	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
	(In millions)
Net sales	$—	$442.2	$14.7	$—	$456.9
Cost of sales (exclusive of items shown separately below)	—	363.9	8.8	(0.2)	372.5
Selling, general and administrative	5.4	6.7	0.5	—	12.6
Depreciation and amortization	—	15.9	0.2	—	16.1
Interest expense	12.7	0.5	—	—	13.2
Other, net	6.4	(3.2)	(0.6)	0.2	2.8
(Loss) income from continuing operations before income taxes	(24.5)	58.4	5.8	—	39.7
Income tax (benefit) provision	(6.8)	24.5	3.6	—	21.3
(Loss) income before equity income of subsidiaries	(17.7)	33.9	2.2	—	18.4
Equity income of subsidiaries	36.1	—	—	(36.1)	—
Net income	$18.4	$33.9	$2.2	$(36.1)	$18.4
Comprehensive income	$30.6	$43.0	$2.2	$(45.2)	$30.6

Three months ended May 31, 2014	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
	(In millions)
Net sales	$—	$397.7	$6.8	$—	$404.5
Cost of sales (exclusive of items shown separately below)	—	362.3	7.2	(0.1)	369.4
Selling, general and administrative	3.4	5.5	0.3	—	9.2
Depreciation and amortization	0.1	15.3	0.3	—	15.7
Interest expense	11.9	0.7	—	—	12.6
Other, net	44.6	4.0	(0.4)	0.1	48.3
(Loss) income from continuing operations before income taxes	(60.0)	9.9	(0.6)	—	(50.7)
Income tax (benefit) provision	(5.0)	4.7	(0.3)	—	(0.6)
(Loss) income from continuing operations	(55.0)	5.2	(0.3)	—	(50.1)
Loss from discontinued operations	(0.8)	—	—	—	(0.8)
(Loss) income before equity income of subsidiaries	(55.8)	5.2	(0.3)	—	(50.9)
Equity income of subsidiaries	4.9	—	—	(4.9)	—
Net (loss) income	$(50.9)	$5.2	$(0.3)	$(4.9)	$(50.9)
Comprehensive (loss) income	$(43.2)	$10.4	$(0.3)	$(10.1)	$(43.2)

Six months ended May 31, 2015	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
	(In millions)
Net sales	$—	$755.5	$20.0	$—	$775.5
Cost of sales (exclusive of items shown separately below)	—	643.0	12.6	(0.3)	655.3
Selling, general and administrative	14.6	12.5	1.0	—	28.1
Depreciation and amortization	—	31.6	0.5	—	32.1
Interest expense	25.6	1.0	—	—	26.6
Other, net	8.4	(3.0)	(1.3)	0.3	4.4
(Loss) income from continuing operations before income taxes	(48.6)	70.4	7.2	—	29.0
Income tax (benefit) provision	(16.0)	26.9	3.8	—	14.7
(Loss) income from continuing operations	(32.6)	43.5	3.4	—	14.3
Income from discontinued operations	0.2	—	—	—	0.2
(Loss) income before equity income of subsidiaries	(32.4)	43.5	3.4	—	14.5
Equity income of subsidiaries	46.9			(46.9)	—
Net income	$14.5	$43.5	$3.4	$(46.9)	$14.5
Comprehensive income	$38.9	$61.7	$3.4	$(65.1)	$38.9

Six months ended May 31, 2014	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
	(In millions)
Net sales	$—	$723.2	$13.4	$—	$736.6
Cost of sales (exclusive of items shown separately below)	—	645.3	12.9	(0.3)	657.9
Selling, general and administrative	5.6	12.0	0.8	—	18.4
Depreciation and amortization	0.1	30.0	0.5	—	30.6
Interest expense	23.6	1.4	—	—	25.0
Other, net	49.5	7.2	(1.1)	0.3	55.9
(Loss) income from continuing operations before income taxes	(78.8)	27.3	0.3	—	(51.2)
Income tax (benefit) provision	(9.8)	10.9	0.1	—	1.2
(Loss) income from continuing operations	(69.0)	16.4	0.2	—	(52.4)
Loss from discontinued operations	(0.8)	—	—	—	(0.8)
(Loss) income before equity income of subsidiaries	(69.8)	16.4	0.2	—	(53.2)
Equity income of subsidiaries	16.6	—	—	(16.6)	—
Net (loss) income	$(53.2)	$16.4	$0.2	$(16.6)	$(53.2)
Comprehensive (loss) income	$(38.0)	$26.7	$0.2	$(26.9)	$(38.0)

Condensed Consolidating Balance Sheets
(Unaudited)

May 31, 2015	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
	(In millions)
Cash and cash equivalents	$255.8	$—	$0.7	$(3.0)	$253.5
Accounts receivable	—	169.8	3.9	—	173.7
Inventories	—	144.0	6.3	—	150.3
Recoverable from the U.S. government, Northrop, and other third parties for environmental remediation costs	0.1	29.6	—	—	29.7
Other current assets, net	20.7	40.4	1.2	(16.9)	45.4
Deferred income taxes	5.6	18.4	0.8	—	24.8
Total current assets	282.2	402.2	12.9	(19.9)	677.4
Property, plant and equipment, net	4.7	346.0	5.6	—	356.3
Recoverable from the U.S. government and other third parties for environmental remediation costs	0.7	76.1	—	—	76.8
Deferred income taxes	59.5	169.1	16.7	—	245.3
Goodwill	—	164.4	—	—	164.4
Intercompany receivable	—	115.7	32.6	(148.3)	—
Investments in subsidiaries	568.2	—	—	(568.2)	—
Other noncurrent assets and intangibles, net	26.8	294.0	57.1	—	377.9
Total assets	$942.1	$1,567.5	$124.9	$(736.4)	$1,898.1
Short-term borrowings and current portion of long-term debt	$5.0	$0.3	$—	$—	$5.3
Accounts payable	1.6	85.0	4.0	(3.0)	87.6
Reserves for environmental remediation costs	1.2	37.5	—	—	38.7
Other current liabilities and advance payments on contracts	32.6	373.8	6.3	(16.9)	395.8
Postretirement medical and life insurance benefits	5.0	1.4	—	—	6.4
Total current liabilities	45.4	498.0	10.3	(19.9)	533.8
Long-term debt	712.4	0.2	—	—	712.6
Reserves for environmental remediation costs	4.3	118.5	—	—	122.8
Pension benefits	69.7	405.7	—	—	475.4
Intercompany payable	148.3	—	—	(148.3)	—
Postretirement medical and life insurance benefits	36.3	13.8	—	—	50.1
Other noncurrent liabilities	21.3	66.0	11.7	—	99.0
Total liabilities	1,037.7	1,102.2	22.0	(168.2)	1,993.7
Commitments and contingencies (Note 7)
Redeemable common stock	0.1	—	—	—	0.1
Total stockholders’ (deficit) equity	(95.7)	465.3	102.9	(568.2)	(95.7)
Total liabilities, redeemable common stock, and stockholders’ (deficit) equity	$942.1	$1,567.5	$124.9	$(736.4)	$1,898.1

November 30, 2014	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
	(In millions)
Cash and cash equivalents	$271.6	$—	$—	$(5.7)	$265.9
Accounts receivable	—	170.4	2.5	—	172.9
Inventories	—	133.6	5.4	—	139.0
Recoverable from the U.S. government, Northrop, and other third parties for environmental remediation costs	0.1	25.3	—	—	25.4
Other current assets, net	3.5	31.6	0.8	—	35.9
Income taxes	31.0	1.8	—	(30.7)	2.1
Deferred income taxes	5.6	18.8	0.9	—	25.3
Total current assets	311.8	381.5	9.6	(36.4)	666.5
Property, plant and equipment, net	4.7	356.9	5.9	—	367.5
Recoverable from the U.S. government and other third parties for environmental remediation costs	0.7	80.5	—	—	81.2
Deferred income taxes	57.7	183.4	17.9	—	259.0
Goodwill	—	164.4	—	—	164.4
Intercompany receivable	—	97.7	29.2	(126.9)	—
Investments in subsidiaries	503.0	—	—	(503.0)	—
Other noncurrent assets and intangibles, net	28.1	298.9	56.0	—	383.0
Total assets	$906.0	$1,563.3	$118.6	$(666.3)	$1,921.6
Short-term borrowings and current portion of long-term debt	$5.0	$0.3	$—	$—	$5.3
Accounts payable	1.5	103.1	4.6	(5.7)	103.5
Reserves for environmental remediation costs	1.0	30.9	—	—	31.9
Other current liabilities and advance payments on contracts	31.5	415.9	3.5	(30.7)	420.2
Postretirement medical and life insurance benefits	5.0	1.4	—	—	6.4
Total current liabilities	44.0	551.6	8.1	(36.4)	567.3
Long-term debt	776.6	0.3	—	—	776.9
Reserves for environmental remediation costs	4.8	129.3	—	—	134.1
Pension benefits	67.0	415.8	—	—	482.8
Intercompany payable	126.9	—	—	(126.9)	—
Postretirement medical and life insurance benefits	37.7	14.0	—	—	51.7
Other noncurrent liabilities	19.9	48.2	11.6	—	79.7
Total liabilities	1,076.9	1,159.2	19.7	(163.3)	2,092.5
Commitments and contingencies (Note 7)
Redeemable common stock	1.6	—	—	—	1.6
Total stockholders’ (deficit) equity	(172.5)	404.1	98.9	(503.0)	(172.5)
Total liabilities, redeemable common stock, and stockholders’ (deficit) equity	$906.0	$1,563.3	$118.6	$(666.3)	$1,921.6

Condensed Consolidating Statements of Cash Flows
(Unaudited)

Six months ended May 31, 2015	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
	(In millions)
Net cash (used in) provided by operating activities	$(5.9)	$27.4	$4.2	$2.7	$28.4
Cash flows from investing activities:
Capital expenditures	—	(9.3)	(0.1)	—	(9.4)
Net cash used in investing activities	—	(9.3)	(0.1)	—	(9.4)
Cash flows from financing activities:
Debt repayments / repurchases	(28.4)	(0.1)	—	—	(28.5)
Net transfers from (to) parent	21.4	(18.0)	(3.4)	—	—
Other financing activities	(2.9)	—	—	—	(2.9)
Net cash used in financing activities	(9.9)	(18.1)	(3.4)	—	(31.4)
Net (decrease) increase in cash and cash equivalents	(15.8)	—	0.7	2.7	(12.4)
Cash and cash equivalents at beginning of year	271.6	—	—	(5.7)	265.9
Cash and cash equivalents at end of period	$255.8	$—	$0.7	$(3.0)	$253.5

Six months ended May 31, 2014	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
	(In millions)
Net cash used in operating activities	$(12.5)	$(4.7)	$(0.5)	$(4.6)	$(22.3)
Cash flows from investing activities:
Capital expenditures	(0.1)	(18.0)	(0.4)	—	(18.5)
Net cash used in investing activities	(0.1)	(18.0)	(0.4)	—	(18.5)
Cash flows from financing activities:
Debt repayments / repurchases	(145.8)	—	—	—	(145.8)
Proceeds from issuance of debt	179.0	—	—	—	179.0
Debt issuance costs	(4.1)	—	—	—	(4.1)
Net transfers (to) from parent	(19.0)	17.8	1.2	—	—
Other financing activities	(65.2)	—	—	—	(65.2)
Net cash (used in) provided by financing activities	(55.1)	17.8	1.2	—	(36.1)
Net (decrease) increase in cash and cash equivalents	(67.7)	(4.9)	0.3	(4.6)	(76.9)
Cash and cash equivalents at beginning of year	192.7	4.9	—	—	197.6
Cash and cash equivalents at end of period	$125.0	$—	$0.3	$(4.6)	$120.7

Note 16. Subsequent Events
In June 2015, the Company retired $25.0 million principal amount of its delayed draw term loan.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Unless otherwise indicated or required by the context, as used in this Quarterly Report on Form 10-Q, the terms “the Company,” “we,” “our” and “us” refer to Aerojet Rocketdyne Holdings, Inc. and all of its subsidiaries that are consolidated in conformity with accounting principles generally accepted in the United States of America (“GAAP”).
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
Real Estate — includes the activities of our wholly-owned subsidiary Easton Development Company, LLC (“Easton”) related to the re-zoning, entitlement, sale, and leasing of our excess real estate assets. We own approximately 11,300 acres of land adjacent to U.S. Highway 50 between Rancho Cordova and Folsom, California east of Sacramento (“Sacramento Land”). We are currently in the process of seeking zoning changes and other governmental approvals on a portion of the Sacramento Land to optimize its value. In addition, we are currently in the process of completing certain infrastructure improvements to the Sacramento Land to reduce the time a developer would have to hold the Sacramento Land before development could start.
A summary of the significant financial highlights for the second quarter of fiscal 2015 which management uses to evaluate our operating performance and financial condition is presented below.

•
Net sales for the second quarter of fiscal 2015 totaled $456.9 million compared to $404.5 million for the second quarter of fiscal 2014. Sales for the second quarter of fiscal 2015 included $42.0 million related to the sale of 550 acres of land.

•
Net income for the second quarter of fiscal 2015 was $18.4 million, or $0.26 diluted income per share, compared to a net loss of $(50.9) million, or $(0.88) loss per share, for the second quarter of fiscal 2014. Net income for the second quarter of fiscal 2015 included an after-tax gain of $17.9 million related to the sale of 550 acres of land.

•
Adjusted EBITDAP (Non-GAAP measure*) for the second quarter of fiscal 2015 was $86.3 million, or 18.9% of net sales, compared to $32.7 million, or 8.1% of net sales, for the second quarter of fiscal 2014.

•
Segment performance (Non-GAAP measure*) before environmental remediation provision adjustments, retirement benefit plan expense, and unusual items was $80.0 million for the second quarter of fiscal 2015, compared to $23.4 million for the second quarter of fiscal 2014.

•
Cash provided by operating activities in the second quarter of fiscal 2015 totaled $64.0 million, compared to $3.0 million in the second quarter of fiscal 2014. Cash provided by operating activities in the second quarter of fiscal 2015 included $40.0 million of proceeds related to the sale of 550 acres of land.

•	Free cash flow (Non-GAAP measure*) in the second quarter of fiscal 2015 totaled $58.9 million, compared to $(6.2) million in the second quarter of fiscal 2014.

•	As of May 31, 2015, we had $2.3 billion of funded backlog compared to $2.2 billion as of November 30, 2014.

•	As of May 31, 2015, we had $464.4 million in net debt (Non-GAAP measure) compared to $516.3 million as of November 30, 2014.

_________
* We provide Non-GAAP measures as a supplement to financial results based on GAAP. A reconciliation of the Non-GAAP measures to the most directly comparable GAAP measures is presented later in the Management’s Discussion and Analysis under the heading “Operating Segment Information” and “Use of Non-GAAP Financial Measures.”
Our fiscal year ends on November 30 of each year. The fiscal year of our subsidiary, Aerojet Rocketdyne, ends on the last Saturday of November. During the first quarter of fiscal 2015, our business activities were constrained for two weeks as a result of the implementation of the Pratt & Whitney Rocketdyne division (the “Rocketdyne Business”) enterprise resource planning (“ERP”) system.
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
Customers that represented more than 10% of net sales for the periods presented are as follows:

	Three months ended May 31,		Six months ended May 31,
	2015	2014	2015	2014
Lockheed Martin Corporation	26%	30%	27%	25%
United Launch Alliance	19%	25%	18%	26%
Raytheon Company	20%	18%	21%	18%
NASA	11%	11%	12%	13%
Sales to the U.S. government and its agencies, including sales to our significant customers discussed above, were as follows (dollars in millions):

	U.S. Government Sales	Percentage of Net Sales
Three months ended May 31, 2015	$396.1	87%
Three months ended May 31, 2014	386.5	96%
Six months ended May 31, 2015	692.1	89%
Six months ended May 31, 2014	698.1	95%
The Standard Missile program, which is comprised of several contracts and is included in U.S. government sales, represented 15% and 12% of net sales for the second quarter of fiscal 2015 and 2014, respectively. The Standard Missile program represented 14% and 12% of net sales for the first half of fiscal 2015 and 2014, respectively. In addition, the Terminal High Altitude Area Defense (“THAAD”) program, which is comprised of several contracts and is included in U.S. government sales, represented 12% of net sales for both the second quarter of fiscal 2015 and 2014. In addition, the THAAD program represented 13% and 10% of net sales for the first half of fiscal 2015 and 2014, respectively.
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
The budget cap for defense spending for GFY 2016 is $498 billion, while the President’s Budget Request for GFY 2016 base defense spending is $534 billion. Earlier this year, Congress passed the Concurrent Budget Resolution for GFY 2016, which sets overall spending levels for government agencies, including defense.  While the budget agreement did not directly raise the BCA cap restriction on DoD’s base budget, it did allow for an additional $38.3 billion in overseas contingency operations funding.  Whether or not the higher level of spending will remain throughout the appropriations process and ultimately become signed into law remains in question.
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
The NASA Authorization Act has again identified the Space Launch System ("SLS") program as one of its top priorities in the NASA GFY 2016 budget. The SLS program also has enjoyed wide, bipartisan support in both chambers of Congress. We maintain a strong relationship with NASA and our propulsion systems have been powering NASA launch vehicles and spacecraft since the inception of the U.S. space program. Our booster, upper stage and Orion vehicle propulsion systems are currently baselined on the new SLS vehicle and both upper stage and booster engines are in development for future SLS variants. Due to the retirement of the space shuttle fleet, U.S. astronauts are now dependent on Russian Soyuz flights for access to and from the International Space Station ("ISS") for the better part of this decade. NASA has been working to re-establish U.S. manned space capability as soon as possible through development of a new “space taxi” to ferry astronauts and cargo to the ISS. In 2014, Boeing was selected by NASA to develop one of two vehicles to be used for this purpose. As Boeing’s teammate, Aerojet Rocketdyne will be providing the propulsion system for this new vehicle, thereby supplementing its work for NASA on the SLS designed for manned deep space exploration. In both instances, we have significant propulsion content and we look forward to supporting these generational programs for NASA.
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
Competitive Improvement Program
In March 2015, we initiated the CIP comprised of activities and initiatives aimed at reducing costs in order for us to continue to compete successfully. The company-wide initiative is being undertaken after a comprehensive assessment of our product portfolio to underpin Aerojet Rocketdyne’s technological and competitive leadership in our markets through continued research and development. The CIP is composed of three major components: (i) facilities optimization and footprint reduction; (ii) product affordability; and (iii) reduced administrative and overhead costs. Under the CIP, we expect an estimated 500 headcount reduction in our total employee population. We currently estimate that we will incur restructuring and related costs over the next four years totaling approximately $110 million. When fully implemented, we anticipate that the CIP will result in annual cost savings of approximately $145 million beginning in fiscal 2019. As a result of this effort, we will be better positioned to deliver our innovative, high quality and reliable products at a lower cost to our customers. The CIP costs will consist primarily of severance and other employee related costs totaling approximately $43 million, operating facility costs totaling approximately $27 million, and $40 million for other costs relating to product re-qualification, knowledge transfer and other CIP implementation costs. A summary of our CIP reserve activity for the second quarter of fiscal 2015 is shown below:

	Severance	Retention	Total
	(In millions)
February 28, 2015	$—	$—	$—
Accrual established	10.7	0.5	11.2
May 31, 2015	$10.7	$0.5	$11.2
The costs associated with the CIP will be a component of our U.S. government forward pricing rates, and therefore, will be recovered through the pricing of our products and services to the U.S. government. In addition to the employee-related CIP obligations, we incurred non-cash accelerated depreciation expense of $0.1 million in the second quarter of fiscal 2015 associated with changes in the estimated useful life of long-lived assets impacted by the CIP.
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
A summary of our recoverable amounts, environmental reserves, and estimated range of liability as of May 31, 2015 is presented below:

	Recoverable Amounts	Environmental Reserves	Estimated Range of Liability
	(In millions)
Sacramento	$82.9	$133.2	$133.2 -215.8
Baldwin Park Operable Unit	9.7	15.5	15.5 -33.5
Other Aerojet Rocketdyne sites	7.1	7.3	7.3 - 19.2
Other sites	0.8	5.5	5.5 - 7.8
Total	$100.5	$161.5	$161.5 - 276.3
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
Capital Structure
We have a substantial amount of debt for which we are required to make interest and principal payments. Interest on long-term financing is not a recoverable cost under our U.S. government contracts. As of May 31, 2015, we had $717.9 million of debt principal outstanding. The fair value of the debt outstanding at May 31, 2015 was $879.0 million.
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
Rocketdyne Business ERP Implementation
We implemented our ERP system for our Rocketdyne Business on January 1, 2015.

Results of Operations
Net Sales:

	Three months ended May 31,			Six months ended May 31,
	2015	2014	Change*	2015	2014	Change**
	(In millions)
Net sales:	$456.9	$404.5	$52.4	$775.5	$736.6	$38.9

* Primary reason for change. The increase in net sales was primarily due to the following: (i) sale of approximately 550 acres of our Sacramento Land for $42.0 million; (ii) an increase of $20.2 million in the various Standard Missile contracts primarily from increased deliveries as a result of transitioning the Standard Missile-3 Block IB contract from low-rate initial production to full-rate production; and (iii) an increase of $17.2 million on the RS-25 program which is currently in the middle of a large development and integration effort in support of the SLS development schedule. The increase in net sales was partially offset by (i) a decrease of $14.3 million in the RL-10 and RS-68 programs as a result of the timing of deliveries on these multi-year contracts and (ii) a decrease of $16.3 million on the J-2X program due to the successful completion of current J-2X development requirements. See net sales information below:

	Three months ended May 31,
	2015	2014	Change
	(In millions)
Net sales:
Standard Missile	$69.9	$49.7	$20.2
THAAD	53.5	48.7	4.8
RS-25	44.3	27.1	17.2
RL-10	28.5	32.8	(4.3)
RS-68	27.1	37.1	(10.0)
Orion	17.0	9.3	7.7
J-2X	1.0	17.3	(16.3)
All other Aerospace and Defense programs	172.1	180.9	(8.8)
Real estate	43.5	1.6	41.9
	$456.9	$404.5	$52.4
** Primary reason for change. The increase in net sales was primarily due to the following: (i) sale of approximately 550 acres of our Sacramento Land for $42.0 million; (ii) an increase of $32.1 million on the RS-25 program which is currently in the middle of a large development and integration effort in support of the SLS development schedule; (iii) increased development work on the Orion program which generated $20.0 million in additional net sales; (iv) increased deliveries on the THAAD program which generated $21.5 million in additional net sales; and (v) an increase of $19.7 million in the various Standard Missile contracts primarily from increased deliveries as a result of transitioning the Standard Missile-3 Block IB contract from low-rate initial production to full-rate production. The increase in net sales was partially offset by (i) a decrease of $45.6 million in the RL-10 and RS-68 programs as a result of the timing of deliveries on these multi-year contracts and (ii) a decrease of $38.0 million on the J-2X program due to the successful completion of current J-2X development requirements. See net sales information below:

	Six months ended May 31,
	2015	2014	Change
	(In millions)
Net sales:
Standard Missile	$110.0	$90.3	$19.7
THAAD	97.0	75.5	21.5
RS-25	81.1	49.0	32.1
RS-68	51.4	72.5	(21.1)
RL-10	45.0	69.5	(24.5)
Orion	32.4	12.4	20.0
J-2X	3.3	41.3	(38.0)
All other Aerospace and Defense programs	310.2	323.0	(12.8)
Real estate	45.1	3.1	42.0
	$775.5	$736.6	$38.9

Cost of Sales (exclusive of items shown separately below):

	Three months ended May 31,			Six months ended May 31,
	2015	2014	Change*	2015	2014	Change**
	(In millions, except percentage amounts)
Cost of sales:	$372.5	$369.4	$3.1	$655.3	$657.9	$(2.6)
Percentage of net sales	81.5%	91.3%		84.5%	89.3%
Percentage of net sales excluding retirement benefit expense and step-up in fair value of inventory	78.8%	89.6%		81.3%	87.4%
Components of cost of sales:
Cost of sales excluding retirement benefit expense and step-up in fair value of inventory	$360.0	$362.4	$(2.4)	$630.3	$643.8	$(13.5)
Cost of sales associated with the Acquisition step-up in fair value of inventory not allocable to our U.S. government contracts	0.1	0.9	(0.8)	0.2	1.9	(1.7)
Retirement benefit expense	12.4	6.1	6.3	24.8	12.2	12.6
Cost of sales	$372.5	$369.4	$3.1	$655.3	$657.9	$(2.6)

* Primary reason for change. The decrease in cost of sales as a percentage of net sales excluding retirement benefit expense and the step-up in fair value of inventory is primarily due to the gross profit of $30.6 million, 6.7% of net sales, on the sale of approximately 550 acres of Sacramento Land. In addition, the second quarter of fiscal 2014 included $13.7 million, 3.4% of net sales, of losses on the Antares AJ-26 program associated with the previously reported engine test failures and inspection costs.
** Primary reason for change. The decrease in cost of sales as a percentage of net sales excluding retirement benefit expense and the step-up in fair value of inventory is primarily due to the gross profit of $30.6 million, 3.9% of net sales, on the sale of approximately 550 acres of Sacramento Land. In addition, the first half of fiscal 2014 included $13.9 million, 1.9% of net sales, of losses on the Antares AJ-26 program associated with the previously reported engine test failures and inspection costs.
Selling, General and Administrative (“SG&A”):

	Three months ended May 31,			Six months ended May 31,
	2015	2014	Change*	2015	2014	Change**
	(In millions, except percentage amounts)
SG&A:	$12.6	$9.2	$3.4	$28.1	$18.4	$9.7
Percentage of net sales	2.8%	2.3%		3.6%	2.5%
Components of SG&A:
SG&A excluding retirement benefit expense and stock-based compensation	$6.2	$4.8	$1.4	$12.2	$9.8	$2.4
Stock-based compensation	2.0	1.6	0.4	7.3	3.0	4.3
Retirement benefit expense	4.4	2.8	1.6	8.6	5.6	3.0
SG&A	$12.6	$9.2	$3.4	$28.1	$18.4	$9.7
 * Primary reason for change. The increase in SG&A expense was primarily driven by (i) an increase of $1.6 million in non-cash retirement benefit plan expense (see discussion of “Retirement Benefit Plans” below) and (ii) an increase in consulting and legal expenses associated with various corporate activities.
 * Primary reason for change. The increase in SG&A expense was primarily driven by: (i) an increase of $4.3 million in stock-based compensation primarily as a result of increases in the fair value of the stock appreciation rights; (ii) an increase of $3.0 million in non-cash retirement benefit plan expense (see discussion of “Retirement Benefit Plans” below); and (iii) an increase in consulting and legal expenses associated with various corporate activities.
Depreciation and Amortization:

	Three months ended May 31,			Six months ended May 31,
	2015	2014	Change*	2015	2014	Change*
	(In millions)
Depreciation and amortization:	$16.1	$15.7	$0.4	$32.1	$30.6	$1.5
Components of depreciation and amortization:
Depreciation	$12.8	$12.4	$0.4	$25.4	$23.9	$1.5
Amortization	3.3	3.3	—	6.7	6.7	—
* Primary reason for change. The increase in depreciation and amortization was primarily due to the long-lived assets associated with the consolidation of the Rocketdyne facilities that were placed into service in August 2014.
Other Expense, net:

	Three months ended May 31,			Six months ended May 31,
	2015	2014	Change*	2015	2014	Change**
	(In millions)
Other expense, net:	$2.8	$48.3	$(45.5)	$4.5	$55.9	$(51.4)
 * Primary reason for change. The decrease in other expense, net was primarily due to a decrease of $45.7 million in unusual items charges. See discussion of unusual items below.
 ** Primary reason for change. The decrease in other expense, net was primarily due to a decrease of $51.1 million in unusual items charges. See discussion of unusual items below.
Total unusual items expense, a component of other expense, net in the unaudited condensed consolidated statements of operations, for the second quarter and first half of fiscal 2015 and 2014 was as follows:

	Three months ended May 31,		Six months ended May 31,
	2015	2014	2015	2014
	(In millions)
Unusual items
Legal related matters	$—	$0.1	$(0.7)	$0.1
Loss on debt repurchased	0.5	45.9	0.7	50.8
Loss on bank amendment	—	0.2	—	0.2
	$0.5	$46.2	$—	$51.1
First half of fiscal 2015 Activity:
We retired $26.0 million principal amount of our delayed draw term loan resulting in $0.7 million of losses associated with the write-off of deferred financing fees.
We recorded $0.7 million for realized gains net of interest expense associated with the failure to register with the SEC the issuance of certain of the Company’s common shares under the defined contribution 401(k) employee benefit plan.
First half of fiscal 2014 Activity:
A summary of the loss on the 4 1/16% Debentures repurchased during the second quarter and first half of fiscal 2014 is as follows:

	Three months ended May 31,	Six months ended May 31,
	2014	2014
	(In millions)
Principal amount repurchased	$45.7	$50.2
Cash repurchase price	(91.4)	(100.8)
Write-off of deferred financing costs	(0.2)	(0.2)
Loss on 4 1/16% Debentures repurchased	$(45.9)	$(50.8)

Interest Income:

	Three months ended May 31,			Six months ended May 31,
	2015	2014	Change*	2015	2014	Change*
	(In millions)
Interest income:	$—	$—	$—	$0.1	$—	$0.1
 * Primary reason for change. Interest income was essentially unchanged for the periods presented.
Interest Expense:

	Three months ended May 31,			Six months ended May 31,
	2015	2014	Change*	2015	2014	Change*
	(In millions)
Interest expense:	$13.2	$12.6	$0.6	$26.6	$25.0	$1.6
Components of interest expense:
Contractual interest and other	12.5	11.7	0.8	25.2	23.2	2.0
Amortization of deferred financing costs	0.7	0.9	(0.2)	1.4	1.8	(0.4)
Interest expense	$13.2	$12.6	$0.6	$26.6	$25.0	$1.6
* Primary reason for change. The increase in interest expense was primarily due to the issuance of $89.0 million under the subordinated delayed draw term loan facility in fiscal 2014 partially offset by the 4 1/16% Convertible Subordinated Debentures (“4 1/16% Debentures”) repurchased during fiscal 2014.
Income Tax Provision:
The income tax provision for the first half of fiscal 2015 and 2014 was as follows:

	Six months ended May 31,
	2015	2014
	(In millions)
Federal and state current income tax expense	$16.8	$4.2
Net deferred benefit	(0.6)	(4.1)
Research and development credits	(1.5)	1.1
Income tax provision	$14.7	$1.2
Cash paid for income taxes	$10.2	$1.7
In the first half of fiscal 2015, the income tax provision recorded differs from the expected tax that would be calculated by applying the federal statutory rate to our income before income taxes primarily due to the re-enactment of the federal research and development credit in December 2014 for calendar year 2014 which has been treated as a discrete event in the first half of fiscal 2015, as well as the impacts from state income taxes and certain expenditures which are permanently not deductible for tax purposes. In the first half of fiscal 2014, the income tax provision recorded differs from the expected tax that would be calculated by applying the federal statutory rate to our loss before income taxes due to the significant non-deductible premium on the 4 1/16% Debentures repurchased in the first half of fiscal 2014, which we have treated as a discrete event, as well as the impacts from state income taxes and certain expenditures which are permanently not deductible for tax purposes.
As of May 31, 2015, the total liability for uncertain income tax positions, including accrued interest and penalties, was $7.5 million. Due to the high degree of uncertainty regarding the timing of potential future cash flows associated with the respective liabilities, the Company is unable to make a reasonably reliable estimate of the amount and period in which these liabilities might be paid.
Discontinued Operations:
On August 31, 2004, we completed the sale of our GDX Automotive business. On November 30, 2005, we completed the sale of the Fine Chemicals business. Summarized financial information for discontinued operations is set forth below:

	Three months ended May 31,		Six months ended May 31,
	2015	2014	2015	2014
	(In millions)
Net sales	$—	$—	$—	$—
(Loss) income before income taxes (1)	—	(1.4)	0.3	(1.4)
Income tax provision	—	0.6	0.1	0.6
Net (loss) income from discontinued operations	—	(0.8)	0.2	(0.8)
_______
(1) Includes foreign currency transaction gains of $0.2 million in the first half of fiscal 2015.
Retirement Benefit Plans:
Components of retirement benefit expense are:

	Three months ended May 31,		Six months ended May 31,
	2015	2014	2015	2014
	(In millions)
Service cost	$2.7	$2.2	$5.4	$4.4
Interest cost on benefit obligation	16.4	17.4	32.8	34.8
Assumed return on plan assets	(22.1)	(23.2)	(44.2)	(46.4)
Amortization of prior service credits	(0.2)	(0.2)	(0.5)	(0.4)
Recognized net actuarial losses	20.0	12.7	39.9	25.4
Retirement benefit expense	$16.8	$8.9	$33.4	$17.8
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
Additionally, we sponsor a defined contribution 401(k) plan and participation in the plan is available to substantially all employees. The cost of the 401(k) plan was $14.4 million and $10.3 million, respectively, in the first half of fiscal 2015 and 2014. The cost is recoverable through our U.S. government contracts.
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

Aerospace and Defense Segment

	Three months ended May 31,			Six months ended May 31,
	2015	2014	Change*	2015	2014	Change**
	(In millions, except percentage amounts)
Net sales	$413.4	$402.9	$10.5	$730.4	$733.5	$(3.1)
Segment performance (Non-GAAP measure)	34.1	16.0	18.1	51.3	41.3	10.0
Segment margin (Non-GAAP measure)	8.2%	4.0%		7.0%	5.6%
Segment margin before environmental remediation provision adjustments, retirement benefit plan expense, Rocketdyne purchase accounting adjustments, and unusual items (Non-GAAP measure)	13.2%	7.3%		12.4%	9.4%
Components of segment performance:
Aerospace and Defense	$54.6	$29.4	$25.2	$90.5	$69.1	$21.4
Environmental remediation provision adjustments	(1.9)	(0.3)	(1.6)	(3.3)	(1.9)	(1.4)
Retirement benefit plan expense	(12.4)	(6.1)	(6.3)	(24.8)	(12.2)	(12.6)
Unusual items	—	(0.1)	0.1	0.7	(0.1)	0.8
Rocketdyne purchase accounting adjustments not allocable to our U.S. government contracts:
Amortization of the Rocketdyne Business’ intangible assets	(3.0)	(3.0)	—	(6.0)	(6.0)	—
Depreciation associated with the step-up in the fair value of the Rocketdyne Business’ tangible assets	(3.1)	(3.0)	(0.1)	(5.6)	(5.7)	0.1
Cost of sales associated with the step-up in the fair value of the Rocketdyne Business’ inventory	(0.1)	(0.9)	0.8	(0.2)	(1.9)	1.7
Aerospace and Defense total	$34.1	$16.0	$18.1	$51.3	$41.3	$10.0
 * Primary reason for change. The increase in net sales was primarily due to the following: (i) an increase of $20.2 million in the various Standard Missile contracts primarily from increased deliveries as a result of transitioning the Standard Missile-3 Block IB contract from low-rate initial production to full-rate production and (ii) an increase of $17.2 million on the RS-25 program which is currently in the middle of a large development and integration effort in support of the SLS development schedule. The increase in net sales was partially offset by (i) a decrease of $14.3 million in the RL-10 and RS-68 programs as a result of the timing of deliveries on these multi-year contracts and (ii) a decrease of $16.3 million on the J-2X program due to the successful completion of current J-2X development requirements. See net sales information below:

	Three months ended May 31,
	2015	2014	Change
	(In millions)
Net sales:
Standard Missile	$69.9	$49.7	$20.2
THAAD	53.5	48.7	4.8
RS-25	44.3	27.1	17.2
RL-10	28.5	32.8	(4.3)
RS-68	27.1	37.1	(10.0)
Orion	17.0	9.3	7.7
J-2X	1.0	17.3	(16.3)
All other Aerospace and Defense programs	172.1	180.9	(8.8)
	$413.4	$402.9	$10.5
The increase in the segment margin before environmental remediation provision adjustments, retirement benefit plan expense, Rocketdyne purchase accounting adjustments, and unusual items in the second quarter of fiscal 2015 compared to the second quarter of fiscal 2014 was primarily due to (i) contract losses of $13.7 million, 3.4% of net sales, on the Antares AJ-26 program incurred in the second quarter of fiscal 2014 associated with the previously reported engine test failures and inspection costs and (ii) improved contract performance on the Standard Missile program due to increased volume and cost saving initiatives on the RS-68 program.
** Primary reason for change. The decrease in net sales was primarily due to (i) a decrease of $45.6 million in the RL-10 and RS-68 programs as a result of the timing of deliveries on these multi-year contracts and (ii) a decrease of $38.0 million on the J-2X program due to the successful completion of current J-2X development requirements. The decrease in net sales was offset by the following: (i) an increase of $32.1 million on the RS-25 program which is currently in the middle of a large development and integration effort in support of the SLS development schedule; (ii) increased development work on the Orion program which generated $20.0 million in additional net sales; (iii) increased deliveries on the THAAD program which generated $21.5 million in additional net sales; and (iv) an increase of $19.7 million in the various Standard Missile contracts primarily from increased deliveries as a result of transitioning the Standard Missile-3 Block IB contract from low-rate initial production to full-rate production. See net sales information below:

	Six months ended May 31,
	2015	2014	Change
	(In millions)
Net sales:
Standard Missile	$110.0	$90.3	$19.7
THAAD	97.0	75.5	21.5
RS-25	81.1	49.0	32.1
RS-68	51.4	72.5	(21.1)
RL-10	45.0	69.5	(24.5)
Orion	32.4	12.4	20.0
J-2X	3.3	41.3	(38.0)
All other Aerospace and Defense programs	310.2	323.0	(12.8)
	$730.4	$733.5	$(3.1)
The increase in the segment margin before environmental remediation provision adjustments, retirement benefit plan expense, Rocketdyne purchase accounting adjustments, and unusual items in the first half of fiscal 2015 compared to the first half of fiscal 2014 was primarily due to (i) contract losses of $13.9 million, 1.9% of net sales, on the Antares AJ-26 program incurred in the second quarter of fiscal 2014 associated with the previously reported engine test failures and inspection costs and (ii) improved contract performance on the Standard Missile program due to increased volume and cost saving initiatives on the RS-68 program.
A summary of our backlog is as follows:

	May 31, 2015	November 30, 2014
	(In billions)
Funded backlog	$2.3	$2.2
Unfunded backlog	0.7	0.9
Total contract backlog	$3.0	$3.1
Total backlog includes both funded backlog (unfilled orders for which funding is authorized, appropriated and contractually obligated by the customer) and unfunded backlog (firm orders for which funding has not been appropriated). Indefinite delivery and quantity contracts and unexercised options are not reported in total backlog. Backlog is subject to funding delays or program restructurings/cancellations which are beyond our control. Of our May 31, 2015 total contract backlog, approximately 50%, or $1.5 billion, is expected to be filled within one year.
Real Estate Segment

	Three months ended May 31,			Six months ended May 31,
	2015	2014	Change*	2015	2014	Change*
	(In millions)
Net sales	$43.5	$1.6	$41.9	$45.1	$3.1	$42.0
Segment performance	31.6	0.9	30.7	32.5	1.8	30.7
 * Primary reason for change. During the second quarter of fiscal 2015, we finalized the sale of the Hillsborough land for a total purchase price of $57.0 million which was comprised of $46.7 million cash and $10.3 million of promissory notes. The total acreage covered by the Hillsborough land transaction was approximately 700 acres, of which approximately 550 acres was recognized as a sale in the second quarter of fiscal 2015. At the initial closing, the buyer paid $40.0 million cash and executed a $9.0 million promissory note secured by a first lien Deed of Trust on a portion of the sale property which resulted in a gain of $30.6 million in the second quarter of fiscal 2015. The $9.0 million promissory note secured by a first lien Deed of Trust is divided into two components: (i) a $3.0 million 7% promissory note payable 7 years after close of escrow, which includes a possible $1.0 million reduction in principal if we are unable to obtain the necessary road and utility approvals, and (ii) a $6.0 million 7% promissory note payable 7 years after close of escrow and only payable after certain environmental clearances associated with "Area 40" (discussed below) are obtained by us. The sale also included a $1.3 million non-interest bearing promissory note secured by a first lien Deed of Trust on a portion of the sale property associated with the location of future city roads. In addition, approximately 150 acres of this land, including a 50-acre portion known as “Area 40,” was held back from the initial closing. Upon receipt of regulatory approvals, a closing will take place for the sale of the developable portions of such holdback acreage for a purchase price of $6.7 million in cash.
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

	Three months ended May 31,		Six months ended May 31,
	2015	2014	2015	2014
	(In millions, except percentage amounts)
Income (loss) from continuing operations before income taxes	$39.7	$(50.7)	$29.0	$(51.2)
Interest expense	13.2	12.6	26.6	25.0
Interest income	—	—	(0.1)	—
Depreciation and amortization	16.1	15.7	32.1	30.6
Retirement benefit expense	16.8	8.9	33.4	17.8
Unusual items	0.5	46.2	—	51.1
Adjusted EBITDAP	$86.3	$32.7	$121.0	$73.3
Adjusted EBITDAP as a percentage of net sales	18.9%	8.1%	15.6%	10.0%
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

	Three months ended May 31,		Six months ended May 31,
	2015	2014	2015	2014
	(In millions)
Cash provided by (used in) operating activities	$64.0	$3.0	$28.4	$(22.3)
Capital expenditures	(5.1)	(9.2)	(9.4)	(18.5)
Free cash flow(1)	$58.9	$(6.2)	$19.0	$(40.8)
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

	May 31, 2015	November 30, 2014
	(In millions)
Debt principal	$717.9	$782.2
Cash and cash equivalents	(253.5)	(265.9)
Net debt	$464.4	$516.3
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
In April 2015, the FASB issued an amendment to the accounting guidance related to the presentation of debt issuance costs. The amendment requires that debt issuance costs related to a debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts or premiums. This guidance is effective for us in the first quarter of fiscal 2017. Early adoption is permitted. We are currently evaluating the impact of this amendment on our consolidated financial statements.
In May 2015, the FASB issued amended guidance on disclosures for investments in certain entities that calculate net asset value per share (“NAV”) or its equivalent. The new guidance requires the investments for which fair value is measured at NAV (or its equivalent) to be removed from fair value hierarchy. We expect to adopt the new guidance as of  November 30, 2015.  The new guidance will be applied retrospectively to all periods presented.  As the accounting standard only impacts presentation, the new standard will not have an impact on our financial position, results of operations, or cash flows.
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
In our Aerospace and Defense segment, recognition of profit on long-term contracts requires the use of assumptions and estimates related to the contract value or total contract revenue, the total cost at completion and the measurement of progress towards completion. Due to the nature of the programs, developing the estimated total cost at completion requires the use of significant judgment. Estimates are continually evaluated as work progresses and are revised as necessary. Factors that must be considered in estimating the work to be completed include labor productivity, the nature and technical complexity of the work to be performed, availability and cost volatility of materials, subcontractor and vendor performance, warranty costs, volume assumptions, anticipated labor agreements and inflationary trends, schedule and performance delays, availability of funding from the customer, and the recoverability of costs incurred outside the original contract included in any estimates to complete. We review contract performance and cost estimates for some contracts at least monthly and for others at least quarterly and more frequently when circumstances significantly change. When a change in estimate is determined to have an impact on contract profit, we will record a positive or negative adjustment to the statement of operations. Changes in estimates and assumptions related to the status of certain long-term contracts may have a material effect on our operating results. The following table summarizes the impact from changes in estimates and assumptions on the statements of operations on contracts, representing 92% of the Company’s net sales over the first half of fiscal 2015 and 2014, accounted for under the percentage-of-completion method of accounting:

	Three months ended May 31,		Six months ended May 31,
	2015	2014	2015	2014
	(In millions, except per share amounts)
Favorable (unfavorable) effect of the changes in contract estimates on income (loss) from continuing operations before income taxes	$7.0	$(5.2)	$7.2	$(2.9)
Favorable (unfavorable) effect of the changes in contract estimates on net income (loss)	4.2	(3.1)	4.3	(1.6)
Favorable (unfavorable) effect of the changes in contract estimates on basic net income (loss) per share	0.07	(0.05)	0.07	(0.03)
Favorable (unfavorable) effect of the changes in contract estimates on diluted net income (loss) per share	0.06	(0.05)	0.06	(0.03)
A detailed description of our significant accounting policies can be found in our most recent Annual Report on Form 10-K for the fiscal year ended November 30, 2014.
Arrangements with Off-Balance Sheet Risk
As of May 31, 2015, arrangements with off-balance sheet risk consisted of:

•
$46.4 million in outstanding commercial letters of credit expiring through April 2016, the majority of which may be renewed, primarily to collateralize obligations for environmental remediation and insurance coverage.

•	$43.3 million in outstanding surety bonds to primarily satisfy indemnification obligations for environmental remediation coverage.

•	Up to $120.0 million aggregate in guarantees by us of Aerojet Rocketdyne’s obligations to U.S. government agencies for environmental remediation activities.

•
$55.0 million related to the pending future acquisition of United Technology Corporation's 50% ownership interest of RD Amross. On June 14, 2015, our obligations to consummate the RDA Acquisition expired.

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

	Six months ended May 31,
	2015	2014
	(In millions)
Net Cash Provided by (Used in) Operating Activities	$28.4	$(22.3)
Net Cash Used in Investing Activities	(9.4)	(18.5)
Net Cash Used in Financing Activities	(31.4)	(36.1)
Net Decrease in Cash and Cash Equivalents	$(12.4)	$(76.9)
Net Cash Provided by (Used in) Operating Activities
The $28.4 million of cash provided by operating activities in the first half of fiscal 2015 was primarily the result of cash provided by income from continuing operations before income taxes adjusted for non-cash items which generated $102.4 million which was offset by cash used to fund working capital (defined as accounts receivables, inventories, accounts payable, contract advances, and other current assets and liabilities). The funding of working capital is primarily due to the following: (i) a decrease of $25.6 million in other current liabilities related to the expiration of most of the liabilities associated with the UTC Transition Services Agreement, lower income and sales taxes liabilities, and working capital utilization; (ii) a decrease of $15.9 million in accounts payable due to the timing of payments; and (iii) an increase of $11.3 million in inventories primarily due to growth in overhead and the timing of deliveries.
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
Net Cash Used In Investing Activities
During the first half of fiscal 2015 and 2014, we had capital expenditures of $9.4 million and $18.5 million, respectively. Capital expenditures in the first half of fiscal 2014 included expenditures of $8.8 million related to the consolidation activities of the former Rocketdyne Business from leased facilities to owned facilities.
Net Cash Used in Financing Activities
During the first half of fiscal 2015, we had debt repayments of $28.5 million. During the first half of fiscal 2014, we repurchased 3.5 million of our common shares at a cost of $64.5 million. We also issued $179.0 million of debt and had debt repayments of $145.8 million.
Debt Activity and Covenants
Our debt activity during the first half of fiscal 2015 was as follows:

	November 30, 2014	Cash Payments	Non-cash Activity	May 31, 2015
	(In millions)
Term loan	$98.8	$(2.5)	$—	$96.3
7 1/8% Notes	460.0	—	—	460.0
4 1/16% Debentures	133.6	—	(35.8)	97.8
2 1/4% Convertible Subordinated Debentures	0.2	—	—	0.2
Delayed draw term loan (1)	89.0	(26.0)	—	63.0
Other debt	0.6	—	—	0.6
Total Debt and Borrowing Activity	$782.2	$(28.5)	$(35.8)	$717.9
_______
(1) In June 2015, we retired $25.0 million principal amount of the delayed draw term loan.
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

Financial Covenant	Actual Ratios as of May 31, 2015	Required Ratios
Interest coverage ratio, as defined under the Senior Credit Facility	4.36 to 1.00	Not less than: 2.40 to 1.00
Leverage ratio, as defined under the Senior Credit Facility	2.55 to 1.00	Not greater than: 4.50 to 1.00
We were in compliance with our financial and non-financial covenants as of May 31, 2015.
Outlook
Short-term liquidity requirements consist primarily of recurring operating expenses, including but not limited to costs related to our capital and environmental expenditures, integration costs of the Rocketdyne Business, company-funded research and development expenditures, debt service requirements, and retirement benefit plans. We believe that our existing cash and cash equivalents and availability under our revolving credit facility will provide sufficient funds to meet our operating plan, which includes our CIP, for the next twelve months. The operating plan for this period provides for full operation of our businesses, and interest and principal payments on our debt. As of May 31, 2015, we had $153.6 million of available borrowings under our Senior Credit Facility. Based on our existing debt agreements, we were in compliance with our financial and non-financial covenants as of May 31, 2015. Our failure to comply with these covenants could result in an event of default that, if not cured or waived, could result in the acceleration of the Senior Credit Facility, the Subordinated Credit Facility, the 7 1/8% Notes, and the 4 1/16% Debentures. In addition, our failure to pay principal and interest when due is a default under the Senior Credit Facility, and in certain cases, would cause cross defaults on the Subordinated Credit Facility, 7 1/8% Notes and 4 1/16% Debentures.
We are committed to a cash management strategy that maintains liquidity to adequately support the operation of the business, our growth strategy and to withstand unanticipated business volatility. We believe that cash generated from operations, together with our current levels of cash and investments as well as availability under our revolving credit facility, should be sufficient to maintain our ongoing operations, support working capital requirements, fund the CIP, and fund anticipated capital expenditures related to projected business growth. Our cash management strategy includes maintaining the flexibility to pay down debt and/or repurchase shares depending on economic and other conditions. In connection with the implementation of our cash management strategy, our management may seek to retire or purchase our outstanding debt through cash purchases and/or exchanges for equity securities, in open market purchases, privately negotiated transactions or otherwise if we believe that it is in our best interests. Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.
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

•
the difficulties to integrate the Rocketdyne Business into the Company's existing operations successfully or to realize the anticipated benefits of the acquisition including successful execution of the CIP plan;

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
As of May 31, 2015, our debt totaled $717.9 million: $558.6 million, or 78%, was at an average fixed rate of 6.59%; and $159.3 million, or 22%, was at a variable rate of 5.28%.
The estimated fair value and principal amount of our outstanding debt is presented below:

	Fair Value		Principal Amount
	May 31, 2015	November 30, 2014	May 31, 2015	November 30, 2014
	(In millions)
Term loan	$96.3	$98.8	$96.3	$98.8
7 1/8% Notes	494.5	483.6	460.0	460.0
4 1/16% Debentures	224.5	248.2	97.8	133.6
Delayed draw term loan	63.0	89.0	63.0	89.0
Other debt	0.7	0.8	0.8	0.8
	$879.0	$920.4	$717.9	$782.2
The fair values of the 7 1/8% Notes and 4 1/16% Debentures were determined using broker quotes that are based on open markets of our debt securities as of May 31, 2015 and November 30, 2014. The fair value of the term loans and other debt was determined to approximate carrying value.
Item 4. Controls and Procedures
Evaluation of disclosure controls and procedures
Management has conducted an evaluation (with the participation of our Chief Executive Officer and Chief Financial Officer), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of May 31, 2015. The Company previously reported material weaknesses in internal control over financial reporting related to the incomplete integration of the Rocketdyne Business into the Company’s primary accounting system and internal control framework. As a result of these material weaknesses in the Company’s internal control over financial reporting, which were not remediated as of May 31, 2015, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of May 31, 2015.
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
Changes in internal control over financial reporting
The Rocketdyne Business was integrated into the Company’s Oracle ERP system and internal shared services business processes effective January 1, 2015. As a result, the Rocketdyne Business operated with internal controls applicable to the third party hosting and TSA arrangement for the first month of the first quarter of fiscal 2015 and under the integrated shared services control structure for the remaining five months of the first half of fiscal 2015.
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

Asbestos Cases. The following table sets forth information related to our historical product liability costs associated with our asbestos litigation cases for the first half of fiscal 2015:

Claims filed as of November 30, 2014	117
Claims filed	4
Claims dismissed	38
Claims pending as of May 31, 2015	83
Item 1A. Risk Factors
The information presented below sets forth what we reasonably believe represent material changes to the risk factors described in our Annual Report on Form 10-K for the fiscal year ended November 30, 2014, and should be read in conjunction with the risk factors therein and the information described in this Quarterly Report.
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
Prior cyber attacks directed at us have not had a material impact on our financial results, however this may not continue to be the case in the future. In June 2015, a cyber security assessment analysis undertaken by us identified and prioritized steps to enhance our cyber security safeguards. We are in the process of implementing these recommendations to enhance our threat detection and mitigation processes and procedures. Despite the implementation of these new safeguards, there can be no assurance that we will be adequately protecting our information or that we will not experience any future successful attacks. The threats we face vary from attacks common to most industries to more advanced and persistent, highly organized adversaries who target us because we protect national security information. If we are unable to protect sensitive information, our customers or governmental authorities could question the adequacy of our threat mitigation and detection processes and procedures. Due to the evolving nature of these security threats, however, the impact of any future incident cannot be predicted.
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
The DoD and NASA have contract provisions that require contractors at the prime and subcontract level to comply with Safeguarding of Unclassified Controlled Technical Information in accordance with their agency guidelines.  These clauses are being inserted in or made applicable to government contracts and non-compliance may impact our ability to receive contracts if we cannot comply or use alternative approaches to comply with the contract information security requirements.
We may be required to expend significant additional resources to modify our cyber security protective measures, to investigate and remediate vulnerabilities or other exposures or to make required notifications, and we may be subject to litigation and financial losses. These costs related to cyber or other security threats or disruptions may not be fully insured or indemnified by other means. Occurrence of any of these events could adversely affect our internal operations, the services we provide to our customers, our future financial results, our reputation or our stock price; or such events could result in the loss of competitive advantages derived from our research and development efforts or other intellectual property, early obsolescence of our products and services, or contractual penalties.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Between March 11, 2015 and March 30, 2015, the Company issued an aggregate of 0.2 million shares of the Company’s common stock, par value $0.10 (the “Common Stock”), in connection with the conversion of $1.5 million aggregate principal amount of the 4 1/16% Debentures, which 4 1/16% Debentures were surrendered for conversion pursuant to the terms of the indenture governing the 4 1/16% Debentures. The conversion rate provided under the terms of the 4 1/16% Debentures was 111.0926 shares of Common Stock per $1,000 principal amount of the 4 1/16% Debentures, equivalent to a conversion price of approximately $9.00 per share of Common Stock.

The issuance of Common Stock was made pursuant to the exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), provided by Section 3(a)(9) of the Securities Act.
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

101*
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) Unaudited Condensed Consolidated Statements of Operations, (ii) Unaudited Condensed Consolidated Statements of Comprehensive Income, (iii) Unaudited Condensed Consolidated Balance Sheets, (iv) Unaudited Condensed Consolidated Statement of Stockholders’ Deficit, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Unaudited Notes to Unaudited Condensed Consolidated Financial Statements.

* Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Aerojet Rocketdyne Holdings, Inc.

Date:	July 10, 2015	By:	/s/ Eileen P. Drake
Eileen P. Drake President and Chief Executive Officer (Principal Executive Officer)

Date:	July 10, 2015	By:	/s/ Kathleen E. Redd
Kathleen E. Redd Vice President, Chief Financial Officer and Assistant Secretary (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

No.	Description

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a — 14 (a) of the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a — 14 (a) of the Securities Exchange Act of 1934, as amended.
32.1*
Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a — 14(b) of the Securities and Exchange Act of 1934, as amended, and 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) Unaudited Condensed Consolidated Statements of Operations, (ii) Unaudited Condensed Consolidated Statements of Comprehensive Income, (iii) Unaudited Condensed Consolidated Balance Sheets, (iv) Unaudited Condensed Consolidated Statement of Stockholders’ Deficit, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Unaudited Notes to Unaudited Condensed Consolidated Financial Statements.

_______
* Filed herewith.