Form 10-Q
period 2015-08-31
AEROJET ROCKETDYNE HOLDINGS, INC.
filed 2015-10-13
CIK 40888

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-Q
 (Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended: August 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of September 30, 2015, there were 64.2 million outstanding shares of our Common Stock, including redeemable common stock and unvested common shares, $0.10 par value.

Aerojet Rocketdyne Holdings, Inc.
Quarterly Report on Form 10-Q
For the Quarterly Period Ended August 31, 2015

Part I — FINANCIAL INFORMATION
Item 1. Financial Statements
Aerojet Rocketdyne Holdings, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended August 31,		Nine months ended August 31,
	2015	2014	2015	2014
	(In millions, except per share amounts)
Net sales	$440.5	$421.2	$1,216.0	$1,157.8
Operating costs and expenses:
Cost of sales (exclusive of items shown separately below)	373.3	376.5	1,026.4	1,034.4
AR1 research and development (see Note 1)	8.3	—	10.5	—
Selling, general and administrative	11.5	9.7	39.6	28.1
Depreciation and amortization	16.1	15.8	48.2	46.4
Other expense, net:
Loss on debt repurchased	1.1	9.8	1.8	60.6
Legal settlement	50.0	—	50.0	—
Other	29.3	6.5	33.1	11.6
Total operating costs and expenses	489.6	418.3	1,209.6	1,181.1
Operating (loss) income	(49.1)	2.9	6.4	(23.3)
Non-operating (income) expense:
Interest income	(0.1)	—	(0.2)	—
Interest expense	11.9	14.0	38.5	39.0
Total non-operating expense, net	11.8	14.0	38.3	39.0
Loss from continuing operations before income taxes	(60.9)	(11.1)	(31.9)	(62.3)
Income tax (benefit) provision	(22.2)	(1.0)	(7.5)	0.2
Loss from continuing operations	(38.7)	(10.1)	(24.4)	(62.5)
Income (loss) from discontinued operations, net of income taxes	0.6	0.2	0.8	(0.6)
Net loss	$(38.1)	$(9.9)	$(23.6)	$(63.1)
Loss Per Share of Common Stock
Basic and diluted
Loss per share from continuing operations	$(0.63)	$(0.18)	$(0.40)	$(1.07)
Income (loss) per share from discontinued operations, net of income taxes	0.01	—	0.01	(0.01)
Net loss per share	$(0.62)	$(0.18)	$(0.39)	$(1.08)
Weighted average shares of common stock outstanding, basic and diluted	61.8	56.9	60.5	58.2
See Notes to Unaudited Condensed Consolidated Financial Statements.

Aerojet Rocketdyne Holdings, Inc.
Condensed Consolidated Statements of Comprehensive (Loss) Income
(Unaudited)

	Three months ended August 31,		Nine months ended August 31,
	2015	2014	2015	2014
	(In millions)
Net loss	$(38.1)	$(9.9)	$(23.6)	$(63.1)
Other comprehensive income:
Amortization of actuarial losses and prior service credits, net of income taxes	11.6	7.5	36.0	22.7
Comprehensive (loss) income	$(26.5)	$(2.4)	$12.4	$(40.4)
See Notes to Unaudited Condensed Consolidated Financial Statements.

Aerojet Rocketdyne Holdings, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

	August 31, 2015	November 30, 2014
	(In millions, except per share and share amounts)
ASSETS
Current Assets
Cash and cash equivalents	$243.3	$265.9
Accounts receivable	186.7	172.9
Inventories	148.7	139.0
Recoverable from the U.S. government and other third parties for environmental remediation costs	23.2	19.4
Receivable from Northrop Grumman Corporation (“Northrop”)	6.0	6.0
Other current assets, net	60.0	38.0
Deferred income taxes	19.4	25.3
Total Current Assets	687.3	666.5
Noncurrent Assets
Property, plant and equipment, net	351.8	367.5
Real estate held for entitlement and leasing	84.2	94.4
Recoverable from the U.S. government and other third parties for environmental remediation costs	123.2	81.2
Receivable from Northrop	70.0	74.8
Deferred income taxes	253.6	259.0
Goodwill	164.4	164.4
Intangible assets	112.1	122.2
Other noncurrent assets, net	110.8	91.6
Total Noncurrent Assets	1,270.1	1,255.1
Total Assets	$1,957.4	$1,921.6
LIABILITIES, REDEEMABLE COMMON STOCK, AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Short-term borrowings and current portion of long-term debt	$5.3	$5.3
Accounts payable	88.7	103.5
Reserves for environmental remediation costs	37.6	31.9
Postretirement medical and life insurance benefits	6.4	6.4
Advance payments on contracts	211.7	198.5
Other current liabilities	241.3	221.7
Total Current Liabilities	591.0	567.3
Noncurrent Liabilities
Senior debt	90.0	93.8
Second-priority senior notes	460.0	460.0
Convertible subordinated notes	84.8	133.8
Other debt	21.1	89.3
Reserves for environmental remediation costs	198.5	134.1
Pension benefits	471.7	482.8
Postretirement medical and life insurance benefits	49.4	51.7
Other noncurrent liabilities	98.1	79.7
Total Noncurrent Liabilities	1,473.6	1,525.2
Total Liabilities	2,064.6	2,092.5
Commitments and contingencies (Note 7)
Redeemable common stock, par value of $0.10; less than 0.1 million shares issued and outstanding as of August 31, 2015; 0.1 million shares issued and outstanding as of November 30, 2014	0.1	1.6
Stockholders’ Deficit
Preference stock, par value of $1.00; 15.0 million shares authorized; none issued or outstanding	—	—
Common stock, par value of $0.10; 150.0 million shares authorized; 62.9 million shares issued and outstanding as of August 31, 2015; 56.9 million shares issued and outstanding as of November 30, 2014	6.4	5.9
Other capital	339.6	287.3
Treasury stock at cost, 3.5 million shares as of August 31, 2015 and November 30, 2014	(64.5)	(64.5)
Accumulated deficit	(90.6)	(67.0)
Accumulated other comprehensive loss, net of income taxes	(298.2)	(334.2)
Total Stockholders’ Deficit	(107.3)	(172.5)
Total Liabilities, Redeemable Common Stock and Stockholders’ Deficit	$1,957.4	$1,921.6
See Notes to Unaudited Condensed Consolidated Financial Statements.

Aerojet Rocketdyne Holdings, Inc.
Condensed Consolidated Statement of Stockholders’ Deficit
(Unaudited)

	Common Stock					Accumulated Other	Total
			Other Capital	Treasury Stock	Accumulated Deficit	Comprehensive Loss	Stockholders' Deficit
	Shares	Amount
	(In millions)
November 30, 2014	56.9	$5.9	$287.3	$(64.5)	$(67.0)	$(334.2)	$(172.5)
Net loss	—	—	—	—	(23.6)	—	(23.6)
Amortization of actuarial losses and prior service credits, net of income taxes	—	—	—	—	—	36.0	36.0
Conversion of debt to common stock	5.5	0.5	48.5	—	—	—	49.0
Reclassification from redeemable common stock	(0.1)	—	1.5	—	—	—	1.5
Tax benefit from shares issued under equity plans	—	—	2.0	—	—	—	2.0
Repurchase of shares to satisfy tax withholding obligations	(0.3)	—	(6.5)	—	—	—	(6.5)
Stock-based compensation and other, net	0.9	—	6.8	—	—	—	6.8
August 31, 2015	62.9	$6.4	$339.6	$(64.5)	$(90.6)	$(298.2)	$(107.3)
See Notes to Unaudited Condensed Consolidated Financial Statements.

Aerojet Rocketdyne Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine months ended August 31,
	2015	2014
	(In millions)
Operating Activities
Net loss	$(23.6)	$(63.1)
Adjustments to reconcile net loss to net cash provided by operating activities:
(Income) loss from discontinued operations, net of income taxes	(0.8)	0.6
Depreciation and amortization	48.2	46.4
Amortization of financing costs	2.0	2.7
Stock-based compensation	9.6	4.5
Retirement benefit expense	50.0	26.7
Loss on debt repurchased	1.8	60.6
Write-off of deferred financing costs associated with a bank amendment	—	0.2
Loss on disposal of long-lived assets	0.2	2.5
Tax benefit on stock-based awards	(2.0)	(1.5)
Changes in assets and liabilities:
Accounts receivable	(13.8)	(0.8)
Inventories	(9.7)	(25.5)
Other current assets, net	(19.4)	(3.0)
Real estate held for entitlement and leasing	(5.1)	(7.7)
Receivable from Northrop	4.8	(2.0)
Recoverable from the U.S. government and other third parties for environmental remediation costs	(45.8)	5.4
Other noncurrent assets	(11.2)	(24.0)
Accounts payable	(14.8)	(7.1)
Postretirement medical and life benefits	(3.7)	(4.2)
Advance payments on contracts	13.2	18.0
Other current liabilities	15.7	10.9
Deferred income taxes	(11.8)	(6.1)
Reserves for environmental remediation costs	70.1	(2.7)
Other noncurrent liabilities	16.6	3.4
Net cash provided by continuing operations	70.5	34.2
Net cash used in discontinued operations	—	(0.1)
Net Cash Provided by Operating Activities	70.5	34.1
Investing Activities
Purchase of Rocketdyne Business	—	0.2
Capital expenditures	(17.9)	(31.9)
Net Cash Used in Investing Activities	(17.9)	(31.7)
Financing Activities
Proceeds from issuance of debt	—	189.0
Debt issuance costs	—	(4.2)
Debt repayments/repurchases	(72.0)	(165.0)
Repurchase of shares to satisfy tax withholding obligations	(6.5)	(1.9)
Proceeds from shares issued under stock plans	1.3	—
Purchase of treasury stock	—	(64.5)
Tax benefit on stock-based awards	2.0	1.5
Net Cash Used in Financing Activities	(75.2)	(45.1)
Net Decrease in Cash and Cash Equivalents	(22.6)	(42.7)
Cash and Cash Equivalents at Beginning of Period	265.9	197.6
Cash and Cash Equivalents at End of Period	$243.3	$154.9
Supplemental disclosures of cash flow information
Cash paid for interest	$30.9	$27.8
Cash paid for income taxes	27.1	4.6
Conversion of debt to common stock	49.0	—
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
On August 31, 2004, the Company completed the sale of its GDX Automotive business. On November 30, 2005, the Company completed the sale of the Fine Chemicals business. The remaining related subsidiaries after the sale of GDX Automotive and the Fine Chemicals business are classified as discontinued operations.
The Company’s fiscal year ends on November 30 of each year. The fiscal year of the Company’s subsidiary, Aerojet Rocketdyne, ends on the last Saturday of November.

See Note 13 for a discussion of the revisions to fiscal 2014 results.
AR1 Research and Development
Company-sponsored research and development ("R&D") expenses (reported as a component of cost of sales) are generally allocated among all contracts and programs in progress under U.S. government contractual arrangements. The Company's newest large liquid booster engine development project, the AR1, recorded $13.5 million of such costs during the first nine months of fiscal 2015. During the third quarter of fiscal 2015, the Company began separately reporting the portion of the engine development expenses associated with the AR1 project which are currently not allocated across all contracts and programs in progress under U.S. governmental contractual arrangements.  The total of these recorded costs amounted to $10.5 million during the first nine months of fiscal 2015 bringing the aggregate total AR1 R&D costs incurred during the first nine months of fiscal 2015 to $24.0 million.
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
Revenue Recognition
In the Company’s Aerospace and Defense segment, recognition of profit on long-term contracts requires the use of assumptions and estimates related to the contract value or total contract revenue, the total cost at completion and the measurement of progress towards completion. Due to the nature of the programs, developing the estimated total cost at completion requires the use of significant judgment. Estimates are continually evaluated as work progresses and are revised as necessary. Factors that must be considered in estimating the work to be completed include labor productivity, the nature and technical complexity of the work to be performed, availability and cost volatility of materials, subcontractor and vendor performance, warranty costs, volume assumptions, anticipated labor agreements and inflationary trends, schedule and performance delays, availability of funding from the customer, and the recoverability of costs incurred outside the original contract included in any estimates to complete. The Company reviews contract performance and cost estimates for some contracts at least monthly and for others at least quarterly and more frequently when circumstances significantly change. When a change in estimate is determined to have an impact on contract profit, the Company will record a positive or negative adjustment to the statement of operations. Changes in estimates and assumptions related to the status of certain long-term contracts may have a material effect on the Company’s operating results. The following table summarizes the impact from 94% of the Company’s aerospace and defense segment net sales over the first nine months of fiscal 2015 and 2014, accounted for under the percentage-of-completion method of accounting:

	Three months ended August 31,		Nine months ended August 31,
	2015	2014	2015	2014
	(In millions, except per share amounts)
Favorable (unfavorable) effect of the changes in contract estimates on loss from continuing operations before income taxes	$11.2	$(5.3)	$18.4	$(8.2)
Favorable (unfavorable) effect of the changes in contract estimates on net loss	6.8	(2.3)	11.1	(3.9)
Favorable (unfavorable) effect of the changes in contract estimates on basic and diluted net loss per share	0.11	(0.04)	0.18	(0.07)

A detailed description of the Company’s significant accounting policies can be found in the Company’s most recent Annual Report on Form 10-K for the fiscal year ended November 30, 2014.
Recently Adopted Accounting Pronouncements
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
Recently Issued Accounting Pronouncements
In May 2014, the FASB amended the existing accounting standards for revenue recognition. The amendments are based on the principle that revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The FASB deferred the effective date for this guidance by one year to December 15, 2017 for annual reporting periods beginning after that. Earlier application of this guidance is permitted but not before the original date of December 15, 2016. The amendments may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of initial application. The Company is currently evaluating the impact of these amendments and the transition alternatives on its consolidated financial statements.
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
In July 2015, the FASB issued guidance to change the subsequent measurement of inventory from lower of cost or market to lower of cost and net realizable value. The guidance is effective for the Company beginning in the first quarter of fiscal 2018. Earlier application is permitted as of the beginning of an interim or annual reporting period. The Company is evaluating the impact of adopting this new accounting guidance on its consolidated financial statements.

Note 2. Loss Per Share of Common Stock
A reconciliation of the numerator and denominator used to calculate basic and diluted loss per share of common stock (“EPS”) is presented in the following table:

	Three months ended August 31,		Nine months ended August 31,
	2015	2014	2015	2014
	(In millions, except per share amounts)
Numerator:
Loss from continuing operations	$(38.7)	$(10.1)	$(24.4)	$(62.5)
Income (loss) from discontinued operations, net of income taxes	0.6	0.2	0.8	(0.6)
Net loss for basic and diluted earnings per share	(38.1)	(9.9)	(23.6)	(63.1)
Denominator:
Basic and diluted weighted average shares	61.8	56.9	60.5	58.2
Basic and diluted
Loss per share from continuing operations	$(0.63)	$(0.18)	$(0.40)	$(1.07)
Income (loss) per share from discontinued operations, net of income taxes	0.01	—	0.01	(0.01)
Net loss per share	$(0.62)	$(0.18)	$(0.39)	$(1.08)
The following table sets forth the potentially dilutive securities excluded from the computation because their effect would have been anti-dilutive:

	Three months ended August 31,		Nine months ended August 31,
	2015	2014	2015	2014
	(In millions)
4 1/16% Convertible Subordinated Debentures (“4 1/16% Debentures”)	10.4	15.4	11.5	18.9
Employee stock options and stock purchase plan	0.2	0.2	0.2	0.2
Unvested restricted shares	1.6	1.9	1.7	1.6
Total potentially dilutive securities	12.2	17.5	13.4	20.7
Note 3. Stock-Based Compensation
Total stock-based compensation expense by type of award for the third quarter and first nine months of fiscal 2015 and 2014 was as follows:

	Three months ended August 31,		Nine months ended August 31,
	2015	2014	2015	2014
	(In millions)
Stock appreciation rights	$0.2	$(0.6)	$4.0	$(1.1)
Stock options	0.3	0.1	0.6	0.2
Restricted shares, service based	1.4	1.0	4.0	3.2
Restricted shares, performance based	0.4	1.0	1.0	2.2
Total stock-based compensation expense	$2.3	$1.5	$9.6	$4.5

In February 2015, the Company began offering an Employee Stock Purchase Plan ("ESPP") to employees. The stock-based compensation expense related to the ESPP was $0.3 million in the first nine months of fiscal 2015.

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

		Fair value measurement at August 31, 2015
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In millions)
Money market funds	$244.9	$244.9	$—	$—
		Fair value measurement at November 30, 2014
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In millions)
Money market funds	$233.4	$233.4	$—	$—
As of August 31, 2015, a summary of cash and cash equivalents and the grantor trust by investment type is as follows:

	Total	Cash and Cash Equivalents	Money Market Funds
	(In millions)
Cash and cash equivalents	$243.3	$8.4	$234.9
Grantor trust (included as a component of other current and noncurrent assets)	10.0	—	10.0
	$253.3	$8.4	$244.9
The carrying amounts of certain of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, accrued compensation, and other accrued liabilities, approximate fair value because of their short maturities.
The estimated fair value and principal amount for the Company’s outstanding debt is presented below:

	Fair Value		Principal Amount
	August 31, 2015	November 30, 2014	August 31, 2015	November 30, 2014
	(In millions)
Term loan	$95.0	$98.8	$95.0	$98.8
7.125% Second-Priority Senior Secured Notes (“7 1/8% Notes”)	488.2	483.6	460.0	460.0
4 1/16% Debentures	193.2	248.2	84.6	133.6
Delayed draw term loan	21.0	89.0	21.0	89.0
Other debt	0.6	0.8	0.6	0.8
	$798.0	$920.4	$661.2	$782.2
The fair values of the 7 1/8% Notes and 4 1/16% Debentures were determined using broker quotes that are based on open markets for the Company’s debt securities as of August 31, 2015 and November 30, 2014 (both Level 2 securities). The fair value of the term loans and other debt was determined to approximate carrying value.

b. Accounts Receivable

	August 31, 2015	November 30, 2014
	(In millions)
Billed	$101.8	$69.3
Unbilled	118.0	126.1
Reserve for overhead rate disallowance	(33.7)	(22.9)
Total receivables under long-term contracts	186.1	172.5
Other receivables	0.6	0.4
Accounts receivable	$186.7	$172.9
c. Inventories

	August 31, 2015	November 30, 2014
	(In millions)
Long-term contracts at average cost	$522.9	$434.6
Progress payments	(375.5)	(296.9)
Total long-term contract inventories	147.4	137.7
Total other inventories	1.3	1.3
Inventories	$148.7	$139.0
d. Other Current Assets, net

	August 31, 2015	November 30, 2014
	(In millions)
Recoverable from the U.S. government for Rocketdyne Business integration costs (see Note 4(f))	$9.7	$10.5
Prepaid expenses	13.0	11.3
Recoverable from the U.S. government for Competitive Improvement Program severance obligations (see Note 9)	4.9	—
Receivables, net	12.7	4.5
Income taxes	14.2	2.1
Indemnification receivable from UTC	—	0.9
Other	5.5	8.7
Other current assets, net	$60.0	$38.0
e. Property, Plant and Equipment, net

	August 31, 2015	November 30, 2014
	(In millions)
Land	$67.2	$67.2
Buildings and improvements	286.8	276.9
Machinery and equipment	504.5	474.7
Construction-in-progress	20.3	41.2
	878.8	860.0
Less: accumulated depreciation	(527.0)	(492.5)
Property, plant and equipment, net	$351.8	$367.5

f. Other Noncurrent Assets, net

	August 31, 2015	November 30, 2014
	(In millions)
Recoverable from the U.S. government for Rocketdyne Business integration costs	$33.0	$28.0
Deferred financing costs	14.7	18.5
Recoverable from the U.S. government for Competitive Improvement Program severance obligations (see Note 9)	8.2	—
Recoverable from the U.S. government for conditional asset retirement obligations	16.7	17.7
Grantor trusts	11.4	11.2
Indemnification receivable from UTC, net	7.8	7.5
Notes receivable, net	9.0	—
Other	10.0	8.7
Other noncurrent assets, net	$110.8	$91.6
The current and noncurrent Rocketdyne Business integration costs capitalized as of August 31, 2015 and November 30, 2014 totaled $42.7 million and $38.5 million, respectively. These integration costs are reimbursable by the U.S. government upon its audit and approval that the Company's planned integration savings will exceed its restructuring costs by a factor of at least two to one. In December 2014, the Company was informed that the Defense Contract Audit Agency had completed its audit of the Company’s restructuring proposal and indicated that the Company had achieved the required minimum two to one savings to restructuring cost ratio.  Actual recovery of the previously deferred integration costs will take place after the final execution of an Advance Agreement with the Defense Contract Management Agency and determination from the Under Secretary of Defense that the audited restructuring savings exceed the costs by a factor of two to one.  The Company believes these final two actions will be completed in fiscal 2015. The Company reviews on a quarterly basis the probability of recovery of these costs.
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
During the second quarter of fiscal 2015, the Company finalized the sale of the Hillsborough land for a total purchase price of $57.0 million which was comprised of $46.7 million cash and $10.3 million of promissory notes. The total acreage covered by the Hillsborough land transaction was approximately 700 acres, of which approximately 550 acres was recognized as a sale in the second quarter of fiscal 2015. At the initial closing, the buyer paid $40.0 million cash and executed a $9.0 million promissory note secured by a first lien Deed of Trust on a portion of the sale property which resulted in a gain of $30.6 million in the second quarter of fiscal 2015. The $9.0 million promissory note secured by a first lien Deed of Trust is divided into two components: (i) a $3.0 million 7% promissory note payable 7 years after close of escrow, which includes a possible $1.0 million reduction in principal if the Company is unable to obtain the necessary road and utility approvals, and (ii) a $6.0 million 7% promissory note payable 7 years after close of escrow and only payable after certain environmental clearances associated with "Area 40" (discussed below) are obtained by the Company. The sale also included a $1.3 million non-interest bearing promissory note secured by a first lien Deed of Trust on a portion of the sale property associated with the location of future city roads. In addition, approximately 150 acres of this land, including a 50-acre portion known as “Area 40,” was held back from the initial closing. Upon receipt of regulatory approvals, a closing will take place for the sale of the developable portions of such holdback acreage for a purchase price of $6.7 million in cash. A summary of the impact of the land sale on the unaudited condensed consolidated statement of operations for the first nine months of fiscal 2015 is as follows (in millions):

Net sales from land sale	$42.0
Cost of sales from land sale	11.4
Income from continuing operations before income taxes from land sale	30.6
Income tax provision related to land sale	12.7
Net income from land sale	$17.9
In November 2014, the Company classified its energy business (the "Energy Business") as assets held for sale as a result of its plans to sell the business. The Company divested the Energy Business in July 2015 for an insignificant amount of proceeds. The Company incurred approximately $1.8 million of expenses to divest its Energy Business. The assets and liabilities of the Energy Business for all periods presented were insignificant. The plan was a result of management’s decision to focus its capital and resources on its Aerospace and Defense and Real Estate operating segments.  The net sales associated with the Energy Business totaled $0.6 million in the first nine months of fiscal 2015; net sales associated with the Energy Business totaled $0.6 million in fiscal 2014. For operating segment reporting, the Energy Business has been reported as a part of the Aerospace and Defense segment.
h. Other Current Liabilities

	August 31, 2015	November 30, 2014
	(In millions)
Accrued compensation and employee benefits	$97.1	$96.1
Income taxes	—	14.1
Competitive improvement program obligations (see Note 9)	6.5	—
Payable to UTC primarily for Transition Service Agreements	1.9	11.9
Interest payable	19.1	14.6
Contract loss provisions	4.5	13.4
Legal settlements	50.0	0.6
Other	62.2	71.0
Other current liabilities	$241.3	$221.7
i. Other Noncurrent Liabilities

	August 31, 2015	November 30, 2014
	(In millions)
Conditional asset retirement obligations	$28.0	$24.4
Pension benefits, non-qualified	18.8	19.1
Deferred compensation	12.5	11.1
Deferred revenue	14.0	7.4
Competitive improvement program obligations (see Note 9)	8.2	—
Other	16.6	17.7
Other noncurrent liabilities	$98.1	$79.7
j. Accumulated Other Comprehensive Loss, Net of Income Taxes
Changes in accumulated other comprehensive loss by components, net of $23.1 million of income taxes, related to the Company’s retirement benefit plans are as follows:

	Actuarial Losses, Net	Prior Service Credits, Net	Total
	(In millions)
November 30, 2014	$(337.5)	$3.3	$(334.2)
Amortization of actuarial losses and prior service credits, net of income taxes	36.5	(0.5)	36.0
August 31, 2015	$(301.0)	$2.8	$(298.2)
k. Redeemable Common Stock
The Company inadvertently failed to register with the SEC the issuance of certain of its common shares in its defined contribution 401(k) employee benefit plan (the “Plan”). As a result, certain Plan participants who purchased such securities pursuant to the Plan may have the right to rescind certain of their purchases for consideration equal to the purchase price paid for the securities (or if such security has been sold, to receive consideration with respect to any loss incurred on such sale) plus interest from the date of purchase. As of August 31, 2015 and November 30, 2014, the Company has classified less than 0.1 million and 0.1 million shares, respectively, as redeemable common stock because the redemption features are not within the control of the Company. The Company may also be subject to civil and other penalties by regulatory authorities as a result of the failure to register these shares. These shares have always been treated as outstanding for financial reporting purposes. In June 2008, the Company filed a registration statement on Form S-8 to register future transactions in the Company's stock fund in the Plan. During the first nine months of fiscal 2015, the Company recorded $0.6 million for realized gains and interest associated with this matter.
l. Treasury Stock
During fiscal 2014, the Company repurchased 3.5 million of its common shares at a cost of $64.5 million. The Company reflects stock repurchases in its financial statements on a “settlement” basis.
Note 5. Income Taxes
The income tax (benefit) provision for the first nine months of fiscal 2015 and 2014 was as follows:

	Nine months ended August 31,
	2015	2014
	(In millions)
Income tax (benefit) provision	$(7.5)	$0.2
In the first nine months of fiscal 2015, the income tax provision recorded differs from the expected tax that would be calculated by applying the federal statutory rate to the Company's income before income taxes primarily due to the re-enactment of the federal research and development credit in December 2014 for calendar year 2014 which has been treated as a discrete event in the first nine months of fiscal 2015, as well as the impacts from state income taxes and certain expenditures which are permanently not deductible for tax purposes. In the first nine months of fiscal 2014, the income tax provision recorded differs from the expected tax that would be calculated by applying the federal statutory rate to the Company's loss before income taxes due to the significant non-deductible premium on the 4 1/16% Debentures repurchased in the first nine months of fiscal 2014, which the Company has treated as a discrete event, as well as the impacts from state income taxes changes in estimates related to the fiscal 2012 research and development credits, and certain expenditures which are permanently not deductible for tax purposes.
A valuation allowance is required when it is more-likely-than-not that all or a portion of deferred tax assets may not be realized. Assessing the need for, or sufficiency of, a valuation allowance requires management to evaluate, on a quarterly basis, all available evidence, both positive and negative, including the recent trend of losses from continuing operations before income taxes. During the fourth quarter of fiscal 2015, the Company will continue to evaluate whether future results are less than projected and if a valuation allowance may be required to reduce deferred tax assets, which could have a material impact on the Company’s results of operations. As of August 31, 2015, the Company continued to believe that the weight of the positive evidence outweighed the negative evidence regarding the realization of the net deferred tax assets.
As of August 31, 2015, the total liability for uncertain income tax positions, including accrued interest and penalties, was $7.4 million. Due to the high degree of uncertainty regarding the timing of potential future cash flows associated with the respective liabilities, the Company is unable to make a reasonably reliable estimate of the amount and period in which these liabilities might be paid.

Note 6. Long-term Debt

	August 31, 2015	November 30, 2014
	(In millions)
Term loan, bearing interest at variable rates (rate of 2.54% as of August 31, 2015), payable in quarterly installments of $1.3 million plus interest, maturing in May 2019	$95.0	$98.8
Total senior debt	95.0	98.8
Senior secured notes, bearing interest at 7.125% per annum, interest payments due in March and September, maturing in March 2021	460.0	460.0
Total senior secured notes	460.0	460.0
Convertible subordinated debentures, bearing interest at 2.25% per annum, interest payments due in May and November, maturing in November 2024	0.2	0.2
Convertible subordinated debentures, bearing interest at 4.0625% per annum, interest payments due in June and December, maturing in December 2039	84.6	133.6
Total convertible subordinated notes	84.8	133.8
Delayed draw term loan, bearing interest at variable rates (rate of 9.50% as of August 31, 2015), maturing in April 2022	21.0	89.0
Capital lease, payable in monthly installments, maturing in March 2017	0.4	0.6
Total other debt	21.4	89.6
Total debt	661.2	782.2
Less: Amounts due within one year	(5.3)	(5.3)
Total long-term debt	$655.9	$776.9
Senior Credit Facility
In connection with the consummation of the Acquisition, the Company added Pratt & Whitney Rocketdyne, Inc. (“PWR”), Arde, Inc. (“Arde”) and Arde-Barinco, Inc. (“Arde-Barinco”) as subsidiary guarantors under its senior credit facility (the “Senior Credit Facility”) pursuant to that certain Joinder Agreement, dated as of June 14, 2013, by and among PWR, Arde, Arde-Barinco, the Company and Wells Fargo Bank, National Association, as administrative agent. In connection with the consummation of the Acquisition, the name of PWR was changed to Aerojet Rocketdyne of DE, Inc. and the name of Aerojet-General Corporation, an existing subsidiary guarantor at the time of the Acquisition, was changed to Aerojet Rocketdyne, Inc.
On May 30, 2014, the Company, with its wholly-owned subsidiaries Aerojet Rocketdyne, Aerojet Rocketdyne of DE, Inc., Arde, and Arde-Barinco as guarantors, executed an amendment to the Senior Credit Facility with the lenders identified therein and Wells Fargo Bank, National Association, as administrative agent. This amendment to the Senior Credit Facility replaces the Company’s prior credit facility and, among other things, (i) extends the maturity date to May 30, 2019 (which date may be accelerated in certain cases); and (ii) replaces the existing revolving credit facility and credit-linked facility with (x) a revolving credit facility in an aggregate principal amount of up to $200.0 million (with a $100.0 million subfacility for standby letters of credit and a $5.0 million subfacility for swingline loans) and (y) a term loan facility in an aggregate principal amount of up to $100.0 million. The term loan facility will amortize at a rate of 5.0% of the original principal amount per annum to be paid in equal quarterly installments with any remaining amounts due on the maturity date. Outstanding indebtedness under the Senior Credit Facility may be voluntarily prepaid at any time, in whole or in part, in general without premium or penalty.
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
As of August 31, 2015, the Company had $43.5 million outstanding letters of credit under the $100.0 million subfacility for standby letters of credit and had $95.0 million outstanding under the term loan facility.
In general, borrowings under the Senior Credit Facility bear interest at a rate equal to LIBOR plus 250 basis points (subject to downward adjustment based on the Company's corporate credit ratings and its leverage ratio), or the base rate as it is defined in the credit agreement governing the Senior Credit Facility. In addition, the Company is charged a commitment fee of 50 basis points per annum on unused amounts of the revolving credit facility (subject to downward adjustment based on the Company's corporate credit ratings and its leverage ratio) and 250 basis points per annum (subject to downward adjustment based on the Company's corporate credit ratings and its leverage ratio), along with a fronting fee of 25 basis points per annum, on the undrawn amount of all outstanding letters of credit.

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

Financial Covenant	Actual Ratios as of August 31, 2015	Required Ratios
Interest coverage ratio, as defined under the Senior Credit Facility	4.94 to 1.00	Not less than: 2.40 to 1.00
Leverage ratio, as defined under the Senior Credit Facility	2.11 to 1.00	Not greater than: 4.50 to 1.00
The Company was in compliance with its financial and non-financial covenants as of August 31, 2015.
4.0625% Convertible Subordinated Debentures
As of August 31, 2015, the Company had $84.6 million outstanding principal of its 4 1/16% Debentures, convertible into 9.4 million of shares of common stock.
Each holder may require the Company to repurchase all or part of its 4 1/16% Debentures on December 31, 2019, 2024, 2029 and 2034 (each, an “optional repurchase date”) at an optional repurchase price equal to (1) 100% of their principal amount, plus (2) accrued and unpaid interest, if any, up to, but excluding, the date of repurchase. The Company may elect to pay the optional repurchase price in cash, shares of the Company’s common stock, or a combination of cash and shares of the Company’s common stock, at the Company’s option, subject to certain conditions.
During the first nine months of fiscal 2015, $49.0 million of 4 1/16% Debentures were converted to 5.5 million shares of common stock.
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
Delayed Draw Term Loan
As of August 31, 2015, the Company had $21.0 million outstanding under the delayed draw term loan facility. During the first nine months of fiscal 2015, the Company retired $68.0 million principal amount of its delayed draw term loan.
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

Asbestos Litigation
The Company has been, and continues to be, named as a defendant in lawsuits alleging personal injury or death due to exposure to asbestos in building materials, products, or in manufacturing operations. The majority of cases are pending in Texas and Illinois. There were 84 asbestos cases brought by individual plaintiffs pending as of August 31, 2015.
Given the lack of any significant consistency to claims (i.e., as to product, operational site, or other relevant assertions) filed against the Company, the Company is unable to make a reasonable estimate of the future costs of pending claims or unasserted claims. Accordingly, no estimate of future liability has been accrued.
In 2011, Aerojet Rocketdyne received a letter demand from AMEC, plc, (“AMEC”) the successor entity to the 1981 purchaser of the business assets of Barnard & Burk, Inc., a former Aerojet Rocketdyne subsidiary, for Aerojet Rocketdyne to assume the defense of sixteen asbestos cases, involving 271 plaintiffs, pending in Louisiana, and reimbursement of over $1.7 million in past legal fees and expenses. AMEC is asserting that Aerojet Rocketdyne retained those liabilities when it sold the Barnard & Burk assets and agreed to indemnify the purchaser therefor. Under the relevant purchase agreement, the purchaser assumed only certain, specified liabilities relating to the operation of Barnard & Burk before the sale, with Barnard & Burk retaining all unassumed pre-closing liabilities, and Aerojet Rocketdyne agreed to indemnify the purchaser against unassumed liabilities that are asserted against it. Based on the information provided, Aerojet Rocketdyne declined to accept the liability and requested additional information from AMEC pertaining to the basis of the demand. On April 3, 2013, AMEC filed a complaint for breach of contract against Aerojet Rocketdyne in Sacramento County Superior Court, AMEC Construction Management, Inc. v. Aerojet-General Corporation, Case No. 342013001424718. AMEC contends it has incurred approximately $3.0 million in past legal fees and expenses. Aerojet Rocketdyne filed its answer to the complaint denying AMEC’s allegations as well as a cross-complaint against AMEC for breach of its obligations under the purchase agreement in addition to other claims for relief. Discovery is ongoing. The parties attended a mediation session on December 9, 2014 and negotiations are ongoing. Aerojet Rocketdyne’s Motion for Summary Judgment heard on August 20, 2015 was granted, but the court also granted AMEC leave to amend its complaint. Once filed and additional discovery completed, the Company intends to re-file its Motion for Summary Judgment.  The trial date has been rescheduled to April 11, 2016. As of August 31, 2015, the Company has accrued $0.2 million related to this matter. None of the expenditures related to this matter are recoverable from the U.S. government.
Inflective, Inc. (“Inflective”) Litigation
On December 18, 2014, Inflective filed a complaint against Aerojet Rocketdyne and Kathleen E. Redd, individually, in the Superior Court of the State of California, Sacramento County, Inflective, Inc. v Aerojet Rocketdyne, Inc., Kathleen E. Redd, et al, Case No. T4358. Inflective asserts in the complaint causes for breach of contract, breach of implied contract, false promise, inducing breach of contract, intentional interference with contractual relations, negligent interference with prospective economic relations, and intentional interference with prospective economic relations and is seeking damages in excess of $3.0 million, punitive damages, interest and attorney’s costs. The complaint arises out of the Company’s implementation of ProjectOne, a company-wide enterprise resource planning (“ERP”) system, for which Inflective had been a consultant to the Company. The Company believes the allegations are without merit and intends to contest this matter vigorously. On February 6, 2015, Aerojet Rocketdyne and Ms. Redd filed a demurrer to the complaint seeking to have the complaint dismissed for failure to allege facts sufficient to support the causes of action therein. On June 9, 2015, the Court sustained the demurrer in part and overruled the demurrer in part, with leave to amend.  On June 18, 2015, Inflective filed an amended complaint in which it reiterated all the causes of action dismissed by the Court.  On June 30, 2015, Aerojet Rocketdyne and Ms. Redd filed a demurrer and motion to strike seeking to have (a) all claims and references to a purported “finder’s fee” stricken from the case and (b) the causes of action against Ms. Redd for intentional and negligent interference with prospective business relations dismissed with prejudice.  The hearing for the demurrer and motion is scheduled for October 16, 2015. The Company has not recorded any liability for this matter as of August 31, 2015.
Orbital and ORB-3 Launch Failure
On September 21, 2015, Aerojet Rocketdyne entered into a Settlement and Mutual Release Agreement (the “Agreement”) with Orbital Sciences Corporation (“Orbital”) pursuant to which the parties mutually agreed to a termination for convenience of the contract relating to the provision by Aerojet Rocketdyne of 20 AJ-26 liquid propulsion rocket engines to Orbital for the Antares program (the “Contract”). The Agreement also settles all claims the parties may have had against one another arising out of the Contract and the launch failure that occurred on October 28, 2014 of an Antares launch vehicle carrying the Cygnus ORB-3 service and cargo module (“ORB-3”). The ORB-3 launch vehicle was powered by two AJ-26 engines supplied to Orbital by Aerojet Rocketdyne. Under the terms of the Agreement, Aerojet Rocketdyne made a one-time payment of $50.0 million to Orbital on September 30, 2015, and Orbital transferred to Aerojet Rocketdyne title to the 10 engines remaining to be delivered under the Contract. Aerojet Rocketdyne is seeking reimbursement from its insurers of a portion of the settlement costs. The Company has accrued $50.0 million for this matter as of August 31, 2015.

Socorro
On May 12, 2015, a complaint for personal injuries, loss of consortium and punitive damages was filed by James Chavez, Andrew Baca, and their respective spouses, against Aerojet Rocketdyne and the Board of Regents of New Mexico Tech in the Seventh Judicial District, County of Socorro, New Mexico, James Chavez, et al., vs. Aerojet Rocketdyne, Inc., et al., Case No. D725CV201500047. Messrs. Chavez and Baca were employees of Aerotek, a contractor to Aerojet Rocketdyne, who were injured when excess energetic materials being managed by the Energetic Materials Research and Testing Center, a research division of New Mexico Tech, ignited in an unplanned manner. The complaint alleges causes of action based on negligence and negligence per se, strict liability, and willful, reckless and wanton conduct against Aerojet Rocketdyne, and seeks unspecified compensatory and punitive damages. The Company has filed its answer and discovery has commenced. The Company has alerted its insurance carriers of this action and on September 23, 2015, the Company tendered the defense of the case to Aerotek pursuant to Aerotek’s contract for services with Aerojet Rocketdyne. No liability for this matter has been recorded by the Company as of August 31, 2015.
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
b. Environmental Matters
The Company is involved in over forty environmental matters under the Comprehensive Environmental Response Compensation and Liability Act, the Resource Conservation Recovery Act, and other federal, state, local, and foreign laws relating to soil and groundwater contamination, hazardous waste management activities, and other environmental matters at some of its current and former facilities. The Company is also involved in a number of remedial activities at third party sites, not owned by the Company, where it is designated a potentially responsible party (“PRP”) by either the U.S. Environmental Protection Agency (“EPA”) and/or a state agency. In many of these matters, the Company is involved with other PRPs. In some instances, the Company’s liability and proportionate share of costs have not been determined largely due to uncertainties as to the nature and extent of site conditions and the Company’s involvement. While government agencies frequently claim PRPs are jointly and severally liable at such sites, in the Company’s experience, interim and final allocations of liability and costs are generally made based on relative contributions of waste or contamination. Anticipated costs associated with environmental remediation that are probable and estimable are accrued. In cases where a date to complete remedial activities at a particular site cannot be determined by reference to agreements or otherwise, the Company projects costs over an appropriate time period not exceeding fifteen years; in such cases, generally the Company does not have the ability to reasonably estimate environmental remediation costs that are beyond this period. Factors that could result in changes to the Company’s estimates include completion of current and future soil and groundwater investigations, new claims, future agency demands, discovery of more or less contamination than expected, discovery of new contaminants, modification of planned remedial actions, changes in estimated time required to remediate, new technologies, and changes in laws and regulations.
As of August 31, 2015, the aggregate range of these anticipated environmental costs was $236.1 million to $462.2 million and the accrued amount was $236.1 million. See Note 7(c) for a summary of the environmental reserve activity. Of these accrued liabilities, approximately 98% relates to the Company’s U.S. government contracting business and a portion of this liability is recoverable. The significant environmental sites are discussed below. The balance of the accrued liabilities, which are not recoverable from the U.S. government, relate to other sites for which the Company’s obligations are probable and estimable.
Sacramento, California Site
In 1989, a federal district court in California approved a Partial Consent Decree (“PCD”) requiring Aerojet Rocketdyne, among other things, to conduct a Remedial Investigation and Feasibility Study to determine the nature and extent of impacts due to the release of chemicals from the Sacramento, California site, monitor the American River and offsite public water supply wells, operate Groundwater Extraction and Treatment facilities that collect groundwater at the site perimeter, and pay certain government oversight costs. The primary chemicals of concern for both on-site and off-site groundwater are trichloroethylene, perchlorate, and n-nitrosodimethylamine. The PCD has been revised several times, most recently in 2002. The 2002 PCD revision (a) separated the Sacramento site into multiple operable units to allow quicker implementation of remedy for critical areas; (b) required the Company to guarantee up to $75 million (in addition to a prior $20 million guarantee) to assure that Aerojet Rocketdyne’s Sacramento remediation activities are fully funded; and (c) removed approximately 2,600 acres of non-contaminated land from the EPA superfund designation.
Aerojet Rocketdyne is involved in various stages of soil and groundwater investigation, remedy selection, design, and remedy construction associated with the operable units. In 2002, the EPA issued a Unilateral Administrative Order (“UAO”) requiring Aerojet Rocketdyne to implement the EPA-approved remedial action in the Western Groundwater Operable Unit. An identical order was issued by the California Regional Water Quality Control Board, Central Valley (“Central Valley RWQCB”). On July 7, 2011, the EPA issued Aerojet Rocketdyne its Approval of Remedial Action Construction Completion Report for Western Groundwater Operable Unit and its Determination of Remedy as Operational and Functional. On September 20, 2011, the EPA issued two UAOs to Aerojet Rocketdyne to complete a remedial design and implement remedial action for the Perimeter Groundwater Operable Unit. One UAO addresses groundwater and the other addresses soils within the Perimeter Groundwater Operable Unit. Issuance of the UAOs is the next step in the superfund process for the Perimeter Groundwater Operable Unit. Aerojet Rocketdyne submitted a final Remedial Investigation Report for the Boundary Operable Unit in 2010 and a revised Feasibility Study for the Boundary Operable Unit in 2012. A Record of Decision was issued by the EPA on August 4, 2015. A draft Remedial Investigation Report for the Island Operable Unit was submitted in January 2013 and the Final Remedial Investigation Report was issued on September 3, 2015. The remaining operable units are under various stages of investigation.
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
As of August 31, 2015, the estimated range of anticipated costs discussed above for the Sacramento, California site was $143.7 million to $242.3 million and the accrued amount was $143.7 million included as a component of the Company’s environmental reserves. Expenditures associated with this matter are partially recoverable. See Note 7(c) below for further discussion on recoverability.
Baldwin Park Operable Unit (“BPOU”)
As a result of its former Azusa, California operations, in 1994 Aerojet Rocketdyne was named a PRP by the EPA in the area of the San Gabriel Valley Basin superfund site known as the BPOU. Between 1995 and 1997, the EPA issued Special Notice Letters to Aerojet Rocketdyne and eighteen other companies requesting that they implement a groundwater remedy. On June 30, 2000, the EPA issued a UAO ordering the PRPs to implement a remedy consistent with the 1994 record of decision. Aerojet Rocketdyne, along with seven other PRPs (the "Cooperating Respondents”) signed a Project Agreement in late March 2002 with the San Gabriel Basin Water Quality Authority, the Main San Gabriel Basin Watermaster, and five water companies (the “Water Entities”). The Project Agreement, which has a term of fifteen years, became effective May 9, 2002 and will terminate in May 2017. It is uncertain as to all the remedial actions that will be required beyond May 2017. However, the Project Agreement stipulates that the parties agree to negotiate in good faith in an effort to reach agreement as to the terms and conditions of an extension of the term in the event that a Final Record of Decision anticipates, or any of the parties desire, the continued operation of all or a substantial portion of the project facilities. In November 2014, the EPA met with representatives from the Cooperating Respondents regarding the end of the Project Agreement and plans for discussions with the Water Entities. The EPA, the Water Entities and Aerojet Rocketdyne and the other Cooperating Respondents have begun settlement discussions regarding the expiration of the Project Agreement in 2017 and the path forward. Discussions have occurred over the summer of 2015 and on September 10, 2015, the parties, including the EPA, met to discuss progress including a new Project Agreement to commence in 2017. At this meeting, Aerojet Rocketdyne and the other Cooperating Respondents proposed a new Project Agreement term limit. That proposal was rejected by the EPA and the Water Entities which want a longer term. Pursuant to the Project Agreement, the Cooperating Respondents fund through an escrow account the capital, operational, maintenance, and administrative costs of certain treatment and water distribution facilities to be owned and operated by the water companies. There are also provisions in the Project Agreement for maintaining financial assurance.
Aerojet Rocketdyne and the other Cooperating Respondents entered into an interim allocation agreement, which was renewed effective March 28, 2014, that establishes the interim payment obligations, subject to final reallocation, of the Cooperating Respondents for the costs incurred pursuant to the Project Agreement. Under the interim allocation, Aerojet Rocketdyne is responsible for approximately 70% (increased from approximately 68%) of all project costs. Since entering into the Project Agreement, two of the Cooperating Respondents, Huffy Corporation, and Fairchild Corporation (“Fairchild”), have filed for bankruptcy and are no longer participating in the Project Agreement. The interim allocation has been adjusted to account for their shares. On September 30, 2014, another of the Cooperating Respondents, Reichhold, Inc. ("Reichhold"), filed for bankruptcy under Chapter 11. Reichhold has not accepted or rejected the Project Agreement, but did not provide its share of additional funding required in December 2014 under the Project Agreement.   The financial assurance Reichhold previously provided to the Trust under the Project Agreement is being accessed by the Trust to fund Reichhold’s share.  Reichhold has stopped paying and Aerojet Rocketdyne increased its contribution for its portion of Reichhold’s share. Prior to filing for bankruptcy, Fairchild filed suit against the other Cooperating Respondents (the “Fairchild Litigation”), but the litigation has been dismissed as discussed below. Aerojet Rocketdyne and the remaining Cooperating Respondents are completing a final allocation agreement under which Aerojet Rocketdyne’s share of the costs will be 74%.
On June 24, 2010, Aerojet Rocketdyne filed a complaint against Chubb Custom Insurance Company in Los Angeles County Superior Court, Aerojet-General Corporation v. Chubb Custom Insurance Company Case No. BC440284, seeking declaratory relief and damages regarding Chubb’s failure to pay certain project modification costs and failure to issue an endorsement to add other water sources that may require treatment as required under insurance policies issued to Aerojet Rocketdyne and the other Cooperating Respondents. Aerojet Rocketdyne agreed to dismiss the case without prejudice and a settlement was reached with Chubb, but required Fairchild’s agreement. Attempts to obtain Fairchild’s agreement included a motion before the Fairchild Bankruptcy Court by the Cooperating Respondents (including Aerojet Rocketdyne) seeking approval of the settlement with Chubb. That motion was denied without prejudice, and the Court directed the parties to mediation in an effort to resolve the claims between the Cooperating Respondents and Fairchild over responsibility for the remediation costs previously paid by Fairchild and the Cooperating Respondents (involved in the Fairchild Litigation) and approval by Fairchild of the Chubb settlement. Following a mediation and negotiations over language, settlement agreements were reached (1) as between The Fairchild Liquidating Trust, on the one hand, and the Cooperating Respondents (including Reichhold), on the other hand, resolving the Fairchild Litigation and (2) as between Chubb, on the one hand, and the insureds under the Chubb Policy (including Reichhold and the other Cooperating Respondents ) and the Fairchild Liquidating Trust, on the other hand. The settlements provide for (1) payment by Chubb of $2 million, of which Fairchild would receive $0.3 million and the remainder would be payable to Aerojet Rocketdyne and the other Cooperating Respondents on the basis of their interim allocations; (2) the replacement of bankruptcy claims filed by individual Cooperating Respondents with a single allowed General Unsecured Claim on behalf of all the Cooperating Respondents in the amount of $3.3 million; and (3) mutual dismissals with prejudice in the Fairchild Litigation. The settlements are effective, Chubb funded in accordance with the settlements, dismissals were entered in the Fairchild Litigation in accordance with the settlements, and the Fairchild Litigation is no longer pending against Aerojet Rocketdyne.
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
As of August 31, 2015, the estimated range of anticipated costs was $78.5 million to $197.9 million and the accrued amount was $78.5 million included as a component of the Company’s environmental reserves. The primary reason for the increase in the reserve related to BPOU is to reflect the anticipated costs through the term of a new Project Agreement, and the amount accrued is based on the proposal by Aerojet Rocketdyne and the other Cooperating Respondents. The Water Entities and the EPA have rejected the new Agreement term limits proposed by Aerojet Rocketdyne and the Cooperating Respondents. There can be no assurance that the term of the new Project Agreement will not be longer than proposed by the Company and, if so, the Company may be required to make an additional accrual to reflect the longer time period. Expenditures associated with this matter are partially recoverable. See Note 7(c) below for further discussion on recoverability.
Toledo, Ohio Site
The Company previously manufactured products for the automotive industry at a Toledo, Ohio site, which was adjacent to the Ottawa River. This facility was divested in 1990 and the Company indemnified the buyer for claims and liabilities arising out of certain pre-divestiture environmental matters. In August 2007, the Company, along with numerous other companies, received from the United States Department of Interior Fish and Wildlife Service a notice of a Natural Resource Damage (“NRD”) Assessment Plan for the Ottawa River and Northern Maumee Bay. A group of PRPs, including the Company, was formed to respond to the NRD assessment and to pursue funding from the Great Lakes Legacy Act for primary restoration. In August 2013, the PRPs voted to accept the State and Federal Trustees’ proposal resolving the NRD Assessment and other claims. A Consent Decree must be negotiated and approved before the settlement becomes final. As of August 31, 2015, the estimated range of the Company’s share of anticipated costs for the NRD matter was zero to $0.2 million and the Company does not have a liability recorded. None of the expenditures related to this matter are recoverable from the U.S. government.

Wabash, Indiana Site
The Company owned and operated a former rubber processing plant in Wabash, Indiana from 1937 to 2004. Pursuant to a request from the Indiana Department of Environmental Management (“IDEM”), the Company conducted an initial site investigation of the soil and groundwater at the site and a report was submitted to IDEM. By letter of June 11, 2014, IDEM directed the Company to conduct additional investigation of the site, including a vapor intrusion investigation in areas in and around the site where trichloroethene levels in groundwater were found to exceed screening levels for vapor intrusion. Vapor mitigation systems were installed in one residence and one business where indoor air screening levels were exceeded and efforts are ongoing to install mitigation systems at a third location.  The Company is conducting further investigations of the site in accordance with the IDEM request and approved work plan. The Company sent demands to other former owners/operators of the site to participate in the site work, but no party has agreed to participate as of yet. As of August 31, 2015, the estimated range of the Company's share of anticipated costs for the Wabash, Indiana site was $0.8 million to $1.3 million and the accrued amount was $0.8 million. None of the expenditures related to this matter are recoverable from the U.S. government.
c. Environmental Reserves and Estimated Recoveries
Environmental Reserves
The Company reviews on a quarterly basis estimated future remediation costs and has an established practice of estimating environmental remediation costs over a fifteen year period, except for those environmental remediation costs with a specific contractual term. Environmental liabilities at the BPOU site are currently estimated through the term of the new Project Agreement as proposed by Aerojet Rocketdyne and the other Cooperating Respondents, which the Water Entities and the EPA have rejected. There can be no assurance that the term of the new Project Agreement will not be longer than the term proposed by the Company and, if so, the Company may be required to make an additional accrual to reflect the longer term. As the period for which estimated environmental remediation costs increases, the reliability of such estimates decreases. These estimates consider the investigative work and analysis of engineers, outside environmental consultants, and the advice of legal staff regarding the status and anticipated results of various administrative and legal proceedings. In most cases, only a range of reasonably possible costs can be estimated. In establishing the Company’s reserves, the most probable estimate is used when determinable; otherwise, the minimum amount is used when no single amount in the range is more probable. Accordingly, such estimates can change as the Company periodically evaluates and revises these estimates as new information becomes available. The Company cannot predict whether new information gained as projects progress will affect the estimated liability accrued. The timing of payment for estimated future environmental costs is influenced by a number of factors such as the regulatory approval process, and the time required to design, construct, and implement the remedy.
A summary of the Company’s environmental reserve activity is shown below:

	Aerojet Rocketdyne- Sacramento	Aerojet Rocketdyne- BPOU	Other Aerojet Rocketdyne Sites	Total Aerojet Rocketdyne	Other	Total Environmental Reserve
	(In millions)
November 30, 2014	$130.4	$21.7	$8.1	$160.2	$5.8	$166.0
Additions	27.0	64.0	1.9	92.9	0.4	93.3
Expenditures	(13.7)	(7.2)	(1.6)	(22.5)	(0.7)	(23.2)
August 31, 2015	$143.7	$78.5	$8.4	$230.6	$5.5	$236.1
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

Pre-Close Environmental Costs	$20.0
Amount spent through August 31, 2015	(18.1)
Amount included as a component of reserves for environmental remediation costs in the unaudited condensed consolidated balance sheet as of August 31, 2015	(1.9)
Remaining Pre-Close Environmental Costs	$—
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
Pursuant to the Northrop Agreement, environmental expenditures to be reimbursed are subject to annual limitations and the total reimbursements are limited to a ceiling of $189.7 million. A summary of the Northrop Agreement activity is shown below (in millions):

Total reimbursable costs under the Northrop Agreement	$189.7
Amount reimbursed to the Company through August 31, 2015	(111.7)
Potential future cost reimbursements available	78.0
Less: Long-term receivable from Northrop included in the unaudited condensed consolidated balance sheet as of August 31, 2015	(70.0)
Less: Short-term receivable from Northrop included in the unaudited condensed consolidated balance sheet as of August 31, 2015	(6.0)
Less: Amounts recoverable from Northrop included in recoverable from the U.S. government and other third parties for environmental remediation costs in the unaudited condensed consolidated balance sheet as of August 31, 2015	(2.0)
Potential future recoverable amounts available under the Northrop Agreement	$—
The Company’s applicable cost estimates reached the cumulative limitation under the Northrop Agreement during the third quarter of fiscal 2010. The Company has expensed $53.6 million of environmental remediation provision adjustments above the cumulative limitation under the Northrop Agreement through August 31, 2015. Accordingly, subsequent to the third quarter of fiscal 2010, the Company has incurred a higher percentage of expense related to additions to the Sacramento site and BPOU site environmental reserve until, and if, an arrangement is reached with the U.S. government. While the Company is currently seeking an arrangement with the U.S. government to recover environmental expenditures in excess of the reimbursement ceiling identified in the Northrop Agreement, there can be no assurances that such a recovery will be obtained, or if not obtained, that such unreimbursed environmental expenditures will not have a materially adverse effect on the Company’s operating results, financial condition, and/or cash flows.
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

	Three months ended August 31,		Nine months ended August 31,
	2015	2014	2015	2014
	(In millions)
Estimated recoverable amounts under U.S. government contracts	$52.2	$9.8	$60.1	$17.5
Expense to unaudited condensed consolidated statement of operations	29.5	5.4	33.2	8.0
Total environmental reserve adjustments	$81.7	$15.2	$93.3	$25.5
Note 8. Arrangements with Off-Balance Sheet Risk
As of August 31, 2015, arrangements with off-balance sheet risk consisted of:

•
$43.5 million in outstanding commercial letters of credit expiring through April 2016, the majority of which may be renewed, primarily to collateralize obligations for environmental remediation and insurance coverage.

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
As part of the Company's on-going efforts to optimize business resources, during the fourth quarter of fiscal 2014, the Company determined a cost reduction plan (the “Restructuring Plan - Phase II”) was necessary which resulted in the accrual for the reduction of the Company's overall headcount by approximately 90 employees and the closing of a facility. In connection with the Restructuring Plan - Phase II, the Company recorded a liability of $4.3 million in the fourth quarter of fiscal 2014, consisting of costs for severance, employee-related benefits and other associated expenses. Additionally, in the first quarter of fiscal 2015, the Company determined that the overall headcount should be reduced by approximately an additional 60 employees which resulted in the Company recording a liability of $4.1 million. In the second and third quarters of fiscal 2015, the Company recorded reductions to the liability of $5.1 million and $1.5 million, respectively, primarily for payments made under the cost reduction plan and changes to the expected headcount reduction. These costs are primarily a component of the Company’s fiscal 2015 U.S. government forward pricing rates, and therefore, will be recovered through the pricing of the Company’s products and services to the U.S. government.
During the second quarter of fiscal 2015, the Company initiated a competitive improvement program (the “CIP”) comprised of activities and initiatives aimed at reducing costs in order for the Company to continue to compete successfully. The CIP is composed of three major components: (i) facilities optimization and footprint reduction; (ii) product affordability; and (iii) reduced administrative and overhead costs. Under the CIP, the Company expects an estimated 500 headcount reduction in its total employee population. The Company currently estimates that it will incur restructuring and related costs over the next four years totaling approximately $110 million. A summary of the Company's CIP reserve activity for the first nine months of fiscal 2015 is shown below:

	Severance	Retention	Total
	(In millions)
February 28, 2015	$—	$—	$—
Accrual established	10.7	0.5	11.2
May 31, 2015	10.7	0.5	11.2
Accrual	2.4	1.1	3.5
August 31, 2015	$13.1	$1.6	$14.7
The costs associated with the CIP will be a component of the Company’s U.S. government forward pricing rates, and therefore, will be recovered through the pricing of the Company’s products and services to the U.S. government. In addition to the employee-related CIP obligations, the Company incurred non-cash accelerated depreciation expense of $0.4 million in the first nine months of fiscal 2015 associated with changes in the estimated useful life of long-lived assets impacted by the CIP.
In addition, as part of the Company's ongoing effort to optimize business resources and achieve headcount reduction goals established through the CIP, the Company offered a Voluntary Reduction in Force ("VRIF") in July 2015 to its employees. In connection with the VRIF, the Company recorded a liability of $2.6 million in the third quarter of fiscal 2015, consisting of costs for severance, employee-related benefits and other associated expenses. These costs will be a component of the Company’s U.S. government forward pricing rates, and therefore, will be recovered through the pricing of the Company’s products and services to the U.S. government.
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
Components of retirement benefit expense (income) are:

	Pension Benefits		Postretirement Medical and Life Insurance Benefits
	Three months ended August 31,
	2015	2014	2015	2014
	(In millions)
Service cost	$2.7	$2.2	$—	$0.1
Interest cost on benefit obligation	15.9	16.8	0.5	0.6
Assumed return on plan assets	(22.1)	(23.3)	—	—
Amortization of prior service credits	—	—	(0.3)	(0.2)
Recognized net actuarial losses (gains)	20.8	13.5	(0.9)	(0.8)
Retirement benefit expense (income)	$17.3	$9.2	$(0.7)	$(0.3)

	Pension Benefits		Postretirement Medical and Life Insurance Benefits
	Nine months ended August 31,
	2015	2014	2015	2014
	(In millions)
Service cost	$8.1	$6.6	$—	$0.1
Interest cost on benefit obligation	47.7	50.3	1.5	1.9
Assumed return on plan assets	(66.3)	(69.7)	—	—
Amortization of prior service credits	—	—	(0.8)	(0.6)
Recognized net actuarial losses (gains)	62.5	40.4	(2.7)	(2.3)
Retirement benefit expense (income)	$52.0	$27.6	$(2.0)	$(0.9)
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
Customers that represented more than 10% of net sales for the periods presented are as follows:

	Three months ended August 31,		Nine months ended August 31,
	2015	2014	2015	2014
Lockheed Martin Corporation	31%	28%	28%	26%
United Launch Alliance	20%	27%	19%	26%
Raytheon Company	19%	16%	20%	17%
NASA	13%	10%	12%	12%
Sales to the U.S. government and its agencies, including sales to the Company’s significant customers discussed above, were as follows (dollars in millions):

	U.S. government sales	Percentage of net sales
Three months ended August 31, 2015	$406.8	92%
Three months ended August 31, 2014	397.5	94%
Nine months ended August 31, 2015	1,098.9	90%
Nine months ended August 31, 2014	1,095.6	95%
Selected financial information for each reportable segment is as follows:

	Three months ended August 31,		Nine months ended August 31,
	2015	2014	2015	2014
	(In millions)
Net Sales:
Aerospace and Defense	$438.9	$419.7	$1,169.3	$1,153.2
Real Estate	1.6	1.5	46.7	4.6
Total Net Sales	$440.5	$421.2	$1,216.0	$1,157.8
Segment Performance:
Aerospace and Defense	$54.0	$32.9	$132.7	$88.4
Environmental remediation provision adjustments	(29.4)	(4.7)	(32.7)	(6.6)
Retirement benefit plan expense	(12.3)	(6.1)	(37.1)	(18.3)
Unusual items	(50.1)	(0.1)	(49.4)	(0.2)
Aerospace and Defense Total	(37.8)	22.0	13.5	63.3
Real Estate	0.9	0.8	33.4	2.6
Total Segment Performance	$(36.9)	$22.8	$46.9	$65.9
Reconciliation of segment performance to loss from continuing operations before income taxes:
Segment performance	$(36.9)	$22.8	$46.9	$65.9
Interest expense	(11.9)	(14.0)	(38.5)	(39.0)
Interest income	0.1	—	0.2	—
Stock-based compensation expense	(2.3)	(1.5)	(9.6)	(4.5)
Corporate retirement benefit plan expense	(4.3)	(2.8)	(12.9)	(8.4)
Corporate and other expense, net	(4.5)	(5.8)	(16.2)	(15.5)
Unusual items	(1.1)	(9.8)	(1.8)	(60.8)
Loss from continuing operations before income taxes	$(60.9)	$(11.1)	$(31.9)	$(62.3)
Note 12. Unusual Items
Total unusual items expense, a component of other expense, net in the unaudited condensed consolidated statements of operations, for the third quarter and first nine months of fiscal 2015 and 2014 was as follows:

	Three months ended August 31,		Nine months ended August 31,
	2015	2014	2015	2014
	(In millions)
Unusual items
Legal related matters	$0.1	$0.1	$(0.6)	$0.2
Legal settlement	50.0	—	50.0	—
Loss on debt repurchased	1.1	9.8	1.8	60.6
Write-off of deferred financing costs associated with a bank amendment	—	—	—	0.2
	$51.2	$9.9	$51.2	$61.0
 First nine months of fiscal 2015 Activity:
The Company recorded an expense of $50.0 million associated with a legal settlement. See Note 7(a).
The Company recorded $0.6 million for realized gains net of interest expense associated with the failure to register with the SEC the issuance of certain of the Company’s common shares under the defined contribution 401(k) employee benefit plan.
The Company retired $68.0 million principal amount of its delayed draw term loan resulting in $1.8 million of losses associated with the write-off of deferred financing fees.
First nine months of fiscal 2014 Activity:
The Company recorded $0.2 million for realized losses and interest expense associated with the failure to register with the SEC the issuance of certain of the Company’s common shares under the defined contribution 401(k) employee benefit plan.
A summary of the Company’s loss on the 4 1/16% Debentures repurchased during the third quarter and first nine months of fiscal 2014 is as follows:

	Three months ended August 31,	Nine months ended August 31,
	2014	2014
	(In millions)
Principal amount repurchased	$9.4	$59.6
Cash repurchase price	(19.1)	(119.9)
Write-off of deferred financing costs	(0.1)	(0.3)
Loss on 4 1/16% Debentures repurchased	$(9.8)	$(60.6)
Note 13. Revisions
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

	Fiscal 2014
	Previously Reported	Revised	Previously Reported	Revised	Previously Reported	Revised
	First Quarter	First Quarter	Second Quarter	Second Quarter	Third Quarter	Third Quarter
	(In millions, except per share amounts)
Statement of Operations (1):
Net sales	$329.7	$332.1	$403.1	$404.5	$419.5	$421.2
Cost of sales (exclusive of items shown separately on Statement of Operations)	286.0	288.5	367.0	369.4	374.2	376.5
Selling, general and administrative	9.2	9.2	9.2	9.2	9.7	9.7
Depreciation and amortization	14.8	14.9	15.4	15.7	15.7	15.8
Other expense, net	7.4	7.6	48.5	48.3	16.3	16.3
Operating income (loss)	12.3	11.9	(37.0)	(38.1)	3.6	2.9
Total non-operating expenses, net	12.4	12.4	12.6	12.6	14.0	14.0
Loss from continuing operations before income taxes	(0.1)	(0.5)	(49.6)	(50.7)	(10.4)	(11.1)
Loss from continuing operations	(2.1)	(2.3)	(49.4)	(50.1)	(9.7)	(10.1)
(Loss) income from discontinued operations, net of income taxes	—	—	(0.8)	(0.8)	0.2	0.2
Net loss	(2.1)	(2.3)	(50.2)	(50.9)	(9.5)	(9.9)
Basic and diluted loss per share:
Loss per share from continuing operations	(0.03)	(0.04)	(0.86)	(0.87)	(0.17)	(0.18)
Loss per share from discontinued operations, net of income taxes	—	—	(0.01)	(0.01)	—	—
Net loss per share	$(0.03)	$(0.04)	$(0.87)	$(0.88)	$(0.17)	$(0.18)
_____
(1) The revised year-to-date amounts can be derived from the reporting periods presented above.

	Previously Reported	Revised
	Nine months ended August 31, 2014	Nine months ended August 31, 2014
	(In millions)
Statement of Cash Flows (1)
Net loss	$(61.8)	$(63.1)
Adjustments to reconcile net loss to net cash provided by operating activities:
Loss from discontinued operations, net of income taxes	0.6	0.6
Depreciation and amortization	45.9	46.4
Amortization of debt discount and financing costs	2.7	2.7
Stock-based compensation	4.5	4.5
Retirement benefit expense	26.7	26.7
Loss on debt repurchased	60.6	60.6
Loss on bank amendment	0.2	0.2
Loss on disposal of long-lived assets	2.5	2.5
Tax benefit on stock-based awards	(1.5)	(1.5)
Changes in assets and liabilities:
Accounts receivable	(0.8)	(0.8)
Inventories	(27.2)	(25.5)
Other current assets, net	(3.5)	(3.5)
Income tax receivable	1.4	0.5
Real estate held for entitlement and leasing	(7.7)	(7.7)
Receivable from Northrop	(2.0)	(2.0)
Recoverable from the U.S. government and other third parties for environmental remediation costs	5.4	5.4
Other noncurrent assets	(24.0)	(24.0)
Accounts payable	(7.1)	(7.1)
Postretirement medical and life benefits	(4.2)	(4.2)
Advance payments on contracts	18.0	18.0
Other current liabilities	10.9	10.9
Deferred income taxes	(6.1)	(6.1)
Reserves for environmental remediation costs	(2.7)	(2.7)
Other noncurrent liabilities	3.4	3.4
Net cash provided by continuing operations	34.2	34.2
Net cash used in discontinued operations	(0.1)	(0.1)
Net Cash Provided by Operating Activities	$34.1	$34.1
_____
(1) The revisions did not change the cash flows from investing or financing activities.
Note 14. Condensed Consolidating Financial Information
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

Condensed Consolidating Statements of Operations and Comprehensive (Loss) Income
(Unaudited)

Three months ended August 31, 2015	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
	(In millions)
Net sales	$—	$432.4	$8.1	$—	$440.5
Cost of sales (exclusive of items shown separately below)	—	366.6	6.9	(0.2)	373.3
AR1 research and development (see Note 1)	—	8.3	—	—	8.3
Selling, general and administrative	4.5	6.5	0.5	—	11.5
Depreciation and amortization	—	15.9	0.2	—	16.1
Interest expense	11.5	0.4	—	—	11.9
Other, net	1.4	79.2	(0.5)	0.2	80.3
(Loss) income from continuing operations before income taxes	(17.4)	(44.5)	1.0	—	(60.9)
Income tax benefit	(6.0)	(15.9)	(0.3)		(22.2)
(Loss) income from continuing operations	(11.4)	(28.6)	1.3	—	(38.7)
Income from discontinued operations	0.6	—	—	—	0.6
(Loss) income before equity income of subsidiaries	(10.8)	(28.6)	1.3	—	(38.1)
Equity (loss) income of subsidiaries	(27.3)	—	—	27.3	—
Net (loss) income	$(38.1)	$(28.6)	$1.3	$27.3	$(38.1)
Comprehensive (loss) income	$(26.5)	$(20.0)	$1.3	$18.7	$(26.5)

Three months ended August 31, 2014	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
	(In millions)
Net sales	$—	$415.4	$5.8	$—	$421.2
Cost of sales (exclusive of items shown separately below)	—	371.7	4.9	(0.1)	376.5
Selling, general and administrative	3.4	5.9	0.4	—	9.7
Depreciation and amortization	—	15.5	0.3	—	15.8
Interest expense	13.5	0.5	—	—	14.0
Other, net	9.8	7.2	(0.8)	0.1	16.3
(Loss) income from continuing operations before income taxes	(26.7)	14.6	1.0	—	(11.1)
Income tax (benefit) provision	(6.2)	4.4	0.8	—	(1.0)
(Loss) income from continuing operations	(20.5)	10.2	0.2	—	(10.1)
Income from discontinued operations	0.2	—	—	—	0.2
(Loss) income before equity income of subsidiaries	(20.3)	10.2	0.2	—	(9.9)
Equity income of subsidiaries	10.4	—	—	(10.4)	—
Net (loss) income	$(9.9)	$10.2	$0.2	$(10.4)	$(9.9)
Comprehensive (loss) income	$(2.4)	$15.4	$0.2	$(15.6)	$(2.4)

Nine months ended August 31, 2015	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
	(In millions)
Net sales	$—	$1,187.9	$28.1	$—	$1,216.0
Cost of sales (exclusive of items shown separately below)	—	1,007.4	19.5	(0.5)	1,026.4
AR1 research and development (see Note 1)	—	10.5	—	—	10.5
Selling, general and administrative	19.1	19.0	1.5	—	39.6
Depreciation and amortization	—	47.5	0.7	—	48.2
Interest expense	37.1	1.4	—	—	38.5
Other, net	9.8	76.2	(1.8)	0.5	84.7
(Loss) income from continuing operations before income taxes	(66.0)	25.9	8.2	—	(31.9)
Income tax (benefit) provision	(22.0)	11.0	3.5	—	(7.5)
(Loss) income from continuing operations	(44.0)	14.9	4.7	—	(24.4)
Income from discontinued operations	0.8	—	—	—	0.8
(Loss) income before equity income of subsidiaries	(43.2)	14.9	4.7	—	(23.6)
Equity income of subsidiaries	19.6			(19.6)	—
Net (loss) income	$(23.6)	$14.9	$4.7	$(19.6)	$(23.6)
Comprehensive income	$12.4	$41.7	$4.7	$(46.4)	$12.4

Nine months ended August 31, 2014	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
	(In millions)
Net sales	$—	$1,138.6	$19.2	$—	$1,157.8
Cost of sales (exclusive of items shown separately below)	—	1,017.0	17.8	(0.4)	1,034.4
Selling, general and administrative	9.0	17.9	1.2	—	28.1
Depreciation and amortization	0.1	45.5	0.8	—	46.4
Interest expense	37.1	1.9	—	—	39.0
Other, net	59.3	14.4	(1.9)	0.4	72.2
(Loss) income from continuing operations before income taxes	(105.5)	41.9	1.3	—	(62.3)
Income tax (benefit) provision	(16.0)	15.3	0.9	—	0.2
(Loss) income from continuing operations	(89.5)	26.6	0.4	—	(62.5)
Loss from discontinued operations	(0.6)	—	—	—	(0.6)
(Loss) income before equity income of subsidiaries	(90.1)	26.6	0.4	—	(63.1)
Equity income of subsidiaries	27.0	—	—	(27.0)	—
Net (loss) income	$(63.1)	$26.6	$0.4	$(27.0)	$(63.1)
Comprehensive (loss) income	$(40.4)	$42.1	$0.4	$(42.5)	$(40.4)

Condensed Consolidating Balance Sheets
(Unaudited)

August 31, 2015	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
	(In millions)
Cash and cash equivalents	$240.2	$2.9	$0.2	$—	$243.3
Accounts receivable	—	184.8	1.9	—	186.7
Inventories	—	140.8	7.9	—	148.7
Recoverable from the U.S. government, Northrop, and other third parties for environmental remediation costs	—	29.2	—	—	29.2
Other current assets, net	43.9	42.0	1.1	(27.0)	60.0
Deferred income taxes	5.1	13.6	0.7	—	19.4
Total current assets	289.2	413.3	11.8	(27.0)	687.3
Property, plant and equipment, net	4.7	341.3	5.8	—	351.8
Recoverable from the U.S. government and other third parties for environmental remediation costs	0.7	122.5	—	—	123.2
Deferred income taxes	59.6	176.9	17.1	—	253.6
Goodwill	—	164.4	—	—	164.4
Intercompany receivable	—	169.4	44.5	(213.9)	—
Investments in subsidiaries	564.2	—	—	(564.2)	—
Other noncurrent assets and intangibles, net	25.4	293.3	58.4	—	377.1
Total assets	$943.8	$1,681.1	$137.6	$(805.1)	$1,957.4
Short-term borrowings and current portion of long-term debt	$5.0	$0.3	$—	$—	$5.3
Accounts payable	0.8	87.0	0.9	—	88.7
Reserves for environmental remediation costs	1.2	36.4	—	—	37.6
Other current liabilities and advance payments on contracts	35.8	438.2	6.0	(27.0)	453.0
Postretirement medical and life insurance benefits	5.0	1.4	—	—	6.4
Total current liabilities	47.8	563.3	6.9	(27.0)	591.0
Long-term debt	655.8	0.1	—	—	655.9
Reserves for environmental remediation costs	4.2	194.3	—	—	198.5
Pension benefits	72.5	399.2	—	—	471.7
Intercompany payable	213.9	—	—	(213.9)	—
Postretirement medical and life insurance benefits	35.8	13.6	—	—	49.4
Other noncurrent liabilities	21.0	65.1	12.0	—	98.1
Total liabilities	1,051.0	1,235.6	18.9	(240.9)	2,064.6
Commitments and contingencies (Note 7)
Redeemable common stock	0.1	—	—	—	0.1
Total stockholders’ (deficit) equity	(107.3)	445.5	118.7	(564.2)	(107.3)
Total liabilities, redeemable common stock, and stockholders’ (deficit) equity	$943.8	$1,681.1	$137.6	$(805.1)	$1,957.4

November 30, 2014	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
	(In millions)
Cash and cash equivalents	$271.6	$—	$—	$(5.7)	$265.9
Accounts receivable	—	170.4	2.5	—	172.9
Inventories	—	133.6	5.4	—	139.0
Recoverable from the U.S. government, Northrop, and other third parties for environmental remediation costs	0.1	25.3	—	—	25.4
Other current assets, net	3.5	31.6	0.8	—	35.9
Income taxes	31.0	1.8	—	(30.7)	2.1
Deferred income taxes	5.6	18.8	0.9	—	25.3
Total current assets	311.8	381.5	9.6	(36.4)	666.5
Property, plant and equipment, net	4.7	356.9	5.9	—	367.5
Recoverable from the U.S. government and other third parties for environmental remediation costs	0.7	80.5	—	—	81.2
Deferred income taxes	57.7	183.4	17.9	—	259.0
Goodwill	—	164.4	—	—	164.4
Intercompany receivable	—	97.7	29.2	(126.9)	—
Investments in subsidiaries	503.0	—	—	(503.0)	—
Other noncurrent assets and intangibles, net	28.1	298.9	56.0	—	383.0
Total assets	$906.0	$1,563.3	$118.6	$(666.3)	$1,921.6
Short-term borrowings and current portion of long-term debt	$5.0	$0.3	$—	$—	$5.3
Accounts payable	1.5	103.1	4.6	(5.7)	103.5
Reserves for environmental remediation costs	1.0	30.9	—	—	31.9
Other current liabilities and advance payments on contracts	31.5	415.9	3.5	(30.7)	420.2
Postretirement medical and life insurance benefits	5.0	1.4	—	—	6.4
Total current liabilities	44.0	551.6	8.1	(36.4)	567.3
Long-term debt	776.6	0.3	—	—	776.9
Reserves for environmental remediation costs	4.8	129.3	—	—	134.1
Pension benefits	67.0	415.8	—	—	482.8
Intercompany payable	126.9	—	—	(126.9)	—
Postretirement medical and life insurance benefits	37.7	14.0	—	—	51.7
Other noncurrent liabilities	19.9	48.2	11.6	—	79.7
Total liabilities	1,076.9	1,159.2	19.7	(163.3)	2,092.5
Commitments and contingencies (Note 7)
Redeemable common stock	1.6	—	—	—	1.6
Total stockholders’ (deficit) equity	(172.5)	404.1	98.9	(503.0)	(172.5)
Total liabilities, redeemable common stock, and stockholders’ (deficit) equity	$906.0	$1,563.3	$118.6	$(666.3)	$1,921.6

Condensed Consolidating Statements of Cash Flows
(Unaudited)

Nine months ended August 31, 2015	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
	(In millions)
Net cash (used in) provided by operating activities	$(43.4)	$92.2	$16.0	$5.7	$70.5
Cash flows from investing activities:
Capital expenditures	—	(17.4)	(0.5)	—	(17.9)
Net cash used in investing activities	—	(17.4)	(0.5)	—	(17.9)
Cash flows from financing activities:
Debt repayments / repurchases	(71.8)	(0.2)	—	—	(72.0)
Net transfers from (to) parent	87.0	(71.7)	(15.3)	—	—
Other financing activities	(3.2)	—	—	—	(3.2)
Net cash provided by (used in) financing activities	12.0	(71.9)	(15.3)	—	(75.2)
Net (decrease) increase in cash and cash equivalents	(31.4)	2.9	0.2	5.7	(22.6)
Cash and cash equivalents at beginning of year	271.6	—	—	(5.7)	265.9
Cash and cash equivalents at end of period	$240.2	$2.9	$0.2	$—	$243.3

Nine months ended August 31, 2014	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
	(In millions)
Net cash (used in) provided by operating activities	$(15.9)	$51.2	$(1.0)	$(0.2)	$34.1
Cash flows from investing activities:
Capital expenditures	(0.1)	(31.2)	(0.6)	—	(31.9)
Other investing activities	0.2	—	—	—	0.2
Net cash provided by (used in) investing activities	0.1	(31.2)	(0.6)	—	(31.7)
Cash flows from financing activities:
Debt repayments / repurchases	(164.8)	(0.2)	—	—	(165.0)
Proceeds from issuance of debt	189.0	—	—	—	189.0
Debt issuance costs	(4.2)	—	—	—	(4.2)
Net transfers from (to) parent	22.9	(24.7)	1.8	—	—
Other financing activities	(64.9)	—	—	—	(64.9)
Net cash (used in) provided by financing activities	(22.0)	(24.9)	1.8	—	(45.1)
Net (decrease) increase in cash and cash equivalents	(37.8)	(4.9)	0.2	(0.2)	(42.7)
Cash and cash equivalents at beginning of year	192.7	4.9	—	—	197.6
Cash and cash equivalents at end of period	$154.9	$—	$0.2	$(0.2)	$154.9

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
A summary of the significant financial highlights for the third quarter of fiscal 2015 which management uses to evaluate our operating performance and financial condition is presented below.

•	Net sales for the third quarter of fiscal 2015 totaled $440.5 million compared to $421.2 million for the third quarter of fiscal 2014.

•
Net loss for the third quarter of fiscal 2015 was $(38.1) million, or $(0.62) loss per share, compared to a net loss of $(9.9) million, or $(0.18) loss per share, for the third quarter of fiscal 2014. Net loss for the third quarter of fiscal 2015 included (i) a pre-tax expense of $50.0 million associated with a legal settlement and (ii) a pre-tax expense of $29.5 million associated with higher environmental remediation reserve requirements primarily at the Baldwin Park Operable Unit ("BPOU") site (see Note 7 of the Notes to Unaudited Condensed Consolidated Financial Statements). Net loss for the third quarter of fiscal 2014 included (i) a pre-tax contract loss of $17.5 million on the Antares AJ-26 program and (ii) a pre-tax charge of $9.8 million related to the repurchase of $9.4 million of principal of the Company's 4.0625% Convertible Subordinated Debentures ("4 1/16% Debentures").

•
Adjusted EBITDAP (Non-GAAP measure*) for the third quarter of fiscal 2015 was $34.8 million, or 7.9% of net sales, compared to $37.5 million, or 8.9% of net sales, for the third quarter of fiscal 2014.

•
Segment performance (Non-GAAP measure*) before environmental remediation provision adjustments, retirement benefit plan expense, and unusual items was $54.9 million for the third quarter of fiscal 2015, compared to $33.7 million for the third quarter of fiscal 2014.

•	Cash provided by operating activities in the third quarter of fiscal 2015 totaled $42.1 million, compared to $56.4 million of cash provided by operating activities the third quarter of fiscal 2014.

•	Free cash flow (Non-GAAP measure*) in the third quarter of fiscal 2015 totaled $33.6 million, compared to $43.0 million in the third quarter of fiscal 2014.

•	As of August 31, 2015, we had $2.6 billion of funded backlog compared to $2.2 billion as of November 30, 2014.

•	As of August 31, 2015, we had $417.9 million in net debt (Non-GAAP measure*) compared to $516.3 million as of November 30, 2014.

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
Some of the significant challenges we face are as follows: dependence upon U.S. government programs and contracts, future reductions or changes in U.S. government spending in our markets, implementation of our Competitive Improvement Program ("CIP"), environmental matters, capital structure, and underfunded pension plan.
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
Customers that represented more than 10% of net sales for the periods presented are as follows:

	Three months ended August 31,		Nine months ended August 31,
	2015	2014	2015	2014
Lockheed Martin Corporation	31%	28%	28%	26%
United Launch Alliance	20%	27%	19%	26%
Raytheon Company	19%	16%	20%	17%
NASA	13%	10%	12%	12%
Sales to the U.S. government and its agencies, including sales to our significant customers discussed above, were as follows (dollars in millions):

	U.S. government sales	Percentage of net sales
Three months ended August 31, 2015	$406.8	92%
Three months ended August 31, 2014	397.5	94%
Nine months ended August 31, 2015	1,098.9	90%
Nine months ended August 31, 2014	1,095.6	95%
The Standard Missile program, which is comprised of several contracts and is included in U.S. government sales, represented 13% and 11% of net sales for the third quarter of fiscal 2015 and 2014, respectively. The Standard Missile program represented 14% and 12% of net sales for the first nine months of fiscal 2015 and 2014, respectively. In addition, the Terminal High Altitude Area Defense (“THAAD”) program, which is comprised of several contracts and is included in U.S. government sales, represented 14% and 12% of net sales for the third quarter of fiscal 2015 and 2014, respectively. In addition, the THAAD program represented 13% and 11% of net sales for the first nine months of fiscal 2015 and 2014, respectively.
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
The Budget Control Act of 2011 ("BCA") established statutory limits on U.S. government discretionary spending, or budgets caps, for both defense and non-defense over the next 10 years.  The Bipartisan Budget Act of 2013 provided temporary relief to the BCA cap levels in GFY 2014 and 2015 and eased sequestration spending cuts to the DoD and other federal agencies (e.g., NASA) for GFY 2014 and 2015, paving the way for eventual agreements on GFY 2014 and 2015 appropriations for all federal agencies. For GFY 2015, Congress approved a $1.0 trillion “Omnibus” Appropriations bill, averting a U.S. government shutdown and providing a sense of stability for the industry.  The omnibus legislation contained 11 full year appropriations bills - including Defense and Commerce, Justice, Science (that includes NASA funding) - and a shorter-term Continuing Resolution ("CR") for the Department of Homeland Security.  The defense portion of the bill provides $490.2 billion in discretionary funding for GFY 2015, which is $3.3 billion above the GFY 2014 amount, and nearly equal to the President’s Budget Request for GFY 2015.  In addition, the bill includes $64.0 billion in Overseas Contingency Operations for the ongoing war efforts abroad.  The NASA portion of the bill includes a top line of $18.0 billion, which is $0.5 billion above the President’s budget request for GFY 2015 and $0.4 billion above the GFY 2014 appropriated amount.
The budget cap for defense spending for GFY 2016 is $498 billion, while the President’s Budget Request for GFY 2016 base defense spending is $534 billion. Earlier this year, Congress passed the Concurrent Budget Resolution for GFY 2016, which sets overall spending levels for government agencies, including defense.  While the budget agreement did not directly raise the BCA cap restriction on DoD’s base budget, it did allow for an additional $38.3 billion in overseas contingency operations funding.  Whether or not the higher level of spending will remain throughout the appropriations process and ultimately become signed into law remains in question. Shortly before the end of GFY 2015, Congress passed and the President signed a CR that keeps the U.S. government funded essentially at GFY 2015 levels for 10 weeks, through December 11, 2015.  This latest development buys additional time for the Congress to work out a more comprehensive spending package.
Despite overall U.S. government budget pressures, we believe we are well-positioned to benefit from funding in DoD and NASA priority areas. This view reflects the DoD’s strategic guidance report released in January 2012, and the 2014 Quadrennial Defense Review (“QDR”) which affirms support for many of our core programs and explicitly states Missile Defense, Space, Nuclear Deterrence, and Precision Strike as key capabilities for the DoD to preserve.
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
The competitive dynamics of our multi-faceted marketplace vary by product sector and customer as we experience many of the same influences felt by the broader Aerospace and Defense industry.  The large majority of products we manufacture are highly complex, technically sophisticated and extremely hazardous to build, demanding rigorous manufacturing procedures and highly specialized manufacturing equipment.  While historically these factors, coupled with the high cost to establish the infrastructure required to meet these needs, posed substantial barriers to entry, modern design tools and manufacturing techniques (additive manufacturing) available to new entrants with the ability to self-fund start-up as well as development costs has led to increased competition in space related markets. To date, the competition is limited to a few participants who tend to be narrowly focused on products that are sub-elements of our overall product portfolio. For example, entrepreneurs such as SpaceX and Blue Origin, who have been or are in the process of developing liquid fuel propulsion capabilities are primarily focused on the development of space propulsion systems for heavy lift launch vehicles and are not pursuing or participating in the missile defense or tactical propulsion business segments that make up a substantial portion of our overall business. These new entrepreneurs have signaled their intent to compete primarily on price and are therefore bringing pressure to bear on existing cost paradigms and manufacturing methodologies.
Competitive Improvement Program
In March 2015, we initiated the CIP comprised of activities and initiatives aimed at reducing costs in order for us to continue to compete successfully. The company-wide initiative is being undertaken after a comprehensive assessment of our product portfolio to underpin Aerojet Rocketdyne’s technological and competitive leadership in our markets through continued research and development. The CIP is composed of three major components: (i) facilities optimization and footprint reduction; (ii) product affordability; and (iii) reduced administrative and overhead costs. Under the CIP, we expect an estimated 500 headcount reduction in our total employee population. We currently estimate that we will incur restructuring and related costs over the next four years totaling approximately $110 million. When fully implemented, we anticipate that the CIP will result in annual cost savings of approximately $145 million beginning in fiscal 2019. As a result of this effort, we will be better positioned to deliver our innovative, high quality and reliable products at a lower cost to our customers. The CIP costs will consist primarily of severance and other employee related costs totaling approximately $43 million, operating facility costs totaling approximately $27 million, and $40 million for other costs relating to product re-qualification, knowledge transfer and other CIP implementation costs. A summary of our CIP reserve activity for the first nine months of fiscal 2015 is shown below:

	Severance	Retention	Total
	(In millions)
February 28, 2015	$—	$—	$—
Accrual established	10.7	0.5	11.2
May 31, 2015	10.7	0.5	11.2
Accrual	2.4	1.1	3.5
August 31, 2015	$13.1	$1.6	$14.7
The costs associated with the CIP will be a component of our U.S. government forward pricing rates, and therefore, will be recovered through the pricing of our products and services to the U.S. government. In addition to the employee-related CIP obligations, we incurred non-cash accelerated depreciation expense of $0.4 million in the first nine months of fiscal 2015 associated with changes in the estimated useful life of long-lived assets impacted by the CIP.
As part of our ongoing effort to optimize business resources and achieve headcount reduction goals established through the CIP, we offered a Voluntary Reduction in Force ("VRIF") in July 2015 to our employees. In connection with the VRIF, the Company recorded a liability of $2.6 million in the third quarter of fiscal 2015, consisting of costs for severance, employee-related benefits and other associated expenses. These costs will be a component of our U.S. government forward pricing rates, and therefore, will be recovered through the pricing of our products and services to the U.S. government.
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
A summary of our recoverable amounts, environmental reserves, and estimated range of liability as of August 31, 2015 is presented below:

	Recoverable Amounts	Environmental Reserves	Estimated Range of Liability
	(In millions)
Sacramento	$88.9	$143.7	$143.7 - $242.3
BPOU	48.5	78.5	$78.5 - $197.9
Other Aerojet Rocketdyne sites	8.3	8.4	$8.4 - $14.3
Other sites	0.7	5.5	$5.5 - $7.7
Total	$146.4	$236.1	$236.1 - $462.2

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
Capital Structure
We have a substantial amount of debt for which we are required to make interest and principal payments. Interest on long-term financing is not a recoverable cost under our U.S. government contracts. As of August 31, 2015, we had $661.2 million of debt principal outstanding. The fair value of the debt outstanding at August 31, 2015 was $798.0 million.
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

Results of Operations
Net Sales:

	Three months ended August 31,			Nine months ended August 31,
	2015	2014	Change*	2015	2014	Change**
	(In millions)
Net sales:	$440.5	$421.2	$19.3	$1,216.0	$1,157.8	$58.2

* Primary reason for change. The increase in net sales was primarily due to the following: (i) an increase of $20.7 million on the RS-25 program which is currently engaged in a significant development and integration effort in support of the SLS development program; (ii) increased deliveries on the THAAD program which generated $11.2 million in additional net sales; and (iii) an increase of $8.5 million in the various Standard Missile contracts primarily from increased deliveries as a result of transitioning the Standard Missile-3 Block IB contract from low-rate initial production to full-rate production. The increase in net sales was partially offset by (i) a decrease of $21.8 million in the RL-10 and RS-68 programs as a result of the timing of deliveries and costs incurred on these multi-year contracts and (ii) a decrease of $8.3 million on the J-2X program due to the successful completion of current J-2X development requirements. See net sales information below:

	Three months ended August 31,
	2015	2014	Change
	(In millions)
Net sales:
Standard Missile	$55.6	$47.1	$8.5
THAAD	61.2	50.0	11.2
RS-25	50.2	29.5	20.7
RL-10	26.8	37.1	(10.3)
RS-68	24.9	36.4	(11.5)
Orion	20.1	15.2	4.9
J-2X	4.1	12.4	(8.3)
All other Aerospace and Defense programs	196.0	192.0	4.0
Real estate	1.6	1.5	0.1
	$440.5	$421.2	$19.3
** Primary reason for change. The increase in net sales was primarily due to the following: (i) an increase of $52.9 million on the RS-25 program which is currently engaged in a significant development and integration effort in support of the SLS development program; (ii) sale of approximately 550 acres of our Sacramento Land for $42.0 million; (iii) increased deliveries on the THAAD program which generated $32.7 million in additional net sales; and (iv) an increase of $29.5 million in the various Standard Missile contracts primarily from increased deliveries as a result of transitioning the Standard Missile-3 Block IB contract from low-rate initial production to full-rate production; and (v) increased development work on the Orion program which generated $24.8 million in additional net sales. The increase in net sales was partially offset by (i) a decrease of $67.3 million in the RL-10 and RS-68 programs as a result of the timing of deliveries and costs incurred on these multi-year contracts and (ii) a decrease of $46.3 million on the J-2X program due to the successful completion of current J-2X development requirements. See net sales information below:

	Nine months ended August 31,
	2015	2014	Change
	(In millions)
Net sales:
Standard Missile	$165.6	$136.1	$29.5
THAAD	158.2	125.5	32.7
RS-25	131.4	78.5	52.9
RS-68	76.3	108.9	(32.6)
RL-10	71.8	106.5	(34.7)
Orion	52.4	27.6	24.8
J-2X	7.4	53.7	(46.3)
All other Aerospace and Defense programs	506.2	516.4	(10.2)
Real estate	46.7	4.6	42.1
	$1,216.0	$1,157.8	$58.2

Cost of Sales (exclusive of items shown separately below):

	Three months ended August 31,			Nine months ended August 31,
	2015	2014	Change*	2015	2014	Change**
	(In millions, except percentage amounts)
Cost of sales:	$373.3	$376.5	$(3.2)	$1,026.4	$1,034.4	$(8.0)
Percentage of net sales	84.7%	89.4%		84.4%	89.3%
Percentage of net sales excluding retirement benefit expense and step-up in fair value of inventory	81.9%	87.6%		81.3%	87.5%
Components of cost of sales:
Cost of sales excluding retirement benefit expense and step-up in fair value of inventory	$360.9	$369.1	$(8.2)	$989.0	$1,012.9	$(23.9)
Cost of sales associated with the Rocketdyne acquisition step-up in fair value of inventory not allocable to our U.S. government contracts (see Note 1)	0.1	1.3	(1.2)	0.3	3.2	(2.9)
Retirement benefit expense	12.3	6.1	6.2	37.1	18.3	18.8
Cost of sales	$373.3	$376.5	$(3.2)	$1,026.4	$1,034.4	$(8.0)

* Primary reason for change. The decrease in cost of sales as a percentage of net sales excluding retirement benefit expense and the step-up in fair value of inventory is primarily due to the settlement of the Antares AJ-26 program. Aerojet Rocketdyne entered into a Settlement and Mutual Release Agreement (the “Agreement”) with Orbital Sciences Corporation (“Orbital”) pursuant to which the parties mutually agreed to a termination for convenience of the contract relating to the provision by Aerojet Rocketdyne of 20 AJ-26 liquid propulsion rocket engines to Orbital for the Antares program (the “Contract”). The Agreement also settles all claims the parties may have had against one another arising out of the Contract and the launch failure that occurred on October 28, 2014 of an Antares launch vehicle carrying the Cygnus ORB-3 service and cargo module. We incurred a $50.0 million legal settlement charge reported as an unusual item and not included in cost of sales related to the Settlement. See table below and Note 7(a) of the Notes to Unaudited Condensed Consolidated Financial Statements.
** Primary reason for change. The decrease in cost of sales as a percentage of net sales excluding retirement benefit expense and the step-up in fair value of inventory is primarily due to (i) the settlement on the Antares AJ-program in the third quarter of fiscal 2015 (See table below and Note 7(a) of the Notes to Unaudited Condensed Consolidated Financial Statements) and (ii) the gross profit of $30.6 million, 2.5% of net sales, on the sale of approximately 550 acres of Sacramento Land.
The impact included in cost of sales of the Antares AJ-26 program is as follows:

	Three months ended August 31,			Nine months ended August 31,
	2015	2014	Change	2015	2014	Change
	(In millions, except percentage amounts)
Antares AJ-26 program:
Net sales	$(2.4)	$(2.5)	$0.1	$(2.4)	$3.5	$(5.9)
Cost of sales - (benefit) expense	(13.6)	15.0	(28.6)	(10.3)	34.9	(45.2)
Gross contract profit (loss)	$11.2	$(17.5)	$28.7	$7.9	$(31.4)	$39.3
Percentage of net sales	2.5%	(4.2)%		0.6%	(2.7)%

AR1 Research and Development ("R&D"):

	Three months ended August 31,			Nine months ended August 31,
	2015	2014	Change*	2015	2014	Change*
	(In millions, except percentage amounts)
AR1 R&D:	$8.3	$—	$8.3	$10.5	$—	$10.5
Percentage of net sales	1.9%	—%		0.9%	—%
 * Primary reason for change. During the third quarter of fiscal 2015, we began separately reporting the portion of the engine development expenses associated with our newest liquid booster engine, the AR1, which are currently not allocated across all contracts and programs in progress under U.S. governmental contractual arrangements. See additional discussion in Note 1 of the Notes to Unaudited Condensed Consolidated Financial Statements.
Selling, General and Administrative (“SG&A”):

	Three months ended August 31,			Nine months ended August 31,
	2015	2014	Change*	2015	2014	Change**
	(In millions, except percentage amounts)
SG&A:	$11.5	$9.7	$1.8	$39.6	$28.1	$11.5
Percentage of net sales	2.6%	2.3%		3.3%	2.4%
Components of SG&A:
SG&A excluding retirement benefit expense and stock-based compensation	$4.9	$5.4	$(0.5)	$17.1	$15.2	$1.9
Stock-based compensation	2.3	1.5	0.8	9.6	4.5	5.1
Retirement benefit expense	4.3	2.8	1.5	12.9	8.4	4.5
SG&A	$11.5	$9.7	$1.8	$39.6	$28.1	$11.5
 * Primary reason for change. The increase in SG&A expense was primarily driven by an increase of $1.5 million in non-cash retirement benefit plan expense (see discussion of “Retirement Benefit Plans” below).
 ** Primary reason for change. The increase in SG&A expense was primarily driven by: (i) an increase of $5.1 million in stock-based compensation primarily as a result of increases in the fair value of the stock appreciation rights; (ii) an increase of $4.5 million in non-cash retirement benefit plan expense (see discussion of “Retirement Benefit Plans” below); and (iii) an increase in consulting and legal expenses associated with various corporate activities.
Depreciation and Amortization:

	Three months ended August 31,			Nine months ended August 31,
	2015	2014	Change*	2015	2014	Change*
	(In millions)
Depreciation and amortization:	$16.1	$15.8	$0.3	$48.2	$46.4	$1.8
Components of depreciation and amortization:
Depreciation	$12.7	$12.4	$0.3	$38.1	$36.3	$1.8
Amortization	3.4	3.4	—	10.1	10.1	—
* Primary reason for change. The increase in depreciation and amortization was primarily due to the long-lived assets associated with the consolidation of the Rocketdyne facilities that were placed into service in August 2014.
Other Expense, net:

	Three months ended August 31,			Nine months ended August 31,
	2015	2014	Change*	2015	2014	Change**
	(In millions)
Other expense, net:	$80.4	$16.3	$64.1	$84.9	$72.2	$12.7
 * Primary reason for change. The increase in other expense, net was primarily due to (i) an increase of $41.3 million in unusual items charges and (ii) an increase of $24.1 million in environmental remediation expense primarily associated with higher reserve requirements at the BPOU site (see Note 7(b) of the Notes to Unaudited Condensed Consolidated Financial Statements). See discussion of unusual items below.
 ** Primary reason for change. The increase in other expense, net was primarily due to an increase of $25.2 million in environmental remediation expense primarily associated with higher reserve requirements at the BPOU site (see Note 7(b) of the Notes to Unaudited Condensed Consolidated Financial Statements). The increase in environmental expenses was partially offset by a decrease of $9.8 million in unusual items charges. See discussion of unusual items below.
Total unusual items expense, a component of other expense, net in the unaudited condensed consolidated statements of operations, for the third quarter and first nine months of fiscal 2015 and 2014 was as follows:

	Three months ended August 31,		Nine months ended August 31,
	2015	2014	2015	2014
	(In millions)
Unusual items
Legal related matters	$0.1	$0.1	$(0.6)	$0.2
Legal settlement	50.0	—	50.0	—
Loss on debt repurchased	1.1	9.8	1.8	60.6
Write-off of deferred financing costs associated with a bank amendment	—	—	—	0.2
	$51.2	$9.9	$51.2	$61.0
First nine months of fiscal 2015 Activity:
We recorded an expense of $50.0 million associated with a legal settlement. See Note 7(a) of the Notes to Unaudited Condensed Consolidated Financial Statements.
We retired $68.0 million principal amount of our delayed draw term loan resulting in $1.8 million of losses associated with the write-off of deferred financing fees.
We recorded $0.6 million for realized gains net of interest expense associated with the failure to register with the SEC the issuance of certain of the Company’s common shares under the defined contribution 401(k) employee benefit plan.
First nine months of fiscal 2014 Activity:
A summary of the loss on the 4 1/16% Debentures repurchased during the third quarter and first nine months of fiscal 2014 is as follows:

	Three months ended August 31,	Nine months ended August 31,
	2014	2014
	(In millions)
Principal amount repurchased	$9.4	$59.6
Cash repurchase price	(19.1)	(119.9)
Write-off of deferred financing costs	(0.1)	(0.3)
Loss on 4 1/16% Debentures repurchased	$(9.8)	$(60.6)

Interest Income:

	Three months ended August 31,			Nine months ended August 31,
	2015	2014	Change*	2015	2014	Change*
	(In millions)
Interest income:	$0.1	$—	$0.1	$0.2	$—	$0.2
 * Primary reason for change. Interest income was essentially unchanged for the periods presented.
Interest Expense:

	Three months ended August 31,			Nine months ended August 31,
	2015	2014	Change*	2015	2014	Change**
	(In millions)
Interest expense:	$11.9	$14.0	$(2.1)	$38.5	$39.0	$(0.5)
Components of interest expense:
Contractual interest and other	11.3	13.1	(1.8)	36.5	36.3	0.2
Amortization of deferred financing costs	0.6	0.9	(0.3)	2.0	2.7	(0.7)
Interest expense	$11.9	$14.0	$(2.1)	$38.5	$39.0	$(0.5)
* Primary reason for change. The decrease in interest expense was primarily due to (i) the retirement of $68.0 million principal amount of our delayed draw term loan in the first nine months of fiscal 2015 and (ii) $49.0 million of 4 1/16% Debentures that were converted to 5.5 million shares of our common stock in the first nine months of fiscal 2015.
** Primary reason for change. The decrease in interest expense is primarily due to the $49.0 million of 4 1/16% Debentures that were converted to 5.5 million shares of our common stock in the first nine months of fiscal 2015 (including the associated deferred financing costs) partially offset by higher average outstanding balances on the delayed draw term loan in the first nine months of fiscal 2015 compared to the comparable 2014 period.
Income Tax Provision:
The income tax (benefit) provision for the first nine months of fiscal 2015 and 2014 was as follows:

	Nine months ended August 31,
	2015	2014
	(In millions)
Income tax (benefit) provision	$(7.5)	$0.2
In the first nine months of fiscal 2015, the income tax provision recorded differs from the expected tax that would be calculated by applying the federal statutory rate to our income before income taxes primarily due to the re-enactment of the federal research and development credit in December 2014 for calendar year 2014 which has been treated as a discrete event in the first nine months of fiscal 2015, as well as the impacts from state income taxes and certain expenditures which are permanently not deductible for tax purposes. In the first nine months of fiscal 2014, the income tax provision recorded differs from the expected tax that would be calculated by applying the federal statutory rate to our loss before income taxes due to the significant non-deductible premium on the 4 1/16% Debentures repurchased in the first nine months of fiscal 2014, which we have treated as a discrete event, as well as the impacts from state income taxes changes in estimates related to the fiscal 2012 research and development credits, and certain expenditures which are permanently not deductible for tax purposes.
A valuation allowance is required when it is more-likely-than-not that all or a portion of deferred tax assets may not be realized. Assessing the need for, or sufficiency of, a valuation allowance requires management to evaluate, on a quarterly basis, all available evidence, both positive and negative, including the recent trend of losses from continuing operations before income taxes. During the fourth quarter of fiscal 2015, we will continue to evaluate whether future results are less than projected and if a valuation allowance may be required to reduce deferred tax assets, which could have a material impact on our results of operations. As of August 31, 2015, we continued to believe that the weight of the positive evidence outweighed the negative evidence regarding the realization of our net deferred tax assets.
As of August 31, 2015, the total liability for uncertain income tax positions, including accrued interest and penalties, was $7.4 million. Due to the high degree of uncertainty regarding the timing of potential future cash flows associated with the respective liabilities, the Company is unable to make a reasonably reliable estimate of the amount and period in which these liabilities might be paid.

Retirement Benefit Plans:
Components of retirement benefit expense are:

	Three months ended August 31,		Nine months ended August 31,
	2015	2014	2015	2014
	(In millions)
Service cost	$2.7	$2.3	$8.1	$6.7
Interest cost on benefit obligation	16.4	17.4	49.2	52.2
Assumed return on plan assets	(22.1)	(23.3)	(66.3)	(69.7)
Amortization of prior service credits	(0.3)	(0.2)	(0.8)	(0.6)
Recognized net actuarial losses	19.9	12.7	59.8	38.1
Retirement benefit expense	$16.6	$8.9	$50.0	$26.7
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
Additionally, we sponsor a defined contribution 401(k) plan and participation in the plan is available to substantially all employees. The cost of the 401(k) plan was $19.8 million and $15.4 million, respectively, in the first nine months of fiscal 2015 and 2014. The cost is recoverable through our U.S. government contracts.
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

Aerospace and Defense Segment

	Three months ended August 31,			Nine months ended August 31,
	2015	2014	Change*	2015	2014	Change**
	(In millions, except percentage amounts)
Net sales	$438.9	$419.7	$19.2	$1,169.3	$1,153.2	$16.1
Segment performance (Non-GAAP measure)	(37.8)	22.0	(59.8)	13.5	63.3	(49.8)
Segment margin (Non-GAAP measure)	(8.6)%	5.2%		1.2%	5.5%
Segment margin before environmental remediation provision adjustments, retirement benefit plan expense, Rocketdyne purchase accounting adjustments, and unusual items (Non-GAAP measure)	13.6%	9.7%		12.9%	9.5%
Components of segment performance:
Aerospace and Defense	$59.9	$40.7	$19.2	$150.4	$109.8	$40.6
Environmental remediation provision adjustments	(29.4)	(4.7)	(24.7)	(32.7)	(6.6)	(26.1)
Retirement benefit plan expense	(12.3)	(6.1)	(6.2)	(37.1)	(18.3)	(18.8)
Unusual items	(50.1)	(0.1)	(50.0)	(49.4)	(0.2)	(49.2)
Rocketdyne purchase accounting adjustments not allocable to our U.S. government contracts:
Amortization of the Rocketdyne Business’ intangible assets	(3.0)	(3.0)	—	(9.0)	(9.0)	—
Depreciation associated with the step-up in the fair value of the Rocketdyne Business’ tangible assets	(2.8)	(3.5)	0.7	(8.4)	(9.2)	0.8
Cost of sales associated with the step-up in the fair value of the Rocketdyne Business’ inventory	(0.1)	(1.3)	1.2	(0.3)	(3.2)	2.9
Aerospace and Defense total	$(37.8)	$22.0	$(59.8)	$13.5	$63.3	$(49.8)
 * Primary reason for change. The increase in net sales was primarily due to the following: (i) an increase of $20.7 million on the RS-25 program which is currently engaged in a significant development and integration effort in support of the SLS development program; (ii) increased deliveries on the THAAD program which generated $11.2 million in additional net sales; and (iii) an increase of $8.5 million in the various Standard Missile contracts primarily from increased deliveries as a result of transitioning the Standard Missile-3 Block IB contract from low-rate initial production to full-rate production. The increase in net sales was partially offset by (i) a decrease of $21.8 million in the RL-10 and RS-68 programs as a result of the timing of deliveries and costs incurred on these multi-year contracts and (ii) a decrease of $8.3 million on the J-2X program due to the successful completion of current J-2X development requirements. See net sales information below:

	Three months ended August 31,
	2015	2014	Change
	(In millions)
Net sales:
Standard Missile	$55.6	$47.1	$8.5
THAAD	61.2	50.0	11.2
RS-25	50.2	29.5	20.7
RL-10	26.8	37.1	(10.3)
RS-68	24.9	36.4	(11.5)
Orion	20.1	15.2	4.9
J-2X	4.1	12.4	(8.3)
All other Aerospace and Defense programs	196.0	192.0	4.0
	$438.9	$419.7	$19.2
The increase in the segment margin before environmental remediation provision adjustments, retirement benefit plan expense, Rocketdyne purchase accounting adjustments, and unusual items in the third quarter of fiscal 2015 compared to the third quarter of fiscal 2014 was primarily due to the settlement of the Antares AJ-26 program. The impact of the Antares AJ-26 program on the segment margin is as follows:

	Three months ended August 31,
	2015	2014	Change
	(In millions)
Segment margin before environmental remediation provision adjustments, retirement benefit plan expense, Rocketdyne purchase accounting adjustments, and unusual items (Non-GAAP measure)	$59.9	$40.7	$19.2
(Income) loss on Antares AJ-26 program (1)	(11.2)	17.5	(28.7)
	$48.7	$58.2	$(9.5)
______
(1) We incurred a $50.0 million legal settlement charge related to the Antares AJ-26 program reported as an unusual item. See Note 7(a) of the Notes to Unaudited Condensed Consolidated Financial Statements.
** Primary reason for change. The increase in net sales was primarily due to the following: (i) an increase of $52.9 million on the RS-25 program which is currently engaged in a significant development and integration effort in support of the SLS development program; (ii) increased deliveries on the THAAD program which generated $32.7 million in additional net sales; and (iii) an increase of $29.5 million in the various Standard Missile contracts primarily from increased deliveries as a result of transitioning the Standard Missile-3 Block IB contract from low-rate initial production to full-rate production; and (iv) increased development work on the Orion program which generated $24.8 million in additional net sales. The increase in net sales was partially offset by (i) a decrease of $67.3 million in the RL-10 and RS-68 programs as a result of the timing of deliveries and costs incurred on these multi-year contracts and (ii) a decrease of $46.3 million on the J-2X program due to the successful completion of current J-2X development requirements. See net sales information below:

	Nine months ended August 31,
	2015	2014	Change
	(In millions)
Net sales:
Standard Missile	$165.6	$136.1	$29.5
THAAD	158.2	125.5	32.7
RS-25	131.4	78.5	52.9
RS-68	76.3	108.9	(32.6)
RL-10	71.8	106.5	(34.7)
Orion	52.4	27.6	24.8
J-2X	7.4	53.7	(46.3)
All other Aerospace and Defense programs	506.2	516.4	(10.2)
	$1,169.3	$1,153.2	$16.1

The increase in the segment margin before environmental remediation provision adjustments, retirement benefit plan expense, Rocketdyne purchase accounting adjustments, and unusual items for the first nine months of fiscal 2015 compared to the first nine months of fiscal 2014 was primarily due to the settlement of the Antares AJ-26 program. The impact of the Antares AJ-26 program on the segment margin is as follows:

	Nine months ended August 31,
	2015	2014	Change
	(In millions)
Segment margin before environmental remediation provision adjustments, retirement benefit plan expense, Rocketdyne purchase accounting adjustments, and unusual items (Non-GAAP measure)	$150.4	$109.8	$40.6
(Income) loss on Antares AJ-26 program (1)	(7.9)	31.4	(39.3)
	$142.5	$141.2	$1.3
______
(1) We incurred a $50.0 million legal settlement charge related to the Antares AJ-26 program reported as an unusual item. See Note 7(a) of the Notes to Unaudited Condensed Consolidated Financial Statements.
A summary of our backlog is as follows:

	August 31, 2015	November 30, 2014
	(In billions)
Funded backlog	$2.6	$2.2
Unfunded backlog	0.4	0.9
Total contract backlog	$3.0	$3.1
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
Real Estate Segment

	Three months ended August 31,			Nine months ended August 31,
	2015	2014	Change*	2015	2014	Change**
	(In millions)
Net sales	$1.6	$1.5	$0.1	$46.7	$4.6	$42.1
Segment performance	0.9	0.8	0.1	33.4	2.6	30.8
 * Primary reason for change. Net sales and segment performance consist primarily of rental property operations, and were essentially unchanged for the periods presented.
 ** Primary reason for change. During the second quarter of fiscal 2015, we finalized the sale of the Hillsborough land for a total purchase price of $57.0 million which was comprised of $46.7 million cash and $10.3 million of promissory notes. The total acreage covered by the Hillsborough land transaction was approximately 700 acres, of which approximately 550 acres was recognized as a sale in the second quarter of fiscal 2015. At the initial closing, the buyer paid $40.0 million cash and executed a $9.0 million promissory note secured by a first lien Deed of Trust on a portion of the sale property which resulted in a gain of $30.6 million in the second quarter of fiscal 2015. The $9.0 million promissory note secured by a first lien Deed of Trust is divided into two components: (i) a $3.0 million 7% promissory note payable 7 years after close of escrow, which includes a possible $1.0 million reduction in principal if we are unable to obtain the necessary road and utility approvals, and (ii) a $6.0 million 7% promissory note payable 7 years after close of escrow and only payable after certain environmental clearances associated with "Area 40" (discussed below) are obtained by us. The sale also included a $1.3 million non-interest bearing promissory note secured by a first lien Deed of Trust on a portion of the sale property associated with the location of future city roads. In addition, approximately 150 acres of this land, including a 50-acre portion known as “Area 40,” was held back from the initial closing. Upon receipt of regulatory approvals, a closing will take place for the sale of the developable portions of such holdback acreage for a purchase price of $6.7 million in cash.

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

	Three months ended August 31,		Nine months ended August 31,
	2015	2014	2015	2014
	(In millions, except percentage amounts)
Loss from continuing operations before income taxes	$(60.9)	$(11.1)	$(31.9)	$(62.3)
Interest expense	11.9	14.0	38.5	39.0
Interest income	(0.1)	—	(0.2)	—
Depreciation and amortization	16.1	15.8	48.2	46.4
Retirement benefit expense	16.6	8.9	50.0	26.7
Unusual items	51.2	9.9	51.2	61.0
Adjusted EBITDAP	$34.8	$37.5	$155.8	$110.8
Adjusted EBITDAP as a percentage of net sales	7.9%	8.9%	12.8%	9.6%
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

	Three months ended August 31,		Nine months ended August 31,
	2015	2014	2015	2014
	(In millions)
Cash provided by operating activities	$42.1	$56.4	$70.5	$34.1
Capital expenditures	(8.5)	(13.4)	(17.9)	(31.9)
Free cash flow(1)	$33.6	$43.0	$52.6	$2.2
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

	August 31, 2015	November 30, 2014
	(In millions)
Debt principal	$661.2	$782.2
Cash and cash equivalents	(243.3)	(265.9)
Net debt	$417.9	$516.3
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
In July 2015, the FASB issued guidance to change the subsequent measurement of inventory from lower of cost or market to lower of cost and net realizable value. The guidance is effective for us beginning in the first quarter of fiscal 2018. Earlier application is permitted as of the beginning of an interim or annual reporting period. We are currently evaluating the impact of adopting this new accounting guidance on our consolidated financial statements.
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
In our Aerospace and Defense segment, recognition of profit on long-term contracts requires the use of assumptions and estimates related to the contract value or total contract revenue, the total cost at completion and the measurement of progress towards completion. Due to the nature of the programs, developing the estimated total cost at completion requires the use of significant judgment. Estimates are continually evaluated as work progresses and are revised as necessary. Factors that must be considered in estimating the work to be completed include labor productivity, the nature and technical complexity of the work to be performed, availability and cost volatility of materials, subcontractor and vendor performance, warranty costs, volume assumptions, anticipated labor agreements and inflationary trends, schedule and performance delays, availability of funding from the customer, and the recoverability of costs incurred outside the original contract included in any estimates to complete. We review contract performance and cost estimates for some contracts at least monthly and for others at least quarterly and more frequently when circumstances significantly change. When a change in estimate is determined to have an impact on contract profit, we will record a positive or negative adjustment to the statement of operations. Changes in estimates and assumptions related to the status of certain long-term contracts may have a material effect on our operating results. The following table summarizes the impact from changes in estimates and assumptions on the statements of operations on contracts, representing 94% of the Company’s net sales over the first nine months of fiscal 2015 and 2014, accounted for under the percentage-of-completion method of accounting:

	Three months ended August 31,		Nine months ended August 31,
	2015	2014	2015	2014
	(In millions, except per share amounts)
Favorable (unfavorable) effect of the changes in contract estimates on loss from continuing operations before income taxes	$11.2	$(5.3)	$18.4	$(8.2)
Favorable (unfavorable) effect of the changes in contract estimates on net loss	6.8	(2.3)	11.1	(3.9)
Favorable (unfavorable) effect of the changes in contract estimates on basic and diluted net loss per share	0.11	(0.04)	0.18	(0.07)
A detailed description of our significant accounting policies can be found in our most recent Annual Report on Form 10-K for the fiscal year ended November 30, 2014.
Arrangements with Off-Balance Sheet Risk
As of August 31, 2015, arrangements with off-balance sheet risk consisted of:

•
$43.5 million in outstanding commercial letters of credit expiring through April 2016, the majority of which may be renewed, primarily to collateralize obligations for environmental remediation and insurance coverage.

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

	Nine months ended August 31,
	2015	2014
	(In millions)
Net Cash Provided by Operating Activities	$70.5	$34.1
Net Cash Used in Investing Activities	(17.9)	(31.7)
Net Cash Used in Financing Activities	(75.2)	(45.1)
Net Decrease in Cash and Cash Equivalents	$(22.6)	$(42.7)
Net Cash Provided by Operating Activities
The $70.5 million of cash provided by operating activities in the first nine months of fiscal 2015 was primarily the result of cash provided by loss from continuing operations before income taxes adjusted for non-cash items which generated $77.1 million which was offset by cash used to fund working capital (defined as accounts receivables, inventories, accounts payable, recoverable environmental remediation costs, contract advances, real estate activities, environmental reserves, and other current assets and liabilities) and future recoverable restructuring costs of $13.8 million. The funding of working capital is primarily due to the following: (i) an increase of $19.4 million in other current assets primarily associated with income taxes and other receivables; (ii) a decrease of $14.8 million in accounts payable due to the timing of payments; and (iii) an increase of $13.8 million in accounts receivable due to the timing of sales and billings during the quarter partially offset by the changes in the environmental reserves and recoveries of $24.3 million. See Notes 7(b) and 7(c) of the Notes to Unaudited Condensed Consolidated Financial Statements for a discussion on environmental matters. In addition, we paid $27.1 million for income taxes in the first nine months of fiscal 2015.
The $34.1 million of cash provided by operating activities in the first nine months of fiscal 2014 was primarily the result of loss from continuing operations before income taxes adjusted for non-operating cash adjustments which generated $80.4 million. This amount was partially offset by cash used to fund working capital (defined as accounts receivables, inventories, accounts payable, contract advances, real estate activities, and other current assets and liabilities) and future recoverable restructuring costs of $36.8 million. The funding of working capital is primarily due to (i) an increase of $25.5 million in inventories primarily related to the Standard Missile and Atlas V programs and (ii) increased Rocketdyne Business integration costs including the $21.6 million related to future recoverable restructuring costs. In addition, we paid $4.6 million for income taxes in the first nine months of fiscal 2014.
Net Cash Used In Investing Activities
During the first nine months of fiscal 2015 and 2014, we had capital expenditures of $17.9 million and $31.9 million, respectively. Capital expenditures in the first nine months of fiscal 2014 included expenditures of $10.4 million related to the consolidation activities of the former Rocketdyne Business from leased facilities to owned facilities.
Net Cash Used in Financing Activities
During the first nine months of fiscal 2015, we had debt repayments of $72.0 million. During the first nine months of fiscal 2014, we repurchased 3.5 million of our common shares at a cost of $64.5 million. We also issued $189.0 million of debt and had debt repayments of $165.0 million.

Debt Activity and Covenants
Our debt activity during the first nine months of fiscal 2015 was as follows:

	November 30, 2014	Cash Payments	Non-cash Activity	August 31, 2015
	(In millions)
Term loan	$98.8	$(3.8)	$—	$95.0
7 1/8% Notes	460.0	—	—	460.0
4 1/16% Debentures	133.6	—	(49.0)	84.6
2 1/4% Convertible Subordinated Debentures	0.2	—	—	0.2
Delayed draw term loan	89.0	(68.0)	—	21.0
Other debt	0.6	(0.2)	—	0.4
Total Debt and Borrowing Activity	$782.2	$(72.0)	$(49.0)	$661.2
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

Financial Covenant	Actual Ratios as of August 31, 2015	Required Ratios
Interest coverage ratio, as defined under the Senior Credit Facility	4.94 to 1.00	Not less than: 2.40 to 1.00
Leverage ratio, as defined under the Senior Credit Facility	2.11 to 1.00	Not greater than: 4.50 to 1.00
We were in compliance with our financial and non-financial covenants as of August 31, 2015.
Outlook
Short-term liquidity requirements consist primarily of recurring operating expenses, including but not limited to costs related to our capital and environmental expenditures, integration costs of the Rocketdyne Business, company-funded research and development expenditures, debt service requirements, and retirement benefit plans. We believe that our existing cash and cash equivalents and availability under our revolving credit facility will provide sufficient funds to meet our operating plan, which includes our CIP and AR1 engine development costs, for the next twelve months. The operating plan for this period provides for full operation of our businesses, and interest and principal payments on our debt. As of August 31, 2015, we had $156.5 million of available borrowings under our Senior Credit Facility. Based on our existing debt agreements, we were in compliance with our financial and non-financial covenants as of August 31, 2015. Our failure to comply with these covenants could result in an event of default that, if not cured or waived, could result in the acceleration of the Senior Credit Facility, the Subordinated Credit Facility, the 7 1/8% Notes, and the 4 1/16% Debentures. In addition, our failure to pay principal and interest when due is a default under the Senior Credit Facility, and in certain cases, would cause cross defaults on the Subordinated Credit Facility, 7 1/8% Notes and 4 1/16% Debentures.
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
Potential future acquisitions depend, in part, on the availability of financial resources at an acceptable cost of capital. We expect to utilize cash on hand and cash generated by operations, as well as cash available under our Senior Credit Facility, which may involve renegotiation of credit limits to finance future acquisitions. Other sources of capital could include the issuance of common and/or preferred stock, and the placement of debt. We periodically evaluate capital markets and may access such markets when circumstances appear favorable. We believe that sufficient capital resources will be available from one or several of these sources to finance future acquisitions. However, no assurances can be made that acceptable financing will be available, or that acceptable acquisition candidates will be identified, or that any such acquisitions will be accretive to earnings.
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
As of August 31, 2015, our debt totaled $661.2 million: $545.2 million, or 82%, was at an average fixed rate of 6.65%; and $116.0 million, or 18%, was at a variable rate of 3.80%.
The estimated fair value and principal amount of our outstanding debt is presented below:

	Fair Value		Principal Amount
	August 31, 2015	November 30, 2014	August 31, 2015	November 30, 2014
	(In millions)
Term loan	$95.0	$98.8	$95.0	$98.8
7 1/8% Notes	488.2	483.6	460.0	460.0
4 1/16% Debentures	193.2	248.2	84.6	133.6
Delayed draw term loan	21.0	89.0	21.0	89.0
Other debt	0.6	0.8	0.6	0.8
	$798.0	$920.4	$661.2	$782.2
The fair values of the 7 1/8% Notes and 4 1/16% Debentures were determined using broker quotes that are based on open markets of our debt securities as of August 31, 2015 and November 30, 2014. The fair value of the term loans and other debt was determined to approximate carrying value.
Item 4. Controls and Procedures
Evaluation of disclosure controls and procedures
Management has conducted an evaluation (with the participation of our Chief Executive Officer and Chief Financial Officer), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of August 31, 2015. The Company previously reported material weaknesses in internal control over financial reporting related to the incomplete integration of the Rocketdyne Business into the Company’s primary accounting system and internal control framework. As a result of these material weaknesses in the Company’s internal control over financial reporting, which were not remediated as of August 31, 2015, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of August 31, 2015.
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
Changes in internal control over financial reporting
The Rocketdyne Business was integrated into the Company’s Oracle ERP system and internal shared services business processes effective January 1, 2015. As a result, the Rocketdyne Business operated with internal controls applicable to the third party hosting and TSA arrangement for the first month of the first quarter of fiscal 2015 and under the integrated shared services control structure for the remaining eight months of the first nine months of fiscal 2015.
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

Asbestos Cases. The following table sets forth information related to our historical product liability costs associated with our asbestos litigation cases for the first nine months of fiscal 2015:

Claims filed as of November 30, 2014	117
Claims filed	11
Claims dismissed	44
Claims pending as of August 31, 2015	84
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
Prior cyber attacks directed at us have not had a material impact on our financial results, however this may not continue to be the case in the future. Cyber security assessment analyses undertaken by us identified and prioritized steps to enhance our cyber security safeguards. We are in the process of implementing these recommendations to enhance our threat detection and mitigation processes and procedures. Despite the implementation of these new safeguards, there can be no assurance that we will be adequately protecting our information or that we will not experience any future successful attacks. The threats we face vary from attacks common to most industries to more advanced and persistent, highly organized adversaries who target us because we protect national security information. If we are unable to protect sensitive information, our customers or governmental authorities could question the adequacy of our threat mitigation and detection processes and procedures. Due to the evolving nature of these security threats, however, the impact of any future incident cannot be predicted.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the third quarter of fiscal 2015, the Company issued an aggregate of 1.5 million shares of the Company’s common stock, par value $0.10 (the “Common Stock”), in connection with the conversion of $13.2 million aggregate principal amount of the 4 1/16% Debentures, which 4 1/16% Debentures were surrendered for conversion pursuant to the terms of the indenture governing the 4 1/16% Debentures. The conversion rate provided under the terms of the 4 1/16% Debentures was 111.0926 shares of Common Stock per $1,000 principal amount of the 4 1/16% Debentures, equivalent to a conversion price of approximately $9.00 per share of Common Stock.

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

101*
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) Unaudited Condensed Consolidated Statements of Operations, (ii) Unaudited Condensed Consolidated Statements of Comprehensive Income, (iii) Unaudited Condensed Consolidated Balance Sheets, (iv) Unaudited Condensed Consolidated Statement of Stockholders’ Deficit, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Unaudited Notes to Unaudited Condensed Consolidated Financial Statements.

* Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Aerojet Rocketdyne Holdings, Inc.

Date:	October 13, 2015	By:	/s/ Eileen P. Drake
Eileen P. Drake President and Chief Executive Officer (Principal Executive Officer)

Date:	October 13, 2015	By:	/s/ Kathleen E. Redd
Kathleen E. Redd Vice President, Chief Financial Officer and Assistant Secretary (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

No.	Description

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a — 14 (a) of the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a — 14 (a) of the Securities Exchange Act of 1934, as amended.
32.1*
Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a — 14(b) of the Securities and Exchange Act of 1934, as amended, and 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) Unaudited Condensed Consolidated Statements of Operations, (ii) Unaudited Condensed Consolidated Statements of Comprehensive Income, (iii) Unaudited Condensed Consolidated Balance Sheets, (iv) Unaudited Condensed Consolidated Statement of Stockholders’ Deficit, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Unaudited Notes to Unaudited Condensed Consolidated Financial Statements.

_______
* Filed herewith.