Form 10-K
period 2015-11-30
AEROJET ROCKETDYNE HOLDINGS, INC.
filed 2016-02-16
CIK 40888

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: November 30, 2015
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☒   No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☐   No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒      No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒      No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer  ☒ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐

(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)    Yes  ☐      No ☒
The aggregate market value of the voting common equity held by nonaffiliates of the registrant as of May 31, 2015 was approximately $1.3 billion.
As of January 15, 2016, there were 64.4 million outstanding shares of the Company’s Common Stock, including redeemable common stock and unvested common shares, $0.10 par value.
Portions of the 2016 Proxy Statement of Aerojet Rocketdyne Holdings, Inc. relating to its annual meeting of stockholders scheduled to be held on April 27, 2016 are incorporated by reference into Part III of this Report.

Aerojet Rocketdyne Holdings, Inc.
Annual Report on Form 10-K
For the Fiscal Year Ended November 30, 2015

______________
*      The information called for by Items 10, 11, 12, 13, and 14, to the extent not included in this Report, is incorporated herein by reference to the information to be included under the captions “Proposal 1 - Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Communications with Directors,” “Board Committees,” “Executive Compensation,” “2015  Director Compensation Table,” “Compensation Discussion and Analysis,” “Summary Compensation Table,” “2015 Grants of Plan-Based Awards,” “Outstanding Equity Awards at 2015 Fiscal Year End, “2015 Option/SAR Exercises and Stock Vested,” “2015 Pension Benefits,” “2015 Non-Qualified Deferred Compensation,” “Director Compensation,” “Organization & Compensation Committee Report” “Compensation Committee Interlocks and Insider Participation,” “Security Ownership of Certain Beneficial Owners,” “Security Ownership of Officers and Directors,” “Employment Agreement and Indemnity Agreements,” “Potential Payments upon Termination of Employment or Change in Control,” “Determination of Independence of Directors,” “Related Person Transaction Policy,” “Proposal 4 - Ratification of the Appointment of Independent Auditors,” “Audit Fees,” “Audit-Related Fees,” “Tax Fees,” “All Other Fees” and “Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of the Company’s Independent Auditors” in Aerojet Rocketdyne Holdings, Inc.’s 2016 Proxy Statement, to be filed within 120 days after the close of our fiscal year.

Part I

Item 1.	Business
Unless otherwise indicated or required by the context, as used in this Annual Report on Form 10-K, the terms “we,” “our,” and “us” refer to Aerojet Rocketdyne Holdings, Inc. and all of its subsidiaries that are consolidated in conformity with accounting principles generally accepted in the United States of America (“U.S.”).
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
Overview
We are a manufacturer of aerospace and defense products and systems which develops and manufactures propulsion systems for defense and space applications, and armaments for precision tactical and long-range weapon systems applications. We also have a real estate segment that includes activities related to the re-zoning, entitlement, sale, and leasing of our excess real estate assets. Our continuing operations are organized into two segments:
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
Real Estate — includes the activities of our wholly-owned subsidiary Easton Development Company, LLC (“Easton”) related to the re-zoning, entitlement, sale, and leasing of our excess real estate assets. We own approximately 11,500 acres of land adjacent to U.S. Highway 50 between Rancho Cordova and Folsom, California east of Sacramento (“Sacramento Land”). We are currently in the process of seeking zoning changes and other governmental approvals on a portion of the Sacramento Land to optimize its value. In addition, we are currently in the process of completing certain infrastructure improvements to the Sacramento Land to enhance its value.
Sales, segment performance, total assets, and other financial data of our segments for fiscal 2015, 2014, and 2013 are set forth in Note 11 in notes to consolidated financial statements included in Item 8 of this Report. Fiscal 2013 results include 5 1/2 months of the acquired Pratt & Whitney Rocketdyne division (the “Rocketdyne Business”) operating results (see below).
In July 2012, we signed a stock and asset purchase agreement (the “Original Purchase Agreement”) with United Technologies Corporation (“UTC”) to acquire the Rocketdyne Business from UTC for $550 million (the “Acquisition”). On June 10, 2013, the Federal Trade Commission (“FTC”) announced that it closed its investigation into the Acquisition under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. On June 12, 2013, we entered into an amended and restated stock and asset purchase agreement (the “Amended and Restated Purchase Agreement”) with UTC, which amended and restated the Original Purchase Agreement, as amended. On June 14, 2013, we completed the acquisition of substantially all of the Rocketdyne Business pursuant to the Amended and Restated Purchase Agreement. The aggregate consideration to UTC was $411 million which represents the initial purchase price of $550 million reduced by $55 million relating to the potential future acquisition of UTC’s 50% ownership interest of RD Amross, LLC ("RD Amross" a joint venture with NPO Energomash of Khimki, Russia which sells RD-180 engines to RD Amross) and the portion of the UTC business that markets and supports the sale of RD-180 engines (the “RDA Acquisition”). The acquisition of UTC’s 50% ownership interest of RD Amross and UTC’s related business was contingent upon certain conditions including receipt of certain Russian governmental regulatory approvals, which were not obtained. Pursuant to the terms of the Amended and Restated Purchase Agreement, on June 14, 2015, our obligations to consummate the RDA Acquisition expired.

Our fiscal year ends on November 30 of each year. When we refer to a fiscal year, such as fiscal 2015, we are referring to the fiscal year ended on November 30 of that year. The fiscal year of our subsidiary, Aerojet Rocketdyne, ends on the last Saturday of November. On January 20, 2016, our board of directors approved a change in our fiscal year-end from November 30 of each year to December 31 of each year. As a result of the 2013 calendar, we had 53 weeks of operations in fiscal 2013 compared to 52 weeks of operations in fiscal 2015 and 2014. The additional week of operations, which occurred in the first quarter of fiscal 2013, accounted for $27.8 million in additional net sales.
We were incorporated in Ohio in 1915 and reincorporated to the State of Delaware on April 11, 2014. Our principal executive offices are located at 2001 Aerojet Road, Rancho Cordova, CA 95742.
Our Internet website address is www.AerojetRocketdyne.com. We have made available through our Internet website, free of charge, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after such materials were electronically filed with, or furnished to, the SEC. We also make available on our Internet web site our corporate governance guidelines and the charters for each of the following committees of our Board of Directors: Audit; Corporate Governance & Nominating; and Organization & Compensation. Our corporate governance guidelines and such charters are also available in print to anyone who requests them.
Aerospace and Defense
Through Aerojet Rocketdyne, we are a leading technology-based designer, developer and manufacturer of aerospace and defense products and systems for the U.S. government, including the DoD and NASA, major aerospace and defense prime contractors and the commercial sector. We develop and manufacture all four propulsion types (liquid, solid, air-breathing, and electric) for space and defense applications and we maintain leading positions in a number of the market segments that apply these technologies. Aerojet Rocketdyne is a world-recognized engineering and manufacturing company that develops and produces specialized propulsion systems for defense, space and commercial applications, as well as armament systems for precision tactical systems and munitions, and is considered a leader in liquid launch propulsion, missile defense, in-space, tactical and hypersonics propulsion systems. We design, develop, and produce propulsion systems ranging in thrust size from a few grams to several hundred thousand pounds. We have participated in all of NASA’s manned and NASA Discovery missions to-date. Our propulsion systems have powered spacecraft to every planet in the solar system that has been explored by NASA and have been a cornerstone of the U.S. space program since its inception more than five decades ago. For over 70 years, Aerojet Rocketdyne has been a trusted supplier of highly sophisticated products and systems for military, civil and commercial customers and we maintain strong market positions across several product lines that are mission-critical to national defense and U.S. access to space. Our revenues are diversified across multiple programs, prime contractors and end users and we believe we are well positioned to benefit from spending in several areas of high priority for the U.S. government including support of the nation’s ability to maintain access to space and a strong missile defense. Principal customers include the DoD, NASA, Boeing Company (“Boeing”), Lockheed Martin Corporation (“Lockheed Martin”), Raytheon Company (“Raytheon”), and United Launch Alliance (“ULA”).
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
During fiscal 2015, we successfully delivered the first production units of the upgraded Patriot Advanced Capability-3 (“PAC-3”) Missile Segment Enhancement Solid Rocket Motor and Lethality Enhancement. We also successfully demonstrated a composite rocket motor case enhanced technology providing improved insensitive munitions for the Long Range Precision Fires rocket motor. Insensitive munitions are munitions that minimize hazardous reactions to unplanned mechanical shocks, fire, and impact by shrapnel and can still function as intended to destroy their targets.
A subset of our key tactical missile propulsion systems programs include: Guided Multiple Launch Rocket Systems (“GMLRS”), Javelin, PAC-3, Standard Missile, Tactical Tomahawk and Tube-launched Optically Wire-guided (“TOW”).
Missile Defense and Strategic Systems. Aerojet Rocketdyne develops and manufactures liquid and solid divert and attitude control propulsion systems and booster motors for missile defense applications. We also develop and manufacture boost and post-boost rocket motors for strategic missiles. These systems provide launch capability and directional control for critical missile defense interceptors and for ground and sea-based strategic missiles. We develop and manufacture both solid and liquid propulsion systems for the DoD and our propulsion systems are used throughout the world.

In fiscal 2015, we continued the development of the Standard Missile-3 IIA Throttling Divert and Attitude Control System (“TDACS”) program achieving critical program milestones. We are in full rate production of our Standard Missile-3 IB TDACS and delivered our 100th unit to Raytheon, for delivery to the MDA. We are in full rate production for our Terminal High Altitude Area Defense (“THAAD”) boost motors and Divert and Attitude Control System (“DACS”) and delivered our 200th THAAD boost motor and DACS propulsion systems. We also achieved several successful ground and flight test milestones for the Standard Missile-3 IIA, Standard Missile-3 IB, Ground Based Interceptor ("GBI") and THAAD programs, and continue our support of the critical return to flight for the Ground Based Missile Defense (“GMD”) Exoatmospheric Kill Vehicle (“EKV”) program. We completed the successful development of the alternate divert thrusters for the EKV and are progressing towards completing the qualification program and delivery of thrusters. We also completed the critical design review and design development testing of the alternate propellant tanks that will be used on both the EKV and Redesigned Kill Vehicle ("RKV") programs.
A subset of our key missile defense and strategic systems programs include: EKV Liquid DACS, HAWK, Standard Missile, THAAD and Trident II Post Boost.
Defense Advanced Programs. Aerojet Rocketdyne’s defense advanced programs activity support the entire breadth of propulsion and energetic products within the defense products portfolio by developing robust processes and innovative technologies demanded by our customers, as well as new capabilities required in next generation weapon systems. Our capabilities include a hypersonic propulsion team with decades of experience pioneering the development of liquid and solid fueled propulsion technologies for supersonic and hypersonic systems, which resulted in the selection of the X-51A propulsion program as a finalist for the 2014 Collier Trophy Award. We maintain key positions on ground-breaking government hypersonic propulsion demonstration programs such as the Triple Target Terminator ("T3") program, which successfully demonstrated breakthroughs in innovative technologies related to variable flow ducted rocket ramjet. We have developed and demonstrated low Mach to hypersonic scramjet propulsion transition using turbine based combined cycle. This technology is critical for transitioning from low speed (subsonic) propulsion to high speed (hypersonic) propulsion in missile systems, applicable to the future SR-72 airplane. In support of Ground Based Strategic Deterrent ("GBSD") systems, which will provide new propulsion systems for all of our nation’s strategic nuclear land-based capability, we are defining the best propulsion options for all four stages by leveraging past successful developments as well as maturing new technologies and capabilities.
The application of innovative solutions across multiple product lines, such as Selective Laser Melting/Additive Manufacturing has resulted in a cost reduction in many of our systems, but especially our hypersonic systems, removing a significant barrier in creating a major new market for this class of weapon systems. We have achieved significant results in extending the range and operability of next generation TDACS for future missile defense system upgrades. We are enabling enhanced capabilities in Missile Defense through Multiple Object Kill Vehicle ("MOKV") and RKV propulsion. We successfully completed an advanced mortar arena test, demonstrating the optimized warhead design and precision delivery that increases the range by up to 200 percent while minimizing collateral damage. In addition, two new areas have recently been added to our portfolio: (i) underwater warfare with a focus on advanced torpedoes, torpedo defense, and unmanned underwater systems, and (ii) unmanned aerial systems ("UAS") and counter UAS defense solutions.
Relentless research, rapid prototyping, and development work continue to advance next generation propulsion enablers in tactical, strategic, and adjacent energetic markets. This combined with a renewed focus on early strategic partnerships with key prime contractors and new market entrants, present exciting new opportunities for Aerojet Rocketdyne.
A subset of our key defense advanced programs include: ARDEC Warhead Development, Conventional Prompt Global Strike, GBSD Post Boost Study, High Speed Strike Weapon First Strike Missile Booster, Missile Component Advanced Technology, MOKV, Solid Divert and Attitude Control System Technology Risk Reduction, T3, and Weapon Scale Hypersonic Freejet.
Space Launch Systems. For over half a century, Aerojet Rocketdyne has been a domestic provider of launch vehicle propulsion systems to prime contractors providing launch services to the DoD, NASA, and other commercial customers. Our propulsion systems have flown on every manned mission since the inception of the U.S. space program in 1959. Products include a broad market offering of both liquid propellant engines and solid rocket motors required for launch vehicle applications in the defense, civil and commercial propulsion markets. Capabilities range across the entire spectrum of product maturation from technology demonstration through development, production, and flight support operations.
Our space launch systems have a long, successful history with the DoD where we continue to project strong support related to National Security Space requirements enabling communications, navigation, intelligence, surveillance, and reconnaissance activities. Aerojet Rocketdyne provides booster and upper stage propulsion for ULA’s Delta IV and Atlas V launch vehicles in support of the Evolved Expendable Launch Vehicle (“EELV”) program, as well as a limited number of Delta II vehicles which are supporting commercial customers launching earth observation spacecraft. We continue to execute very effectively on production, delivery, and launch support operations for each of the multi-year contracts established in support of the EELV program.
A subset of our key space launch systems programs include: AJ10, AJ60, RL10, RS-27 and RS-68.

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
During fiscal 2015, we achieved a number of significant milestones on the NASA Space Launch System (“SLS”) and Commercial Crew programs. We completed the closeout activities of our J-2X engine which is slated to power the future upper stage of the heavy lift SLS. J-2X is an upgraded and modernized version of the original Apollo moon mission's engine. We also completed the first series of adaptation testing of the RS-25 engine and were awarded the follow-on restart of production activities. The RS-25 (formerly known as the Space Shuttle Main Engine - (“SSME”)) restart will recertify an updated version with higher capabilities and will be produced with modern manufacturing technologies. Finally, we completed final design of the reaction control thrusters for the Orion crew module and the jettison motor for the Launch Abort System and have initiated flight set production. The Orion system combined with SLS will return our nation to deep space flight capability.
In 2015, we finalized the contract with Boeing to develop and qualify propulsion systems for the next generation commercial crew vehicle (Boeing’s CST-100 Starliner) that will provide human transportation to and from the International Space Station ("ISS") and potentially other low Earth orbit missions. Boeing’s CST-100 incorporates our crew module reaction control thrusters, service module propulsion system and tanks.
Space advanced programs continued to mature critical technologies for our nation’s next generation of advanced hydrocarbon engines for future high-performance booster systems with the ability to eliminate the U.S. dependence on Russian-provided booster systems for National Security Space Launch. The new high performance AR1 engine completed preliminary design in December 2015 and is on-track to be qualified by 2019. Other leading edge technology development areas include next generation satellite and spacecraft high-power solar electric propulsion, “green” liquid propellant engines and nuclear space power systems. Finally, we’ve made significant investments in the field of Additive Manufacturing that is expected to provide significant cost and schedule savings over traditional manufacturing techniques with application to nearly all Aerojet Rocketdyne propulsion products.
A subset of our key space advanced programs include: AR1, Advanced Boosters, Commercial Crew Development, Green Propellant Infusion Mission, High Power Solar Electric Vehicles, Hydrocarbon Booster Technology Demonstrator, J-2X, Orion and RS-25.
Space Systems. Aerojet Rocketdyne is a leading supplier of high performance, reliable in-space propulsion products for domestic and international satellite and launch vehicle markets. We are considered an industry leader in the design, development, and production of high performance electric, mono-propellant and bi-propellant rocket engines and systems. As with space launch vehicle systems, our key satellite and spacecraft propulsion capabilities cover the entire spectrum required by our customers, including requirements definition and trade studies, design and development, fabrication and assembly, test and post-delivery support.
For the commercial satellite market, Aerojet Rocketdyne supplies propulsion products to every major U.S., European and Japanese satellite manufacturer, including significant chemical and electric propulsion content on Geostar communication satellite platforms. For the NASA civil space market, Aerojet Rocketdyne has provided in-space propulsion on a significant number of the satellites and spacecraft that NASA has launched, including missions to every planet, all NASA missions to Mars, and commercial crew and cargo missions. For the DoD market, Aerojet Rocketdyne has provided propulsion for numerous DoD missions, including Advanced-EHF, Space-Based InfraRed System, Global Positioning System, and Wideband Global Satcom.
A subset of our key space systems programs include: A2100TR Communications Satellites, Advanced Extremely High Frequency Satellites, Commercial Crew Transportation Capability, Boeing HS702MP Commercial Communications Satellite, Cygnus, Geostar 3 Communications satellite, Geostationary Operational Environmental Satellite R-Series, Global Positioning Systems, Iridium NEXT and Space-Based Infrared System.
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

Diversified and Well Balanced Portfolio - We have been and continue to be a pioneer in the development of many enabling technologies and products that have strengthened multiple branches of the U.S. military and enabled the exploration of space. We believe Aerojet Rocketdyne maintains a unique competitive position due to a strategic focus on creating and maintaining a broad spectrum of propulsion and energetic products assisted by the growing market demand for its innovative energy management technologies. Our propulsion systems power almost all of today’s medium and large payload rocket systems. We are the sole provider of most of the liquid upper and boost stage engines/motors on the SLS, Delta IV, and Atlas V launch vehicle systems. We have further capitalized on this foundation by bringing together “solid” and “liquid” propulsion teams and “cross-pollinating” critical product features and capabilities, thus exploiting potential product line synergies that enable us to offer our customers innovative, highly advanced solutions.
High Visibility of Revenue with Multi-year Contracts and Sizable Backlog - A strong focus on our customers’ highest priorities has been a critical factor in maintaining an enduring portfolio of products throughout major market cycles. The highly visible nature of our revenue comes from the long-term nature of the programs with which we are involved, our diverse and attractive contract base and our deep customer relationships. A substantial portion of our sales are derived from multi-year contract awards from major aerospace and defense prime contractors. In many cases, we operate under sole source contracts, some of which are follow-on contracts to contracts initially completed years ago and others have been sole source contracts since inception. High renewal rates, supported by our market leading technology provide us with a highly stable business base from which to grow. Our contract backlog (funded and unfunded) was $4.1 billion as of November 30, 2015 and our funded backlog, which includes only amounts for which funding has been authorized by a customer and a purchase order has been received, totaled $2.4 billion.
Exceptional Long-Term Industry Relationships - We serve a broad set of customers and are major suppliers of propulsion products to top original equipment manufacturers such as Boeing, Lockheed Martin, Raytheon and ULA, as well as to the DoD, NASA and other U.S. government agencies. We have a long history of partnering with their respective prime contractors and have developed close relationships with key decision-makers while working for a combined total of more than a century in the rocket and missile propulsion markets. We are, in many instances, approached by multiple prime contractors early in the bidding process, which is a testament to the strength of our relationships and technological leadership in the industry. We believe these long-term relationships and our reputation for performance enhance customer loyalty and provide us with key competitive advantages in winning new contracts for new programs as well as follow-on and derivative contracts for existing programs.
Competition
The competitive dynamics of our multi-faceted marketplace vary by product sector and customer as we experience many of the same influences felt by the broader aerospace and defense industry.  The large majority of products we manufacture are highly complex, technically sophisticated and extremely hazardous to build, demanding rigorous manufacturing procedures and highly specialized manufacturing equipment.  While historically these factors, coupled with the high cost to establish the infrastructure required to meet these needs, posed substantial barriers to entry, modern design tools and manufacturing techniques (additive manufacturing) available to new entrants with the ability to self-fund start-up as well as development costs has led to increased competition in space related markets. To date, the competition has been limited to a few participants who tend to be narrowly focused on products that are sub-elements of our overall product portfolio. For example, entrepreneurs such as SpaceX and Blue Origin, who have been or are in the process of developing liquid fuel propulsion capabilities are primarily focused on the development of space propulsion systems for heavy lift launch vehicles and are not pursuing or participating in the missile defense or tactical propulsion business segments that make up a substantial portion of our overall business. These new entrepreneurs have signaled their intent to compete primarily on price and are therefore bringing pressure to bear on existing cost paradigms and manufacturing methodologies.
The table below lists the primary participants in the propulsion market:

Company	Parent	Propulsion Type	Propulsion Application
Aerojet Rocketdyne	Aerojet Rocketdyne Holdings, Inc.	Solid, liquid, air- breathing, electric	Launch, in-space, tactical, strategic, missile defense
Airbus Defence and Space (formerly Astrium)	Airbus Group	Solid, liquid	In-space
Alliant Techsystems	Orbital ATK, Inc.	Solid, air-breathing	Launch, tactical, strategic, missile defense
Avio	Avio S.p.A	Solid, liquid	Launch, in-space
Blue Origin	Blue Origin	Liquid	Launch
Electron Technologies, Inc.	L-3 Communications Corporation	Electric	In-space
General Dynamics OTS	General Dynamics	Solid	Tactical
Nammo Talley	Nammo Talley	Solid	Tactical
Northrop Grumman Space Technology	Northrop Grumman Corporation (“Northrop”)	Liquid	In-space
Moog Inc.	Moog Inc.	Liquid, electric	In-space, missile defense
Safran	Safran	Liquid, solid	Launch, tactical
SpaceX	SpaceX	Liquid	Launch, in-space
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
The Budget Control Act of 2011 established statutory limits on U.S. government discretionary spending, or budgets caps, for both defense and non-defense over the next 10 years.  The Bipartisan Budget Act of 2013 provided temporary relief to the Budget Control Act of 2011 cap levels in GFY 2014 and 2015 and eased sequestration spending cuts to the DoD and other federal agencies (e.g., NASA) for GFY 2014 and 2015, paving the way for eventual agreements on GFY 2014 and 2015 appropriations for all federal agencies. Similarly, in November 2015, the U.S. President signed into law the Bipartisan Budget Act of 2015, providing another two years of relief to the Budget Control Act cap numbers.  The Bipartisan Budget Act of 2015 covers both GFY 2016 and 2017 and allows for increased spending levels for DoD and other U.S. government agencies including NASA. This paved the way for the U.S. Congress to pass and the U.S. President to sign into law a $1.1 trillion “Omnibus” appropriations bill for GFY 2016, funding all government agencies.  The defense portion of the bill provides $514.1 billion in base defense funding and $58.6 billion in overseas contingency operations.  The base funding is $12.8 billion below the GFY 2016 budget request while the overseas contingency operations portion is $7.7 billion above the GFY 2016 budget request. The NASA portion contains a top line of $19.3 billion, a $1.3 billion increase over GFY 2015 level.
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
The NASA Authorization Act has again identified the SLS program as one of its top priorities in the NASA GFY 2016 budget. The SLS program also has enjoyed wide, bipartisan support in both chambers of Congress. We maintain a strong relationship with NASA and our propulsion systems have been powering NASA launch vehicles and spacecraft since the inception of the U.S. space program. Our booster, upper stage and Orion vehicle propulsion systems are currently baselined on the new SLS vehicle and both upper stage and booster engines are in development for future SLS variants. Due to the retirement of the space shuttle fleet, U.S. astronauts are now dependent on Russian Soyuz flights for access to and from the ISS for the better part of this decade. NASA has been working to re-establish U.S. manned space capability as soon as possible through development of a new “space taxi” to ferry astronauts and cargo to the ISS. In 2014, Boeing’s CST-100 Starliner capsule, powered by Aerojet Rocketdyne propulsion, was selected by NASA to transport astronauts to and from the ISS. As Boeing’s teammate, Aerojet Rocketdyne will be providing the propulsion system for this new vehicle, thereby supplementing its work for NASA on the SLS designed for manned deep space exploration. In both instances, we have significant propulsion content and we look forward to supporting these generational programs for NASA.
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
Customers that represented more than 10% of net sales for the fiscal years presented are as follows:

	Year Ended
	2015	2014	2013
Lockheed Martin	29%	28%	23%
Raytheon	20	17	33
ULA	19	25	18
NASA	11	11	*
__________

*	Less than 10%.
Our sales to each of the major customers listed above involve several product lines and programs.

Direct sales to the U.S. government and its agencies, or government customers, and indirect sales to U.S. government customers via direct sales to prime contractors accounted for a total of approximately 90% of sales in fiscal 2015. Sales to our aerospace and defense customers that provide products to international customers continue to grow. The following are percentages of net sales by principal end user in fiscal 2015:

U.S. Air Force	20%
NASA	25
U.S. Army	18
MDA	17
U.S. Navy	9
Other U.S. government	1
Total U.S. government customers	90
Other customers	10
Total	100%
Contract Types
Under each of its contracts, Aerojet Rocketdyne acts either as a prime contractor, where it sells directly to the end user, or as a subcontractor, selling its products to prime contractors. Research and development contracts are awarded during the inception stage of a program’s development. Production contracts provide for the production and delivery of mature products for operational use. Aerojet Rocketdyne’s contracts are largely categorized as either “fixed-price” (largely used by the government for production-type contracts) or “cost-reimbursable” (largely used by the government for development-type contracts). During fiscal 2015, approximately 61% of our Aerospace and Defense net sales were from fixed-price contracts, 33% from cost-reimbursable contracts, and 6% from other sales including commercial contracts.

Fixed-price contracts are typically (i) fixed-price, (ii) fixed-price-incentive fee, or (iii) fixed-price level of effort contracts. For fixed-price contracts, Aerojet Rocketdyne performs work for a fixed price and realizes all of the profit or loss resulting from variations in costs during contract performance. For fixed-price-incentive contracts, Aerojet Rocketdyne receives increased or decreased fees or profits based upon actual performance against established targets or other criteria. For fixed-

price level of effort contracts, Aerojet Rocketdyne generally receives a structured fixed price per labor hour, dependent upon the customer’s labor hour needs. All fixed-price contracts present the risk of unreimbursed cost overruns potentially resulting in lower than expected contract profit margin and losses.
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

Backlog
A summary of our backlog is as follows:

	As of November 30,
	2015	2014
	(In billions)
Funded backlog	$2.4	$2.2
Unfunded backlog	1.7	0.9
Total contract backlog	$4.1	$3.1
Total contract backlog expected to be filled within one year	$1.6	$1.5
Total backlog includes both funded backlog (unfilled orders for which funding is authorized, appropriated and contractually obligated by the customer) and unfunded backlog (firm orders for which funding has not been appropriated). Indefinite delivery and quantity contracts and unexercised options are not reported in total backlog. Backlog is subject to funding delays or program restructurings/cancellations which are beyond our control. Of our November 30, 2015 total contract backlog, approximately 39%, or approximately $1.6 billion, is expected to be filled within one year.

Seasonality
Aerojet Rocketdyne’s business is not subject to predictable seasonality. Primary factors affecting the timing of our sales include the timing of government awards, the availability of U.S. government funding, contractual product delivery requirements, customer acceptances, and regulatory issues.
Appropriations bills for both DoD and NASA have become increasingly difficult for Congress to pass by the start of the GFY resulting in funding delays to many of our customers and, in turn, delays in contract awards received by us. This generally leads to a decrease in the number of new and follow-on awards in the first half of our fiscal year and an increase during the second half, which translates to varying levels of uncertainty in the timing of annual awards received by Aerojet Rocketdyne.
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
The following table summarizes our research and development expenditures during the past three fiscal years:

	Year Ended
	2015	2014	2013
	(In millions)
Customer-funded	$485.8	$481.2	$335.9
Company-funded (1)	74.4	51.9	42.9
Total research and development expenditures	$560.2	$533.1	$378.8
____
(1) Includes $48.2 million of AR1 research and development costs in fiscal 2015 (see Note 1 in notes to the consolidated financial statements).
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
The supply of ammonium perchlorate, a principal raw material used in solid propellant, is limited to a single source that supplies the entire domestic solid propellant industry and actual pricing is based on the total industry demand. The completion of the Space Shuttle Program reduced demand, resulting in significant unit price increases. In addition, the sole domestic source is evaluating strategic alternatives to its business; accordingly, we are evaluating alternate sources of supply to mitigate risks. In the majority of our contracts, we anticipated this price increase and incorporated abnormal escalation pricing language into our proposals and contracts.
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
Real Estate
We own approximately 11,500 acres of land in the Sacramento metropolitan area which we refer to as the Sacramento Land. Acquired in the early 1950s for our aerospace and defense operations, there were large portions used solely to provide safe buffer zones around hazardous operations. Modern changes in propulsion technology coupled with the relocation of certain of our propulsion operations led us to determine large portions of the Sacramento Land were no longer needed for operations. Consequently, our plan has been to reposition this excess Sacramento Land, re-entitle it for new uses, and explore various opportunities to optimize its value.
Approximately 5,600 acres have been deemed excess, and we are in the process of entitling this excess land for new development opportunities under the brand name “Easton”. Within Easton, we currently have approximately 1,600 acres that are fully entitled and approximately 2,300 acres have received “limited entitlements.” Our remaining entitlement and infrastructure efforts are expected to increase the land value over its current value. The term “entitlements” is generally used to denote the set of regulatory approvals required to allow land to be zoned for new requested uses. Required regulatory approvals vary with each jurisdiction and each zoning proposal and may include permits, land use master plans, zoning designations, state and federal environmental documentation, and other regulatory approvals unique to the land.
Easton continues to execute re-entitlement and pre-development activities, and to explore how to maximize value from Easton. Value creation and monetization may include outright sales and/or joint ventures with real estate developers, residential builders, and/or other third parties. Those parcels of land that have obtained the necessary entitlements for development or are otherwise suitable for sale were transferred to this subsidiary. Additional land may be transferred in the future as these or other requirements are achieved.
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
Regarding our Glenborough at Easton and Easton Place projects, in fiscal 2015, we completed key permit requirements regarding open space agreements that better positioned this entitled project for monetization. We continue to have conversations with builders and developers regarding these projects.
Regarding our Hillsborough at Easton project, we finalized the sale of the Hillsborough land in fiscal 2015 for a total purchase price of $57.0 million which was comprised of $46.7 million cash and $10.3 million of promissory notes. The total acreage covered by the Hillsborough land transaction was approximately 700 acres, of which approximately 550 acres was recognized as a sale in the second quarter of fiscal 2015.
During fiscal 2015, we also made important strides in discussions with the City of Rancho Cordova regarding total impact fees and final terms surrounding a final development agreement for the Rio del Oro at Easton project.
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
The Sacramento Land, including Easton, is summarized below (in acres):

	Environmentally Unrestricted	Environmentally Restricted (1)	Total	Entitled (2)	Limited Entitlements (3)
Glenborough and Easton Place	1,043	349	1,392	1,392	—
Rio del Oro	1,818	491	2,309	—	2,309
Westborough	1,387	272	1,659	—	—
Hillsborough (4)	51	97	148	148	—
Office Park and Auto Mall	47	8	55	55	—
Total Easton acreage	4,346	1,217	5,563	1,595	2,309
Operations land (5)	24	5,179	5,203
Land available for future entitlement (6)	443	242	685
Total Sacramento Land	4,813	6,638	11,451
_________

(1)
The environmentally restricted acreage described above is subject to restrictions imposed by state and/or federal regulatory agencies because of our historical propulsion system testing and manufacturing activities. We are actively working with the various regulatory agencies to have the restrictions removed as early as practicable, and the solutions to use these lands within Easton have been accounted for in the various land use plans and granted entitlements. See Note 9(c) in notes to consolidated financial statements for a discussion of the federal and/or state environmental restrictions affecting portions of the Sacramento Land.

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

(4) The remaining 148 acres designated in Hillsborough will be transferred, per the completed Purchase and Sale contract, when the required environmental remediation work is completed. See Note 4(h) of the notes to the consolidated financial statements.

(5)
We believe that the operations land is adequate for our long-term needs. As we reassess needs in the future and as propulsion technology continues to advance, portions of this land may become available for entitlement.

(6)
We believe it will be several years before any of this excess Sacramento Land is available for future change in entitlement. Some of this excess land is outside the current Urban Services Boundary established by the County of Sacramento and all of it is far from existing infrastructure, making it uneconomical to pursue entitlement for this land at this time.

Leasing & Other Real Estate
We currently lease approximately 0.4 million square feet of office space in Sacramento to various third parties. These leasing activities generated $6.3 million in revenue in fiscal 2015.
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

We review on a quarterly basis estimated future remediation costs and have an established practice of estimating environmental remediation costs over a fifteen year period, except for those environmental remediation costs with a specific contractual term. Environmental liabilities at the Baldwin Park Operable Unit (“BPOU”) site are currently estimated through the anticipated term of a new project agreement (the "Project Agreement"). There can be no assurance that the term of the new Project Agreement will not be longer than the term we estimated and, if so, we may be required to make an additional accrual to reflect the longer term. As the period for which estimated environmental remediation costs lengthens, the reliability of such estimates decreases. These estimates consider the investigative work and analysis of engineers, outside environmental consultants, and the advice of legal staff regarding the status and anticipated results of various administrative and legal proceedings. In most cases, only a range of reasonably possible costs can be estimated. In establishing our reserves, the most probable estimate is used when determinable; otherwise, the minimum amount is used when no single amount in the range is more probable. Accordingly, such estimates can change as we periodically evaluate and revise these estimates as new information becomes available. We cannot predict whether new information gained as projects progress will affect the estimated liability accrued. The timing of payment for estimated future environmental costs is influenced by a number of factors such as the regulatory approval process, and the time required for designing, constructing, and implementing the remedy.
 A summary of our recoverable amounts, environmental reserves, and range of liability, as of November 30, 2015 is presented below:

	Recoverable Amount (1)	Reserve	Estimated Range of Liability
	(In millions)
Aerojet Rocketdyne - Sacramento	$118.0	$153.0	$153.0 - $253.0
Aerojet Rocketdyne - BPOU	108.1	140.1	140.1 - 183.9
Other Aerojet Rocketdyne sites	7.6	7.8	7.8 - 13.6
Other sites	0.7	5.2	5.2 - 6.9
Total	$234.4	$306.1	$306.1 - $457.4
_____

(1)
Excludes the receivable from Northrop of $68.7 million as of November 30, 2015 related to environmental costs already paid (and therefore not reserved) by the Company in prior years and reimbursable under the Northrop Agreement (see below).

Operation and maintenance costs associated with environmental compliance and management of contaminated sites are a normal, recurring part of operations. Most of our environmental costs are incurred by our Aerospace and Defense segment, and certain of these costs are allowable and allocable as reimbursable general and administrative costs allocated to our contracts with the U.S. government or reimbursable by Northrop, subject to an annual and a cumulative limitation. See Note 9(d) in notes to consolidated financial statements for additional information.
On January 12, 1999, Aerojet Rocketdyne and the U.S. government implemented the October 1997 Agreement in Principle (“Global Settlement”) resolving certain prior environmental and facility disagreements, with retroactive effect to December 1, 1998. Under the Global Settlement, Aerojet Rocketdyne and the U.S. government resolved disagreements about an appropriate cost-sharing ratio with respect to the cleanup costs of the environmental contamination at the Sacramento and Azusa sites. The Global Settlement cost-sharing ratio does not have a defined term over which costs will be recovered. Additionally, in conjunction with the sale of the EIS business in 2001, Aerojet Rocketdyne entered into an agreement with Northrop (the “Northrop Agreement”) whereby Aerojet Rocketdyne is reimbursed by Northrop for a portion of environmental expenditures eligible for recovery under the Global Settlement, subject to an annual and a cumulative limitation.
Pursuant to the Global Settlement, prior to the third quarter of fiscal 2010, approximately 12% of environmental costs related to Aerojet Rocketdyne’s Sacramento site and its former Azusa site were charged to the consolidated statements of operations. Subsequent to the third quarter of fiscal 2010, because our estimated environmental costs had reached the reimbursement ceiling under the Northrop Agreement, approximately 37% of such costs were expensed to the consolidated statements of operations. In the fourth quarter of fiscal 2015, Aerojet Rocketdyne and the U.S. government executed an advance agreement revising the percent allocable to Northrop and the U.S. government (the "Advance Agreement"). As a result of this agreement, we increased the percent of recoverable environmental costs and allocated additional environmental costs to our Aerojet Rocketdyne business retroactive to December 1, 2013. We currently estimate approximately 24% of such costs will not likely be reimbursable and are expensed to the consolidated statements of operations. We are seeking to further amend our agreement with the U.S. government to increase the amount allocable to our U.S. government contracts; however, there can be no assurances that we will be successful in this pursuit.
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
The inclusion of environmental costs in our contracts with the U.S. government impacts our competitive pricing; however, we believe that this impact is mitigated by driving improvements and efficiencies across our operations as well as our ability to deliver innovative and quality products to our customers.
Under existing U.S. environmental laws, a Potentially Responsible Parties (“PRP”), is jointly and severally liable, and therefore we are potentially liable to the government or other third parties for the full cost of remediating the contamination at our facilities or former facilities or at third-party sites where we have been designated as a PRP by the Environmental Protection Agency or state environmental agencies. The nature of environmental investigation and cleanup activities requires significant management judgment to determine the timing and amount of any estimated future costs that may be required for remediation measures. Further, environmental standards change from time to time. However, we perform quarterly reviews of these matters and accrue for costs associated with environmental remediation when it becomes probable that a liability has been incurred and the amount of the liability, usually based on proportionate sharing, can be reasonably estimated. These liabilities have not been discounted to their present value as the amounts and timing of cash payments are not fixed or reliably determinable.
We did not incur material capital expenditures for environmental control facilities in fiscal 2015 nor do we anticipate any material capital expenditures in fiscal 2016 and 2017. See Management’s Discussion and Analysis in Part II, Item 7 “Environmental Matters” of this Report for additional information.
Additional information on the risks related to environmental matters can be found under “Risk Factors” in Item 1A. of this Report, including the material effects on compliance with environmental regulations that may impact our competitive position and operating results.
Employees
As of November 30, 2015, 15% of our 4,823 employees were covered by collective bargaining agreements. We believe that our relations with our employees and unions are good.

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
Sales, directly and indirectly, to the U.S. government and its agencies accounted for approximately 90% of our total net sales in fiscal 2015. Our contracts typically permit the U.S. government to unilaterally modify or terminate a contract or to discontinue funding for a particular program at any time. The cancellation of a contract, if terminated for cause, could also subject us to liability for the excess costs incurred by the U.S. government in procuring undelivered items from another source. If terminated for convenience, our recovery of costs would be limited to amounts already incurred or committed (including severance costs for terminated employees), and our profit would be limited based on the work completed prior to termination.
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
We have restated our previously issued consolidated financial statements, which may lead to additional risks and uncertainties.
As described in greater detail in Note 2 to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K, we restated our consolidated financial statements for each of the fiscal years ended November 30, 2013 and 2014 and our unaudited quarterly financial information for the first three quarters in fiscal 2015 and each of the quarters in fiscal 2014 (collectively, the “Restated Periods”). Management concluded that, as a result of the identified material weaknesses, our internal controls over financial reporting were ineffective as of November 30, 2015. The determination to restate the financial statements for the Restated Periods was made by our Audit Committee and management after discussions with the Company’s independent public accounting firm, PricewaterhouseCoopers LLP. Our Audit Committee concluded that our previously issued financial statements for the Restated Periods should no longer be relied upon. This Annual Report on Form 10-K includes the restatement of our financial statements for the Restated Periods (the “Restatement”).
As a result of these events, we have become subject to a number of additional costs and risks, including unanticipated costs for accounting and legal fees in connection with or related to the Restatement and the remediation of our material weaknesses in internal control over financial reporting. In addition, the attention of our management team has been diverted by these efforts. As further described in Item 3 - “Legal Proceedings”, the Company and certain of our officers and a former officer have been named as defendants in a lawsuit as a result of the Restatement. Other plaintiffs may bring additional actions with other claims based on the Restatement and we could be subject to additional stockholder, governmental, or other actions in connection with the Restatement or other matters. Any such proceedings will, regardless of the outcome, consume management’s time and attention and may result in additional legal, accounting, insurance and other costs. If we do not prevail in the pending litigation or any other proceedings, we could be required to pay substantial damages or settlement costs. In addition, the Restatement and related matters and the pending litigation could impair our reputation or could cause a loss of investor confidence. Each of these occurrences could have a material adverse effect on our business, operating results, financial condition, cash flows and/or stock price.
The estimates and judgments we make, or the assumptions on which we rely, in preparing our consolidated financial statements could prove inaccurate.
Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of our assets, liabilities, revenues and expenses. Such estimates and judgments include those related to revenue recognition, accrued expenses, purchase accounting, assumptions in the valuation of stock-based compensation and income taxes. We base our estimates and judgments on historical experience, facts and circumstances known to us and on various assumptions that we believe to be reasonable under the circumstances. These estimates and judgments, or the assumptions underlying them, may change over time or prove inaccurate. If the estimates or judgments we make, or the assumptions on which we rely, in preparing our consolidated financial statements prove inaccurate, our actual results may vary materially from those reflected in our consolidated financial statements, which may subject us to a number of additional costs and risks.
For example, in February 2016, we restated our consolidated financial statements for certain prior periods. For a further discussion of this restatement, see the foregoing discussion in the risk factor captioned “We have restated our previously issued consolidated financial statements, which may lead to additional risks and uncertainties.”
If we experience cost overruns on our contracts, we would have to absorb the excess costs which could adversely affect our financial results and our ability to win new contracts.
In fiscal 2015, approximately 61% of our Aerospace and Defense net sales were from fixed-price contracts, most of which are in mature production mode. Under fixed-price contracts, we agree to perform specified work for a fixed price and realize all of the profit or loss resulting from variations in the costs of performing the contract. As a result, all fixed-price contracts involve the inherent risk of unreimbursed cost overruns. To the extent we were to incur unanticipated cost overruns on a program or platform subject to a fixed-price contract, our profitability would be adversely affected. Future profitability is subject to risks including the ability of suppliers to deliver components of acceptable quality on schedule and the successful implementation of automated tooling in production processes.
In fiscal 2015, approximately 33% of our Aerospace and Defense net sales were from cost reimbursable contracts. Under cost reimbursable contracts, we agree to be reimbursed for allowable costs and be paid a fee. If our costs are in excess of the final target cost, fees and our margin may be adversely affected. If our costs exceed authorized contract funding or they do not qualify as allowable costs under applicable regulations, we will not be reimbursed for those costs. Cost overruns may adversely affect our financial performance and our ability to win new contracts.
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
In addition, in sectors where there is competition, it can be intense. For example, we face increasing competition from entrepreneurs such as SpaceX and Blue Origin, who have been or are in the process of developing liquid fuel propulsion capabilities which are primarily focused on the development of space propulsion systems for heavy lift launch vehicles. These new entrepreneurs have signaled their intent to compete primarily on price and are therefore bringing pressure to bear on existing cost paradigms and our manufacturing methodologies. The U.S. government also has its own manufacturing capabilities in some areas. We may be unable to compete successfully with our competitors and our inability to do so could result in a decrease in sales, profits, and cash flows that we historically have generated from certain contracts. Further, the U.S. government may open to competition programs on which we are currently the sole supplier, which could have a material adverse effect on our operating results, financial condition, and/or cash flows.
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
By virtue of recent U.S. export control reform, certain Aerojet Rocketdyne international sales that were under Department of State jurisdiction are now regulated by the U.S. Department of Commerce Bureau of Industry and Security (“BIS”) under the Export Administration Act and the Export Administration Regulations (“EAR”), specifically those sales involving controlled U.S.-origin commodities with restrictions as to certain end uses, end users or destinations.  BIS addresses administrative or criminal enforcement of EAR violations.  Similar to penalties and sanctions in violation of ITAR, BIS evaluates violations based upon factors which include destination of the export, degree of willfulness involved in the violation and specific factors of mitigation or aggravation.  The range of penalties is similar to those discussed above with regard to ITAR violations.
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
In connection with the Acquisition, the DTCC agreed to release the Rocketdyne Business from the UTC Consent Agreement upon consummation of the Acquisition on the condition that we agreed to provide to the DTCC (i) our plan to integrate the Rocketdyne Business into our ITAR compliance program and (ii) an audit of the integration one year after closing the Acquisition. Further, UTC has agreed to reimburse us for any and all costs we incur to comply with these requirements. In connection with the closing of the Acquisition, we provided to the DTCC a letter committing to the DTCC’s conditions. However, there can be no assurance that we will be successful in integrating the Rocketdyne Business into our ITAR and EAR compliance programs or to prevent any further ITAR violations. Therefore, a future violation of ITAR or EAR could materially adversely affect our business, financial condition and results of operations.
Our competitive improvement program (“CIP”) may not be successful in aligning our operations to current market conditions.
In March 2015, we initiated the CIP comprised of activities and initiatives aimed at reducing costs in order for us to continue to compete successfully. The company-wide initiative is being undertaken after a comprehensive assessment of our product portfolio to underpin Aerojet Rocketdyne’s technological and competitive leadership in our markets through continued research and development. The CIP is composed of three major components: (i) facilities optimization and footprint reduction; (ii) product affordability; and (iii) reduced administrative and overhead costs. Implementation of the CIP involves reductions in our workforce and facilities and, in certain instances, the relocation of products, technologies and personnel. We have incurred and will continue to incur significant expenditures to implement the CIP and we expect to realize significant future cost savings as a result. The CIP may not be successful in achieving these cost savings and other benefits within the expected timeframes, may be insufficient to successfully restructure our operations through, among other ways, the relocation of programs or the inability to transition institutional program knowledge, to conform with the changes affecting our industry, may disrupt our operations, or may be more costly than currently anticipated. See additional information in Note 12 in notes to the consolidated financial statements.
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
Our business and operations could be adversely impacted in the event of a failure of our information technology infrastructure or adversely impacted by a successful cyber-attack.
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
The supply of ammonium perchlorate, a principal raw material used in solid propellant, is limited to a single source that supplies the entire domestic solid propellant industry and actual pricing is based on the total industry demand. The completion of the Space Shuttle Program reduced demand, resulting in significant unit price increases. In addition, the sole domestic source is evaluating strategic alternatives to its business; accordingly, we are evaluating alternate sources of supply to mitigate risks. In the majority of our contracts, we anticipated this price increase and incorporated abnormal escalation pricing language into our proposals and contracts.
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
As of the last measurement date at November 30, 2015, our total defined benefit pension plan assets, total projected benefit obligations, and unfunded pension obligation for the tax-qualified pension plans were approximately $964.1 million,

$1,549.5 million, and $566.2 million, respectively. We expect to make cash contributions of approximately $23 million to our tax-qualified defined benefit pension plan in fiscal 2016. We estimate that approximately 83% of our unfunded pension obligation as of November 30, 2015 is related to Aerojet Rocketdyne which will be recoverable through our U.S. government contracts.
The funded status of our pension plans may be adversely affected by the investment experience of the plans’ assets, by any changes in U.S. law and by changes in the statutory interest rates used by tax-qualified pension plans in the U.S. to calculate funding requirements. Accordingly, if the performance of our plans’ assets does not meet our assumptions, if there are changes to the Internal Revenue Service ("IRS") regulations or other applicable law or if other actuarial assumptions are modified, our future contributions to our underfunded pension plans could be higher than we expect.
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
As of November 30, 2015, the aggregate range of our estimated future environmental obligations was $306.1 million to $457.4 million and the accrued amount was $306.1 million. We believe the accrued amount for future remediation costs represents the costs that could be incurred by us over the contractual term, if any, or the next fifteen years of the estimated remediation, to the extent they are probable and reasonably estimable. However, in many cases the nature and extent of the required remediation has not yet been determined. Given the many uncertainties involved in assessing liability for environmental claims, our reserves may prove to be insufficient. We evaluate the adequacy of those reserves on a quarterly basis, and adjust them as appropriate. In addition, the reserves are based only on known sites and the known contamination at those sites. It is possible that additional sites needing remediation may be identified or that unknown contamination at previously identified sites may be discovered. It is also possible that the regulatory agencies may change clean-up standards for chemicals of concern such as ammonium perchlorate and trichloroethylene. This could lead to additional expenditures for environmental remediation in the future and, given the uncertainties involved in assessing liability for environmental claims, our reserves may prove to be insufficient.
Most of our environmental costs are incurred by our Aerospace and Defense segment, and certain of these future costs are allowable to be included in our contracts with the U.S. government and allocable to Northrop until the cumulative expenditure limitation is reached. We currently estimate approximately 24% of our Aerospace and Defense segment environmental costs will not likely be reimbursable and are expensed to the consolidated statements of operations.
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
We have a substantial amount of debt for which we are required to make interest and principal payments. Interest on long-term financing is not a recoverable cost under our U.S. government contracts. As of November 30, 2015, we had $652.0 million of debt. Subject to the limits contained in some of the agreements governing our outstanding debt, we may incur additional debt in the future. Our maintenance of higher levels of indebtedness could have adverse consequences including impairing our ability to obtain additional financing in the future.
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
Based on our existing debt agreements, we were in compliance with our financial and non-financial covenants as of November 30, 2015. Any of the covenants described in this risk factor may restrict our operations and our ability to pursue potentially advantageous business opportunities. Our failure to comply with these covenants could result in an event of default that, if not cured or waived, could result in the acceleration of the Senior Credit Facility, the Subordinated Credit Facility, the 7 1/8% Notes, and the 4 1/16% Debentures. In addition, our failure to pay principal and interest when due is a default under the Senior Credit Facility, and in certain cases, would cause cross defaults on the subordinated credit facility, 7 1/8% Notes and 4 1/16% Debentures.
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
Substantially all of our excess real estate, that we are in the process of entitling for new opportunities, is located in Sacramento County, California, making us vulnerable to changes in economic and other conditions in that particular market.
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
As of November 30, 2015, 15% of our 4,823 employees were covered by collective bargaining agreements. In the future, if we are unable to negotiate acceptable new agreements with the unions, upon expiration of the existing contracts, we could experience a strike or work stoppage. Even if we are successful in negotiating new agreements, the new agreements could call for higher wages or benefits paid to union members, which would increase our operating costs and could adversely affect our profitability. If our unionized workers were to engage in a strike or other work stoppage, or other non-unionized operations were to become unionized, we could experience a significant disruption of operations at our facilities or higher ongoing labor costs. A strike or other work stoppage in the facilities of any of our major customers or suppliers could also have similar effects on us.
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
We identified material weaknesses in our internal controls due to the following matters: (i) we did not adequately design controls related to purchase accounting considerations for long-term customer contracts acquired as part of a business combination and (ii) we did not maintain effective controls over the integration of the Company’s accounting policies, practices and controls applicable to the acquired Rocketdyne Business, including those over the segmentation criteria applicable to long-term contracts. As a result of these material weaknesses, errors occurred in several significant accounts in fiscal 2015, 2014 and 2013 consolidated financial statements that were not detected. The areas most affected by these deficiencies include net sales, costs of sales, depreciation expense, inventory, accounts receivable, goodwill, property, plant and equipment, net and income taxes. Due to these material weaknesses, management believes that as of November 30, 2015, our internal control over financial reporting was not effective based on the Committee of Sponsoring Organizations of the Treadway Commission criteria. We have and will continue to implement various initiatives in fiscal 2016 to improve our internal controls over financial reporting and address the matters discussed in Management’s Report on Internal Control over Financial Reporting. The implementation of the initiatives and the consideration of additional necessary improvements are among our highest priorities. Management will continually assess the progress of the initiatives and the improvements, and take further actions as deemed necessary. In addition, management will report such progress to the Board of Directors, under the direction of the Audit Committee. Until the identified material weaknesses are eliminated, there is a risk of a material adverse effect on our operations or financial results.
In addition, we have in the past recorded, and may in the future record, revisions or out of period adjustments to our consolidated financial statements.  In making such adjustments we apply the analytical framework of SEC Staff Accounting Bulletin No. 99, “Materiality” (“SAB 99”), to determine whether the effect of any adjustment to our consolidated financial statements is material and whether such adjustments, individually or in the aggregate, would require us to restate our consolidated financial statements for previous periods.  Under SAB 99, companies are required to apply quantitative and qualitative factors to determine the “materiality” of particular adjustments.  We have previously revised our quarterly financial information in fiscal 2014 and recorded out of period items in other prior periods.  In the future, we may identify further errors impacting our interim or annual consolidated financial statements.  Depending upon the complete qualitative and quantitative analysis, this could result in us restating previously issued consolidated financial statements.

Item 1B.	Unresolved Staff Comments
None.

Item 2.	Properties
Significant operating, manufacturing, research, design, and/or marketing locations are set forth below.
Facilities
Corporate Headquarters
Aerojet Rocketdyne Holdings, Inc.
2001 Aerojet Road
Rancho Cordova, California 95742
Operating/Manufacturing/Research/Design/Marketing Locations

Aerospace and Defense Aerojet Rocketdyne Sacramento, California
Design/Manufacturing Facilities: Camden, Arkansas*; Carlstadt, New Jersey*; Chatsworth, California; Gainesville, Virginia*; Hancock County, Mississippi*; Huntsville, Alabama*; Jonesborough, Tennessee**; Orange, Virginia; Rancho Cordova, California (owned and leased); Redmond, Washington; Socorro, New Mexico; Vernon, California*; West Palm Beach, Florida*
Marketing/Sales Offices: Arlington, Virginia*; Huntsville, Alabama*; Washington, DC*
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

Item 3. Legal Proceedings
Asbestos Litigation
The Company has been, and continues to be, named as a defendant in lawsuits alleging personal injury or death due to exposure to asbestos in building materials, products, or in manufacturing operations. The majority of cases are pending in Texas and Pennsylvania. There were 83 asbestos cases pending as of November 30, 2015.
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
The following table sets forth information related to our historical product liability costs associated with our asbestos litigation (dollars in millions):

	Year Ended
	2015	2014		2013
Claims filed	16	14	**	18	*
Claims dismissed	50	23		25
Claims settled	—	3		5
Claims pending	83	117		129
Aggregate settlement costs	$—	$0.3		$0.6
Average settlement costs	$—	$0.1		$0.1
_______
* This number is net of three cases tendered to a third party under a contractual indemnity obligation.
** This number is net of two cases tendered to a third party under a contractual indemnity obligation.
Legal and administrative fees for the asbestos cases were $0.2 million in fiscal 2015 and $0.4 million in fiscal 2014 and 2013.
In 2011, Aerojet Rocketdyne received a letter demand from AMEC, plc, (“AMEC”) the successor entity to the 1981 purchaser of the business assets of Barnard & Burk, Inc., a former Aerojet Rocketdyne subsidiary, for Aerojet Rocketdyne to assume the defense of sixteen asbestos cases, involving 271 plaintiffs, pending in Louisiana, and reimbursement of over $1.7 million in past legal fees and expenses. AMEC is asserting that Aerojet Rocketdyne retained those liabilities when it sold the Barnard & Burk assets and agreed to indemnify the purchaser therefor. Under the relevant purchase agreement, the purchaser assumed only certain, specified liabilities relating to the operation of Barnard & Burk before the sale, with Barnard & Burk retaining all unassumed pre-closing liabilities, and Aerojet Rocketdyne agreed to indemnify the purchaser against unassumed liabilities that are asserted against it. Based on the information provided, Aerojet Rocketdyne declined to accept the liability and requested additional information from AMEC pertaining to the basis of the demand. On April 3, 2013, AMEC filed a complaint for breach of contract against Aerojet Rocketdyne in Sacramento County Superior Court, AMEC Construction Management, Inc. v. Aerojet-General Corporation, Case No. 342013001424718. AMEC contends it has incurred approximately $3.0 million in past legal fees and expenses. Aerojet Rocketdyne filed its answer to the complaint denying AMEC’s allegations as well as a cross-complaint against AMEC for breach of its obligations under the purchase agreement in addition to other claims for relief. Discovery is ongoing. Aerojet Rocketdyne’s motion for summary judgment heard on August 20, 2015 was granted, but the court also granted AMEC leave to amend its complaint. AMEC filed its amended complaint and Aerojet Rocketdyne re-filed its motion for summary judgment which is scheduled for hearing on March 9, 2016.  The trial date has been rescheduled to April 11, 2016. As of November 30, 2015, the Company has accrued $0.2 million related to this matter. None of the expenditures related to this matter are recoverable from the U.S. government.
Securities Class Action
On February 11, 2016, a complaint was filed in the United States District Court, Central District of California, by Juliann Travis, purporting to represent a class of purchasers of the Company’s securities during the period from October 15, 2013 through February 1, 2016, against the Company, Eileen Drake, Kathleen Redd and Scott Seymour, Juliann Travis, Individually and on Behalf of All Others Similarly Situated, v. Aerojet Rocketdyne Holdings, Inc., Eileen P. Drake, Kathleen E. Redd, and Scott J. Seymour, Case No. 2:16-cv-00961. The complaint arises out of the announcement of the Restatement by the Company on February 1, 2016. The complaint asserts that the Company's securities traded at artificially inflated prices as a result of such misstatements and alleges a violation of Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder by all defendants, and a violation of Section 20(a) of the Exchange Act by the individual defendants, Drake, Redd and Seymour. The complaint seeks a determination that this matter is a proper class action and designating the plaintiff as the lead plaintiff and class representative, an award of compensatory damages in an amount to be determined at trial, an award of reasonable costs and expenses of trial, including counsel and expert fees, an award of rescission or a rescissory measure of damages and an award of such equitable/injunctive or other relief as deemed appropriate by the Court. The Company believes this action is without merit and intends to contest it vigorously.
Inflective, Inc. (“Inflective”) Litigation
On December 18, 2014, Inflective filed a complaint against Aerojet Rocketdyne and Kathleen E. Redd, individually, in the Superior Court of the State of California, Sacramento County, Inflective, Inc. v Aerojet Rocketdyne, Inc., Kathleen E. Redd, et al, Case No. 34-2014-00173068.  Inflective asserts in the complaint causes for breach of contract, breach of implied contract, false promise, inducing breach of contract, intentional interference with contractual relations, negligent interference with prospective economic relations, and intentional interference with prospective economic relations and is seeking damages in excess of $3.0 million, punitive damages, interest and attorney’s costs.  The complaint arises out of the Company’s implementation of ProjectOne, a company-wide enterprise resource planning (“ERP”) system, for which Inflective had been a consultant to the Company.  The Company believes the allegations are without merit and intends to contest this matter vigorously.  On February 6, 2015, Aerojet Rocketdyne and Ms. Redd filed a demurrer to the complaint seeking to have the complaint dismissed for failure to allege facts sufficient to support the causes of action therein.  On June 9, 2015, the Court sustained the demurrer in part and overruled the demurrer in part, with leave to amend.  On June 18, 2015, Inflective filed an amended complaint in which it reiterated all the causes of action dismissed by the Court.  On June 30, 2015, Aerojet Rocketdyne and Ms. Redd filed a demurrer and motion to strike seeking to have (a) all claims and references to a purported “finder’s fee” stricken from the case and (b) the causes of action against Ms. Redd for intentional and negligent interference with prospective business relations dismissed with prejudice.  On October 16, 2015, the Court sustained Aerojet Rocketdyne’s demurrer and motion to strike with respect to the “finder’s fee” claims, dismissing those claims with prejudice, but overruled Ms. Redd’s demurrer with respect to the causes of action asserted against her.  On October 26, 2015, Aerojet Rocketdyne and Ms. Redd answered the amended complaint and denied all material allegations therein.  At the same time, Aerojet Rocketdyne filed a Cross-Complaint against Plaintiff and its principal, Thomas Hensler, for breach of contract, intentional misrepresentation, negligent misrepresentation and negligence.  Inflective and Hensler have filed a demurrer to the intentional misrepresentation, negligent misrepresentation and negligence causes of action, leaving the breach of contract cause of action unchallenged.  Hearing on Inflective and Hensler’s demurrer is set for February 18, 2016.  Aerojet Rocketdyne believes its causes of action have merit and will prevail on the demurrer.
Separately, Satish Rachaiah, a former consultant on ProjectOne (working for Inflective), attempted to intervene in the action and assert claims against Aerojet Rocketdyne arising out of Aerojet Rocketdyne’s alleged interference with his employment with Inflective.  Mr. Rachaiah sought to assert claims against Aerojet Rocketdyne for intentional interference with contractual relations, intentional and negligent interference with prospective economic advantage, inducing breach of contract, intentional and negligent misrepresentation, and declaratory relief.  Aerojet Rocketdyne opposed intervention, and the Court ultimately denied Mr. Rachaiah’s motion to intervene.  After the Court denied Rachaiah’s motion to intervene, on December 30, 2015, Rachaiah filed a separate lawsuit in the Superior Court of the State of California, Sacramento County, Satish Rachaiah v. Aerojet Rocketdyne, Inc., Case No. 34-2015-00188516.  Rachaiah asserts the same claims in his separate lawsuit as he attempted to when he tried to intervene.  The Company believes Rachaiah’s allegations are without merit, and the Company intends to contest the matter vigorously.
The Company has not recorded any liability for either of these matters as of November 30, 2015.
Occupational Safety Litigation
On May 12, 2015, a complaint for personal injuries, loss of consortium and punitive damages was filed by James Chavez, Andrew Baca, and their respective spouses, against Aerojet Rocketdyne and the Board of Regents of New Mexico Tech in the Seventh Judicial District, County of Socorro, New Mexico, James Chavez, et al., vs. Aerojet Rocketdyne, Inc., et al., Case No. D725CV201500047. Messrs. Chavez and Baca were employees of Aerotek, a contractor to Aerojet Rocketdyne, who were injured when excess energetic materials being managed by the Energetic Materials Research and Testing Center, a research division of New Mexico Tech, ignited in an unplanned manner. The complaint alleges causes of action based on negligence and negligence per se, strict liability, and willful, reckless and wanton conduct against Aerojet Rocketdyne, and seeks unspecified compensatory and punitive damages. The Company has filed its answer and discovery has commenced. The Company has alerted its insurance carriers of this action and on September 23, 2015, the Company tendered the defense of the case to Aerotek pursuant to Aerotek’s contract for services with Aerojet Rocketdyne. Aerotek has not provided its response to the tender. No liability for this matter has been recorded by the Company as of November 30, 2015.

Item 4.	Mine Safety Disclosures
None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholders’ Matters and Issuer Purchases of Equity Securities
As of January 15, 2016, there were 6,750 holders of record of the common stock. On January 15, 2016, the last reported sale price of our common stock on the New York Stock Exchange was $15.03 per share.
Our Senior Credit Facility (described in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations under the caption “Liquidity and Capital Resources”) and our 7 1/8% Notes restrict the payment of dividends and we do not anticipate paying cash dividends in the foreseeable future.
Information concerning long-term debt, including material restrictions relating to payment of dividends on our common stock, appears in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations under the caption “Liquidity and Capital Resources” and in Part II, Item 8. Consolidated Financial Statements and Supplementary Data at Note 7 in notes to consolidated financial statements. Information concerning securities authorized for issuance under our equity compensation plans appears in Part III, Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters under the caption “Equity Compensation Plan Information.”
Common Stock
Our common stock is listed on the New York Stock Exchange under the trading symbol “AJRD.” The following table lists, on a per share basis for the periods indicated, the high and low sale prices for the common stock as reported by the New York Stock Exchange:

	Common Stock Price
Year Ended November 30,	High	Low
2015
First Quarter	$19.44	$16.20
Second Quarter	$23.39	$19.10
Third Quarter	$24.35	$19.47
Fourth Quarter	$23.46	$14.86
2014
First Quarter	$19.21	$16.25
Second Quarter	$19.69	$16.32
Third Quarter	$19.77	$17.47
Fourth Quarter	$18.53	$15.11

Stock Performance Graph
The following graph compares the cumulative total stockholder returns, calculated on a dividend reinvested basis, on $100 invested in our Common Stock in November 2010 with the cumulative total return of (i) the Standard & Poor’s 500 Composite Stock Price Index (“S&P 500 Index”), and (ii) the Standard & Poor’s 500 Aerospace & Defense Index. The stock price performance shown on the graph is not necessarily indicative of future performance.
Comparison of Cumulative Total Stockholder Return Among
Aerojet Rocketdyne, S&P 500 Index, and the S&P 500 Aerospace & Defense Index,
November 2010 through November 2015

Company/Index	Base Period 2010	As of November 30,
		2011	2012	2013	2014	2015

Aerojet Rocketdyne Holdings, Inc.	$100.00	$110.79	$187.37	$373.52	$340.12	$357.23
S&P 500 Index	100.00	107.83	125.23	163.17	190.68	195.92
S&P 500 Aerospace & Defense	100.00	108.65	122.89	188.85	216.24	230.56

Item 6.	Selected Financial Data
The following selected financial data is qualified by reference to and should be read in conjunction with the consolidated financial statements, including the notes thereto in Item 8. Consolidated Financial Statements and Supplementary Data, and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	Year Ended
	2015	2014	2013	2012	2011
		As Restated	As Restated
	(In millions, except per share amounts)
Net sales	$1,708.3	$1,602.2	$1,378.1	$994.9	$918.1
Net (loss) income:
(Loss) income from continuing operations, net of income taxes	$(17.1)	$(49.3)	$162.7	$(5.7)	$2.9
Income (loss) from discontinued operations, net of income taxes	0.9	(0.7)	0.2	3.1	—
Net (loss) income	$(16.2)	$(50.0)	$162.9	$(2.6)	$2.9
Basic (loss) income per share of Common Stock
(Loss) income from continuing operations, net of income taxes	$(0.28)	$(0.85)	$2.68	$(0.09)	$0.05
Income (loss) from discontinued operations, net of income taxes	0.01	(0.01)	—	0.05	—
Total	$(0.27)	$(0.86)	$2.68	$(0.04)	$0.05
Diluted (loss) income per share of Common Stock
(Loss) income from continuing operations, net of income taxes	$(0.28)	$(0.85)	$2.05	$(0.09)	$0.05
Income (loss) from discontinued operations, net of income taxes	0.01	(0.01)	—	0.05	—
Total	$(0.27)	$(0.86)	$2.05	$(0.04)	$0.05
Supplemental statement of operations information:
(Loss) income from continuing operations before income taxes	$(16.8)	$(33.0)	$(35.7)	$13.2	$9.0
Interest expense	50.4	52.7	48.7	22.3	30.8
Interest income	(0.3)	(0.1)	(0.2)	(0.6)	(1.0)
Depreciation and amortization	65.1	63.7	43.5	22.3	24.6
Retirement benefit expense	67.6	36.5	65.0	41.0	46.4
Unusual items in continuing operations:
Rocketdyne Business acquisition related costs	—	—	20.0	11.6	—
Loss (gain) on legal matters and settlements	50.0	0.9	(0.5)	0.7	4.1
Loss on bank amendment	—	0.2	—	—	1.3
Loss on debt repurchased/redeemed	1.9	60.6	5.0	0.4	0.2
Adjusted EBITDAP (Non-GAAP measure)	$217.9	$181.5	$145.8	$110.9	$115.4
Adjusted EBITDAP (Non-GAAP measure) as a percentage of net sales	12.8%	11.3%	10.6%	11.1%	12.6%
Additional statement of operations information:
Stock-based compensation expense	$8.6	$5.7	$14.1	$6.5	$3.7
Environmental remediation provision adjustments	17.3	10.8	8.4	11.6	8.6
Cash flow information:
Cash flow provided by operating activities	$65.1	$150.6	$77.4	$86.2	$76.8
Cash flow (used in) provided by investing activities	(35.8)	(35.7)	(474.9)	(36.6)	5.6
Cash flow (used in) provided by financing activities	(84.1)	(46.6)	433.0	(75.5)	(75.9)
Balance Sheet information:
Total assets	$2,034.9	$1,918.6	$1,752.1	$919.3	$939.5
Long-term debt, including current maturities	652.0	782.2	699.2	248.7	326.4

 Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations
Unless otherwise indicated or required by the context, as used in this Form 10-K, the terms “we,” “our” and “us” refer to Aerojet Rocketdyne Holdings, Inc. and all of its subsidiaries that are consolidated in conformity with accounting principles generally accepted in the United States of America (“GAAP”).
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
Restatement
As indicated in Note 2 to our consolidated financial statements included in Part II, Item 8, of this Form 10-K, we corrected errors in our previously issued consolidated financial statements for the Restated Periods primarily related to the following matters: (i) purchase accounting associated with contracts acquired as part of the acquisition of the Rocketdyne Business; (ii) contract accounting related to subsequent modifications to one significant acquired contract; (iii) contract accounting related to the improper recognition of sales associated with incentives; and (iv) other individually immaterial items. A summary of the impact to pretax income (loss) from continuing operations by reporting period is presented below (in millions):

	Income (loss) before income taxes
Reporting Period	First nine months of fiscal 2015	Fiscal 2014	Fiscal 2013
Purchase accounting for contracts acquired as part of the acquisition of the Rocketdyne Business (1)	$(0.5)	$3.1	$(7.8)
Contract accounting related to subsequent modifications to one significant acquired Rocketdyne Business contract (2)	1.3	2.9	—
Contract accounting related to improper recognition of sales incentives (3)	—	1.9	(2.0)
Other individually immaterial items	(1.2)	(1.5)	0.3
___________
(1) Our errors associated with purchase accounting primarily related to the following: (i) fair value assessment of Rocketdyne Business acquired customer contracts at the acquisition date following the close of the transaction. The Company failed to fair value three acquired contracts in purchase accounting; and (ii) the estimates of the Rocketdyne Business contracts' percentage of completion used to recognize net sales should have been based on its estimate of remaining effort on such contracts at the acquisition date instead of the inception date of the contract.
(2) We did not appropriately account for one significant Rocketdyne Business contract amendment. Instead of being accounted for as a modification, the amendment was accounted for as a new contract.
(3) We immediately recognized incentives as sales based on the full amount received rather than on the percentage of completion of the related contract.
The correction of the matters described above resulted in the following adjustments to the previously issued consolidated financial statements: (i) an increase of $0.3 million, or $0.00 loss per share, to net loss for the first nine months of fiscal 2015; (ii) a decrease of $3.0 million, or $0.06 loss per share, to net loss for fiscal 2014; and (iii) a decrease of $5.0 million, or $0.06 diluted income per share, to net income for fiscal 2013. A summary of the impact to net (loss) income on the consolidated statements of operations by reporting period is presented below (in millions):

Reporting Period	Net (Loss) Income
First nine months of fiscal 2015	$(0.3)
Fiscal 2014	3.0
Fiscal 2013	(5.0)
Overview
We are a manufacturer of aerospace and defense products and systems which develops and manufactures propulsion systems for defense and space applications, and armaments for precision tactical and long-range weapon systems applications. We also have a real estate segment that includes activities related to the re-zoning, entitlement, sale, and leasing of our excess real estate assets. Our continuing operations are organized into two segments:

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
Real Estate — includes the activities of our wholly-owned subsidiary Easton related to the re-zoning, entitlement, sale, and leasing of our excess real estate assets. We own approximately 11,500 acres of land adjacent to U.S. Highway 50 between Rancho Cordova and Folsom, California east of Sacramento. We are currently in the process of seeking zoning changes and other governmental approvals on a portion of the Sacramento Land to optimize its value. In addition, we are currently in the process of completing certain infrastructure improvements to the Sacramento Land to enhance its value.
A summary of the significant financial highlights for fiscal 2015 which management uses to evaluate our operating performance and financial condition is presented below.

•	Net sales for fiscal 2015 totaled $1,708.3 million compared to $1,602.2 million for fiscal 2014.

•	Net loss for fiscal 2015 was $(16.2) million, or $(0.27) loss per share, compared to net loss of $(50.0) million, or $(0.86) loss per share, for fiscal 2014.

•	Adjusted EBITDAP (Non-GAAP measure*) for fiscal 2015 was $217.9 million, or 12.8% of net sales, compared to $181.5 million, or 11.3% of net sales, for fiscal 2014.

•
Segment performance (Non-GAAP measure*) before environmental remediation provision adjustments, retirement benefit expense, and unusual items was $200.1 million for fiscal 2015, compared to $152.8 million for fiscal 2014.

•	Cash provided by operating activities in fiscal 2015 totaled $65.1 million, compared to $150.6 million in fiscal 2014.

•	Free cash flow (Non-GAAP measure*) in fiscal 2015 totaled $28.3 million, compared to $107.2 million in fiscal 2014.

•	As of November 30, 2015, we had $2.4 billion of total funded contract backlog compared to $2.2 billion as of November 30, 2014.

•	As of November 30, 2015, we had $4.1 billion of total contract backlog (total funded and unfunded backlog) compared to $3.1 billion as of November 30, 2014.

•	As of November 30, 2015, we had $440.9 million in net debt (Non-GAAP measure*) compared to $516.3 million as of November 30, 2014.
_________
* We provide Non-GAAP measures as a supplement to financial results based on GAAP. A reconciliation of the Non-GAAP measures to the most directly comparable GAAP measures is presented later in the Management’s Discussion and Analysis under the heading “Operating Segment Information” and “Use of Non-GAAP Financial Measures.”
Our fiscal year ends on November 30 of each year. The fiscal year of our subsidiary, Aerojet Rocketdyne, ends on the last Saturday of November. As a result of the 2013 calendar, Aerojet Rocketdyne had 14 weeks of operations in the first quarter of fiscal 2013 compared to 13 weeks of operations in the first quarter of fiscal 2015 and 2014. The additional week of operations in the first quarter of fiscal 2013 accounted for $27.8 million in additional net sales.
On January 20, 2016, our board of directors approved a change in our fiscal year-end from November 30 of each year to December 31 of each year.
In July 2012, we signed the Original Purchase Agreement with UTC to acquire the Rocketdyne Business from UTC for $550 million. On June 12, 2013, we entered into an Amended and Restated Purchase Agreement with UTC, which amended and restated the Original Purchase Agreement, as amended. On June 14, 2013, we completed the acquisition of substantially all of the Rocketdyne Business pursuant to the Amended and Restated Purchase Agreement. The aggregate consideration to UTC was $411 million which represents the initial purchase price of $550 million reduced by $55 million relating to the potential future acquisition of UTC’s 50% ownership interest of RD Amross (a joint venture with NPO Energomash of Khimki, Russia which sells RD-180 engines to RD Amross) and the portion of the UTC business that markets and supports the sale of RD-180 engines. The acquisition of UTC’s 50% ownership interest of RD Amross and UTC’s related business was contingent upon certain conditions including receipt of certain Russian governmental regulatory approvals, which was not obtained. Pursuant to the terms of the Amended and Restated Purchase Agreement, on June 14, 2015, our obligations to consummate the RDA Acquisition expired.
The unaudited pro forma information for fiscal 2013 set forth below gives effect to the Acquisition as if it had occurred at the beginning of the year. These amounts have been calculated after applying our accounting policies and adjusting the results of the Rocketdyne Business to reflect depreciation and amortization that would have been charged assuming the fair value adjustments to property, plant and equipment and intangible assets had been applied as at the beginning of the year, together with the tax effects, as applicable. The pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the Acquisition been consummated as of that time or that may result in the future.

Year Ended
2013
(In millions, except per share amounts)
Net sales:
As reported	$1,378.1
Pro forma	$1,757.7
Net income:
As reported	$162.9
Pro forma	$25.7
Basic income per share
As reported	$2.68
Pro forma	$0.42
Diluted income per share
As reported	$2.05
Pro forma	$0.41
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
Some of the significant challenges we face are as follows: dependence upon U.S. government programs and contracts, future reductions or changes in U.S. government spending in our markets, implementation of our CIP, environmental matters, capital structure, and underfunded pension plan.

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
Customers that represented more than 10% of net sales for the periods presented are as follows:

	Year Ended
	2015	2014	2013
Lockheed Martin	29%	28%	23%
Raytheon	20%	17%	33%
ULA	19%	25%	18%
NASA	11%	11%	*
__________

*	Less than 10%.
Our sales to each of the major customers listed above involve several product lines and programs.
Sales to the U.S. government and its agencies, including sales to our significant customers discussed above, were as follows (dollars in millions):

	U.S. Government Sales	Percentage of Net Sales
Fiscal 2015	$1,529.2	90%
Fiscal 2014	1,478.6	92%
Fiscal 2013	1,305.9	95%
The Standard Missile program, which is comprised of several contracts and is included in U.S. government sales, represented 14%, 12%, and 22% of net sales for fiscal 2015, 2014, and 2013, respectively. In addition, the THAAD program, which is comprised of several contracts and is included in U.S. government sales, represented 13%, 12%, and 3% of net sales for fiscal 2015, 2014, and 2013, respectively.
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
The Budget Control Act of 2011 established statutory limits on U.S. government discretionary spending, or budgets caps, for both defense and non-defense over the next 10 years.  The Bipartisan Budget Act of 2013 provided temporary relief to the Budget Control Act of 2011 cap levels in GFY 2014 and 2015 and eased sequestration spending cuts to the DoD and other federal agencies (e.g., NASA) for GFY 2014 and 2015, paving the way for eventual agreements on GFY 2014 and 2015 appropriations for all federal agencies. Similarly, in November 2015, the U.S. President signed into law the Bipartisan Budget Act of 2015, providing another two years of relief to the Budget Control Act cap numbers.  The Bipartisan Budget Act of 2015 covers both GFY 2016 and 2017 and allows for increased spending levels for DoD and other U.S. government agencies including NASA. This paved the way for the U.S. Congress to pass and the U.S. President to sign into law a $1.1 trillion “Omnibus” appropriations bill for GFY 2016, funding all government agencies.  The defense portion of the bill provides $514.1 billion in base defense funding and $58.6 billion in overseas contingency operations.  The base funding level is $12.8 billion below the GFY 2016 budget request while the overseas contingency operations portion is $7.7 billion above the GFY 2016 budget request. The NASA portion contains a top line of $19.3 billion, a $1.3 billion increase over GFY 2015 level.
Despite overall U.S. government budget pressures, we believe we are well-positioned to benefit from funding in DoD and NASA priority areas. This view reflects the DoD’s strategic guidance report released in January 2012, and the 2014 QDR which affirms support for many of our core programs and explicitly states Missile Defense, Space, Nuclear Deterrence, and Precision Strike as key capabilities for the DoD to preserve.
The NASA Authorization Act has again identified the SLS program as one of its top priorities in the NASA GFY 2016 budget. The SLS program also has enjoyed wide, bipartisan support in both chambers of Congress. We maintain a strong relationship with NASA and our propulsion systems have been powering NASA launch vehicles and spacecraft since the inception of the U.S. space program. Our booster, upper stage and Orion vehicle propulsion systems are currently baselined on the new SLS vehicle and both upper stage and booster engines are in development for future SLS variants. Due to the retirement of the space shuttle fleet, U.S. astronauts are now dependent on Russian Soyuz flights for access to and from the ISS for the better part of this decade. NASA has been working to re-establish U.S. manned space capability as soon as possible through development of a new “space taxi” to ferry astronauts and cargo to the ISS. In 2014, Boeing’s CST-100 Starliner capsule, powered by Aerojet Rocketdyne propulsion, was selected by NASA to transport astronauts to and from the ISS. As Boeing’s teammate, Aerojet Rocketdyne will be providing the propulsion system for this new vehicle, thereby supplementing its work for NASA on the SLS designed for manned deep space exploration. In both instances, we have significant propulsion content and we look forward to supporting these generational programs for NASA.
The competitive dynamics of our multi-faceted marketplace vary by product sector and customer as we experience many of the same influences felt by the broader aerospace and defense industry.  The large majority of products we manufacture are highly complex, technically sophisticated and extremely hazardous to build, demanding rigorous manufacturing procedures and highly specialized manufacturing equipment.  While historically these factors, coupled with the high cost to establish the infrastructure required to meet these needs, posed substantial barriers to entry, modern design tools and manufacturing techniques (additive manufacturing) available to new entrants with the ability to self-fund start-up as well as development costs has led to increased competition in space related markets. To date, the competition has been limited to a few participants who tend to be narrowly focused on products that are sub-elements of our overall product portfolio. For example, entrepreneurs such as SpaceX and Blue Origin, who have been or are in the process of developing liquid fuel propulsion capabilities are primarily focused on the development of space propulsion systems for heavy lift launch vehicles and are not pursuing or participating in the missile defense or tactical propulsion business segments that make up a substantial portion of our overall business. These new entrepreneurs have signaled their intent to compete primarily on price and are therefore bringing pressure to bear on existing cost paradigms and manufacturing methodologies.
Competitive Improvement Program
In March 2015, we initiated the CIP comprised of activities and initiatives aimed at reducing costs in order for us to continue to compete successfully. The company-wide initiative is being undertaken after a comprehensive assessment of our product portfolio to underpin Aerojet Rocketdyne’s technological and competitive leadership in our markets through continued research and development. The CIP is composed of three major components: (i) facilities optimization and footprint reduction; (ii) product affordability; and (iii) reduced administrative and overhead costs. Under the CIP, we expect an estimated 500 headcount reduction in our total employee population. We currently estimate that we will incur restructuring and related costs over the next four years totaling approximately $110 million. When fully implemented, we anticipate that the CIP will result in annual cost savings of approximately $145 million beginning in fiscal 2019. As a result of this effort, we will be better positioned to deliver our innovative, high quality and reliable products at a lower cost to our customers. The CIP costs will consist primarily of severance and other employee related costs totaling approximately $43 million, operating facility costs totaling approximately $27 million, and $40 million for other costs relating to product re-qualification, knowledge transfer and other CIP implementation costs. A summary of our CIP reserve activity in fiscal 2015 is shown below:

	Severance	Retention	Total
	(In millions)
February 28, 2015	$—	$—	$—
Accrual established	12.9	2.7	15.6
Payments	(1.8)	—	(1.8)
November 30, 2015	$11.1	$2.7	$13.8
The costs associated with the CIP will be a component of our U.S. government forward pricing rates, and therefore, will be recovered through the pricing of our products and services to the U.S. government. In addition to the employee-related CIP obligations, we incurred non-cash accelerated depreciation expense of $0.8 million in fiscal 2015 associated with changes in the estimated useful life of long-lived assets impacted by the CIP.
As part of our ongoing effort to optimize business resources and achieve headcount reduction goals established through the CIP, we offered a Voluntary Reduction in Force ("VRIF") in July 2015 to our employees. In connection with the VRIF, we recorded a liability of $2.6 million in the third quarter of fiscal 2015, consisting of costs for severance, employee-related benefits and other associated expenses. These costs will be a component of our U.S. government forward pricing rates, and therefore, will be recovered through the pricing of our products and services to the U.S. government.
Successful implementation of the CIP initiative will directly benefit our ability to win important, new development work thereby advancing our wide range of next generation propulsion solutions including our newest liquid booster engine, the AR1. Here we plan to supplement the benefits from the CIP by continuing to invest in significant company-funded research and development activities toward the successful development of this engine to meet current and future U.S. space launch needs.
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
A summary of our recoverable amounts, environmental reserves, and range of liability, as of November 30, 2015 is presented below:

	Recoverable Amount (1)	Reserve	Estimated Range of Liability
	(In millions)
Aerojet Rocketdyne - Sacramento	$118.0	$153.0	$153.0 - $253.0
Aerojet Rocketdyne - BPOU	108.1	140.1	140.1 - 183.9
Other Aerojet Rocketdyne sites	7.6	7.8	7.8 - 13.6
Other sites	0.7	5.2	5.2 - 6.9
Total	$234.4	$306.1	$306.1 - $457.4
_____

(1)
Excludes the receivable from Northrop of $68.7 million as of November 30, 2015 related to environmental costs already paid (and therefore not reserved) by the Company in prior years and reimbursable under the Northrop Agreement.

Most of our environmental costs are incurred by our Aerospace and Defense segment, and certain of these future costs are allowable to be included in our contracts with the U.S. government and allocable to Northrop until the cumulative expenditure limitation is reached. See Note 9(c) and (d) of the notes to consolidated financial statements and "Environmental Matters" below for summary of our environmental reserve activity.
Capital Structure
We have a substantial amount of debt for which we are required to make interest and principal payments. Interest on long-term financing is not a recoverable cost under our U.S. government contracts. As of November 30, 2015, we had $652.0 million of debt principal outstanding. The fair value of the debt outstanding at November 30, 2015 was $751.5 million.
Retirement Benefits
We expect to make cash contributions of approximately $23 million to our tax-qualified defined benefit pension plan in fiscal 2016. We estimate that approximately 83% of our unfunded pension obligation as of November 30, 2015 is related to Aerojet Rocketdyne which will be recoverable through our U.S. government contracts.
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
Results of Operations

	Year Ended
	2015	2014	2013
		As Restated	As Restated
	(In millions)
Net sales	$1,708.3	$1,602.2	$1,378.1
Operating costs and expenses:
Cost of sales (exclusive of items shown separately below)	1,459.5	1,406.2	1,234.3
AR1 research and development (see Note 1 of the consolidated financial statements)	32.1	—	—
Selling, general and administrative	49.0	38.2	53.6
Depreciation and amortization	65.1	63.7	43.5
Other expense, net:
Loss on debt repurchased	1.9	60.6	5.0
Legal settlement	50.0	—	—
Other	17.4	13.9	28.9
Total operating costs and expenses	1,675.0	1,582.6	1,365.3
Operating income	33.3	19.6	12.8
Non-operating (income) expense:
Interest income	(0.3)	(0.1)	(0.2)
Interest expense	50.4	52.7	48.7
Total non-operating expense, net	50.1	52.6	48.5
Loss from continuing operations before income taxes	(16.8)	(33.0)	(35.7)
Income tax provision (benefit)	0.3	16.3	(198.4)
(Loss) income from continuing operations	(17.1)	(49.3)	162.7
Income (loss) from discontinued operations, net of income taxes	0.9	(0.7)	0.2
Net (loss) income	$(16.2)	$(50.0)	$162.9
Net Sales:

	Year Ended			Year Ended
	2015	2014	Change*	2014	2013	Change**
		As Restated		As Restated	As Restated
	(In millions)
Net sales:	$1,708.3	$1,602.2	$106.1	$1,602.2	$1,378.1	$224.1
 * Primary reason for change. The increase in net sales was primarily due to the following: (i) an increase of $84.3 million in space advanced programs primarily driven by the RS-25 program which is currently engaged in a significant development and integration effort in support of the SLS development program and increased development work on the Orion program partially offset by the successful completion of current J-2X program; (ii) an increase of $80.3 million in missile defense and strategic systems programs primarily driven by the increased deliveries on the THAAD and Standard Missile programs; and (iii) sale of approximately 550 acres of our Sacramento Land for $42.0 million. The increase in net sales was partially offset by a decrease of $109.7 million in space launch programs primarily associated with the RL10 and RS-68 programs as a result of the timing of deliveries and costs incurred on these multi-year contracts and lower sales related to the Antares AJ-26 program close-out (see discussion below).
** Primary reason for change. The increase in net sales was primarily due to the net sales from the acquired Rocketdyne Business. The Rocketdyne Business generated sales of $681.9 million in fiscal 2014 compared to $311.8 million in fiscal 2013. Fiscal 2014 and 2013 results include 12 months and 5 1/2 months, respectively, of the acquired Rocketdyne Business. The increase in net sales also included increased deliveries on the AJ60, THAAD, and Orion programs totaling $71.9 million. The increase in net sales was partially offset by (i) a decrease in the various Standard Missile contracts primarily from the transitioning of the Standard Missile-3 Block IB contract from development activities to low-rate initial production, decreased development activities for the TDACS for the Standard Missile-3 Block IIA contract, and the cessation of deliveries on the

Standard Missile-1 Regrain contract in fiscal 2014 as a result of contract completion; (ii) an additional week of operations in the first quarter of fiscal 2013 resulting in $27.8 million in net sales; (iii) lower sales a result of the completion of the T3 IIA and IIB contracts as the program entered the next development phase; and (iv) decreased deliveries and changes in the estimated measurement of progress toward completion on the Antares program.
Cost of Sales (exclusive of items shown separately below):

	Year Ended			Year Ended
	2015	2014	Change*	2014	2013	Change**
		As Restated		As Restated	As Restated
	(In millions, except percentage amounts)
Cost of sales:	$1,459.5	$1,406.2	$53.3	$1,406.2	$1,234.3	$171.9
Percentage of net sales	85.4%	87.8%		87.8%	89.6%
Percentage of net sales excluding retirement benefit expense and step-up in fair value of inventory	82.5%	86.0%		86.0%	86.2%
Components of cost of sales:
Cost of sales excluding retirement benefit expense and step-up in fair value of inventory	$1,409.0	$1,377.8	$31.2	$1,377.8	$1,187.9	$189.9
Cost of sales associated with the Acquisition step-up in fair value of inventory not allocable to our U.S. government contracts	0.3	3.2	(2.9)	3.2	2.2	1.0
Retirement benefit expense	50.2	25.2	25.0	25.2	44.2	(19.0)
Cost of sales	$1,459.5	$1,406.2	$53.3	$1,406.2	$1,234.3	$171.9
* Primary reason for change. The decrease in cost of sales as a percentage of net sales excluding retirement benefit expense and the step-up in fair value of inventory is primarily due to (i) land sale of approximately 550 acres of Sacramento Land resulting in gross profit of $30.6 million, 1.8% of net sales, and (ii) the close-out of the Antares AJ-26 program. Aerojet Rocketdyne entered into a Settlement and Mutual Release Agreement (the “Agreement”) with Orbital Sciences Corporation (“Orbital”) pursuant to which the parties mutually agreed to a termination for convenience of the contract relating to the provision by Aerojet Rocketdyne of 20 AJ-26 liquid propulsion rocket engines to Orbital for the Antares program (the “Contract”). The Agreement also settles all claims the parties may have had against one another arising out of the Contract and the launch failure that occurred on October 28, 2014 of an Antares launch vehicle carrying the Cygnus ORB-3 service and cargo module. We incurred a $50.0 million legal settlement charge reported as an unusual item and not included in cost of sales related to the legal settlement. See table below and Note 9(b) of the notes to consolidated financial statements.

	Year Ended
	2015	2014	Change
	(In millions, except percentage amounts)
Antares AJ-26 program:
Net sales	$(2.2)	$7.9	$(10.1)
Cost of sales - (benefit) expense	(10.3)	40.2	(50.5)
Gross contract profit (loss)	$8.1	$(32.3)	$40.4
Gross contract profit (loss) as a percentage of net sales	0.5%	(2.0)%
** Primary reason for change. The increase in cost of sales excluding retirement benefit expense and step-up in fair value of inventory as a percentage of net sales was primarily due to $23.6 million of cost growth in fiscal 2014 on the Antares AJ-26 program, including the cost to repair or replace engines as necessary in light of the previously reported engine test failures, an associated increase in hardware inspections and corrective actions on remaining engines, costs to repair the damaged test stand, and costs resulting from delayed deliveries.

AR1 Research and Development ("R&D"):

	Year Ended			Year Ended
	2015	2014	Change*	2014	2013	Change**
	(In millions, except percentage amounts)
AR1 R&D:	$32.1	$—	$32.1	$—	$—	$—
Percentage of net sales	1.9%	—%		—%	—%
 * Primary reason for change. During the third quarter of fiscal 2015, we began separately reporting the portion of the engine development expenses associated with our newest liquid booster engine, the AR1, which are currently not allocated across all contracts and programs in progress under U.S. governmental contractual arrangements. See additional discussion in Note 1 of the notes to consolidated financial statements.
Selling, General and Administrative (“SG&A”):

	Year Ended			Year Ended
	2015	2014	Change*	2014	2013	Change**
		As Restated		As Restated
	(In millions, except percentage amounts)
SG&A:	$49.0	$38.2	$10.8	$38.2	$53.6	$(15.4)
Percentage of net sales	2.9%	2.4%		2.4%	3.9%
Percentage of net sales excluding retirement benefit expense and stock-based compensation	1.3%	1.3%		1.3%	1.4%
Components of SG&A:
SG&A excluding retirement benefit expense and stock-based compensation	$23.0	$21.2	$1.8	$21.2	$18.7	$2.5
Stock-based compensation	8.6	5.7	2.9	5.7	14.1	(8.4)
Retirement benefit expense	17.4	11.3	6.1	11.3	20.8	(9.5)
SG&A	$49.0	$38.2	$10.8	$38.2	$53.6	$(15.4)
 * Primary reason for change. The increase in SG&A expense was primarily driven by: (i) an increase of $6.1 million in non-cash retirement benefit plan expense (see discussion of “Retirement Benefit Plans” below) and (ii) an increase of $2.9 million in stock-based compensation primarily as a result of increases in the fair value of the stock appreciation rights.
** Primary reason for change. The decrease in SG&A expense was primarily driven by (i) lower non-cash retirement benefit expense (see discussion of “Retirement Benefit Plans” below) and (ii) a decrease of $8.4 million in stock-based compensation primarily as a result of decreases in the fair value of the stock appreciation rights.
Depreciation and Amortization:

	Year Ended			Year Ended
	2015	2014	Change*	2014	2013	Change**
					As Restated
	(In millions)
Depreciation and amortization:	$65.1	$63.7	$1.4	$63.7	$43.5	$20.2
Components of depreciation and amortization:
Depreciation	$49.8	$48.5	$1.3	$48.5	$35.5	$13.0
Amortization	13.4	13.5	(0.1)	13.5	6.5	7.0
Accretion	1.9	1.7	0.2	1.7	1.5	0.2
Depreciation and amortization	$65.1	$63.7	$1.4	$63.7	$43.5	$20.2
 * Primary reason for change. The increase in depreciation and amortization is primarily due to the non-cash accelerated depreciation expense of $0.8 million in fiscal 2015 associated with changes in the estimated useful life of long-lived assets impacted by the CIP.

** Primary reason for change. The increase in depreciation and amortization is primarily due to (i) an increase in depreciation expense related to the Rocketdyne Business since the acquisition; (ii) an increase of $7.0 million of amortization of intangible assets associated with the Rocketdyne Business which is not allocable to our U.S. government contracts; and (iii) an increase of $3.1 million of depreciation expense associated with the ERP system which was placed into service in June 2013.
Other Expense, net:

	Year Ended			Year Ended
	2015	2014	Change*	2014	2013	Change**
					As Restated
	(In millions)
Other expense, net:	$69.3	$74.5	$(5.2)	$74.5	$33.9	$40.6
* Primary reason for change. The decrease in other expense, net was primarily due to a decrease of $9.8 million in unusual items charges (see discussion of unusual items below). The decrease in unusual items was partially offset by an increase of $6.5 million in environmental remediation expense primarily associated with higher reserve requirements at the BPOU site offset by the Advance Agreement with the U.S. government entered into in the fourth quarter of fiscal 2015 (see discussion of “Environmental Matters” below).
** Primary reason for change. The increase in other expense, net was primarily due to (i) an increase of $37.2 million in unusual item charges (see discussion of unusual items below); (ii) an increase of $2.8 million in losses on the disposal of long-lived assets; and (iii) an increase of $2.4 million in environmental remediation expenses (see discussion of “Environmental Matters” below).
Total unusual items expense, a component of other expense, net in the consolidated statements of operations, was as follows:

	Year Ended
	2015	2014	2013
	(In millions)
Aerospace and Defense:
Loss (gain) on legal matters and settlements	$50.0	$0.9	$(1.0)
Rocketdyne Business acquisition related costs	—	—	2.6
Aerospace and defense unusual items	50.0	0.9	1.6
Corporate:
Rocketdyne Business acquisition related costs	—	—	17.4
Loss on debt repurchased	1.9	60.6	5.0
Loss on legal settlement	—	—	0.5
Loss on bank amendment	—	0.2	—
Corporate unusual items	1.9	60.8	22.9
Total unusual items	$51.9	$61.7	$24.5
Fiscal 2015 Activity:
We recorded an expense of $50.0 million associated with a legal settlement. See Note 9(b) of the notes to consolidated financial statements.
We retired $76.0 million principal amount of our delayed draw term loan resulting in $1.9 million of losses associated with the write-off of deferred financing fees.
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
We recorded ($1.0) million in gains net of interest associated with the failure to register with the SEC the issuance of certain of our common shares under the defined contribution 401(k) employee benefit plan.
We incurred expenses of $20.0 million, including internal labor costs of $1.4 million, related to the Rocketdyne Business acquisition.
A summary of our losses on the 4 1/16% Debentures repurchased during fiscal 2013 is as follows (in millions):

Principal amount repurchased	$5.2
Cash repurchase price	(10.1)
Write-off of deferred financing costs	(0.1)
Loss on 4 1/16% Debentures repurchased	$(5.0)
Interest Income:

	Year Ended			Year Ended
	2015	2014	Change*	2014	2013	Change*
	(In millions)
Interest income:	$0.3	$0.1	$0.2	$0.1	$0.2	$(0.1)
 * Primary reason for change. Interest income was essentially unchanged for the periods presented.
Interest Expense:

	Year Ended			Year Ended
	2015	2014	Change*	2014	2013	Change**
	(In millions)
Interest expense:	$50.4	$52.7	$(2.3)	$52.7	$48.7	$4.0
Components of interest expense:
Contractual interest and other	47.7	49.1	(1.4)	49.1	44.2	4.9
Amortization of deferred financing costs	2.7	3.6	(0.9)	3.6	4.5	(0.9)
Interest expense	$50.4	$52.7	$(2.3)	$52.7	$48.7	$4.0
* Primary reason for change. The decrease in interest expense is primarily due to the $49.0 million of 4 1/16% Debentures that were converted to 5.5 million shares of our common stock in fiscal 2015 (including the associated deferred financing costs).
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
Income Tax Provision (Benefit):

	Year Ended
	2015	2014	2013
		As Restated	As Restated
	(In millions)
Income tax provision (benefit)	$0.3	$16.3	$(198.4)
The following table shows the reconciling items between the income tax (benefit) provision using the federal statutory rate and our reported income tax provision (benefit).

	Year Ended
	2015	2014	2013
		As Restated	As Restated
	(In millions)
Statutory U.S. federal income tax rate	$(5.9)	$(11.5)	$(12.5)
State and local income taxes, net of U.S. federal income tax effect	2.7	3.7	(2.5)
Changes in state income tax rates	3.2	(0.2)	(7.7)
Reserve adjustments	0.4	(0.3)	1.5
Valuation allowance adjustments	—	0.1	(178.4)
Rescindable common stock interest and realized losses (gains)	—	0.3	(0.4)
Non-deductible convertible subordinated notes interest	1.4	2.3	2.8
Non-deductible premiums on repurchase of convertible subordinated notes	—	21.1	1.7
Research credits	—	1.3	(1.2)
Retroactive change in federal tax law	(1.9)	—	(1.4)
Benefit of manufacturing deductions	(1.0)	(1.4)	(0.3)
Lobbying costs	0.6	0.4	0.3
Other, net	0.8	0.5	(0.3)
Income tax provision (benefit)	$0.3	$16.3	$(198.4)
In fiscal 2015, our effective tax rate was an income tax expense of 1.8% on a pre-tax loss from continuing operations of $16.8 million. Our effective tax rate differed from the 35.0% statutory federal income tax rate due largely to state income taxes and certain non-deductible interest expense partially offset by the retroactive reinstatement of the federal R&D credit and the benefit related to manufacturing deductions.
In fiscal 2014, our effective tax rate was an income tax expense of 49.4% on a pre-tax loss from continuing operations of $33.0 million. Our effective tax rate differed from the 35% statutory federal income tax rate due largely to the non-deductible premiums paid upon the redemption of portions of the convertible debt, state income taxes, impacts from the final research and development credit study, the benefit related to manufacturing deductions, and certain non-deductible interest expense.
In fiscal 2013, our effective tax rate was an income tax benefit of 555.7% on a pre-tax loss from continuing operations of $35.7 million. Our effective tax rate differed from the 35% statutory federal income tax rate due largely to the release of a significant portion of the valuation allowance previously recorded against deferred tax assets, the impact of state income taxes, and certain non-deductible interest expense. We released $282.4 million of the valuation allowance that existed at the beginning of the year, of which approximately $178.7 million was recorded as an income tax benefit to continuing operations, $1.1 million to discontinued operations, and $102.6 million was recorded in other comprehensive income.
The carrying value of our deferred tax assets is dependent on our ability to generate sufficient taxable income in the future. We need $473.6 million in pre-tax income and $409.9 million in other comprehensive income to realize the net deferred tax assets as of November 30, 2015. We project that future taxable income will increase as a result of increased income from continuing operations resulting from improved contract profit margins related to the Rocketdyne acquisition integration and improved margins beginning in fiscal 2015 due to anticipated contributions to our tax qualified defined benefit pension plan, which are recoverable through our U.S. government contracts.  These increases in income from continuing operations will be partially offset by book to tax adjustments, primarily related to retirement benefit plan payments, state tax deductions, and our manufacturing deductions.
The timing of recording or releasing a valuation allowance requires significant management judgment. The amount of the valuation allowance released by us represents a portion of deferred tax assets that was deemed more-likely-than-not that we will realize the benefits based on the analysis in which the positive evidence outweighed the negative evidence.
 A valuation allowance is required when it is more-likely-than-not that all or a portion of deferred tax assets may not be realized. Establishment and removal of a valuation allowance requires management to consider all positive and negative evidence and make a judgmental decision regarding the amount of valuation allowance required as of a reporting date. The weight given to the evidence is commensurate with the extent to which it can be objectively verified. In the evaluation as of November 30, 2015 and 2014, management has considered all available evidence, both positive and negative, including but not limited to the following:
Positive evidence

•	The three year comprehensive cumulative income position as of November 30, 2015;

•	Our recent history of generating taxable income which has allowed for the utilization of tax credit carryforwards, and the expected taxable income position for the current year;

•	Pension rules that allow us to recover pension funding cash contributions through our U.S. government contracts;

•	Continuing positive results of operations from the acquisition of the Rocketdyne Business;

•	Establishment and execution of the Competitive Improvement Program evidencing increasing growth and profitability;

•	Increase in our contract backlog; and

•	Favorable trends with respect to the market value of certain real estate assets.
Negative evidence

•	Our exposure to environmental remediation obligations and the related uncertainty as to the ultimate exposure upon settlement;

•	The significance of our defined benefit pension obligation and related impact it could have in future years;

•	The additional indebtedness incurred in fiscal 2013 related to the acquisition of the Rocketdyne Business that continues to generate interest expense; and

•	Potential three-year cumulative loss position at the end of fiscal 2016.
During fiscal 2015 and 2014, we continued to evaluate the need for a valuation allowance and have concluded in each quarter, including year end, that the amount of valuation allowance currently recorded was appropriate. We will continue to evaluate the ability to realize our net deferred tax assets to determine if an increase to our valuation allowance may be required to reduce deferred tax assets, which could have a material impact on our results of operations.
The Protecting Americans from Tax Hikes Act of 2015 passed in December 2015, retroactively reinstating the federal R&D credit and "bonus" depreciation. As a result, we expect to record an estimated benefit to our income tax expense in the first quarter of fiscal 2016 of approximately $2.7 million related to the R&D credit. The impact of the additional tax depreciation will reduce our income taxes payable and long-term deferred tax assets by approximately $3 million.
Retirement Benefit Plans:
Components of retirement benefit expense are:

	Year Ended
	2015	2014	2013
		As Restated
	(In millions)
Service cost	$10.8	$8.9	$6.4
Interest cost on benefit obligation	65.5	69.6	63.4
Assumed return on plan assets	(88.1)	(92.6)	(96.4)
Amortization of prior service credits	(1.1)	(0.9)	(0.9)
Amortization of net losses	80.5	51.5	92.5
	$67.6	$36.5	$65.0
The increase in retirement benefit expense in fiscal 2015 compared to fiscal 2014 was primarily due to higher actuarial losses arising from the November 30, 2014 measurement associated with the updated mortality assumption and a decrease in the discount rate used to determine our retirement benefit plans' obligations at November 30, 2014. The discount rate was 3.96% as of November 30, 2014 compared to 4.54% as of November 30, 2013.
We estimate that our non-cash retirement benefit expense will be approximately $67 million in fiscal 2016.
Market conditions and interest rates significantly affect the assets and liabilities of our pension plans. Pension accounting permits market gains and losses to be deferred and recognized over a period of years. This “smoothing” results in the creation of other accumulated income or losses which will be amortized to retirement benefit expense or benefit in future years. The accounting method we utilize recognizes one-fifth of the unamortized gains and losses associated with the market-related value of pension assets and all other gains and losses, including changes in the discount rate used to calculate benefit costs each year. Investment gains or losses for this purpose are the difference between the expected return and the actual return on the market-related value of assets which smoothes market related asset values over three years. Although the smoothing period mitigates some volatility in the calculation of annual retirement benefit expense, future expenses are impacted by changes in the market value of pension plan assets and changes in interest rates.

Additionally, we sponsor a defined contribution 401(k) plan and participation in the plan is available to substantially all employees. Our contributions to the 401(k) plan were $24.9 million in fiscal 2015, $24.4 million in fiscal 2014, and $14.7 million in fiscal 2013. The cost is recoverable through our overhead rates on our U.S. government contracts.

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
Aerospace and Defense Segment

	Year Ended			Year Ended
	2015	2014	Change*	2014	2013	Change**
		As Restated		As Restated	As Restated
	(In millions, except percentage amounts)
Net sales	$1,660.0	$1,596.0	$64.0	$1,596.0	$1,372.4	$223.6
Segment performance (Non-GAAP measure)	48.9	113.7	(64.8)	113.7	87.7	26.0
Segment margin (Non-GAAP measure)	2.9%	7.1%		7.1%	6.4%
Segment margin before environmental remediation provision adjustments, retirement benefit expense, Rocketdyne purchase accounting adjustments, and unusual items (Non-GAAP measure)	11.4%	11.1%		11.1%	11.3%
Components of segment performance:
Aerospace and Defense	$189.2	$177.3	$11.9	$177.3	$155.6	$21.7
Environmental remediation provision adjustments	(16.6)	(8.8)	(7.8)	(8.8)	(4.6)	(4.2)
Retirement benefit expense	(50.2)	(25.2)	(25.0)	(25.2)	(44.2)	19.0
Unusual items	(50.0)	(0.9)	(49.1)	(0.9)	(1.6)	0.7
Rocketdyne purchase accounting adjustments not allocable to our U.S. government contracts:
Amortization of the Rocketdyne Business’ intangible assets	(12.0)	(12.0)	—	(12.0)	(5.0)	(7.0)
Depreciation associated with the step-up in the fair value of the Rocketdyne Business’ tangible assets	(11.2)	(13.5)	2.3	(13.5)	(10.3)	(3.2)
Cost of sales associated with the step-up in the fair value of the Rocketdyne Business’ inventory	(0.3)	(3.2)	2.9	(3.2)	(2.2)	(1.0)
Aerospace and Defense total	$48.9	$113.7	$(64.8)	$113.7	$87.7	$26.0
 * Primary reason for change. The increase in net sales was primarily due to the following: (i) an increase of $84.3 million in space advanced programs primarily driven by the RS-25 program which is currently engaged in a significant development and integration effort in support of the SLS development program and increased development work on the Orion program partially offset by the successful completion of current J-2X program and (ii) an increase of $80.3 million in missile defense and strategic systems programs primarily driven by the increased deliveries on the THAAD and Standard Missile programs. The increase in net sales was partially offset by a decrease of $109.7 million in space launch programs primarily associated with the RL10 and RS-68 programs as a result of the timing of deliveries and costs incurred on these multi-year contracts and lower sales related to the Antares AJ-26 program close-out (see discussion below).
The increase in the segment margin before environmental remediation provision adjustments, retirement benefit plan expense, Rocketdyne purchase accounting adjustments, and unusual items in fiscal 2015 compared to fiscal 2014 was primarily due to the close-out of the Antares AJ-26 program (see discussion of “Cost of Sales” above) and costs associated with the AR1 program. During the third quarter of fiscal 2015, we began separately reporting the portion of the engine development expenses associated with our newest liquid booster engine, the AR1, which are currently not allocated across all contracts and programs in progress under U.S. governmental contractual arrangements (see additional discussion in Note 1 of the notes to consolidated financial statements). See segment information below:

	Year Ended
	2015	2014	Change
		As Restated
	(In millions)
Segment margin before environmental remediation provision adjustments, retirement benefit plan expense, Rocketdyne purchase accounting adjustments, and unusual items (Non-GAAP measure)	$189.2	$177.3	$11.9
AR1 research and development	32.1	—	32.1
(Income) loss on Antares AJ-26 program (1)	(8.1)	32.3	(40.4)
	$213.2	$209.6	$3.6
______
(1) We incurred a $50.0 million legal settlement charge related to the Antares AJ-26 program reported as an unusual item. See Note 9(b) of the notes to consolidated financial statements.
** Primary reason for change. The increase in net sales was primarily due to the net sales from the acquired Rocketdyne Business. The Rocketdyne Business generated sales of $681.9 million in fiscal 2014 compared to $311.8 million in fiscal 2013. Fiscal 2014 and 2013 results include 12 months and 5 1/2 months, respectively, of the acquired Rocketdyne Business. The increase in net sales also included increased deliveries on the AJ60, THAAD, and Orion programs totaling $71.9 million. The increase in net sales was partially offset by (i) a decrease in the various Standard Missile contracts primarily from the transitioning of the Standard Missile-3 Block IB contract from development activities to low-rate initial production, decreased development activities for the TDACS for the Standard Missile-3 Block IIA contract, and the cessation of deliveries on the Standard Missile-1 Regrain contract in fiscal 2014 as a result of contract completion; (ii) an additional week of operations in the first quarter of fiscal 2013 resulting in $27.8 million in net sales; (iii) lower sales a result of the completion of the T3 IIA and IIB contracts as the program entered the next development phase; and (iv) decreased deliveries and changes in the estimated measurement of progress toward completion on the Antares program.
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
A summary of our backlog is as follows:

	November 30, 2015	November 30, 2014
	(In billions)
Funded backlog	$2.4	$2.2
Unfunded backlog	1.7	0.9
Total contract backlog	$4.1	$3.1
Total backlog includes both funded backlog (unfilled orders for which funding is authorized, appropriated and contractually obligated by the customer) and unfunded backlog (firm orders for which funding has not been appropriated). Indefinite delivery and quantity contracts and unexercised options are not reported in total backlog. Backlog is subject to funding delays or program restructurings/cancellations which are beyond our control. Of our November 30, 2015 total contract backlog, approximately 39%, or approximately $1.6 billion, is expected to be filled within one year.
As of November 30, 2015, the Company's funded backlog included $333.0 million on the AJ60 program, of which $110.9 million is expected to be filled within one year. The AJ60 solid rocket booster production order will be completed when the current contract concludes at the end of 2018.
Real Estate Segment

	Year Ended			Year Ended
	2015	2014	Change*	2014	2013	Change**
	(In millions)
Net sales	$48.3	$6.2	$42.1	$6.2	$5.7	$0.5
Segment performance	34.4	4.2	30.2	4.2	3.8	0.4
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

	Year Ended
	2015	2014	2013
		As Restated	As Restated
	(In millions)
Loss from continuing operations before income taxes	$(16.8)	$(33.0)	$(35.7)
Interest expense	50.4	52.7	48.7
Interest income	(0.3)	(0.1)	(0.2)
Depreciation and amortization	65.1	63.7	43.5
Retirement benefit expense	67.6	36.5	65.0
Unusual items	51.9	61.7	24.5
Adjusted EBITDAP	$217.9	$181.5	$145.8
Adjusted EBITDAP as a percentage of net sales	12.8%	11.3%	10.6%
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

	Year ended
	2015	2014	2013
		As Restated	As Restated
	(In millions)
Cash provided by operating activities	$65.1	$150.6	$77.4
Capital expenditures	(36.8)	(43.4)	(63.2)
Free cash flow(1)	$28.3	$107.2	$14.2
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

	November 30, 2015	November 30, 2014
	(In millions)
Debt principal	$652.0	$782.2
Cash and cash equivalents	(211.1)	(265.9)
Net debt	$440.9	$516.3
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
In addition to the costs associated with environmental remediation discussed above, we incur expenditures for recurring costs associated with managing hazardous substances or pollutants in ongoing operations which totaled $5.5 million in fiscal 2015, $7.1 million in fiscal 2014, and $4.9 million in fiscal 2013.
A summary of our recoverable amounts, environmental reserves, and range of liability, as of November 30, 2015 is presented below:

	Recoverable Amount (1)	Reserve	Estimated Range of Liability
	(In millions)
Aerojet Rocketdyne - Sacramento	$118.0	$153.0	$153.0 - $253.0
Aerojet Rocketdyne - BPOU	108.1	140.1	140.1 - 183.9
Other Aerojet Rocketdyne sites	7.6	7.8	7.8 - 13.6
Other sites	0.7	5.2	5.2 - 6.9
Total	$234.4	$306.1	$306.1 - $457.4
_____

(1)
Excludes the receivable from Northrop of $68.7 million as of November 30, 2015 related to environmental costs already paid (and therefore not reserved) by the Company in prior years and reimbursable under the Northrop Agreement.

Reserves
We review on a quarterly basis estimated future remediation costs and have an established practice of estimating environmental remediation costs over a fifteen year period, except for those environmental remediation costs with a specific contractual term. Environmental liabilities at the BPOU site are currently estimated through the anticipated term of the new Project Agreement. There can be no assurance that the term of a new Project Agreement will not be longer than the term we estimated and, if so, we may be required to make an additional accrual to reflect the longer term. As the period for which estimated environmental remediation costs lengthens, the reliability of such estimates decreases. These estimates consider the investigative work and analysis of engineers, outside environmental consultants, and the advice of legal staff regarding the status and anticipated results of various administrative and legal proceedings. In most cases, only a range of reasonably possible costs can be estimated. In establishing our reserves, the most probable estimate is used when determinable; otherwise, the minimum amount is used when no single amount in the range is more probable. Accordingly, such estimates can change as we periodically evaluate and revise these estimates as new information becomes available. We cannot predict whether new information gained as projects progress will affect the estimated liability accrued. The timing of payment for estimated future environmental costs is influenced by a number of factors such as the regulatory approval process, and the time required for designing, constructing, and implementing the remedy.
A summary of our environmental reserve activity is shown below:

	Aerojet Rocketdyne- Sacramento	Aerojet Rocketdyne- BPOU	Other Aerojet Rocketdyne Sites	Total Aerojet Rocketdyne	Other	Total Environmental Reserve
	(In millions)
November 30, 2012	$140.5	$31.2	$10.8	$182.5	$7.0	$189.5
Additions	9.8	5.1	0.1	15.0	3.8	18.8
Expenditures	(22.3)	(9.4)	(2.7)	(34.4)	(2.6)	(37.0)
November 30, 2013	128.0	26.9	8.2	163.1	8.2	171.3
Additions	24.0	4.5	3.3	31.8	1.9	33.7
Expenditures	(21.6)	(9.7)	(3.4)	(34.7)	(4.3)	(39.0)
November 30, 2014	130.4	21.7	8.1	160.2	5.8	166.0
Additions	44.3	129.7	2.0	176.0	0.6	176.6
Expenditures	(21.7)	(11.3)	(2.3)	(35.3)	(1.2)	(36.5)
November 30, 2015	$153.0	$140.1	$7.8	$300.9	$5.2	$306.1
The $176.6 million of environmental reserve additions in fiscal 2015 was primarily due to the following items: (i) $126.3 million associated with our detailed review estimate related to the BPOU site to reflect the anticipated costs through the term of a new Project Agreement, and the amount reserved is based on the proposal by Aerojet Rocketdyne; (ii) $13.8 million associated with water replacement; (iii) $13.5 million of remediation related to operable treatment units; (iv) $5.2 million of additional operations and maintenance for treatment facilities; and (v) $17.8 million related to other environmental clean-up matters.
The $33.7 million of environmental reserve additions in fiscal 2014 was primarily due to the following items: (i) $8.1 million of additional operations and maintenance for treatment facilities; (ii) $5.8 million associated with annual detailed review estimate updates; (iii) $4.0 million associated with water replacement; (iv) $3.0 million of remediation related to operable treatment units; (v) $1.5 million of costs related to the Camden, Arkansas site; and (vi) $11.3 million related to other environmental clean-up matters.
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

Pre-Close Environmental Costs	$20.0
Amount spent through November 30, 2015	(18.5)
Amount included as a component of reserves for environmental remediation costs in the consolidated balance sheet as of November 30, 2015	(1.5)
Remaining Pre-Close Environmental Costs	$—
Estimated Recoveries
On January 12, 1999, Aerojet Rocketdyne and the U.S. government implemented the Global Settlement resolving certain prior environmental and facility disagreements, with retroactive effect to December 1, 1998. Under the Global Settlement, Aerojet Rocketdyne and the U.S. government resolved disagreements about an appropriate cost-sharing ratio with respect to the cleanup costs of the environmental contamination at the Sacramento and Azusa sites. The Global Settlement cost-sharing ratio does not have a defined term over which costs will be recovered. Additionally, in conjunction with the sale of the EIS business in 2001, Aerojet Rocketdyne entered into the Northrop Agreement whereby Aerojet Rocketdyne is reimbursed by Northrop for a portion of environmental expenditures eligible for recovery under the Global Settlement, subject to an annual and a cumulative limitation.
Most of our environmental costs are incurred by our Aerospace and Defense segment, and certain of these future costs are allowable to be included in our contracts with the U.S. government and allocable to Northrop until the cumulative expenditure limitation is reached. We currently estimate approximately 24% of our Aerospace and Defense segment environmental costs will not likely be reimbursable and are expensed to the consolidated statements of operations.
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
Pursuant to the Northrop Agreement, environmental expenditures to be reimbursed are subject to annual limitations and the total reimbursements are limited to a ceiling of $189.7 million. A summary of the Northrop Agreement activity is shown below (in millions):

Total reimbursable costs under the Northrop Agreement	$189.7
Amount reimbursed to the Company through November 30, 2015	(113.2)
Potential future cost reimbursements available	76.5
Receivable from Northrop in excess of the annual limitation included in the consolidated balance sheet as of November 30, 2015	(68.7)
Potential future recoverable amounts available under the Northrop Agreement	$7.8

A summary of the current and non-current recoverable amounts from Northrop and the U.S. government is shown below:

	Recoverable Environmental Remediation - U.S. Government	Recoverable Environmental Remediation - Northrop	Total Recoverable - U.S. Government and Northrop
	(In millions)
November 30, 2012	$111.5	$94.0	$205.5
Additions	8.7	—	8.7
Reimbursements	(22.6)	(7.9)	(30.5)
Other adjustments	1.6	(0.9)	0.7
Change in Northrop noncurrent receivable (see discussion above)	—	2.7	2.7
November 30, 2013	99.2	87.9	187.1
Additions	21.4	—	21.4
Reimbursements	(23.2)	(7.8)	(31.0)
Other adjustments, as restated	1.7	5.4	7.1
Change in Northrop noncurrent receivable (see discussion above), as restated	—	(3.2)	(3.2)
November 30, 2014	99.1	82.3	181.4
Additions	133.6	—	133.6
Reimbursements	(27.2)	(4.0)	(31.2)
Other adjustments	21.1	4.3	25.4
Change in Northrop noncurrent receivable (see discussion above)	—	(6.1)	(6.1)
November 30, 2015	$226.6	$76.5	$303.1
Fiscal 2015 Activity
Fiscal 2015 additions - The $133.6 million of additions to the environmental recoverable asset was primarily due to the following items: (i) $95.6 million associated with our detailed review estimate related to the BPOU site to reflect the anticipated costs through the term of a new Project Agreement, and the amount reserved is based on the proposal by Aerojet Rocketdyne; (ii) $10.5 million associated with water replacement; (iii) $10.2 million of remediation related to operable treatment units; (iv) $3.9 million of additional operations and maintenance for treatment facilities; and (v) $13.4 million related to other environmental clean-up matters.
Fiscal 2015 reimbursements -The $31.2 million of environmental expenditures that were reimbursed related to the following items: (i) $13.8 million for operations and maintenance of treatment facilities; (ii) $6.8 million of remediation related to operable treatment units; (iii) $3.4 million associated with water supply replacement; (iv) $2.8 million associated with test sampling and analysis; (v) $1.1 million of costs related to the Camden, Arkansas site; and (vi) $3.3 million related to other environmental clean-up matters.
Fiscal 2015 other adjustments - The $25.4 million of other adjustments primarily relates to the impact of the Advance Agreement with the U.S. government revising the percent of environmental costs allocable to Northrop and the U.S. government. We currently estimate approximately 24% of our Aerospace and Defense segment environmental costs will not likely be reimbursable and are expensed to the consolidated statements of operations.
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

	Year Ended
	2015	2014	2013
	(In millions)
Estimated recoverable amounts under U.S. government contracts and Northrop	$159.3	$22.9	$10.4
Charge to consolidated statement of operations	17.3	10.8	8.4
Total environmental reserve additions	$176.6	$33.7	$18.8
Recently Adopted Accounting Pronouncements
See Note 1 to our consolidated financial statements in Item 8. Consolidated Financial Statements of this Report for information relating to our discussion of the effects of recent accounting pronouncements.
Liquidity and Capital Resources
Net Cash Provided by (Used In) Operating, Investing, and Financing Activities
The change in cash and cash equivalents was as follows:

	Year Ended
	2015	2014	2013
		As Restated	As Restated
	(In millions)
Net Cash Provided by Operating Activities	$65.1	$150.6	$77.4
Net Cash Used in Investing Activities	(35.8)	(35.7)	(474.9)
Net Cash (Used in) Provided by Financing Activities	(84.1)	(46.6)	433.0
Net (Decrease) Increase in Cash and Cash Equivalents	$(54.8)	$68.3	$35.5
Net Cash Provided by Operating Activities
The $65.1 million of cash provided by operating activities in fiscal 2015 was primarily the result of cash provided by loss from continuing operations before income taxes adjusted for non-cash items which generated $125.4 million which was offset by cash used to fund the following: (i) a decrease of $17.8 million in other current liabilities primarily related to the CIP, cost reduction initiatives, and the amounts paid to UTC related to Transition Service Agreements; (ii) an increase of $19.5 million in inventories primarily due to the timing of milestone billings and deliveries on the PAC-3 and Standard Missile programs; and (iii) $7.8 million of real estate activities.
The $150.6 million of cash provided by operating activities in fiscal 2014 was primarily the result of loss from continuing operations before income taxes adjusted for non-cash items which generated $132.7 million. In addition, we generated $69.6 million from working capital (defined as accounts receivables, inventories, other current assets, accounts payable, contract advances, real estate activities, and other current liabilities). The cash generated from working capital was primarily due to an increase of $96.9 million in cash advances on long-term contracts. This amount was partially offset by the cash used for the Rocketdyne Business integration activities. In addition, we paid $4.9 million for income taxes, net in fiscal 2014.
The $77.4 million of cash provided by operating activities in fiscal 2013 was primarily the result of loss from continuing operations before income taxes adjusted for non-cash items which generated $96.0 million. This amount was partially offset by cash used to fund working capital (excluding the impact of changes in current deferred income taxes) including our real estate activities. The funding of working capital is primarily due to the following (i) a decrease in contract advances due to the timing of customer payments and (ii) an increase in accounts receivables due to timing of sales and billing during the quarter. These factors were partially offset by (i) an increase in accounts payable related to the increase in cost-reimbursable contract sales and timing of payments and (ii) an increase in other current liabilities primarily related to the timing of payments.
Net Cash Used In Investing Activities
During fiscal 2015, 2014 and 2013, we had capital expenditures of $36.8 million, $43.4 million and $63.2 million, respectively. During fiscal 2014 and 2013, capital expenditures total included $11.3 million and $25.4 million, respectively, related to consolidating the Rocketdyne Business facilities. Additionally, during fiscal 2013 the capital expenditures total included $16.4 million related to our ERP implementation.
During fiscal 2014, we received $0.2 million for a purchase price adjustment for the Rocketdyne Business and we generated proceeds of $7.5 million from the sale of non-core technology. During fiscal 2013, we purchased the Rocketdyne Business for $411.2 million (see Note 5 in notes to consolidated financial statements.)
Net Cash (Used in) Provided by Financing Activities
During fiscal 2015, we had $81.2 million in debt cash payments (see below). During fiscal 2014, we repurchased 3.5 million of our common shares at a cost of $64.5 million. We also issued $189.0 million of debt and had $166.3 million in debt cash payments (see below). In addition, we incurred $4.2 million of debt issuance costs. During fiscal 2013, we issued $460.0 million of debt and had $12.8 million in cash payments of debt. In addition, we incurred $14.9 million of debt issuance costs.
Debt Activity and Covenants
Our debt activity during fiscal 2015 was as follows:

	November 30, 2014	Cash Payments	Non-cash Activity	November 30, 2015
	(In millions)
Term loan	$98.8	$(5.0)	$—	$93.8
7 1/8% Notes	460.0	—	—	460.0
4 1/16% Debentures	133.6	—	(49.0)	84.6
2 1/4% Convertible Subordinated Debentures	0.2	—	—	0.2
Delayed draw term loan	89.0	(76.0)	—	13.0
Other debt	0.6	(0.2)	—	0.4
Total Debt and Borrowing Activity	$782.2	$(81.2)	$(49.0)	$652.0
We are subject to certain limitations including the ability to incur additional debt, make certain investments and acquisitions, and make certain restricted payments, including stock repurchases and dividends. The Senior Credit Facility includes events of default usual and customary for facilities of this nature, the occurrence of which could lead to an acceleration of our obligations thereunder. Additionally, the Senior Credit Facility includes certain financial covenants, including that we maintain (i) a maximum total leverage ratio, calculated net of cash up to a maximum of $150.0 million, of 4.50 to 1.00 through the fiscal period ended November 30, 2015, 4.25 to 1.00 through fiscal periods ending November 30, 2017, and 4.00 to 1.00 thereafter; and (ii) a minimum interest coverage ratio of 2.40 to 1.00.

Financial Covenant	Actual Ratios as of November 30, 2015	Required Ratios
Interest coverage ratio, as defined under the Senior Credit Facility	4.77 to 1.00	Not less than: 2.40 to 1.00
Leverage ratio, as defined under the Senior Credit Facility	2.21 to 1.00	Not greater than: 4.50 to 1.00
We were in compliance with our financial and non-financial covenants as of November 30, 2015.
Outlook
Short-term liquidity requirements consist primarily of recurring operating expenses, including but not limited to costs related to our capital and environmental expenditures, company-funded research and development expenditures, debt service requirements, and retirement benefit plans. We believe that our existing cash and cash equivalents and availability under our revolving credit facility will provide sufficient funds to meet our operating plan, which includes our CIP and AR1 engine development costs, for the next twelve months. The operating plan for this period provides for full operation of our businesses, and interest and principal payments on our debt. As of November 30, 2015, we had $155.9 million of available borrowings under our Senior Credit Facility. Based on our existing debt agreements, we were in compliance with our financial and non-financial covenants as of November 30, 2015. Our failure to comply with these covenants could result in an event of default that, if not cured or waived, could result in the acceleration of the Senior Credit Facility, the Subordinated Credit Facility, the 7 1/8% Notes, and the 4 1/16% Debentures. In addition, our failure to pay principal and interest when due is a default under the Senior Credit Facility, and in certain cases, would cause cross defaults on the Subordinated Credit Facility, 7 1/8% Notes and 4 1/16% Debentures.
We are committed to a cash management strategy that maintains liquidity to adequately support the operation of the business, our growth strategy and to withstand unanticipated business volatility. We believe that cash generated from operations, together with our current levels of cash and investments as well as availability under our revolving credit facility, should be sufficient to maintain our ongoing operations, support working capital requirements, fund the CIP, make required cash contributions of approximately $23 million in fiscal 2016 to our tax-qualified defined benefit pension plan, and fund anticipated capital expenditures related to projected business growth. Our cash management strategy includes maintaining the flexibility to pay down debt and/or repurchase shares depending on economic and other conditions. In connection with the implementation of our cash management strategy, our management may seek to retire or purchase our outstanding debt through cash purchases and/or exchanges for equity securities, in open market purchases, privately negotiated transactions or otherwise if we believe that it is in our best interests. Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.
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
As disclosed in Notes 9(b) and 9(c) of the notes to consolidated financial statements, we have exposure for certain legal and environmental matters. We believe that it is currently not possible to estimate the impact, if any, that the ultimate resolution of certain of these matters will have on our financial position, results of operations, or cash flows.
Major factors that could adversely impact our forecasted operating cash flows and our financial condition are described in Part I, Item 1A. Risk Factors. In addition, our liquidity and financial condition will continue to be affected by changes in prevailing interest rates on the portion of debt that bears interest at variable interest rates.

 Contractual Obligations
We have contractual obligations and commitments in the form of debt obligations, operating leases, certain other liabilities, and purchase commitments. The following table summarizes our contractual obligations as of November 30, 2015:

	Payments due by Period
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
	(In millions)
Contractual Obligations:
Long-term debt:
Senior debt	$93.8	$5.0	$10.0	$78.8	$—
Senior secured notes	460.0	—	—	—	460.0
Convertible subordinated notes	84.8	—	—	84.8	—
Other debt	13.4	0.3	0.1	—	13.0
Interest on long-term debt (1)	216.2	41.3	82.2	74.9	17.8
Postretirement medical and life insurance benefits (2)	46.2	6.0	11.3	10.1	18.8
Operating leases	92.1	17.9	27.3	20.4	26.5
Conditional asset retirement obligations (3)	29.3	—	—	8.7	20.6
Total	$1,035.8	$70.5	$130.9	$277.7	$556.7
________

(1)	Includes interest on variable debt calculated based on interest rates at November 30, 2015.

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

As of November 30, 2015, the liability for uncertain income tax positions was $7.8 million. Due to the uncertainty regarding the timing of potential future cash flows associated with these liabilities, we are unable to make a reasonably reliable estimate of the amount and period in which these liabilities might be paid.
We may be required to make significant cash contributions in the future to fund our defined benefit pension plan, a portion of which we may not be able to immediately recover from our U.S. government contracts. In fiscal 2016, we expect to make cash contributions of approximately $23 million to our tax-qualified defined benefit pension plan.
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
Arrangements with Off-Balance Sheet Risk
As of November 30, 2015, arrangements with off-balance sheet risk consisted of:

•
$44.1 million in outstanding commercial letters of credit expiring through April 2016, the majority of which may be renewed, primarily to collateralize obligations for environmental remediation and insurance coverage.

•	$45.5 million in outstanding surety bonds to primarily satisfy indemnification obligations for environmental remediation coverage.

•	Up to $120.0 million aggregate in guarantees by us of Aerojet Rocketdyne’s obligations to U.S. government agencies for environmental remediation activities.

•	Guarantees, jointly and severally, by our material domestic subsidiaries of their obligations under our Senior Credit Facility and 7 1/8% Notes.
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
The preparation of financial statements requires the use of estimates, assumptions, judgments, and interpretations that can affect the reported amounts of assets, liabilities, revenues, and expenses, the disclosure of contingent assets and liabilities and other supplemental disclosures. The development of accounting estimates is the responsibility of our management. Management discusses those areas that require significant judgment with the audit committee of our board of directors. All of our financial disclosures in our filings with the SEC have been reviewed with the audit committee. Although we believe that the positions we have taken with regard to uncertainties are reasonable, others might reach different conclusions and our positions can change over time as more information becomes available. If an accounting estimate changes, its effects are accounted for prospectively and, if significant, disclosed in notes of the consolidated financial statements.
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
For a discussion of all of our accounting policies, including the accounting policies discussed below, see Note 1 of the consolidated financial statements.

Revenue Recognition
In our Aerospace and Defense segment, recognition of profit on long-term contracts requires the use of assumptions and estimates related to the contract value or total contract revenue, the total cost at completion and the measurement of progress towards completion. Due to the nature of the programs, developing the estimated total cost at completion requires the use of significant judgment. Estimates are continually evaluated as work progresses and are revised as necessary. Factors that must be considered in estimating the work to be completed include labor productivity, the nature and technical complexity of the work to be performed, availability and cost volatility of materials, subcontractor and vendor performance, warranty costs, volume assumptions, anticipated labor agreements and inflationary trends, schedule and performance delays, availability of funding from the customer, and the recoverability of costs incurred outside the original contract included in any estimates to complete. We review contract performance and cost estimates for some contracts at least monthly and for others at least quarterly and more frequently when circumstances significantly change. When a change in estimate is determined to have an impact on contract profit, we will record a positive or negative adjustment to the statement of operations. Changes in estimates and assumptions related to the status of certain long-term contracts may have a material effect on our operating results. The following table summarizes the impact from changes in estimates and assumptions on the statement of operations on key contracts, representing 83% of our aerospace and defense segment net sales over the last three fiscal years, accounted for under the percentage-of-completion method of accounting:

	Year Ended
	2015	2014	2013
		As Restated	As Restated
	(In millions, except per share amounts)
Favorable effect of the changes in contract estimates on loss from continuing operations before income taxes	$41.2	$9.2	$23.2
Favorable effect of the changes in contract estimates on net (loss) income	24.7	5.5	13.6
Favorable effect of the changes in contract estimates on basic net (loss) income per share	0.40	0.10	0.22
Favorable effect of the changes in contract estimates on diluted net (loss) income per share	0.40	0.10	0.16
The fiscal 2015 favorable changes in contract estimates were primarily driven by the following (i) better than expected performance on space launch systems and missile defense programs primarily due to affordability initiatives and lower overhead costs and (ii) unexpected favorable contract performance on close-out activities on the J-2X program. The fiscal 2014 favorable changes in contract estimates were primarily driven by better than expected performance on a space launch system program due to favorable contract negotiations and affordability initiatives partially offset by unanticipated inefficiencies and cost growth on the Antares AJ-26 program. The fiscal 2013 favorable changes in contract estimates was primarily driven by better than expected performance on tactical systems programs due to manufacturing efficiencies and lower overhead costs. The improvements in fiscal 2013 were offset by unexpected cost growth on the Antares AJ-26 program.
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

Certain government contracts contain cost or performance incentive provisions that provide for increased or decreased fees or profits based upon actual performance against established targets or other criteria. Incentive and award fees, which are generally awarded at the discretion of the customer, are considered in estimating profit rates at the time the amounts can be reasonably determined and are reasonably assured based on historical experience and anticipated performance. We continually evaluate our performance and incorporate any anticipated changes in penalties and incentives into our revenue and earnings calculations.
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
Goodwill
Goodwill represents the excess of the purchase price of an acquired enterprise or assets over the fair values of the identifiable assets acquired and liabilities assumed. Tests for impairment of goodwill are performed on an annual basis, or at any other time, if events occur or circumstances indicate that the carrying amount of goodwill may not be recoverable. We evaluated goodwill for impairment as of September 1, 2015 and 2014, and determined that goodwill was not impaired.
All of our recorded goodwill resides in the Aerospace and Defense reporting unit. As of September 1, 2015, we evaluated goodwill using a “Step Zero" analysis and determined that it was more likely than not that the fair value of the Aerospace and Defense reporting unit exceeded its carrying amount. As of September 1, 2014, we performed a “Step One” analysis to evaluate goodwill impairment and determined that the fair value of the Aerospace and Defense reporting unit exceeded its carrying amount.
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
We evaluate qualitative factors (including macroeconomic conditions, industry and market considerations, cost factors, and overall financial performance) to determine whether it is necessary to perform the first step of the two-step goodwill test. This step is referred to as the “Step Zero" analysis. If it is determined that it is more likely than not (a likelihood of more than 50%) that the fair value of a reporting unit is less than its carrying amount, we will need to proceed to the first step (“Step One”) of the two-step goodwill test. In evaluating whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, relevant events and circumstances as discussed below shall be assessed. If, after assessing the totality of events or circumstances, we determine that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then the first and second steps of the impairment test are unnecessary.

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
We used the following discount rate to determine the benefit obligations for the applicable fiscal year.

	Pension Benefits		Medical and Life Insurance Benefits
	2015	2014	2015	2014
Discount rate	4.26%	3.96%	3.87%	3.54%
We used the following assumptions to determine the net periodic benefit expense for the applicable fiscal year.

	Pension Benefits			Medical and Life Insurance Benefits
	2015	2014	2013	2015	2014	2013
Discount rate	3.96%	4.54%	3.68%	3.54%	3.98%	3.24%
Expected long-term rate of return on plan assets	8.00%	8.00%	8.00%	*	*	*
______

*	Not applicable
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
The expected long-term rate of return on plan assets represents the rate of earnings expected in the funds invested, and funds to be invested, to provide for anticipated benefit payments to plan participants. We evaluated the plan’s historical investment performance, its current and expected asset allocation, and, with input from our external advisors, developed best estimates of future investment performance of the plan’s assets. Based on this analysis, we assumed a long-term rate of return on plan assets of 8.0% for fiscal 2015. As of November 30, 2015, after evaluating the historical investment performance of plan assets, expected asset allocation, and recent input from our external advisors, we decided to change the long-term expected rate of return on plan assets from 8.0% to 7.0% effective December 1, 2015.
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
A one percentage point change in the key assumptions would have the following effects on the projected benefit obligations as of November 30, 2015 and on expense for fiscal 2015:

	Pension Benefits and Medical and Life Insurance Benefits Discount Rate		Expected Long-term Rate of Return	Assumed Healthcare Cost Trend Rate
	Net Periodic Benefit Expense	Projected Benefit Obligation	Net Periodic Pension Benefit Expense	Net Periodic Medical and Life Insurance Benefit Expense	Accumulated Benefit Obligation
	(In millions)
1% decrease	$26.5	$166.1	$11.1	$(0.4)	$(1.3)
1% increase	(22.5)	(139.6)	(11.1)	0.4	1.5
Contingencies and Litigation
We are currently involved in certain legal proceedings and, as required, have accrued our estimate of the probable costs and recoveries for resolution of these claims. These estimates are based upon an analysis of potential results, assuming a combination of litigation and settlement strategies. It is possible, however, that future results of operations for any particular quarterly or annual period could be materially affected by changes in assumptions or the effectiveness of strategies related to these proceedings. See Notes 9(b) and 9(c) in notes to consolidated financial statements for more detailed information on litigation exposure.
Reserves for Environmental Remediation and Recoverable from the U.S. Government and Other Third Parties for Environmental Remediation Costs
For a discussion of our accounting for environmental remediation obligations and costs and related legal matters, see “Environmental Matters” above and Notes 9(c) and 9(d) in notes to consolidated financial statements.
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
As of November 30, 2015, our debt totaled $652.0 million: $545.2 million, or 84%, was at an average fixed rate of 6.65%; and $106.8 million, or 16%, was at a variable rate of 3.20%.
The estimated fair value and principal amount of our outstanding debt is presented below:

	Fair Value		Principal Amount
	November 30, 2015	November 30, 2014	November 30, 2015	November 30, 2014
	(In millions)
Term loan	$93.8	$98.8	$93.8	$98.8
7 1/8% Notes	480.1	483.6	460.0	460.0
4 1/16% Debentures	164.0	248.2	84.6	133.6
Delayed draw term loan	13.0	89.0	13.0	89.0
Other debt	0.6	0.8	0.6	0.8
	$751.5	$920.4	$652.0	$782.2
The fair values of the 7 1/8% Notes and 4 1/16% Debentures were determined using broker quotes that are based on open markets of our debt securities as of November 30, 2015 and 2014, respectively. The fair value of the term loans and other debt was determined to approximate carrying value.

Item 8.	Consolidated Financial Statements and Supplementary Data
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Aerojet Rocketdyne Holdings, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of comprehensive (loss) income, of stockholders’ (deficit) equity, and of cash flows present fairly, in all material respects, the financial position of Aerojet Rocketdyne Holdings, Inc. and its subsidiaries at November 30, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended November 30, 2015 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of November 30, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) because material weaknesses in internal control over financial reporting existed as of that date related to ineffective controls over (i) the purchase accounting considerations for long-term customer contracts acquired as part of a business combination, and (ii) the integration of the Company’s accounting policies, practices and controls applicable to the acquired Rocketdyne Business, including those over the segmentation criteria applicable to long-term contracts. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses referred to above are described in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. We considered these material weaknesses in determining the nature, timing, and extent of audit tests applied in our audit of the 2015 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements. The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in management's report referred to above. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 2 to the consolidated financial statements, the Company has restated its 2014 and 2013 consolidated financial statements to correct for errors.

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
/s/ PricewaterhouseCoopers LLP
Sacramento, California
February 16, 2016

Aerojet Rocketdyne Holdings, Inc.
Consolidated Statements of Operations

	Year Ended
	2015	2014	2013
		As Restated	As Restated
	(In millions, except per share amounts)
Net sales	$1,708.3	$1,602.2	$1,378.1
Operating costs and expenses:
Cost of sales (exclusive of items shown separately below)	1,459.5	1,406.2	1,234.3
AR1 research and development (see Note 1)	32.1	—	—
Selling, general and administrative	49.0	38.2	53.6
Depreciation and amortization	65.1	63.7	43.5
Other expense, net:
Loss on debt repurchased	1.9	60.6	5.0
Legal settlement	50.0	—	—
Other	17.4	13.9	28.9
Total operating costs and expenses	1,675.0	1,582.6	1,365.3
Operating income	33.3	19.6	12.8
Non-operating (income) expense:
Interest income	(0.3)	(0.1)	(0.2)
Interest expense	50.4	52.7	48.7
Total non-operating expense, net	50.1	52.6	48.5
Loss from continuing operations before income taxes	(16.8)	(33.0)	(35.7)
Income tax provision (benefit)	0.3	16.3	(198.4)
(Loss) income from continuing operations	(17.1)	(49.3)	162.7
Income (loss) from discontinued operations, net of income taxes	0.9	(0.7)	0.2
Net (loss) income	$(16.2)	$(50.0)	$162.9
(Loss) income per share of common stock
Basic:
(Loss) income per share from continuing operations	$(0.28)	$(0.85)	$2.68
Income (loss) per share from discontinued operations, net of income taxes	0.01	(0.01)	—
Net (loss) income per share	$(0.27)	$(0.86)	$2.68
Diluted:
(Loss) income per share from continuing operations	$(0.28)	$(0.85)	$2.05
Income (loss) per share from discontinued operations, net of income taxes	0.01	(0.01)	—
Net (loss) income per share	$(0.27)	$(0.86)	$2.05
Weighted average shares of common stock outstanding, basic	61.1	57.9	59.6
Weighted average shares of common stock outstanding, diluted	61.1	57.9	81.9
See Notes to Consolidated Financial Statements.

Aerojet Rocketdyne Holdings, Inc.
Consolidated Statements of Comprehensive (Loss) Income

	Year Ended
	2015	2014	2013
		As Restated	As Restated
	(In millions)
Net (loss) income	$(16.2)	$(50.0)	$162.9
Other comprehensive (loss) income:
Amortization of net actuarial losses, net of $31.3 million, $20.4 million, and $1.2 million of income taxes in fiscal 2015, 2014, and 2013, respectively	49.4	31.1	91.3
Actuarial (losses) gains, net of $36.9 million, $89.8 million, and $1.1 million of income taxes in fiscal 2015, 2014, and 2013, respectively	(56.6)	(136.0)	167.6
Amortization of prior service credits, net of $0.4 million, $0.4 million and $0.1 million of income taxes in fiscal 2015, 2014, and 2013, respectively	(0.8)	(0.5)	(0.9)
Comprehensive (loss) income	$(24.2)	$(155.4)	$420.9

See Notes to Consolidated Financial Statements.

Aerojet Rocketdyne Holdings, Inc.
Consolidated Balance Sheets

	As of November 30,
	2015	2014
		As Restated
	(In millions, except per share amounts)
ASSETS
Current Assets
Cash and cash equivalents	$211.1	$265.9
Accounts receivable	171.5	170.5
Inventories	157.5	138.0
Recoverable from the U.S. government and other third parties for environmental remediation costs	24.0	19.4
Receivable from Northrop Grumman Corporation (“Northrop”)	6.0	6.0
Other current assets, net	61.5	38.6
Income taxes	2.9	2.1
Deferred income taxes	28.1	19.9
Total Current Assets	662.6	660.4
Noncurrent Assets
Property, plant and equipment, net	365.8	366.5
Real estate held for entitlement and leasing	86.2	94.4
Recoverable from the U.S. government and other third parties for environmental remediation costs	210.4	87.2
Receivable from Northrop	62.7	68.8
Deferred income taxes	286.7	261.4
Goodwill	158.1	158.1
Intangible assets	108.8	122.2
Income taxes	7.9	6.6
Other noncurrent assets, net	85.7	93.0
Total Noncurrent Assets	1,372.3	1,258.2
Total Assets	$2,034.9	$1,918.6
LIABILITIES, REDEEMABLE COMMON STOCK, AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Short-term borrowings and current portion of long-term debt	$5.3	$5.3
Accounts payable	105.2	104.0
Reserves for environmental remediation costs	32.6	31.9
Postretirement medical and life insurance benefits	6.0	6.4
Advance payments on contracts	203.7	197.4
Other current liabilities	201.3	221.4
Total Current Liabilities	554.1	566.4
Noncurrent Liabilities
Senior debt	88.8	93.8
Second-priority senior notes	460.0	460.0
Convertible subordinated notes	84.8	133.8
Other debt	13.1	89.3
Reserves for environmental remediation costs	273.5	134.1
Pension benefits	566.2	482.8
Postretirement medical and life insurance benefits	45.5	51.7
Other noncurrent liabilities	94.4	80.6
Total Noncurrent Liabilities	1,626.3	1,526.1
Total Liabilities	2,180.4	2,092.5
Commitments and contingencies (Note 9)
Redeemable common stock, par value of $0.10; 0.1 million shares issued and outstanding as of November 30, 2015 and 2014	0.9	1.6
Stockholders’ Deficit
Preference stock, par value of $1.00; 15.0 million shares authorized; none issued or outstanding	—	—
Common stock, par value of $0.10; 150.0 million shares authorized; 62.9 million shares issued and outstanding as of November 30, 2015; 56.9 million shares issued and outstanding as of November 30, 2014	6.5	5.9
Other capital	340.1	287.4
Treasury stock at cost, 3.5 million shares as of November 30, 2015 and 2014	(64.5)	(64.5)
Accumulated deficit	(86.8)	(70.6)
Accumulated other comprehensive loss, net of income taxes	(341.7)	(333.7)
Total Stockholders’ Deficit	(146.4)	(175.5)
Total Liabilities, Redeemable Common Stock and Stockholders’ Deficit	$2,034.9	$1,918.6
See Notes to Consolidated Financial Statements.

Aerojet Rocketdyne Holdings, Inc.
Consolidated Statements of Stockholders’ (Deficit) Equity

	Common Stock					Accumulated Other Comprehensive Loss	Total Stockholders' (Deficit) Equity
	Shares	Amount	Other Capital	Treasury Stock	Accumulated Deficit
			As Restated		As Restated	As Restated	As Restated
	(In millions)
November 30, 2012	58.9	$5.9	$269.6	$—	$(183.5)	$(486.3)	$(394.3)
Net income	—	—	—	—	162.9	—	162.9
Amortization of net actuarial losses, net of income taxes	—	—	—	—	—	91.3	91.3
Actuarial gains arising during the period, net of income taxes	—	—	—	—	—	167.6	167.6
Amortization of prior service credits, net of income taxes	—	—	—	—	—	(0.9)	(0.9)
Conversion of debt to common stock	0.2	—	1.6	—	—	—	1.6
Reclassification from redeemable common stock	0.4	—	3.7	—	—	—	3.7
Stock-based compensation and shares issued under equity plans and other, net	0.4	—	5.4	—	—	—	5.4
November 30, 2013	59.9	5.9	280.3	—	(20.6)	(228.3)	37.3
Net loss	—	—	—	—	(50.0)	—	(50.0)
Amortization of net actuarial losses, net of income taxes	—	—	—	—	—	31.1	31.1
Actuarial losses arising during the period, net of income taxes	—	—	—	—	—	(136.0)	(136.0)
Amortization of prior service credits, net of income taxes	—	—	—	—	—	(0.5)	(0.5)
Reclassification from redeemable common stock	0.1	—	(1.4)	—	—	—	(1.4)
Tax benefit from shares issued under equity plans	—	—	1.3	—	—	—	1.3
Purchase of treasury stock	(3.5)	—	—	(64.5)	—	—	(64.5)
Stock-based compensation and shares issued under equity plans, net	0.4	—	7.2	—	—	—	7.2
November 30, 2014	56.9	5.9	287.4	(64.5)	(70.6)	(333.7)	(175.5)
Net loss	—	—	—	—	(16.2)	—	(16.2)
Amortization of net actuarial losses, net of income taxes	—	—	—	—	—	49.4	49.4
Actuarial losses and prior service costs arising during the period, net of income taxes	—	—	—	—	—	(56.6)	(56.6)
Amortization of prior service credits, net of income taxes	—	—	—	—	—	(0.8)	(0.8)
Reclassification from redeemable common stock	(0.1)	—	0.7	—	—	—	0.7
Tax benefit from shares issued under equity plans	—	—	2.5	—	—	—	2.5
Conversion of debt to common stock	5.5	0.5	48.5	—	—	—	49.0
Repurchase of shares to satisfy tax withholding obligations	(0.3)	—	(6.7)	—	—	—	(6.7)
Stock-based compensation and shares issued under equity plans, net	0.9	0.1	7.7	—	—	—	7.8
November 30, 2015	62.9	$6.5	$340.1	$(64.5)	$(86.8)	$(341.7)	$(146.4)
See Notes to Consolidated Financial Statements.

Aerojet Rocketdyne Holdings, Inc.
Consolidated Statements of Cash Flows

	Year Ended
	2015	2014	2013
		As Restated	As Restated
	(In millions)
Operating Activities
Net (loss) income	$(16.2)	$(50.0)	$162.9
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
(Income) loss from discontinued operations, net of income taxes	(0.9)	0.7	(0.2)
Depreciation and amortization	65.1	63.7	43.5
Amortization of financing costs	2.7	3.6	4.5
Stock-based compensation	8.6	5.7	14.1
Retirement benefit expense	67.6	36.5	65.0
Loss on debt repurchased	1.9	60.6	5.0
Loss on bank amendment	—	0.2	—
Loss on disposal of long-lived assets	0.7	2.8	—
Gain on sale of technology	(1.0)	(6.8)	—
Tax benefit on stock-based awards	(2.5)	(1.3)	(0.2)
Changes in assets and liabilities, net of effects from acquisition:
Accounts receivable	(1.0)	28.9	(24.0)
Inventories	(19.5)	(32.0)	(26.4)
Other current assets, net	(22.8)	(10.8)	(4.4)
Income tax receivable	(2.9)	3.7	(11.8)
Real estate held for entitlement and leasing	(7.8)	(15.0)	(4.4)
Receivable from Northrop	6.1	(2.8)	3.3
Recoverable from the U.S. government and other third parties for environmental remediation costs	(127.8)	8.5	15.1
Other noncurrent assets	11.9	(24.1)	(2.0)
Accounts payable	(5.1)	(18.2)	49.7
Retirement benefits	(4.9)	(5.3)	(5.4)
Advance payments on contracts	6.3	96.9	(47.8)
Other current liabilities	(17.8)	19.8	57.8
Deferred income taxes	(27.6)	(7.1)	(199.5)
Reserves for environmental remediation costs	140.1	(5.3)	(18.2)
Other noncurrent liabilities and other	12.0	(0.2)	0.9
Net cash provided by continuing operations	65.2	152.7	77.5
Net cash used in discontinued operations	(0.1)	(2.1)	(0.1)
Net Cash Provided by Operating Activities	65.1	150.6	77.4
Investing Activities
Purchases of restricted cash investments	—	—	(470.0)
Sale of restricted cash investments	—	—	470.0
Purchase of Rocketdyne Business	—	0.2	(411.2)
Purchases of investments	—	—	(0.5)
Proceeds from sale of technology	1.0	7.5	—
Capital expenditures	(36.8)	(43.4)	(63.2)
Net Cash Used in Investing Activities	(35.8)	(35.7)	(474.9)
Financing Activities
Proceeds from issuance of debt	—	189.0	460.0
Debt issuance costs	—	(4.2)	(14.9)
Debt repayments/repurchases	(81.2)	(166.3)	(12.8)
Proceeds from shares issued under equity plans, net	1.3	0.2	0.7
Repurchase of shares to satisfy tax withholding obligations	(6.7)	(2.1)	(0.2)
Purchase of treasury stock	—	(64.5)	—
Tax benefit on stock-based awards	2.5	1.3	0.2
Net Cash (Used in) Provided by Financing Activities	(84.1)	(46.6)	433.0
Net (Decrease) Increase in Cash and Cash Equivalents	(54.8)	68.3	35.5
Cash and Cash Equivalents at Beginning of Period	265.9	197.6	162.1
Cash and Cash Equivalents at End of Period	$211.1	$265.9	$197.6
Supplemental disclosures of cash flow information
Cash paid for interest	$49.3	$46.9	$33.7
Cash paid for income taxes, net	27.9	4.9	8.4
Conversion of debt to common stock	49.0	—	1.6
See Notes to Consolidated Financial Statements.

Aerojet Rocketdyne Holdings, Inc.
Notes to Consolidated Financial Statements
Note 1. Summary of Significant Accounting Policies, (As Restated for fiscal 2014 and 2013)
a.  Basis of Presentation and Nature of Operations
The consolidated financial statements of Aerojet Rocketdyne Holdings, Inc. (“Aerojet Rocketdyne Holdings” or the “Company”) include the accounts of the parent company and its 100% owned and majority owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain reclassifications have been made to financial information for prior years to conform to the current year’s presentation.
The Company is a manufacturer of aerospace and defense products and systems with a real estate segment. The Company’s continuing operations are organized into two segments:
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
Real Estate — includes the activities of the Company’s wholly-owned subsidiary Easton Development Company, LLC (“Easton”) related to the re-zoning, entitlement, sale, and leasing of the Company’s excess real estate assets. The Company owns approximately 11,500 acres of land adjacent to U.S. Highway 50 between Rancho Cordova and Folsom, California east of Sacramento (“Sacramento Land”). The Company is currently in the process of seeking zoning changes and other governmental approvals on a portion of the Sacramento Land to optimize its value.
In July 2012, the Company signed a stock and asset purchase agreement (the “Original Purchase Agreement”) with United Technologies Corporation (“UTC”) to acquire the Pratt & Whitney Rocketdyne division (the “Rocketdyne Business”) from UTC for $550 million (the “Acquisition”). On June 12, 2013, the Company and UTC entered into an amended and restated stock and asset purchase agreement (the “Amended and Restated Purchase Agreement”), which amended and restated the Original Purchase Agreement, as amended. On June 14, 2013, the Company completed the acquisition of substantially all of the Rocketdyne Business pursuant to the Amended and Restated Purchase Agreement. The aggregate consideration to UTC was $411 million which represents the initial purchase price of $550 million reduced by $55 million relating to the potential future acquisition of UTC’s 50% ownership interest of RD Amross, LLC ("RD Amross" a joint venture with NPO Energomash of Khimki, Russia which sells RD-180 engines to RD Amross) and the portion of the UTC business that markets and supports the sale of RD-180 engines (the “RDA Acquisition”). The acquisition of UTC’s 50% ownership interest of RD Amross and UTC’s related business was contingent upon certain conditions including receipt of certain Russian governmental regulatory approvals, which were not obtained. Pursuant to the terms of the Amended and Restated Purchase Agreement, on June 14, 2015, the Company’s obligations to consummate the RDA Acquisition expired. See Note 5 for additional information.
The Company’s fiscal year ends on November 30 of each year. The fiscal year of the Company’s subsidiary, Aerojet Rocketdyne, ends on the last Saturday of November. As a result of the 2013 calendar, Aerojet Rocketdyne had 53 weeks of operations in fiscal 2013 compared to 52 weeks of operations in fiscal 2015 and 2014. The additional week of operations, which occurred in the first quarter of fiscal 2013, accounted for $27.8 million in additional net sales.
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
Restatement
This Annual Report on Form 10-K for the year ended November 30, 2015 (“Form 10-K”) includes the restatement of certain of the Company's previously issued consolidated financial statements and selected financial data. It also amends previously filed management’s discussion and analysis of financial condition and results of operations and other disclosures for the periods presented in this Form 10-K. See Note 2.

AR1 Research and Development
Company-sponsored research and development ("R&D") expenses (reported as a component of cost of sales) are generally allocated among all contracts and programs in progress under U.S. government contractual arrangements (see Note 1(r)). The Company's newest large liquid booster engine development project, the AR1, recorded $16.1 million of such costs during fiscal 2015. In the third quarter of fiscal 2015, the Company began separately reporting the portion of the engine development expenses associated with the AR1 project which are currently not allocated across all contracts and programs in progress under U.S. governmental contractual arrangements.  The total of these costs not charged to the U.S. governmental contractual arrangements amounted to $32.1 million in fiscal 2015 bringing the aggregate total AR1 R&D costs incurred during fiscal 2015 to $48.2 million.
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

		Fair value measurement at November 30, 2015
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In millions)
Money market funds	$187.2	$187.2	$—	$—
		Fair value measurement at November 30, 2014
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In millions)
Money market funds	$233.4	$233.4	$—	$—
As of November 30, 2015, a summary of cash and cash equivalents and the grantor trust by investment type is as follows:

	Total	Cash and Cash Equivalents	Money Market Funds
	(In millions)
Cash and cash equivalents	$211.1	$33.8	$177.3
Grantor trust (included as a component of other current and noncurrent assets)	9.9	—	9.9
	$221.0	$33.8	$187.2
The carrying amounts of certain of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, accrued compensation, and other accrued liabilities, approximate fair value because of their short maturities.
The estimated fair value and principal amount for the Company’s outstanding debt is presented below:

	Fair Value		Principal Amount
	November 30, 2015	November 30, 2014	November 30, 2015	November 30, 2014
	(In millions)
Term loan	$93.8	$98.8	$93.8	$98.8
7.125% Second-Priority Senior Secured Notes (“7 1/8% Notes”)	480.1	483.6	460.0	460.0
4 1/16% Convertible Subordinated Debentures (“4 1/16% Debentures”)	164.0	248.2	84.6	133.6
Delayed draw term loan	13.0	89.0	13.0	89.0
Other debt	0.6	0.8	0.6	0.8
	$751.5	$920.4	$652.0	$782.2
The fair values of the 7 1/8% Notes and 4 1/16% Debentures were determined using broker quotes that are based on open markets for the Company’s debt securities as of November 30, 2015 and 2014 (both Level 2 securities), respectively. The fair value of the term loans and other debt was determined to approximate carrying value.
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
The acquired Rocketdyne Business inventory was recorded at fair value on the date of Acquisition. The fair value adjustment of $6.3 million was not allocable to the Company’s U.S. government contracts and is being expensed to cost of sales as the inventory is delivered to the customer (see Note 5). The Company expensed $0.3 million, $3.2 million, and $2.2 million to cost of sales in fiscal 2015, 2014, and 2013, respectively, related to the inventory fair value adjustment.
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
The acquired Rocketdyne Business property, plant and equipment were recorded at fair value on the date of Acquisition. The fair value adjustment of $81.9 million is not allocable to the Company’s U.S. government contracts and is being depreciated using a weighted average life of approximately 15 years (see Note 5).
h.  Real Estate Held for Entitlement and Leasing
The Company capitalizes all costs associated with the real estate entitlement and leasing process. The Company classifies activities related to the entitlement, sale, and leasing of its excess real estate assets as operating activities in the consolidated statements of cash flows.
i.  Goodwill
Goodwill represents the excess of the purchase price of an acquired enterprise or assets over the fair values of the identifiable assets acquired and liabilities assumed. Tests for impairment of goodwill are performed on an annual basis, or at any other time if events occur or circumstances indicate that the carrying amount of goodwill may not be recoverable. The Company evaluated goodwill for impairment as of September 1, 2015 and 2014, and determined that goodwill was not impaired.
All of the Company’s recorded goodwill resides in the Aerospace and Defense reporting unit. As of September 1, 2015, the Company evaluated goodwill using a “Step Zero" analysis and determined that it was more likely than not that the fair value of the Aerospace and Defense reporting unit exceeded its carrying amount. As of September 1, 2014, the Company performed a “Step One” analysis to evaluate goodwill impairment and determined that the fair value of the Aerospace and Defense reporting unit exceeded its carrying amount.
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

The Company evaluates qualitative factors (including macroeconomic conditions, industry and market considerations, cost factors, and overall financial performance) to determine whether it is necessary to perform the first step of the two-step goodwill test. This step is referred to as the “Step Zero" analysis. If it is determined that it is more likely than not (a likelihood of more than 50%) that the fair value of a reporting unit is less than its carrying amount, the Company will need to proceed to the first step (“Step One”) of the two-step goodwill impairment test. In evaluating whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, relevant events and circumstances as discussed below shall be assessed. If, after assessing the totality of events or circumstances, the Company determines that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then the first and second steps of the impairment test are unnecessary.
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
k.  Environmental Remediation
The Company expenses, on a current basis, recurring costs associated with managing hazardous substances and contamination in ongoing operations. The Company accrues for costs associated with the remediation of environmental contamination when it becomes probable that a liability has been incurred, and the amount can be reasonably estimated. In most cases only a range of reasonably probable costs can be estimated. In establishing the Company’s reserves, the most probable estimated amount is used when determinable, and the minimum amount is used when no single amount in the range is more probable. The Company’s environmental reserves include the costs of completing remedial investigation and feasibility studies, remedial and corrective actions, regulatory oversight costs, the cost of operation and maintenance of the remedial action plan, and employee compensation costs for employees who are expected to devote a significant amount of time to remediation efforts. Calculation of environmental reserves is based on the evaluation of currently available information with respect to each individual environmental site and considers factors such as existing technology, presently enacted laws and regulations, and prior experience in remediation of contaminated sites. Such estimates are based on the expected costs of investigation and remediation and the likelihood that other potentially responsible parties will be able to fulfill their commitments at sites where the Company may be jointly or severally liable. At the time a liability is recorded for future environmental costs, the Company records an asset for estimated future recoveries that are estimable and probable. Some of the Company’s environmental costs are eligible for future recovery in the pricing of its products and services to the U.S. government and under existing third party agreements. The Company considers the recovery probable based on the Global Settlement Agreement, Northrop Agreement, government contracting regulations, and its long history of receiving reimbursement for such costs (see Notes 9(c) and (d)).
l.  Retirement Benefits
The Company's defined benefit pension plan future benefit accrual was discontinued in fiscal 2009. In addition, the Company provides medical and life insurance benefits (“postretirement benefits”) to certain eligible retired employees, with varied coverage by employee group. Annual charges are made for the cost of the plans, including administrative costs, interest costs on benefit obligations, and net amortization and deferrals, increased or reduced by the return on assets. The Company also sponsors a defined contribution 401(k) plan and participation in the plan is available to substantially all employees (see Note 8).
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

The Company’s estimate of CAROs associated with owned properties relates to estimated costs necessary for the legally required removal or remediation of various regulated materials, primarily asbestos disposal and radiological decontamination of an ordnance manufacturing facility. For CAROs that are not expected to be retired in the next 15 years, the Company estimated the retirement date of such asset retirement obligations to be 30 years from the date of adoption of the applicable accounting standard. For leased properties, such obligations relate to the estimated cost of contractually required property restoration.
The changes in the carrying amount of CAROs since November 30, 2012 were as follows (in millions):

Balance as of November 30, 2012	$20.8
Rocketdyne Business Acquisition	1.2
Additions and other, net	(0.6)
Accretion	1.5
Balance as of November 30, 2013	22.9
Additions and other, net	(0.2)
Accretion	1.7
Balance as of November 30, 2014	24.4
Additions and other, net	3.0
Accretion	1.9
Balance as of November 30, 2015	$29.3
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
q.  Revenue Recognition
In the Company’s Aerospace and Defense segment, recognition of profit on long-term contracts requires the use of assumptions and estimates related to the contract value or total contract revenue, the total cost at completion and the measurement of progress towards completion. Due to the nature of the programs, developing the estimated total cost at completion requires the use of significant judgment. Estimates are continually evaluated as work progresses and are revised as necessary. Factors that must be considered in estimating the work to be completed include labor productivity, the nature and technical complexity of the work to be performed, availability and cost volatility of materials, subcontractor and vendor performance, warranty costs, volume assumptions, anticipated labor agreements and inflationary trends, schedule and performance delays, availability of funding from the customer, and the recoverability of costs incurred outside the original contract included in any estimates to complete. The Company reviews contract performance and cost estimates for some contracts at least monthly and for others at least quarterly and more frequently when circumstances significantly change. When a change in estimate is determined to have an impact on contract profit, the Company will record a positive or negative adjustment to the statement of operations. Changes in estimates and assumptions related to the status of certain long-term contracts may have a material effect on the Company’s operating results. The following table summarizes the impact from changes in estimates and assumptions on the statements of operations on contracts, representing 83% of the Company’s aerospace and defense segment net sales over the last three fiscal years, accounted for under the percentage-of-completion method of accounting:

	Year Ended
	2015	2014	2013
	(In millions, except per share amounts)
Favorable effect of the changes in contract estimates on loss from continuing operations before income taxes	$41.2	$9.2	$23.2
Favorable effect of the changes in contract estimates on net (loss) income	24.7	5.5	13.6
Favorable effect of the changes in contract estimates on basic net (loss) income per share	0.40	0.10	0.22
Favorable effect of the changes in contract estimates on diluted net (loss) income per share	0.40	0.10	0.16
The fiscal 2015 favorable changes in contract estimates were primarily driven by the following (i) better than expected performance on space launch systems and missile defense programs primarily due to affordability initiatives and lower overhead costs and (ii) unexpected favorable contract performance on close-out activities on the J-2X program. The fiscal 2014 favorable changes in contract estimates were primarily driven by better than expected performance on a space launch system program due to favorable contract negotiations and affordability initiatives partially offset by unanticipated inefficiencies and cost growth on the Antares AJ-26 program. The fiscal 2013 favorable changes in contract estimates were primarily driven by better than expected performance on tactical systems programs due to manufacturing efficiencies and lower overhead costs. The improvements in fiscal 2013 were offset by unexpected cost growth on the Antares AJ-26 program.
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
Certain government contracts contain cost or performance incentive provisions that provide for increased or decreased fees or profits based upon actual performance against established targets or other criteria. Incentive and award fees, which are generally awarded at the discretion of the customer, are included in estimated contract revenue at the time the amounts can be reasonably determined and are reasonably assured based on historical experience and anticipated performance. The Company continually evaluates its performance and incorporates any anticipated changes in penalties and incentives into its revenue and earnings calculations.
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
r.  Research and Development
Company-sponsored R&D expenses were $74.4 million in fiscal 2015, $51.9 million in fiscal 2014, and $42.9 million in fiscal 2013. Company-sponsored R&D expenses include the costs of technical activities that are useful in developing new products, services, processes, or techniques, as well as expenses for technical activities that may significantly improve existing products or processes. These expenses are generally allocated among all contracts and programs in progress under U.S. government contractual arrangements. From time to time, the Company believes it is in its best interests to self-fund and not allocate costs for certain R&D activities to the U.S. government contracts.  In fiscal 2015, Company-sponsored R&D expenses included $48.2 million of AR-1 R&D expenses of which $32.1 million was not allocated to U.S. government contracts.
Customer-sponsored R&D expenditures, which are funded under U.S. government contracts, totaled $485.8 million in fiscal 2015, $481.2 million in fiscal 2014, and $335.9 million in fiscal 2013. Expenditures under customer-sponsored R&D funded government contracts are accounted for as sales and cost of products sold.
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
u.  Foreign Currency Transactions
Foreign currency transaction gains and (losses) were $0.1 million in fiscal 2015, $0.3 million in fiscal 2014, and ($0.2) million in fiscal 2013, and are reported as a component of discontinued operations. The Company’s foreign currency transactions were associated with the Company’s former GDX business which is classified as discontinued operations in these consolidated financial statements and notes to consolidated financial statements.
v.   Concentrations
Dependence upon government programs and contracts
Sales to the U.S. government and its agencies, including sales to the Company’s significant customers discussed below, were as follows (dollars in millions):

	U.S. Government Sales	Percentage of Net Sales
Fiscal 2015	$1,529.2	90%
Fiscal 2014	1,478.6	92%
Fiscal 2013	1,305.9	95%
The Standard Missile program, which is included in the U.S. government sales, represented 14%, 12%, and 22% of net sales for fiscal 2015, 2014, and 2013, respectively. The Terminal High Altitude Area Defense (“THAAD”) program, which is included in the U.S. government sales, represented 13%, 12%, and 3% of net sales for fiscal 2015, 2014, and 2013, respectively. The demand for certain of the Company’s services and products is directly related to the level of funding of government programs.

Major customers
Customers that represented more than 10% of net sales for the fiscal years presented are as follows:

	Year Ended
	2015	2014	2013
Lockheed Martin Corporation ("Lockheed Martin")	29%	28%	23%
Raytheon Company ("Raytheon")	20	17	33
United Launch Alliance ("ULA")	19	25	18
NASA	11	11	*
__________

*	Less than 10%.
The Company's sales to each of the major customers listed above involve several product lines and programs.
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
Customers that represented more than 10% of accounts receivable for the periods presented are as follows:

	As of November 30,
	2015	2014

Lockheed Martin	31%	21%
ULA	23	31
Raytheon	18	22
NASA	11	*
Boeing	*	12
_____
* Less than 10%
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
Workforce
As of November 30, 2015, 15% of the Company’s 4,823 employees were covered by collective bargaining agreements.

w.  Related Parties
The chairman of the Company’s board of directors is executive chairman of Steel Partners Holdings L.P. (“Steel Holdings”). Steel Holdings owns 100% of SP Corporate Services LLC ("SP Corporate"). The Company received services of $1.1 million in fiscal 2015 from SP Corporate primarily for the use of an aircraft for business travel. As of November 30, 2015, the Company had a payable due to SP Corporate of $0.5 million.

x.  Accounting Pronouncements
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
In May 2015, the FASB issued amended guidance on disclosures for investments in certain entities that calculate net asset value per share (“NAV”) or its equivalent. The new guidance requires the investments for which fair value is measured at NAV (or its equivalent) to be removed from fair value hierarchy.  The Company adopted this guidance as of November 30, 2015.  The new guidance was applied retrospectively to all periods presented.  As the accounting standard only impacted presentation, the new standard did not have an impact on the Company’s financial position, results of operations, or cash flows.
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
In August 2014, the FASB issued an amendment to the accounting guidance related to the evaluation of an entity to continue as a going concern. The amendment establishes management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern in connection with preparing financial statements for each annual and interim reporting period. The update also gives guidance to determine whether to disclose information about relevant conditions and events when there is substantial doubt about an entity’s ability to continue as a going concern. The guidance is effective for annual periods ending after December 15, 2016, and for annual periods and interim periods thereafter. The new guidance is not expected to have an impact on the Company’s financial position, results of operations, or cash flows.
In April 2015, the FASB issued an amendment to the accounting guidance related to the presentation of debt issuance costs. The amendment requires that debt issuance costs related to a debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts or premiums. The guidance is effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact of this amendment on its consolidated financial statements.
In July 2015, the FASB issued guidance to change the subsequent measurement of inventory from lower of cost or market to lower of cost and net realizable value. The guidance is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Earlier application is permitted as of the beginning of an interim or annual reporting period. The Company is evaluating the impact of adopting this new accounting guidance on its consolidated financial statements.
In November 2015, FASB issued guidance that requires deferred tax liabilities and assets to be classified as noncurrent in the consolidated balance sheet. The standard will be effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted for financial statements that have not been previously issued. The standard may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. The Company is evaluating the impact of adopting this new accounting guidance on its consolidated financial statements.

Note 2. Restatement
The Company corrected errors in prior periods primarily related to the following matters: (i) purchase accounting associated with contracts acquired as part of the acquisition of the Rocketdyne Business; (ii) contract accounting related to subsequent modifications to one significant acquired contract; (iii) contract accounting related to the improper recognition of sales associated with incentives; and (iv) other individually immaterial items. A summary of the impact to pretax income (loss) from continuing operations by reporting period is presented below (in millions):

	Income (loss) before income taxes
Reporting Period	First nine months of fiscal 2015	Fiscal 2014	Fiscal 2013
Purchase accounting for contracts acquired as part of the acquisition of the Rocketdyne Business (1)	$(0.5)	$3.1	$(7.8)
Contract accounting related to subsequent modifications to one significant acquired Rocketdyne Business contract (2)	1.3	2.9	—
Contract accounting related to improper recognition of sales incentives (3)	—	1.9	(2.0)
Other individually immaterial items	(1.2)	(1.5)	0.3
___________
(1) The Company's errors associated with purchase accounting primarily related to the following: (i) fair value assessment of Rocketdyne Business acquired customer contracts at the acquisition date following the close of the transaction. The Company failed to fair value three acquired contracts in purchase accounting; and (ii) the estimates of the Rocketdyne Business contracts' percentage of completion used to recognize net sales should have been based on its estimate of remaining effort on such contracts at the acquisition date instead of the inception date of the contract.
(2) The Company did not appropriately account for one significant acquired Rocketdyne Business contract amendment. Instead of being accounted for as a modification, the amendment was accounted for as a new contract.
(3) The Company immediately recognized incentives as sales based on the full amount received rather than on the percentage of completion of the related contract.
The Company also corrected previously disclosed immaterial out of period adjustments as part of this restatement and other balance sheet misclassifications.
The correction of the matters described above resulted in the following adjustments to the previously issued consolidated financial statements: (i) an increase of $0.3 million, or $0.00 loss per share, to net loss for the first nine months of fiscal 2015; (ii) a decrease of $3.0 million, or $0.06 loss per share, to net loss for fiscal 2014; and (iii) a decrease of $5.0 million, or $0.06 diluted income per share, to net income for fiscal 2013. A summary of the impact to the consolidated statements of operations by reporting period is presented below (in millions):

Reporting Period	Net (Loss) Income
First nine months of fiscal 2015	$(0.3)
Fiscal 2014	3.0
Fiscal 2013	(5.0)
The Company concluded these errors were material in the aggregate to the prior reporting periods, and therefore, restatement of previously filed financial statements was necessary to the Company's previously issued fiscal 2014 and 2013 consolidated financial statements and each of the quarterly 2015 and 2014 unaudited condensed consolidated financial statements.
The account balances labeled “As Reported” in the following tables for the years ended November 30, 2014 and 2013 represent the previously reported financial statements as presented in the Company's Annual Report on Form 10-K for the year ended November 30, 2014. The effects of these prior period errors on the consolidated financial statements are as follows:

Consolidated Balance Sheet

	November 30, 2014
	As Reported	Adjustments	As Restated
	(In millions)
ASSETS
Current Assets
Cash and cash equivalents	$265.9	$—	$265.9
Accounts receivable	172.9	(2.4)	170.5
Inventories	139.0	(1.0)	138.0
Recoverable from the U.S. government and other third parties for environmental remediation costs	19.4	—	19.4
Receivable from Northrop	6.0	—	6.0
Other current assets, net	35.9	2.7	38.6
Income taxes	2.1	—	2.1
Deferred income taxes	25.3	(5.4)	19.9
Total Current Assets	666.5	(6.1)	660.4
Noncurrent Assets
Property, plant and equipment, net	367.5	(1.0)	366.5
Real estate held for entitlement and leasing	94.4	—	94.4
Recoverable from the U.S. government and other third parties for environmental remediation costs	81.2	6.0	87.2
Receivable from Northrop	74.8	(6.0)	68.8
Deferred income taxes	259.0	2.4	261.4
Goodwill	164.4	(6.3)	158.1
Intangible assets	122.2	—	122.2
Income taxes	—	6.6	6.6
Other noncurrent assets, net	91.6	1.4	93.0
Total Noncurrent Assets	1,255.1	3.1	1,258.2
Total Assets	$1,921.6	$(3.0)	$1,918.6
LIABILITIES, REDEEMABLE COMMON STOCK, AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Short-term borrowings and current portion of long-term debt	$5.3	$—	$5.3
Accounts payable	103.5	0.5	104.0
Reserves for environmental remediation costs	31.9	—	31.9
Postretirement medical and life insurance benefits	6.4	—	6.4
Advance payments on contracts	198.5	(1.1)	197.4
Other current liabilities	221.7	(0.3)	221.4
Total Current Liabilities	567.3	(0.9)	566.4
Noncurrent Liabilities
Senior debt	93.8	—	93.8
Second-priority senior notes	460.0	—	460.0
Convertible subordinated notes	133.8	—	133.8
Other debt	89.3	—	89.3
Reserves for environmental remediation costs	134.1	—	134.1
Pension benefits	482.8	—	482.8
Postretirement medical and life insurance benefits	51.7	—	51.7
Other noncurrent liabilities	79.7	0.9	80.6
Total Noncurrent Liabilities	1,525.2	0.9	1,526.1
Total Liabilities	2,092.5	—	2,092.5
Commitments and contingencies (Note 9)
Redeemable common stock	1.6	—	1.6
Stockholders’ Deficit
Preference stock	—	—	—
Common stock	5.9	—	5.9
Other capital	287.3	0.1	287.4
Treasury stock	(64.5)	—	(64.5)
Accumulated deficit	(67.0)	(3.6)	(70.6)
Accumulated other comprehensive loss, net of income taxes	(334.2)	0.5	(333.7)
Total Stockholders’ Deficit	(172.5)	(3.0)	(175.5)
Total Liabilities, Redeemable Common Stock and Stockholders’ Deficit	$1,921.6	$(3.0)	$1,918.6

Consolidated Statements of Operations and Comprehensive (Loss) Income

	Year Ended 2014
	As Reported	Adjustments	As Restated
	(In millions, except per share amounts)
Net sales	$1,597.4	$4.8	$1,602.2
Operating costs and expenses:
Cost of sales (exclusive of items shown separately below)	1,408.1	(1.9)	1,406.2
Selling, general and administrative	37.9	0.3	38.2
Depreciation and amortization	63.7	—	63.7
Other expense, net:
Loss on debt repurchased	60.6	—	60.6
Other	13.9	—	13.9
Total operating costs and expenses	1,584.2	(1.6)	1,582.6
Operating income	13.2	6.4	19.6
Non-operating (income) expense:
Interest income	(0.1)	—	(0.1)
Interest expense	52.7	—	52.7
Total non-operating expense, net	52.6	—	52.6
Loss from continuing operations before income taxes	(39.4)	6.4	(33.0)
Income tax provision	12.9	3.4	16.3
Loss from continuing operations	(52.3)	3.0	(49.3)
Loss from discontinued operations, net of income taxes	(0.7)	—	(0.7)
Net loss	$(53.0)	$3.0	$(50.0)
Loss per share of common stock
Basic and Diluted:
Loss per share from continuing operations	$(0.91)	$0.06	$(0.85)
Loss per share from discontinued operations, net of income taxes	(0.01)	—	(0.01)
Net loss per share	$(0.92)	$0.06	$(0.86)
Weighted average shares of common stock outstanding, basic and diluted	57.9	—	57.9

	Year Ended 2014
	As Reported	Adjustments	As Restated
	(In millions)
Net loss	$(53.0)	$3.0	$(50.0)
Other comprehensive loss:
Amortization of net actuarial losses, net of income taxes	30.7	0.4	31.1
Actuarial losses, net of income taxes	(142.0)	6.0	(136.0)
Amortization of prior service credits, net of income taxes	(0.5)	—	(0.5)
Comprehensive loss	$(164.8)	$9.4	$(155.4)

	Year Ended 2013
	As Reported	Adjustments	As Restated
	(In millions, except per share amounts)
Net sales	$1,383.1	$(5.0)	$1,378.1
Operating costs and expenses:
Cost of sales (exclusive of items shown separately below)	1,229.6	4.7	1,234.3
Selling, general and administrative	53.6	—	53.6
Depreciation and amortization	43.8	(0.3)	43.5
Other expense, net:
Loss on debt repurchased	5.0	—	5.0
Other	28.8	0.1	28.9
Total operating costs and expenses	1,360.8	4.5	1,365.3
Operating income	22.3	(9.5)	12.8
Non-operating (income) expense:
Interest income	(0.2)	—	(0.2)
Interest expense	48.7	—	48.7
Total non-operating expense, net	48.5	—	48.5
Loss from continuing operations before income taxes	(26.2)	(9.5)	(35.7)
Income tax benefit	(193.9)	(4.5)	(198.4)
Income from continuing operations	167.7	(5.0)	162.7
Income from discontinued operations, net of income taxes	0.2	—	0.2
Net income	$167.9	$(5.0)	$162.9
Income per share of common stock
Basic:
Income per share from continuing operations	$2.76	$(0.08)	$2.68
Income per share from discontinued operations, net of income taxes	—	—	—
Net income per share	$2.76	$(0.08)	$2.68
Diluted:
Income per share from continuing operations	$2.11	$(0.06)	$2.05
Income per share from discontinued operations, net of income taxes	—	—	—
Net income per share	$2.11	$(0.06)	$2.05
Weighted average shares of common stock outstanding, basic	59.6	—	59.6
Weighted average shares of common stock outstanding, diluted	81.9	—	81.9

	Year Ended 2013
	As Reported	Adjustments	As Restated
	(In millions)
Net income	$167.9	$(5.0)	$162.9
Other comprehensive income:
Amortization of actuarial losses, net of income taxes	91.3	—	91.3
Actuarial gains, net of income taxes	173.5	(5.9)	167.6
Amortization of prior service credits, net of income taxes	(0.9)	—	(0.9)
Comprehensive income	$431.8	$(10.9)	$420.9

Consolidated Statements of Cash Flows

	Year Ended 2014
	As Reported	Adjustments	As Restated
	(In millions)
Operating Activities
Net loss	$(53.0)	$3.0	$(50.0)
Adjustments to reconcile net loss to net cash provided by operating activities:
Loss from discontinued operations, net of income taxes	0.7	—	0.7
Depreciation and amortization	63.7	—	63.7
Amortization of financing costs	3.6	—	3.6
Stock-based compensation	5.7	—	5.7
Retirement benefit expense	35.6	0.9	36.5
Loss on debt repurchased	60.6	—	60.6
Loss on bank amendment	0.2	—	0.2
Loss on disposal of long-lived assets	2.8	—	2.8
Gain on sale of technology	(6.8)	—	(6.8)
Tax benefit on stock-based awards	(1.5)	0.2	(1.3)
Changes in assets and liabilities, net of effects from acquisition:
Accounts receivable	41.0	(12.1)	28.9
Inventories	(33.9)	1.9	(32.0)
Other current assets, net	(12.8)	2.0	(10.8)
Income tax receivable	11.1	(7.4)	3.7
Real estate held for entitlement and leasing	(15.0)	—	(15.0)
Receivable from Northrop	(2.8)	—	(2.8)
Recoverable from the U.S. government and other third parties for environmental remediation costs	8.5	—	8.5
Other noncurrent assets	(24.3)	0.2	(24.1)
Accounts payable	(19.0)	0.8	(18.2)
Retirement benefits	(5.3)	—	(5.3)
Advance payments on contracts	94.1	2.8	96.9
Other current liabilities	22.0	(2.2)	19.8
Deferred income taxes	(18.1)	11.0	(7.1)
Reserves for environmental remediation costs	(5.3)	—	(5.3)
Other noncurrent liabilities and other	0.7	(0.9)	(0.2)
Net cash provided by continuing operations	152.5	0.2	152.7
Net cash used in discontinued operations	(2.1)	—	(2.1)
Net Cash Provided by Operating Activities	150.4	0.2	150.6
Investing Activities
Purchase of Rocketdyne Business	0.2	—	0.2
Proceeds from sale of technology	7.5	—	7.5
Capital expenditures	(43.4)	—	(43.4)
Net Cash Used in Investing Activities	(35.7)	—	(35.7)
Financing Activities
Proceeds from issuance of debt	189.0	—	189.0
Debt issuance costs	(4.2)	—	(4.2)
Debt repayments/repurchases	(166.3)	—	(166.3)
Proceeds from shares issued under equity plans, net	0.2	—	0.2
Repurchase of shares to satisfy tax withholding obligations	(2.1)	—	(2.1)
Purchase of treasury stock	(64.5)	—	(64.5)
Tax benefit on stock-based awards	1.5	(0.2)	1.3
Net Cash Used in Financing Activities	(46.4)	(0.2)	(46.6)
Net Increase in Cash and Cash Equivalents	68.3	—	68.3
Cash and Cash Equivalents at Beginning of Period	197.6	—	197.6
Cash and Cash Equivalents at End of Period	$265.9	$—	$265.9

	Year Ended 2013
	As Reported	Adjustments	As Restated
	(In millions)
Operating Activities
Net income	$167.9	$(5.0)	$162.9
Adjustments to reconcile net income to net cash provided by operating activities:
Income from discontinued operations, net of income taxes	(0.2)	—	(0.2)
Depreciation and amortization	43.8	(0.3)	43.5
Amortization of financing costs	4.5	—	4.5
Stock-based compensation	14.1	—	14.1
Retirement benefit expense	65.0	—	65.0
Loss on debt repurchased	5.0	—	5.0
Tax benefit on stock-based awards	—	(0.2)	(0.2)
Changes in assets and liabilities, net of effects from acquisition:
Accounts receivable	(37.6)	13.6	(24.0)
Inventories	(25.5)	(0.9)	(26.4)
Other current assets, net	0.1	(4.5)	(4.4)
Income tax receivable	(12.6)	0.8	(11.8)
Real estate held for entitlement and leasing	(4.4)	—	(4.4)
Receivable from Northrop	(2.7)	6.0	3.3
Recoverable from the U.S. government and other third parties for environmental remediation costs	21.1	(6.0)	15.1
Other noncurrent assets	(7.8)	5.8	(2.0)
Accounts payable	50.1	(0.4)	49.7
Retirement benefits	(5.4)	—	(5.4)
Advance payments on contracts	(43.9)	(3.9)	(47.8)
Other current liabilities	56.8	1.0	57.8
Deferred income taxes	(191.3)	(8.2)	(199.5)
Reserves for environmental remediation costs	(18.2)	—	(18.2)
Other noncurrent liabilities and other	(1.1)	2.0	0.9
Net cash provided by continuing operations	77.7	(0.2)	77.5
Net cash used in discontinued operations	(0.1)	—	(0.1)
Net Cash Provided by Operating Activities	77.6	(0.2)	77.4
Investing Activities
Purchases of restricted cash investments	(470.0)	—	(470.0)
Sale of restricted cash investments	470.0	—	470.0
Purchase of Rocketdyne Business	(411.2)	—	(411.2)
Purchases of investments	(0.5)	—	(0.5)
Capital expenditures	(63.2)	—	(63.2)
Net Cash Used in Investing Activities	(474.9)	—	(474.9)
Financing Activities
Proceeds from issuance of debt	460.0	—	460.0
Debt issuance costs	(14.9)	—	(14.9)
Debt repayments/repurchases	(12.8)	—	(12.8)
Proceeds from shares issued under equity plans, net	0.7	—	0.7
Repurchase of shares to satisfy tax withholding obligations	(0.2)	—	(0.2)
Tax benefit on stock-based awards	—	0.2	0.2
Net Cash Provided by Financing Activities	432.8	0.2	433.0
Net Increase in Cash and Cash Equivalents	35.5	—	35.5
Cash and Cash Equivalents at Beginning of Period	162.1	—	162.1
Cash and Cash Equivalents at End of Period	$197.6	$—	$197.6

The following tables present the unaudited condensed consolidated quarterly financial data for the first three quarters in the years ended November 30, 2015 and 2014:

Unaudited Condensed Consolidated Balance Sheets

	August 31, 2015			May 31, 2015
	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated
	(In millions)			(In millions)
ASSETS
Current Assets
Cash and cash equivalents	$243.3	$—	$243.3	$253.5	$—	$253.5
Accounts receivable	186.7	2.6	189.3	173.7	1.9	175.6
Inventories	148.7	(0.8)	147.9	150.3	(0.2)	150.1
Recoverable from the U.S. government and other third parties for environmental remediation costs	23.2	—	23.2	23.7	—	23.7
Receivable from Northrop	6.0	—	6.0	6.0	—	6.0
Other current assets, net	60.0	3.3	63.3	45.4	3.6	49.0
Deferred income taxes	19.4	(5.4)	14.0	24.8	(5.5)	19.3
Total Current Assets	687.3	(0.3)	687.0	677.4	(0.2)	677.2
Noncurrent Assets
Property, plant and equipment, net	351.8	—	351.8	356.3	—	356.3
Real estate held for entitlement and leasing	84.2	—	84.2	82.9	—	82.9
Recoverable from the U.S. government and other third parties for environmental remediation costs	123.2	—	123.2	76.8	—	76.8
Receivable from Northrop	70.0	—	70.0	69.7	—	69.7
Deferred income taxes	253.6	1.0	254.6	245.3	2.0	247.3
Goodwill	164.4	(6.3)	158.1	164.4	(6.3)	158.1
Intangible assets	112.1	—	112.1	115.5	—	115.5
Other noncurrent assets, net	110.8	5.8	116.6	109.8	5.7	115.5
Total Noncurrent Assets	1,270.1	0.5	1,270.6	1,220.7	1.4	1,222.1
Total Assets	$1,957.4	$0.2	$1,957.6	$1,898.1	$1.2	$1,899.3
LIABILITIES, REDEEMABLE COMMON STOCK, AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Short-term borrowings and current portion of long-term debt	$5.3	$—	$5.3	$5.3	$—	$5.3
Accounts payable	88.7	—	88.7	87.6	0.5	88.1
Reserves for environmental remediation costs	37.6	—	37.6	38.7	—	38.7
Postretirement medical and life insurance benefits	6.4	—	6.4	6.4	—	6.4
Advance payments on contracts	211.7	—	211.7	197.3	—	197.3
Other current liabilities	241.3	2.4	243.7	198.5	2.4	200.9
Total Current Liabilities	591.0	2.4	593.4	533.8	2.9	536.7
Noncurrent Liabilities
Senior debt	90.0	—	90.0	91.3	—	91.3
Second-priority senior notes	460.0	—	460.0	460.0	—	460.0
Convertible subordinated notes	84.8	—	84.8	98.0	—	98.0
Other debt	21.1	—	21.1	63.3	—	63.3
Reserves for environmental remediation costs	198.5	—	198.5	122.8	—	122.8
Pension benefits	471.7	0.2	471.9	475.4	0.1	475.5
Postretirement medical and life insurance benefits	49.4	—	49.4	50.1	—	50.1
Other noncurrent liabilities	98.1	(0.3)	97.8	99.0	0.7	99.7
Total Noncurrent Liabilities	1,473.6	(0.1)	1,473.5	1,459.9	0.8	1,460.7
Total Liabilities	2,064.6	2.3	2,066.9	1,993.7	3.7	1,997.4
Redeemable common stock	0.1	—	0.1	0.1	—	0.1
Stockholders’ Deficit
Common stock	6.4	—	6.4	6.3	—	6.3
Other capital	339.6	0.9	340.5	324.8	1.0	325.8
Treasury stock	(64.5)	—	(64.5)	(64.5)	—	(64.5)
Accumulated deficit	(90.6)	(3.9)	(94.5)	(52.5)	(4.1)	(56.6)
Accumulated other comprehensive loss, net of income taxes	(298.2)	0.9	(297.3)	(309.8)	0.6	(309.2)
Total Stockholders’ Deficit	(107.3)	(2.1)	(109.4)	(95.7)	(2.5)	(98.2)
Total Liabilities, Redeemable Common Stock and Stockholders’ Deficit	$1,957.4	$0.2	$1,957.6	$1,898.1	$1.2	$1,899.3

	February 28, 2015			August 31, 2014
Unaudited	As Reported	Adjustments	As Restated	As Reported	Adjustments (1)	As Restated
	(In millions)			(In millions)
ASSETS
Current Assets
Cash and cash equivalents	$215.7	$—	$215.7	$154.9	$—	$154.9
Accounts receivable	206.1	(16.1)	190.0	214.7	(14.2)	200.5
Inventories	161.4	0.1	161.5	132.3	(0.5)	131.8
Recoverable from the U.S. government and other third parties for environmental remediation costs	23.5	—	23.5	20.1	—	20.1
Receivable from Northrop	6.0	—	6.0	6.0	—	6.0
Other current assets, net	42.5	1.2	43.7	26.7	3.4	30.1
Income taxes	1.9	0.4	2.3	13.4	0.3	13.7
Deferred income taxes	22.5	(3.8)	18.7	4.0	6.7	10.7
Total Current Assets	679.6	(18.2)	661.4	572.1	(4.3)	567.8
Noncurrent Assets
Property, plant and equipment, net	358.8	(1.6)	357.2	370.6	(1.3)	369.3
Real estate held for entitlement and leasing	81.5	—	81.5	87.3	—	87.3
Recoverable from the U.S. government and other third parties for environmental remediation costs	79.3	—	79.3	83.6	6.0	89.6
Receivable from Northrop	69.4	—	69.4	74.0	(6.0)	68.0
Deferred income taxes	254.5	1.5	256.0	180.0	2.5	182.5
Goodwill	164.4	(6.3)	158.1	164.4	(6.3)	158.1
Intangible assets	118.8	—	118.8	125.6	—	125.6
Assets held for sale	14.2	—	14.2	—	—	—
Other noncurrent assets, net	91.2	8.6	99.8	92.1	2.0	94.1
Total Noncurrent Assets	1,232.1	2.2	1,234.3	1,177.6	(3.1)	1,174.5
Total Assets	$1,911.7	$(16.0)	$1,895.7	$1,749.7	$(7.4)	$1,742.3
LIABILITIES, REDEEMABLE COMMON STOCK, AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Short-term borrowings and current portion of long-term debt	$5.3	$—	$5.3	$5.5	$—	$5.5
Accounts payable	84.5	0.5	85.0	115.4	—	115.4
Reserves for environmental remediation costs	38.3	—	38.3	35.0	—	35.0
Postretirement medical and life insurance benefits	6.4	—	6.4	7.2	—	7.2
Advance payments on contracts	224.0	(17.0)	207.0	122.4	(6.4)	116.0
Other current liabilities	211.3	2.2	213.5	216.4	1.7	218.1
Total Current Liabilities	569.8	(14.3)	555.5	501.9	(4.7)	497.2
Noncurrent Liabilities
Senior debt	92.5	—	92.5	95.0	—	95.0
Second-priority senior notes	460.0	—	460.0	460.0	—	460.0
Convertible subordinated notes	99.4	—	99.4	133.6	—	133.6
Other debt	81.3	—	81.3	89.4	—	89.4
Reserves for environmental remediation costs	124.3	—	124.3	133.6	—	133.6
Pension benefits	479.1	—	479.1	248.3	9.4	257.7
Postretirement medical and life insurance benefits	50.6	—	50.6	57.1	—	57.1
Other noncurrent liabilities	81.1	0.7	81.8	79.3	—	79.3
Total Noncurrent Liabilities	1,468.3	0.7	1,469.0	1,296.3	9.4	1,305.7
Total Liabilities	2,038.1	(13.6)	2,024.5	1,798.2	4.7	1,802.9
Redeemable common stock	0.1	—	0.1	0.2	—	0.2
Stockholders’ Deficit
Common stock	6.3	—	6.3	5.9	—	5.9
Other capital	324.6	—	324.6	285.4	—	285.4
Treasury stock	(64.5)	—	(64.5)	(64.5)	—	(64.5)
Accumulated deficit	(70.9)	(3.0)	(73.9)	(75.8)	(6.7)	(82.5)
Accumulated other comprehensive loss, net of income taxes	(322.0)	0.6	(321.4)	(199.7)	(5.4)	(205.1)
Total Stockholders’ Deficit	(126.5)	(2.4)	(128.9)	(48.7)	(12.1)	(60.8)
Total Liabilities, Redeemable Common Stock and Stockholders’ Deficit	$1,911.7	$(16.0)	$1,895.7	$1,749.7	$(7.4)	$1,742.3
_______
(1) Includes adjustments related to the previously reported errors that were revised in the Company's fiscal 2014 Form 10-K and the additional adjustments related to the restatement.

	May 31, 2014			February 28, 2014
Unaudited	As Reported	Adjustments (1)	As Restated	As Reported	Adjustments (1)	As Restated
	(In millions)			(In millions)
ASSETS
Current Assets
Cash and cash equivalents	$120.7	$—	$120.7	$144.1	$—	$144.1
Accounts receivable	191.7	(14.4)	177.3	199.2	(13.1)	186.1
Inventories	131.9	(0.2)	131.7	139.2	(3.0)	136.2
Recoverable from the U.S. government and other third parties for environmental remediation costs	21.0	—	21.0	22.4	—	22.4
Receivable from Northrop	6.0	—	6.0	6.0	—	6.0
Other current assets, net	19.6	4.9	24.5	22.5	6.1	28.6
Income taxes	10.7	1.1	11.8	5.8	6.0	11.8
Deferred income taxes	16.2	2.4	18.6	18.6	0.6	19.2
Total Current Assets	517.8	(6.2)	511.6	557.8	(3.4)	554.4
Noncurrent Assets
Property, plant and equipment, net	370.6	(1.0)	369.6	372.7	(0.3)	372.4
Real estate held for entitlement and leasing	83.2	—	83.2	81.2	—	81.2
Recoverable from the U.S. government and other third parties for environmental remediation costs	81.5	6.0	87.5	86.5	6.0	92.5
Receivable from Northrop	73.2	(6.0)	67.2	72.3	(6.0)	66.3
Deferred income taxes	170.2	10.0	180.2	175.9	9.7	185.6
Goodwill	164.4	(6.3)	158.1	159.4	(6.3)	153.1
Intangible assets	128.9	—	128.9	132.3	—	132.3
Other noncurrent assets, net	85.8	1.1	86.9	76.5	3.5	80.0
Total Noncurrent Assets	1,157.8	3.8	1,161.6	1,156.8	6.6	1,163.4
Total Assets	$1,675.6	$(2.4)	$1,673.2	$1,714.6	$3.2	$1,717.8
LIABILITIES, REDEEMABLE COMMON STOCK, AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current Liabilities
Short-term borrowings and current portion of long-term debt	$4.2	$—	$4.2	$3.0	$—	$3.0
Accounts payable	94.5	(0.1)	94.4	98.0	(0.9)	97.1
Reserves for environmental remediation costs	36.0	—	36.0	38.0	—	38.0
Postretirement medical and life insurance benefits	7.2	—	7.2	7.2	—	7.2
Advance payments on contracts	110.5	(7.1)	103.4	95.2	(1.0)	94.2
Other current liabilities	178.7	5.0	183.7	212.1	5.6	217.7
Total Current Liabilities	431.1	(2.2)	428.9	453.5	3.7	457.2
Noncurrent Liabilities
Senior debt	96.3	—	96.3	41.9	—	41.9
Second-priority senior notes	460.0	—	460.0	460.0	—	460.0
Convertible subordinated notes	143.0	—	143.0	188.7	—	188.7
Other debt	79.5	—	79.5	0.5	—	0.5
Reserves for environmental remediation costs	127.7	—	127.7	132.4	—	132.4
Pension benefits	252.7	9.4	262.1	257.2	9.3	266.5
Postretirement medical and life insurance benefits	57.5	—	57.5	58.5	—	58.5
Other noncurrent liabilities	76.8	1.5	78.3	74.1	2.4	76.5
Total Noncurrent Liabilities	1,293.5	10.9	1,304.4	1,213.3	11.7	1,225.0
Total Liabilities	1,724.6	8.7	1,733.3	1,666.8	15.4	1,682.2
Redeemable common stock	0.1	—	0.1	0.1	—	0.1
Stockholders’ (Deficit) Equity
Common stock	5.9	—	5.9	5.9	—	5.9
Other capital	283.0	0.2	283.2	281.4	0.2	281.6
Treasury stock	(64.5)	—	(64.5)	(8.6)	—	(8.6)
Accumulated deficit	(66.3)	(5.7)	(72.0)	(16.1)	(6.7)	(22.8)
Accumulated other comprehensive loss	(207.2)	(5.6)	(212.8)	(214.9)	(5.7)	(220.6)
Total Stockholders’ (Deficit) Equity	(49.1)	(11.1)	(60.2)	47.7	(12.2)	35.5
Total Liabilities, Redeemable Common Stock and Stockholders’ (Deficit) Equity	$1,675.6	$(2.4)	$1,673.2	$1,714.6	$3.2	$1,717.8
_______
(1) Includes adjustments related to the previously reported errors that were revised in the Company's fiscal 2014 Form 10-K and the additional adjustments related to the restatement.

Unaudited Condensed Consolidated Statements of Operations
and Comprehensive (Loss) Income

	Three Months Ended August 31, 2015			Nine Months Ended August 31, 2015
	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated
	(In millions, except per share amounts)			(In millions, except per share amounts)
Net sales	$440.5	$0.5	$441.0	$1,216.0	$5.8	$1,221.8
Operating costs and expenses:
Cost of sales (exclusive of items shown separately below)	373.3	(0.2)	373.1	1,026.4	4.8	1,031.2
AR1 research and development (see Note 1)	8.3	—	8.3	10.5	—	10.5
Selling, general and administrative	11.5	—	11.5	39.6	1.1	40.7
Depreciation and amortization	16.1	—	16.1	48.2	0.3	48.5
Other expense, net:
Loss on debt repurchased	1.1	—	1.1	1.8	—	1.8
Legal settlement	50.0	—	50.0	50.0	—	50.0
Other	29.3	—	29.3	33.1	—	33.1
Total operating costs and expenses	489.6	(0.2)	489.4	1,209.6	6.2	1,215.8
Operating (loss) income	(49.1)	0.7	(48.4)	6.4	(0.4)	6.0
Non-operating (income) expense:
Interest income	(0.1)	—	(0.1)	(0.2)	—	(0.2)
Interest expense	11.9	—	11.9	38.5	—	38.5
Total non-operating expense, net	11.8	—	11.8	38.3	—	38.3
Loss from continuing operations before income taxes	(60.9)	0.7	(60.2)	(31.9)	(0.4)	(32.3)
Income tax benefit	(22.2)	0.5	(21.7)	(7.5)	(0.1)	(7.6)
Loss from continuing operations	(38.7)	0.2	(38.5)	(24.4)	(0.3)	(24.7)
Income from discontinued operations, net of income taxes	0.6	—	0.6	0.8	—	0.8
Net loss	$(38.1)	$0.2	$(37.9)	$(23.6)	$(0.3)	$(23.9)
Loss per share of common stock
Basic and diluted:
Loss per share from continuing operations	$(0.63)	$0.01	$(0.62)	$(0.40)	$—	$(0.40)
Income per share from discontinued operations, net of income taxes	0.01	—	0.01	0.01	—	0.01
Net loss per share	$(0.62)	$0.01	$(0.61)	$(0.39)	$—	$(0.39)
Weighted average shares of common stock outstanding, basic and diluted	61.8	—	61.8	60.5	—	60.5

	Three Months Ended August 31, 2015			Nine Months Ended August 31, 2015
	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated
	(In millions)			(In millions)
Net loss	$(38.1)	$0.2	$(37.9)	$(23.6)	$(0.3)	$(23.9)
Other comprehensive income:
Amortization of actuarial losses and prior service credits, net of income taxes	11.6	0.2	11.8	36.0	0.2	36.2
Comprehensive (loss) income	$(26.5)	$0.4	$(26.1)	$12.4	$(0.1)	$12.3

	Three Months Ended May 31, 2015			Six Months Ended May 31, 2015
Unaudited	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated
	(In millions, except per share amounts)			(In millions, except per share amounts)
Net sales	$456.9	$0.9	$457.8	$775.5	$5.3	$780.8
Operating costs and expenses:
Cost of sales (exclusive of items shown separately below)	370.3	2.4	372.7	653.1	5.0	658.1
AR1 research and development (see Note 1)	2.2	—	2.2	2.2	—	2.2
Selling, general and administrative	12.6	1.0	13.6	28.1	1.1	29.2
Depreciation and amortization	16.1	—	16.1	32.1	0.3	32.4
Other expense, net:
Loss on debt repurchased	0.5	—	0.5	0.7	—	0.7
Other	2.3	—	2.3	3.8	—	3.8
Total operating costs and expenses	404.0	3.4	407.4	720.0	6.4	726.4
Operating income	52.9	(2.5)	50.4	55.5	(1.1)	54.4
Non-operating (income) expense:
Interest income	—	—	—	(0.1)	—	(0.1)
Interest expense	13.2	—	13.2	26.6	—	26.6
Total non-operating expense, net	13.2	—	13.2	26.5	—	26.5
Income from continuing operations before income taxes	39.7	(2.5)	37.2	29.0	(1.1)	27.9
Income tax provision	21.3	(1.4)	19.9	14.7	(0.6)	14.1
Income from continuing operations	18.4	(1.1)	17.3	14.3	(0.5)	13.8
Income from discontinued operations, net of income taxes	—	—	—	0.2	—	0.2
Net income	$18.4	$(1.1)	$17.3	$14.5	$(0.5)	$14.0
Income per share of common stock
Basic:
Income per share from continuing operations	$0.29	$(0.01)	$0.28	$0.23	$—	$0.23
Income per share from discontinued operations, net of income taxes	—	—	—	—	—	—
Net income per share	$0.29	$(0.01)	$0.28	$0.23	$—	$0.23
Diluted:
Income per share from continuing operations	$0.26	$(0.01)	$0.25	$0.22	$—	$0.22
Income per share from discontinued operations, net of income taxes	—	—	—	—	—	—
Net income per share	$0.26	$(0.01)	$0.25	$0.22	$—	$0.22
Weighted average shares of common stock outstanding, basic	61.2	—	61.2	59.9	—	59.9
Weighted average shares of common stock outstanding, diluted	72.3	—	72.3	72.2	—	72.2

	Three Months Ended May 31, 2015			Six Months Ended May 31, 2015
Unaudited	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated
	(In millions)			(In millions)
Net income	$18.4	$(1.1)	$17.3	$14.5	$(0.5)	$14.0
Other comprehensive income:
Amortization of actuarial losses and prior service credits, net of income taxes	12.2	0.1	12.3	24.4	—	24.4
Comprehensive income	$30.6	$(1.0)	$29.6	$38.9	$(0.5)	$38.4

	Three Months Ended February 28, 2015			Three Months Ended November 30, 2014
Unaudited	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated
	(In millions, except per share amounts)			(In millions, except per share amounts)
Net sales	$318.6	$4.4	$323.0	$439.6	$4.0	$443.6
Operating costs and expenses:
Cost of sales (exclusive of items shown separately below)	282.8	2.6	285.4	373.7	0.2	373.9
Selling, general and administrative	15.5	0.1	15.6	9.8	0.1	9.9
Depreciation and amortization	16.0	0.3	16.3	17.3	—	17.3
Other expense, net:						—
Loss on debt repurchased	0.2	—	0.2	—	—	—
Other	1.5	—	1.5	2.3	—	2.3
Total operating costs and expenses	316.0	3.0	319.0	403.1	0.3	403.4
Operating income	2.6	1.4	4.0	36.5	3.7	40.2
Interest income	(0.1)	—	(0.1)	(0.1)	—	(0.1)
Interest expense	13.4	—	13.4	13.7	—	13.7
Total non-operating expense, net	13.3	—	13.3	13.6	—	13.6
(Loss) income from continuing operations before income taxes	(10.7)	1.4	(9.3)	22.9	3.7	26.6
Income tax (benefit) provision	(6.6)	0.8	(5.8)	12.7	1.9	14.6
(Loss) income from continuing operations	(4.1)	0.6	(3.5)	10.2	1.8	12.0
Income (loss) from discontinued operations, net of income taxes	0.2	—	0.2	(0.1)	—	(0.1)
Net (loss) income	$(3.9)	$0.6	$(3.3)	$10.1	1.8	$11.9
(Loss) Income per share of common stock
Basic:
(Loss) income per share from continuing operations	$(0.07)	$0.01	$(0.06)	$0.17	$0.03	$0.20
Income (loss) per share from discontinued operations, net of income taxes	—	—	—	—	—	—
Net (loss) income per share	$(0.07)	$0.01	$(0.06)	$0.17	$0.03	$0.20
Diluted:
(Loss) income per share from continuing operations	$(0.07)	$0.01	$(0.06)	0.15	0.03	0.18
Income (loss) per share from discontinued operations, net of income taxes	—	—	—	—	—	—
Net (loss) income per share	$(0.07)	$0.01	$(0.06)	0.15	0.03	0.18
Weighted average shares of common stock outstanding, basic	58.9	—	58.9	56.9	—	56.9
Weighted average shares of common stock outstanding, diluted	58.9	—	58.9	72.0	—	72.0

	Three Months Ended February 28, 2015			Three Months Ended November 30, 2014
Unaudited	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated
	(In millions)			(In millions)
Net (loss) income	$(3.9)	$0.6	$(3.3)	$10.1	1.8	$11.9
Other comprehensive income:
Actuarial losses arising during the period, net of income taxes	—	—	—	(142.0)	6.0	(136.0)
Amortization of actuarial losses and prior service credits, net of income taxes	12.2	(0.1)	12.1	7.5	(0.1)	7.4
Comprehensive income	$8.3	$0.5	$8.8	$(124.4)	$7.7	$(116.7)

	Three Months Ended August 31, 2014			Nine Months Ended August 31, 2014
Unaudited	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated
	(In millions, except per share amounts)			(In millions, except per share amounts)
Net sales	$421.2	$(0.8)	$420.4	$1,157.8	$0.8	$1,158.6
Operating costs and expenses:
Cost of sales (exclusive of items shown separately below)	376.5	(0.7)	375.8	1,034.4	(2.1)	1,032.3
Selling, general and administrative	9.7	0.1	9.8	28.1	0.2	28.3
Depreciation and amortization	15.8	(0.1)	15.7	46.4	—	46.4
Other expense, net:
Loss on debt repurchased	9.8	—	9.8	60.6	—	60.6
Other	6.5	—	6.5	11.6	—	11.6
Total operating costs and expenses	418.3	(0.7)	417.6	1,181.1	(1.9)	1,179.2
Operating income (loss)	2.9	(0.1)	2.8	(23.3)	2.7	(20.6)
Non-operating (income) expense:
Interest income	—	—	—	—	—	—
Interest expense	14.0	—	14.0	39.0	—	39.0
Total non-operating expense, net	14.0	—	14.0	39.0	—	39.0
Loss from continuing operations before income taxes	(11.1)	(0.1)	(11.2)	(62.3)	2.7	(59.6)
Income tax (benefit) provision	(1.0)	0.5	(0.5)	0.2	1.5	1.7
Loss from continuing operations	(10.1)	(0.6)	(10.7)	(62.5)	1.2	(61.3)
Income (loss) from discontinued operations, net of income taxes	0.2	—	0.2	(0.6)	—	(0.6)
Net loss	$(9.9)	$(0.6)	$(10.5)	$(63.1)	$1.2	$(61.9)
Loss per share of common stock
Basic and diluted:
Loss per share from continuing operations	$(0.18)	$(0.01)	$(0.19)	$(1.07)	$0.02	$(1.05)
Loss per share from discontinued operations, net of income taxes	—	—	—	(0.01)	—	(0.01)
Net loss per share	$(0.18)	$(0.01)	$(0.19)	$(1.08)	$0.02	$(1.06)
Weighted average shares of common stock outstanding, basic and diluted	56.9	—	56.9	58.2	—	58.2

	Three Months Ended August 31, 2014			Nine Months Ended August 31, 2014
Unaudited	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated
	(In millions)			(In millions)
Net loss	$(9.9)	$(0.6)	$(10.5)	$(63.1)	$1.2	$(61.9)
Other comprehensive income:
Amortization of actuarial losses and prior service credits, net of income taxes	7.5	0.2	7.7	22.7	0.5	23.2
Comprehensive loss	$(2.4)	$(0.4)	$(2.8)	$(40.4)	$1.7	$(38.7)

	Three Months Ended May 31, 2014			Six Months Ended May 31, 2014
Unaudited	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated
	(In millions, except per share amounts)			(In millions, except per share amounts)
Net sales	$404.5	$2.1	$406.6	$736.6	$1.6	$738.2
Operating costs and expenses:
Cost of sales (exclusive of items shown separately below)	369.4	(0.4)	369.0	657.9	(1.4)	656.5
Selling, general and administrative	9.2	(0.3)	8.9	18.4	0.1	18.5
Depreciation and amortization	15.7	0.1	15.8	30.6	0.1	30.7
Other expense, net:
Loss on debt repurchased	45.9	—	45.9	50.8	—	50.8
Other	2.4	0.2	2.6	5.1	—	5.1
Total operating costs and expenses	442.6	(0.4)	442.2	762.8	(1.2)	761.6
Operating loss	(38.1)	2.5	(35.6)	(26.2)	2.8	(23.4)
Non-operating (income) expense:
Interest income	—	—	—	—	—	—
Interest expense	12.6	—	12.6	25.0	—	25.0
Total non-operating expense, net	12.6	—	12.6	25.0	—	25.0
Loss from continuing operations before income taxes	(50.7)	2.5	(48.2)	(51.2)	2.8	(48.4)
Income tax (benefit) provision	(0.6)	0.8	0.2	1.2	1.0	2.2
Loss from continuing operations	(50.1)	1.7	(48.4)	(52.4)	1.8	(50.6)
Loss from discontinued operations, net of income taxes	(0.8)	—	(0.8)	(0.8)	—	(0.8)
Net loss	$(50.9)	$1.7	$(49.2)	$(53.2)	$1.8	$(51.4)
Loss per share of common stock
Basic and diluted:
Loss per share from continuing operations	$(0.87)	$0.03	$(0.84)	$(0.90)	$0.04	$(0.86)
Loss per share from discontinued operations, net of income taxes	(0.01)	—	(0.01)	(0.01)	—	(0.01)
Net loss per share	$(0.88)	$0.03	$(0.85)	$(0.91)	$0.04	$(0.87)
Weighted average shares of common stock outstanding, basic and diluted	57.9	—	57.9	58.7	—	58.7

	Three Months Ended May 31, 2014			Six Months Ended May 31, 2014
Unaudited	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated
	(In millions)			(In millions)
Net loss	$(50.9)	$1.7	$(49.2)	$(53.2)	$1.8	$(51.4)
Other comprehensive income:
Amortization of actuarial losses and prior service credits, net of income taxes	7.7	0.1	7.8	15.2	0.3	15.5
Comprehensive loss	$(43.2)	$1.8	$(41.4)	$(38.0)	$2.1	$(35.9)

	Three Months Ended February 28, 2014
Unaudited	As Reported	Adjustments	As Restated
	(In millions, except per share amounts)
Net sales	$332.1	$(0.5)	$331.6
Operating costs and expenses:
Cost of sales (exclusive of items shown separately below)	288.5	(1.0)	287.5
Selling, general and administrative	9.2	0.4	9.6
Depreciation and amortization	14.9	—	14.9
Other expense, net:
Loss on debt repurchased	4.9	—	4.9
Other	2.7	(0.2)	2.5
Total operating costs and expenses	320.2	(0.8)	319.4
Operating income	11.9	0.3	12.2
Non-operating (income) expense:
Interest income	—	—	—
Interest expense	12.4	—	12.4
Total non-operating expense, net	12.4	—	12.4
Loss from continuing operations before income taxes	(0.5)	0.3	(0.2)
Income tax provision	1.8	0.2	2.0
Loss from continuing operations	(2.3)	0.1	(2.2)
Income from discontinued operations, net of income taxes	—	—	—
Net loss	$(2.3)	$0.1	$(2.2)
Loss per share of common stock
Basic and diluted:
Loss per share from continuing operations	$(0.04)	$—	$(0.04)
Loss per share from discontinued operations, net of income taxes	—	—	—
Net loss per share	$(0.04)	$—	$(0.04)
Weighted average shares of common stock outstanding, basic and diluted	59.9	—	59.9

	Three Months Ended February 28, 2014
Unaudited	As Reported	Adjustments	As Restated
	(In millions)
Net loss	$(2.3)	$0.1	$(2.2)
Other comprehensive income:
Amortization of actuarial losses and prior service credits, net of income taxes	7.5	0.2	7.7
Comprehensive income	$5.2	$0.3	$5.5

Unaudited Condensed Consolidated Statements of Cash Flows

	Nine Months Ended August 31, 2015			Six Months Ended May 31, 2015
	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated
	(In millions)			(In millions)
Operating Activities
Net (loss) income	$(23.6)	$(0.3)	$(23.9)	$14.5	$(0.5)	$14.0
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Income from discontinued operations, net of income taxes	(0.8)	—	(0.8)	(0.2)	—	(0.2)
Depreciation and amortization	48.2	0.3	48.5	32.1	0.3	32.4
Amortization of financing costs	2.0	—	2.0	1.4	—	1.4
Stock-based compensation	9.6	0.8	10.4	7.3	1.0	8.3
Retirement benefit expense	50.0	0.6	50.6	33.4	0.4	33.8
Loss on debt repurchased	1.8	—	1.8	0.7	—	0.7
Loss on disposal of long-lived assets	0.2	—	0.2	0.2	—	0.2
Tax benefit on stock-based awards	(2.0)	—	(2.0)	(1.5)	—	(1.5)
Changes in assets and liabilities, net of effects from acquisition:
Accounts receivable	(13.8)	(5.0)	(18.8)	(0.8)	(4.3)	(5.1)
Inventories	(9.7)	(0.2)	(9.9)	(11.3)	(0.8)	(12.1)
Other current assets, net	(19.4)	(0.7)	(20.1)	(7.5)	(0.9)	(8.4)
Real estate held for entitlement and leasing	(5.1)	—	(5.1)	(4.0)	—	(4.0)
Receivable from Northrop	4.8	(6.0)	(1.2)	5.1	(6.0)	(0.9)
Recoverable from the U.S. government and other third parties for environmental remediation costs	(45.8)	6.0	(39.8)	0.1	6.0	6.1
Other noncurrent assets	(11.2)	0.4	(10.8)	(9.0)	0.3	(8.7)
Accounts payable	(14.8)	(0.5)	(15.3)	(15.9)	—	(15.9)
Retirement benefits	(3.7)	—	(3.7)	(2.6)	—	(2.6)
Advance payments on contracts	13.2	1.1	14.3	(1.2)	1.1	(0.1)
Other current liabilities	15.7	3.8	19.5	(25.6)	3.6	(22.0)
Deferred income taxes	(11.8)	1.1	(10.7)	(0.9)	0.3	(0.6)
Reserves for environmental remediation costs	70.1	—	70.1	(4.5)	—	(4.5)
Other noncurrent liabilities and other	16.6	(1.4)	15.2	18.6	(0.5)	18.1
Net Cash Provided by Operating Activities	70.5	—	70.5	28.4	—	28.4
Investing Activities
Capital expenditures	(17.9)	—	(17.9)	(9.4)	—	(9.4)
Net Cash Used in Investing Activities	(17.9)	—	(17.9)	(9.4)	—	(9.4)
Financing Activities
Debt repayments/repurchases	(72.0)	—	(72.0)	(28.5)	—	(28.5)
Proceeds from shares issued under equity plans, net	1.3	—	1.3	—	—	—
Repurchase of shares to satisfy tax withholding obligations	(6.5)	—	(6.5)	(4.4)	—	(4.4)
Tax benefit on stock-based awards	2.0	—	2.0	1.5	—	1.5
Net Cash Used in Financing Activities	(75.2)	—	(75.2)	(31.4)	—	(31.4)
Net Decrease in Cash and Cash Equivalents	(22.6)	—	(22.6)	(12.4)	—	(12.4)
Cash and Cash Equivalents at Beginning of Period	265.9	—	265.9	265.9	—	265.9
Cash and Cash Equivalents at End of Period	$243.3	$—	$243.3	$253.5	$—	$253.5

	Three Months Ended February 28, 2015			Nine Months Ended August 31, 2014
Unaudited	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated
	(In millions)			(In millions)
Operating Activities
Net loss	$(3.9)	$0.6	$(3.3)	$(63.1)	$1.2	$(61.9)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
(Income) loss from discontinued operations, net of income taxes	(0.2)	—	(0.2)	0.6	—	0.6
Depreciation and amortization	16.0	0.3	16.3	46.4	—	46.4
Amortization of financing costs	0.7	—	0.7	2.7	—	2.7
Stock-based compensation	5.3	—	5.3	4.5	—	4.5
Retirement benefit expense	16.6	0.2	16.8	26.7	0.8	27.5
Loss on debt repurchased	0.2	—	0.2	60.6	—	60.6
Loss on bank amendment	—	—	—	0.2	—	0.2
Loss on disposal of long-lived assets	0.2	—	0.2	2.5	—	2.5
Tax benefit on stock-based awards	(1.4)	—	(1.4)	(1.5)	0.2	(1.3)
Changes in assets and liabilities, net of effects from acquisition:
Accounts receivable	(33.2)	13.7	(19.5)	(0.8)	(0.3)	(1.1)
Inventories	(22.4)	(1.1)	(23.5)	(25.5)	(0.3)	(25.8)
Other current assets, net	(6.2)	0.9	(5.3)	(3.0)	0.8	(2.2)
Real estate held for entitlement and leasing	(1.5)	—	(1.5)	(7.7)	—	(7.7)
Receivable from Northrop	5.4	(6.0)	(0.6)	(2.0)	—	(2.0)
Recoverable from the U.S. government and other third parties for environmental remediation costs	(2.2)	6.0	3.8	5.4	—	5.4
Other noncurrent assets	14.3	(0.9)	13.4	(24.0)	(0.4)	(24.4)
Assets held for sale	(14.2)	—	(14.2)	—	—	—
Accounts payable	(19.0)	—	(19.0)	(7.1)	0.4	(6.7)
Retirement benefits	(1.6)	—	(1.6)	(4.2)	—	(4.2)
Advance payments on contracts	25.5	(15.9)	9.6	18.0	(2.5)	15.5
Other current liabilities	(11.3)	3.4	(7.9)	10.9	(0.3)	10.6
Deferred income taxes	(0.3)	(0.8)	(1.1)	(6.1)	2.7	(3.4)
Reserves for environmental remediation costs	(3.4)	—	(3.4)	(2.7)	—	(2.7)
Other noncurrent liabilities and other	1.0	(0.4)	0.6	3.4	(2.1)	1.3
Net cash (used in) provided by continuing operations	(35.6)	—	(35.6)	34.2	0.2	34.4
Net cash used in discontinued operations	—	—	—	(0.1)	—	(0.1)
Net Cash (Used in) Provided by Operating Activities	(35.6)	—	(35.6)	34.1	0.2	34.3
Investing Activities
Purchase of Rocketdyne Business	—	—	—	0.2	—	0.2
Capital expenditures	(4.3)	—	(4.3)	(31.9)	—	(31.9)
Net Cash Used in Investing Activities	(4.3)	—	(4.3)	(31.7)	—	(31.7)
Financing Activities
Proceeds from issuance of debt	—	—	—	189.0	—	189.0
Debt issuance costs	—	—	—	(4.2)	—	(4.2)
Debt repayments/repurchases	(9.3)	—	(9.3)	(165.0)	—	(165.0)
Repurchase of shares to satisfy tax withholding obligations	(2.4)	—	(2.4)	(1.9)	—	(1.9)
Purchase of treasury stock	—	—	—	(64.5)	—	(64.5)
Tax benefit on stock-based awards	1.4	—	1.4	1.5	(0.2)	1.3
Net Cash Used in Financing Activities	(10.3)	—	(10.3)	(45.1)	(0.2)	(45.3)
Net Decrease in Cash and Cash Equivalents	(50.2)	—	(50.2)	(42.7)	—	(42.7)
Cash and Cash Equivalents at Beginning of Period	265.9	—	265.9	197.6	—	197.6
Cash and Cash Equivalents at End of Period	$215.7	$—	$215.7	$154.9	$—	$154.9

	Six Months Ended May 31, 2014			Three Months Ended February 28, 2014
Unaudited	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated
	(In millions)			(In millions)
Operating Activities
Net loss	$(53.2)	$1.8	$(51.4)	$(2.3)	$0.1	$(2.2)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss from discontinued operations, net of income taxes	0.8	—	0.8	—	—	—
Depreciation and amortization	30.6	0.1	30.7	14.9	—	14.9
Amortization of financing costs	1.8	—	1.8	0.9	—	0.9
Stock-based compensation	3.0	—	3.0	1.4	—	1.4
Retirement benefit expense	17.8	0.5	18.3	8.9	0.2	9.1
Loss on debt repurchased	50.8	—	50.8	4.9	—	4.9
Loss on bank amendment	0.2	—	0.2	—	—	—
Tax benefit on stock-based awards	(1.3)	—	(1.3)	(1.1)	—	(1.1)
Changes in assets and liabilities, net of effects from acquisition:
Accounts receivable	21.5	0.6	22.1	14.3	(0.7)	13.6
Inventories	(25.1)	(0.6)	(25.7)	(31.6)	2.2	(29.4)
Other current assets, net	3.7	(0.2)	3.5	—	(1.5)	(1.5)
Income tax receivable	3.2	(1.3)	1.9	6.6	(6.6)	—
Real estate held for entitlement and leasing	(3.6)	—	(3.6)	(1.1)	—	(1.1)
Receivable from Northrop	(1.2)	—	(1.2)	(0.3)	—	(0.3)
Recoverable from the U.S. government and other third parties for environmental remediation costs	6.6	—	6.6	0.2	—	0.2
Other noncurrent assets	(15.6)	0.1	(15.5)	(4.2)	(2.6)	(6.8)
Accounts payable	(28.0)	0.4	(27.6)	(24.5)	(0.6)	(25.1)
Retirement benefits	(3.2)	—	(3.2)	(1.5)	—	(1.5)
Advance payments on contracts	6.1	(3.2)	2.9	(9.2)	2.9	(6.3)
Other current liabilities	(27.7)	2.7	(25.0)	6.4	4.5	10.9
Deferred income taxes	(3.6)	(0.3)	(3.9)	(6.8)	1.8	(5.0)
Reserves for environmental remediation costs	(7.6)	—	(7.6)	(0.9)	—	(0.9)
Other noncurrent liabilities and other	1.8	(0.6)	1.2	(0.3)	0.3	—
Net cash used in continuing operations	(22.2)	—	(22.2)	(25.3)	—	(25.3)
Net cash used in discontinued operations	(0.1)	—	(0.1)	—	—	—
Net Cash Used in Operating Activities	(22.3)	—	(22.3)	(25.3)	—	(25.3)
Investing Activities
Capital expenditures	(18.5)	—	(18.5)	(9.3)	—	(9.3)
Net Cash Used in Investing Activities	(18.5)	—	(18.5)	(9.3)	—	(9.3)
Financing Activities
Proceeds from issuance of debt	179.0	—	179.0	—	—	—
Debt issuance costs	(4.1)	—	(4.1)	—	—	—
Debt repayments/repurchases	(145.8)	—	(145.8)	(10.0)	—	(10.0)
Repurchase of shares to satisfy tax withholding obligations	(2.0)	—	(2.0)	(1.4)	—	(1.4)
Purchase of treasury stock	(64.5)	—	(64.5)	(8.6)	—	(8.6)
Tax benefit on stock-based awards	1.3	—	1.3	1.1	—	1.1
Net Cash Used in Financing Activities	(36.1)	—	(36.1)	(18.9)	—	(18.9)
Net Decrease in Cash and Cash Equivalents	(76.9)	—	(76.9)	(53.5)	—	(53.5)
Cash and Cash Equivalents at Beginning of Period	197.6	—	197.6	197.6	—	197.6
Cash and Cash Equivalents at End of Period	$120.7	$—	$120.7	$144.1	$—	$144.1

Note 3. (Loss) Income Per Share of Common Stock, (As Restated for fiscal 2014 and 2013)
A reconciliation of the numerator and denominator used to calculate basic and diluted (loss) income per share of common stock (“EPS”) is presented in the following table:

	Year Ended
	2015	2014	2013
	(In millions, except per share amounts)
Numerator:
(Loss) income from continuing operations	$(17.1)	$(49.3)	$162.7
Income (loss) from discontinued operations, net of income taxes	0.9	(0.7)	0.2
Net (loss) income	(16.2)	(50.0)	162.9
Income allocated to participating securities	—	—	(3.1)
Net (loss) income for basic earnings per share	(16.2)	(50.0)	159.8
Interest on convertible subordinated debentures	—	—	8.1
Net (loss) income for diluted earnings per share	$(16.2)	$(50.0)	$167.9
Denominator:
Basic weighted average shares	61.1	57.9	59.6
Effect of:
Convertible subordinated notes	—	—	22.1
Employee stock options	—	—	0.2
Diluted weighted average shares	61.1	57.9	81.9
Basic:
(Loss) income per share from continuing operations	$(0.28)	$(0.85)	$2.68
Income (loss) per share from discontinued operations, net of income taxes	0.01	(0.01)	—
Net (loss) income per share	$(0.27)	$(0.86)	$2.68
Diluted:
(Loss) income per share from continuing operations	$(0.28)	$(0.85)	$2.05
Income (loss) per share from discontinued operations, net of income taxes	0.01	(0.01)	—
Net (loss) income per share	$(0.27)	$(0.86)	$2.05
The following table sets forth the potentially dilutive securities excluded from the computation because their effect would have been anti-dilutive:

	Year Ended
	2015	2014	2013
	(In millions)
4 1/16% Debentures	11.0	17.9	—
Employee stock options and stock purchase plan	0.2	0.2	—
Unvested restricted shares	1.6	1.7	1.1
Total potentially dilutive securities	12.8	19.8	1.1

Note 4.	Balance Sheet Accounts and Supplemental Disclosures, (As Restated for fiscal 2014 and 2013)
a.  Accounts Receivable

	As of November 30,
	2015	2014
	(In millions)
Billed	$90.4	$68.1
Unbilled, net	80.6	102.0
Total receivables under long-term contracts	171.0	170.1
Other receivables	0.5	0.4
Accounts receivable	$171.5	$170.5
As of November 30, 2015 and 2014, unbilled receivables included $33.7 million and $30.1 million, respectively, of amounts for overhead disallowances or billing decrements that primarily represent estimates of potential overhead costs which may not be successfully negotiated and collected after one year.
b.  Inventories

	As of November 30,
	2015	2014
	(In millions)
Long-term contracts at average cost	$505.8	$493.6
Progress payments	(349.6)	(356.9)
Total long-term contract inventories	156.2	136.7
Total other inventories	1.3	1.3
Inventories	$157.5	$138.0
Long-term contract inventories included an allocation of general and administrative costs incurred throughout fiscal 2015 and fiscal 2014 amounting to $240.9 million and $271.1 million, respectively, and the cumulative amount of general and administrative costs in long-term contract inventories is estimated to be $20.8 million and $28.3 million at November 30, 2015 and 2014, respectively.
c.  Other Current Assets, net

	As of November 30,
	2015	2014
	(In millions)
Recoverable from the U.S. government for Rocketdyne Business integration costs (see Note 4(g))	$11.9	$10.5
Prepaid expenses	10.7	11.3
Receivables, net	7.2	5.6
Indemnification receivable from UTC, net	15.7	0.9
Recoverable from the U.S. government for Competitive Improvement Program severance obligations (see Note 12)	9.5	—
Other	6.5	10.3
Other current assets, net	$61.5	$38.6

d.  Property, Plant and Equipment, net

	As of November 30,
	2015	2014
	(In millions)
Land	$71.3	$67.2
Buildings and improvements	287.6	279.9
Machinery and equipment	509.8	476.0
Construction-in-progress	34.9	35.5
	903.6	858.6
Less: accumulated depreciation	(537.8)	(492.1)
Property, plant and equipment, net	$365.8	$366.5
Depreciation expense for fiscal 2015, 2014, and 2013 was $49.8 million, $48.5 million, and $35.5 million, respectively. The Company had $6.3 million of property, plant and equipment additions included in accounts payable in fiscal 2015.
e.  Goodwill
The goodwill balance at November 30, 2015 and 2014 relates to the Company’s Aerospace and Defense segment. The changes in the carrying amount of goodwill since November 30, 2013 were as follows (in millions):

November 30, 2013	$152.5
Purchase accounting adjustments in fiscal 2014 related to the Rocketdyne Business acquisition (see Note 5)	5.6
November 30, 2015 and 2014	$158.1
The purchase accounting adjustments recorded during fiscal 2014 were during the measurement period of the assets acquired and liabilities assumed related to the Rocketdyne Business acquisition and had no impact on the Company’s consolidated statement of operations.
f.  Intangible Assets

	As of November 30, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In millions)
Customer related	$83.8	$27.6	$56.2
Intellectual property\trade secrets	34.2	6.4	27.8
Non-compete agreements	0.5	0.4	0.1
Trade name	20.5	1.6	18.9
Acquired technology	18.3	12.5	5.8
Intangible assets	$157.3	$48.5	$108.8

	As of November 30, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In millions)
Customer related	$83.8	$18.5	$65.3
Intellectual property\trade secrets	34.2	3.7	30.5
Non-compete agreements	0.5	0.2	0.3
Trade name	20.5	1.0	19.5
Acquired technology	18.3	11.7	6.6
Intangible assets	$157.3	$35.1	$122.2
Amortization expense related to intangible assets was $13.4 million, $13.5 million, $6.5 million in fiscal 2015, 2014, and 2013, respectively.

Future amortization expense for the five succeeding years is estimated to be as follows:

Year Ending November 30,	Future Amortization Expense
(In millions)
2016	$13.3
2017	13.1
2018	13.1
2019	13.0
2020	12.8
$65.3
g.  Other Noncurrent Assets, net

	As of November 30,
	2015	2014
	(In millions)
Recoverable from the U.S. government for Rocketdyne Business integration costs	$22.4	$27.6
Deferred financing costs	13.9	18.5
Recoverable from the U.S. government for conditional asset retirement obligations	17.5	17.7
Grantor trust	10.7	11.2
Note receivable, net	9.0	—
Recoverable from the U.S. government for Competitive Improvement Program severance obligations (see Note 12)	2.8	—
Indemnification receivable from UTC, net	—	6.7
Other	9.4	11.3
Other noncurrent assets, net	$85.7	$93.0
The current and noncurrent Rocketdyne Business integration costs incurred and capitalized as of November 30, 2015 and 2014 totaled $34.3 million and $38.1 million, respectively. These integration costs are reimbursable by the U.S. government upon its audit and approval that the Company's planned integration savings will exceed its restructuring costs by a factor of at least two to one. In December 2014, the Company was informed that the Defense Contract Audit Agency had completed its audit of the Company’s restructuring proposal and found that the Company had achieved the required minimum two to one savings to restructuring cost ratio.  Actual recovery of the previously deferred integration costs will take place after the determination from the Under Secretary of Defense that the audited restructuring savings exceed the costs by a factor of two to one and final execution of an Advance Agreement with the Defense Contract Management Agency.  The Company believes these final two actions will be completed in first quarter of fiscal 2016. The Company reviews on a quarterly basis the probability of recovery of these costs.
The Company amortizes deferred financing costs over the estimated life of the related debt. Amortization of deferred financing costs was $2.7 million, $3.6 million, and $4.5 million in fiscal 2015, 2014, and 2013, respectively.
h.  Assets Held for Sale
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
During the second quarter of fiscal 2015, the Company finalized the sale of the Hillsborough land for a total purchase price of $57.0 million which was comprised of $46.7 million cash and $10.3 million of promissory notes. The total acreage covered by the Hillsborough land transaction was approximately 700 acres, of which approximately 550 acres was recognized as a sale in the second quarter of fiscal 2015. At the initial closing, the buyer paid $40.0 million cash and executed a $9.0 million promissory note secured by a first lien Deed of Trust on a portion of the sale property which resulted in a gain of $30.6 million in the second quarter of fiscal 2015. The $9.0 million promissory note secured by a first lien Deed of Trust is divided into two components: (i) a $3.0 million 7% promissory note payable 7 years after close of escrow, which includes a possible $1.0 million reduction in principal if the Company is unable to obtain the necessary road and utility approvals, and (ii) a $6.0 million 7% promissory note payable 7 years after close of escrow and only payable after certain environmental clearances associated with "Area 40" (discussed below) are obtained by the Company. The sale also included a $1.3 million non-interest bearing promissory note secured by a first lien Deed of Trust on a portion of the sale property associated with the location of future city roads. In addition, approximately 150 acres of this land, including a 50-acre portion known as “Area 40,” was held back from the initial closing. Upon receipt of regulatory approvals, a closing will take place for the sale of the developable portions of such holdback acreage for a purchase price of $6.7 million in cash. A summary of the impact of the land sale on the consolidated statement of operations for fiscal 2015 is as follows (in millions):

Net sales from land sale	$42.0
Cost of sales from land sale	11.4
Income from continuing operations before income taxes from land sale	30.6
Income tax provision related to land sale	12.7
Net income from land sale	$17.9
In November 2014, the Company classified its energy business (the "Energy Business") as assets held for sale as a result of its plans to sell the business. The Company divested the Energy Business in July 2015 for an insignificant amount of proceeds. The Company incurred approximately $1.8 million of expenses to divest its Energy Business. The assets and liabilities of the Energy Business for all periods presented were insignificant. The plan was a result of management’s decision to focus its capital and resources on its Aerospace and Defense and Real Estate operating segments.  The net sales associated with the Energy Business totaled $0.6 million in fiscal 2015 and 2014. For operating segment reporting, the Energy Business has been reported as a part of the Aerospace and Defense segment.
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
i.  Other Current Liabilities

	As of November 30,
	2015	2014
	(In millions)
Accrued compensation and employee benefits	$101.3	$94.9
Income taxes	15.5	16.2
Payable to UTC primarily for Transition Service Agreements	1.9	11.9
Interest payable	11.7	14.6
Contract loss provisions	9.3	12.0
Other	61.6	71.8
Other current liabilities	$201.3	$221.4
j.  Other Noncurrent Liabilities

	As of November 30,
	2015	2014
	(In millions)
Conditional asset retirement obligations	$29.3	$24.4
Pension benefits, non-qualified	17.9	19.1
Deferred compensation	11.9	11.1
Deferred revenue	13.9	7.4
Other	21.4	18.6
Other noncurrent liabilities	$94.4	$80.6
k.  Accumulated Other Comprehensive Loss, Net of Income Taxes
Changes in accumulated other comprehensive loss by components, net of income taxes, related to the Company’s retirement benefit plans are as follows:

	Actuarial Losses, Net	Prior Service Credits, Net	Total
	(In millions)
November 30, 2013	$(232.1)	$3.8	$(228.3)
Actuarial losses arising during the period, net of income taxes	(136.0)	—	(136.0)
Amortization of actuarial losses and prior service credits, net of income taxes	31.1	(0.5)	30.6
November 30, 2014	(337.0)	3.3	(333.7)
Actuarial losses and prior service costs arising during the period, net of income taxes	(55.0)	(1.6)	(56.6)
Amortization of actuarial losses and prior service credits, net of income taxes	49.4	(0.8)	48.6
November 30, 2015	$(342.6)	$0.9	$(341.7)
The estimated amounts that will be amortized from accumulated other comprehensive loss into net periodic benefit expense in fiscal 2016 are as follows:

	Pension Benefits	Medical and Life Insurance Benefits
	(In millions)
Actuarial losses (gains), net	$64.7	$(3.6)
Prior service costs (credits), net	0.1	(1.1)
	$64.8	$(4.7)
l. Redeemable Common Stock
The Company inadvertently failed to register with the SEC the issuance of certain of its common shares in its defined contribution 401(k) employee benefit plan (the “Plan”). As a result, certain Plan participants who purchased such securities pursuant to the Plan may have the right to rescind certain of their purchases for consideration equal to the purchase price paid for the securities (or if such security has been sold, to receive consideration with respect to any loss incurred on such sale) plus interest from the date of purchase. As of November 30, 2015 and 2014, the Company has classified 0.1 million shares as redeemable common stock because the redemption features are not within the control of the Company. The Company may also be subject to civil and other penalties by regulatory authorities as a result of the failure to register these shares. These shares have always been treated as outstanding for financial reporting purposes. In June 2008, the Company filed a registration statement on Form S-8 to register future transactions in the Company's stock fund in the Plan. During fiscal 2015, 2014 and 2013, the Company recorded less than $(0.1) million, $0.9 million, and $(1.0) million, respectively, for realized (gains)/losses and interest associated with this matter.
Note 5. Acquisition, (As Restated for fiscal 2013)
In July 2012, the Company signed the Original Purchase Agreement with UTC to acquire the Rocketdyne Business from UTC for $550.0 million. On June 10, 2013, the FTC announced that it closed its investigation into the Acquisition under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. On June 12, 2013, the Company entered into an Amended and Restated Purchase Agreement with UTC, which amended and restated the Original Purchase Agreement, as amended. On June 14, 2013, the Company completed the Acquisition of substantially all of the Rocketdyne Business pursuant to the Amended and Restated Purchase Agreement.
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

The Company incurred substantial expenses in connection with the Acquisition. A summary of the expenses related to the Acquisition recorded in fiscal 2012 ($11.6 million) and fiscal 2013 ($20.0 million) is as follows (in millions):

Legal expenses	$16.4
Professional fees and consulting	8.9
Internal labor	3.4
Costs related to the previously planned divestiture of the Liquid Divert and Attitude Control Systems business, including $0.3 million of internal labor	1.7
Other	1.2
$31.6
The operating results of the Rocketdyne Business are included in the Company’s consolidated financial statements since June 14, 2013, the acquisition date, within the Company’s Aerospace and Defense segment.
The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition date (in millions):

Current assets	$110.9
Property, plant and equipment, net	203.8
Other non-current assets	4.2
Total tangible assets acquired	318.9
Intangible assets acquired	128.3
Deferred income taxes	13.3
Total assets acquired	460.5
Liabilities assumed, current	(105.5)
Liabilities assumed, non-current	(7.2)
Total identifiable net assets acquired	347.8
Goodwill (Cash payment less total identifiable net assets acquired)	$63.2
The purchase price allocation resulted in the recognition of $63.2 million in goodwill, all of which is deductible for tax purposes and included within the Company’s Aerospace and Defense segment. Goodwill recognized from the Acquisition primarily relates to the expected contributions of the Rocketdyne Business to the Company’s overall corporate strategy.
The Company has a $15.7 million and $1.9 million indemnification receivable from and payable to UTC, respectively, as of November 30, 2015. Pursuant to the terms of the Amended and Restated Purchase Agreement, the Company is indemnified for certain matters.
The unaudited pro forma information for fiscal 2013 set forth below gives effect to the Acquisition as if it had occurred at the beginning of the year. These amounts have been calculated after applying the Company’s accounting policies and adjusting the results of the Rocketdyne Business to reflect depreciation and amortization that would have been charged assuming the fair value adjustments to property, plant and equipment and intangible assets had been applied as at the beginning of fiscal 2013, together with the tax effects, as applicable. The pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the Acquisition been consummated as of that time or that may result in the future.

Year Ended
2013
(In millions, except per share amounts)
Net sales:
As reported	$1,378.1
Pro forma	$1,757.7
Net income:
As reported	$162.9
Pro forma	$25.7
Basic income per share
As reported	$2.68
Pro forma	$0.42
Diluted income per share
As reported	$2.05
Pro forma	$0.41
Note 6. Income Taxes, (As Restated for fiscal 2014 and 2013)
The Company files a consolidated U.S. federal income tax return with its wholly-owned subsidiaries. The components of the Company’s income tax provision (benefit) from continuing operations are as follows:

	Year Ended
	2015	2014	2013
	(In millions)
Current
U.S. federal	$33.0	$19.0	$1.8
State and local	3.4	4.1	1.0
	36.4	23.1	2.8
Deferred
U.S. federal	(41.2)	(5.5)	(150.3)
State and local	5.1	(1.3)	(50.9)
	(36.1)	(6.8)	(201.2)
Income tax provision (benefit)	$0.3	$16.3	$(198.4)

A reconciliation of the U.S. federal statutory income tax rate to the Company’s effective income tax rate on earnings from continuing operations is as follows:

	Year Ended
	2015	2014	2013
Statutory U.S. federal income tax rate - provision (benefit)	(35.0)%	(35.0)%	(35.0)%
State and local income taxes, net of U.S. federal income tax effect	16.2	11.4	(6.8)
Changes in state income tax rates	19.0	(0.7)	(21.5)
Reserve adjustments	2.2	(0.8)	4.1
Valuation allowance adjustments	—	0.3	(501.3)
Rescindable common stock interest and realized losses (gains)	—	0.9	(1.0)
Non-deductible convertible subordinated notes interest	8.0	7.0	7.9
Non-deductible premiums on repurchase of convertible subordinated notes	—	64.1	4.8
Research credits	—	4.0	(3.4)
Retroactive change in federal tax law	(11.6)	—	(3.9)
Benefit of manufacturing deductions	(5.8)	(4.3)	(0.8)
Lobbying costs	3.6	1.0	0.9
Other, net	5.2	1.5	0.3
Effective income tax rate - provision (benefit)	1.8%	49.4%	(555.7)%
In fiscal 2015, the Company’s effective tax rate was an income tax expense of 1.8% on a pre-tax loss from continuing operations of $16.8 million. The Company’s effective tax rate differed from the 35.0% statutory federal income tax rate due largely to state income taxes and certain non-deductible interest expense partially offset by the retroactive reinstatement of the federal R&D credit and the benefit related to manufacturing deductions.
In fiscal 2014, the Company’s effective tax rate was an income tax expense of 49.4% on a pre-tax loss from continuing operations of $33.0 million. The Company’s effective tax rate differed from the 35.0% statutory federal income tax rate due largely to the non-deductible premiums paid upon the redemption of portions of the convertible debt, state income taxes, impacts from the final R&D credit study, the benefit related to manufacturing deductions, and certain non-deductible interest expense.
In fiscal 2013, the Company’s effective tax rate was an income tax benefit of 555.7% on a pre-tax loss from continuing operations of $35.7 million. The Company’s effective tax rate differed from the 35% statutory federal income tax rate due largely to the release of a significant portion of the valuation allowance previously recorded against deferred tax assets, the impact of state income taxes, and certain non-deductible interest expense. The Company released approximately $282.4 million of the valuation allowance that existed at the beginning of the year, of which approximately $178.7 million was recorded as an income tax benefit to continuing operations, $1.1 million to discontinued operations, and $102.6 million was recorded in other comprehensive income.
The timing of recording or releasing a valuation allowance requires significant management judgment. The amount of the valuation allowance released by the Company represents a portion of deferred tax assets that was deemed more-likely-than-not that the Company will realize the benefits based on the analysis in which the positive evidence outweighed the negative evidence.
A valuation allowance is required when it is more-likely-than-not that all or a portion of deferred tax assets may not be realized. Establishment and removal of a valuation allowance requires management to consider all positive and negative evidence and to make a judgmental decision regarding the amount of valuation allowance required as of a reporting date. The weight given to the evidence is commensurate with the extent to which it can be objectively verified. In the evaluations as of November 30, 2015 and 2014, management has considered all available evidence, both positive and negative, including but not limited to the following:
Positive evidence

•	The three year comprehensive cumulative income position as of November 30, 2015;

•	Continuing positive results of operations from the acquisition of the Rocketdyne Business;

•	The Company’s recent history of generating taxable income which has allowed for the utilization of tax credit carryforwards, and the expected taxable income position for the current year;

•	Pension rules that allow the Company to recover pension funding cash contributions through its U.S. government contracts;

•	Establishment and execution of the Competitive Improvement Program evidencing increasing growth and profitability;

•	Increase in the Company's contract backlog; and

•	Favorable trends with respect to the market value of certain real estate assets.
Negative evidence

•	The Company’s exposure to environmental remediation obligations and the related uncertainty as to the ultimate exposure upon settlement;

•	The significance of the Company’s defined benefit pension obligation and related impact it could have in future years;

•	The additional indebtedness incurred in fiscal 2013 related to the acquisition of the Rocketdyne Business that continues to generate interest expense; and

•	Potential three-year cumulative loss position at the end of fiscal 2016.
As of November 30, 2015 and 2014, management believes that the weight of the positive evidence outweighed the negative evidence regarding the realization of the net deferred tax assets. Management will continue to evaluate the ability to realize the Company’s net deferred tax assets and the remaining valuation allowance on a quarterly basis.
The Company is routinely examined by domestic and foreign tax authorities. While it is difficult to predict the outcome or timing of a particular tax matter, the Company believes it has adequately provided reserves for any reasonable foreseeable outcome related to these matters.
A reconciliation of the beginning and ending amount of unrecognized tax benefits consists of the following:

	Year Ended
	2015	2014	2013
	(In millions)
Balances at beginning of fiscal year	$6.8	$7.9	$4.9
Increases based on tax positions in prior years	1.0	0.6	3.7
Decreases based on tax position in prior years	(1.8)	(1.3)	—
Increases based on tax positions in current year	0.7	—	0.2
Lapse of statute of limitations	—	(0.4)	(0.9)
Balances at end of fiscal year	$6.7	$6.8	$7.9
As of November 30, 2015, the total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $5.9 million. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of November 30, 2015, the Company’s accrued interest and penalties related to uncertain tax positions was $0.7 million. It is reasonably possible that a reduction of less than $4.2 million of unrecognized tax benefits and related interest may occur within the next 12 months as a result of the expiration of certain statutes of limitations. During fiscal 2014, the Company completed a study relative to its federal and California R&D credits. Based upon the study results, the Company concluded that no additional reserves were required.
The years ended November 30, 2012 through November 30, 2015 remain open to examination for U.S. federal income tax purposes. In addition, the years ended November 30, 2002 through November 30, 2005 remain open as they relate to selected tax attributes utilized during fiscal years 2010 through 2014. For the Company’s other major taxing jurisdictions, the tax years ended November 30, 2003 through November 30, 2015 remain open to examination.

Deferred tax assets and liabilities are as follows:

	As of November 30,
	2015	2014
	(In millions)
Deferred Tax Assets
Accrued estimated costs	$112.4	$99.7
Basis difference in assets and liabilities	7.4	18.2
Tax losses and credit carryforwards	8.2	13.0
Net cumulative defined benefit pension plan losses	222.2	192.3
Retiree medical and life insurance benefits	19.9	22.7
Valuation allowance	(1.7)	(2.6)
Total deferred tax assets	368.4	343.3
Deferred Tax Liabilities
Revenue recognition differences	39.7	47.6
Basis differences in intangible assets	13.9	14.4
Total deferred tax liabilities	53.6	62.0
Total net deferred tax assets	$314.8	$281.3
The deferred tax liabilities considered in the assessment of the realizability of deferred tax assets are of the same character as the temporary differences giving rise to the deferred tax assets. The remaining liabilities will reverse in the same period as the assets, if not sooner.
The changes in the Company's valuation allowance by fiscal year is as follows:

	Balance at Beginning of Period	Tax Valuation Allowance Charged to Income Tax Provision	Charged to Other Accounts	Tax Valuation Allowance Credited to Income Tax Provision	Balance at End of Period
	(In millions)
2015	$2.6	$0.6	$—	$(1.5)	$1.7
2014	2.6	—	—	—	2.6
2013	288.1	61.2	(100.4)	(246.3)	2.6
The year of expiration for the Company’s state net operating loss carryforwards as of November 30, 2015 is as follows (in millions):

2016	$28.9
2017	26.8
2018	24.2
2019	46.3
$126.2
Approximately $5.5 million of the state net operating loss carryforwards relate to the exercise of stock options the benefit of which will be credited to equity when realized. The Company has approximately $5.9 million of loss carryover in foreign jurisdictions which have no expiration date.
The Company has a California R&D credit carryover of $0.1 million. The state credits have no expiration date.

Note  7.    Long-Term Debt

	As of November 30,
	2015	2014
	(In millions)
Senior debt	$93.8	$98.8
Senior secured notes	460.0	460.0
Convertible subordinated notes	84.8	133.8
Other debt	13.4	89.6
Total debt, carrying amount	652.0	782.2
Less: Amounts due within one year	(5.3)	(5.3)
Total long-term debt, carrying amount	$646.7	$776.9
As of November 30, 2015, the earlier of the Company’s contractual debt principal maturities or the next debt redemption date that could be exercised at the option of the debt holder, are summarized by fiscal year as follows:

	Total	2016	2017	2018	2019	2020	2021	2022
	(In millions)
Senior debt	$93.8	$5.0	$5.0	$5.0	$78.8	$—	$—	$—
Senior secured notes	460.0	—	—	—	—	—	460.0	—
Convertible subordinated notes (1)	84.8	—	—	—	0.2	84.6	—	—
Other debt	13.4	0.3	0.1	—	—	—	—	13.0
Total debt	$652.0	$5.3	$5.1	$5.0	$79.0	$84.6	$460.0	$13.0
_______

(1)
With respect to the 4 1/16% Debentures holders option to require the Company to repurchase all of the outstanding 4 1/16% Debentures, or any portion thereof that is a multiple of $1,000 principal amount, on December 31, 2019, the Company has the unilateral option to pay the 4 1/16% Debentures holders in shares of its common stock.

a.  Senior Debt:

	As of November 30,
	2015	2014
	(In millions)
Term loan, bearing interest at variable rates (rate of 2.33% as of November 30, 2015), payable in quarterly installments of $1.3 million plus interest, maturing in May 2019	$93.8	$98.8
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
As of November 30, 2015, the Company had $44.1 million outstanding letters of credit under the $100.0 million subfacility for standby letters of credit and had $93.8 million outstanding under the term loan facility.
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
The Company is subject to certain limitations including the ability to incur additional debt, make certain investments and acquisitions, and make certain restricted payments, including stock repurchases and dividends. The Senior Credit Facility includes events of default usual and customary for facilities of this nature, the occurrence of which could lead to an acceleration of the Company’s obligations thereunder. Additionally, the Senior Credit Facility includes certain financial covenants, including that the Company maintain (i) a maximum total leverage ratio, calculated net of cash up to a maximum of $150.0 million, of 4.50 to 1.00 through the fiscal period ended November 30, 2015, 4.25 to 1.00 through fiscal periods ending November 30, 2017, and 4.00 to 1.00 thereafter; and (ii) a minimum interest coverage ratio of 2.40 to 1.00.

Financial Covenant	Actual Ratios as of November 30, 2015	Required Ratios
Interest coverage ratio, as defined under the Senior Credit Facility	4.77 to 1.00	Not less than: 2.40 to 1.00
Leverage ratio, as defined under the Senior Credit Facility	2.21 to 1.00	Not greater than: 4.50 to 1.00
The Company was in compliance with its financial and non-financial covenants as of November 30, 2015.
b.  Senior Secured Notes:

	As of November 30,
	2015	2014
	(In millions)
Senior secured notes, bearing interest at 7.125% per annum, interest payments due in March and September, maturing in March 2021	$460.0	$460.0
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
c.  Convertible Subordinated Notes:

	As of November 30,
	2015	2014
	(In millions)
Convertible subordinated debentures, bearing interest at 2.25% per annum, interest payments due in May and November, maturing in November 2024	$0.2	$0.2
Convertible subordinated debentures, bearing interest at 4.0625% per annum, interest payments due in June and December, maturing in December 2039	84.6	133.6
Total convertible subordinated notes	$84.8	$133.8
2 1/4% Convertible Subordinated Debentures ("2 1/4% Debentures")
As of November 30, 2015 and 2014, the Company had $0.2 million outstanding principal amount of its 2 1/4% Debentures.
4.0625% Convertible Subordinated Debentures
As of November 30, 2015, the Company had $84.6 million outstanding principal of its 4 1/16% Debentures, convertible into 9.4 million of shares of common stock.
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
During fiscal 2013, $1.6 million of 4 1/16% Debentures were converted to common stock. Additionally, during fiscal 2013, the Company repurchased $5.2 million principal amount of its 4 1/16% Debentures at various prices ranging from 176% of par to 195% of par. During fiscal 2014, the Company repurchased $59.6 million principal amount of its 4 1/16% Debentures at various prices ranging from 195% of par to 212% of par (see Note 14 for additional information).

During fiscal 2015, $49.0 million of 4 1/16% Debentures were converted to 5.5 million shares of common stock.
d.  Other Debt:

	As of November 30,
	2015	2014
	(In millions)
Delayed draw term loan, bearing interest at variable rates (rate of 9.50% as of November 30, 2015), maturing in April 2022	$13.0	$89.0
Capital lease, payable in monthly installments, maturing in March 2017	0.4	0.6
Total other debt	$13.4	$89.6
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
The proceeds from the term loan facility were used to repurchase a portion of the outstanding 4 1/16% Debentures.
During fiscal 2015, the Company retired $76.0 million principal amount of its delayed draw term loan.

Note 8.	Retirement Benefits, (As Restated for fiscal 2014 and 2013)
a.  Plan Descriptions
Pension Benefits
The Company's defined benefit pension plan future benefit accrual was discontinued in fiscal 2009. As of November 30, 2015, the Company’s total defined benefit pension plan assets, total projected benefit obligations, and unfunded pension obligation for the tax-qualified pension plans were approximately $964.1 million, $1,549.5 million, and $566.2 million, respectively.
The Company expects to make cash contributions of approximately $23 million to its tax-qualified defined benefit pension plan in fiscal 2016. The Company estimates that approximately 83% of its unfunded pension obligation as of November 30, 2015 is related to Aerojet Rocketdyne which will be recoverable through its U.S. government contracts.
On July 6, 2012, the Moving Ahead for Progress in the 21st Century Act (“MAP-21”) was signed into law by the U.S. government. MAP-21, in part, provides temporary relief for employers who sponsor defined benefit pension plans related to funding contributions under the Employee Retirement Income Security Act of 1974. Specifically, MAP-21 implemented a 25-year average interest rate corridor around the 24-month interest rate used for purposes of determining minimum funding obligations. This relief deferred minimum required pension funding. On August 8, 2014, the Highway and Transportation Funding Act was signed into law, which enacts the pension provision that delays the widening of the interest corridor under MAP-21. This law increased the interest rates for the plan year beginning December 1, 2013 and decreased the minimum funding requirement for Pension Protection Act ("PPA"). In November 2015, President Obama signed into law the Bipartisan Budget Act of 2015 which further delayed the widening of interest rate corridors and will result in higher interest rates and lower PPA minimum funding requirements in future years than under the prior law.
The PPA requires underfunded pension plans to improve their funding ratios based on the funded status of the plan as of specified measurement dates through contributions or application of prepayment credits. As of the last measurement date at November 30, 2015, the Company has accumulated $8.3 million in prepayment credits as a result of advanced funding.
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
In conjunction with the Acquisition, the Company recorded a $5.3 million pension liability associated with Rocketdyne’s bargaining unit employees. Effective November 30, 2014 and December 31, 2014, the Company discontinued benefit accruals for certain Rocketdyne’s bargaining unit employees. Effective April 1, 2016, the Company will discontinue the benefit accrual for the remaining Rocketdyne’s bargaining unit employees.
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
Defined Contribution 401(k) Benefits
The Company sponsors a defined contribution 401(k) plan and participation in the plan is available to substantially all employees. The Company makes matching contributions in cash equal to 100% of the first 3% of the participants’ compensation contributed and 50% of the next 3% of the compensation contributed. The cost of the 401(k) plan was $24.9 million, $24.4 million, and $14.7 million in fiscal 2015, 2014, and 2013, respectively.

b.  Plan Results
Summarized below is the balance sheet impact of the Company’s pension benefits and medical and life insurance benefits. Pension benefits include the consolidated tax-qualified plan and the unfunded non-qualified plan for benefits provided to employees beyond those provided by the Company’s tax-qualified plan. Plan assets, benefit obligations, and the funded status of the plans were determined at November 30, 2015 and 2014 for fiscal 2015 and 2014, respectively.

	Pension Benefits		Medical and Life Insurance Benefits
	As of November 30,
	2015	2014	2015	2014
	(In millions)
Change in fair value of plan assets:
Fair value - beginning of year	$1,163.1	$1,249.2	$—	$—
(Loss) gain on plan assets	(64.2)	63.5	—	—
Employer contributions	1.3	1.2	4.8	5.3
Benefits paid (1)	(136.1)	(133.7)	(4.8)	(5.3)
Lump sum distributions (2)	—	(17.1)	—	—
Fair value - end of year	$964.1	$1,163.1	$—	$—
Change in benefit obligation:
Benefit obligation - beginning of year	$1,666.3	$1,538.6	$58.1	$66.6
Service cost	10.8	8.8	—	0.1
Interest cost	63.6	67.1	1.9	2.5
Plan amendments	2.5	—	—	—
Actuarial losses (gains)	(57.6)	202.6	(3.7)	(5.8)
Benefits paid	(136.1)	(133.7)	(4.8)	(5.3)
Lump sum distributions (2)	—	(17.1)	—	—
Benefit obligation - end of year (3)	$1,549.5	$1,666.3	$51.5	$58.1
Funded status of the plans	$(585.4)	$(503.2)	$(51.5)	$(58.1)
Amounts recognized in the consolidated balance sheets:
Postretirement medical and life insurance benefits, current	$—	$—	$(6.0)	$(6.4)
Postretirement medical and life insurance benefits, noncurrent	—	—	(45.5)	(51.7)
Pension liability, non-qualified current (component of other current liabilities)	(1.3)	(1.3)	—	—
Pension liability, non-qualified (component of other noncurrent liabilities)	(17.9)	(19.1)	—	—
Pension benefits, noncurrent	(566.2)	(482.8)	—	—
Net liability recognized in the consolidated balance sheets	$(585.4)	$(503.2)	$(51.5)	$(58.1)
__________

(1)	Benefits paid for medical and life insurance benefits are net of the Medicare Part D Subsidy of $0.2 million received in fiscal 2015 and 2014.

(2)	During fiscal 2014, the Company offered and distributed lump sum pension payouts to terminated vested participants in the pension plan with a lump sum present value of less than $25,000.

(3)	Pension benefit obligation includes $19.2 million and $20.4 million as of November 30, 2015 and 2014, respectively, for the non-qualified plan.
The accumulated benefit obligation for the defined benefit pension plans was $1,549.4 million and $1,666.0 million as of the November 30, 2015 and 2014 measurement dates, respectively.
Components of retirement benefit expense (income) are:

	Pension Benefits			Medical and Life Insurance Benefits
	Year Ended
	2015	2014	2013	2015	2014	2013
	(In millions)
Service cost	$10.8	$8.8	$6.3	$—	$0.1	$0.1
Interest cost on benefit obligation	63.6	67.1	61.0	1.9	2.5	2.4
Assumed return on plan assets (1)	(88.1)	(92.6)	(96.4)	—	—	—
Amortization of prior service credits	—	—	—	(1.1)	(0.9)	(0.9)
Amortization of net losses (gains)	84.0	54.4	94.6	(3.5)	(2.9)	(2.1)
	$70.3	$37.7	$65.5	$(2.7)	$(1.2)	$(0.5)
__________

(1)	The actual return and rate of return on plan assets are as follows:

	Year Ended
	2015	2014	2013
	(In millions, except rate of return)
Actual return on plan assets	$(64.2)	$63.5	$141.4
Actual rate of return on plan assets	(6.1)%	5.1%	11.8%
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

	Pension Benefits		Medical and Life Insurance Benefits
	2015	2014	2015	2014
Discount rate	4.26%	3.96%	3.87%	3.54%
Discount rate (benefit restoration plan)	4.32%	4.01%	*	*
Ultimate healthcare trend rate	*	*	5.00%	5.00%
Initial healthcare trend rate (pre 65/post 65)	*	*	7.00%	7.00%
Year ultimate rate attained (pre 65/post 65)	*	*	2021	2021
______

*	Not applicable
The Company used the following assumptions, calculated based on a weighted-average, to determine the periodic benefit expense (income) for the applicable fiscal year.

	Pension Benefits			Medical and Life Insurance Benefits
	2015	2014	2013	2015	2014	2013
Discount rate	3.96%	4.54%	3.68%	3.54%	3.98%	3.24%
Discount rate (benefit restoration plan)	4.01%	4.65%	3.77%	*	*	*
Expected long-term rate of return on plan assets	8.00%	8.00%	8.00%	*	*	*
Ultimate healthcare trend rate	*	*	*	5.00%	5.00%	5.00%
Initial healthcare trend rate (pre 65/post 65)	*	*	*	7.00%	8.50%	8.75%
Year ultimate rate attained (pre 65/post 65)	*	*	*	2021	2021	2021
______

*	Not applicable
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
The expected long-term rate of return on plan assets represents the rate of earnings expected in the funds invested, and funds to be invested, to provide for anticipated benefit payments to plan participants. The Company evaluated the plan’s historical investment performance, its current and expected asset allocation, and, with input from the Company’s external advisors, developed best estimates of future investment performance of the plan’s assets. Based on this analysis, the Company has assumed a long-term rate of return on plan assets of 8.0% for fiscal 2015. As of November 30, 2015, after evaluating the historical investment performance of plan assets, expected asset allocation, and recent input from the Company’s external advisors, the Company decided to change the long-term expected rate of return on plan assets from 8.0% to 7.0% effective December 1, 2015.
The Company reviews external data and its own historical trends for healthcare costs to determine the healthcare cost trend rates for the medical benefit plans. For fiscal 2015 medical benefit obligations, the Company assumed a 7.0% annual rate of increase for pre and post 65 participants in the per capita cost of covered healthcare claims with the rate decreasing over five years until reaching 5.0%.
A one percentage point change in the key assumptions would have the following effects on the projected benefit obligations as of November 30, 2015 and on expense for fiscal 2015:

	Pension Benefits and Medical and Life Insurance Benefits Discount Rate		Expected Long-term Rate of Return	Assumed Healthcare Cost Trend Rate
	Net Periodic Benefit Expense	Projected Benefit Obligation	Net Periodic Pension Benefit Expense	Net Periodic Medical and Life Insurance Benefit Expense	Accumulated Benefit Obligation
	(In millions)
1% decrease	$26.5	$166.1	$11.1	$(0.4)	$(1.3)
1% increase	(22.5)	(139.6)	(11.1)	0.4	1.5
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

2015 and 2014, by asset category, are as follows:

	As of November 30,
	2015	2014
Cash and cash equivalents	35%	18%
Equity securities	35	32
Fixed income	13	16
Real estate investments	—	2
Private equity holdings	7	9
Alternative investments	10	23
Total	100%	100%
The fair value of the Company’s pension plan assets and liabilities by asset category and by level were as follows:

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In millions)
November 30, 2015
Cash and cash equivalents	$101.5	$101.5	$—	$—
Equity securities:
Domestic equity securities	361.4	352.9	8.0	0.5
International equity securities	34.3	34.3	—	—
Derivatives:
Written options	0.2	0.2	—	—
Short sales	(62.8)	(62.8)	—	—
Fixed income:
Corporate debt securities	27.5	—	27.5	—
Asset-backed securities	96.9	—	96.9	—
Short sales	(3.2)	(2.5)	(0.7)	—
Real estate investments	0.7	—	—	0.7
Total assets at fair value	556.5	$423.6	$131.7	$1.2
Investment measured at NAV
Private equity holdings	62.8
Alternative investments	97.7
Common/collective trusts ("CCTs")	245.3
Total investments measured at NAV	405.8
Receivables	3.8
Payables	(2.0)
Total assets	$964.1

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In millions)
November 30, 2014
Cash and cash equivalents	$166.4	$166.4	$—	$—
Equity securities:
Domestic equity securities	418.5	412.0	6.5	—
International equity securities	43.3	43.3	—	—
Derivatives:
Purchased options	0.5	0.5	—	—
Written options	(0.6)	(0.6)	—	—
Short sales	(96.6)	(96.6)	—	—
Fixed income:
Corporate debt securities	86.0	1.0	84.7	0.3
Asset-backed securities	114.0	—	114.0	—
Short sales	(15.4)	(10.4)	(5.0)	—
Real estate investments	25.3	—	—	25.3
Total	741.4	$515.6	$200.2	$25.6
Investment measured at NAV
Private equity holdings	106.8
Alternative investments	267.7
CCTs	45.7
Total investments measured at NAV	420.2
Receivables	12.9
Payables	(11.4)
Total assets	$1,163.1
The following is a description of the significant investment strategies and valuation methodologies used for the investments measured at fair value, including the general classification of such investments pursuant to the valuation hierarchy. There have been no changes in the methodologies used at November 30, 2015 and 2014.
Cash and cash equivalents
Cash and cash equivalents are held in money market accounts or invested in Short-Term Investment Funds (“STIFs”). Cash and cash equivalents held in money market accounts are classified as Level 1 investments. STIFs are measured at NAV and included in CCTs as a reconciling item to the fair value tables above.
Equity securities
Equity securities are invested broadly in U.S. and non-U.S. companies in a variety of sectors and market capitalizations. These investments are comprised of common stocks, exchange-traded funds (“ETFs”), CCTs, derivatives and other investment vehicles. Common stocks and ETFs are stated at fair value as quoted on a recognized securities exchange and are valued at the last reported sales price on the last business day of the fiscal year and are classified as Level 1 investments. Derivatives include call and put options on common stocks or ETFs, which are all listed on an exchange and active market and classified as Level 1 investments. Short sales are short equity positions which are all listed on an exchange and active market and classified as Level 1 investments. Equity securities that are invested in common stock of private companies are priced using unobservable inputs and classified as Level 3 investments. CCTs invested in equity securities are measured at NAV and included as a reconciling item to the fair value tables above.
Fixed income securities
Fixed income securities are invested in a variety of instruments, including, but not limited to, corporate debt securities, CCTs, asset-backed securities, and other investment vehicles. Corporate debt securities are invested in corporate bonds or ETFs. ETFs are traded in an exchange and active market and classified as Level 1 investments. Corporate bonds that are valued at bid evaluations using observable and market-based inputs are classified as Level 2 investments. Corporate bonds that are priced by brokers using unobservable inputs are classified as Level 3 investments. Asset-backed securities, including government-backed mortgage securities, non-government-backed collateralized mortgage obligations, asset-backed securities, and commercial mortgage-backed securities, are valued at bid evaluations and are classified as Level 2 investments. Short sales are short fixed income positions which are classified as Level 1 investments if they are listed on an exchange and active market, and are classified as Level 2 investments if they are valued at bid evaluation using observable and market-based inputs. CCTs invested in fixed income securities are measured at NAV and included as a reconciling item to the fair value tables above.
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
Private equity holdings
Private equity holdings are primarily limited partnerships and fund-of-funds that mainly invest in U.S. and non-U.S. leveraged buyout, venture capital and special situation strategies. Generally, the individual investments within the partnerships or funds are valued at public market, private market, or appraised value. Private equity holdings are valued at total market value or NAV, which are estimated by investment managers using unobservable inputs such as extrapolated data, proprietary data, or indicative quotes and are and included as a reconciling item to the fair value tables above.
Alternative investments
Alternative investments primarily consist of multi-strategy hedge funds that invest across a range of equity and debt securities in a variety of industry sectors. Alternative investments are valued at NAV calculated by investment managers using unobservable inputs such as extrapolated data, proprietary data, or indicative quotes and are included as a reconciling item to the fair value tables above.
Changes in the fair value of the Level 3 investments were as follows:

	November 30, 2014	Unrealized Gains (Losses) on Plan Assets	Realized Gains (Losses) on Plan Assets	Purchases, Issuances, and Settlements	Transfers out of Level 3	November 30, 2015
	(In millions)
Equity securities:
Domestic equity securities	$—	$(0.3)	$—	$—	$0.8	$0.5
Fixed income:
Corporate debt securities	0.3	0.1	0.3	(0.7)	—	—
Real estate investments	25.3	0.2	—	(24.8)	—	0.7
Total	$25.6	$—	$0.3	$(25.5)	$0.8	$1.2

	November 30, 2013	Unrealized Gains (Losses) on Plan Assets	Realized Gains (Losses) on Plan Assets	Purchases, Issuances, and Settlements	November 30, 2014
	(In millions)
Equity securities:
Domestic equity securities	$0.3	$(0.3)	$—	$—	$—
Fixed income:
Corporate debt securities	0.4	(0.1)	—	—	0.3
Real estate investments	15.7	10.0	—	(0.4)	25.3
Total	$16.4	$9.6	$—	$(0.4)	$25.6

e.  Benefit Payments
The following presents estimated future benefit payments:

	Pension Benefit Payments	Medical and Life Insurance Benefits
Year Ending November 30,		Gross Benefit Payments	Medicare D Subsidy	Net Benefit Payments
	(In millions)
2016	$123.6	$6.3	$0.3	$6.0
2017	122.0	6.1	0.3	5.8
2018	119.9	5.8	0.3	5.5
2019	117.2	5.4	0.2	5.2
2020	114.5	5.1	0.2	4.9
Years 2021 - 2025	525.2	19.6	0.8	18.8

Note 9.	Commitments and Contingencies
a.  Lease Commitments and Income
The Company and its subsidiaries lease certain facilities, machinery and equipment, and office buildings under long-term, non-cancelable operating leases. The leases provide for renewal options ranging from one to fifteen years and require the Company to pay for utilities, insurance, taxes, and maintenance. Rent expense was $18.5 million in fiscal 2015, $23.7 million in fiscal 2014, and $20.1 million in fiscal 2013.
The Company also leases certain surplus facilities to third parties. The Company recorded lease income of $6.3 million in fiscal 2015, $6.2 million in fiscal 2014, and $5.7 million in fiscal 2013 related to these arrangements, which have been included in net sales.
The future minimum rental commitments under non-cancelable operating leases with initial or remaining terms of one year or more and lease revenue in effect as of November 30, 2015 were as follows:

Year Ending November 30,	Future Minimum Rental Commitments	Future Minimum Rental Income
	(In millions)
2016	$17.9	$4.3
2017	15.5	4.1
2018	11.8	3.9
2019	10.6	2.2
2020	9.8	—
Thereafter	26.5	—
	$92.1	$14.5
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
Asbestos Litigation
The Company has been, and continues to be, named as a defendant in lawsuits alleging personal injury or death due to exposure to asbestos in building materials, products, or in manufacturing operations. The majority of cases are pending in Texas and Illinois. There were 83 asbestos cases pending as of November 30, 2015.

Given the lack of any significant consistency to claims (i.e., as to product, operational site, or other relevant assertions) filed against the Company, the Company is unable to make a reasonable estimate of the future costs of pending claims or unasserted claims. Accordingly, no estimate of future liability has been accrued.
In 2011, Aerojet Rocketdyne received a letter demand from AMEC, plc, (“AMEC”) the successor entity to the 1981 purchaser of the business assets of Barnard & Burk, Inc., a former Aerojet Rocketdyne subsidiary, for Aerojet Rocketdyne to assume the defense of sixteen asbestos cases, involving 271 plaintiffs, pending in Louisiana, and reimbursement of over $1.7 million in past legal fees and expenses. AMEC is asserting that Aerojet Rocketdyne retained those liabilities when it sold the Barnard & Burk assets and agreed to indemnify the purchaser therefor. Under the relevant purchase agreement, the purchaser assumed only certain, specified liabilities relating to the operation of Barnard & Burk before the sale, with Barnard & Burk retaining all unassumed pre-closing liabilities, and Aerojet Rocketdyne agreed to indemnify the purchaser against unassumed liabilities that are asserted against it. Based on the information provided, Aerojet Rocketdyne declined to accept the liability and requested additional information from AMEC pertaining to the basis of the demand. On April 3, 2013, AMEC filed a complaint for breach of contract against Aerojet Rocketdyne in Sacramento County Superior Court, AMEC Construction Management, Inc. v. Aerojet-General Corporation, Case No. 342013001424718. AMEC contends it has incurred approximately $3.0 million in past legal fees and expenses. Aerojet Rocketdyne filed its answer to the complaint denying AMEC’s allegations as well as a cross-complaint against AMEC for breach of its obligations under the purchase agreement in addition to other claims for relief. Discovery is ongoing. Aerojet Rocketdyne’s motion for summary judgment heard on August 20, 2015 was granted, but the court also granted AMEC leave to amend its complaint. AMEC filed its amended complaint and Aerojet Rocketdyne re-filed its motion for summary judgment which is scheduled for hearing on March 9, 2016. The trial date has been rescheduled to April 11, 2016. As of November 30, 2015, the Company has accrued $0.2 million related to this matter. None of the expenditures related to this matter are recoverable from the U.S. government.
Securities Class Action
On February 11, 2016, a complaint was filed in the United States District Court, Central District of California, by Juliann Travis, purporting to represent a class of purchasers of the Company’s securities during the period from October 15, 2013 through February 1, 2016, against the Company, Eileen Drake, Kathleen Redd and Scott Seymour, Juliann Travis, Individually and on Behalf of All Others Similarly Situated, v. Aerojet Rocketdyne Holdings, Inc., Eileen P. Drake, Kathleen E. Redd, and Scott J. Seymour, Case No. 2:16-cv-00961. The complaint arises out of the announcement of the Restatement by the Company on February 1, 2016. The complaint asserts that the Company's securities traded at artificially inflated prices as a result of such misstatements and alleges a violation of Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder by all defendants, and a violation of Section 20(a) of the Exchange Act by the individual defendants, Drake, Redd and Seymour. The complaint seeks a determination that this matter is a proper class action and designating the plaintiff as the lead plaintiff and class representative, an award of compensatory damages in an amount to be determined at trial, an award of reasonable costs and expenses of trial, including counsel and expert fees, an award of rescission or a rescissory measure of damages and an award of such equitable/injunctive or other relief as deemed appropriate by the Court. The Company believes this action is without merit and intends to contest it vigorously.
Inflective, Inc. (“Inflective”) Litigation
On December 18, 2014, Inflective filed a complaint against Aerojet Rocketdyne and Kathleen E. Redd, individually, in the Superior Court of the State of California, Sacramento County, Inflective, Inc. v Aerojet Rocketdyne, Inc., Kathleen E. Redd, et al, Case No. 34-2014-00173068.  Inflective asserts in the complaint causes for breach of contract, breach of implied contract, false promise, inducing breach of contract, intentional interference with contractual relations, negligent interference with prospective economic relations, and intentional interference with prospective economic relations and is seeking damages in excess of $3.0 million, punitive damages, interest and attorney’s costs.  The complaint arises out of the Company’s implementation of ProjectOne, a company-wide enterprise resource planning (“ERP”) system, for which Inflective had been a consultant to the Company.  The Company believes the allegations are without merit and intends to contest this matter vigorously.  On February 6, 2015, Aerojet Rocketdyne and Ms. Redd filed a demurrer to the complaint seeking to have the complaint dismissed for failure to allege facts sufficient to support the causes of action therein.  On June 9, 2015, the Court sustained the demurrer in part and overruled the demurrer in part, with leave to amend.  On June 18, 2015, Inflective filed an amended complaint in which it reiterated all the causes of action dismissed by the Court.  On June 30, 2015, Aerojet Rocketdyne and Ms. Redd filed a demurrer and motion to strike seeking to have (a) all claims and references to a purported “finder’s fee” stricken from the case and (b) the causes of action against Ms. Redd for intentional and negligent interference with prospective business relations dismissed with prejudice.  On October 16, 2015, the Court sustained Aerojet Rocketdyne’s demurrer and motion to strike with respect to the “finder’s fee” claims, dismissing those claims with prejudice, but overruled Ms. Redd’s demurrer with respect to the causes of action asserted against her.  On October 26, 2015, Aerojet Rocketdyne and Ms. Redd answered the amended complaint and denied all material allegations therein.  At the same time, Aerojet Rocketdyne filed a Cross-Complaint against Plaintiff and its principal, Thomas Hensler, for breach of contract, intentional misrepresentation, negligent misrepresentation and negligence.  Inflective and Hensler have filed a demurrer to the intentional misrepresentation, negligent misrepresentation and negligence causes of action, leaving the breach of contract cause of action unchallenged.  Hearing on Inflective and Hensler’s demurrer is set for February 18, 2016.  Aerojet Rocketdyne believes its causes of action have merit and will prevail on the demurrer.
Separately, Satish Rachaiah, a former consultant on ProjectOne (working for Inflective), attempted to intervene in the action and assert claims against Aerojet Rocketdyne arising out of Aerojet Rocketdyne’s alleged interference with his employment with Inflective.  Mr. Rachaiah sought to assert claims against Aerojet Rocketdyne for intentional interference with contractual relations, intentional and negligent interference with prospective economic advantage, inducing breach of contract, intentional and negligent misrepresentation, and declaratory relief.  Aerojet Rocketdyne opposed intervention, and the Court ultimately denied Mr. Rachaiah’s motion to intervene.  After the Court denied Rachaiah’s motion to intervene, on December 30, 2015, Rachaiah filed a separate lawsuit in the Superior Court of the State of California, Sacramento County, Satish Rachaiah v. Aerojet Rocketdyne, Inc., Case No. 34-2015-00188516.  Rachaiah asserts the same claims in his separate lawsuit as he attempted to when he tried to intervene.  The Company believes Rachaiah’s allegations are without merit, and the Company intends to contest the matter vigorously.
The Company has not recorded any liability for either of these matters as of November 30, 2015.
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
Socorro
On May 12, 2015, a complaint for personal injuries, loss of consortium and punitive damages was filed by James Chavez, Andrew Baca, and their respective spouses, against Aerojet Rocketdyne and the Board of Regents of New Mexico Tech in the Seventh Judicial District, County of Socorro, New Mexico, James Chavez, et al., vs. Aerojet Rocketdyne, Inc., et al., Case No. D725CV201500047. Messrs. Chavez and Baca were employees of Aerotek, a contractor to Aerojet Rocketdyne, who were injured when excess energetic materials being managed by the Energetic Materials Research and Testing Center, a research division of New Mexico Tech, ignited in an unplanned manner. The complaint alleges causes of action based on negligence and negligence per se, strict liability, and willful, reckless and wanton conduct against Aerojet Rocketdyne, and seeks unspecified compensatory and punitive damages. The Company has filed its answer and discovery has commenced. The Company has alerted its insurance carriers of this action and on September 23, 2015, the Company tendered the defense of the case to Aerotek pursuant to Aerotek’s contract for services with Aerojet Rocketdyne. Aerotek has not yet provided its response. No liability for this matter has been recorded by the Company as of November 30, 2015.
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
As of November 30, 2015, the aggregate range of these anticipated environmental costs was $306.1 million to $457.4 million and the accrued amount was $306.1 million. See Note 9(d) for a summary of the environmental reserve activity. Of these accrued liabilities, approximately 98% relates to the Company’s U.S. government contracting business and a portion of this liability is recoverable. The significant environmental sites are discussed below. The balance of the accrued liabilities relates to other sites for which the Company’s obligations are probable and estimable.
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
Aerojet Rocketdyne is involved in various stages of soil and groundwater investigation, remedy selection, design, and remedy construction associated with the operable units. In 2002, the EPA issued a Unilateral Administrative Order (“UAO”) requiring Aerojet Rocketdyne to implement the EPA-approved remedial action in the Western Groundwater Operable Unit. An identical order was issued by the California Regional Water Quality Control Board, Central Valley (“Central Valley RWQCB”). On July 7, 2011, the EPA issued Aerojet Rocketdyne its Approval of Remedial Action Construction Completion Report for Western Groundwater Operable Unit and its Determination of Remedy as Operational and Functional. On September 20, 2011, the EPA issued two UAOs to Aerojet Rocketdyne to complete a remedial design and implement remedial action for the Perimeter Groundwater Operable Unit. One UAO addresses groundwater and the other addresses soils within the Perimeter Groundwater Operable Unit. Issuance of the UAOs is the next step in the superfund process for the Perimeter Groundwater Operable Unit. Aerojet Rocketdyne submitted a final Remedial Investigation Report for the Boundary Operable Unit in 2010 and a revised Feasibility Study for the Boundary Operable Unit in 2012. A Record of Decision was issued by the EPA on August 4, 2015. A draft Remedial Investigation Report for the Island Operable Unit was submitted in January 2013 and the Final Remedial Investigation Report was issued on September 3, 2015. A portion of the Island Operable Unit, Area 40, a portion of which is related to the Hillsborough sale, is being handled separately and Aerojet Rocketdyne anticipates submitting a draft Feasibility Study to the agencies in the first quarter of fiscal 2016. The remaining operable units are under various stages of investigation.
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
As of November 30, 2015, the estimated range of anticipated costs discussed above for the Sacramento, California site was $153.0 million to $253.0 million and the accrued amount was $153.0 million included as a component of the Company’s environmental reserves. Expenditures associated with this matter are partially recoverable. See Note 9(d) below for further discussion on recoverability.
Baldwin Park Operable Unit (“BPOU”)
As a result of its former Azusa, California operations, in 1994 Aerojet Rocketdyne was named a PRP by the EPA in the area of the San Gabriel Valley Basin superfund site known as the BPOU. Between 1995 and 1997, the EPA issued Special

Notice Letters to Aerojet Rocketdyne and eighteen other companies requesting that they implement a groundwater remedy. On June 30, 2000, the EPA issued a UAO ordering the PRPs to implement a remedy consistent with the 1994 record of decision. Aerojet Rocketdyne, along with seven other PRPs (the "Cooperating Respondents”) signed a Project Agreement in late March 2002 with the San Gabriel Basin Water Quality Authority, the Main San Gabriel Basin Watermaster, and five water companies (the “Water Entities”). The Project Agreement, which has a term of fifteen years, became effective May 9, 2002 and will terminate in May 2017. In November 2014, the EPA met with representatives from the Cooperating Respondents regarding the end of the Project Agreement and plans for discussions with the Water Entities. The EPA, the Water Entities and Aerojet Rocketdyne and the other Cooperating Respondents have begun settlement discussions regarding the expiration of the Project Agreement in 2017 and the path forward. Discussions have occurred over the summer of 2015 and on September 10, 2015, the parties, including the EPA, met to discuss progress including a new Project Agreement to commence in 2017. At this meeting, Aerojet Rocketdyne and the other Cooperating Respondents proposed a new Project Agreement term limit. That proposal was rejected by the EPA and the Water Entities which want a longer term. Negotiations are ongoing. Pursuant to the Project Agreement, the Cooperating Respondents fund through an escrow account the capital, operational, maintenance, and administrative costs of certain treatment and water distribution facilities to be owned and operated by the water companies. There are also provisions in the Project Agreement for maintaining financial assurance.
Aerojet Rocketdyne and the other Cooperating Respondents entered into an interim allocation agreement, which was renewed effective March 28, 2014, that establishes the interim payment obligations, subject to final reallocation, of the Cooperating Respondents for the costs incurred pursuant to the Project Agreement. Under the interim allocation, Aerojet Rocketdyne is responsible for approximately 70% (increased from approximately 68%) of all project costs. Since entering into the Project Agreement, two of the Cooperating Respondents, Huffy Corporation, and Fairchild Corporation (“Fairchild”), have filed for bankruptcy and are no longer participating in the Project Agreement. The interim allocation accounted for their shares. On September 30, 2014, another of the Cooperating Respondents, Reichhold, Inc. ("Reichhold"), filed for bankruptcy under Chapter 11. Reichhold has stopped paying and Aerojet Rocketdyne increased its contribution for its portion of Reichhold’s share of the financial assurance. Aerojet Rocketdyne and the remaining Cooperating Respondents are completing a final allocation agreement under which Aerojet Rocketdyne’s share of the costs will be 74% provided that Aerojet Rocketdyne assumes the Reichhold share and all currently funding parties participate in the allocation beyond the expiration of the current agreement.
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
As of November 30, 2015, the estimated range of anticipated costs was $140.1 million to $183.9 million and the accrued amount was $140.1 million included as a component of the Company’s environmental reserves. The primary reason for the increase in the reserve related to BPOU is to reflect the anticipated costs through the term of a new Project Agreement, and the amount accrued is based on the proposal by Aerojet Rocketdyne. There can be no assurance that the term of the new Project Agreement will not be longer than proposed by the Company and, if so, the Company may be required to make an additional accrual to reflect the longer time period. Expenditures associated with this matter are partially recoverable. See Note 9(d) below for further discussion on recoverability.
Wabash, Indiana Site
The Company owned and operated a former rubber processing plant in Wabash, Indiana from 1937 to 2004. Pursuant to a request from the Indiana Department of Environmental Management (“IDEM”), the Company conducted an initial site investigation of the soil and groundwater at the site and a report was submitted to IDEM. By letter of June 11, 2014, IDEM directed the Company to conduct additional investigation of the site, including a vapor intrusion investigation in areas in and around the site where trichloroethene levels in groundwater were found to exceed screening levels for vapor intrusion. Vapor mitigation systems were installed in one residence and one business where indoor air screening levels were exceeded and efforts are ongoing to install mitigation systems at a third location.  The Company is conducting further investigations of the site in accordance with the IDEM request and approved work plan. The Company sent demands to other former owners/operators of the site to participate in the site work, but no party has agreed to participate as of yet. As of November 30, 2015, the estimated range of the Company's share of anticipated costs for the Wabash, Indiana site was $0.3 million to $0.8 million and the accrued amount was $0.3 million. None of the expenditures related to this matter are recoverable from the U.S. government.
d. Environmental Reserves and Estimated Recoveries
Environmental Reserves
The Company reviews on a quarterly basis estimated future remediation costs and has an established practice of estimating environmental remediation costs over a fifteen year period, except for those environmental remediation costs with a specific contractual term. Environmental liabilities at the BPOU site are currently estimated through the term of a new Project Agreement as proposed by Aerojet Rocketdyne and the other Cooperating Respondents, which the Water Entities and the EPA have rejected. There can be no assurance that the term of the new Project Agreement will not be longer than the term the Company estimated and, if so, the Company may be required to make an additional accrual to reflect the longer term. As the period for which estimated environmental remediation costs lengthens, the reliability of such estimates decreases. These estimates consider the investigative work and analysis of engineers, outside environmental consultants, and the advice of legal staff regarding the status and anticipated results of various administrative and legal proceedings. In most cases, only a range of reasonably possible costs can be estimated. In establishing the Company’s reserves, the most probable estimate is used when determinable; otherwise, the minimum amount is used when no single amount in the range is more probable. Accordingly, such estimates can change as the Company periodically evaluates and revises these estimates as new information becomes available. The Company cannot predict whether new information gained as projects progress will affect the estimated liability accrued. The timing of payment for estimated future environmental costs is influenced by a number of factors such as the regulatory approval process, and the time required to design, construct, and implement the remedy.
A summary of the Company’s environmental reserve activity is shown below:

	Aerojet Rocketdyne- Sacramento	Aerojet Rocketdyne- BPOU	Other Aerojet Rocketdyne Sites	Total Aerojet Rocketdyne	Other	Total Environmental Reserve
	(In millions)
November 30, 2012	$140.5	$31.2	$10.8	$182.5	$7.0	$189.5
Additions	9.8	5.1	0.1	15.0	3.8	18.8
Expenditures	(22.3)	(9.4)	(2.7)	(34.4)	(2.6)	(37.0)
November 30, 2013	128.0	26.9	8.2	163.1	8.2	171.3
Additions	24.0	4.5	3.3	31.8	1.9	33.7
Expenditures	(21.6)	(9.7)	(3.4)	(34.7)	(4.3)	(39.0)
November 30, 2014	130.4	21.7	8.1	160.2	5.8	166.0
Additions	44.3	129.7	2.0	176.0	0.6	176.6
Expenditures	(21.7)	(11.3)	(2.3)	(35.3)	(1.2)	(36.5)
November 30, 2015	$153.0	$140.1	$7.8	$300.9	$5.2	$306.1
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

Pre-Close Environmental Costs	$20.0
Amount spent through November 30, 2015	(18.5)
Amount included as a component of reserves for environmental remediation costs in the consolidated balance sheet as of November 30, 2015	(1.5)
Remaining Pre-Close Environmental Costs	$—
The Company expects that the cumulative clean-up costs will exceed $20 million in fiscal 2017 after which ARC will be responsible for such costs due to contamination existing at the time of the acquisition and still requiring remediation and monitoring.

Estimated Recoveries
On January 12, 1999, Aerojet Rocketdyne and the U.S. government implemented the October 1997 Agreement in Principle (“Global Settlement”) resolving certain prior environmental and facility disagreements, with retroactive effect to December 1, 1998. Under the Global Settlement, Aerojet Rocketdyne and the U.S. government resolved disagreements about an appropriate cost-sharing ratio with respect to the clean-up costs of the environmental contamination at the Sacramento and the former Azusa sites. The Global Settlement cost-sharing ratio does not have a defined term over which costs will be recovered. Additionally, in conjunction with the sale of the EIS business in 2001, Aerojet Rocketdyne entered into an agreement with Northrop (the “Northrop Agreement”) whereby Aerojet Rocketdyne is reimbursed by Northrop for a portion of environmental expenditures eligible for recovery under the Global Settlement, subject to an annual and a cumulative limitation. The current annual billing limitation to Northrop is $6.0 million.
Most of the environmental costs are incurred by the Company's Aerospace and Defense segment, and certain of these future costs are allowable to be included in the Company’s contracts with the U.S. government and allocable to Northrop until the cumulative expenditure limitation is reached. The Company currently estimates approximately 24% of its Aerospace and Defense segment environmental costs will not likely be reimbursable and are expensed to the consolidated statements of operations.
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
Pursuant to the Northrop Agreement, environmental expenditures to be reimbursed are subject to annual limitations and the total reimbursements are limited to a ceiling of $189.7 million. A summary of the Northrop Agreement activity is shown below (in millions):

Total reimbursable costs under the Northrop Agreement	$189.7
Amount reimbursed to the Company through November 30, 2015	(113.2)
Potential future cost reimbursements available	76.5
Receivable from Northrop in excess of the annual limitation included in the consolidated balance sheet as of November 30, 2015	(68.7)
Potential future recoverable amounts available under the Northrop Agreement	$7.8
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

	Year Ended
	2015	2014	2013
	(In millions)
Estimated recoverable amounts under U.S. government contracts and Northrop	$159.3	$22.9	$10.4
Charge to consolidated statement of operations	17.3	10.8	8.4
Total environmental reserve additions	$176.6	$33.7	$18.8
e.  Arrangements with Off-Balance Sheet Risk
As of November 30, 2015, arrangements with off-balance sheet risk consisted of:

•
$44.1 million in outstanding commercial letters of credit expiring through April 2016, the majority of which may be renewed, primarily to collateralize obligations for environmental remediation and insurance coverage.

•	$45.5 million in outstanding surety bonds to primarily satisfy indemnification obligations for environmental remediation coverage.

•	Up to $120.0 million aggregate in guarantees by the Company of Aerojet Rocketdyne’s obligations to U.S. government agencies for environmental remediation activities.

•	Guarantees, jointly and severally, by the Company’s material domestic subsidiaries of their obligations under the Senior Credit Facility and 7 1/8% Notes.
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

Note 10.	Stockholders’ (Deficit) Equity
a.  Preference Stock
As of November 30, 2015 and 2014, 15.0 million shares of preferred stock were authorized and none were issued or outstanding.
b.  Common Stock
As of November 30, 2015, the Company had 150.0 million authorized shares of common stock, par value $0.10 per share, of which 62.9 million shares were issued and outstanding, and 22.9 million shares were reserved for future issuance for the exercise of stock options (seven and ten year contractual life) and restricted stock (no maximum contractual life), payment of awards under stock-based compensation plans, and conversion of the Company’s Notes. See Note 4(l) for information about the Company’s redeemable common stock.
c.  Treasury Stock
During fiscal 2014, the Company repurchased 3.5 million of its common shares at a cost of $64.5 million. The Company reflects stock repurchases in its financial statements on a “settlement” basis.
d.  Stock-based Compensation
Total stock-based compensation expense by type of award was as follows:

	Year Ended
	2015	2014	2013
	(In millions)
SARS	$1.8	$(3.2)	$9.4
Restricted stock, service based	5.6	4.3	2.3
Restricted stock, performance based	0.1	4.3	2.1
Employee stock purchase plan ("ESPP")	0.3	—	—
Stock options	0.8	0.3	0.3
Total stock-based compensation expense	$8.6	$5.7	$14.1
Stock Appreciation Rights: As of November 30, 2015, a total of 0.8 million SARS were outstanding under the 1999 Equity and Performance Incentive Plan (“1999 Plan”) and 2009 Equity and Performance Incentive Plan (“2009 Plan”). SARS granted to employees generally vest in one-third increments at one year, two years, and three years from the date of grant and have a ten year contractual life under the 1999 Plan and a seven year contractual life under the 2009 Plan. SARS granted to directors of the Company typically vest over a one year service period (half after six months and half after one year) and have a ten year contractual life under the 1999 Plan and a seven year contractual life under the 2009 Plan. These awards are similar to the Company’s employee stock options, but are settled in cash rather than in shares of common stock, and are classified as liability awards. Compensation cost for these awards is determined using a fair-value method and remeasured at each reporting date until the date of settlement. Stock-based compensation expense recognized is based on SARS ultimately expected to vest, and therefore it has been reduced for estimated forfeitures.

A summary of the status of the Company’s SARS as of November 30, 2015 and changes during fiscal 2015 is presented below:

	SARS (In millions)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (In millions)
Outstanding at November 30, 2014	1.3	$10.84
Exercised	(0.4)	13.24
Canceled	(0.1)	18.64
Outstanding at November 30, 2015	0.8	$8.70	2.1	$7.4
Exercisable at November 30, 2015	0.8	$8.67	2.1	$7.3
The weighted average grant date fair value for SARS granted in fiscal 2013 was $12.08. No SARS were granted in fiscal 2015 and 2014. The total intrinsic value for SARS liabilities paid in fiscal 2015 and 2014 was $3.3 million and $1.0 million, respectively. As of November 30, 2015, there was less than $0.1 million of total stock-based compensation related to nonvested SARS. That cost is expected to be recognized over an estimated weighted-average amortization period of 4 months.
Restricted Stock, service-based: As of November 30, 2015, a total of 0.5 million shares of service-based restricted stock were outstanding which vest based on years of service under the 2009 Plan. Restricted shares are granted to key employees and directors of the Company. The fair value of the restricted stock awards was based on the closing market price of the Company’s common stock on the date of award and is being amortized on a straight line basis over the service period. Stock-based compensation expense recognized is based on service-based restricted stock ultimately expected to vest, and therefore it has been reduced for estimated forfeitures.
The following is summary of the status of the Company’s service-based restricted stock as of November 30, 2015 and changes during fiscal 2015:

	Service Based Restricted Stock (In millions)	Weighted Average Grant Date Fair Value
Outstanding at November 30, 2014	0.7	$13.80
Granted	0.2	20.70
Vested	(0.3)	20.90
Canceled	(0.1)	16.94
Outstanding at November 30, 2015	0.5	$18.22
Expected to vest at November 30, 2015	0.4	$18.23
As of November 30, 2015, there was $4.3 million of total stock-based compensation related to nonvested service-based restricted stock. That cost is expected to be recognized over an estimated weighted-average amortization period of 16 months. The intrinsic value of the service-based restricted stock outstanding and expected to vest at November 30, 2015 was $8.3 million and $8.0 million, respectively. The weighted average grant date fair values for service-based restricted stock granted in fiscal 2014 and 2013 was $17.22 and $15.47, respectively.
Restricted Stock, performance-based: As of November 30, 2015, a total of 1.0 million shares of performance-based restricted shares were outstanding under the 2009 Plan. The performance-based restricted stock vests if the Company meets various operations and earnings targets set by the Organization & Compensation Committee of the Board. The fair value of the performance-based restricted stock awards was based on the closing market price of the Company’s common stock on the date of award and is being amortized over the estimated service period to achieve the operations and earnings targets. Stock-based compensation expense recognized for all years presented is based on performance-based restricted stock ultimately expected to vest, and therefore it has been reduced for estimated forfeitures.

The following is a summary of the status of the Company’s performance-based restricted stock as of November 30, 2015 and changes during fiscal 2015:

	Performance Based Restricted Stock (In millions)	Weighted Average Grant Date Fair Value
Outstanding at November 30, 2014	1.2	$14.67
Granted	0.6	21.33
Vested	(0.4)	17.69
Canceled	(0.4)	18.63
Outstanding at November 30, 2015	1.0	$18.89
Expected to vest at November 30, 2015	0.4	$19.09
As of November 30, 2015, there was $4.7 million of total stock-based compensation related to nonvested performance-based restricted stock. That cost is expected to be recognized over an estimated weighted-average amortization period of 15 months. The intrinsic value of the performance-based restricted stock outstanding and expected to vest at November 30, 2015 was $17.6 million and $7.1 million, respectively. The weighted average grant date fair values for performance-based restricted stock granted in fiscal 2014 and 2013 was $17.25 and $17.44, respectively.
Employee Stock Purchase Plan: The ESPP initially offered in fiscal 2015 enables eligible employees the opportunity to purchase the Company’s common stock at a price not less than 85% of the fair market value of the common stock on the last day of the respective offering period. A maximum of 1.5 million shares are authorized for issuance under the ESPP under the 2009 Plan. During fiscal 2015, 0.1 million shares were issued under the ESPP at an average price of $20.61 per share.
Stock Options: As of November 30, 2015, a total of 0.6 million stock options were outstanding under the 1999 Plan and 2009 Plan. The 2009 stock option grants are primarily performance-based and vest if the Company meets various operations and earnings targets set by the Organization & Compensation Committee of the Board of Directors. The fair value is being amortized over the estimated service period to achieve the operations and earnings targets.
A summary of the status of the Company’s stock options as of November 30, 2015 and changes during fiscal 2015 is presented below:

	Stock Options (In millions)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Intrinsic Value (In millions)
Outstanding at November 30, 2014	0.7	$6.64
Granted	0.2	23.04
Exercised	(0.2)	4.88
Canceled	(0.1)	22.38
Outstanding at November 30, 2015	0.6	$12.29	3.8	$4.4
Exercisable at November 30, 2015	0.4	$7.50	2.7	$4.4
Expected to vest at November 30, 2015	0.2	$23.02	6.3	$—

The total intrinsic value for options exercised in fiscal 2015, 2014, 2013 was $3.9 million, $0.5 million, $0.6 million, respectively. The weighted average grant date fair value for stock options granted in fiscal 2014 was $10.33. No stock options were granted during fiscal 2013.
The following table summarizes the range of exercise prices and weighted-average exercise prices for options outstanding as of November 30, 2015 under the Company’s stock option plans:

		Outstanding
Year Granted	Range of Exercise Prices	Stock Options Outstanding (In millions)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)
2009	$4.54	0.1	$4.54	3.6
2010	$4.91 - $7.14	0.1	$6.13	1.5
2011	$6.01	0.1	$6.01	2.3
2014	$16.59 - $17.27	0.1	$17.03	5.3
2015	$20.48 - $23.06	0.2	$23.02	6.3
		0.6

Valuation Assumptions
The fair value of stock options was estimated using a Black-Scholes Model with the following weighted average assumptions:

	Year Ended
	2015	2014
Expected life (in years)	7.0	7.0
Volatility	58.06%	58.92%
Risk-free interest rate	1.94%	2.27%
The fair value of SARS was estimated using a Black-Scholes Model with the following weighted average assumptions:

	Year Ended
	2015	2014	2013
Expected life (in years)	2.1	2.6	3.6
Volatility	34.00%	28.00%	44.3%
Risk-free interest rate	0.94%	0.75%	0.84%
Expected Term: The Company’s expected term represents the period that the Company’s stock-based awards are expected to be outstanding and was determined based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards and vesting schedules.
Expected Volatility: The fair value of stock-based payments was determined using the Black-Scholes Model with a volatility factor based on the Company’s historical stock prices. The range of expected volatility used in the Black-Scholes Model was 30% to 50% as of November 30, 2015.
Expected Dividend: The Black-Scholes Model requires a single expected dividend yield as an input. The Senior Credit Facility restricts the payment of dividends and the Company does not anticipate paying cash dividends in the foreseeable future. Accordingly, the Company did not apply an expected dividend yield to the Black-Scholes Model for all periods presented.
Risk-Free Interest Rate: The Company bases the risk-free interest rate used in the Black-Scholes Model on the implied yield currently available on U.S. Treasury zero-coupon issues with an equivalent remaining term. The range of risk-free interest rates used in the Black-Scholes Model was 0.21% to 1.55% as of November 30, 2015.
Estimated Pre-vesting Forfeitures: When estimating forfeitures, the Company considers historical terminations as well as anticipated retirements.

Note 11.     Operating Segments and Related Disclosures, (As Restated for fiscal 2014 and 2013)
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
Customers that represented more than 10% of net sales for the periods presented are as follows:

	Year Ended
	2015	2014	2013
Lockheed Martin	29%	28%	23%
Raytheon	20	17	33
ULA	19	25	18
NASA	11	11	*
________
 * Less than 10%
Selected financial information for each reportable segment is as follows:

	Year Ended
	2015	2014	2013
	(In millions)
Net Sales:
Aerospace and Defense	$1,660.0	$1,596.0	$1,372.4
Real Estate	48.3	6.2	5.7
Total Net Sales	$1,708.3	$1,602.2	$1,378.1
Segment Performance:
Aerospace and Defense	$165.7	$148.6	$138.1
Environmental remediation provision adjustments	(16.6)	(8.8)	(4.6)
Retirement benefit expense	(50.2)	(25.2)	(44.2)
Unusual items	(50.0)	(0.9)	(1.6)
Aerospace and Defense Total	48.9	113.7	87.7
Real Estate	34.4	4.2	3.8
Total Segment Performance	$83.3	$117.9	$91.5
Reconciliation of segment performance to loss from continuing operations before income taxes:
Segment performance	$83.3	$117.9	$91.5
Interest expense	(50.4)	(52.7)	(48.7)
Interest income	0.3	0.1	0.2
Stock-based compensation expense	(8.6)	(5.7)	(14.1)
Corporate retirement benefit expense	(17.4)	(11.3)	(20.8)
Corporate and other	(22.1)	(20.5)	(20.9)
Unusual items	(1.9)	(60.8)	(22.9)
Loss from continuing operations before income taxes	$(16.8)	$(33.0)	$(35.7)
Aerospace and Defense	$36.8	$43.1	$63.2
Real Estate	—	—	—
Corporate	—	0.3	—
Capital Expenditures	$36.8	$43.4	$63.2
Aerospace and Defense	$64.4	$63.0	$42.8
Real Estate	0.7	0.7	0.7
Corporate	—	—	—
Depreciation and Amortization	$65.1	$63.7	$43.5

	As of November 30,
	2015	2014
	(In millions)
Assets:
Aerospace and Defense (1)	$1,580.2	$1,432.1
Real Estate	124.4	120.5
Identifiable assets	1,704.6	1,552.6
Corporate	330.3	366.0
Total Assets	$2,034.9	$1,918.6
 _________

(1)
The Aerospace and Defense operating segment had $158.1 million of goodwill as of November 30, 2015 and 2014. In addition, as of November 30, 2015 and 2014 intangible assets balances (other than goodwill) were $108.8 million and $122.2 million, respectively, in the Aerospace and Defense operating segment.

Note 12.     Cost Reduction Plan
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
The costs of the Restructuring Plan - Phase I of $3.0 million related to the acquisition of the Rocketdyne Business, as of November 30, 2014, have been capitalized and recorded in other noncurrent assets in the consolidated balance sheet. See Note 4(g) for a discussion of the capitalization of such costs.
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
During the second quarter of fiscal 2015, the Company initiated a competitive improvement program (the “CIP”) comprised of activities and initiatives aimed at reducing costs in order for the Company to continue to compete successfully. The CIP is composed of three major components: (i) facilities optimization and footprint reduction; (ii) product affordability; and (iii) reduced administrative and overhead costs. Under the CIP, the Company expects an estimated 500 headcount reduction in its total employee population. The Company currently estimates that it will incur restructuring and related costs over the next four years totaling approximately $110 million. A summary of the Company's CIP reserve activity in fiscal 2015 is shown below:

	Severance	Retention	Total
	(In millions)
February 28, 2015	$—	$—	$—
Accrual established	12.9	2.7	15.6
Payments	(1.8)	—	(1.8)
November 30, 2015	$11.1	$2.7	$13.8
The costs associated with the CIP will be a component of the Company’s U.S. government forward pricing rates, and therefore, will be recovered through the pricing of the Company’s products and services to the U.S. government. In addition to the employee-related CIP obligations, the Company incurred non-cash accelerated depreciation expense of $0.8 million in fiscal 2015 associated with changes in the estimated useful life of long-lived assets impacted by the CIP.
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

Note 13.	Quarterly Financial Data (Unaudited)
As discussed in Note 2, the Company has restated its consolidated financial statements for fiscal 2014 and 2013 and its unaudited quarterly financial information for the first three quarters in fiscal 2015 and each of the quarters in fiscal 2014. The quarterly unaudited financial results presented in the table below reflect the impact of the restatement adjustments.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	As Restated	As Restated	As Restated
	(In millions, except per share amounts)
2015
Net sales	$323.0	$457.8	$441.0	$486.5
Cost of sales (exclusive of items shown separately on Statement of Operations)	285.4	372.7	373.1	428.3
(Loss) income from continuing operations before income taxes	(9.3)	37.2	(60.2)	15.5
(Loss) income from continuing operations	(3.5)	17.3	(38.5)	7.6
Income from discontinued operations, net of income taxes	0.2	—	0.6	0.1
Net (loss) income	(3.3)	17.3	(37.9)	7.7
Basic (loss) income per share from continuing operations	(0.06)	0.28	(0.62)	0.12
Basic income per share from discontinued operations, net of income taxes	—	—	0.01	—
Basic net (loss) income per share	(0.06)	0.28	(0.61)	0.12
Diluted (loss) income per share from continuing operations	(0.06)	0.25	(0.62)	0.12
Diluted income per share from discontinued operations, net of income taxes	—	—	0.01	—
Diluted net (loss) income per share	$(0.06)	$0.25	$(0.61)	$0.12

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In millions, except per share amounts)
2014, As Restated
Net sales	$331.6	$406.6	$420.4	$443.6
Cost of sales (exclusive of items shown separately on Statement of Operations)	287.5	369.0	375.8	373.9
(Loss) income from continuing operations before income taxes	(0.2)	(48.2)	(11.2)	26.6
(Loss) income from continuing operations	(2.2)	(48.4)	(10.7)	12.0
(Loss) income from discontinued operations, net of income taxes	—	(0.8)	0.2	(0.1)
Net (loss) income	(2.2)	(49.2)	(10.5)	11.9
Basic (loss) income per share from continuing operations	(0.04)	(0.84)	(0.19)	0.20
Basic loss per share from discontinued operations, net of income taxes	—	(0.01)	—	—
Basic net (loss) income per share	(0.04)	(0.85)	(0.19)	0.20
Diluted (loss) income per share from continuing operations	(0.04)	(0.84)	(0.19)	0.18
Diluted loss per share from discontinued operations, net of income taxes	—	(0.01)	—	—
Diluted net (loss) income per share	$(0.04)	$(0.85)	$(0.19)	$0.18

Note 14.	Unusual Items
Total unusual items expense, a component of other expense, net in the consolidated statements of operations was as follows:

	Year Ended
	2015	2014	2013
	(In millions)
Aerospace and Defense:
Loss (gain) on legal matters and settlements	$50.0	$0.9	$(1.0)
Rocketdyne Business acquisition related costs	—	—	2.6
Aerospace and defense unusual items	50.0	0.9	1.6
Corporate:
Rocketdyne Business acquisition related costs	—	—	17.4
Loss on debt repurchased	1.9	60.6	5.0
Loss on legal settlement	—	—	0.5
Loss on bank amendment	—	0.2	—
Corporate unusual items	1.9	60.8	22.9
Total unusual items	$51.9	$61.7	$24.5
Fiscal 2015 Activity:
The Company recorded an expense of $50.0 million associated with a legal settlement. See Note 9(b).
The Company retired $76.0 million principal amount of its delayed draw term loan resulting in $1.9 million of losses associated with the write-off of deferred financing fees.
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
The Company recorded ($1.0) million for realized gains net of interest associated with the failure to register with the SEC the issuance of certain of the Company’s common shares under the defined contribution 401(k) employee benefit plan.
The Company incurred expenses of $20.0 million, including internal labor costs of $1.4 million, related to the Rocketdyne Business acquisition in fiscal 2013.
A summary of the Company’s loss on the 4 1/16% Debentures repurchased is as follows (in millions):

Principal amount repurchased	$5.2
Cash repurchase price	(10.1)
Write-off of deferred financing costs	(0.1)
Loss on 4 1/16% Debentures repurchased	$(5.0)

Note 15.	Condensed Consolidating Financial Information, (As Restated for fiscal 2014 and 2013)
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

Condensed Consolidating Statements of Operations and Comprehensive (Loss) Income

Year ended fiscal 2015	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
	(In millions)
Net sales	$—	$1,667.7	$40.6	$—	$1,708.3
Cost of sales (exclusive of items shown separately below)	—	1,462.6	29.6	(0.6)	1,491.6
Selling, general and administrative	23.8	23.4	1.8	—	49.0
Depreciation and amortization	0.1	64.0	1.0	—	65.1
Interest expense	48.0	2.4	—	—	50.4
Other, net	12.4	58.0	(2.0)	0.6	69.0
(Loss) income from continuing operations before income taxes	(84.3)	57.3	10.2	—	(16.8)
Income tax (benefit) provision	(31.1)	27.5	3.9	—	0.3
(Loss) income from continuing operations	(53.2)	29.8	6.3	—	(17.1)
Income from discontinued operations	0.9	—	—	—	0.9
(Loss) income before equity income of subsidiaries	(52.3)	29.8	6.3	—	(16.2)
Equity income of subsidiaries	36.1	—	—	(36.1)	—
Net (loss) income	$(16.2)	$29.8	$6.3	$(36.1)	$(16.2)
Comprehensive (loss) income	$(24.2)	$21.9	$6.3	$(28.2)	$(24.2)

Year ended fiscal 2014, As Restated	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
	(In millions)
Net sales	$—	$1,575.7	$26.5	$—	$1,602.2
Cost of sales (exclusive of items shown separately below)	—	1,382.8	23.9	(0.5)	1,406.2
Selling, general and administrative	12.8	23.8	1.6	—	38.2
Depreciation and amortization	0.1	62.5	1.1	—	63.7
Interest expense	50.1	2.6	—	—	52.7
Other, net	59.1	18.5	(3.7)	0.5	74.4
(Loss) income from continuing operations before income taxes	(122.1)	85.5	3.6	—	(33.0)
Income tax (benefit) provision	(8.3)	22.9	1.7	—	16.3
(Loss) income from continuing operations	(113.8)	62.6	1.9	—	(49.3)
Loss from discontinued operations	(0.7)	—	—	—	(0.7)
(Loss) income before equity income of subsidiaries	(114.5)	62.6	1.9	—	(50.0)
Equity income of subsidiaries	64.5	—	—	(64.5)	—
Net (loss) income	$(50.0)	$62.6	$1.9	$(64.5)	$(50.0)
Comprehensive (loss) income	$(155.4)	$(25.0)	$1.9	$23.1	$(155.4)

Year ended fiscal 2014, As Reported	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
	(In millions)
Net sales	$—	$1,570.9	$26.5	$—	$1,597.4
Cost of sales (exclusive of items shown separately below)	—	1,384.7	23.9	(0.5)	1,408.1
Selling, general and administrative	12.6	23.7	1.6	—	37.9
Depreciation and amortization	0.1	62.5	1.1	—	63.7
Interest expense	50.1	2.6	—	—	52.7
Other, net	59.1	18.5	(3.7)	0.5	74.4
(Loss) income from continuing operations before income taxes	(121.9)	78.9	3.6	—	(39.4)
Income tax (benefit) provision	(8.4)	19.6	1.7	—	12.9
(Loss) income from continuing operations	(113.5)	59.3	1.9	—	(52.3)
Loss from discontinued operations	(0.7)	—	—	—	(0.7)
(Loss) income before equity income of subsidiaries	(114.2)	59.3	1.9	—	(53.0)
Equity income of subsidiaries	61.2	—	—	(61.2)	—
Net (loss) income	$(53.0)	$59.3	$1.9	$(61.2)	$(53.0)
Comprehensive (loss) income	$(164.8)	$(33.3)	$1.9	$31.4	$(164.8)

Year ended fiscal 2013, As Restated	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
	(In millions)
Net sales	$—	$1,349.7	$28.4	$—	$1,378.1
Cost of sales (exclusive of items shown separately below)	—	1,211.0	23.9	(0.6)	1,234.3
Selling, general and administrative	31.1	21.2	1.3	—	53.6
Depreciation and amortization	0.1	42.3	1.1	—	43.5
Interest expense	46.2	2.5	—	—	48.7
Other, net	32.8	2.9	(2.6)	0.6	33.7
(Loss) income from continuing operations before income taxes	(110.2)	69.8	4.7	—	(35.7)
Income tax benefit	(81.8)	(106.3)	(10.3)	—	(198.4)
(Loss) income from continuing operations	(28.4)	176.1	15.0	—	162.7
Income from discontinued operations	0.2	—	—	—	0.2
(Loss) income before equity income of subsidiaries	(28.2)	176.1	15.0	—	162.9
Equity income of subsidiaries	191.1	—	—	(191.1)	—
Net income	$162.9	$176.1	$15.0	$(191.1)	$162.9
Comprehensive income	$420.9	$366.1	$15.0	$(381.1)	$420.9

Year ended fiscal 2013, As Reported	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
	(In millions)
Net sales	$—	$1,354.7	$28.4	$—	$1,383.1
Cost of sales (exclusive of items shown separately below)	—	1,206.3	23.9	(0.6)	1,229.6
Selling, general and administrative	31.1	21.2	1.3	—	53.6
Depreciation and amortization	0.1	42.6	1.1	—	43.8
Interest expense	46.2	2.5	—	—	48.7
Other, net	32.8	2.8	(2.6)	0.6	33.6
(Loss) income from continuing operations before income taxes	(110.2)	79.3	4.7	—	(26.2)
Income tax benefit	(81.8)	(101.8)	(10.3)	—	(193.9)
(Loss) income from continuing operations	(28.4)	181.1	15.0	—	167.7
Income from discontinued operations	0.2	—	—	—	0.2
(Loss) income before equity income of subsidiaries	(28.2)	181.1	15.0	—	167.9
Equity income of subsidiaries	196.1	—	—	(196.1)	—
Net income	$167.9	$181.1	$15.0	$(196.1)	$167.9
Comprehensive income	$431.8	$375.7	$15.0	$(390.7)	$431.8

Condensed Consolidating Balance Sheets

November 30, 2015	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
	(In millions)
Cash and cash equivalents	$221.9	$—	$—	$(10.8)	$211.1
Accounts receivable	—	167.4	4.1	—	171.5
Inventories	—	150.8	6.7	—	157.5
Recoverable from the U.S. government, Northrop, and other third parties for environmental remediation costs	—	30.0	—	—	30.0
Other current assets, net	3.1	57.5	0.9	—	61.5
Income taxes	44.2	0.3	—	(41.6)	2.9
Deferred income taxes	6.5	20.4	1.2	—	28.1
Total current assets	275.7	426.4	12.9	(52.4)	662.6
Property, plant and equipment, net	4.7	355.3	5.8	—	365.8
Recoverable from the U.S. government and other third parties for environmental remediation costs	0.7	209.7	—	—	210.4
Deferred income taxes	66.2	203.4	17.1	—	286.7
Goodwill	—	158.1	—	—	158.1
Intercompany receivable	—	192.9	34.5	(227.4)	—
Investments in subsidiaries	543.2	—	—	(543.2)	—
Other noncurrent assets and intangibles, net	31.4	258.6	61.3	—	351.3
Total assets	$921.9	$1,804.4	$131.6	$(823.0)	$2,034.9
Short-term borrowings and current portion of long-term debt	$5.0	$0.3	$—	$—	$5.3
Accounts payable	1.0	112.9	2.1	(10.8)	105.2
Reserves for environmental remediation costs	0.7	31.9	—	—	32.6
Postretirement medical and life insurance benefits	4.6	1.4	—	—	6.0
Other current liabilities and advance payments on contracts	26.8	413.4	6.4	(41.6)	405.0
Total current liabilities	38.1	559.9	8.5	(52.4)	554.1
Long-term debt	646.6	0.1	—	—	646.7
Reserves for environmental remediation costs	4.5	269.0	—	—	273.5
Pension benefits	98.8	467.4	—	—	566.2
Intercompany payable	227.4	—	—	(227.4)	—
Postretirement medical and life insurance benefits	32.9	12.6	—	—	45.5
Other noncurrent liabilities	19.1	62.6	12.7	—	94.4
Total liabilities	1,067.4	1,371.6	21.2	(279.8)	2,180.4
Commitments and contingencies (Note 9)
Redeemable common stock	0.9	—	—	—	0.9
Total stockholders’ (deficit) equity	(146.4)	432.8	110.4	(543.2)	(146.4)
Total liabilities, redeemable common stock, and stockholders’ (deficit) equity	$921.9	$1,804.4	$131.6	$(823.0)	$2,034.9

November 30, 2014, As Restated	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
	(In millions)
Cash and cash equivalents	$271.6	$—	$—	$(5.7)	$265.9
Accounts receivable	—	168.0	2.5	—	170.5
Inventories	—	132.6	5.4	—	138.0
Recoverable from the U.S. government, Northrop, and other third parties for environmental remediation costs	0.1	25.3	—	—	25.4
Other current assets, net	3.5	34.3	0.8	—	38.6
Income taxes	31.0	1.8	—	(30.7)	2.1
Deferred income taxes	5.6	13.4	0.9	—	19.9
Total current assets	311.8	375.4	9.6	(36.4)	660.4
Property, plant and equipment, net	4.7	355.9	5.9	—	366.5
Recoverable from the U.S. government and other third parties for environmental remediation costs	0.7	86.5	—	—	87.2
Deferred income taxes	57.4	186.1	17.9	—	261.4
Goodwill	—	158.1	—	—	158.1
Intercompany receivable	—	97.7	29.2	(126.9)	—
Investments in subsidiaries	500.2	—	—	(500.2)	—
Other noncurrent assets and intangibles, net	28.1	300.9	56.0	—	385.0
Total assets	$902.9	$1,560.6	$118.6	$(663.5)	$1,918.6
Short-term borrowings and current portion of long-term debt	$5.0	$0.3	$—	$—	$5.3
Accounts payable	1.5	103.6	4.6	(5.7)	104.0
Reserves for environmental remediation costs	1.0	30.9	—	—	31.9
Other current liabilities and advance payments on contracts	32.1	413.9	3.5	(30.7)	418.8
Postretirement medical and life insurance benefits	5.0	1.4	—	—	6.4
Total current liabilities	44.6	550.1	8.1	(36.4)	566.4
Long-term debt	776.6	0.3	—	—	776.9
Reserves for environmental remediation costs	4.8	129.3	—	—	134.1
Pension benefits	67.0	415.8	—	—	482.8
Intercompany payable	126.9	—	—	(126.9)	—
Postretirement medical and life insurance benefits	37.7	14.0	—	—	51.7
Other noncurrent liabilities	19.2	49.8	11.6	—	80.6
Total liabilities	1,076.8	1,159.3	19.7	(163.3)	2,092.5
Commitments and contingencies (Note 9)
Redeemable common stock	1.6	—	—	—	1.6
Total stockholders’ (deficit) equity	(175.5)	401.3	98.9	(500.2)	(175.5)
Total liabilities, redeemable common stock, and stockholders’ (deficit) equity	$902.9	$1,560.6	$118.6	$(663.5)	$1,918.6

November 30, 2014, As Reported	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
	(In millions)
Cash and cash equivalents	$271.6	$—	$—	$(5.7)	$265.9
Accounts receivable	—	170.4	2.5	—	172.9
Inventories	—	133.6	5.4	—	139.0
Recoverable from the U.S. government, Northrop, and other third parties for environmental remediation costs	0.1	25.3	—	—	25.4
Other current assets, net	3.5	31.6	0.8	—	35.9
Income taxes	31.0	1.8	—	(30.7)	2.1
Deferred income taxes	5.6	18.8	0.9	—	25.3
Total current assets	311.8	381.5	9.6	(36.4)	666.5
Property, plant and equipment, net	4.7	356.9	5.9	—	367.5
Recoverable from the U.S. government and other third parties for environmental remediation costs	0.7	80.5	—	—	81.2
Deferred income taxes	57.7	183.4	17.9	—	259.0
Goodwill	—	164.4	—	—	164.4
Intercompany receivable	—	97.7	29.2	(126.9)	—
Investments in subsidiaries	503.0	—	—	(503.0)	—
Other noncurrent assets and intangibles, net	28.1	298.9	56.0	—	383.0
Total assets	$906.0	$1,563.3	$118.6	$(666.3)	$1,921.6
Short-term borrowings and current portion of long-term debt	$5.0	$0.3	$—	$—	$5.3
Accounts payable	1.5	103.1	4.6	(5.7)	103.5
Reserves for environmental remediation costs	1.0	30.9	—	—	31.9
Other current liabilities and advance payments on contracts	31.5	415.9	3.5	(30.7)	420.2
Postretirement medical and life insurance benefits	5.0	1.4	—	—	6.4
Total current liabilities	44.0	551.6	8.1	(36.4)	567.3
Long-term debt	776.6	0.3	—	—	776.9
Reserves for environmental remediation costs	4.8	129.3	—	—	134.1
Pension benefits	67.0	415.8	—	—	482.8
Intercompany payable	126.9	—	—	(126.9)	—
Postretirement medical and life insurance benefits	37.7	14.0	—	—	51.7
Other noncurrent liabilities	19.9	48.2	11.6	—	79.7
Total liabilities	1,076.9	1,159.2	19.7	(163.3)	2,092.5
Commitments and contingencies (Note 8)
Redeemable common stock	1.6	—	—	—	1.6
Total stockholders’ (deficit) equity	(172.5)	404.1	98.9	(503.0)	(172.5)
Total liabilities, redeemable common stock, and stockholders’ (deficit) equity	$906.0	$1,563.3	$118.6	$(666.3)	$1,921.6

Condensed Consolidating Statements of Cash Flows

Year ended fiscal 2015	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
	(In millions)
Net cash (used in) provided by operating activities	$(66.3)	$130.2	$6.3	$(5.1)	$65.1
Cash flows from investing activities:
Capital expenditures	—	(35.8)	(1.0)	—	(36.8)
Other investing	—	1.0	—	—	1.0
Net cash used in investing activities	—	(34.8)	(1.0)	—	(35.8)
Cash flows from financing activities:
Debt repayments / repurchases	(81.0)	(0.2)	—	—	(81.2)
Net transfers from (to) parent	100.5	(95.2)	(5.3)	—	—
Other financing activities	(2.9)	—	—	—	(2.9)
Net cash provided by (used in) financing activities	16.6	(95.4)	(5.3)	—	(84.1)
Net decrease in cash and cash equivalents	(49.7)	—	—	(5.1)	(54.8)
Cash and cash equivalents at beginning of year	271.6	—	—	(5.7)	265.9
Cash and cash equivalents at end of period	$221.9	$—	$—	$(10.8)	$211.1

Year ended fiscal 2014, As Restated	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
	(In millions)
Net cash (used in) provided by operating activities	$(35.2)	$194.0	$(2.5)	$(5.7)	$150.6
Cash flows from investing activities:
Capital expenditures	(0.1)	(42.8)	(0.5)	—	(43.4)
Other investing activities	0.2	7.5	—	—	7.7
Net cash provided by (used in) investing activities	0.1	(35.3)	(0.5)	—	(35.7)
Cash flows from financing activities:
Debt repayments / repurchases	(166.1)	(0.2)	—	—	(166.3)
Proceeds from issuance of debt	189.0	—	—	—	189.0
Debt issuance costs	(4.2)	—	—	—	(4.2)
Net transfers from (to) parent	160.4	(163.4)	3.0	—	—
Other financing activities	(65.1)	—	—	—	(65.1)
Net cash provided by (used in) financing activities	114.0	(163.6)	3.0	—	(46.6)
Net increase (decrease) in cash and cash equivalents	78.9	(4.9)	—	(5.7)	68.3
Cash and cash equivalents at beginning of year	192.7	4.9	—	—	197.6
Cash and cash equivalents at end of period	$271.6	$—	$—	$(5.7)	$265.9

Year ended fiscal 2014, As Reported	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
	(In millions)
Net cash (used in) provided by operating activities	$(35.4)	$194.0	$(2.5)	$(5.7)	$150.4
Cash flows from investing activities:
Capital expenditures	(0.1)	(42.8)	(0.5)	—	(43.4)
Other investing activities	0.2	7.5	—	—	7.7
Net cash provided by (used in) investing activities	0.1	(35.3)	(0.5)	—	(35.7)
Cash flows from financing activities:
Debt repayments / repurchases	(166.1)	(0.2)	—	—	(166.3)
Proceeds from issuance of debt	189.0	—	—	—	189.0
Debt issuance costs	(4.2)	—	—	—	(4.2)
Net transfers from (to) parent	160.4	(163.4)	3.0	—	—
Other financing activities	(64.9)	—	—	—	(64.9)
Net cash provided by (used in) financing activities	114.2	(163.6)	3.0	—	(46.4)
Net increase (decrease) in cash and cash equivalents	78.9	(4.9)	—	(5.7)	68.3
Cash and cash equivalents at beginning of year	192.7	4.9	—	—	197.6
Cash and cash equivalents at end of period	$271.6	$—	$—	$(5.7)	$265.9

Year ended fiscal 2013, As Restated	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
	(In millions)
Net cash (used in) provided by operating activities	$(40.4)	$105.1	$2.4	$10.3	$77.4
Cash flows from investing activities:
Capital expenditures	—	(62.5)	(0.7)	—	(63.2)
Other investing	—	(411.7)	—	—	(411.7)
Net cash used in investing activities	—	(474.2)	(0.7)	—	(474.9)
Cash flows from financing activities:
Debt repayments / repurchases	(12.6)	(0.2)	—	—	(12.8)
Proceeds from issuance of debt	460.0	—	—	—	460.0
Debt issuance costs	(14.9)	—	—	—	(14.9)
Net transfers (to) from parent	(372.5)	374.2	(1.7)	—	—
Other financing activities	0.7	—	—	—	0.7
Net cash provided by financing activities	60.7	374.0	(1.7)	—	433.0
Net increase in cash and cash equivalents	20.3	4.9	—	10.3	35.5
Cash and cash equivalents at beginning of year	172.4	—	—	(10.3)	162.1
Cash and cash equivalents at end of period	$192.7	$4.9	$—	$—	$197.6

Year ended fiscal 2013, As Reported	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
	(In millions)
Net cash (used in) provided by operating activities	$(40.2)	$105.1	$2.4	$10.3	$77.6
Cash flows from investing activities:
Capital expenditures	—	(62.5)	(0.7)	—	(63.2)
Other investing	—	(411.7)	—	—	(411.7)
Net cash used in investing activities	—	(474.2)	(0.7)	—	(474.9)
Cash flows from financing activities:
Debt repayments / repurchases	(12.6)	(0.2)	—	—	(12.8)
Proceeds from issuance of debt	460.0	—	—	—	460.0
Debt issuance costs	(14.9)	—	—	—	(14.9)
Net transfers (to) from parent	(372.5)	374.2	(1.7)	—	—
Other financing activities	0.5	—	—	—	0.5
Net cash provided by financing activities	60.5	374.0	(1.7)	—	432.8
Net increase in cash and cash equivalents	20.3	4.9	—	10.3	35.5
Cash and cash equivalents at beginning of year	172.4	—	—	(10.3)	162.1
Cash and cash equivalents at end of period	$192.7	$4.9	$—	$—	$197.6

Note 16.	Subsequent Event
On January 20, 2016, the Company’s board of directors approved a change in the Company’s fiscal year-end from November 30 of each year to December 31 of each year.
 Item 9.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures
Disclosure Controls and Procedures
As of November 30, 2015, we conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed to provide reasonable assurance that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were not effective as of November 30, 2015 because of the material weaknesses in our internal control over financial reporting described below. In light of the material weaknesses described below, management performed additional analysis and other post-closing procedures, including substantial work performed during the restatement process that identified adjustments resulting in the restatement to our previously issued financial statements to ensure our consolidated financial statements are prepared in accordance with generally accepted accounting principles. Accordingly, management has concluded that the Company's consolidated financial statements included in this Annual Report on Form 10-K fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented therein.
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
With the participation of the Chief Executive Officer and the Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. In connection with management’s evaluation of the effectiveness of our internal control over financial reporting described above, management has identified control deficiencies that constituted material weaknesses in our internal control over financial reporting as of November 30, 2015, as described below:

•
We did not adequately design controls related to purchase accounting considerations for long-term customer contracts acquired as part of a business combination. Specifically, we did not have appropriate controls in place to (i) ensure that the estimate of the acquired contracts’ percentage of completion used to recognize revenue was based on our estimate of remaining effort on such contracts at the acquisition date instead of the inception date of the contract; (ii) identify changes to the results of the fair value assessment of acquired customer contracts performed by the Company’s third party valuation expert during the measurement period following the close of the transaction; and (iii) evaluate the long-term contract accounting policies of the acquired business to determine the impact on the fair value of acquired contracts.

The above material weakness resulted in errors in net sales, accounts receivable and goodwill in the consolidated financial statements for the year ended November 30, 2013, and errors in net sales and accounts receivable in the consolidated financial statements for the year ended November 30, 2014, and the unaudited quarterly financial information for the first three quarters in fiscal 2015 and each of the quarters in fiscal 2014. These errors were corrected through restatement of those periods.

•
We did not maintain effective controls over the integration of the Company’s accounting policies, practices and controls applicable to the acquired Rocketdyne Business, including those over the segmentation criteria applicable to long-term contracts. Specifically, we did not provide oversight to, or fully evaluate the results of an accounting conclusion reached by Rocketdyne management regarding significant customer contract amendments.

This material weakness resulted in errors in net sales and accounts receivable in the consolidated financial statements for the years ended November 30, 2013 and 2014, and the unaudited quarterly financial information for the first three quarters in fiscal 2015 and each of the quarters in fiscal 2014. These errors were corrected through restatement of those periods.
Additionally, these material weaknesses could result in a material misstatement of the aforementioned account balances or disclosures that would result in a misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.
Because of the material weaknesses, management concluded that the Company did not maintain effective internal control over financial reporting as of November 30, 2015, based on criteria in Internal Control - Integrated Framework (2013) issued by the COSO.
The effectiveness of our internal control over financial reporting as of November 30, 2015 has been audited by PricewaterhouseCoopers LLP, our independent registered public accounting firm. Their report appears in Item 8 of this Form 10-K.
Remediation Efforts to Address Material Weaknesses
We are currently evaluating the internal controls related to business combinations, and intend to incorporate the following changes into the processes, procedures and internal controls currently in place to:

•	Ensure the percent complete on all acquired long-term customer contracts is reset to zero upon acquisition;

•	Verify that all acquired long-term customer contracts are appropriately evaluated for necessary fair value adjustments during the measurement period following the close of the transaction; and

•	Assess acquiree accounting policies and evaluate the impact of those policies on the fair value of acquired long-term customer contracts upon acquisition.
In addition, with the transition of our Rocketdyne Business from a third party hosted enterprise resource planning (“ERP”) system to the Company’s Oracle ERP system and business processes in 2015, we have also aligned our contract accounting structure under common leadership. In doing so, this resulted in common controls over the application of contract accounting on all of our long-term contracts. Although this change was not applied retrospectively, our management believes the controls over our contract accounting efforts now in place will be sufficient to address the material weakness in future periods.
As part of our ongoing monitoring effort of the Company’s internal control over financial reporting, we will report progress and status of the above remediation efforts to the Audit Committee on a periodic basis throughout the year.
Remediation of Prior Year Material Weaknesses
We previously identified and disclosed in our Form 10-K for the year ended November 30, 2014, as well as in our Forms 10-Q for each interim period in fiscal 2015, material weaknesses in our internal control over financial reporting regarding the following:

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
Throughout fiscal 2015, we implemented changes to our processes to improve our internal control over financial reporting. The following steps have been taken to remediate the conditions leading to the above stated material weaknesses:

•
Effective January 1, 2015, we transitioned our Rocketdyne Business from a third party hosted ERP system and third party TSAs to our Oracle ERP system and internal shared services business processes and controls.

•	Assessed the organizational structure of our accounting and finance function and reassigned certain personnel to ensure appropriate oversight maintained across the organization.
Changes in Internal Control Over Financial Reporting
There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information
None.
PART III

Item 10.	Directors, Executive Officers and Corporate Governance
Directors of the Registrant
Information with respect to directors of the Company who will stand for election at the 2016 Annual Meeting of Stockholders is set forth under the heading “PROPOSAL 1 - ELECTION OF DIRECTORS” in our 2016 Proxy Statement for our 2016 Annual Meeting (“2016 Proxy Statement”), which will be filed with the Securities and Exchange Commission within 120 days after the close of our fiscal year. Such information is incorporated herein by reference.
The information in our 2016 Proxy Statement set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated herein by reference. Information regarding stockholder communications with our Board of Directors may be found under the caption “Communications with Directors” in our 2016 Proxy Statement and is incorporated herein by reference.
Executive Officers of the Registrant
The following is as of December 31, 2015:

Name	Title	Other Business Experience	Age
Eileen P. Drake	President and Chief Executive Officer of the Company (since June 2015)	Chief Operating Officer, March 2015 — June 2015; President of Pratt & Whitney AeroPower’s auxiliary power unit and small turbojet propulsion business, UTC 2012 — 2015; Vice President of Operations, UTC 2009 — 2012; Vice President of Quality, Environmental Health & Safety, and Achieving Competitive Excellence, UTC 2003 — 2009; Product Line Manager and Plant Manager, Ford Motor Company 1996 — 2003; United States Army 1989 — 1996.	49
Kathleen E. Redd	Vice President, Chief Financial Officer (since January 2009), and Assistant Secretary of the Company (since March 2012)	Secretary, February 2009 — March 2012; Vice President, Controller and Acting Chief Financial Officer September 2008 — January 2009; Vice President, Finance 2006 — 2008; Assistant Corporate Controller, 2002 — 2006; Acting Vice President Controller GDX Automotive, 2003 — 2004 (concurrent with Assistant Corporate Controller position during divestiture activities); Vice President, Finance, for Grass Valley Group, 2001 — 2002; Vice President, Finance for JOMED, Inc., 2000 — 2001; Controller for EndoSonics Corporation, 1996 — 2000.	54
Mark A. Tucker	Chief Operating Officer of the Company (since June 2015)	Senior Vice President, Enterprise Operations and Engineering, Aerojet Rocketdyne October 2013 — June 2015; Vice President Special Programs, Aerospace Systems Sector, Northrop Grumman 1983 — 2013.	57
Christopher C. Cambria	Vice President, General Counsel (since September 2011), and Secretary of the Company (since March 2012)	Self employed legal consultant 2010 — 2011. Senior Vice President and Senior Counsel, Mergers and Acquisitions for L-3 Communications Holdings 2006 — 2009; Senior Vice President, Secretary and General Counsel 2001 — 2006; and Vice President, General Counsel and Secretary 1997 — 2001; Associate with Fried, Frank, Harris, Shriver & Jacobson 1994 — 1997.	57
John D. Schumacher	Vice President, Washington Office (since February 2016).	President, Astrium Americas and Vice President, Space, EADS North America April 2011 — April 2013; Vice President, Washington Operations, Aerojet Rocketdyne May 2006 — April 2011; Director, Whitney, Bradley & Brown Consulting September 2005 — May 2006; Chief of Staff, National Aeronautics and Space Administration (NASA) May 2003 — September 2005; Associate Administrator for External Relations, NASA 1994 — 2003; Deputy Associate Administrator, NASA 1990 — 1994.	61
The Company’s executive officers generally hold terms of office of one year and/or until their successors are elected and serve at the discretion of the Board.
Code of Ethics and Corporate Governance Guidelines
The Company has adopted a code of ethics known as the Code of Business Conduct that applies to the Company’s employees including the principal executive officer and principal financial officer. Amendments to the Code of Business Conduct and any grant of a waiver from a provision of the Code of Business Conduct requiring disclosure under applicable SEC rules will be disclosed on the Company’s website at www.AerojetRocketdyne.com. Copies of the Code of Business Conduct and the Company’s Corporate Governance Guidelines are available on the Company’s web site at www.AerojetRocketdyne.com (copies are available in print to any stockholder or other interested person who requests them by writing to Secretary, Aerojet Rocketdyne Holdings, Inc., 2001 Aerojet Road, Rancho Cordova, California 95742).
Audit Committee and Audit Committee Financial Expert
Information regarding the Audit Committee and the Audit Committee’s Financial Expert is set forth under the heading “Board Committees” in our 2016 Proxy Statement and is incorporated herein by reference.

Item 11.	Executive Compensation
Information concerning executive compensation may be found under the captions “Executive Compensation,” “2015 Director Compensation Table,” “Compensation Discussion and Analysis,” “Summary Compensation Table,” “2015 Grants of Plan-Based Awards,” “Outstanding Equity Awards at 2015 Fiscal Year End,” “2015 Option/SAR Exercises and Stock Vested,” “2015 Pension Benefits,” “2015 Non-Qualified Deferred Compensation,” “Potential Payments upon Termination of Employment or Change in Control,” “Employment Agreement and Indemnity Agreements,” “Director Compensation,” “Organization & Compensation Committee Report” and “Compensation Committee Interlocks and Insider Participation” of our 2016 Proxy Statement. Such information is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information under the headings “Security Ownership of Certain Beneficial Owners” and “Security Ownership of Officers and Directors” in our 2016 Proxy Statement is incorporated herein by reference.

Equity Compensation Plan Information
The table below sets forth certain information regarding the following equity compensation plans of the Company, pursuant to which we have made equity compensation available to eligible persons, as of November 30, 2015: (i) 1999 Equity and Performance Incentive Plan; and (ii) 2009 Equity and Performance Incentive Plan. Both plans have been approved by our stockholders.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options,Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(In millions, except per share amounts)
	(a)	(b)	(c)
Equity compensation plans approved by stockholders
Stock options	629,376	$12.29
Restricted shares (3)	—
Total	629,376	$12.29	3,673,529
Equity compensation plans not approved by stockholders (4)	—	N/A	—
Total	629,376	$12.29	3,673,529
 _________

(1)
As of November 30, 2015, there are no more shares available to be issued under any type of incentive award under the 1999 Equity and Performance Incentive Plan. The maximum number of shares available for issuance to participants under the 2009 Equity and Performance Incentive Plan is 7,450,000 shares, all of which may be awarded as incentive stock options. Subject to the total shares available to be issued under the plan, the following specific limits apply: (A) no more than 300,000 shares may be issued to nonemployee directors and no nonemployee director may receive more than 150,000 shares in any fiscal year; (B) no more than 200,000 shares subject to stock options, including incentive stock options, may be granted to any participant in any fiscal year; (C) no more than 200,000 shares subject to stock appreciation rights may be granted to any participant in any fiscal year; (D) no more than 200,000 shares may be granted to any participant in any fiscal year pursuant to an award of restricted stock or restricted stock units; (E) no more than 200,000 shares may be granted to any participant in any fiscal year pursuant to an award of performance shares or performance units; and (F) no more than 100,000 shares may be granted to any participant in any fiscal year pursuant to a stock-based award other than described above.

(2)	As of November 30, 2015, 1,456,431 shares had been granted as restricted shares that had not yet vested.

(3)
The Company also maintains the Aerojet Rocketdyne Holdings, Inc. and Participating Subsidiaries Deferred Bonus Plan. This plan allows participating employees to defer a portion of their compensation for future distribution. All or a portion of such deferrals made prior to November 30, 2009 could be allocated to an account based on the Company’s common stock and does permit limited distributions in the form of Company common shares. However, distributions in the form of common shares are permitted only at the election of the Organization & Compensation Committee of the Board of Directors and, according to the terms of the plan, individuals serving as officers or directors of the Company are not permitted to receive distributions in the form of Company common shares until at least six months after such individual ceases to be an officer or director of the Company. The table does not include information about this plan because no options, warrants or rights are available under this plan and no specific number of shares is set aside under this plan as available for future issuance. Based upon the price of Company common shares on November 30, 2015, the maximum number of shares that could be distributed to employees not subject to the restrictions on officers and directors (if permitted by the Organization & Compensation Committee) would be 4,775. This plan was amended effective November 30, 2009 to prevent the application of future deferrals to the Company common stock investment program.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
Information regarding certain transactions and employment agreements with management is set under the headings “Employment Agreement and Indemnity Agreements,” “Related Person Transaction Policy” and “Potential Payments upon Termination of Employment or Change in Control” in our 2016 Proxy Statement and is incorporated herein by reference. Information regarding director independence is set forth under the heading “Determination of Independence of Directors” in our 2016 Proxy Statement and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services
The information in our 2016 Proxy Statement set forth under the captions “Proposal 4 - Ratification of the Appointment of Independent Auditors,” “Audit Fees,” “Audit-Related Fees,” “Tax Fees,” “All Other Fees,” and “Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of the Company’s Independent Auditors” is incorporated herein by reference.
Part IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this report:

(1)	FINANCIAL STATEMENTS

(b)	EXHIBITS

Table Item No.	Exhibit Description
2.1
Stock and Asset Purchase Agreement, dated July 22, 2012, by and between United Technologies Corporation and GenCorp Inc. was filed as Exhibit 2.1 to GenCorp Inc.’s Current Report on Form 8-K dated July 26, 2012 (File No. 1-01520) and incorporated herein by reference.**

2.2
Amendment No. 1 to the Stock and Asset Purchase Agreement, dated as of October 16, 2012, by and between GenCorp Inc. and United Technologies Corporation was filed as Exhibit 2.1 to GenCorp Inc.’s Current Report on Form 8-K dated October 22, 2012 (File No. 1-01520) and incorporated herein by reference.**

2.3
Amended and Restated Stock and Asset Purchase Agreement, dated as of June 12, 2013, by and between United Technologies Corporation and GenCorp Inc. was filed as Exhibit 2.1 to GenCorp Inc.’s Current Report on Form 8-K dated June 14, 2013 (File No. 1-01520), and is incorporated herein by reference.**

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

3.3*	Certificate of Incorporation, as of April 11, 2014, as amended on April 27, 2015.
3.4	Bylaws, effective April 11, 2014 was filed as Exhibit 3.4 to GenCorp Inc.’s Current Report on Form 8-K dated April 11, 2014 (File No. 1-01520), and is incorporated herein by reference.

4.1
Indenture, dated as of November 23, 2004, between GenCorp Inc. and The Bank of New York Trust Company, N.A., as trustee relating to GenCorp Inc.’s 2  1 / 4 % Convertible Subordinated Debentures due 2024 was filed as Exhibit 4.01 to GenCorp Inc.’s Current Report on Form 8-K dated November 23, 2004 (File No. 1-01520), as amended, and incorporated herein by reference.

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

4.3
Form of 2  1 / 4 % Convertible Subordinated Debenture was filed as Exhibit 4.02 to GenCorp Inc.’s Current Report on Form 8-K dated November 23, 2004 (File No. 1-01520), as amended, and incorporated herein by reference.

4.4	GenCorp Retirement Savings Plan was filed as Exhibit 4.1 to GenCorp Inc.’s Registration Statement on Form S-8 filed on June 30, 2008 (File No. 333-0152032) and incorporated herein by reference.
4.5
Indenture, dated as of December 21, 2009, between GenCorp Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to GenCorp’s 4.0625% Convertible Subordinated Debentures due 2039 was filed as Exhibit 4.1 to GenCorp Inc.’s Current Report on Form 8-K filed on December 21, 2009 (File 1-01520) and is incorporated herein by reference.

4.6
Form of 4.0625% Convertible Subordinated Debenture due 2039 was filed as Exhibit 4.2 to GenCorp Inc.’s Current Report on Form 8-K dated December 21, 2009 (File No. 1-01520), as amended, and incorporated herein by reference.

4.7
Third Supplemental Indenture dated as of November 24, 2009, by and among GenCorp Inc., Easton Development Company, LLC, and The Bank of New York Mellon Trust Company, N.A. (formerly known as The Bank of New York Trust Company, N.A. and successor to The Bank of New York), to the Indenture dated as of August 11, 2003, as amended, between GenCorp Inc. as Issuer, the Guarantors party thereto as Guarantors, and The Bank of New York Mellon Trust Company, N.A., as Trustee was filed as Exhibit 10.1 to GenCorp Inc.’s Current Report on Form 8-K filed on November 30, 2009 (File No. 1-01520), and is incorporated herein by reference.

4.8
GenCorp Inc. Amended and Restated 2009 Equity and Performance Incentive Plan was filed as Exhibit 4.1 to GenCorp Inc.’s Form S-8 Registration Statement dated March 28, 2012 (File No. 333-180400), and is incorporated herein by reference.

4.9
Indenture for the Senior Secured Notes, dated as of January 28, 2013, between UR Financing Escrow Corporation, and U.S. Bank National Association, as Trustee was filed as Exhibit 4.1 to GenCorp Inc.’s Current Report on Form 8-K filed on February 1, 2013 (File No. 1-01520), and is incorporated herein by reference.

4.10
First Supplemental Indenture to the Senior Secured Notes, dated as of June 14, 2013, among GenCorp Inc., Aerojet Rocketdyne of DE, Inc., Arde, Inc. and Arde-Barinco, Inc., and U.S. Bank National Association, as Trustee was filed as Exhibit 4.1 to GenCorp Inc.’s Current Report on Form 8-K dated June 14, 2013 (File No. 1-01520), and is incorporated herein by reference.

4.11
Registration Rights Agreement, dated as of January 28, 2013, among GenCorp Inc. and Morgan Stanley & Co. LLC, Citigroup Global Markets Inc., Wells Fargo Securities, LLC, and SunTrust Robinson Humphrey, Inc., as representatives of the purchasers named therein was filed as Exhibit 10.2 of GenCorp Inc.’s Current Report on Form 8-K filed on February 1, 2013 (File No. 1-01520), and is incorporated herein by reference.

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
4.16
GenCorp Inc. Amended and Restated 2009 Equity and Performance Incentive Plan was filed as Exhibit 4.1 to GenCorp Inc.’s Registration Statement on Form S-8 dated April 9, 2015 (File No. 333-203319), and is incorporated herein by reference.

10.1
Amended and Restated Environmental Agreement by and between Aerojet and Northrop Grumman, dated October 19, 2001 was filed as Exhibit 2.4 to the Company’s Current Report on Form 8-K dated November 5, 2001 (File No. 1-01520), and is incorporated herein by reference.

10.2†
GenCorp 1996 Supplemental Retirement Plan for Management Employees effective March 1, 1996 was filed as Exhibit B to GenCorp Inc.’s Annual Report on Form 10-K for the fiscal year ended November 30, 1996 (File No. 1-01520), and is incorporated herein by reference.

10.3†
2009 Benefit Restoration Plan for the GenCorp Inc. Pension Plan was filed as Exhibit 10.1 to GenCorp Inc.’s Current Report on Form 8-K filed on January 7, 2009 (File No. 1-01520), and is incorporated herein by reference.

10.4†
2009 Benefit Restoration Plan for the GenCorp Inc. 401(k) Plan was filed as Exhibit 10.2 to GenCorp Inc.’s Current Report on Form 8-K filed on January 7, 2009 (File No. 1-01520), and is incorporated herein by reference.

10.5†
Deferred Bonus Plan of GenCorp Inc. and Participating Subsidiaries was filed as Exhibit 10.6 to GenCorp Inc.’s Annual Report on Form 10-K for the fiscal year ended November 30, 2008 (File No. 1-01520), and is incorporated herein by reference.

10.6†
GenCorp Inc. Deferred Compensation Plan for Nonemployee Directors, as amended was filed as Exhibit 10.7 to GenCorp Inc.’s Annual Report on Form 10-K for the fiscal year ended November 30, 2008 (File No. 1-01520), and is incorporated herein by reference.

10.7†	GenCorp Inc. 1997 Stock Option Plan effective March 26, 1997 was filed as Exhibit 4.1 to Form S-8 Registration Statement No. 333-35621 dated September 15, 1997 and is incorporated herein by reference.
10.8†
GenCorp Inc. 1999 Equity and Performance Incentive Plan as amended was filed as Exhibit 10.11 to GenCorp Inc.’s Annual Report on Form 10-K for the fiscal year ended November 30, 2007 (File No. 1-01520), and is incorporated herein by reference.

10.9†
Form of Restricted Stock Agreement between the Company and Nonemployee Directors providing for payment of part of Directors’ compensation for service on the Board of Directors in Company stock was filed as Exhibit 10.1 to GenCorp Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended February 28, 1998 (File No. 1-01520), and is incorporated herein by reference.

10.10†
Form of Restricted Stock Agreement between the Company and Nonemployee Directors providing for payment of part of Directors’ compensation for service on the Board of Directors in Company stock was filed as Exhibit 10.1 to GenCorp Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended February 28, 1999 (File No. 1-01520), and is incorporated herein by reference.

10.11†
Form of Restricted Stock Agreement between the Company and Directors or Employees for grants of time-based vesting of restricted stock under the GenCorp Inc. 1999 Equity and Performance Incentive Plan was filed as Exhibit 10.26 to GenCorp Inc.’s Annual Report on Form 10-K for the fiscal year ended November 30, 2004 (File No. 1-01520), and is incorporated herein by reference.

10.12†
Form of Stock Appreciation Rights Agreement between the Company and Employees for grants of stock appreciation rights under the GenCorp Inc. 1999 Equity and Performance Incentive Plan was filed as Exhibit 10.27 to GenCorp Inc.’s Annual Report on Form 10-K for the fiscal year ended November 30, 2004 (File No. 1-01520), and is incorporated herein by reference.

10.13†
Form of Stock Appreciation Rights Agreement between the Company and Directors for grants of stock appreciation rights under the GenCorp Inc. 1999 Equity and Performance Incentive Plan was filed as Exhibit 10.28 to GenCorp Inc.’s Annual Report on Form 10-K for the fiscal year ended November 30, 2004 (File No. 1-01520), and is incorporated herein by reference.

10.14†
Form of Restricted Stock Agreement between the Company and Employees for grants of performance-based vesting of restricted stock under the GenCorp Inc. 1999 Equity and Performance Incentive Plan was filed as Exhibit 10.29 to GenCorp Inc.’s Annual Report on Form 10-K for the fiscal year ended November 30, 2004 (File No. 1-01520), and is incorporated herein by reference.

10.15†
Form of Director Nonqualified Stock Option Agreement between the Company and Nonemployee Directors providing for annual grant of nonqualified stock options prior to February 28, 2002, valued at $30,000 was filed as Exhibit 10.1 to GenCorp Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 2002 (File No. 1-01520), and is incorporated herein by reference.

10.16†
Form of Director Nonqualified Stock Option Agreement between the Company and Nonemployee Directors providing for an annual grant of nonqualified stock options on or after February 28, 2002, valued at $30,000 in lieu of further participation in Retirement Plan for Nonemployee Directors was filed as Exhibit 10.2 to GenCorp Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 2002 (File No. 1-01520), and is incorporated herein by reference.

10.17†
Form of Restricted Stock Agreement Version 2 between the Company and Employees for grants of performance-based vesting of restricted stock under the GenCorp Inc. 1999 Equity and Performance Incentive Plan was filed as Exhibit 10.33 to GenCorp Inc.’s Annual Report on Form 10-K for the fiscal year ended November 30, 2005 (File No. 1-01520) and is incorporated herein by reference.

10.18
Second Amended and Restated Shareholder Agreement dated as of March 5, 2008, by and between GenCorp Inc. and Steel Partners II L.P. was filed as Exhibit 10.1 to GenCorp Inc.’s Current Report on Form 8-K filed on March 10, 2008 (File No. 1-01520), and is incorporated herein by reference.

10.19†
Director Stock Appreciation Rights Agreement between GenCorp Inc. and Directors for grants of stock appreciation rights under the GenCorp Inc. 2009 Equity and Performance Incentive Plan was filed as Exhibit 10.4 to GenCorp Inc.’s Quarterly Report on Form 10-Q for the third quarter ended August 31, 2009 (File No. 1-01520), and is incorporated herein by reference.

10.20†
Amendment to the Benefits Restoration Plan for Salaried Employees of GenCorp Inc. and Certain Subsidiary Companies, effective October 6, 2009 was filed as Exhibit 10.5 to GenCorp Inc.’s Quarterly Report on Form 10-Q for the third quarter ended August 31, 2009 (File No. 1-01520), and is incorporated herein by reference.

10.21†
Amendment to the 2009 Benefit Restoration Plan for the GenCorp Inc. 401(k) Plan, effective October 6, 2009 was filed as Exhibit 10.6 to GenCorp Inc.’s Quarterly Report on Form 10-Q for the third quarter ended August 31, 2009 (File No. 1-01520), and is incorporated herein by reference.

10.22†
Amendment to the 2009 Benefits Restoration Plan for the GenCorp Inc. Pension Plan, effective October 6, 2009 was filed as Exhibit 10.7 to GenCorp Inc.’s Quarterly Report on Form 10-Q for the third quarter ended August 31, 2009 (File No. 1-01520), and is incorporated herein by reference.

10.23†
Amendment to the Deferred Bonus Plan of GenCorp Inc. and Participating Subsidiaries, effective October 6, 2009 was filed as Exhibit 10.8 to GenCorp Inc.’s Quarterly Report on Form 10-Q for the third quarter ended August 31, 2009 (File No. 1-01520), and is incorporated herein by reference.

10.24†
Amendment to the GenCorp Inc. Deferred Compensation Plan for Nonemployee Directors, as amended, effective October 6, 2009 was filed as Exhibit 10.9 to GenCorp Inc.’s Quarterly Report on Form 10-Q for the third quarter ended August 31, 2009 (File No. 1-01520), and is incorporated herein by reference.

10.25†
Amendment to the GenCorp Inc. 1996 Supplemental Retirement Plan for Management Employees, effective October 6, 2009 was filed as Exhibit 10.10 to GenCorp Inc.’s Quarterly Report on Form 10-Q for the third quarter ended August 31, 2009 (File No. 1-01520), and is incorporated herein by reference.

10.26†
Employment Agreement dated January 6, 2010 by and between Scott Seymour and GenCorp Inc. was filed as Exhibit 10.1 to GenCorp Inc.’s Current Report on Form 8-K dated January 6, 2010 (File No. 1-01520), and is incorporated herein by reference.

10.27
Settlement Agreement by and between Aerojet and United States of America, dated November 29, 1992, was filed as Exhibit 10.52 to GenCorp Inc.’s Annual Report on Form 10-K for the fiscal year ended November 30, 2009 (File No. 1-01520), and is incorporated herein by reference.

10.28
Modification No. 1 to the November 29, 1992 Settlement Agreement by and between Aerojet and United States of America, dated October 27, 1998, was filed as Exhibit 10.53 to GenCorp Inc.’s Annual Report on Form 10-K for the fiscal year ended November 30, 2009 (File No. 1-01520), and is incorporated herein by reference.

10.29
Purchase Agreement dated March 18, 2010 between GenCorp Inc. and Beach Point Capital Management LP, on behalf of certain funds and accounts it manages was filed as Exhibit 10.2 to GenCorp Inc.’s Current Report on Form 8-K filed on March 19, 2010 (File No. 1-01520), and is incorporated herein by reference.

10.30†
Addendum dated as of February 10, 2011 to the Employment Agreement, dated as of January 6, 2010, by and between GenCorp Inc. and Scott Seymour was filed as Exhibit 10.1 to GenCorp Inc.’s Current Report on Form 8-K dated February 9, 2011 (File No. 1-01520), and is incorporated herein by reference.

10.31†
Amendment to the Amended and Restated 2009 Equity and Performance Incentive Plan, was filed as an exhibit 10.1 to GenCorp Inc.’s Current Report on Form 8-K dated March 30, 2011 (File No. 1-01520), and is incorporated herein by reference.

10.32†
Employment Offer Letter dated July 29, 2011 by and between GenCorp Inc. and Christopher C. Cambria was filed as Exhibit 10.1 to GenCorp Inc.’s Current Report on Form 8-K dated September 12, 2011 (File No. 1-01520), and is incorporated herein by reference.

10.33†
Employment Offer Letter, dated May 21, 2012, by and between Aerojet-General Corporation and Warren M. Boley, Jr. was filed as Exhibit 10.1 to GenCorp Inc.’s Current Report on Form 8-K dated July 23, 2012 (File No. 1-01520), and is incorporated herein by reference.

10.34
Escrow Agreement, dated as of January 28, 2013, by and among GenCorp Inc. and U.S. Bank National Association, as trustee, escrow agent and bank and securities intermediary was filed as Exhibit 10.1 to GenCorp Inc.’s Current Report on Form 8-K dated February 1, 2013 (File No. 1-01520), and is incorporated herein by reference.

10.35
GenCorp Inc. 2013 Employee Stock Purchase Plan (incorporated by reference to Exhibit A of the Company’s Definitive Proxy Statement filed with the Securities and Exchange Commission on February 15, 2013 (File No. 1-01520)).

10.36†
Amendment to the GenCorp Inc. Deferred Compensation Plan for Nonemployee Directors, as amended, effective April 11, 2013 was filed as Exhibit 10.1 to GenCorp Inc.’s Quarterly Report on Form 10-Q for the second quarter ended May 31, 2013 (File No. 1-01520), and is incorporated herein by reference.

10.37
Joinder Agreement dated as of June 14, 2013 by and among Pratt &Whitney Rocketdyne, Inc., Arde, Inc., Arde-Barinco, Inc., GenCorp Inc. and Wells Fargo Bank, National Association to that certain Second Amended and Restated Credit Agreement, dated as of November 18, 2011 (as amended, restated, amended and restated, supplemented or otherwise modified) by and among GenCorp Inc., the Material Domestic Subsidiaries from time to time party thereto, the Lenders from time to time party thereto and Wells Fargo Bank, National Association was filed as Exhibit 10.2 to GenCorp Inc.’s Current Report on Form 8-K dated June 14, 2013 (File No. 1-01520), and is incorporated herein by reference.

10.38
Purchase Agreement Joinder, dated as of June 14, 2013, by Pratt & Whitney Rocketdyne, Inc., Arde, Inc., Arde-Barinco, Inc. and Morgan Stanley & Co. LLC to that certain Purchase Agreement, dated as of January 18, 2013, by and among GenCorp Inc., Aerojet-General Corporation and the Initial Purchasers named therein was filed as Exhibit 10.4 to GenCorp Inc.’s Current Report on Form 8-K dated June 14, 2013 (File No. 1-01520), and is incorporated herein by reference.

10.39†
Stock Option Cancellation Agreement, dated July 9, 2013, between GenCorp Inc. and Kathleen E. Redd was filed as Exhibit 10.1 to GenCorp Inc.’s Current Report on Form 8-K dated July 12, 2013 (File No. 1-01520), and is incorporated herein by reference.

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

10.49†
Offer letter between GenCorp and Eileen Drake, dated March 2, 2015 was filed as Exhibit 10.1 to GenCorp Inc.’s Current Report on Form 8-K dated March 2, 2015 (File No. 1-01520), and is incorporated herein by reference.

10.50†
Separation and General Release Agreement between Aerojet Rocketdyne, Inc. and Warren M. Boley, Jr. dated March 5,2015 was filed as Exhibit 10.1 to GenCorp Inc.’s Current Report on Form 8-K dated March 5, 2015 (File No. 1-01520), and is incorporated herein by reference.

10.51†
Transition and General Release Agreement between Aerojet Rocketdyne Holdings, Inc. and Scott J. Seymour dated July 7, 2015 was filed as Exhibit 10.1 to Aerojet Rocketdyne Holdings, Inc.’s Current Report on Form 8-K dated July 7, 2015 (File No. 1-01520), and is incorporated herein by reference.

10.52†
Executive Employment Agreement, dated as of November 23, 2015, between Aerojet Rocketdyne Holdings, Inc. and Eileen Drake was filed as Exhibit 10.1 to Aerojet Rocketdyne Holdings, Inc.’s Current Report on Form 8-K dated November 23, 2015 (File No. 1-01520), and is incorporated herein by reference.

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
February 16, 2016

Aerojet Rocketdyne Holdings, Inc.
By:	/s/ EILEEN P. DRAKE
Eileen P. Drake
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature		Title	Date
/s/ EILEEN P. DRAKE Eileen P. Drake		President, Chief Executive Officer and Director (Principal Executive Officer)	February 16, 2016
/s/ KATHLEEN E. REDD Kathleen E. Redd		Vice President, Chief Financial Officer and Assistant Secretary (Principal Financial Officer and Principal Accounting Officer)	February 16, 2016
* Warren G. Lichtenstein		Chairman of the Board of Directors	February 16, 2016
* Thomas A. Corcoran		Director	February 16, 2016
* James R. Henderson		Director	February 16, 2016
* Lance W. Lord		Director	February 16, 2016
* Merrill A. McPeak		Director	February 16, 2016
* James H. Perry		Director	February 16, 2016
* Martin Turchin		Director	February 16, 2016
* By:	/s/ KATHLEEN E. REDD Kathleen E. Redd	Attorney-in-Fact pursuant to Power of Attorney	February 16, 2016

EXHIBIT INDEX

Table Item No.	Exhibit Description
2.1
Stock and Asset Purchase Agreement, dated July 22, 2012, by and between United Technologies Corporation and GenCorp Inc. was filed as Exhibit 2.1 to GenCorp Inc.’s Current Report on Form 8-K dated July 26, 2012 (File No. 1-01520) and incorporated herein by reference.**

2.2
Amendment No. 1 to the Stock and Asset Purchase Agreement, dated as of October 16, 2012, by and between GenCorp Inc. and United Technologies Corporation was filed as Exhibit 2.1 to GenCorp Inc.’s Current Report on Form 8-K dated October 22, 2012 (File No. 1-01520) and incorporated herein by reference.**

2.3
Amended and Restated Stock and Asset Purchase Agreement, dated as of June 12, 2013, by and between United Technologies Corporation and GenCorp Inc. was filed as Exhibit 2.1 to GenCorp Inc.’s Current Report on Form 8-K dated June 14, 2013 (File No. 1-01520), and is incorporated herein by reference.**

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

3.3*	Certificate of Incorporation, as of April 11, 2014, as amended on April 27, 2015.
3.4	Bylaws, effective April 11, 2014 was filed as Exhibit 3.4 to GenCorp Inc.’s Current Report on Form 8-K dated April 11, 2014 (File No. 1-01520), and is incorporated herein by reference.
4.1
Indenture, dated as of November 23, 2004, between GenCorp Inc. and The Bank of New York Trust Company, N.A., as trustee relating to GenCorp Inc.’s 2  1 / 4 % Convertible Subordinated Debentures due 2024 was filed as Exhibit 4.01 to GenCorp Inc.’s Current Report on Form 8-K dated November 23, 2004 (File No. 1-01520), as amended, and incorporated herein by reference.

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

4.3
Form of 2  1 / 4 % Convertible Subordinated Debenture was filed as Exhibit 4.02 to GenCorp Inc.’s Current Report on Form 8-K dated November 23, 2004 (File No. 1-01520), as amended, and incorporated herein by reference.

4.4	GenCorp Retirement Savings Plan was filed as Exhibit 4.1 to GenCorp Inc.’s Registration Statement on Form S-8 filed on June 30, 2008 (File No. 333-0152032) and incorporated herein by reference.
4.5
Indenture, dated as of December 21, 2009, between GenCorp Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to GenCorp’s 4.0625% Convertible Subordinated Debentures due 2039 was filed as Exhibit 4.1 to GenCorp Inc.’s Current Report on Form 8-K filed on December 21, 2009 (File 1-01520) and is incorporated herein by reference.

4.6
Form of 4.0625% Convertible Subordinated Debenture due 2039 was filed as Exhibit 4.2 to GenCorp Inc.’s Current Report on Form 8-K dated December 21, 2009 (File No. 1-01520), as amended, and incorporated herein by reference.

4.7
Third Supplemental Indenture dated as of November 24, 2009, by and among GenCorp Inc., Easton Development Company, LLC, and The Bank of New York Mellon Trust Company, N.A. (formerly known as The Bank of New York Trust Company, N.A. and successor to The Bank of New York), to the Indenture dated as of August 11, 2003, as amended, between GenCorp Inc. as Issuer, the Guarantors party thereto as Guarantors, and The Bank of New York Mellon Trust Company, N.A., as Trustee was filed as Exhibit 10.1 to GenCorp Inc.’s Current Report on Form 8-K filed on November 30, 2009 (File No. 1-01520), and is incorporated herein by reference.

4.8
GenCorp Inc. Amended and Restated 2009 Equity and Performance Incentive Plan was filed as Exhibit 4.1 to GenCorp Inc.’s Form S-8 Registration Statement dated March 28, 2012 (File No. 333-180400), and is incorporated herein by reference.

4.9
Indenture for the Senior Secured Notes, dated as of January 28, 2013, between UR Financing Escrow Corporation, and U.S. Bank National Association, as Trustee was filed as Exhibit 4.1 to GenCorp Inc.’s Current Report on Form 8-K filed on February 1, 2013 (File No. 1-01520), and is incorporated herein by reference.

4.10
First Supplemental Indenture to the Senior Secured Notes, dated as of June 14, 2013, among GenCorp Inc., Aerojet Rocketdyne of DE, Inc., Arde, Inc. and Arde-Barinco, Inc., and U.S. Bank National Association, as Trustee was filed as Exhibit 4.1 to GenCorp Inc.’s Current Report on Form 8-K dated June 14, 2013 (File No. 1-01520), and is incorporated herein by reference.

4.11
Registration Rights Agreement, dated as of January 28, 2013, among GenCorp Inc. and Morgan Stanley & Co. LLC, Citigroup Global Markets Inc., Wells Fargo Securities, LLC, and SunTrust Robinson Humphrey, Inc., as representatives of the purchasers named therein was filed as Exhibit 10.2 of GenCorp Inc.’s Current Report on Form 8-K filed on February 1, 2013 (File No. 1-01520), and is incorporated herein by reference.

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
4.16
GenCorp Inc. Amended and Restated 2009 Equity and Performance Incentive Plan was filed as Exhibit 4.1 to GenCorp Inc.’s Registration Statement on Form S-8 dated April 9, 2015 (File No. 333-203319), and is incorporated herein by reference.

10.1
Amended and Restated Environmental Agreement by and between Aerojet and Northrop Grumman, dated October 19, 2001 was filed as Exhibit 2.4 to the Company’s Current Report on Form 8-K dated November 5, 2001 (File No. 1-01520), and is incorporated herein by reference.

10.2†
GenCorp 1996 Supplemental Retirement Plan for Management Employees effective March 1, 1996 was filed as Exhibit B to GenCorp Inc.’s Annual Report on Form 10-K for the fiscal year ended November 30, 1996 (File No. 1-01520), and is incorporated herein by reference.

10.3†
2009 Benefit Restoration Plan for the GenCorp Inc. Pension Plan was filed as Exhibit 10.1 to GenCorp Inc.’s Current Report on Form 8-K filed on January 7, 2009 (File No. 1-01520), and is incorporated herein by reference.

10.4†
2009 Benefit Restoration Plan for the GenCorp Inc. 401(k) Plan was filed as Exhibit 10.2 to GenCorp Inc.’s Current Report on Form 8-K filed on January 7, 2009 (File No. 1-01520), and is incorporated herein by reference.

10.5†
Deferred Bonus Plan of GenCorp Inc. and Participating Subsidiaries was filed as Exhibit 10.6 to GenCorp Inc.’s Annual Report on Form 10-K for the fiscal year ended November 30, 2008 (File No. 1-01520), and is incorporated herein by reference.

10.6†
GenCorp Inc. Deferred Compensation Plan for Nonemployee Directors, as amended was filed as Exhibit 10.7 to GenCorp Inc.’s Annual Report on Form 10-K for the fiscal year ended November 30, 2008 (File No. 1-01520), and is incorporated herein by reference.

10.7†	GenCorp Inc. 1997 Stock Option Plan effective March 26, 1997 was filed as Exhibit 4.1 to Form S-8 Registration Statement No. 333-35621 dated September 15, 1997 and is incorporated herein by reference.
10.8†
GenCorp Inc. 1999 Equity and Performance Incentive Plan as amended was filed as Exhibit 10.11 to GenCorp Inc.’s Annual Report on Form 10-K for the fiscal year ended November 30, 2007 (File No. 1-01520), and is incorporated herein by reference.

10.9†
Form of Restricted Stock Agreement between the Company and Nonemployee Directors providing for payment of part of Directors’ compensation for service on the Board of Directors in Company stock was filed as Exhibit 10.1 to GenCorp Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended February 28, 1998 (File No. 1-01520), and is incorporated herein by reference.

10.10†
Form of Restricted Stock Agreement between the Company and Nonemployee Directors providing for payment of part of Directors’ compensation for service on the Board of Directors in Company stock was filed as Exhibit 10.1 to GenCorp Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended February 28, 1999 (File No. 1-01520), and is incorporated herein by reference.

10.11†
Form of Restricted Stock Agreement between the Company and Directors or Employees for grants of time-based vesting of restricted stock under the GenCorp Inc. 1999 Equity and Performance Incentive Plan was filed as Exhibit 10.26 to GenCorp Inc.’s Annual Report on Form 10-K for the fiscal year ended November 30, 2004 (File No. 1-01520), and is incorporated herein by reference.

10.12†
Form of Stock Appreciation Rights Agreement between the Company and Employees for grants of stock appreciation rights under the GenCorp Inc. 1999 Equity and Performance Incentive Plan was filed as Exhibit 10.27 to GenCorp Inc.’s Annual Report on Form 10-K for the fiscal year ended November 30, 2004 (File No. 1-01520), and is incorporated herein by reference.

10.13†
Form of Stock Appreciation Rights Agreement between the Company and Directors for grants of stock appreciation rights under the GenCorp Inc. 1999 Equity and Performance Incentive Plan was filed as Exhibit 10.28 to GenCorp Inc.’s Annual Report on Form 10-K for the fiscal year ended November 30, 2004 (File No. 1-01520), and is incorporated herein by reference.

10.14†
Form of Restricted Stock Agreement between the Company and Employees for grants of performance-based vesting of restricted stock under the GenCorp Inc. 1999 Equity and Performance Incentive Plan was filed as Exhibit 10.29 to GenCorp Inc.’s Annual Report on Form 10-K for the fiscal year ended November 30, 2004 (File No. 1-01520), and is incorporated herein by reference.

10.15†
Form of Director Nonqualified Stock Option Agreement between the Company and Nonemployee Directors providing for annual grant of nonqualified stock options prior to February 28, 2002, valued at $30,000 was filed as Exhibit 10.1 to GenCorp Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 2002 (File No. 1-01520), and is incorporated herein by reference.

10.16†
Form of Director Nonqualified Stock Option Agreement between the Company and Nonemployee Directors providing for an annual grant of nonqualified stock options on or after February 28, 2002, valued at $30,000 in lieu of further participation in Retirement Plan for Nonemployee Directors was filed as Exhibit 10.2 to GenCorp Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 2002 (File No. 1-01520), and is incorporated herein by reference.

10.17†
Form of Restricted Stock Agreement Version 2 between the Company and Employees for grants of performance-based vesting of restricted stock under the GenCorp Inc. 1999 Equity and Performance Incentive Plan was filed as Exhibit 10.33 to GenCorp Inc.’s Annual Report on Form 10-K for the fiscal year ended November 30, 2005 (File No. 1-01520) and is incorporated herein by reference.

10.18
Second Amended and Restated Shareholder Agreement dated as of March 5, 2008, by and between GenCorp Inc. and Steel Partners II L.P. was filed as Exhibit 10.1 to GenCorp Inc.’s Current Report on Form 8-K filed on March 10, 2008 (File No. 1-01520), and is incorporated herein by reference.

10.19†
Director Stock Appreciation Rights Agreement between GenCorp Inc. and Directors for grants of stock appreciation rights under the GenCorp Inc. 2009 Equity and Performance Incentive Plan was filed as Exhibit 10.4 to GenCorp Inc.’s Quarterly Report on Form 10-Q for the third quarter ended August 31, 2009 (File No. 1-01520), and is incorporated herein by reference.

10.20†
Amendment to the Benefits Restoration Plan for Salaried Employees of GenCorp Inc. and Certain Subsidiary Companies, effective October 6, 2009 was filed as Exhibit 10.5 to GenCorp Inc.’s Quarterly Report on Form 10-Q for the third quarter ended August 31, 2009 (File No. 1-01520), and is incorporated herein by reference.

10.21†
Amendment to the 2009 Benefit Restoration Plan for the GenCorp Inc. 401(k) Plan, effective October 6, 2009 was filed as Exhibit 10.6 to GenCorp Inc.’s Quarterly Report on Form 10-Q for the third quarter ended August 31, 2009 (File No. 1-01520), and is incorporated herein by reference.

10.22†
Amendment to the 2009 Benefits Restoration Plan for the GenCorp Inc. Pension Plan, effective October 6, 2009 was filed as Exhibit 10.7 to GenCorp Inc.’s Quarterly Report on Form 10-Q for the third quarter ended August 31, 2009 (File No. 1-01520), and is incorporated herein by reference.

10.23†
Amendment to the Deferred Bonus Plan of GenCorp Inc. and Participating Subsidiaries, effective October 6, 2009 was filed as Exhibit 10.8 to GenCorp Inc.’s Quarterly Report on Form 10-Q for the third quarter ended August 31, 2009 (File No. 1-01520), and is incorporated herein by reference.

10.24†
Amendment to the GenCorp Inc. Deferred Compensation Plan for Nonemployee Directors, as amended, effective October 6, 2009 was filed as Exhibit 10.9 to GenCorp Inc.’s Quarterly Report on Form 10-Q for the third quarter ended August 31, 2009 (File No. 1-01520), and is incorporated herein by reference.

10.25†
Amendment to the GenCorp Inc. 1996 Supplemental Retirement Plan for Management Employees, effective October 6, 2009 was filed as Exhibit 10.10 to GenCorp Inc.’s Quarterly Report on Form 10-Q for the third quarter ended August 31, 2009 (File No. 1-01520), and is incorporated herein by reference.

10.26†
Employment Agreement dated January 6, 2010 by and between Scott Seymour and GenCorp Inc. was filed as Exhibit 10.1 to GenCorp Inc.’s Current Report on Form 8-K dated January 6, 2010 (File No. 1-01520), and is incorporated herein by reference.

10.27
Settlement Agreement by and between Aerojet and United States of America, dated November 29, 1992, was filed as Exhibit 10.52 to GenCorp Inc.’s Annual Report on Form 10-K for the fiscal year ended November 30, 2009 (File No. 1-01520), and is incorporated herein by reference.

10.28
Modification No. 1 to the November 29, 1992 Settlement Agreement by and between Aerojet and United States of America, dated October 27, 1998, was filed as Exhibit 10.53 to GenCorp Inc.’s Annual Report on Form 10-K for the fiscal year ended November 30, 2009 (File No. 1-01520), and is incorporated herein by reference.

10.29
Purchase Agreement dated March 18, 2010 between GenCorp Inc. and Beach Point Capital Management LP, on behalf of certain funds and accounts it manages was filed as Exhibit 10.2 to GenCorp Inc.’s Current Report on Form 8-K filed on March 19, 2010 (File No. 1-01520), and is incorporated herein by reference.

10.30†
Addendum dated as of February 10, 2011 to the Employment Agreement, dated as of January 6, 2010, by and between GenCorp Inc. and Scott Seymour was filed as Exhibit 10.1 to GenCorp Inc.’s Current Report on Form 8-K dated February 9, 2011 (File No. 1-01520), and is incorporated herein by reference.

10.31†
Amendment to the Amended and Restated 2009 Equity and Performance Incentive Plan, was filed as an exhibit 10.1 to GenCorp Inc.’s Current Report on Form 8-K dated March 30, 2011 (File No. 1-01520), and is incorporated herein by reference.

10.32†
Employment Offer Letter dated July 29, 2011 by and between GenCorp Inc. and Christopher C. Cambria was filed as Exhibit 10.1 to GenCorp Inc.’s Current Report on Form 8-K dated September 12, 2011 (File No. 1-01520), and is incorporated herein by reference.

10.33†
Employment Offer Letter, dated May 21, 2012, by and between Aerojet-General Corporation and Warren M. Boley, Jr. was filed as Exhibit 10.1 to GenCorp Inc.’s Current Report on Form 8-K dated July 23, 2012 (File No. 1-01520), and is incorporated herein by reference.

10.34
Escrow Agreement, dated as of January 28, 2013, by and among GenCorp Inc. and U.S. Bank National Association, as trustee, escrow agent and bank and securities intermediary was filed as Exhibit 10.1 to GenCorp Inc.’s Current Report on Form 8-K dated February 1, 2013 (File No. 1-01520), and is incorporated herein by reference.

10.35
GenCorp Inc. 2013 Employee Stock Purchase Plan (incorporated by reference to Exhibit A of the Company’s Definitive Proxy Statement filed with the Securities and Exchange Commission on February 15, 2013 (File No. 1-01520)).

10.36†
Amendment to the GenCorp Inc. Deferred Compensation Plan for Nonemployee Directors, as amended, effective April 11, 2013 was filed as Exhibit 10.1 to GenCorp Inc.’s Quarterly Report on Form 10-Q for the second quarter ended May 31, 2013 (File No. 1-01520), and is incorporated herein by reference.

10.37
Joinder Agreement dated as of June 14, 2013 by and among Pratt &Whitney Rocketdyne, Inc., Arde, Inc., Arde-Barinco, Inc., GenCorp Inc. and Wells Fargo Bank, National Association to that certain Second Amended and Restated Credit Agreement, dated as of November 18, 2011 (as amended, restated, amended and restated, supplemented or otherwise modified) by and among GenCorp Inc., the Material Domestic Subsidiaries from time to time party thereto, the Lenders from time to time party thereto and Wells Fargo Bank, National Association was filed as Exhibit 10.2 to GenCorp Inc.’s Current Report on Form 8-K dated June 14, 2013 (File No. 1-01520), and is incorporated herein by reference.

10.38
Purchase Agreement Joinder, dated as of June 14, 2013, by Pratt & Whitney Rocketdyne, Inc., Arde, Inc., Arde-Barinco, Inc. and Morgan Stanley & Co. LLC to that certain Purchase Agreement, dated as of January 18, 2013, by and among GenCorp Inc., Aerojet-General Corporation and the Initial Purchasers named therein was filed as Exhibit 10.4 to GenCorp Inc.’s Current Report on Form 8-K dated June 14, 2013 (File No. 1-01520), and is incorporated herein by reference.

10.39†
Stock Option Cancellation Agreement, dated July 9, 2013, between GenCorp Inc. and Kathleen E. Redd was filed as Exhibit 10.1 to GenCorp Inc.’s Current Report on Form 8-K dated July 12, 2013 (File No. 1-01520), and is incorporated herein by reference.

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

10.49†
Offer letter between GenCorp and Eileen Drake, dated March 2, 2015 was filed as Exhibit 10.1 to GenCorp Inc.’s Current Report on Form 8-K dated March 2, 2015 (File No. 1-01520), and is incorporated herein by reference.

10.50†
Separation and General Release Agreement between Aerojet Rocketdyne, Inc. and Warren M. Boley, Jr. dated March 5,2015 was filed as Exhibit 10.1 to GenCorp Inc.’s Current Report on Form 8-K dated March 5, 2015 (File No. 1-01520), and is incorporated herein by reference.

10.51†
Transition and General Release Agreement between Aerojet Rocketdyne Holdings, Inc. and Scott J. Seymour dated July 7, 2015 was filed as Exhibit 10.1 to Aerojet Rocketdyne Holdings, Inc.’s Current Report on Form 8-K dated July 7, 2015 (File No. 1-01520), and is incorporated herein by reference.

10.52†
Executive Employment Agreement, dated as of November 23, 2015, between Aerojet Rocketdyne Holdings, Inc. and Eileen Drake was filed as Exhibit 10.1 to Aerojet Rocketdyne Holdings, Inc.’s Current Report on Form 8-K dated November 23, 2015 (File No. 1-01520), and is incorporated herein by reference.

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