Form 10-Q
period 2016-03-31
AEROJET ROCKETDYNE HOLDINGS, INC.
filed 2016-05-10
CIK 40888

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-Q
 (Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended: March 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 30, 2016, there were 64.3 million outstanding shares of our Common Stock, including redeemable common stock and unvested common shares, $0.10 par value.

Aerojet Rocketdyne Holdings, Inc.
Quarterly Report on Form 10-Q
For the Quarterly Period Ended March 31, 2016

Part I — FINANCIAL INFORMATION
Item 1. Financial Statements
Aerojet Rocketdyne Holdings, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended March 31,	Three months ended February 28,	One month ended December 31,
	2016	2015	2015
		As Restated
	(In millions, except per share amounts)
Net sales	$356.9	$323.0	$96.3
Operating costs and expenses:
Cost of sales (exclusive of items shown separately below)	309.7	285.4	75.4
Selling, general and administrative	11.6	15.6	2.8
Depreciation and amortization	15.1	16.3	5.1
Other expense, net:
Loss on debt repurchased	0.3	0.2	—
Other	0.6	1.5	0.2
Total operating costs and expenses	337.3	319.0	83.5
Operating income	19.6	4.0	12.8
Non-operating (income) expense:
Interest income	(0.2)	(0.1)	—
Interest expense	11.1	13.4	3.8
Total non-operating expense, net	10.9	13.3	3.8
Income (loss) from continuing operations before income taxes	8.7	(9.3)	9.0
Income tax provision (benefit)	3.5	(5.8)	2.0
Income (loss) from continuing operations	5.2	(3.5)	7.0
(Loss) income from discontinued operations, net of income taxes	(0.1)	0.2	—
Net income (loss)	$5.1	$(3.3)	$7.0
Income (loss) Per Share of Common Stock
Basic
Income (loss) from continuing operations	$0.08	$(0.06)	$0.11
(Loss) income from discontinued operations, net of income taxes	—	—	—
Net income (loss)	$0.08	$(0.06)	$0.11
Diluted
Income (loss) from continuing operations	$0.08	$(0.06)	$0.10
(Loss) income from discontinued operations, net of income taxes	—	—	—
Net income (loss)	$0.08	$(0.06)	$0.10
Weighted average shares of common stock outstanding, basic	63.0	58.9	62.9
Weighted average shares of common stock outstanding, diluted	63.0	58.9	72.5
See Notes to Unaudited Condensed Consolidated Financial Statements.

Aerojet Rocketdyne Holdings, Inc.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three months ended March 31,	Three months ended February 28,	One month ended December 31,
	2016	2015	2015
		As Restated
	(In millions)
Net income (loss)	$5.1	$(3.3)	$7.0
Other comprehensive income:
Actuarial losses, net of income taxes	—	—	(8.6)
Amortization of actuarial losses and prior service credits, net of income taxes	9.1	12.1	3.3
Comprehensive income	$14.2	$8.8	$1.7
See Notes to Unaudited Condensed Consolidated Financial Statements.

Aerojet Rocketdyne Holdings, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

	March 31, 2016	December 31, 2015	November 30, 2015
	(In millions, except per share and share amounts)
ASSETS
Current Assets
Cash and cash equivalents	$155.5	$208.5	$211.1
Accounts receivable	182.3	169.5	171.5
Inventories	170.6	156.2	157.5
Recoverable from the U.S. government and other third parties for environmental remediation costs	27.1	24.0	24.0
Receivable from Northrop Grumman Corporation (“Northrop”)	6.0	6.0	6.0
Other current assets, net	70.8	69.2	64.4
Deferred income taxes	36.7	36.5	28.1
Total Current Assets	649.0	669.9	662.6
Noncurrent Assets
Property, plant and equipment, net	359.4	363.3	365.8
Real estate held for entitlement and leasing	87.3	86.2	86.2
Recoverable from the U.S. government and other third parties for environmental remediation costs	201.9	207.2	210.4
Receivable from Northrop	62.7	63.2	62.7
Deferred income taxes	286.2	288.3	286.7
Goodwill	158.1	158.1	158.1
Intangible assets	104.3	107.7	108.8
Other noncurrent assets, net	79.1	81.6	82.0
Total Noncurrent Assets	1,339.0	1,355.6	1,360.7
Total Assets	$1,988.0	$2,025.5	$2,023.3
LIABILITIES, REDEEMABLE COMMON STOCK, AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Short-term borrowings and current portion of long-term debt, net of deferred financing costs	$5.2	$5.3	$5.3
Accounts payable	86.7	64.2	105.2
Reserves for environmental remediation costs	37.1	32.6	32.6
Postretirement medical and life insurance benefits	6.0	6.0	6.0
Advance payments on contracts	200.8	230.9	203.7
Other current liabilities	180.5	203.1	201.3
Total Current Liabilities	516.3	542.1	554.1
Noncurrent Liabilities
Senior debt, net of deferred financing costs	85.6	86.8	88.1
Second-priority senior notes, net of deferred financing costs	450.0	449.4	449.4
Convertible subordinated notes	84.8	84.8	84.8
Other debt, net of deferred financing costs	—	12.7	12.8
Reserves for environmental remediation costs	262.2	269.7	273.5
Pension benefits	575.0	580.6	566.2
Postretirement medical and life insurance benefits	44.1	44.8	45.5
Other noncurrent liabilities	94.0	95.2	94.4
Total Noncurrent Liabilities	1,595.7	1,624.0	1,614.7
Total Liabilities	2,112.0	2,166.1	2,168.8
Commitments and contingencies (Note 7)
Redeemable common stock, par value of $0.10; 0.1 million shares issued and outstanding as of March 31, 2016, December 31, 2015, and November 30, 2015	1.3	1.6	0.9
Stockholders’ Deficit
Preference stock, par value of $1.00; 15.0 million shares authorized; none issued or outstanding	—	—	—
Common stock, par value of $0.10; 150.0 million shares authorized; 63.1 million shares issued and outstanding as of March 31, 2016; 62.9 million shares issued and outstanding as of December 31, 2015 and November 30, 2015	6.5	6.5	6.5
Other capital	345.3	342.6	340.1
Treasury stock at cost, 3.5 million shares as of March 31, 2016, December 31, 2015 and November 30, 2015	(64.5)	(64.5)	(64.5)
Accumulated deficit	(74.7)	(79.8)	(86.8)
Accumulated other comprehensive loss, net of income taxes	(337.9)	(347.0)	(341.7)
Total Stockholders’ Deficit	(125.3)	(142.2)	(146.4)
Total Liabilities, Redeemable Common Stock and Stockholders’ Deficit	$1,988.0	$2,025.5	$2,023.3
See Notes to Unaudited Condensed Consolidated Financial Statements.

Aerojet Rocketdyne Holdings, Inc.
Condensed Consolidated Statement of Stockholders’ Deficit
(Unaudited)

	Common Stock					Accumulated Other	Total
			Other Capital	Treasury Stock	Accumulated Deficit	Comprehensive Loss	Stockholders' Deficit
	Shares	Amount
	(In millions)
November 30, 2015	62.9	$6.5	$340.1	$(64.5)	$(86.8)	$(341.7)	$(146.4)
Net income	—	—	—	—	7.0	—	7.0
Actuarial losses, net of income taxes	—	—	—	—	—	(8.6)	(8.6)
Amortization of actuarial losses and prior service credits, net of income taxes	—	—	—	—	—	3.3	3.3
Reclassification from redeemable common stock	—	—	(0.7)	—	—	—	(0.7)
Tax benefit from shares issued under equity plans	—	—	2.4	—	—	—	2.4
Repurchase of shares to satisfy tax withholding obligations	—	—	(0.2)	—	—	—	(0.2)
Stock-based compensation and other, net	—	—	1.0	—	—	—	1.0
December 31, 2015	62.9	6.5	342.6	(64.5)	(79.8)	(347.0)	(142.2)
Net income	—	—	—	—	5.1	—	5.1
Amortization of actuarial losses and prior service credits, net of income taxes	—	—	—	—	—	9.1	9.1
Reclassification from redeemable common stock	—	—	0.3	—	—	—	0.3
Repurchase of shares to satisfy tax withholding obligations	(0.1)	—	(0.7)	—	—	—	(0.7)
Stock-based compensation and other, net	0.3	—	3.1	—	—	—	3.1
March 31, 2016	63.1	$6.5	$345.3	$(64.5)	$(74.7)	$(337.9)	$(125.3)
See Notes to Unaudited Condensed Consolidated Financial Statements.

Aerojet Rocketdyne Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three months ended March 31,	Three months ended February 28,	One month ended December 31,
	2016	2015	2015
		As Restated
	(In millions)
Operating Activities
Net income (loss)	$5.1	$(3.3)	$7.0
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Loss (income) from discontinued operations, net of income taxes	0.1	(0.2)	—
Depreciation and amortization	15.1	16.3	5.1
Amortization of financing costs	0.6	0.7	0.2
Stock-based compensation	2.3	5.3	(0.4)
Retirement benefit expense	17.2	16.8	5.6
Loss on debt repurchased	0.3	0.2	—
Loss on disposal of long-lived assets	—	0.2	—
Tax benefit on stock-based awards	—	(1.4)	(2.4)
Changes in assets and liabilities:
Accounts receivable	(12.8)	(19.5)	2.0
Inventories	(14.4)	(23.5)	1.3
Other current assets, net	(1.6)	(5.3)	(4.8)
Real estate held for entitlement and leasing	(1.2)	(1.5)	(0.1)
Receivable from Northrop	0.5	(0.6)	(0.5)
Recoverable from the U.S. government and other third parties for environmental remediation costs	2.2	3.8	3.2
Other noncurrent assets	2.8	13.4	0.5
Assets held for sale	—	(14.2)	—
Accounts payable	22.5	(19.0)	(41.0)
Pension and postretirement medical and life benefits	(8.7)	(1.6)	(0.2)
Advance payments on contracts	(30.1)	9.6	27.2
Other current liabilities	(23.3)	(7.9)	5.6
Deferred income taxes	(3.8)	(1.1)	(7.1)
Reserves for environmental remediation costs	(3.0)	(3.4)	(3.8)
Other noncurrent liabilities	(1.5)	0.6	0.3
Net Cash Used In Operating Activities	(31.7)	(35.6)	(2.3)
Investing Activities
Capital expenditures	(7.7)	(4.3)	(1.2)
Net Cash Used in Investing Activities	(7.7)	(4.3)	(1.2)
Financing Activities
Debt repayments	(14.4)	(9.3)	(1.3)
Repurchase of shares to satisfy employee tax withholding obligations	(0.7)	(2.4)	(0.2)
Proceeds from shares issued under stock plans	1.5	—	—
Tax benefit on stock-based awards	—	1.4	2.4
Net Cash (Used in) Provided by Financing Activities	(13.6)	(10.3)	0.9
Net Decrease in Cash and Cash Equivalents	(53.0)	(50.2)	(2.6)
Cash and Cash Equivalents at Beginning of Period	208.5	265.9	211.1
Cash and Cash Equivalents at End of Period	$155.5	$215.7	$208.5
Supplemental disclosures of cash flow information
Cash paid for interest	$17.7	$6.2	$2.7
Cash paid for income taxes	12.7	5.3	—
Conversion of debt to common stock	—	34.4	—
See Notes to Unaudited Condensed Consolidated Financial Statements.

Aerojet Rocketdyne Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
Note 1. Basis of Presentation and Nature of Operations
Aerojet Rocketdyne Holdings, Inc. (“Aerojet Rocketdyne Holdings” or the “Company”) has prepared the accompanying unaudited condensed consolidated financial statements, including its accounts and the accounts of its wholly-owned subsidiaries, in accordance with the instructions to Form 10-Q. The year-end, November 30, 2015, condensed consolidated balance sheet was derived from audited financial statements but does not include all of the disclosures required by accounting principles generally accepted in the United States of America (“GAAP”). These interim financial statements should be read in conjunction with the financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2015, as filed with the Securities and Exchange Commission (“SEC”). Certain reclassifications have been made to financial information for the prior year to conform to the current year’s presentation.
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
In June 2013, the Company acquired the Pratt & Whitney Rocketdyne division (the “Rocketdyne Business”) from United Technologies Corporation (“UTC”).
The Company restated its financial information for the first quarter of fiscal 2015. See Note 13 for additional information.
Change in Fiscal Year End
On January 20, 2016, the Company's board of directors approved a change in the Company's fiscal year-end from November 30 of each year to December 31 of each year. The fiscal year of the Company's subsidiary, Aerojet Rocketdyne, ends on the last Saturday in December. The unaudited results for the month ended December 31, 2015 are included in this report. The audited results for the month ended December 31, 2015 will be included in our Annual Report on Form 10-K for the fiscal year ending December 31, 2016.
Financial information for the three months ended March 31, 2015 has not been included in this Form 10-Q for the following reasons: (i) the three months ended February 28, 2015 provide a meaningful comparison for the three months ended March 31, 2016; (ii) there are no significant factors, seasonal or other, that would impact the comparability of information if the results for the three months ended March 31, 2015 were presented in lieu of results for the three months ended February 28, 2015; and (iii) it was not practicable or cost justified to prepare this information.

AR1 Research and Development
Company-sponsored research and development ("R&D") expenses (reported as a component of cost of sales) are generally reimbursed via allocation of such expenses among all contracts and programs in progress under U.S. government contractual arrangements. The Company's newest large liquid booster engine development project, the AR1, recorded $33.1 million of such reimbursable costs from inception through March 31, 2016. During the third quarter of fiscal 2015, the Company began separately reporting the portion of the engine development expenses associated with the AR1 project which were currently not reimbursed via allocation across all contracts and programs in progress under U.S. governmental contractual arrangements.
In February 2016, the U.S. Air Force selected Aerojet Rocketdyne and United Launch Alliance ("ULA") to share in a public-private partnership to develop jointly the AR1 engine. The total agreement is valued at $804 million with the U.S. Air Force investing two-thirds of the funding required to complete development of the AR1 engine by 2019. The work is expected to be completed no later than December 31, 2019. The U.S. Air Force has obligated $115.3 million with Aerojet Rocketdyne and ULA contributing $57.7 million. The total potential U.S. government investment, including all options, is $536 million. The total potential investment by Aerojet Rocketdyne and its partners, including all options, is $268 million. Under the terms of the AR1 agreement, the U.S. Air Force contributions are based on milestones and recognized as earned when the Company achieves the milestone. In the event the Company records a receivable for a milestone prior to expending the prospective proportional share to be contributed by the Company, the amount is recorded as an accrued liability until earned. Through March 31, 2016, the Company has recorded receivables in the aggregate from the U.S. Air Force and ULA of $10.4 million (of which $3.5 million has been collected) related to AR1 engine development which was recorded as a reduction of the AR1 R&D costs.
The total inception to date AR1 costs not charged to the U.S. governmental contractual arrangements and therefore not reimbursed amounted to $32.1 million through March 31, 2016, bringing the inception to date AR1 R&D costs incurred through March 31, 2016 to $75.6 million. The AR1 inception to date project costs are summarized as follows:

AR1 R&D costs incurred	$75.6
Less amounts funded by the U.S. Air Force	(6.9)
Less amounts funded by ULA	(3.5)
AR1 R&D costs net of reimbursements	65.2
AR1 R&D costs expensed and not applied to contracts	(32.1)
Net AR1 R&D costs applied to contracts	$33.1
Revenue Recognition
In the Company’s Aerospace and Defense segment, recognition of profit on long-term contracts requires the use of assumptions and estimates related to the contract value or total contract revenue, the total cost at completion and the measurement of progress towards completion. Due to the nature of the programs, developing the estimated total cost at completion requires the use of significant judgment. Estimates are continually evaluated as work progresses and are revised as necessary. Factors that must be considered in estimating the work to be completed include labor productivity, the nature and technical complexity of the work to be performed, availability and cost volatility of materials, subcontractor and vendor performance, warranty costs, volume assumptions, anticipated labor agreements and inflationary trends, schedule and performance delays, availability of funding from the customer, and the recoverability of costs incurred outside the original contract included in any estimates to complete. The Company reviews contract performance and cost estimates for some contracts at least monthly and for others at least quarterly and more frequently when circumstances significantly change. When a change in estimate is determined to have an impact on contract profit, the Company will record a positive or negative adjustment to the statement of operations. Changes in estimates and assumptions related to the status of certain long-term contracts may have a material effect on the Company’s operating results. The following table summarizes the impact from 96% of the Company’s aerospace and defense segment net sales over the first three months of fiscal 2016 and 2015 and one month ended December 31, 2015, accounted for under the percentage-of-completion method of accounting:

	Three months ended March 31,	Three months ended February 28,	One month ended December 31,
	2016 (1)	2015	2015
		As Restated
	(In millions, except per share amounts)
Favorable effect of the changes in contract estimates on income (loss) from continuing operations before income taxes	$—	$1.3	$11.7
Favorable effect of the changes in contract estimates on net income (loss)	—	0.8	7.0
Favorable effect of the changes in contract estimates on basic net income (loss) per share	—	0.01	0.11
Favorable effect of the changes in contract estimates on diluted net income (loss) per share	—	0.01	0.09
_______
(1) The impact of all changes in estimates and assumptions related to the status of certain long-term contracts since fiscal year-end 2015 are reflected in the month ended December 31, 2015.
A detailed description of the Company’s significant accounting policies can be found in the Company’s most recent Annual Report on Form 10-K for the fiscal year ended November 30, 2015.
Recently Adopted Accounting Pronouncements
In May 2015, the Financial Accounting Standards Board (“FASB”) issued amended guidance on disclosures for investments in certain entities that calculate net asset value per share (“NAV”) or its equivalent. The new guidance requires the investments for which fair value is measured at NAV (or its equivalent) to be removed from fair value hierarchy.  The Company adopted this guidance as of November 30, 2015.  The new guidance was applied retrospectively to all periods presented.  As the accounting standard only impacted presentation, the new standard did not have an impact on the Company’s financial position, results of operations, or cash flows.
In April 2015, the FASB issued an amendment to the accounting guidance related to the presentation of debt issuance costs. The amendment requires that debt issuance costs related to a debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts or premiums. The Company adopted this guidance as of December 31, 2015 (see Note 6). As the accounting standard only impacted presentation, the new standard did not have an impact on the Company’s financial position, results of operations, or cash flows.
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
In November 2015, the FASB issued guidance that requires deferred tax liabilities and assets to be classified as noncurrent in the consolidated balance sheet. The standard will be effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted for financial statements that have not been previously issued. The standard may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. The Company is evaluating the impact of adopting this new accounting guidance on its consolidated financial statements.
In February 2016, the FASB issued guidance requiring lessees to recognize a right-of-use asset and a lease liability on the balance sheet for all leases with the exception of short-term leases. For lessees, leases will continue to be classified as either operating or finance leases in the income statement. Lessor accounting is similar to the current model but updated to align with certain changes to the lessee model. Lessors will continue to classify leases as operating, direct financing or sales-type leases. The effective date of the new standard is for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. The new standard must be adopted using a modified retrospective transition and requires application of the new guidance at the beginning of the earliest comparative period presented. The Company is evaluating the impact of adopting this new accounting guidance on its consolidated financial statements.
In March 2016, the FASB amended the existing accounting guidance related to stock compensation. The amendment requires all income tax effects of awards to be recognized in the income statement when awards vest and allows a choice to account for forfeitures on an estimated or actual basis. There is also a requirement to present excess tax benefits as an operating activity on the statement of cash flows. The guidance is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. Early adoption is permitted, but all of the guidance must be adopted in the same period. The Company is evaluating the impact of adopting this new accounting guidance on its consolidated financial statements.
Note 2. Income (Loss) Per Share of Common Stock
A reconciliation of the numerator and denominator used to calculate basic and diluted income (loss) per share of common stock (“EPS”) is presented in the following table:

	Three months ended March 31,	Three months ended February 28,	One month ended December 31,
	2016	2015	2015
		As Restated
	(In millions, except per share amounts)
Numerator:
Income (loss) from continuing operations	$5.2	$(3.5)	$7.0
(Loss) income from discontinued operations, net of income taxes	(0.1)	0.2	—
Net income (loss)	5.1	(3.3)	7.0
Income allocated to participating securities	(0.1)	—	(0.2)
Net income (loss) for basic earnings per share	5.0	(3.3)	6.8
Interest on convertible subordinated debentures	—	—	0.3
Net income (loss) for diluted earnings per share	$5.0	$(3.3)	$7.1
Denominator:
Basic weighted average shares	63.0	58.9	62.9
Effect of:
4 1/16% Convertible Subordinated Debentures (“4 1/16% Debentures”)	—	—	9.4
Employee stock options and stock purchase plan	—	—	0.2
Diluted weighted average shares	63.0	58.9	72.5
Basic
Income (loss) from continuing operations	$0.08	$(0.06)	$0.11
(Loss) income from discontinued operations, net of income taxes	—	—	—
Net income (loss)	$0.08	$(0.06)	$0.11
Diluted
Income (loss) from continuing operations	$0.08	$(0.06)	$0.10
(Loss) income from discontinued operations, net of income taxes	—	—	—
Net income (loss)	$0.08	$(0.06)	$0.10
The following table sets forth the potentially dilutive securities excluded from the computation because their effect would have been anti-dilutive:

	Three months ended March 31,	Three months ended February 28,	One month ended December 31,
	2016	2015	2015
	(In millions)
4 1/16% Debentures	9.4	12.9	—
Employee stock options and stock purchase plan	0.1	0.2	—
Unvested restricted shares	1.3	1.8	—
Total potentially dilutive securities	10.8	14.9	—
Note 3. Stock-Based Compensation
Total stock-based compensation expense (benefit) by type of award was as follows:

	Three months ended March 31,	Three months ended February 28,	One month ended December 31,
	2016	2015	2015
	(In millions)
Stock appreciation rights	$0.4	$2.5	$(1.4)
Stock options	0.2	0.1	0.1
Restricted shares, service based	0.8	1.7	0.3
Restricted shares, performance based	0.8	1.0	0.6
Employee Stock Purchase Plan	0.1	—	—
Total stock-based compensation expense (benefit)	$2.3	$5.3	$(0.4)
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

		Fair value measurement at March 31, 2016
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In millions)
Money market funds	$114.3	$114.3	$—	$—
		Fair value measurement at December 31, 2015
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In millions)
Money market funds	$141.8	$141.8	$—	$—
		Fair value measurement at November 30, 2015
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In millions)
Money market funds	$187.2	$187.2	$—	$—
As of March 31, 2016, a summary of cash and cash equivalents and the grantor trust by investment type is as follows:

	Total	Cash and Cash Equivalents	Money Market Funds
	(In millions)
Cash and cash equivalents	$155.5	$50.3	$105.2
Grantor trust (included as a component of other current and noncurrent assets)	9.1	—	9.1
	$164.6	$50.3	$114.3
The carrying amounts of certain of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, accrued compensation, and other accrued liabilities, approximate fair value because of their short maturities.
The estimated fair value and principal amount for the Company’s outstanding debt is presented below:

	Fair Value			Principal Amount
	March 31, 2016	December 31, 2015	November 30, 2015	March 31, 2016	December 31, 2015	November 30, 2015
	(In millions)
Term loan	$91.3	$92.5	$93.8	$91.3	$92.5	$93.8
7.125% Second-Priority Senior Secured Notes (“7 1/8% Notes”)	479.6	479.6	480.1	460.0	460.0	460.0
4 1/16% Debentures	153.6	149.5	164.0	84.6	84.6	84.6
Delayed draw term loan	—	13.0	13.0	—	13.0	13.0
Other debt	0.5	0.6	0.6	0.4	0.5	0.6
	$725.0	$735.2	$751.5	$636.3	$650.6	$652.0
The fair values of the 7 1/8% Notes and 4 1/16% Debentures were determined using broker quotes that are based on open markets for the Company’s debt securities as of March 31, 2016, December 31, 2015, and November 30, 2015 (both Level 2 securities). The fair value of the term loans and other debt was determined to approximate carrying value.
b. Accounts Receivable

	March 31, 2016	December 31, 2015	November 30, 2015
	(In millions)
Billed	$123.8	$114.1	$90.4
Unbilled	58.0	54.8	80.6
Total receivables under long-term contracts	181.8	168.9	171.0
Other receivables	0.5	0.6	0.5
Accounts receivable	$182.3	$169.5	$171.5
As of March 31, 2016, December 31, 2015, and November 30, 2015, unbilled receivables included $37.2 million, $36.8 million, and $33.7 million, respectively, of amounts for overhead disallowances or billing decrements that primarily represent estimates of potential overhead costs which may not be successfully negotiated for allowability and collected after one year.
c. Inventories

	March 31, 2016	December 31, 2015	November 30, 2015
	(In millions)
Long-term contracts at average cost	$629.2	$543.5	$505.8
Progress payments	(459.8)	(388.5)	(349.6)
Total long-term contract inventories	169.4	155.0	156.2
Total other inventories	1.2	1.2	1.3
Inventories	$170.6	$156.2	$157.5

d. Other Current Assets, net

	March 31, 2016	December 31, 2015	November 30, 2015
	(In millions)
Recoverable from the U.S. government for Rocketdyne Business integration costs (see Note 4(f))	$11.9	$11.9	$11.9
Prepaid expenses	10.7	11.9	10.7
Recoverable from the U.S. government for Competitive Improvement Program severance obligations (see Note 9)	10.0	9.1	9.5
Receivables, net	14.4	10.6	7.2
Income taxes receivable	1.6	1.6	2.9
Indemnification receivable from UTC	15.7	15.7	15.7
Other	6.5	8.4	6.5
Other current assets, net	$70.8	$69.2	$64.4
e. Property, Plant and Equipment, net

	March 31, 2016	December 31, 2015	November 30, 2015
	(In millions)
Land	$71.4	$71.4	$71.3
Buildings and improvements	291.6	290.1	287.6
Machinery and equipment	513.4	510.6	509.8
Construction-in-progress	35.0	32.5	34.9
	911.4	904.6	903.6
Less: accumulated depreciation	(552.0)	(541.3)	(537.8)
Property, plant and equipment, net	$359.4	$363.3	$365.8
f. Other Noncurrent Assets, net

	March 31, 2016	December 31, 2015	November 30, 2015
	(In millions)
Recoverable from the U.S. government for Rocketdyne Business integration costs	$18.7	$21.2	$22.4
Deferred financing costs	2.0	2.1	2.3
Recoverable from the U.S. government for Competitive Improvement Program severance obligations (see Note 9)	1.7	3.2	2.8
Recoverable from the U.S. government for conditional asset retirement obligations	18.5	17.8	17.5
Grantor trusts	10.2	10.3	10.7
Income taxes receivable	7.9	7.9	7.9
Notes receivable, net	9.0	9.0	9.0
Other	11.1	10.1	9.4
Other noncurrent assets, net	$79.1	$81.6	$82.0
The current and noncurrent Rocketdyne Business integration costs capitalized as of March 31, 2016, December 31, 2015, and November 30, 2015 totaled $30.6 million, $33.1 million, and $34.3 million, respectively. These integration costs are reimbursable by the U.S. government upon its audit and approval that the Company's planned integration savings will exceed its restructuring costs by a factor of at least two to one. In December 2014, the Company was informed that the Defense Contract Audit Agency had completed its audit of the Company’s restructuring proposal and found that the Company had achieved the required minimum two to one savings to restructuring cost ratio.  Actual recovery of the previously deferred integration costs will take place after the determination from the Under Secretary of Defense that the audited restructuring savings exceed the costs by a factor of two to one and final execution of an Advance Agreement with the Defense Contract Management Agency.  The Company believes these final two actions will be completed in fiscal 2016. The Company reviews on a quarterly basis the probability of recovery of these costs.

g. Other Current Liabilities

	March 31, 2016	December 31, 2015	November 30, 2015
	(In millions)
Accrued compensation and employee benefits	$70.1	$90.4	$90.6
Income taxes	14.8	20.3	15.5
Competitive improvement program obligations (see Note 9)	10.5	9.4	10.7
Payable to UTC primarily for Transition Service Agreements	1.1	1.9	1.9
Interest payable	5.4	12.9	11.7
Contract loss provisions	8.4	9.1	9.3
Other	70.2	59.1	61.6
Other current liabilities	$180.5	$203.1	$201.3
h. Other Noncurrent Liabilities

	March 31, 2016	December 31, 2015	November 30, 2015
	(In millions)
Conditional asset retirement obligations	$29.8	$29.5	$29.3
Pension benefits, non-qualified	17.5	17.6	17.9
Deferred compensation	12.0	11.5	11.9
Deferred revenue	13.7	13.8	13.9
Competitive improvement program obligations (see Note 9)	2.0	3.2	3.1
Other	19.0	19.6	18.3
Other noncurrent liabilities	$94.0	$95.2	$94.4
i. Accumulated Other Comprehensive Loss, Net of Income Taxes
Changes in accumulated other comprehensive loss by components related to the Company’s retirement benefit plans are as follows:

	Actuarial Losses, Net	Prior Service Credits, Net	Total
	(In millions)
November 30, 2015	$(342.6)	$0.9	$(341.7)
Actuarial losses, net of $4.6 million of income taxes	(8.6)	—	(8.6)
Amortization of actuarial losses and prior service credits, net of $1.7 million of income taxes	3.4	(0.1)	3.3
December 31, 2015	(347.8)	0.8	(347.0)
Amortization of actuarial losses and prior service credits, net of $5.8 million of income taxes	9.3	(0.2)	9.1
March 31, 2016	$(338.5)	$0.6	$(337.9)
j. Redeemable Common Stock
The Company inadvertently failed to register with the SEC the issuance of certain of its common shares in its defined contribution 401(k) employee benefit plan (the “Plan”). As a result, certain Plan participants who purchased such securities pursuant to the Plan may have the right to rescind certain of their purchases for consideration equal to the purchase price paid for the securities (or if such security has been sold, to receive consideration with respect to any loss incurred on such sale) plus interest from the date of purchase. As of March 31, 2016, December 31, 2015, and November 30, 2015, the Company has classified 0.1 million shares as redeemable common stock because the redemption features are not within the control of the Company. The Company may also be subject to civil and other penalties by regulatory authorities as a result of the failure to register these shares. These shares have always been treated as outstanding for financial reporting purposes. In June 2008, the Company filed a registration statement on Form S-8 to register future transactions in the Company's stock fund in the Plan. During the first quarter of fiscal 2016, December 2015, and the first quarter of fiscal 2015, the Company recorded $(0.1) million, $0.4 million, and ($0.7) million, respectively, for realized (gains)/losses and interest associated with this matter.

k. Treasury Stock
During fiscal 2014, the Company repurchased 3.5 million of its common shares at a cost of $64.5 million. The Company reflects stock repurchases in its financial statements on a “settlement” basis.
Note 5. Income Taxes
The income tax provision (benefit) was as follows:

	Three months ended March 31,	Three months ended February 28,	One month ended December 31,
	2016	2015	2015
		As Restated
	(In millions)
Income tax provision (benefit)	$3.5	$(5.8)	$2.0
In the first quarter of fiscal 2016, the income tax provision recorded differs from the expected tax that would be calculated by applying the federal statutory rate to the Company's income before income taxes primarily due to the impacts from state income taxes and certain expenditures which are permanently not deductible for tax purposes.
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
In the month ended December 31, 2015, the income tax provision recorded differs from the expected tax that would be calculated by applying the federal statutory rate to the Company's income before income taxes primarily due to the re-enactment of the federal research and development credit in December 2015 for calendar year 2015 which has been treated as a discrete event for the December 2015 one-month period, as well as the impacts from state income taxes and certain expenditures which are permanently not deductible for tax purposes.
A valuation allowance is required when it is more-likely-than-not that all or a portion of deferred tax assets may not be realized. Assessing the need for, or sufficiency of, a valuation allowance requires management to evaluate, on a quarterly basis, all available evidence, both positive and negative, including the recent trend of losses from continuing operations before income taxes. The Company will continue to evaluate whether future results are less than projected and if a valuation allowance may be required to reduce deferred tax assets, which could have a material impact on the Company’s results of operations. As of March 31, 2016, the Company continued to believe that the weight of the positive evidence outweighed the negative evidence regarding the realization of the net deferred tax assets.
As of March 31, 2016, the total liability for uncertain income tax positions, including accrued interest and penalties, was $7.9 million. Due to the high degree of uncertainty regarding the timing of potential future cash flows associated with the respective liabilities, the Company is unable to make a reasonably reliable estimate of the amount and period in which these liabilities might be paid.

Note 6. Long-term Debt

	March 31, 2016	December 31, 2015	November 30, 2015
	(In millions)
Term loan, bearing interest at variable rates (rate of 2.64% as of March 31, 2016), payable in quarterly installments of $1.3 million plus interest, maturing in May 2019	$91.3	$92.5	$93.8
Unamortized deferred financing costs	(0.7)	(0.7)	(0.7)
Total senior debt	90.6	91.8	93.1
Senior secured notes, bearing interest at 7.125% per annum, interest payments due in March and September, maturing in March 2021	460.0	460.0	460.0
Unamortized deferred financing costs	(10.0)	(10.6)	(10.6)
Total senior secured notes	450.0	449.4	449.4
Convertible subordinated debentures, bearing interest at 2.25% per annum, interest payments due in May and November, maturing in November 2024	0.2	0.2	0.2
Convertible subordinated debentures, bearing interest at 4.0625% per annum, interest payments due in June and December, maturing in December 2039	84.6	84.6	84.6
Total convertible subordinated notes	84.8	84.8	84.8
Delayed draw term loan	—	13.0	13.0
Capital lease, payable in monthly installments, maturing in March 2017	0.2	0.3	0.4
Unamortized deferred financing costs	—	(0.3)	(0.3)
Total other debt	0.2	13.0	13.1
Total debt, net of deferred financing costs	625.6	639.0	640.4
Less: Amounts due within one year	(5.2)	(5.3)	(5.3)
Total long-term debt, net of deferred financing costs	$620.4	$633.7	$635.1
Senior Credit Facility
On May 30, 2014, the Company executed an amendment to its senior credit facility (the “Senior Credit Facility”) with the lenders identified therein and Wells Fargo Bank, National Association, as administrative agent. This amendment to the Senior Credit Facility replaces the Company’s prior credit facility and, among other things, (i) extends the maturity date to May 30, 2019 (which date may be accelerated in certain cases); and (ii) replaces the existing revolving credit facility and credit-linked facility with (x) a revolving credit facility in an aggregate principal amount of up to $200.0 million (with a $100.0 million subfacility for standby letters of credit and a $5.0 million subfacility for swingline loans) and (y) a term loan facility in an aggregate principal amount of up to $100.0 million. The term loan facility will amortize at a rate of 5.0% of the original principal amount per annum to be paid in equal quarterly installments with any remaining amounts due on the maturity date. Outstanding indebtedness under the Senior Credit Facility may be voluntarily prepaid at any time, in whole or in part, in general without premium or penalty.
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
As of March 31, 2016, the Company had $44.1 million outstanding letters of credit under the $100.0 million subfacility for standby letters of credit and had $91.3 million outstanding under the term loan facility. As of December 31, 2015, the Company had $44.1 million outstanding letters of credit under the $100.0 million subfacility for standby letters of credit and had $92.5 million outstanding under the term loan facility.
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

The Company is subject to certain limitations including the ability to incur additional debt, make certain investments and acquisitions, and make certain restricted payments, including stock repurchases and dividends. The Senior Credit Facility includes events of default usual and customary for facilities of this nature, the occurrence of which could lead to an acceleration of the Company’s obligations thereunder. Additionally, the Senior Credit Facility includes certain financial covenants, including that the Company maintain (i) a maximum total leverage ratio, calculated net of cash up to a maximum of $150.0 million, 4.25 to 1.00 through fiscal periods ending December 31, 2017, and 4.00 to 1.00 thereafter; and (ii) a minimum interest coverage ratio of 2.40 to 1.00.

Financial Covenant	Actual Ratios as of March 31, 2016	Required Ratios
Interest coverage ratio, as defined under the Senior Credit Facility	5.19 to 1.00	Not less than: 2.40 to 1.00
Leverage ratio, as defined under the Senior Credit Facility	2.10 to 1.00	Not greater than: 4.25 to 1.00
The Company was in compliance with its financial and non-financial covenants as of March 31, 2016.
4.0625% Convertible Subordinated Debentures
As of March 31, 2016, the Company had $84.6 million outstanding principal of its 4 1/16% Debentures, convertible into 9.4 million of shares of common stock.
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
Delayed Draw Term Loan
During the first quarter of fiscal 2016, the Company retired the remaining principal amount of its delayed draw term loan.
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
Asbestos Litigation
The Company has been, and continues to be, named as a defendant in lawsuits alleging personal injury or death due to exposure to asbestos in building materials, products, or in manufacturing operations. The majority of cases are pending in Texas and Illinois. There were 68 asbestos cases pending as of March 31, 2016.
Given the lack of any significant consistency to claims (i.e., as to product, operational site, or other relevant assertions) filed against the Company, the Company is unable to make a reasonable estimate of the future costs of pending claims or unasserted claims. Accordingly, no estimate of future liability has been accrued.
In 2011, Aerojet Rocketdyne received a letter demand from AMEC, plc, (“AMEC”) which alleges to be the successor entity to the 1981 purchaser of the business assets of Barnard & Burk, Inc., a former Aerojet Rocketdyne subsidiary, for Aerojet Rocketdyne to assume the defense of sixteen asbestos cases, involving 271 plaintiffs, pending in Louisiana, and reimbursement of over $1.7 million in past legal fees and expenses. AMEC is asserting that Aerojet Rocketdyne retained those liabilities when it sold the Barnard & Burk assets and agreed to indemnify the purchaser therefor. Under the relevant purchase agreement, the purchaser assumed only certain, specified liabilities relating to the operation of Barnard & Burk before the sale, with Barnard & Burk retaining all unassumed pre-closing liabilities, and Aerojet Rocketdyne agreed to indemnify the purchaser against unassumed liabilities that are asserted against it. Based on the information provided, Aerojet Rocketdyne declined to accept the liability and requested additional information from AMEC pertaining to the basis of the demand. On April 3, 2013, AMEC filed a complaint for breach of contract against Aerojet Rocketdyne in Sacramento County Superior

Court, AMEC Construction Management, Inc. v. Aerojet-General Corporation, Case No. 342013001424718. AMEC contends it has incurred approximately $3.0 million in past legal fees and expenses. Aerojet Rocketdyne filed its answer to the complaint denying AMEC’s allegations as well as a cross-complaint against AMEC for breach of its obligations under the purchase agreement in addition to other claims for relief. Discovery is ongoing. Aerojet Rocketdyne’s motion for summary judgment heard on August 20, 2015 was granted, but the court also granted AMEC leave to amend its complaint. AMEC filed its amended complaint and Aerojet Rocketdyne re-filed its motion for summary judgment which was granted, in part, on March 23, 2016. The court elected to separately adjudicate the statute of limitations on each of the 52 underlying asbestos cases identified in AMEC’s amended complaint and ruled that the limitation period had expired on all but five of those cases. The alleged fees and expense at issue in those cases is less than $0.5 million. The trial date has been rescheduled to May 23, 2016. On April 29, 2016, the parties reached a settlement in principle and are negotiating the terms of a definitive settlement agreement, which is expected to be completed in the first two weeks of May 2016.  Upon execution of the definitive settlement, the case will be dismissed in its entirety. As of March 31, 2016, the Company has accrued $0.2 million related to this matter. None of the expenditures related to this matter are recoverable from the U.S. government.
Securities Class Action
On February 11, 2016, a complaint was filed in the United States District Court, Central District of California, by Juliann Travis, purporting to represent a class of purchasers of the Company’s securities during the period from October 15, 2013 through February 1, 2016, against the Company, Eileen Drake, Kathleen Redd and Scott Seymour, Juliann Travis, Individually and on Behalf of All Others Similarly Situated, v. Aerojet Rocketdyne Holdings, Inc., Eileen P. Drake, Kathleen E. Redd, and Scott J. Seymour, Case No. 2:16-cv-00961. The complaint arises out of the announcement of the restatement of the Company's financial statements as discussed further in Note 13 by the Company on February 1, 2016. The complaint asserts that the Company's securities traded at artificially inflated prices as a result of such misstatements and alleges a violation of Section 10(b) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") and Rule 10b-5 promulgated thereunder by all defendants, and a violation of Section 20(a) of the Exchange Act by the individual defendants, Drake, Redd and Seymour. The complaint seeks a determination that this matter is a proper class action and designating the plaintiff as the lead plaintiff and class representative, an award of compensatory damages in an amount to be determined at trial, an award of reasonable costs and expenses of trial, including counsel and expert fees, an award of rescission or a rescissory measure of damages and an award of such equitable/injunctive or other relief as deemed appropriate by the Court. April 11, 2016 was the deadline for shareholders and plaintiff’s firms to apply to lead the securities class action and the firm representing Travis was the only firm to apply. The Company believes this action is without merit and intends to contest it vigorously.
Inflective, Inc. (“Inflective”) Litigation
On December 18, 2014, Inflective filed a complaint against Aerojet Rocketdyne and Kathleen E. Redd, individually, in the Superior Court of the State of California, Sacramento County, Inflective, Inc. v Aerojet Rocketdyne, Inc., Kathleen E. Redd, et al, Case No. 34-2014-00173068. Inflective asserts in the complaint causes for breach of contract, breach of implied contract, false promise, inducing breach of contract, intentional interference with contractual relations, negligent interference with prospective economic relations, and intentional interference with prospective economic relations and is seeking damages in excess of $3.0 million, punitive damages, interest and attorney’s costs. The complaint arises out of the Company’s implementation of ProjectOne, a company-wide enterprise resource planning (“ERP”) system, for which Inflective had been a consultant to the Company. The Company believes the allegations are without merit and intends to contest this matter vigorously. On February 6, 2015, Aerojet Rocketdyne and Ms. Redd filed a demurrer to the complaint seeking to have the complaint dismissed for failure to allege facts sufficient to support the causes of action therein. On June 9, 2015, the Court sustained the demurrer in part and overruled the demurrer in part, with leave to amend. On June 18, 2015, Inflective filed an amended complaint in which it reiterated all the causes of action dismissed by the Court. On June 30, 2015, Aerojet Rocketdyne and Ms. Redd filed a demurrer and motion to strike seeking to have (a) all claims and references to a purported “finder’s fee” stricken from the case and (b) the causes of action against Ms. Redd for intentional and negligent interference with prospective business relations dismissed with prejudice. On October 16, 2015, the Court sustained Aerojet Rocketdyne’s demurrer and motion to strike with respect to the “finder’s fee” claims, dismissing those claims with prejudice, but overruled Ms. Redd’s demurrer with respect to the causes of action asserted against her.  Aerojet believes that Inflective’s remaining claims have no merit.
On October 26, 2015, Aerojet Rocketdyne and Ms. Redd answered the amended complaint and denied all material allegations therein. At the same time, Aerojet Rocketdyne filed a Cross-Complaint against Plaintiff and its principal, Thomas Hensler, for breach of contract, intentional misrepresentation, negligent misrepresentation and negligence. Inflective and Hensler have filed a demurrer to the intentional misrepresentation, negligent misrepresentation and negligence causes of action, leaving the breach of contract cause of action unchallenged. After a hearing on Inflective and Hensler’s demurrer on February 18, 2016, the court granted the plaintiffs’ request to strike the claim for punitive damages on the negligence count, but denied the plaintiffs’ demurrer and allowed the Company’s claims for intentional misrepresentation, negligent misrepresentation, and negligence causes of action to remain along with the breach of contract claim.  Now that the issues to be tried have been set, discovery has commenced.  No trial date has yet been established.

Separately, Satish Rachaiah, a former consultant on ProjectOne (working for Inflective), attempted to intervene in the action and assert claims against Aerojet Rocketdyne arising out of Aerojet Rocketdyne’s alleged interference with his employment with Inflective. Mr. Rachaiah sought to assert claims against Aerojet Rocketdyne for intentional interference with contractual relations, intentional and negligent interference with prospective economic advantage, inducing breach of contract, intentional and negligent misrepresentation, and declaratory relief. Aerojet Rocketdyne opposed intervention, and the Court ultimately denied Mr. Rachaiah’s motion to intervene. After the Court denied Rachaiah’s motion to intervene, on December 30, 2015, Rachaiah filed a separate lawsuit in the Superior Court of the State of California, Sacramento County, Satish Rachaiah v. Aerojet Rocketdyne, Inc., Case No. 34-2015-00188516. The complaint was served on the Company on April 7, 2016 and the Company has not yet filed a responsive pleading. Rachaiah asserts the same claims in his separate lawsuit as he attempted to when he tried to intervene. The Company believes Rachaiah’s allegations are without merit, and the Company intends to contest the matter vigorously.
The Company has not recorded any liability for either of these matters as of March 31, 2016.
Socorro
On May 12, 2015, a complaint for personal injuries, loss of consortium and punitive damages was filed by James Chavez, Andrew Baca, and their respective spouses, against Aerojet Rocketdyne and the Board of Regents of New Mexico Tech in the Seventh Judicial District, County of Socorro, New Mexico, James Chavez, et al., vs. Aerojet Rocketdyne, Inc., et al., Case No. D725CV201500047. Messrs. Chavez and Baca were employees of Aerotek, a contractor to Aerojet Rocketdyne, who were injured when excess energetic materials being managed by the Energetic Materials Research and Testing Center, a research division of New Mexico Tech, ignited in an unplanned manner. The complaint alleges causes of action based on negligence and negligence per se, strict liability, and willful, reckless and wanton conduct against Aerojet Rocketdyne, and seeks unspecified compensatory and punitive damages. The Company has filed its answer and discovery has commenced. The Company has alerted its insurance carriers of this action and on September 23, 2015, the Company tendered the defense of the case to Aerotek pursuant to Aerotek’s contract for services with Aerojet Rocketdyne. Aerotek has not yet provided its response. No liability for this matter has been recorded by the Company as of March 31, 2016.
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
As of March 31, 2016, the aggregate range of these anticipated environmental costs was $299.3 million to $452.7 million and the accrued amount was $299.3 million. See Note 7(c) for a summary of the environmental reserve activity. Of these accrued liabilities, approximately 98% relates to the Company’s U.S. government contracting business and a portion of this liability is recoverable. The significant environmental sites are discussed below. The balance of the accrued liabilities, which are not recoverable from the U.S. government, relate to other sites for which the Company’s obligations are probable and estimable.
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
Aerojet Rocketdyne is involved in various stages of soil and groundwater investigation, remedy selection, design, and remedy construction associated with the operable units. In 2002, the EPA issued a Unilateral Administrative Order (“UAO”) requiring Aerojet Rocketdyne to implement the EPA-approved remedial action in the Western Groundwater Operable Unit. An identical order was issued by the California Regional Water Quality Control Board, Central Valley (“Central Valley RWQCB”). On July 7, 2011, the EPA issued Aerojet Rocketdyne its Approval of Remedial Action Construction Completion Report for Western Groundwater Operable Unit and its Determination of Remedy as Operational and Functional. On September 20, 2011, the EPA issued two UAOs to Aerojet Rocketdyne to complete a remedial design and implement remedial action for the Perimeter Groundwater Operable Unit. One UAO addresses groundwater and the other addresses soils within the Perimeter Groundwater Operable Unit. Issuance of the UAOs is the next step in the superfund process for the Perimeter Groundwater Operable Unit. Aerojet Rocketdyne submitted a final Remedial Investigation Report for the Boundary Operable Unit in 2010 and a revised Feasibility Study for the Boundary Operable Unit in 2012. A Record of Decision was issued by the EPA on August 4, 2015. A draft Remedial Investigation Report for the Island Operable Unit was submitted in January 2013 and the Final Remedial Investigation Report was issued on September 3, 2015. A portion of the Island Operable Unit, Area 40, which is related to the Hillsborough sale, is being handled separately and Aerojet Rocketdyne anticipates submitting a draft Feasibility Study to the agencies in the second quarter of fiscal 2016. The remaining operable units are under various stages of investigation.
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
As of March 31, 2016, the estimated range of anticipated costs discussed above for the Sacramento, California site was $150.1 million to $252.1 million and the accrued amount was $150.1 million included as a component of the Company’s environmental reserves. Expenditures associated with this matter are partially recoverable. See Note 7(c) below for further discussion on recoverability.
Baldwin Park Operable Unit (“BPOU”)
As a result of its former Azusa, California operations, in 1994 Aerojet Rocketdyne was named a PRP by the EPA in the area of the San Gabriel Valley Basin superfund site known as the BPOU. Between 1995 and 1997, the EPA issued Special Notice Letters to Aerojet Rocketdyne and eighteen other companies requesting that they implement a groundwater remedy. On June 30, 2000, the EPA issued a UAO ordering the PRPs to implement a remedy consistent with the 1994 record of decision. Aerojet Rocketdyne, along with seven other PRPs (the "Cooperating Respondents”) signed a Project Agreement in late March 2002 with the San Gabriel Basin Water Quality Authority, the Main San Gabriel Basin Watermaster, and five water companies (the “Water Entities”). The Project Agreement, which has a term of fifteen years, became effective May 9, 2002 and will terminate in May 2017. In November 2014, the EPA met with representatives from the Cooperating Respondents regarding the end of the Project Agreement and plans for discussions with the Water Entities. The EPA, the Water Entities and Aerojet Rocketdyne and the other Cooperating Respondents have begun settlement discussions regarding the expiration of the Project Agreement in 2017 and the path forward. Discussions have occurred over the summer of 2015 and on September 10, 2015, the parties, including the EPA, met to discuss progress including a new Project Agreement to commence in 2017. At this meeting, Aerojet Rocketdyne and the other Cooperating Respondents proposed a new Project Agreement term limit. That proposal was rejected by the EPA and the Water Entities which want a longer term. The parties continue to work cooperatively and negotiations are ongoing. Pursuant to the Project Agreement, the Cooperating Respondents fund through an escrow account the capital, operational, maintenance, and administrative costs of certain treatment and water distribution facilities to be owned and operated by the water companies. There are also provisions in the Project Agreement for maintaining financial assurance.
Aerojet Rocketdyne and the other Cooperating Respondents entered into an interim allocation agreement, which was renewed effective March 28, 2014, that establishes the interim payment obligations, subject to final reallocation, of the Cooperating Respondents for the costs incurred pursuant to the Project Agreement. Under the interim allocation, Aerojet Rocketdyne is responsible for approximately 70% (increased from approximately 68%) of all project costs. Since entering into the Project Agreement, two of the Cooperating Respondents, Huffy Corporation, and Fairchild Corporation (“Fairchild”), have filed for bankruptcy and are no longer participating in the Project Agreement. The interim allocation accounted for their shares. On September 30, 2014, another of the Cooperating Respondents, Reichhold, Inc. ("Reichhold"), filed for bankruptcy under Chapter 11. Reichhold has stopped paying and Aerojet Rocketdyne increased its contribution for its portion of Reichhold’s share of the financial assurance. Aerojet Rocketdyne and the remaining Cooperating Respondents are completing a final allocation agreement under which Aerojet Rocketdyne’s share of the costs will be approximately 74% provided that Aerojet Rocketdyne assumes the Reichhold share and all currently funding parties participate in the allocation beyond the expiration of the current agreement.
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
As of March 31, 2016, the estimated range of anticipated costs was $136.4 million to $179.9 million and the accrued amount was $136.4 million included as a component of the Company’s environmental reserves. The primary reason for the increase in the reserve in fiscal 2015 related to BPOU is to reflect the anticipated costs through the term of a new Project Agreement, and the amount accrued is based on the proposal by Aerojet Rocketdyne. There can be no assurance that the term of the new Project Agreement will not be longer than proposed by the Company and/or broader in scope and, if so, the Company may be required to make an additional accrual to reflect the longer time period and/or broader scope. Expenditures associated with this matter are partially recoverable. See Note 7(c) below for further discussion on recoverability.
Wabash, Indiana Site
The Company owned and operated a former rubber processing plant in Wabash, Indiana from 1937 to 2004. Pursuant to a request from the Indiana Department of Environmental Management (“IDEM”), the Company conducted an initial site investigation of the soil and groundwater at the site and a report was submitted to IDEM. By letter of June 11, 2014, IDEM directed the Company to conduct additional investigation of the site, including a vapor intrusion investigation in areas in and around the site where trichloroethene levels in groundwater were found to exceed screening levels for vapor intrusion. Vapor mitigation systems were installed in one residence and one business where indoor air screening levels were exceeded and efforts are ongoing to install mitigation systems at a third location, or in the alternative, acquire the property.  The Company is conducting further investigations of the site in accordance with the IDEM request and approved work plan. The Company sent demands to other former owners/operators of the site to participate in the site work, but no party has agreed to participate as of yet. As of March 31, 2016, the estimated range of the Company's share of anticipated costs for the Wabash, Indiana site was $0.2 million to $0.7 million and the accrued amount was $0.2 million. None of the expenditures related to this matter are recoverable from the U.S. government.
c. Environmental Reserves and Estimated Recoveries
Environmental Reserves
The Company reviews on a quarterly basis estimated future remediation costs and has an established practice of estimating environmental remediation costs over a fifteen year period, except for those environmental remediation costs with a specific contractual term. Environmental liabilities at the BPOU site are currently estimated through the term of a new Project Agreement as proposed by Aerojet Rocketdyne, which the Water Entities and the EPA have rejected. There can be no assurance that the term of the new Project Agreement will not be longer than the term the Company estimated and/or broader in scope and, if so, the Company may be required to make an additional accrual to reflect the longer term and/or broader scope. As the period for which estimated environmental remediation costs lengthens, the reliability of such estimates decreases. These estimates consider the investigative work and analysis of engineers, outside environmental consultants, and the advice of legal staff regarding the status and anticipated results of various administrative and legal proceedings. In most cases, only a range of reasonably possible costs can be estimated. In establishing the Company’s reserves, the most probable estimate is used when determinable; otherwise, the minimum amount is used when no single amount in the range is more probable. Accordingly, such estimates can change as the Company periodically evaluates and revises these estimates as new information becomes available. The Company cannot predict whether new information gained as projects progress will affect the estimated liability accrued. The timing of payment for estimated future environmental costs is influenced by a number of factors such as the regulatory approval process, and the time required to design, construct, and implement the remedy.
A summary of the Company’s environmental reserve activity is shown below:

	Aerojet Rocketdyne- Sacramento	Aerojet Rocketdyne- BPOU	Other Aerojet Rocketdyne Sites	Total Aerojet Rocketdyne	Other	Total Environmental Reserve
	(In millions)
November 30, 2015	$153.0	$140.1	$7.8	$300.9	$5.2	$306.1
Additions	0.5	—	—	0.5	—	0.5
Expenditures	(0.9)	(3.4)	—	(4.3)	—	(4.3)
December 31, 2015	152.6	136.7	7.8	297.1	5.2	302.3
Additions	1.4	2.6	1.2	5.2	(0.3)	4.9
Expenditures	(3.9)	(2.9)	(0.7)	(7.5)	(0.4)	(7.9)
March 31, 2016	$150.1	$136.4	$8.3	$294.8	$4.5	$299.3
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

Pre-Close Environmental Costs	$20.0
Amount spent through March 31, 2016	(19.0)
Amount included as a component of reserves for environmental remediation costs in the unaudited condensed consolidated balance sheet as of March 31, 2016	(1.0)
Remaining Pre-Close Environmental Costs	$—
The Company expects that the cumulative clean-up costs will exceed $20 million in fiscal 2017 after which ARC will be responsible for such costs due to contamination existing at the time of the acquisition and still requiring remediation and monitoring. On May 6, 2016, ARC informed Aerojet Rocketdyne that it is disputing certain costs that Aerojet Rocketdyne is attributing to the $20 million Pre-Close Environmental Costs.  Aerojet Rocketdyne is evaluating the claim.
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
Most of the environmental costs are incurred by the Company's Aerospace and Defense segment, and certain of these future costs are allowable to be included in the Company’s contracts with the U.S. government and allocable to Northrop until the cumulative expenditure limitation is reached. The Company currently estimates approximately 24% of its Aerospace and

Defense segment environmental costs will not likely be reimbursable and are expensed to the unaudited condensed consolidated statements of operations.
Allowable environmental costs are charged to the Company’s contracts as the costs are incurred. Because these costs are recovered through forward-pricing arrangements, the ability of Aerojet Rocketdyne to continue recovering these costs from the U.S. government depends on Aerojet Rocketdyne’s sustained business volume under U.S. government contracts and programs.
Pursuant to the Northrop Agreement, environmental expenditures to be reimbursed are subject to annual limitations and the total reimbursements are limited to cumulative expenditure limitation of $189.7 million. A summary of the Northrop Agreement activity is shown below (in millions):

Total reimbursable costs under the Northrop Agreement	$189.7
Amount reimbursed to the Company through March 31, 2016	(114.7)
Potential future cost reimbursements available	75.0
Less: Receivable from Northrop included in the unaudited condensed consolidated balance sheet as of March 31, 2016	(68.7)
Potential future recoverable amounts available under the Northrop Agreement	$6.3
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

	Three months ended March 31,	Three months ended February 28,	One month ended December 31,
	2016	2015	2015
	(In millions)
Estimated recoverable amounts under U.S. government contracts	$4.6	$3.4	$0.6
Expense (benefit) to unaudited condensed consolidated statement of operations	0.3	1.6	(0.1)
Total environmental reserve adjustments	$4.9	$5.0	$0.5
Note 8. Arrangements with Off-Balance Sheet Risk
As of March 31, 2016, arrangements with off-balance sheet risk consisted of:

•
$44.1 million in outstanding commercial letters of credit expiring through July 2016, the majority of which may be renewed, primarily to collateralize obligations for environmental remediation and insurance coverage.

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
During the second quarter of fiscal 2015, the Company initiated a competitive improvement program (the “CIP”) comprised of activities and initiatives aimed at reducing costs in order for the Company to continue to compete successfully. The CIP is composed of three major components: (i) facilities optimization and footprint reduction; (ii) product affordability; and (iii) reduced administrative and overhead costs. Under the CIP, the Company expects an estimated 500 headcount reduction in its total employee population. The Company currently estimates that it will incur restructuring and related costs over the four-year CIP program of approximately $110 million. A summary of the Company's CIP reserve activity is shown below:

	Severance	Retention	Total
	(In millions)
February 28, 2015	$—	$—	$—
Accrual established	12.9	2.7	15.6
Payments	(1.8)	—	(1.8)
November 30, 2015	11.1	2.7	13.8
Accrual	(0.2)	0.2	—
Payments	—	(1.2)	(1.2)
December 31, 2015	10.9	1.7	12.6
Accrual	(0.1)	0.6	0.5
Payments	(0.5)	(0.1)	(0.6)
March 31, 2016	$10.3	$2.2	$12.5
The costs associated with the CIP will be a component of the Company’s U.S. government forward pricing rates, and therefore, will be recovered through the pricing of the Company’s products and services to the U.S. government. In addition to the employee-related CIP obligations, the Company incurred non-cash accelerated depreciation expense of $0.2 million and

$0.1 million in the first quarter of fiscal 2016 and December 2015, respectively, associated with changes in the estimated useful life of long-lived assets impacted by the CIP.
In addition to the CIP, as part of the Company's ongoing effort to optimize business resources and achieve headcount reduction, the Company offered a Voluntary Reduction in Force ("VRIF") in July 2015 to its employees. In connection with the VRIF, the Company recorded a liability of $2.6 million in the third quarter of fiscal 2015, consisting of costs for severance, employee-related benefits and other associated expenses. In addition, in December 2015, the Company offered a VRIF to certain employees at its Redmond, Washington location resulting in additional severance costs of $2.4 million consisting of costs for severance, employee-related benefits and other associated expenses.  These costs will be a component of the Company’s U.S. government forward pricing rates, and therefore, will be recovered through the pricing of the Company’s products and services to the U.S. government.
Note 10. Retirement Benefits
Pension Benefits
The Company's defined benefit pension plan future benefit accrual was discontinued in fiscal 2009. As of the last measurement date at December 31, 2015, the Company’s total defined benefit pension plan assets, total projected benefit obligations, and unfunded pension obligation for the tax-qualified pension plan were approximately $931.4 million, $1,531.0 million, and $580.6 million, respectively.
The Company expects to make cash contributions of approximately $30 million to its tax-qualified defined benefit pension plan in fiscal 2016. The Company estimates that approximately 82% of its unfunded pension obligation as of December 31, 2015 is related to Aerojet Rocketdyne which will be recoverable through its U.S. government contracts.
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
Components of retirement benefit expense (benefit) are:

	Pension Benefits			Postretirement Medical and Life Insurance Benefits
	Three months ended March 31,	Three months ended February 28,	One month ended December 31,	Three months ended March 31,	Three months ended February 28,	One month ended December 31,
	2016	2015	2015	2016	2015	2015
		As Restated
	(In millions)
Service cost	$3.5	$2.7	$1.1	$—	$—	$—
Interest cost on benefit obligation	16.0	15.9	5.3	0.5	0.5	0.2
Assumed return on plan assets	(17.5)	(22.0)	(6.0)	—	—	—
Amortization of prior service credits	—	—	—	(0.3)	(0.3)	(0.1)
Recognized net actuarial losses (gains)	15.9	20.9	5.4	(0.9)	(0.9)	(0.3)
Retirement benefit expense (benefit)	$17.9	$17.5	$5.8	$(0.7)	$(0.7)	$(0.2)
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
Customers that represented more than 10% of net sales for the periods presented are as follows:

	Three months ended March 31,	Three months ended February 28,	One month ended December 31,
	2016	2015	2015
Lockheed Martin Corporation	27%	28%	24%
United Launch Alliance	20%	17%	28%
Raytheon Company	17%	23%	19%
NASA	14%	13%	10%
The Company's sales to each of the major customers listed above involve several product lines and programs.
Sales to the U.S. government and its agencies, including sales to the Company’s significant customers discussed above, were as follows (dollars in millions):

	U.S. government sales	Percentage of net sales
Three months ended March 31, 2016	$326.7	92%
Three months ended February 28, 2015, as restated	300.5	93%
One month ended December 31, 2015	82.0	85%
Selected financial information for each reportable segment is as follows:

	Three months ended March 31,	Three months ended February 28,	One month ended December 31,
	2016	2015	2015
		As Restated
	(In millions)
Net Sales:
Aerospace and Defense	$355.3	$321.4	$95.8
Real Estate	1.6	1.6	0.5
Total Net Sales	$356.9	$323.0	$96.3
Segment Performance:
Aerospace and Defense	$42.9	$31.9	$19.6
Environmental remediation provision adjustments	(0.6)	(1.4)	0.1
Retirement benefit plan expense	(12.5)	(12.5)	(4.1)
Unusual items	0.1	0.7	(0.4)
Aerospace and Defense Total	29.9	18.7	15.2
Real Estate	0.8	0.9	0.2
Total Segment Performance	$30.7	$19.6	$15.4
Reconciliation of segment performance to income (loss) from continuing operations before income taxes:
Segment performance	$30.7	$19.6	$15.4
Interest expense	(11.1)	(13.4)	(3.8)
Interest income	0.2	0.1	—
Stock-based compensation (expense) benefit	(2.3)	(5.3)	0.4
Corporate retirement benefit plan expense	(4.7)	(4.3)	(1.5)
Corporate and other expense, net	(3.8)	(5.8)	(1.5)
Unusual items	(0.3)	(0.2)	—
Income (loss) from continuing operations before income taxes	$8.7	$(9.3)	$9.0

Note 12. Unusual Items
Total unusual items expense (benefit), a component of other expense, net in the unaudited condensed consolidated statements of operations was as follows:

	Three months ended March 31,	Three months ended February 28,	One month ended December 31,
	2016	2015	2015
	(In millions)
Unusual items
Legal related matters	$(0.1)	$(0.7)	$0.4
Loss on debt repurchased	0.3	0.2	—
	$0.2	$(0.5)	$0.4
First Quarter of fiscal 2016 Activity:
The Company retired $13.0 million principal amount of its delayed draw term loan resulting in a loss of $0.3 million.
The Company recorded $0.1 million for realized gains net of interest associated with the failure to register with the SEC the issuance of certain of the Company’s common shares under the defined contribution 401(k) employee benefit plan.
First Quarter of fiscal 2015 Activity:
The Company retired $8.0 million principal amount of its delayed draw term loan resulting in a loss of $0.2 million.
The Company recorded $0.7 million for realized gains net of interest associated with the failure to register with the SEC the issuance of certain of the Company’s common shares under the defined contribution 401(k) employee benefit plan.
December 2015 Activity:
The Company recorded $0.4 million for realized losses and interest associated with the failure to register with the SEC the issuance of certain of the Company’s common shares under the defined contribution 401(k) employee benefit plan.
Note 13. Restatement
As discussed in Note 2 of the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2015, as filed with the SEC, the Company restated its consolidated financial statements for each of the fiscal years ended November 30, 2013 and 2014 and the unaudited quarterly financial information for the first three quarters in fiscal 2015 and each of the quarters in fiscal 2014 primarily related to the following matters: (i) purchase accounting associated with contracts acquired as part of the acquisition of the Rocketdyne Business; (ii) contract accounting related to subsequent modifications to one significant acquired contract; (iii) contract accounting related to the improper recognition of sales associated with incentives; and (iv) other individually immaterial items. A summary of the impact to pretax income (loss) from continuing operations by reporting period is presented below (in millions):

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
The Company also corrected previously disclosed immaterial out of period adjustments as part of this restatement and other balance sheet misclassifications. The Company concluded these errors were material in the aggregate to the prior reporting periods, and therefore, restatement of previously filed financial statements was necessary.
The following tables present the unaudited condensed consolidated quarterly financial information for the first quarter of fiscal 2015:
Unaudited Condensed Consolidated Statement of Operations
and Comprehensive Income

	Three Months Ended February 28, 2015
	As Reported	Adjustments	As Restated
	(In millions, except per share amounts)
Net sales	$318.6	$4.4	$323.0
Operating costs and expenses:
Cost of sales (exclusive of items shown separately below)	282.8	2.6	285.4
Selling, general and administrative	15.5	0.1	15.6
Depreciation and amortization	16.0	0.3	16.3
Other expense, net:
Loss on debt repurchased	0.2	—	0.2
Other	1.5	—	1.5
Total operating costs and expenses	316.0	3.0	319.0
Operating income	2.6	1.4	4.0
Interest income	(0.1)	—	(0.1)
Interest expense	13.4	—	13.4
Total non-operating expense, net	13.3	—	13.3
Loss from continuing operations before income taxes	(10.7)	1.4	(9.3)
Income tax benefit	(6.6)	0.8	(5.8)
Loss from continuing operations	(4.1)	0.6	(3.5)
Income from discontinued operations, net of income taxes	0.2	—	0.2
Net loss	$(3.9)	$0.6	$(3.3)
Loss per share of common stock
Basic and Diluted:
Loss per share from continuing operations	$(0.07)	$0.01	$(0.06)
Income per share from discontinued operations, net of income taxes	—	—	—
Net loss per share	$(0.07)	$0.01	$(0.06)
Weighted average shares of common stock outstanding, basic and diluted	58.9	—	58.9

	Three Months Ended February 28, 2015
	As Reported	Adjustments	As Restated
	(In millions)
Net loss	$(3.9)	$0.6	$(3.3)
Other comprehensive income:
Amortization of actuarial losses and prior service credits, net of income taxes	12.2	(0.1)	12.1
Comprehensive income	$8.3	$0.5	$8.8

Unaudited Condensed Consolidated Balance Sheet

	February 28, 2015
	As Reported	Adjustments	As Restated
	(In millions)
ASSETS
Current Assets
Cash and cash equivalents	$215.7	$—	$215.7
Accounts receivable	206.1	(16.1)	190.0
Inventories	161.4	0.1	161.5
Recoverable from the U.S. government and other third parties for environmental remediation costs	23.5	—	23.5
Receivable from Northrop	6.0	—	6.0
Other current assets, net	42.5	1.2	43.7
Income taxes	1.9	0.4	2.3
Deferred income taxes	22.5	(3.8)	18.7
Total Current Assets	679.6	(18.2)	661.4
Noncurrent Assets
Property, plant and equipment, net	358.8	(1.6)	357.2
Real estate held for entitlement and leasing	81.5	—	81.5
Recoverable from the U.S. government and other third parties for environmental remediation costs	79.3	—	79.3
Receivable from Northrop	69.4	—	69.4
Deferred income taxes	254.5	1.5	256.0
Goodwill	164.4	(6.3)	158.1
Intangible assets	118.8	—	118.8
Assets held for sale	14.2	—	14.2
Other noncurrent assets, net	76.3	8.6	84.9
Total Noncurrent Assets	1,217.2	2.2	1,219.4
Total Assets	$1,896.8	$(16.0)	$1,880.8
LIABILITIES, REDEEMABLE COMMON STOCK, AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Short-term borrowings and current portion of long-term debt	$5.2	$—	$5.2
Accounts payable	84.5	0.5	85.0
Reserves for environmental remediation costs	38.3	—	38.3
Postretirement medical and life insurance benefits	6.4	—	6.4
Advance payments on contracts	224.0	(17.0)	207.0
Other current liabilities	211.3	2.2	213.5
Total Current Liabilities	569.7	(14.3)	555.4
Noncurrent Liabilities
Senior debt	91.6	—	91.6
Second-priority senior notes	448.2	—	448.2
Convertible subordinated notes	99.4	—	99.4
Other debt	79.2	—	79.2
Reserves for environmental remediation costs	124.3	—	124.3
Pension benefits	479.1	—	479.1
Postretirement medical and life insurance benefits	50.6	—	50.6
Other noncurrent liabilities	81.1	0.7	81.8
Total Noncurrent Liabilities	1,453.5	0.7	1,454.2
Total Liabilities	2,023.2	(13.6)	2,009.6
Redeemable common stock	0.1	—	0.1
Stockholders’ Deficit
Common stock	6.3	—	6.3
Other capital	324.6	—	324.6
Treasury stock	(64.5)	—	(64.5)
Accumulated deficit	(70.9)	(3.0)	(73.9)
Accumulated other comprehensive loss, net of income taxes	(322.0)	0.6	(321.4)
Total Stockholders’ Deficit	(126.5)	(2.4)	(128.9)
Total Liabilities, Redeemable Common Stock and Stockholders’ Deficit	$1,896.8	$(16.0)	$1,880.8

Unaudited Condensed Consolidated Statement of Cash Flows

	Three Months Ended February 28, 2015
	As Reported	Adjustments	As Restated
	(In millions)
Operating Activities
Net loss	$(3.9)	$0.6	$(3.3)
Adjustments to reconcile net loss to net cash used in by operating activities:
Income from discontinued operations, net of income taxes	(0.2)	—	(0.2)
Depreciation and amortization	16.0	0.3	16.3
Amortization of financing costs	0.7	—	0.7
Stock-based compensation	5.3	—	5.3
Retirement benefit expense	16.6	0.2	16.8
Loss on debt repurchased	0.2	—	0.2
Loss on disposal of long-lived assets	0.2	—	0.2
Tax benefit on stock-based awards	(1.4)	—	(1.4)
Changes in assets and liabilities, net of effects from acquisition:
Accounts receivable	(33.2)	13.7	(19.5)
Inventories	(22.4)	(1.1)	(23.5)
Other current assets, net	(6.2)	0.9	(5.3)
Real estate held for entitlement and leasing	(1.5)	—	(1.5)
Receivable from Northrop	5.4	(6.0)	(0.6)
Recoverable from the U.S. government and other third parties for environmental remediation costs	(2.2)	6.0	3.8
Other noncurrent assets	14.3	(0.9)	13.4
Assets held for sale	(14.2)	—	(14.2)
Accounts payable	(19.0)	—	(19.0)
Retirement benefits	(1.6)	—	(1.6)
Advance payments on contracts	25.5	(15.9)	9.6
Other current liabilities	(11.3)	3.4	(7.9)
Deferred income taxes	(0.3)	(0.8)	(1.1)
Reserves for environmental remediation costs	(3.4)	—	(3.4)
Other noncurrent liabilities and other	1.0	(0.4)	0.6
Net cash used in continuing operations	(35.6)	—	(35.6)
Net cash used in discontinued operations	—	—	—
Net Cash Used in Operating Activities	(35.6)	—	(35.6)
Investing Activities
Capital expenditures	(4.3)	—	(4.3)
Net Cash Used in Investing Activities	(4.3)	—	(4.3)
Financing Activities
Debt repayments/repurchases	(9.3)	—	(9.3)
Repurchase of shares to satisfy tax withholding obligations	(2.4)	—	(2.4)
Tax benefit on stock-based awards	1.4	—	1.4
Net Cash Used in Financing Activities	(10.3)	—	(10.3)
Net Decrease in Cash and Cash Equivalents	(50.2)	—	(50.2)
Cash and Cash Equivalents at Beginning of Period	265.9	—	265.9
Cash and Cash Equivalents at End of Period	$215.7	$—	$215.7
Note 14. Condensed Consolidating Financial Information
The Company is providing unaudited condensed consolidating financial information for its domestic subsidiaries that have guaranteed the 7 1/8% Notes, and for those subsidiaries that have not guaranteed the 7 1/8% Notes. These 100% owned subsidiary guarantors (Aerojet Rocketdyne, Aerojet Rocketdyne of DE, Inc., Arde, Inc. and Arde-Barinco, Inc.) have, jointly and severally, fully and unconditionally guaranteed the 7 1/8% Notes subject to release under the following circumstances: (i) to enable the disposition of such property or assets to a party that is not the Company or a subsidiary guarantor to the extent permitted by and consummated in compliance with the indenture governing the 7 1/8% Notes; (ii) in case of a subsidiary guarantor that is released from its subsidiary guarantee, the release of the property and assets of such subsidiary guarantor; (iii) as permitted or required by the intercreditor agreement; (iv) with the consent of the holder of at least a majority in principal amount of the outstanding 7 1/8% Notes; or (v) when permitted or required by the indenture governing the 7 1/8% Notes. The subsidiary guarantees are a senior secured obligation of each subsidiary guarantor and rank (i) effectively junior to all of existing and future first-priority senior secured debt, including borrowings under the Senior Credit Facility, to the extent of the value of the assets securing such debt; (ii) effectively senior to all of the Company’s existing and future unsecured senior debt;

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

Condensed Consolidating Statements of Operations and Comprehensive (Loss) Income
(Unaudited)

Three months ended March 31, 2016	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
	(In millions)
Net sales	$—	$348.5	$8.4	$—	$356.9
Cost of sales (exclusive of items shown separately below)	—	302.6	7.3	(0.2)	309.7
Selling, general and administrative	5.0	6.1	0.5	—	11.6
Depreciation and amortization	—	14.9	0.2	—	15.1
Interest expense	10.7	0.4	—	—	11.1
Other, net	1.6	(0.6)	(0.5)	0.2	0.7
(Loss) income from continuing operations before income taxes	(17.3)	25.1	0.9	—	8.7
Income tax (benefit) provision	(6.3)	9.3	0.5	—	3.5
(Loss) income from continuing operations	(11.0)	15.8	0.4	—	5.2
Loss from discontinued operations	(0.1)	—	—	—	(0.1)
(Loss) income before equity income of subsidiaries	(11.1)	15.8	0.4	—	5.1
Equity income of subsidiaries	16.2	—	—	(16.2)	—
Net income	$5.1	$15.8	$0.4	$(16.2)	$5.1
Comprehensive income	$14.2	$22.5	$0.4	$(22.9)	$14.2

Three months ended February 28, 2015, As Restated	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
	(In millions)
Net sales	$—	$317.7	$5.3	$—	$323.0
Cost of sales (exclusive of items shown separately below)	—	281.7	3.8	(0.1)	285.4
Selling, general and administrative	9.3	5.8	0.5	—	15.6
Depreciation and amortization	—	16.0	0.3	—	16.3
Interest expense	12.9	0.5	—	—	13.4
Other, net	2.0	0.2	(0.7)	0.1	1.6
(Loss) income from continuing operations before income taxes	(24.2)	13.5	1.4	—	(9.3)
Income tax (benefit) provision	(9.1)	3.1	0.2	—	(5.8)
(Loss) income from continuing operations	(15.1)	10.4	1.2	—	(3.5)
Income from discontinued operations	0.2	—	—	—	0.2
(Loss) income before equity income of subsidiaries	(14.9)	10.4	1.2	—	(3.3)
Equity income of subsidiaries	11.6	—	—	(11.6)	—
Net (loss) income	$(3.3)	$10.4	$1.2	$(11.6)	$(3.3)
Comprehensive income	$8.8	$19.4	$1.2	$(20.6)	$8.8

Three months ended February 28, 2015, As Reported	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
	(In millions)
Net sales	$—	$313.3	$5.3	$—	$318.6
Cost of sales (exclusive of items shown separately below)	—	279.1	3.8	(0.1)	282.8
Selling, general and administrative	9.2	5.8	0.5	—	15.5
Depreciation and amortization	—	15.7	0.3	—	16.0
Interest expense	12.9	0.5	—	—	13.4
Other, net	2.0	0.2	(0.7)	0.1	1.6
(Loss) income from continuing operations before income taxes	(24.1)	12.0	1.4	—	(10.7)
Income tax (benefit) provision	(9.2)	2.4	0.2	—	(6.6)
(Loss) income from continuing operations	(14.9)	9.6	1.2	—	(4.1)
Income from discontinued operations	0.2	—	—	—	0.2
(Loss) income before equity income of subsidiaries	(14.7)	9.6	1.2	—	(3.9)
Equity income of subsidiaries	10.8	—	—	(10.8)	—
Net (loss) income	$(3.9)	$9.6	$1.2	$(10.8)	$(3.9)
Comprehensive income	$8.3	$18.7	$1.2	$(19.9)	$8.3

One month ended December 31, 2015	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
	(In millions)
Net sales	$—	$94.3	$2.0	$—	$96.3
Cost of sales (exclusive of items shown separately below)	—	73.7	1.8	(0.1)	75.4
Selling, general and administrative	0.7	1.9	0.2	—	2.8
Depreciation and amortization	—	5.0	0.1	—	5.1
Interest expense	3.7	0.1	—	—	3.8
Other, net	2.3	(2.2)	—	0.1	0.2
(Loss) income from continuing operations before income taxes	(6.7)	15.8	(0.1)	—	9.0
Income tax (benefit) provision	(2.2)	4.2	—	—	2.0
(Loss) income from continuing operations	(4.5)	11.6	(0.1)	—	7.0
Income from discontinued operations	—	—	—	—	—
(Loss) income before equity income of subsidiaries	(4.5)	11.6	(0.1)	—	7.0
Equity income of subsidiaries	11.5	—	—	(11.5)	—
Net income (loss)	$7.0	$11.6	$(0.1)	$(11.5)	$7.0
Comprehensive income (loss)	$1.7	$7.5	$(0.1)	$(7.4)	$1.7

Condensed Consolidating Balance Sheets
(Unaudited)

March 31, 2016	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
	(In millions)
Cash and cash equivalents	$155.4	$—	$0.3	$(0.2)	$155.5
Accounts receivable	—	179.0	3.3	—	182.3
Inventories	—	164.6	6.0	—	170.6
Recoverable from the U.S. government, Northrop, and other third parties for environmental remediation costs	—	33.1	—	—	33.1
Other current assets, net	4.2	65.7	0.9	—	70.8
Deferred income taxes	5.5	30.1	1.1	—	36.7
Total current assets	165.1	472.5	11.6	(0.2)	649.0
Property, plant and equipment, net	4.8	349.0	5.6	—	359.4
Recoverable from the U.S. government and other third parties for environmental remediation costs	0.7	201.2	—	—	201.9
Deferred income taxes	68.4	200.6	17.2	—	286.2
Goodwill	—	158.1	—	—	158.1
Intercompany receivable	—	106.0	33.4	(139.4)	—
Investments in subsidiaries	573.8	—	—	(573.8)	—
Other noncurrent assets and intangibles, net	19.1	251.7	62.6	—	333.4
Total assets	$831.9	$1,739.1	$130.4	$(713.4)	$1,988.0
Short-term borrowings and current portion of long-term debt, net	$5.0	$0.2	$—	$—	$5.2
Accounts payable	0.8	83.6	2.5	(0.2)	86.7
Reserves for environmental remediation costs	0.7	36.4	—	—	37.1
Other current liabilities and advance payments on contracts	23.4	354.0	3.9	—	381.3
Postretirement medical and life insurance benefits	4.6	1.4	—	—	6.0
Total current liabilities	34.5	475.6	6.4	(0.2)	516.3
Long-term debt, net	620.4	—	—	—	620.4
Reserves for environmental remediation costs	3.7	258.5	—	—	262.2
Pension benefits	107.4	467.6	—	—	575.0
Intercompany payable	139.4	—	—	(139.4)	—
Postretirement medical and life insurance benefits	31.8	12.3	—	—	44.1
Other noncurrent liabilities	18.7	62.8	12.5	—	94.0
Total liabilities	955.9	1,276.8	18.9	(139.6)	2,112.0
Commitments and contingencies (Note 7)
Redeemable common stock	1.3	—	—	—	1.3
Total stockholders’ (deficit) equity	(125.3)	462.3	111.5	(573.8)	(125.3)
Total liabilities, redeemable common stock, and stockholders’ (deficit) equity	$831.9	$1,739.1	$130.4	$(713.4)	$1,988.0

December 31, 2015	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
	(In millions)
Cash and cash equivalents	$215.2	$—	$—	$(6.7)	$208.5
Accounts receivable	—	166.2	3.3	—	169.5
Inventories	—	148.4	7.8	—	156.2
Recoverable from the U.S. government, Northrop, and other third parties for environmental remediation costs	—	30.0	—	—	30.0
Other current assets, net	4.2	64.2	0.8	—	69.2
Deferred income taxes	5.5	29.8	1.2	—	36.5
Total current assets	224.9	438.6	13.1	(6.7)	669.9
Property, plant and equipment, net	4.7	352.8	5.8	—	363.3
Recoverable from the U.S. government and other third parties for environmental remediation costs	0.7	206.5	—	—	207.2
Deferred income taxes	66.5	204.7	17.1	—	288.3
Goodwill	—	158.1	—	—	158.1
Intercompany receivable	—	138.4	30.9	(169.3)	—
Investments in subsidiaries	550.6	—	—	(550.6)	—
Other noncurrent assets and intangibles, net	19.3	257.9	61.5	—	338.7
Total assets	$866.7	$1,757.0	$128.4	$(726.6)	$2,025.5
Short-term borrowings and current portion of long-term debt, net	$5.0	$0.3	$—	$—	$5.3
Accounts payable	1.1	67.6	2.2	(6.7)	64.2
Reserves for environmental remediation costs	0.7	31.9	—	—	32.6
Other current liabilities and advance payments on contracts	30.5	400.3	3.2	—	434.0
Postretirement medical and life insurance benefits	4.6	1.4	—	—	6.0
Total current liabilities	41.9	501.5	5.4	(6.7)	542.1
Long-term debt, net	633.7	—	—	—	633.7
Reserves for environmental remediation costs	4.4	265.3	—	—	269.7
Pension benefits	106.8	473.8	—	—	580.6
Intercompany payable	169.3	—	—	(169.3)	—
Postretirement medical and life insurance benefits	32.4	12.4	—	—	44.8
Other noncurrent liabilities	18.8	64.0	12.4	—	95.2
Total liabilities	1,007.3	1,317.0	17.8	(176.0)	2,166.1
Commitments and contingencies (Note 7)
Redeemable common stock	1.6	—	—	—	1.6
Total stockholders’ (deficit) equity	(142.2)	440.0	110.6	(550.6)	(142.2)
Total liabilities, redeemable common stock, and stockholders’ (deficit) equity	$866.7	$1,757.0	$128.4	$(726.6)	$2,025.5

November 30, 2015	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
	(In millions)
Cash and cash equivalents	$221.9	$—	$—	$(10.8)	$211.1
Accounts receivable	—	167.4	4.1	—	171.5
Inventories	—	150.8	6.7	—	157.5
Recoverable from the U.S. government, Northrop, and other third parties for environmental remediation costs	—	30.0	—	—	30.0
Other current assets, net	3.1	57.5	0.9	—	61.5
Income taxes	44.2	0.3	—	(41.6)	2.9
Deferred income taxes	6.5	20.4	1.2	—	28.1
Total current assets	275.7	426.4	12.9	(52.4)	662.6
Property, plant and equipment, net	4.7	355.3	5.8	—	365.8
Recoverable from the U.S. government and other third parties for environmental remediation costs	0.7	209.7	—	—	210.4
Deferred income taxes	66.2	203.4	17.1	—	286.7
Goodwill	—	158.1	—	—	158.1
Intercompany receivable	—	192.9	34.5	(227.4)	—
Investments in subsidiaries	543.2	—	—	(543.2)	—
Other noncurrent assets and intangibles, net	19.8	258.6	61.3	—	339.7
Total assets	$910.3	$1,804.4	$131.6	$(823.0)	$2,023.3
Short-term borrowings and current portion of long-term debt, net	$5.0	$0.3	$—	$—	$5.3
Accounts payable	1.0	112.9	2.1	(10.8)	105.2
Reserves for environmental remediation costs	0.7	31.9	—	—	32.6
Postretirement medical and life insurance benefits	4.6	1.4	—	—	6.0
Other current liabilities and advance payments on contracts	26.8	413.4	6.4	(41.6)	405.0
Total current liabilities	38.1	559.9	8.5	(52.4)	554.1
Long-term debt, net	635.0	0.1	—	—	635.1
Reserves for environmental remediation costs	4.5	269.0	—	—	273.5
Pension benefits	98.8	467.4	—	—	566.2
Intercompany payable	227.4	—	—	(227.4)	—
Postretirement medical and life insurance benefits	32.9	12.6	—	—	45.5
Other noncurrent liabilities	19.1	62.6	12.7	—	94.4
Total liabilities	1,055.8	1,371.6	21.2	(279.8)	2,168.8
Commitments and contingencies (Note 7)
Redeemable common stock	0.9	—	—	—	0.9
Total stockholders’ (deficit) equity	(146.4)	432.8	110.4	(543.2)	(146.4)
Total liabilities, redeemable common stock, and stockholders’ (deficit) equity	$910.3	$1,804.4	$131.6	$(823.0)	$2,023.3

Condensed Consolidating Statements of Cash Flows
(Unaudited)

Three months ended March 31, 2016	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
	(In millions)
Net cash (used in) provided by operating activities	$(16.4)	$(24.6)	$2.8	$6.5	$(31.7)
Cash flows from investing activities:
Capital expenditures	—	(7.7)	—	—	(7.7)
Net cash used in investing activities	—	(7.7)	—	—	(7.7)
Cash flows from financing activities:
Debt repayments	(14.3)	(0.1)	—	—	(14.4)
Net transfers from (to) parent	(29.9)	32.4	(2.5)	—	—
Other financing activities	0.8	—	—	—	0.8
Net cash (used in) provided by financing activities	(43.4)	32.3	(2.5)	—	(13.6)
Net (decrease) increase in cash and cash equivalents	(59.8)	—	0.3	6.5	(53.0)
Cash and cash equivalents at beginning of year	215.2	—	—	(6.7)	208.5
Cash and cash equivalents at end of period	$155.4	$—	$0.3	$(0.2)	$155.5

One month ended December 31, 2015	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
	(In millions)
Net cash provided by (used in) operating activities	$50.5	$(53.3)	$(3.6)	$4.1	$(2.3)
Cash flows from investing activities:
Capital expenditures	—	(1.2)	—	—	(1.2)
Net cash used in investing activities	—	(1.2)	—	—	(1.2)
Cash flows from financing activities:
Debt repayments	(1.3)	—	—	—	(1.3)
Net transfers (to) from parent	(58.1)	54.5	3.6	—	—
Other financing activities	2.2	—	—	—	2.2
Net cash (used in) provided by financing activities	(57.2)	54.5	3.6	—	0.9
Net (decrease) increase in cash and cash equivalents	(6.7)	—	—	4.1	(2.6)
Cash and cash equivalents at beginning of year	221.9	—	—	(10.8)	211.1
Cash and cash equivalents at end of period	$215.2	$—	$—	$(6.7)	$208.5

Three months ended February 28, 2015	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
	(In millions)
Net cash provided by (used in) operating activities	$21.3	$(60.2)	$(1.7)	$5.0	$(35.6)
Cash flows from investing activities:
Capital expenditures	—	(4.3)	—	—	(4.3)
Net cash used in investing activities	—	(4.3)	—	—	(4.3)
Cash flows from financing activities:
Debt repayments	(9.2)	(0.1)	—	—	(9.3)
Net transfers (to) from parent	(66.8)	64.6	2.2	—	—
Other financing activities	(1.0)	—	—	—	(1.0)
Net cash (used in) provided by financing activities	(77.0)	64.5	2.2	—	(10.3)
Net (decrease) increase in cash and cash equivalents	(55.7)	—	0.5	5.0	(50.2)
Cash and cash equivalents at beginning of year	271.6	—	—	(5.7)	265.9
Cash and cash equivalents at end of period	$215.9	$—	$0.5	$(0.7)	$215.7

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
The preparation of the consolidated financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates. In addition, our operating results for interim periods may not be indicative of the results of operations for a full year. This section contains a number of forward-looking statements, all of which are based on current expectations and are subject to risks and uncertainties including those described in this Quarterly Report under the heading “Forward-Looking Statements.” Actual results may differ materially. This section should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended November 30, 2015, and periodic reports subsequently filed with the Securities and Exchange Commission (“SEC”).
Restatement
As indicated in Note 13 of the Notes to Unaudited Condensed Consolidated Financial Statements, we corrected errors in our previously issued consolidated financial statements primarily related to the following matters: (i) purchase accounting associated with contracts acquired as part of the acquisition of the Pratt & Whitney Rocketdyne division (the “Rocketdyne Business”) from United Technologies Corporation (“UTC”); (ii) contract accounting related to subsequent modifications to one significant acquired contract; (iii) contract accounting related to the improper recognition of sales associated with incentives; and (iv) other individually immaterial items. A summary of the impact to pretax income (loss) from continuing operations by reporting period is presented below (in millions):

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

Change in Fiscal Year End
On January 20, 2016, our board of directors approved a change in our fiscal year-end from November 30 of each year to December 31 of each year. The fiscal year of our subsidiary, Aerojet Rocketdyne, ends on the last Saturday in December. The unaudited results for the month ended December 31, 2015 are included in this report. The audited results for the month ended December 31, 2015 will be included in our Annual Report on Form 10-K for the fiscal year ending December 31, 2016.
Financial information for the three months ended March 31, 2015 has not been included in this Form 10-Q for the following reasons: (i) the three months ended February 28, 2015 provide a meaningful comparison for the three months ended March 31, 2016; (ii) there are no significant factors, seasonal or other, that would impact the comparability of information if the results for the three months ended March 31, 2015 were presented in lieu of results for the three months ended February 28, 2015; and (iii) it was not practicable or cost justified to prepare this information.
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
A summary of the significant financial highlights for the first quarter of fiscal 2016 which management uses to evaluate our operating performance and financial condition is presented below.

•	Net sales for the first quarter of fiscal 2016 totaled $356.9 million compared to $323.0 million for the first quarter of fiscal 2015.

•
Net income for the first quarter of fiscal 2016 was $5.1 million, or $0.08 diluted income per share, compared to a net loss of $(3.3) million, or $(0.06) loss per share, for the first quarter of fiscal 2015.

•
Adjusted EBITDAP (Non-GAAP measure*) for the first quarter of fiscal 2016 was $52.1 million, or 14.6% of net sales, compared to $36.6 million, or 11.3% of net sales, for the first quarter of fiscal 2015.

•
Segment performance (Non-GAAP measure*) before environmental remediation provision adjustments, retirement benefit plan expense, and unusual items was $43.7 million for the first quarter of fiscal 2016, compared to $32.8 million for the first quarter of fiscal 2015.

•	Cash used in operating activities in the first quarter of fiscal 2016 totaled $(31.7) million, compared to $(35.6) million of cash used in operating activities the first quarter of fiscal 2015.

•	Free cash flow (Non-GAAP measure*) in the first quarter of fiscal 2016 totaled $(39.4) million, compared to $(39.9) million in the first quarter of fiscal 2015.

•	As of March 31, 2016, we had $2.3 billion of funded backlog compared to $2.4 billion as of November 30, 2015.

•	As of March 31, 2016, we had $480.8 million in net debt (Non-GAAP measure*) compared to $440.9 million as of November 30, 2015.
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
Customers that represented more than 10% of net sales for the periods presented are as follows:

	Three months ended March 31,	Three months ended February 28,	One month ended December 31,
	2016	2015	2015
Lockheed Martin Corporation	27%	28%	24%
United Launch Alliance	20%	17%	28%
Raytheon Company	17%	23%	19%
NASA	14%	13%	10%
Our sales to each of the major customers listed above involve several product lines and programs.
Sales to the U.S. government and its agencies, including sales to our significant customers discussed above, were as follows (dollars in millions):

	U.S. government sales	Percentage of net sales
Three months ended March 31, 2016	$326.7	92%
Three months ended February 28, 2015, as restated	300.5	93%
One month ended December 31, 2015	82.0	85%
The Standard Missile program, which is comprised of several contracts and is included in U.S. government sales, represented 9% and 13% of net sales for the first quarter of fiscal 2016 and 2015, respectively. In addition, the Standard Missile program represented 12% of net sales for December 2015.
The Terminal High Altitude Area Defense (“THAAD”) program, which is comprised of several contracts and included in U.S. government sales, represented 13% and 15% of net sales for the first quarter of fiscal 2016 and 2015, respectively. In addition, the THAAD program represented 13% of net sales for December 2015.
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
The NASA Authorization Act has again identified the Space Launch System (“SLS”) program as one of its top priorities in the NASA GFY 2016 budget. The SLS program also has enjoyed wide, bipartisan support in both chambers of Congress. We maintain a strong relationship with NASA and our propulsion systems have been powering NASA launch vehicles and spacecraft since the inception of the U.S. space program. Our booster, upper stage and Orion vehicle propulsion systems are currently baselined on the new SLS vehicle and both upper stage and booster engines are in development for future SLS variants. Due to the retirement of the space shuttle fleet, U.S. astronauts are now dependent on Russian Soyuz flights for access to and from the ISS for the better part of this decade. NASA has been working to re-establish U.S. manned space capability as soon as possible through development of a new “space taxi” to ferry astronauts and cargo to the ISS. In 2014, Boeing’s CST-100 Starliner capsule, powered by Aerojet Rocketdyne propulsion, was selected by NASA to transport astronauts to and from the ISS. As Boeing’s teammate, Aerojet Rocketdyne will be providing the propulsion system for this new vehicle, thereby supplementing its work for NASA on the SLS designed for manned deep space exploration. In both instances, we have significant propulsion content and we look forward to supporting these generational programs for NASA.
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
Competitive Improvement Program
In March 2015, we initiated the CIP comprised of activities and initiatives aimed at reducing costs in order for us to continue to compete successfully. The company-wide initiative is being undertaken after a comprehensive assessment of our product portfolio to underpin Aerojet Rocketdyne’s technological and competitive leadership in our markets through continued research and development. The CIP is composed of three major components: (i) facilities optimization and footprint reduction; (ii) product affordability; and (iii) reduced administrative and overhead costs. Under the CIP, we expect an estimated 500 headcount reduction in our total employee population. We currently estimate that we will incur restructuring and related costs over the four-year CIP program of approximately $110 million. When fully implemented, we anticipate that the CIP will result in annual cost savings of approximately $145 million beginning in fiscal 2019. As a result of this effort, we will be better positioned to deliver our innovative, high quality and reliable products at a lower cost to our customers. The CIP costs will consist primarily of severance and other employee related costs totaling approximately $43 million, operating facility costs totaling approximately $27 million, and $40 million for other costs relating to product re-qualification, knowledge transfer and other CIP implementation costs. A summary of our CIP reserve activity is shown below:

	Severance	Retention	Total
	(In millions)
February 28, 2015	$—	$—	$—
Accrual established	12.9	2.7	15.6
Payments	(1.8)	—	(1.8)
November 30, 2015	11.1	2.7	13.8
Accrual	(0.2)	0.2	—
Payments	—	(1.2)	(1.2)
December 31, 2015	10.9	1.7	12.6
Accrual	(0.1)	0.6	0.5
Payments	(0.5)	(0.1)	(0.6)
March 31, 2016	$10.3	$2.2	$12.5
The costs associated with the CIP will be a component of the Company’s U.S. government forward pricing rates, and therefore, will be recovered through the pricing of the Company’s products and services to the U.S. government. In addition to the employee-related CIP obligations, the Company incurred non-cash accelerated depreciation expense of $0.2 million and $0.1 million in the first quarter of fiscal 2016 and December 2015, respectively, associated with changes in the estimated useful life of long-lived assets impacted by the CIP.
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
A summary of our recoverable amounts, environmental reserves, and estimated range of liability as of March 31, 2016 is presented below:

	Recoverable Amounts (1)	Environmental Reserves	Estimated Range of Liability
	(In millions)
Sacramento	$115.5	$150.1	$150.1 - $252.1
Baldwin Park Operable Unit	104.8	136.4	$136.4 - $179.9
Other Aerojet Rocketdyne sites	8.1	8.3	$8.3 - $14.1
Other sites	0.6	4.5	$4.5 - $6.6
Total	$229.0	$299.3	$299.3 - $452.7
_____

(1)
Excludes the receivable from Northrop of $68.7 million as of March 31, 2016 related to environmental costs already paid (and therefore not reserved) by the Company in prior years and reimbursable under the Northrop Agreement.

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
Most of our environmental costs are incurred by our Aerospace and Defense segment, and certain of these future costs are allowable to be included in our contracts with the U.S. government and allocable to Northrop until the cumulative expenditure limitation is reached. We currently estimate approximately 24% of our Aerospace and Defense segment environmental costs will not likely be reimbursable and are expensed to the Unaudited Condensed Consolidated Statements of Operations.
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
Capital Structure
We have a substantial amount of debt for which we are required to make interest and principal payments. Interest on long-term financing is not a recoverable cost under our U.S. government contracts. As of March 31, 2016, we had $636.3 million of debt principal outstanding. The fair value of the debt outstanding at March 31, 2016 was $725.0 million.
Retirement Benefits
We expect to make cash contributions of approximately $30 million to our tax-qualified defined benefit pension plan in fiscal 2016. We estimate that approximately 82% of our unfunded pension obligation as of December 31, 2015 is related to Aerojet Rocketdyne which will be recoverable through our U.S. government contracts.
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
Additionally, the level of returns on retirement benefit assets, changes in interest rates, changes in legislation, and other factors affect our financial results. The timing of recognition of pension expense or income in our financial statements differs from the timing of the required pension funding under the Pension Protection Act or the amount of funding that can be recorded in our overhead rates through our U.S. government contracting business. Our earnings are positively or negatively impacted by the amount of expense or income we record for our employee retirement benefit plans.
Results of Operations
Net Sales:

	Three months ended March 31,	Three months ended February 28,
	2016	2015	Change*
		As Restated
	(In millions)
Net sales:	$356.9	$323.0	$33.9

* Primary reason for change. The increase in net sales was primarily due to the following (i) an increase of $19.1 million in space launch programs primarily associated with the RL10 program as a result of the timing of deliveries on this multi-year contract and (ii) an increase of $12.7 million in space advanced programs primarily driven by increased work on the Commercial Crew Development program and the RS-25 program which is currently engaged in a significant development and integration effort in support of the SLS program.

One month ended December 31,
2015
(In millions)
Net sales:	$96.3

Net sales for the month ended December 31, 2015 was primarily comprised of the following: (i) sales of $32.4 million in missile defense and strategic systems programs primarily driven by the deliveries on the THAAD and Standard Missile programs; (ii) sales of $26.4 million in our space launch programs primarily associated with the RL10 program as a result of deliveries on this multi-year contract and deliveries on the Atlas V program; and (iii) sales of $26.1 million in space advanced programs primarily driven by work on the Commercial Crew Development program and the RS-25 program which is currently engaged in a significant development and integration effort in support of the SLS program.
Cost of Sales (exclusive of items shown separately below):

	Three months ended March 31,	Three months ended February 28,
	2016	2015	Change*
		As Restated
	(In millions, except percentage amounts)
Cost of sales (exclusive of items shown separately below):	$309.7	$285.4	$24.3
Percentage of net sales	86.8%	88.4%
Percentage of net sales excluding retirement benefit expense and step-up in fair value of inventory	83.2%	84.5%
Components of cost of sales:
Cost of sales excluding retirement benefit expense and step-up in fair value of inventory	$297.1	$272.8	$24.3
Cost of sales associated with the Rocketdyne acquisition step-up in fair value of inventory not allocable to our U.S. government contracts	0.1	0.1	—
Retirement benefit expense	12.5	12.5	—
Cost of sales	$309.7	$285.4	$24.3

* Primary reason for change. The decrease in cost of sales as a percentage of net sales excluding retirement benefit expense and the step-up in fair value of inventory was primarily due to (i) favorable contract performance in the first quarter of fiscal 2016 on the THAAD program as a result of manufacturing efficiencies and lower overhead costs; (ii) contract losses in the first quarter of fiscal 2015 on an electric propulsion contract; and (iii) contract losses of $2.1 million related to the Antares AJ-26 program in the first quarter of fiscal 2015 that was terminated for convenience in October 2015.

One month ended December 31,
2015
(In millions, except percentage amounts)
Cost of sales (exclusive of items shown separately below):	$75.4
Percentage of net sales	78.3%
Percentage of net sales excluding retirement benefit expense and step-up in fair value of inventory	73.9%
Components of cost of sales:
Cost of sales excluding retirement benefit expense and step-up in fair value of inventory	$71.2
Cost of sales associated with the Rocketdyne acquisition step-up in fair value of inventory not allocable to our U.S. government contracts	0.1
Retirement benefit expense	4.1
Cost of sales	$75.4
Cost of sales as a percentage of net sales excluding retirement benefit expense and the step-up in fair value of inventory for the month ended December 31, 2015 included favorable changes in contract estimates due to better than expected performance primarily on the Standard Missile and THAAD programs as a result of manufacturing efficiencies and risk mitigation. These favorable factors were partially offset by contract losses on an electric propulsion contract.

Selling, General and Administrative (“SG&A”):

	Three months ended March 31,	Three months ended February 28,
	2016	2015	Change*
		As Restated
	(In millions, except percentage amounts)
SG&A:	$11.6	$15.6	$(4.0)
Percentage of net sales	3.3%	4.8%
Components of SG&A:
SG&A excluding retirement benefit expense and stock-based compensation	$4.6	$6.0	$(1.4)
Stock-based compensation	2.3	5.3	(3.0)
Retirement benefit expense	4.7	4.3	0.4
SG&A	$11.6	$15.6	$(4.0)
 * Primary reason for change. The decrease in SG&A expense was primarily driven by (i) a decrease of $3.0 million in stock-based compensation primarily as a result of decreases in the fair value of the stock appreciation rights and (ii) a decrease in legal and consulting expenses associated with various corporate activities in the first quarter of fiscal 2015 and cost savings initiatives.

One month ended December 31,
2015
(In millions, except percentage amounts)
SG&A:	$2.8
Percentage of net sales	2.9%
Components of SG&A:
SG&A excluding retirement benefit expense and stock-based compensation	$1.7
Stock-based compensation	(0.4)
Retirement benefit expense	1.5
SG&A	$2.8
SG&A expense as a percentage of net sales for the month ended December 31, 2015 was relatively proportional to the first quarter of fiscal 2016 reported above.
Depreciation and Amortization:

	Three months ended March 31,	Three months ended February 28,
	2016	2015	Change*
		As Restated
	(In millions)
Depreciation and amortization:	$15.1	$16.3	$(1.2)
Components of depreciation and amortization:
Depreciation	$11.7	$12.9	$(1.2)
Amortization	3.4	3.4	—
* Primary reason for change. The decrease in depreciation expense was primarily due to (i) the impact of changes in the estimated useful life of long-lived assets impacted by CIP and (ii) a decrease of $0.7 million in depreciation associated with the step-up in the fair value of the Rocketdyne Business’ tangible assets.

One month ended December 31,
2015
(In millions)
Depreciation and amortization:	$5.1
Components of depreciation and amortization:
Depreciation	$4.0
Amortization	1.1
Depreciation and Amortization expense for the month ended December 31, 2015 was relatively proportional to the first quarter of fiscal 2016 reported above.
Other Expense, net:

	Three months ended March 31,	Three months ended February 28,
	2016	2015	Change*
	(In millions)
Other expense, net:	$0.9	$1.7	$(0.8)
 * Primary reason for change. The decrease in other expense, net was primarily due to a decrease of $1.3 million in environmental remediation expenses (see Note 7(c) of the Notes to Unaudited Condensed Consolidated Financial Statements) partially offset by an increase of $0.7 million in unusual items charges (see discussion of unusual items below).

One month ended December 31,
2015
(In millions)
Other expense, net:	$0.2
The $0.2 million of other expense, net for the month ended December 31, 2015 was insignificant.
Total unusual items expense, a component of other expense, net in the Unaudited Condensed Consolidated Statements of Operations, was as follows:

	Three months ended March 31,	Three months ended February 28,	One month ended December 31,
	2016	2015	2015
	(In millions)
Unusual items
Legal related matters	$(0.1)	$(0.7)	$0.4
Loss on debt repurchased	0.3	0.2	—
	$0.2	$(0.5)	$0.4
First Quarter of fiscal 2016 Activity:
We retired $13.0 million principal amount of our delayed draw term loan resulting in a loss of $0.3 million.
We recorded $0.1 million for realized gains net of interest associated with the failure to register with the SEC the issuance of certain of our common shares under the defined contribution 401(k) employee benefit plan.
First Quarter of fiscal 2015 Activity:
We retired $8.0 million principal amount of our delayed draw term loan resulting in a loss of $0.2 million.
We recorded $0.7 million for realized gains net of interest associated with the failure to register with the SEC the issuance of certain of our common shares under the defined contribution 401(k) employee benefit plan.
December 2015 Activity:
We recorded $0.4 million for realized losses and interest associated with the failure to register with the SEC the issuance of certain of our common shares under the defined contribution 401(k) employee benefit plan.

Interest Income:

	Three months ended March 31,	Three months ended February 28,
	2016	2015	Change*
	(In millions)
Interest income:	$0.2	$0.1	$0.1
 * Primary reason for change. Interest income was essentially unchanged for the periods presented.
Interest Expense:

	Three months ended March 31,	Three months ended February 28,
	2016	2015	Change*
	(In millions)
Interest expense:	$11.1	$13.4	$(2.3)
Components of interest expense:
Contractual interest and other	10.5	12.7	(2.2)
Amortization of deferred financing costs	0.6	0.7	(0.1)
Interest expense	$11.1	$13.4	$(2.3)
* Primary reason for change. The decrease in interest expense was primarily due to the retirement of the principal amount of our delayed draw term loan in the first quarter of fiscal 2016.

One month ended December 31,
2015
(In millions)
Interest expense:	$3.8
Components of interest expense:
Contractual interest and other	3.6
Amortization of deferred financing costs	0.2
Interest expense	$3.8
Interest expense for the month ended December 31, 2015 was proportional to our interest expense for the first quarter of fiscal 2016 reported above.
Income Tax Provision (Benefit):
The income tax provision (benefit) was as follows:

	Three months ended March 31,	Three months ended February 28,	One month ended December 31,
	2016	2015	2015
		As Restated
	(In millions)
Income tax provision (benefit)	$3.5	$(5.8)	$2.0
In the first quarter of fiscal 2016, the income tax provision recorded differs from the expected tax that would be calculated by applying the federal statutory rate to our income before income taxes primarily due to the impacts from state income taxes and certain expenditures which are permanently not deductible for tax purposes.
In the month ended December 31, 2015, the income tax provision recorded differs from the expected tax that would be calculated by applying the federal statutory rate to our income before income taxes primarily due to the re-enactment of the federal research and development credit in December 2015 for calendar year 2015 which has been treated as a discrete event for the December 2015 one-month period, as well as the impacts from state income taxes and certain expenditures which are permanently not deductible for tax purposes.

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
A valuation allowance is required when it is more-likely-than-not that all or a portion of deferred tax assets may not be realized. Assessing the need for, or sufficiency of, a valuation allowance requires management to evaluate, on a quarterly basis, all available evidence, both positive and negative, including the recent trend of losses from continuing operations before income taxes. During the second quarter of fiscal 2016, we will continue to evaluate whether future results are less than projected and if a valuation allowance may be required to reduce deferred tax assets, which could have a material impact on our results of operations. As of March 31, 2016, we continued to believe that the weight of the positive evidence outweighed the negative evidence regarding the realization of our net deferred tax assets.
As of March 31, 2016, the total liability for uncertain income tax positions, including accrued interest and penalties, was $7.9 million. Due to the high degree of uncertainty regarding the timing of potential future cash flows associated with the respective liabilities, the Company is unable to make a reasonably reliable estimate of the amount and period in which these liabilities might be paid.
Retirement Benefit Plans:
Components of retirement benefit expense are:

	Three months ended March 31,	Three months ended February 28,	One month ended December 31,
	2016	2015	2015
		As Restated
	(In millions)
Service cost	$3.5	$2.7	$1.1
Interest cost on benefit obligation	16.5	16.4	5.5
Assumed return on plan assets	(17.5)	(22.0)	(6.0)
Amortization of prior service credits	(0.3)	(0.3)	(0.1)
Recognized net actuarial losses	15.0	20.0	5.1
Retirement benefit expense	$17.2	$16.8	$5.6
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

Aerospace and Defense Segment

	Three months ended March 31,	Three months ended February 28,
	2016	2015	Change*
		As Restated
	(In millions, except percentage amounts)
Net sales	$355.3	$321.4	$33.9
Segment performance (Non-GAAP measure)	29.9	18.7	11.2
Segment margin (Non-GAAP measure)	8.4%	5.8%
Segment margin before environmental remediation provision adjustments, retirement benefit plan expense, Rocketdyne purchase accounting adjustments, and unusual items (Non-GAAP measure)	13.5%	11.7%
Components of segment performance:
Aerospace and Defense	$47.8	$37.5	$10.3
Environmental remediation provision adjustments	(0.6)	(1.4)	0.8
Retirement benefit plan expense	(12.5)	(12.5)	—
Unusual items	0.1	0.7	(0.6)
Rocketdyne purchase accounting adjustments not allocable to our U.S. government contracts:
Amortization of the Rocketdyne Business’ intangible assets	(3.0)	(3.0)	—
Depreciation associated with the step-up in the fair value of the Rocketdyne Business’ tangible assets	(1.8)	(2.5)	0.7
Cost of sales associated with the step-up in the fair value of the Rocketdyne Business’ inventory	(0.1)	(0.1)	—
Aerospace and Defense total	$29.9	$18.7	$11.2
 * Primary reason for change. The increase in net sales was primarily due to the following (i) an increase of $19.1 million in space launch programs primarily associated with the RL10 program as a result of the timing of deliveries on this multi-year contract and (ii) an increase of $12.7 million in space advanced programs primarily driven by increased work on the Commercial Crew Development program and the RS-25 program which is currently engaged in a significant development and integration effort in support of the SLS program.
The increase in the segment margin before environmental remediation provision adjustments, retirement benefit plan expense, Rocketdyne purchase accounting adjustments, and unusual items was primarily due to: (i) favorable contract performance in the first quarter of fiscal 2016 on the THAAD program as a result of manufacturing efficiencies and lower overhead costs; (ii) cost recoveries on retirement benefit plan contributions; (iii) contract losses in the first quarter of fiscal 2015 on an electric propulsion contract; and (iv) contract losses of $2.1 million related to the Antares AJ-26 program in the first quarter of fiscal 2015 that was terminated for convenience in October 2015.

One month ended December 31,
2015
(In millions, except percentage amounts)
Net sales	$95.8
Segment performance (Non-GAAP measure)	15.2
Segment margin (Non-GAAP measure)	15.9%
Segment margin before environmental remediation provision adjustments, retirement benefit plan expense, Rocketdyne purchase accounting adjustments, and unusual items (Non-GAAP measure)	22.2%
Components of segment performance:
Aerospace and Defense	$21.3
Environmental remediation provision adjustments	0.1
Retirement benefit plan expense	(4.1)
Unusual items	(0.4)
Rocketdyne purchase accounting adjustments not allocable to our U.S. government contracts:
Amortization of the Rocketdyne Business’ intangible assets	(1.0)
Depreciation associated with the step-up in the fair value of the Rocketdyne Business’ tangible assets	(0.6)
Cost of sales associated with the step-up in the fair value of the Rocketdyne Business’ inventory	(0.1)
Aerospace and Defense total	$15.2
Net sales for the month ended December 31, 2015 was primarily comprised of the following: (i) sales of $32.4 million in missile defense and strategic systems programs primarily driven by the deliveries on the THAAD and Standard Missile programs; (ii) sales of $26.4 million in our space launch programs primarily associated with the RL10 program as a result of deliveries on this multi-year contract and deliveries on the Atlas V program; and (iii) sales of $26.1 million in space advanced programs primarily driven by development work on the Commercial Crew Development program and the RS-25 program which is currently engaged in a significant development and integration effort in support of the SLS program.
The segment margin before environmental remediation provision adjustments, retirement benefit plan expense, Rocketdyne purchase accounting adjustments, and unusual items included (i) favorable changes in contract estimates due to better than expected performance on the Standard Missile and THAAD programs as a result of manufacturing efficiencies and risk mitigation and (ii) costs recoveries on retirement benefit plan contributions. These favorable factors were partially offset by contract losses on an electric propulsion contract.
A summary of our backlog is as follows:

	March 31, 2016	November 30, 2015
	(In billions)
Funded backlog	$2.3	$2.4
Unfunded backlog	1.6	1.7
Total contract backlog	$3.9	$4.1
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

Real Estate Segment

	Three months ended March 31,	Three months ended February 28,
	2016	2015	Change*
	(In millions)
Net sales	$1.6	$1.6	$—
Segment performance	0.8	0.9	(0.1)
 * Primary reason for change. Net sales and segment performance consist primarily of rental property operations, and were essentially unchanged for the periods presented.

One month ended December 31,
2015
(In millions)
Net sales	$0.5
Segment performance	0.2
Net sales and segment performance consist primarily of rental property operations.
Use of Non-GAAP Financial Measures
In addition to segment performance (discussed above), we provide the Non-GAAP financial measure of our operational performance called Adjusted EBITDAP. We use this metric to further our understanding of the historical and prospective consolidated core operating performance of our segments, net of expenses resulting from our corporate activities in the ordinary, on-going and customary course of our operations. Further, we believe that to effectively compare the core operating performance metric from period to period on a historical and prospective basis, the metric should exclude items relating to retirement benefits (pension and postretirement benefits), significant non-cash expenses, the impacts of financing decisions on earnings, and items incurred outside the ordinary, on-going and customary course of our operations. Accordingly, we define Adjusted EBITDAP as GAAP income (loss) from continuing operations before income taxes adjusted to exclude interest expense, interest income, depreciation and amortization, retirement benefit expense, and unusual items which we do not believe are reflective of such ordinary, on-going and customary course activities. Adjusted EBITDAP does not represent, and should not be considered an alternative to, net income (loss), as determined in accordance with GAAP.

	Three months ended March 31,	Three months ended February 28,	One month ended December 31,
	2016	2015	2015
		As Restated
	(In millions, except percentage amounts)
Income (loss) from continuing operations before income taxes	$8.7	$(9.3)	$9.0
Interest expense	11.1	13.4	3.8
Interest income	(0.2)	(0.1)	—
Depreciation and amortization	15.1	16.3	5.1
Retirement benefit expense	17.2	16.8	5.6
Unusual items	0.2	(0.5)	0.4
Adjusted EBITDAP	$52.1	$36.6	$23.9
Adjusted EBITDAP as a percentage of net sales	14.6%	11.3%	24.8%
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

	Three months ended March 31,	Three months ended February 28,	One month ended December 31,
	2016	2015	2015
	(In millions)
Net Cash Used In Operating Activities	$(31.7)	$(35.6)	$(2.3)
Capital expenditures	(7.7)	(4.3)	(1.2)
Free cash flow(1)	$(39.4)	$(39.9)	$(3.5)
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

	March 31, 2016	December 31, 2015	November 30, 2015
	(In millions)
Debt principal	$636.3	$650.6	$652.0
Cash and cash equivalents	(155.5)	(208.5)	(211.1)
Net debt	$480.8	$442.1	$440.9
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
Other Information
Recently Adopted Accounting Pronouncements
See Note 1 of the Notes to Unaudited Condensed Consolidated Financial Statements for information relating to our discussion of the effects of recent accounting pronouncements.
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

We review contract performance and cost estimates for some contracts at least monthly and for others at least quarterly and more frequently when circumstances significantly change. When a change in estimate is determined to have an impact on contract profit, we will record a positive or negative adjustment to the statement of operations. Changes in estimates and assumptions related to the status of certain long-term contracts may have a material effect on our operating results. The following table summarizes the impact from changes in estimates and assumptions on the statements of operations on contracts, representing 96% of our aerospace and defense segment net sales over the first three months of fiscal 2016 and 2015 and one month ended December 31, 2015, accounted for under the percentage-of-completion method of accounting:

	Three months ended March 31,	Three months ended February 28,	One month ended December 31,
	2016	2015	2015
		As Restated
	(In millions, except per share amounts)
Favorable effect of the changes in contract estimates on income (loss) from continuing operations before income taxes	$—	$1.3	$11.7
Favorable effect of the changes in contract estimates on net income (loss)	—	0.8	7.0
Favorable effect of the changes in contract estimates on basic net income (loss) per share	—	0.01	0.11
Favorable effect of the changes in contract estimates on diluted net income (loss) per share	—	0.01	0.09
_______
(1) The impact of all changes in estimates and assumptions related to the status of certain long-term contracts since fiscal year-end 2015 are reflected in the month ended December 31, 2015.
A detailed description of our significant accounting policies can be found in our most recent Annual Report on Form 10-K for the fiscal year ended November 30, 2015.
Arrangements with Off-Balance Sheet Risk
As of March 31, 2016, arrangements with off-balance sheet risk consisted of:

•
$44.1 million in outstanding commercial letters of credit expiring through July 2016, the majority of which may be renewed, primarily to collateralize obligations for environmental remediation and insurance coverage.

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
Additionally, we issue purchase orders and make other commitments to suppliers for equipment, materials, and supplies in the normal course of business. These purchase commitments are generally for volumes consistent with anticipated requirements to fulfill purchase orders or contracts for product deliveries received, or expected to be received, from customers and would be subject to reimbursement if the contract is terminated.
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

	Three months ended March 31,	Three months ended February 28,	One month ended December 31,
	2016	2015	2015
	(In millions)
Net Cash Used In Operating Activities	$(31.7)	$(35.6)	$(2.3)
Net Cash Used in Investing Activities	(7.7)	(4.3)	(1.2)
Net Cash (Used in) Provided by Financing Activities	(13.6)	(10.3)	0.9
Net Decrease in Cash and Cash Equivalents	$(53.0)	$(50.2)	$(2.6)
Net Cash Used In Operating Activities
The $31.7 million of cash used in operating activities in the first quarter of fiscal 2016 was primarily due to the result of cash used to fund working capital (defined as accounts receivables, inventories, other current assets, accounts payable, contract advances, real estate activities, and other current liabilities). The funding of working capital is primarily due to the following: (i) a decrease of $30.1 million in cash advances on long-term contracts; (ii) a decrease of $23.3 million in other current liabilities primarily associated with payments for employee compensation and interest; (iii) an increase of $14.4 million in inventories primarily related to AR1 R&D activities; and (iv) an increase of $12.8 million in account receivables due to the timing of the recognition of net sales partially offset by a net increase of $22.5 million in accounts payable primarily related to the timing of payments. Additionally, income from continuing operations before income taxes adjusted for non-cash items generated $44.3 million of cash partially offset by retirement benefit plan funding of $8.7 million.
The $35.6 million of cash used in operating activities in the first quarter of fiscal 2015 was primarily the result of cash used to fund working capital (defined as accounts receivables, inventories, other current assets, accounts payable, contract advances, real estate activities, and other current liabilities). The funding of working capital is primarily due to the following: (i) a decrease of $26.9 million in accounts payable and other current liabilities related to the timing of payments; (ii) an increase of $23.5 million in inventories primarily due to growth in overhead; and (iii) an increase of $19.5 million in accounts receivable due to delayed quarter billings as a result of the ERP implementation. The cash used in operating activities was partially offset by (i) loss from continuing operations before income taxes adjusted for non-cash items which generated $28.6 million and (ii) an increase of $9.6 million in cash advances on long-term contracts.
The $2.3 million of cash used in operating activities in December 2015 was primarily due to the result of cash used to fund working capital (defined as accounts receivables, inventories, other current assets, accounts payable, contract advances, real estate activities, and other current liabilities). The funding of working capital is primarily due to a decrease of $41.0 million in accounts payable related to the timing of payments partially offset by an increase of $27.2 million in cash advances on long-term contracts. Additionally, income from continuing operations before income taxes adjusted for non-cash items generated $17.1 million.
Net Cash Used In Investing Activities
During the first quarter of fiscal 2016 and 2015, we had capital expenditures of $7.7 million and $4.3 million, respectively. During December 2015, we had capital expenditures of $1.2 million.
Net Cash Used in (Provided by) Financing Activities
During the first quarter of fiscal 2016 and December 2015, we had debt repayments of $15.7 million. During the first quarter of fiscal 2015, we had debt repayments of $9.3 million.
Debt Activity and Covenants
Our debt activity since November 30, 2015 was as follows:

	November 30, 2015	Cash Payments	Non-cash Activity	March 31, 2016
	(In millions)
Term loan	$93.1	$(2.5)	$—	$90.6
7 1/8% Notes	449.4	—	0.6	450.0
4 1/16% Debentures	84.6	—	—	84.6
2 1/4% Convertible Subordinated Debentures	0.2	—	—	0.2
Delayed draw term loan	12.7	(13.0)	0.3	—
Other debt	0.4	(0.2)	—	0.2
Total Debt and Borrowing Activity	$640.4	$(15.7)	$0.9	$625.6
We are subject to certain limitations including the ability to incur additional debt, make certain investments and acquisitions, and make certain restricted payments, including stock repurchases and dividends. The Senior Credit Facility includes events of default usual and customary for facilities of this nature, the occurrence of which could lead to an acceleration of our obligations thereunder. Additionally, the Senior Credit Facility includes certain financial covenants, including that we maintain (i) a maximum total leverage ratio, calculated net of cash up to a maximum of $150.0 million, 4.25 to 1.00 through fiscal periods ending December 31, 2017, and 4.00 to 1.00 thereafter; and (ii) a minimum interest coverage ratio of 2.40 to 1.00.

Financial Covenant	Actual Ratios as of March 31, 2016	Required Ratios
Interest coverage ratio, as defined under the Senior Credit Facility	5.19 to 1.00	Not less than: 2.40 to 1.00
Leverage ratio, as defined under the Senior Credit Facility	2.10 to 1.00	Not greater than: 4.25 to 1.00
We were in compliance with our financial and non-financial covenants as of March 31, 2016.
Outlook
Short-term liquidity requirements consist primarily of recurring operating expenses, including but not limited to costs related to our capital and environmental expenditures, company-funded research and development expenditures, debt service requirements, and retirement benefit plans. We believe that our existing cash and cash equivalents and availability under our revolving credit facility will provide sufficient funds to meet our operating plan, which includes our CIP and AR1 engine development costs, for the next twelve months. The operating plan for this period provides for full operation of our businesses, and interest and principal payments on our debt. As of March 31, 2016, we had $155.9 million of available borrowings under our Senior Credit Facility. Based on our existing debt agreements, we were in compliance with our financial and non-financial covenants as of March 31, 2016. Our failure to comply with these covenants could result in an event of default that, if not cured or waived, could result in the acceleration of the Senior Credit Facility, the 7 1/8% Notes, and the 4 1/16% Debentures. In addition, our failure to pay principal and interest when due is a default under the Senior Credit Facility, and in certain cases, would cause cross defaults on the 7 1/8% Notes and 4 1/16% Debentures.
We are committed to a cash management strategy that maintains liquidity to adequately support the operation of the business, our growth strategy and to withstand unanticipated business volatility. We believe that cash generated from operations, together with our current levels of cash and investments as well as availability under our revolving credit facility, should be sufficient to maintain our ongoing operations, support working capital requirements, fund the CIP, make required cash contributions of approximately $30 million in fiscal 2016 to our tax-qualified defined benefit pension plan, and fund anticipated capital expenditures related to projected business growth. Our cash management strategy includes maintaining the flexibility to pay down debt and/or repurchase shares depending on economic and other conditions. In connection with the implementation of our cash management strategy, our management may seek to retire or purchase our outstanding debt through cash purchases and/or exchanges for equity securities, in open market purchases, privately negotiated transactions or otherwise if we believe that it is in our best interests. Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.
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
Major factors that could adversely impact our forecasted operating cash and our financial condition are described in the section “Risk Factors” in Item 1A of our Annual Report to the SEC on Form 10-K for the fiscal year ended November 30, 2015.
Forward-Looking Statements
Certain information contained in this report should be considered “forward-looking statements” as defined by Section 21E of the Private Securities Litigation Reform Act of 1995. All statements in this report other than historical information may be deemed forward-looking statements. These statements present (without limitation) the expectations, beliefs, plans and objectives of management and future financial performance and assumptions underlying, or judgments concerning, the matters discussed in the statements. The words “believe,” “estimate,” “anticipate,” “project” and “expect,” and similar expressions, are intended to identify forward-looking statements. Forward-looking statements involve certain risks, estimates, assumptions and uncertainties, including with respect to future sales and activity levels, cash flows, contract performance, the outcome of litigation and contingencies, environmental remediation and anticipated costs of capital. A variety of factors could cause actual results or outcomes to differ materially from those expected and expressed in our forward-looking statements. Important risk factors that could cause actual results or outcomes to differ from those expressed in the forward-looking statements are described in the section “Risk Factors” in Item 1A of our Annual Report to the SEC on Form 10-K for the fiscal year ended November 30, 2015 include the following:

•	future reductions or changes in U.S. government spending;

•	cancellation or material modification of one or more significant contracts;

•	negative audit findings of the Company's business by the U.S. government;

•	cost overruns on the Company's contracts that require the Company to absorb excess costs;

•	failure of the Company's subcontractors or suppliers to perform their contractual obligations;

•	failure to secure contracts;

•	failure to comply with regulations applicable to contracts with the U.S. government;

•	failure to comply with applicable laws, including laws relating to export controls and anti-corruption or bribery laws;

•	the Company's CIP may not be successful in aligning the Company's operations to current market conditions;

•	the Company's international sales are subject to applicable laws relating to export controls, the violation of which could adversely affect its operations;

•	costs and time commitment related to potential and/or actual acquisition activities may exceed expectations;

•	the Company's inability to adapt to rapid technological changes;

•	failure of the Company's information technology infrastructure including a successful cyber-attack, accident or security breach that could result in disruptions to the Company's operations;

•	product failures, schedule delays or other problems with existing or new products and systems;

•	the release, or explosion, or unplanned ignition of dangerous materials used in the Company's businesses;

•	loss of key qualified suppliers of technologies, components, and materials;

•
the funded status of the Company's defined benefit pension plan and the Company's obligation to make cash contributions in excess of the amount that the Company can recover in its current period overhead rates;

•	effects of changes in discount rates and actuarial estimates, actual returns on plan assets, and government regulations on defined benefit pension plans;

•	the possibility that environmental and other government regulations that impact the Company become more stringent or subject the Company to material liability in excess of its established reserves;

•	environmental claims related to the Company's current and former businesses and operations including the inability to protect or enforce previously executed environmental agreements;

•	reductions in the amount recoverable from environmental claims;

•	the results of significant litigation;

•	significant risk exposures and potential liabilities that are inadequately covered by indemnity or insurance;

•	inability to protect the Company's patents and proprietary rights;

•	business disruptions to the extent not covered by insurance;

•	the earnings and cash flows of the Company's subsidiaries and the inability to distribute those earnings to the Company;

•	the substantial amount of debt which places significant demands on the Company's cash resources and could limit the Company's ability to borrow additional funds or expand its operations;

•	the Company's ability to comply with the financial and other covenants contained in the Company's debt agreements;

•	risks inherent to the real estate market;

•	changes in economic and other conditions in the Sacramento, California metropolitan area real estate market or changes in interest rates affecting real estate values in that market;

•	additional costs related to past or future divestitures;

•	the loss of key employees and shortage of available skilled employees to achieve anticipated growth;

•	a strike or other work stoppage or the Company's inability to renew collective bargaining agreements on favorable terms;

•	fluctuations in sales levels causing the Company's quarterly operating results and cash flows to fluctuate;

•	restatement of previously issued consolidated financial statements may lead to additional risks and uncertainties;

•	the estimates or judgments the Company makes, or the assumptions the Company relies on, in preparing consolidated financial statements could prove to be inaccurate;

•	failure to maintain effective internal controls in accordance with the Sarbanes-Oxley Act; and

•	those risks detailed in the Company's reports filed with the SEC.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes to our disclosures related to certain market risks as reported under Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report to the SEC on Form 10-K for the fiscal year ended November 30, 2015.
Interest Rate Risk
We are exposed to market risk principally due to changes in interest rates. Debt with interest rate risk includes borrowings under our Senior Credit Facility. Other than pension assets and liabilities, we do not have any significant exposure to interest rate risk related to our investments.
As of March 31, 2016, our debt principal amounts totaled $636.3 million: $545.0 million, or 86%, was at an average fixed rate of 6.65%; and $91.3 million, or 14%, was at a variable rate of 2.64%.
The estimated fair value and principal amount of our outstanding debt is presented below:

	Fair Value			Principal Amount
	March 31, 2016	December 31, 2015	November 30, 2015	March 31, 2016	December 31, 2015	November 30, 2015
	(In millions)
Term loan	$91.3	$92.5	$93.8	$91.3	$92.5	$93.8
7 1/8% Notes	479.6	479.6	480.1	460.0	460.0	460.0
4 1/16% Debentures	153.6	149.5	164.0	84.6	84.6	84.6
Delayed draw term loan	—	13.0	13.0	—	13.0	13.0
Other debt	0.5	0.6	0.6	0.4	0.5	0.6
	$725.0	$735.2	$751.5	$636.3	$650.6	$652.0
The fair values of the 7 1/8% Notes and 4 1/16% Debentures were determined using broker quotes that are based on open markets of our debt securities as of March 31, 2016, December 31, 2015, and November 30, 2015. The fair value of the term loans and other debt was determined to approximate carrying value.
Item 4. Controls and Procedures
Evaluation of disclosure controls and procedures
Management has conducted an evaluation (with the participation of our Chief Executive Officer and Chief Financial Officer), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of March 31, 2016. The Company previously reported material weaknesses in internal control over financial reporting related to the following matters: (i) the Company did not adequately design controls related to purchase accounting considerations for long-

term customer contracts acquired as part of a business combination and (ii) the Company did not maintain effective controls over the integration of the Company’s accounting policies, practices and controls applicable to the acquired Rocketdyne Business, including those over the segmentation criteria applicable to long-term contracts. As a result of these material weaknesses in the Company’s internal control over financial reporting, which were not remediated as of March 31, 2016, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2016.
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
Remediation of Material Weaknesses
Management is in the process of improving and strengthening the internal controls related to the above matters, including: (i) ensure the percent complete on all acquired long-term customer contracts is reset to zero upon acquisition; (ii) verify that all acquired long-term customer contracts are appropriately evaluated for necessary fair value adjustments during the measurement period following the close of the transaction; and (iii) assess acquiree accounting policies and evaluate the impact of those policies on the fair value of acquired long-term customer contracts upon acquisition. Notwithstanding the above, the identified material weaknesses in our internal control over financial reporting will not be considered remediated until the new controls are fully implemented, in operation for a sufficient period of time, tested and concluded by management to be designed and operating effectively.
Changes in internal control over financial reporting
Other than the changes associated with addressing the material weaknesses discussed above, there were no material changes in internal controls over financial reporting that occurred during the most recent fiscal quarter that have materially, or are reasonably likely to materially affect, the effectiveness of our internal controls over financial reporting.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
Except as disclosed in Note 7 of the Notes to Unaudited Condensed Consolidated Financial Statements, which is incorporated herein by reference, there have been no significant developments in the pending legal proceedings as previously reported in Part 1, Item 3, Legal Proceedings in our Annual Report on Form 10-K for the fiscal year ended November 30, 2015.

Asbestos Cases. The following table sets forth information related to our historical product liability costs associated with our asbestos litigation cases since November 30, 2015:

Claims filed as of November 30, 2015	83
Claims filed	4
Claims dismissed	16
Claims settled	3
Claims pending as of March 31, 2016	68
Aggregate settlement costs (1)	—
Average settlement costs (1)	—
_______
(1) Less than $0.1 million.
Item 1A. Risk Factors
There have been no material changes from our risk factors as previously reported in our Annual Report to the SEC on Form 10-K for the fiscal year ended November 30, 2015.
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

101*
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) Unaudited Condensed Consolidated Statements of Operations, (ii) Unaudited Condensed Consolidated Statements of Comprehensive Income, (iii) Unaudited Condensed Consolidated Balance Sheets, (iv) Unaudited Condensed Consolidated Statement of Stockholders’ Deficit, (v) Unaudited Condensed Consolidated Statements of Cash Flows, and (vi) Unaudited Notes to Unaudited Condensed Consolidated Financial Statements.

* Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Aerojet Rocketdyne Holdings, Inc.

Date:	May 10, 2016	By:	/s/ Eileen P. Drake
Eileen P. Drake President and Chief Executive Officer (Principal Executive Officer)

Date:	May 10, 2016	By:	/s/ Kathleen E. Redd
Kathleen E. Redd Vice President, Chief Financial Officer and Assistant Secretary (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

No.	Description

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a — 14 (a) of the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a — 14 (a) of the Securities Exchange Act of 1934, as amended.
32.1*
Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a — 14(b) of the Securities and Exchange Act of 1934, as amended, and 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) Unaudited Condensed Consolidated Statements of Operations, (ii) Unaudited Condensed Consolidated Statements of Comprehensive Income, (iii) Unaudited Condensed Consolidated Balance Sheets, (iv) Unaudited Condensed Consolidated Statement of Stockholders’ Deficit, (v) Unaudited Condensed Consolidated Statements of Cash Flows, and (vi) Unaudited Notes to Unaudited Condensed Consolidated Financial Statements.

_______
* Filed herewith.