Form 10-Q
period 2016-06-30
AEROJET ROCKETDYNE HOLDINGS, INC.
filed 2016-08-09
CIK 40888

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-Q
 (Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended: June 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 29, 2016, there were 69.6 million outstanding shares of our Common Stock, including redeemable common stock and unvested common shares, $0.10 par value.

Aerojet Rocketdyne Holdings, Inc.
Quarterly Report on Form 10-Q
For the Quarterly Period Ended June 30, 2016

Part I — FINANCIAL INFORMATION
Item 1. Financial Statements
Aerojet Rocketdyne Holdings, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended June 30,	Three months ended May 31,	Six months ended June 30,	Six months ended May 31,
	2016	2015	2016	2015
		As Restated		As Restated
	(In millions, except per share amounts)
Net sales	$408.4	$457.8	$765.3	$780.8
Operating costs and expenses:
Cost of sales (exclusive of items shown separately below)	356.5	372.7	666.2	658.1
AR1 research and development (see Note 1)	—	2.2	—	2.2
Selling, general and administrative	13.6	13.6	25.2	29.2
Depreciation and amortization	15.4	16.1	30.5	32.4
Other expense, net:
Loss on debt	0.1	0.5	0.4	0.7
Other	1.0	2.3	1.6	3.8
Total operating costs and expenses	386.6	407.4	723.9	726.4
Operating income	21.8	50.4	41.4	54.4
Non-operating (income) expense:
Interest income	(0.1)	—	(0.3)	(0.1)
Interest expense	10.4	13.2	21.5	26.6
Total non-operating expense, net	10.3	13.2	21.2	26.5
Income from continuing operations before income taxes	11.5	37.2	20.2	27.9
Income tax provision	5.6	19.9	9.1	14.1
Income from continuing operations	5.9	17.3	11.1	13.8
(Loss) income from discontinued operations, net of income taxes	—	—	(0.1)	0.2
Net income	$5.9	$17.3	$11.0	$14.0
Income Per Share of Common Stock
Basic
Income from continuing operations	$0.09	$0.28	$0.17	$0.23
(Loss) income from discontinued operations, net of income taxes	—	—	—	—
Net income	$0.09	$0.28	$0.17	$0.23
Diluted
Income from continuing operations	$0.09	$0.25	$0.17	$0.22
(Loss) income from discontinued operations, net of income taxes	—	—	—	—
Net income	$0.09	$0.25	$0.17	$0.22
Weighted average shares of common stock outstanding, basic	63.1	61.2	63.1	59.9
Weighted average shares of common stock outstanding, diluted	63.2	72.3	63.2	72.2
See Notes to Unaudited Condensed Consolidated Financial Statements.

Aerojet Rocketdyne Holdings, Inc.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three months ended June 30,	Three months ended May 31,	Six months ended June 30,	Six months ended May 31,
	2016	2015	2016	2015
		As Restated		As Restated
	(In millions)
Net income	$5.9	$17.3	$11.0	$14.0
Other comprehensive income:
Amortization of actuarial losses and prior service credits, net of income taxes	9.0	12.3	18.1	24.4
Comprehensive income	$14.9	$29.6	$29.1	$38.4
See Notes to Unaudited Condensed Consolidated Financial Statements.

Aerojet Rocketdyne Holdings, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

	June 30, 2016	December 31, 2015	November 30, 2015
	(In millions, except per share and share amounts)
ASSETS
Current Assets
Cash and cash equivalents	$183.7	$208.5	$211.1
Accounts receivable	176.8	169.5	171.5
Inventories	164.9	156.2	157.5
Recoverable from the U.S. government and other third parties for environmental remediation costs	27.3	24.0	24.0
Receivable from Northrop Grumman Corporation (“Northrop”)	6.0	6.0	6.0
Other current assets, net	91.9	69.2	64.4
Deferred income taxes	26.8	36.5	28.1
Total Current Assets	677.4	669.9	662.6
Noncurrent Assets
Property, plant and equipment, net	360.2	363.3	365.8
Real estate held for entitlement and leasing	88.5	86.2	86.2
Recoverable from the U.S. government and other third parties for environmental remediation costs	195.0	207.2	210.4
Receivable from Northrop	62.3	63.2	62.7
Deferred income taxes	269.3	288.3	286.7
Goodwill	158.1	158.1	158.1
Intangible assets	101.0	107.7	108.8
Other noncurrent assets, net	88.3	81.6	82.0
Total Noncurrent Assets	1,322.7	1,355.6	1,360.7
Total Assets	$2,000.1	$2,025.5	$2,023.3
LIABILITIES, REDEEMABLE COMMON STOCK, AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Short-term borrowings and current portion of long-term debt, net of deferred financing costs	$59.0	$5.3	$5.3
Accounts payable	88.6	64.2	105.2
Reserves for environmental remediation costs	37.7	32.6	32.6
Postretirement medical and life insurance benefits	6.0	6.0	6.0
Advance payments on contracts	193.9	230.9	203.7
Other current liabilities	191.6	203.1	201.3
Total Current Liabilities	576.8	542.1	554.1
Noncurrent Liabilities
Senior debt, net of deferred financing costs	100.0	86.8	88.1
Second-priority senior notes, net of deferred financing costs	391.6	449.4	449.4
Convertible subordinated notes	84.8	84.8	84.8
Other debt, net of deferred financing costs	—	12.7	12.8
Reserves for environmental remediation costs	254.0	269.7	273.5
Pension benefits	569.2	580.6	566.2
Postretirement medical and life insurance benefits	43.7	44.8	45.5
Other noncurrent liabilities	88.0	95.2	94.4
Total Noncurrent Liabilities	1,531.3	1,624.0	1,614.7
Total Liabilities	2,108.1	2,166.1	2,168.8
Commitments and contingencies (Note 7)
Redeemable common stock, par value of $0.10; 0.1 million shares issued and outstanding as of June 30, 2016, December 31, 2015, and November 30, 2015	0.9	1.6	0.9
Stockholders’ Deficit
Preference stock, par value of $1.00; 15.0 million shares authorized; none issued or outstanding	—	—	—
Common stock, par value of $0.10; 150.0 million shares authorized; 63.2 million shares issued and outstanding as of June 30, 2016; 62.9 million shares issued and outstanding as of December 31, 2015 and November 30, 2015	6.5	6.5	6.5
Other capital	346.8	342.6	340.1
Treasury stock at cost, 3.5 million shares as of June 30, 2016, December 31, 2015 and November 30, 2015	(64.5)	(64.5)	(64.5)
Accumulated deficit	(68.8)	(79.8)	(86.8)
Accumulated other comprehensive loss, net of income taxes	(328.9)	(347.0)	(341.7)
Total Stockholders’ Deficit	(108.9)	(142.2)	(146.4)
Total Liabilities, Redeemable Common Stock and Stockholders’ Deficit	$2,000.1	$2,025.5	$2,023.3
See Notes to Unaudited Condensed Consolidated Financial Statements.

Aerojet Rocketdyne Holdings, Inc.
Condensed Consolidated Statement of Stockholders’ Deficit
(Unaudited)

	Common Stock					Accumulated Other	Total
			Other Capital	Treasury Stock	Accumulated Deficit	Comprehensive Loss	Stockholders' Deficit
	Shares	Amount
	(In millions)
November 30, 2015	62.9	$6.5	$340.1	$(64.5)	$(86.8)	$(341.7)	$(146.4)
Net income	—	—	—	—	7.0	—	7.0
Actuarial losses, net of income taxes	—	—	—	—	—	(8.6)	(8.6)
Amortization of actuarial losses and prior service credits, net of income taxes	—	—	—	—	—	3.3	3.3
Reclassification from redeemable common stock	—	—	(0.7)	—	—	—	(0.7)
Tax benefit from shares issued under equity plans	—	—	2.4	—	—	—	2.4
Repurchase of shares to satisfy tax withholding obligations	—	—	(0.2)	—	—	—	(0.2)
Stock-based compensation and other, net	—	—	1.0	—	—	—	1.0
December 31, 2015	62.9	6.5	342.6	(64.5)	(79.8)	(347.0)	(142.2)
Net income	—	—	—	—	11.0	—	11.0
Amortization of actuarial losses and prior service credits, net of income taxes	—	—	—	—	—	18.1	18.1
Reclassification from redeemable common stock	—	—	0.7	—	—	—	0.7
Tax benefit from shares issued under equity plans	—	—	0.3	—	—	—	0.3
Repurchase of shares for option cost and to satisfy tax withholding obligations	—	—	(2.2)	—	—	—	(2.2)
Stock-based compensation and other, net	0.3	—	5.4	—	—	—	5.4
June 30, 2016	63.2	$6.5	$346.8	$(64.5)	$(68.8)	$(328.9)	$(108.9)
See Notes to Unaudited Condensed Consolidated Financial Statements.

Aerojet Rocketdyne Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six months ended June 30,	Six months ended May 31,
	2016	2015
		As Restated
	(In millions)
Operating Activities
Net income	$11.0	$14.0
Adjustments to reconcile net income to net cash provided by operating activities:
Loss (income) from discontinued operations, net of income taxes	0.1	(0.2)
Depreciation and amortization	30.5	32.4
Amortization of financing costs	1.3	1.4
Stock-based compensation	5.4	8.3
Retirement benefit expense	34.4	33.8
Loss on debt	0.4	0.7
Loss on disposal of long-lived assets	0.7	0.2
Tax benefit on stock-based awards	(0.3)	(1.5)
Changes in assets and liabilities:
Accounts receivable	(7.3)	(5.1)
Inventories	(8.7)	(12.1)
Other current assets, net	(22.3)	(8.4)
Real estate held for entitlement and leasing	(2.5)	(4.0)
Receivable from Northrop	0.9	(0.9)
Recoverable from the U.S. government and other third parties for environmental remediation costs	8.9	6.1
Other noncurrent assets	(2.3)	(8.7)
Accounts payable	23.2	(15.9)
Pension and postretirement medical and life benefits	(16.9)	(2.6)
Advance payments on contracts	(37.0)	(0.1)
Other current liabilities	(13.8)	(22.0)
Deferred income taxes	17.1	(0.6)
Reserves for environmental remediation costs	(10.6)	(4.5)
Other noncurrent liabilities	(8.4)	18.1
Net Cash Provided by Operating Activities	3.8	28.4
Investing Activities
Capital expenditures	(19.5)	(9.4)
Net Cash Used in Investing Activities	(19.5)	(9.4)
Financing Activities
Proceeds from issuance of debt	100.0	—
Debt issuance costs	(3.7)	—
Debt repayments	(105.7)	(28.5)
Repurchase of shares to satisfy employee tax withholding obligations	(1.5)	(4.4)
Proceeds from shares issued under stock plans	1.5	—
Tax benefit on stock-based awards	0.3	1.5
Net Cash Used in Financing Activities	(9.1)	(31.4)
Net Decrease in Cash and Cash Equivalents	(24.8)	(12.4)
Cash and Cash Equivalents at Beginning of Period	208.5	265.9
Cash and Cash Equivalents at End of Period	$183.7	$253.5
Supplemental disclosures of cash flow information
Cash paid for interest	$20.7	$25.9
Cash paid for income taxes	27.5	10.2
Conversion of debt to common stock	—	35.8
See Notes to Unaudited Condensed Consolidated Financial Statements.

Aerojet Rocketdyne Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
Note 1. Basis of Presentation and Nature of Operations
Aerojet Rocketdyne Holdings, Inc. (“Aerojet Rocketdyne Holdings” or the “Company”) has prepared the accompanying unaudited condensed consolidated financial statements, including its accounts and the accounts of its wholly-owned subsidiaries, in accordance with the instructions to Form 10-Q. The year-end, November 30, 2015, condensed consolidated balance sheet was derived from audited financial statements but does not include all of the disclosures required by accounting principles generally accepted in the United States of America (“GAAP”). These interim financial statements should be read in conjunction with the financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2015 and the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2016, as filed with the Securities and Exchange Commission (“SEC”). All financial information related to the December 31, 2015 condensed consolidated balance sheet is unaudited. Certain reclassifications have been made to financial information for the prior year to conform to the current year’s presentation.
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
In June 2013, the Company acquired the Pratt & Whitney Rocketdyne division (the “Rocketdyne Business”) from United Technologies Corporation (“UTC”).
The Company restated its financial information for the second quarter and first half of fiscal 2015. See Note 13 for additional information.
Out of Period Adjustment
During the second quarter of fiscal 2016, the Company recorded out of period adjustments to the income tax provision. The out of period adjustments relate to (i) the tax treatment that was consistently applied by the Company for each of the reporting periods beginning in the third quarter of fiscal 2011 and continuing through the first quarter of fiscal 2016 related to certain environmental remediation expenses and (ii) improper utilization of environmental reserve balances in the fiscal 2015 tax provision.  The out of period adjustments resulted in decreasing net income in the second quarter of fiscal 2016 by $0.6 million. The Company has evaluated the effects of these errors, both qualitatively and quantitatively, and does not believe these corrections were material to any current or prior interim or annual periods that were affected.

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
Financial information for the three and six months ended June 30, 2015 has not been included in this Form 10-Q for the following reasons: (i) the three and six months ended May 31, 2015 provide a meaningful comparison for the three and six months ended June 30, 2016; (ii) there are no significant factors, seasonal or other, that would impact the comparability of information if the results for the three and six months ended June 30, 2015 were presented in lieu of results for the three and six months ended May 31, 2015; and (iii) it was not practicable or cost justified to prepare this information.
AR1 Research and Development
Company-sponsored research and development ("R&D") expenses (reported as a component of cost of sales) are generally reimbursed via allocation of such expenses among all contracts and programs in progress under U.S. government contractual arrangements. The Company's newest large liquid booster engine development project, the AR1, recorded $35.4 million of such reimbursable costs from inception through June 30, 2016. During the third quarter of fiscal 2015, the Company began separately reporting the portion of the engine development expenses associated with the AR1 project which were currently not reimbursed via allocation across all contracts and programs in progress under U.S. governmental contractual arrangements.
In February 2016, the U.S. Air Force selected Aerojet Rocketdyne and United Launch Alliance ("ULA") to share in a public-private partnership to develop jointly the AR1 engine. The total agreement is valued at $804 million with the U.S. Air Force investing two-thirds of the funding required to complete development of the AR1 engine by 2019. The work is expected to be completed no later than December 31, 2019. The U.S. Air Force has obligated $115.3 million with Aerojet Rocketdyne and ULA contributing $57.7 million. The total potential U.S. government investment, including all options, is $536 million. The total potential investment by Aerojet Rocketdyne and its partners, including all options, is $268 million. Under the terms of the AR1 agreement, the U.S. Air Force contributions are recognized proportionately as an offset to R&D expenses. In the event the Company records a receivable for a milestone prior to expending the prospective proportional share to be contributed by the Company, the amount is recorded as an accrued liability until earned. Through June 30, 2016, the Company has recorded receivables in the aggregate from the U.S. Air Force and ULA of $37.8 million (of which $37.7 million has been collected) related to AR1 engine development which was recorded as a reduction of the AR1 R&D costs.
From inception through June 30, 2016, AR1 costs not charged to U.S. governmental contractual arrangements and therefore not reimbursed amounted to $32.1 million, bringing the inception to date AR1 R&D costs incurred through June 30, 2016 to $105.3 million. The AR1 inception to date project costs are summarized as follows (in millions):

AR1 R&D costs incurred	$105.3
Less amounts funded by the U.S. Air Force	(33.9)
Less amounts funded by ULA	(3.9)
AR1 R&D costs net of reimbursements	67.5
AR1 R&D costs expensed and not applied to contracts	(32.1)
Net AR1 R&D costs applied to contracts	$35.4
Revenue Recognition
In the Company’s Aerospace and Defense segment, recognition of profit on long-term contracts requires the use of assumptions and estimates related to the contract value or total contract revenue, the total cost at completion and the measurement of progress towards completion. Due to the nature of the programs, developing the estimated total cost at completion requires the use of significant judgment. Estimates are continually evaluated as work progresses and are revised as necessary. Factors that must be considered in estimating the work to be completed include, but not limited to: labor productivity, the nature and technical complexity of the work to be performed, availability and cost volatility of materials, subcontractor and vendor performance, warranty costs, volume assumptions, anticipated labor agreements and inflationary trends, schedule and performance delays, availability of funding from the customer, and the recoverability of costs incurred outside the original contract included in any estimates to complete. The Company reviews contract performance and cost estimates for some contracts at least monthly and for others at least quarterly and more frequently when circumstances significantly change. When a change in estimate is determined to have an impact on contract profit, the Company will record a positive or negative adjustment to the statement of operations. Changes in estimates and assumptions related to the status of certain long-term contracts may have a material effect on the Company’s operating results. The following table summarizes the impact from 96% of the Company’s Aerospace and Defense segment net sales over the first half of fiscal 2016 and 2015 accounted for under the percentage-of-completion method of accounting:

	Three months ended June 30,	Three months ended May 31,	Six months ended June 30,	Six months ended May 31,
	2016	2015	2016	2015
		As Restated		As Restated
	(In millions, except per share amounts)
(Unfavorable) favorable effect of the changes in contract estimates on income from continuing operations before income taxes	$(3.6)	$8.4	$(3.6)	$9.7
(Unfavorable) favorable effect of the changes in contract estimates on net income	(2.1)	5.0	(2.1)	5.8
(Unfavorable) favorable effect of the changes in contract estimates on basic net income per share	(0.03)	0.08	(0.03)	0.09
(Unfavorable) favorable effect of the changes in contract estimates on diluted net income per share	(0.03)	0.07	(0.03)	0.08
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
Recently Issued Accounting Pronouncements
In May 2014, the FASB amended the existing accounting standards for revenue recognition. The amendments are based on the principle that revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The FASB deferred the effective date for this guidance by one year. The revised effective date is for annual reporting periods beginning after December 15, 2017. Earlier application of this guidance is permitted but not before the original date of December 15, 2016. The amendments may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of initial application. The Company is currently evaluating the impact of these amendments and the transition alternatives on its consolidated financial statements.
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
Note 2. Income Per Share of Common Stock
A reconciliation of the numerator and denominator used to calculate basic and diluted income per share of common stock ("EPS") is presented in the following table:

	Three months ended June 30,	Three months ended May 31,	Six months ended June 30,	Six months ended May 31,
	2016	2015	2016	2015
		As Restated		As Restated
	(In millions, except per share amounts)
Numerator:
Income from continuing operations	$5.9	$17.3	$11.1	$13.8
(Loss) income from discontinued operations, net of income taxes	—	—	(0.1)	0.2
Net income	5.9	17.3	11.0	14.0
Income allocated to participating securities	(0.1)	(0.5)	(0.2)	(0.4)
Net income for basic earnings per share	5.8	16.8	10.8	13.6
Interest on convertible subordinated debentures	—	1.0	—	2.2
Net income for diluted earnings per share	$5.8	$17.8	$10.8	$15.8
Denominator:
Basic weighted average shares	63.1	61.2	63.1	59.9
Effect of:
4 1/16% Convertible Subordinated Debentures (“4 1/16% Debentures”)	—	10.9	—	12.0
Employee stock options and stock purchase plan	0.1	0.2	0.1	0.3
Diluted weighted average shares	63.2	72.3	63.2	72.2
Basic
Income from continuing operations	$0.09	$0.28	$0.17	$0.23
(Loss) income from discontinued operations, net of income taxes	—	—	—	—
Net income	$0.09	$0.28	$0.17	$0.23
Diluted
Income from continuing operations	$0.09	$0.25	$0.17	$0.22
(Loss) income from discontinued operations, net of income taxes	—	—	—	—
Net income	$0.09	$0.25	$0.17	$0.22

The 4 1/16% Debentures, convertible into 9.4 million of shares of common stock, were excluded from the computation of EPS for the three and six months ended June 30, 2016 because their effect would have been anti-dilutive.

Note 3. Stock-Based Compensation
Total stock-based compensation expense by type of award was as follows:

	Three months ended June 30,	Three months ended May 31,	Six months ended June 30,	Six months ended May 31,
	2016	2015	2016	2015
		As Restated		As Restated
	(In millions)
Stock appreciation rights	$1.5	$1.3	$1.9	$3.8
Stock options	0.1	0.2	0.3	0.3
Restricted shares, service based	0.8	1.9	1.6	3.6
Restricted shares, performance based	0.6	(0.4)	1.4	0.6
Employee Stock Purchase Plan	0.1	—	0.2	—
Total stock-based compensation expense	$3.1	$3.0	$5.4	$8.3
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

		Fair value measurement at June 30, 2016
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In millions)
Money market funds	$163.7	$163.7	$—	$—
		Fair value measurement at December 31, 2015
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In millions)
Money market funds	$141.8	$141.8	$—	$—
		Fair value measurement at November 30, 2015
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In millions)
Money market funds	$187.2	$187.2	$—	$—
As of June 30, 2016, a summary of cash and cash equivalents and the grantor trust by investment type is as follows:

	Total	Cash and Cash Equivalents	Money Market Funds
	(In millions)
Cash and cash equivalents	$183.7	$28.7	$155.0
Grantor trust (included as a component of other current and noncurrent assets)	8.7	—	8.7
	$192.4	$28.7	$163.7

The carrying amounts of certain of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, accrued compensation, and other accrued liabilities, approximate fair value because of their short maturities.
The estimated fair value and principal amount for the Company’s outstanding debt is presented below:

	Fair Value			Principal Amount
	June 30, 2016	December 31, 2015	November 30, 2015	June 30, 2016	December 31, 2015	November 30, 2015
	(In millions)
Term loan	$—	$92.5	$93.8	$—	$92.5	$93.8
Revolver	100.0	—	—	100.0	—	—
7.125% Second-Priority Senior Secured Notes (“7 1/8% Notes”) (see Note 14)	485.3	479.6	480.1	460.0	460.0	460.0
4 1/16% Debentures (see Note 14)	172.3	149.5	164.0	84.6	84.6	84.6
Delayed draw term loan	—	13.0	13.0	—	13.0	13.0
Other debt	0.4	0.6	0.6	0.4	0.5	0.6
	$758.0	$735.2	$751.5	$645.0	$650.6	$652.0
The fair values of the 7 1/8% Notes and 4 1/16% Debentures were determined using broker quotes that are based on open markets for the Company’s debt securities as of June 30, 2016, December 31, 2015, and November 30, 2015 (both Level 2 securities). The fair value of the revolver, term loan, and other debt was determined to approximate carrying value.
b. Accounts Receivable

	June 30, 2016	December 31, 2015	November 30, 2015
	(In millions)
Billed	$117.9	$114.1	$90.4
Unbilled	58.2	54.8	80.6
Total receivables under long-term contracts	176.1	168.9	171.0
Other receivables	0.7	0.6	0.5
Accounts receivable	$176.8	$169.5	$171.5
As of June 30, 2016, December 31, 2015, and November 30, 2015, unbilled receivables are net of $41.3 million, $36.8 million, and $33.7 million, respectively, of reserves for overhead disallowances or billing decrements that primarily represent estimates of potential overhead costs which may not be successfully negotiated for allowability and collected after one year.
c. Inventories

	June 30, 2016	December 31, 2015	November 30, 2015
	(In millions)
Long-term contracts at average cost	$634.6	$543.5	$505.8
Progress payments	(471.4)	(388.5)	(349.6)
Total long-term contract inventories	163.2	155.0	156.2
Total other inventories	1.7	1.2	1.3
Inventories	$164.9	$156.2	$157.5

d. Other Current Assets, net

	June 30, 2016	December 31, 2015	November 30, 2015
	(In millions)
Recoverable from the U.S. government for Rocketdyne Business integration costs (see Note 4(f))	$11.9	$11.9	$11.9
Prepaid expenses	10.3	11.9	10.7
Recoverable from the U.S. government for Competitive Improvement Program severance obligations (see Note 9)	10.9	9.1	9.5
Receivables, net	6.7	10.6	7.2
Income taxes receivable	25.6	1.6	2.9
Indemnification receivable from UTC	20.0	15.7	15.7
Other	6.5	8.4	6.5
Other current assets, net	$91.9	$69.2	$64.4
e. Property, Plant and Equipment, net

	June 30, 2016	December 31, 2015	November 30, 2015
	(In millions)
Land	$71.4	$71.4	$71.3
Buildings and improvements	292.3	290.1	287.6
Machinery and equipment	517.4	510.6	509.8
Construction-in-progress	41.3	32.5	34.9
	922.4	904.6	903.6
Less: accumulated depreciation	(562.2)	(541.3)	(537.8)
Property, plant and equipment, net	$360.2	$363.3	$365.8
f. Other Noncurrent Assets, net

	June 30, 2016	December 31, 2015	November 30, 2015
	(In millions)
Recoverable from the U.S. government for Rocketdyne Business integration costs	$16.2	$21.2	$22.4
Deferred financing costs	6.1	2.1	2.3
Recoverable from the U.S. government for Competitive Improvement Program severance obligations (see Note 9)	0.9	3.2	2.8
Recoverable from the U.S. government for conditional asset retirement obligations	19.3	17.8	17.5
Grantor trusts	11.1	10.3	10.7
Income taxes receivable	7.9	7.9	7.9
Notes receivable, net	9.0	9.0	9.0
Other	17.8	10.1	9.4
Other noncurrent assets, net	$88.3	$81.6	$82.0
The current and noncurrent Rocketdyne Business integration costs capitalized as of June 30, 2016, December 31, 2015, and November 30, 2015 collectively totaled $28.1 million, $33.1 million, and $34.3 million, respectively. These integration costs are reimbursable by the U.S. government upon its audit and approval that the Company's planned integration savings will exceed its restructuring costs by a factor of at least two to one. In December 2014, the Company was informed that the Defense Contract Audit Agency had completed its audit of the Company’s restructuring proposal and found that the Company had achieved the required minimum two to one savings to restructuring cost ratio.  Actual recovery of the previously deferred integration costs will take place after the determination from the Under Secretary of Defense that the audited restructuring savings exceed the costs by a factor of two to one and final execution of an Advance Agreement with the Defense Contract Management Agency.  The Company believes these final two actions will be completed in fiscal 2016. The Company reviews on a quarterly basis the probability of recovery of these costs.

g. Other Current Liabilities

	June 30, 2016	December 31, 2015	November 30, 2015
	(In millions)
Accrued compensation and employee benefits	$83.2	$90.4	$90.6
Income taxes	20.7	20.3	15.5
Competitive improvement program obligations (see Note 9)	11.4	9.4	10.7
Payable to UTC primarily for Transition Service Agreements	1.4	1.9	1.9
Interest payable	12.4	12.9	11.7
Contract loss provisions	8.4	9.1	9.3
Other	54.1	59.1	61.6
Other current liabilities	$191.6	$203.1	$201.3
h. Other Noncurrent Liabilities

	June 30, 2016	December 31, 2015	November 30, 2015
	(In millions)
Conditional asset retirement obligations	$30.3	$29.5	$29.3
Pension benefits, non-qualified	17.4	17.6	17.9
Deferred compensation	13.2	11.5	11.9
Deferred revenue	13.5	13.8	13.9
Competitive improvement program obligations (see Note 9)	1.3	3.2	3.1
Other	12.3	19.6	18.3
Other noncurrent liabilities	$88.0	$95.2	$94.4
i. Accumulated Other Comprehensive Loss, Net of Income Taxes
Changes in accumulated other comprehensive loss by components related to the Company’s retirement benefit plans are as follows:

	Actuarial Losses, Net	Prior Service Credits, Net	Total
	(In millions)
November 30, 2015	$(342.6)	$0.9	$(341.7)
Actuarial losses, net of $4.6 million of income taxes	(8.6)	—	(8.6)
Amortization of actuarial losses and prior service credits, net of $1.7 million of income taxes	3.4	(0.1)	3.3
December 31, 2015	(347.8)	0.8	(347.0)
Amortization of actuarial losses and prior service credits, net of $11.6 million of income taxes	18.4	(0.3)	18.1
June 30, 2016	$(329.4)	$0.5	$(328.9)
j. Redeemable Common Stock
The Company inadvertently failed to register with the SEC the issuance of certain of its common shares in its defined contribution 401(k) employee benefit plan (the “Plan”). As a result, certain Plan participants who purchased such securities pursuant to the Plan may have the right to rescind certain of their purchases for consideration equal to the purchase price paid for the securities (or if such security has been sold, to receive consideration with respect to any loss incurred on such sale) plus interest from the date of purchase. As of June 30, 2016, December 31, 2015, and November 30, 2015, the Company has classified 0.1 million shares as redeemable common stock because the redemption features are not within the control of the Company. The Company may also be subject to civil and other penalties by regulatory authorities as a result of the failure to register these shares. These shares have always been treated as outstanding for financial reporting purposes. In June 2008, the Company filed a registration statement on Form S-8 to register future transactions in the Company's stock fund in the Plan. During the first half of fiscal 2016 and fiscal 2015, the Company recorded $0.2 million and $0.7 million, respectively, for realized gains net of interest associated with this matter.

k. Treasury Stock
During fiscal 2014, the Company repurchased 3.5 million of its common shares at a cost of $64.5 million. The Company reflects stock repurchases in its financial statements on a “settlement” basis.
Note 5. Income Taxes
The income tax provision was as follows:

	Six months ended June 30,	Six months ended May 31,
	2016	2015
		As Restated
	(In millions)
Income tax provision	$9.1	$14.1
In the first half of fiscal 2016, the income tax provision recorded differs from the expected tax that would be calculated by applying the federal statutory rate to the Company's income before income taxes primarily due to the impacts from state income taxes and certain expenditures which are permanently not deductible for tax purposes.
In the first half of fiscal 2015, the income tax provision recorded differs from the expected tax that would be calculated by applying the federal statutory rate to the Company's income before income taxes primarily due to the re-enactment of the federal research and development credit in December 2014 for calendar year 2014 which has been treated as a discrete event for the first half of fiscal 2015, as well as the impacts from state income taxes and certain expenditures which are permanently not deductible for tax purposes.
A valuation allowance is required when it is more-likely-than-not that all or a portion of deferred tax assets may not be realized. Assessing the need for, or sufficiency of, a valuation allowance requires management to evaluate, on a quarterly basis, all available evidence, both positive and negative, including the recent trend of losses from continuing operations before income taxes. The Company will continue to evaluate whether future results are less than projected and if a valuation allowance may be required to reduce deferred tax assets, which could have a material impact on the Company’s results of operations. As of June 30, 2016, the Company continued to believe that the weight of the positive evidence outweighed the negative evidence regarding the realization of the net deferred tax assets.
As of June 30, 2016, the total balance associated with uncertain income tax positions was a net asset of $5.3 million, as a result of the out of period adjustments further explained in Note 1. Accrued interest and penalties related to uncertain income tax positions was $0.9 million at June 30, 2016. Due to the high degree of uncertainty regarding the timing of potential future cash flows associated with the respective assets and liabilities, the Company is unable to make a reasonably reliable estimate of the amount and period in which these assets and liabilities might be received or paid.

Note 6. Long-term Debt

	June 30, 2016	December 31, 2015	November 30, 2015
	(In millions)
Term loan (See Note 14)	$—	$92.5	$93.8
Revolver, bearing interest at variable rates (rate of 2.66% as of June 30, 2016), maturing in June 2021	100.0	—	—
Unamortized deferred financing costs	—	(0.7)	(0.7)
Total senior debt	100.0	91.8	93.1
Senior secured notes, bearing interest at 7.125% per annum, interest payments due in March and September, maturing in March 2021 (See Note 14)	460.0	460.0	460.0
Unamortized deferred financing costs	(9.6)	(10.6)	(10.6)
Total senior secured notes	450.4	449.4	449.4
Convertible subordinated debentures, bearing interest at 2.25% per annum, interest payments due in May and November, maturing in November 2024	0.2	0.2	0.2
Convertible subordinated debentures, bearing interest at 4.0625% per annum, interest payments due in June and December, maturing in December 2039 (See Note 14)	84.6	84.6	84.6
Total convertible subordinated notes	84.8	84.8	84.8
Delayed draw term loan	—	13.0	13.0
Capital lease, payable in monthly installments, maturing in March 2017	0.2	0.3	0.4
Unamortized deferred financing costs	—	(0.3)	(0.3)
Total other debt	0.2	13.0	13.1
Total debt, net of deferred financing costs	635.4	639.0	640.4
Less: Amounts due within one year	(59.0)	(5.3)	(5.3)
Total long-term debt, net of deferred financing costs	$576.4	$633.7	$635.1
Senior Credit Facility
On June 17, 2016, the Company entered into a new $750.0 million senior secured Senior Credit Facility (the "Senior Credit Facility") with the lenders named therein and Bank of America Merrill Lynch as joint lead arranger and administrative agent.  The Senior Credit Facility matures on June 17, 2021 and consists of (i) a $350.0 revolving line of credit (the "Revolver") and (ii) a $400.0 million term loan (the "Term Loan").  Under the Revolver, up to an aggregate of $100.0 million is available for the issuance of letters of credit and up to an aggregate of $10.0 million is available for swingline loans. The Senior Credit Facility amends and replaces the prior $300.0 million credit facility which was set to mature in May 2019.
On the closing date, the Company borrowed $100.0 million of loans under the Revolver and used the proceeds to repay in full the $90.0 million of outstanding term loans under the prior credit facility, fees incurred for the Senior Credit Facility, and for general corporate purposes.  As of June 30, 2016, the Company had borrowed $100.0 million under the $350.0 million Revolver and had issued $45.3 million letters of credit.  The Term Loan was undrawn as of June 30, 2016, however, in July 2016, the Company fully borrowed the $400.0 million available under the Term Loan to partially fund the full redemption of its 7 1/8% Notes (see Note 14).
Initially, the Term Loan and loans under the Revolver will bear interest at LIBOR (or, at the Company's election, at the base rate as defined in the agreement governing the Senior Credit Facility) plus an applicable margin of 225 basis points. Beginning September 30, 2016 and thereafter, these borrowings will bear interest at LIBOR (or the base rate) plus an applicable margin ranging from 175 to 250 basis points based on the Company's leverage ratio (the "Consolidated Net Leverage Ratio") at the end of the most recent fiscal quarter.  In addition to interest, the Company must also pay certain fees including (i) letter of credit fees ranging from 175 to 250 basis points per annum on the amount of issued but undrawn letters of credit and (ii) commitment fees ranging from 30 to 45 basis points per annum on the unused portion of the Revolver.
The Term Loan amortizes at a rate of 5.0% per annum of the original drawn amount starting on September 30, 2016, increasing to 7.5% per annum on September 30, 2018, and increasing to 10.0% per annum from September 30, 2020 to be paid in equal quarterly installments with any remaining amounts, along with outstanding borrowings under the Revolver, due on the maturity date.  Outstanding borrowings under the Revolver and the Term Loan may be voluntarily repaid at any time, in whole or in part, without premium or penalty.
Subject to certain restrictions, all the obligations under the Senior Credit Facility will be guaranteed by the Company and the existing and future material domestic subsidiaries, other than Easton (the "Guarantors").  As collateral security for the amount outstanding under the Senior Credit Facility and the guarantees thereof, the Company and the Guarantors (collectively, the "Loan Parties") have granted to the administrative agent for the benefit of the lenders: (i) certain equity interests of the Loan Parties; (ii) first priority liens on substantially all of the tangible and intangible personal property of the Loan Parties; and (iii) first priority liens on certain real properties located in Los Angeles, California, Culpepper, Virginia and Redmond Washington (but excluding all other owned real properties including the Sacramento Land).
The Senior Credit Facility contains covenants requiring the Company, commencing with the quarter ending June 30, 2016, to (i) maintain an interest coverage ratio (the "Consolidated Interest Coverage Ratio") of not less than 3.00 to 1.00 and (ii) maintain a Consolidated Net Leverage Ratio not to exceed (a) 4.00 to 1.00 from June 30, 2016 through September 30, 2017; (b) 3.75 to 1.00 from December 31, 2016  through September 30, 2018; and (c) 3.50 to 1.00 from December 31, 2018 thereafter, provided that the maximum leverage ratio for all periods shall be increased by 0.50 to 1.00 for two quarters after consummation of a qualified acquisition.
The Company may generally make certain investments, redeem debt subordinated to the Senior Credit Facility and make certain restricted payments (such as stock repurchases and dividends) if the Company's Consolidated Net Leverage Ratio does not exceed 3.25 to 1.00 pro forma for such transaction. The Company is otherwise subject to customary covenants including limitations on asset sales, incurrence of additional debt, and limitations on certain investments and restricted payments.

Financial Covenant	Actual Ratios as of June 30, 2016	Required Ratios
Consolidated Interest Coverage Ratio, as defined under the Senior Credit Facility	4.85 to 1.00	Not less than: 3.00 to 1.00
Consolidated Net Leverage Ratio, as defined under the Senior Credit Facility	2.42 to 1.00	Not greater than: 4.00 to 1.00
The Company was in compliance with its financial and non-financial covenants as of June 30, 2016.
7.125% Second-Priority Senior Secured Notes
As of June 30, 2016, the Company had $460.0 million outstanding principal of its 7 1/8% Notes.  This debt was fully redeemed on July 18, 2016. See Note 14.
4.0625% Convertible Subordinated Debentures
As of June 30, 2016, the Company had $84.6 million outstanding principal of its 4 1/16% Debentures, convertible into 9.4 million of shares of common stock.
Each holder may require the Company to repurchase all or part of its 4 1/16% Debentures on December 31, 2019, 2024, 2029 and 2034 at an optional repurchase price equal to (1) 100% of their principal amount, plus (2) accrued and unpaid interest, if any, up to, but excluding, the date of repurchase. The Company may elect to pay the optional repurchase price in cash, shares of the Company’s common stock, or a combination of cash and shares of the Company’s common stock, at the Company’s option, subject to certain conditions.
During fiscal 2015, $49.0 million of 4 1/16% Debentures were converted to 5.5 million shares of common stock. In July 2016, $43.0 million of 4 1/16% Debentures were converted to 4.8 million shares of common stock.
Delayed Draw Term Loan
During the first half of fiscal 2016, the Company retired the remaining principal amount of its delayed draw term loan.
Note 7. Commitments and Contingencies
a. Legal Matters
The Company and its subsidiaries are subject to legal proceedings, including litigation in U.S. federal and state courts, which arise out of, and are incidental to, the ordinary course of the Company’s on-going and historical businesses. The Company is also subject from time to time to governmental investigations by federal and state agencies. The Company cannot predict the outcome of such proceedings with any degree of certainty. Loss contingency provisions are recorded for probable losses at management’s best estimate of a loss, or when a best estimate cannot be made, a minimum loss contingency amount is recorded. These estimates are often initially developed substantially earlier than when the ultimate loss is known, and are refined each quarterly reporting period as additional information becomes available. For legal settlements where the cash payments are fixed and determinable, the Company will estimate an interest factor and discount the liability accordingly.

Asbestos Litigation
The Company has been, and continues to be, named as a defendant in lawsuits alleging personal injury or death due to exposure to asbestos in building materials, products, or in manufacturing operations. The majority of cases are pending in Texas and Illinois. There were 65 asbestos cases pending as of June 30, 2016.
Given the lack of any significant consistency (i.e., as to product, operational site, or other relevant assertions) to claims filed against the Company, the Company is unable to make a reasonable estimate of the future costs of pending claims or unasserted claims. Accordingly, no estimate of future liability has been accrued.
In 2011, Aerojet Rocketdyne received a letter demand from AMEC, plc, (“AMEC”) which alleges to be the successor entity to the 1981 purchaser of the business assets of Barnard & Burk, Inc., a former Aerojet Rocketdyne subsidiary, for Aerojet Rocketdyne to assume the defense of sixteen asbestos cases, involving 271 plaintiffs, pending in Louisiana, and reimbursement of over $1.7 million in past legal fees and expenses. AMEC is asserting that Aerojet Rocketdyne retained those liabilities when it sold the Barnard & Burk assets and agreed to indemnify the purchaser therefor. Under the relevant purchase agreement, the purchaser assumed only certain, specified liabilities relating to the operation of Barnard & Burk before the sale, with Barnard & Burk retaining all unassumed pre-closing liabilities, and Aerojet Rocketdyne agreed to indemnify the purchaser against unassumed liabilities that are asserted against it. Based on the information provided, Aerojet Rocketdyne declined to accept the liability and requested additional information from AMEC pertaining to the basis of the demand. On April 3, 2013, AMEC filed a complaint for breach of contract against Aerojet Rocketdyne in Sacramento County Superior Court, AMEC Construction Management, Inc. v. Aerojet-General Corporation, Case No. 342013001424718. AMEC contends it has incurred approximately $3.0 million in past legal fees and expenses. Aerojet Rocketdyne filed its answer to the complaint denying AMEC’s allegations as well as a cross-complaint against AMEC for breach of its obligations under the purchase agreement in addition to other claims for relief. Discovery is ongoing. Aerojet Rocketdyne’s motion for summary judgment heard on August 20, 2015 was granted, but the court also granted AMEC leave to amend its complaint. AMEC filed its amended complaint and Aerojet Rocketdyne re-filed its motion for summary judgment which was granted, in part, on March 23, 2016. The court elected to separately adjudicate the statute of limitations on each of the 52 underlying asbestos cases identified in AMEC’s amended complaint and ruled that the limitation period had expired on all but five of those cases. The alleged fees and expense at issue in those cases is less than $0.5 million. On April 29, 2016, the parties reached a settlement in principle and are negotiating the terms of a definitive settlement agreement, which is expected to be completed in the third quarter of fiscal 2016.  Upon execution of the definitive settlement, the case will be dismissed in its entirety. As of June 30, 2016, the Company has accrued $0.3 million related to this matter. None of the expenditures related to this matter are recoverable from the U.S. government.
Securities Class Action
On February 11, 2016, a complaint was filed in the United States District Court, Central District of California, by Juliann Travis, purporting to represent a class of purchasers of the Company’s securities during the period from October 15, 2013 through February 1, 2016, against the Company, Eileen Drake, Kathleen Redd and Scott Seymour, Juliann Travis, Individually and on Behalf of All Others Similarly Situated, v. Aerojet Rocketdyne Holdings, Inc., Eileen P. Drake, Kathleen E. Redd, and Scott J. Seymour, Case No. 2:16-cv-00961. The complaint arose out of the announcement of the restatement of the Company's financial statements on February 1, 2016 as discussed further in Note 13. The complaint asserted that the Company's securities traded at artificially inflated prices as a result of such misstatements and alleged various violations of and related to the Securities Exchange Act of 1934, as amended, by the defendants.
On May 20, 2016, the plaintiff filed a voluntary dismissal of the complaint without prejudice. The Company had maintained the belief that this action was without merit and intended to contest it vigorously.
Inflective, Inc. (“Inflective”) Litigation
On December 18, 2014, Inflective filed a complaint against Aerojet Rocketdyne and Kathleen E. Redd, individually, in the Superior Court of the State of California, Sacramento County, Inflective, Inc. v Aerojet Rocketdyne, Inc., Kathleen E. Redd, et al, Case No. 34-2014-00173068. Inflective asserts in the complaint causes for breach of contract, breach of implied contract, false promise, inducing breach of contract, intentional interference with contractual relations, negligent interference with prospective economic relations, and intentional interference with prospective economic relations and is seeking compensatory damages in excess of $3.0 million, punitive damages, interest and attorney’s costs. The complaint arises out of the Company’s implementation of ProjectOne, a company-wide enterprise resource planning (“ERP”) system, for which Inflective had been a consultant to the Company. The Company believes the allegations are without merit and intends to contest this matter vigorously. On February 6, 2015, Aerojet Rocketdyne and Ms. Redd filed a demurrer to the complaint seeking to have the complaint dismissed for failure to allege facts sufficient to support the causes of action therein. On June 9, 2015, the Court sustained the demurrer in part and overruled the demurrer in part, with leave to amend. On June 18, 2015, Inflective filed an amended complaint in which it reiterated all the causes of action dismissed by the Court. On June 30, 2015, Aerojet Rocketdyne and Ms. Redd filed a demurrer and motion to strike seeking to have (a) all claims and references to a purported “finder’s fee” stricken from the case and (b) the causes of action against Ms. Redd for intentional and negligent interference with prospective business relations dismissed with prejudice. On October 16, 2015, the Court sustained Aerojet Rocketdyne’s demurrer and motion to strike with respect to the “finder’s fee” claims, dismissing those claims with prejudice, but overruled Ms. Redd’s demurrer with respect to the causes of action asserted against her.  The Company believes that Inflective’s remaining claims have no merit.
On October 26, 2015, Aerojet Rocketdyne and Ms. Redd answered the amended complaint and denied all material allegations therein. At the same time, Aerojet Rocketdyne filed a Cross-Complaint against Plaintiff and its principal, Thomas Hensler, for breach of contract, intentional misrepresentation, negligent misrepresentation and negligence. Inflective and Hensler have filed a demurrer to the intentional misrepresentation, negligent misrepresentation and negligence causes of action, leaving the breach of contract cause of action unchallenged. After a hearing on Inflective and Hensler’s demurrer on February 18, 2016, the court granted the plaintiffs’ request to strike the claim for punitive damages on the negligence count, but denied the plaintiffs’ demurrer and allowed the Company’s claims for intentional misrepresentation, negligent misrepresentation, and negligence causes of action to remain along with the breach of contract claim.  Now that the issues to be tried have been set, discovery has commenced.  No trial date has been established.
Separately, Satish Rachaiah, a former consultant on ProjectOne (working for Inflective), attempted to intervene in the action and assert claims against Aerojet Rocketdyne arising out of Aerojet Rocketdyne’s alleged interference with his employment with Inflective. Mr. Rachaiah sought to assert claims against Aerojet Rocketdyne for intentional interference with contractual relations, intentional and negligent interference with prospective economic advantage, inducing breach of contract, intentional and negligent misrepresentation, and declaratory relief. Aerojet Rocketdyne opposed intervention, and the Court ultimately denied Mr. Rachaiah’s motion to intervene. After the Court denied Rachaiah’s motion to intervene, on December 30, 2015, Rachaiah filed a separate lawsuit in the Superior Court of the State of California, Sacramento County, Satish Rachaiah v. Aerojet Rocketdyne, Inc., Case No. 34-2015-00188516. The complaint was served on the Company on April 7, 2016 and an amended complaint was served on June 17, 2016. Rachaiah asserts the same claims in his separate lawsuit as he attempted to when he tried to intervene. On June 3, 2016, the court granted Rachaiah’s motion to consolidate the case with the Inflective litigation, finding that two cases involve common parties, witnesses, legal issues and facts. Aerojet Rocketdyne filed a demurrer to Rachaiah’s first amended complaint on July 22, 2016.
The Company has not recorded any liability for either of these matters as of June 30, 2016.
Socorro
On May 12, 2015, a complaint for personal injuries, loss of consortium and punitive damages was filed by James Chavez, Andrew Baca, and their respective spouses, against Aerojet Rocketdyne and the Board of Regents of New Mexico Tech in the Seventh Judicial District, County of Socorro, New Mexico, James Chavez, et al., vs. Aerojet Rocketdyne, Inc., et al., Case No. D725CV201500047. Messrs. Chavez and Baca were employees of Aerotek, a contractor to Aerojet Rocketdyne, who were injured when excess energetic materials being managed by the Energetic Materials Research and Testing Center, a research division of New Mexico Tech, ignited in an unplanned manner. The complaint alleges causes of action based on negligence and negligence per se, strict liability, and willful, reckless and wanton conduct against Aerojet Rocketdyne, and seeks unspecified compensatory and punitive damages. The Company has filed its answer and discovery has commenced. The Company has alerted its insurance carriers of this action and on September 23, 2015, the Company tendered the defense of the case to Aerotek pursuant to Aerotek’s contract for services with Aerojet Rocketdyne. Aerotek has not yet provided its response. No liability for this matter has been recorded by the Company as of June 30, 2016.
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
As of June 30, 2016, the aggregate range of these anticipated environmental costs was $291.7 million to $445.3 million and the accrued amount was $291.7 million. See Note 7(c) for a summary of the environmental reserve activity. Of these accrued liabilities, approximately 98% relates to the Company’s U.S. government contracting business and a portion of this liability is recoverable. The significant environmental sites are discussed below. The balance of the accrued liabilities, which are not recoverable from the U.S. government, relate to other sites for which the Company’s obligations are probable and estimable.
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
Aerojet Rocketdyne is involved in various stages of soil and groundwater investigation, remedy selection, design, and remedy construction associated with the operable units. In 2002, the EPA issued a Unilateral Administrative Order (“UAO”) requiring Aerojet Rocketdyne to implement the EPA-approved remedial action in the Western Groundwater Operable Unit. An identical order was issued by the California Regional Water Quality Control Board, Central Valley (“Central Valley RWQCB”). On July 7, 2011, the EPA issued Aerojet Rocketdyne its Approval of Remedial Action Construction Completion Report for Western Groundwater Operable Unit and its Determination of Remedy as Operational and Functional. On September 20, 2011, the EPA issued two UAOs to Aerojet Rocketdyne to complete a remedial design and implement remedial action for the Perimeter Groundwater Operable Unit. One UAO addresses groundwater and the other addresses soils within the Perimeter Groundwater Operable Unit. Issuance of the UAOs is the next step in the superfund process for the Perimeter Groundwater Operable Unit. Aerojet Rocketdyne submitted a final Remedial Investigation Report for the Boundary Operable Unit in 2010 and a revised Feasibility Study for the Boundary Operable Unit in 2012. A Record of Decision was issued by the EPA on August 4, 2015. Aerojet Rocketdyne anticipates EPA will issue a UAO or negotiate a consent decree for implementation of the remedy. A draft Remedial Investigation Report for the Island Operable Unit was submitted in January 2013 and the Final Remedial Investigation Report was issued on September 3, 2015. A portion of the Island Operable Unit, Area 40, which is related to the Hillsborough sale, is being handled separately and Aerojet Rocketdyne submitted a draft Feasibility Study to the agencies on June 23, 2016. The remaining operable units are under various stages of investigation.
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
As of June 30, 2016, the estimated range of anticipated costs discussed above for the Sacramento, California site was $146.8 million to $249.3 million and the accrued amount was $146.8 million included as a component of the Company’s environmental reserves. Expenditures associated with this matter are partially recoverable. See Note 7(c) below for further discussion on recoverability.

Baldwin Park Operable Unit (“BPOU”)
As a result of its former Azusa, California operations, in 1994 Aerojet Rocketdyne was named a PRP by the EPA in the area of the San Gabriel Valley Basin superfund site known as the BPOU. Between 1995 and 1997, the EPA issued Special Notice Letters to Aerojet Rocketdyne and eighteen other companies requesting that they implement a groundwater remedy. On June 30, 2000, the EPA issued a UAO ordering the PRPs to implement a remedy consistent with the 1994 record of decision. Aerojet Rocketdyne, along with seven other PRPs (the "Cooperating Respondents”) signed a Project Agreement in late March 2002 with the San Gabriel Basin Water Quality Authority, the Main San Gabriel Basin Watermaster, and five water companies (the “Water Entities”). The Project Agreement, which has a term of fifteen years, became effective May 9, 2002 and will terminate in May 2017. In November 2014, the EPA met with representatives from the Cooperating Respondents regarding the end of the Project Agreement and plans for discussions with the Water Entities. The EPA, the Water Entities and Aerojet Rocketdyne and the other Cooperating Respondents have begun settlement discussions regarding the expiration of the Project Agreement in 2017 and the path forward. Discussions have occurred over the summer of 2015 and on September 10, 2015, the parties, including the EPA, met to discuss progress including a new Project Agreement to commence in 2017. At this meeting, Aerojet Rocketdyne and the other Cooperating Respondents proposed a new Project Agreement term limit of five years. That proposal was rejected by the EPA and the Water Entities which want a longer term. The parties continue to work cooperatively and have exchanged counter proposals. Negotiations are ongoing with mediation now planned for the end of August or early September, 2016, if necessary. Pursuant to the Project Agreement, the Cooperating Respondents fund through an escrow account the capital, operation, maintenance, and administrative costs of certain treatment and water distribution facilities to be owned and operated by the water companies. There are also provisions in the Project Agreement for maintaining financial assurance.
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
As of June 30, 2016, the estimated range of anticipated costs was $132.6 million to $175.9 million and the accrued amount was $132.6 million included as a component of the Company’s environmental reserves. The primary reason for the increase in the reserve in fiscal 2015 related to BPOU is to reflect the anticipated costs through the term of a new Project Agreement, and the amount accrued is based on an estimate of the anticipated length of a new project agreement. There can be no assurance that the term of the new Project Agreement will not be longer than proposed by the Company and/or broader in scope and, if so, the Company may be required to make an additional accrual to reflect the longer time period and/or broader scope. Expenditures associated with this matter are partially recoverable. See Note 7(c) below for further discussion on recoverability.
Wabash, Indiana Site
As part of the Company's automotive business that was divested in 2004, the Company owned and operated a former rubber processing plant in Wabash, Indiana from 1937 to 2004. Pursuant to a request from the Indiana Department of Environmental Management (“IDEM”), the Company conducted an initial site investigation of the soil and groundwater at the site and a report was submitted to IDEM. By letter of June 11, 2014, IDEM directed the Company to conduct additional investigation of the site, including a vapor intrusion investigation in areas in and around the site where trichloroethene levels in groundwater were found to exceed screening levels for vapor intrusion. Vapor mitigation systems were installed in one residence and one business where indoor air screening levels were exceeded. The Company anticipates acquiring a separate residence where indoor air screening levels were exceeded and a mitigation system was not economically feasible. The property would then be donated to the City of Wabash for use in connection with a City park.  The Company conducted further investigations of the site in accordance with the IDEM request and approved work plan. The Company met with IDEM on

May 24, 2016 to present the results of the further investigation and IDEM requested the Company to submit a remedial action plan. The remedial action plan is anticipated to be submitted in late 2016 with implementation anticipated in 2017. The Company sent demands to other former owners/operators of the site to participate in the site work, but no party has agreed to participate as of yet. As of June 30, 2016, the estimated range of the Company's share of anticipated costs for the Wabash, Indiana site was $0.5 million to $0.9 million and the accrued amount was $0.5 million. None of the expenditures related to this matter are recoverable from the U.S. government.
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
A summary of the Company’s environmental reserve activity is shown below:

	Aerojet Rocketdyne- Sacramento	Aerojet Rocketdyne- BPOU	Other Aerojet Rocketdyne Sites	Total Aerojet Rocketdyne	Other (1)	Total Environmental Reserve
	(In millions)
November 30, 2015	$153.0	$140.1	$7.8	$300.9	$5.2	$306.1
Additions	0.5	—	—	0.5	—	0.5
Expenditures	(0.9)	(3.4)	—	(4.3)	—	(4.3)
December 31, 2015	152.6	136.7	7.8	297.1	5.2	302.3
Additions	3.4	2.2	1.2	6.8	—	6.8
Expenditures	(9.2)	(6.3)	(1.4)	(16.9)	(0.5)	(17.4)
June 30, 2016	$146.8	$132.6	$7.6	$287.0	$4.7	$291.7
______
(1) Related to the Company's legacy business operations that are non-recoverable environmental remediation expenses from the U.S. government.
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

Pre-Close Environmental Costs	$20.0
Amount spent through June 30, 2016	(19.2)
Amount included as a component of reserves for environmental remediation costs in the unaudited condensed consolidated balance sheet as of June 30, 2016	(0.8)
Remaining Pre-Close Environmental Costs	$—
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
Most of the environmental costs are incurred by the Company's Aerospace and Defense segment, and certain of these future costs are allowable to be included in the Company’s contracts with the U.S. government and allocable to Northrop until the cumulative expenditure limitation is reached. Excluding the receivable from Northrop of $68.3 million discussed below, the Company currently estimates approximately 24% of its future Aerospace and Defense segment environmental costs will not likely be reimbursable and are expensed.
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
Pursuant to the Northrop Agreement, environmental expenditures to be reimbursed are subject to annual limitations and the total reimbursements are limited to cumulative expenditure limitation of $189.7 million. A summary of the Northrop Agreement activity is shown below (in millions):

Total reimbursable costs under the Northrop Agreement	$189.7
Amount reimbursed to the Company through June 30, 2016	(116.2)
Potential future cost reimbursements available	73.5
Less: Receivable from Northrop included in the unaudited condensed consolidated balance sheet as of June 30, 2016	(68.3)
Potential future recoverable amounts available under the Northrop Agreement	$5.2
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

	Three months ended June 30,	Three months ended May 31,	Six months ended June 30,	Six months ended May 31,
	2016	2015	2016	2015
	(In millions)
Estimated recoverable amounts under U.S. government contracts	$1.7	$4.5	$6.3	$7.9
Expense to unaudited condensed consolidated statement of operations	0.2	2.1	0.5	3.7
Total environmental reserve adjustments	$1.9	$6.6	$6.8	$11.6
Note 8. Arrangements with Off-Balance Sheet Risk
As of June 30, 2016, arrangements with off-balance sheet risk consisted of:

•
$45.3 million in outstanding commercial letters of credit expiring through July 2017, the majority of which may be renewed, primarily to collateralize obligations for environmental remediation and insurance coverage.

•	$45.5 million in outstanding surety bonds to primarily satisfy indemnification obligations for environmental remediation coverage.

•	Up to $120.0 million aggregate in guarantees by the Company of Aerojet Rocketdyne’s obligations to U.S. government agencies for environmental remediation activities.

•	Guarantees, jointly and severally, by the Company’s material domestic subsidiaries of their obligations under the Senior Credit Facility and 7 1/8% Notes (see Note 14).
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
Note 9. Cost Reduction Plans
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

As part of the Company's on-going efforts to optimize business resources, during the fourth quarter of fiscal 2014, the Company determined a cost reduction plan (the “Restructuring Plan - Phase II”) was necessary which resulted in the accrual for the reduction of the Company's overall headcount by approximately 90 employees and the closing of a facility. In connection with the Restructuring Plan - Phase II, the Company recorded a liability of $4.3 million in the fourth quarter of fiscal 2014, consisting of costs for severance, employee-related benefits and other associated expenses. Additionally, in the first quarter of fiscal 2015, the Company determined that the overall headcount should be reduced by approximately an additional 60 employees which resulted in the Company recording a liability of $4.1 million. In the second and third quarters of fiscal 2015, the Company recorded reductions to the liability of $5.1 million and $1.5 million, respectively, primarily for payments made under the cost reduction plan and changes to the expected headcount reduction. These costs were a component of the Company’s fiscal 2015 U.S. government forward pricing rate and, therefore will be recovered through the pricing of the Company’s products and services to the U.S. government.
During the second quarter of fiscal 2015, the Company initiated a competitive improvement program (the “CIP”) comprised of activities and initiatives aimed at reducing costs in order for the Company to continue to compete successfully. The CIP is composed of three major components: (i) facilities optimization and footprint reduction; (ii) product affordability; and (iii) reduced administrative and overhead costs. Under the CIP, the Company expects an estimated 500 headcount reduction in its total employee population. The Company currently estimates that it will incur restructuring and related costs over the four-year CIP program of approximately $110 million. The Company has incurred $10.7 million related to the CIP program through June 30, 2016. A summary of the Company's CIP reserve activity is shown below:

	Severance	Retention	Total
	(In millions)
February 28, 2015	$—	$—	$—
Accrual established	12.9	2.7	15.6
Payments	(1.8)	—	(1.8)
November 30, 2015	11.1	2.7	13.8
Accrual	(0.2)	0.2	—
Payments	—	(1.2)	(1.2)
December 31, 2015	10.9	1.7	12.6
Accrual	(0.1)	1.1	1.0
Payments	(0.5)	(0.4)	(0.9)
June 30, 2016	$10.3	$2.4	$12.7
The costs associated with the CIP will be a component of the Company’s U.S. government forward pricing rates, and therefore, will be recovered through the pricing of the Company’s products and services to the U.S. government. In addition to the employee-related CIP obligations, the Company incurred non-cash accelerated depreciation expense of $0.4 million in the first half of fiscal 2016 associated with changes in the estimated useful life of long-lived assets impacted by the CIP.
In addition to the CIP, as part of the Company's ongoing effort to optimize business resources and achieve headcount reduction, the Company offered a Voluntary Reduction in Force ("VRIF") in July 2015 to substantially all employees. In connection with the VRIF, the Company recorded a liability of $2.6 million in the third quarter of fiscal 2015, consisting of costs for severance, employee-related benefits and other associated expenses. In addition, in December 2015, the Company offered a VRIF to certain employees at its Redmond, Washington location resulting in additional severance costs of $2.4 million consisting of costs for severance, employee-related benefits and other associated expenses.  In June 2016, the Company announced an organization restructuring which was part of the on-going integration of Aerojet Rocketdyne to enhance the efficiency of Aerojet Rocketdyne and improve the Company’s competitive posture. In connection with the organization restructuring, the Company recorded a liability of $1.1 million in the second quarter of fiscal 2016, consisting of costs for severance, employee-related benefits and other associated expenses. These costs will be a component of the Company’s U.S. government forward pricing rates, and therefore, will be recovered through the pricing of the Company’s products and services to the U.S. government.
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

The Company expects to make cash contributions of approximately $33 million to its tax-qualified defined benefit pension plan in fiscal 2016. The Company estimates that approximately 82% of its unfunded pension obligation as of December 31, 2015 is related to Aerojet Rocketdyne which will be recoverable through its U.S. government contracts.
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
Components of retirement benefit expense (benefit) are:

	Pension Benefits		Postretirement Medical and Life Insurance Benefits
	Three months ended June 30,	Three months ended May 31,	Three months ended June 30,	Three months ended May 31,
	2016	2015	2016	2015
		As Restated		As Restated
	(In millions)
Service cost	$3.4	$2.7	$—	$—
Interest cost on benefit obligation	16.1	15.9	0.4	0.5
Assumed return on plan assets	(17.6)	(22.0)	—	—
Amortization of prior service credits	0.1	—	(0.3)	(0.2)
Recognized net actuarial losses (gains)	16.0	21.0	(0.9)	(0.9)
Retirement benefit expense (benefit)	$18.0	$17.6	$(0.8)	$(0.6)

	Pension Benefits		Postretirement Medical and Life Insurance Benefits
	Six months ended June 30,	Six months ended May 31,	Six months ended June 30,	Six months ended May 31,
	2016	2015	2016	2015
		As Restated		As Restated
	(In millions)
Service cost	$6.9	$5.4	$—	$—
Interest cost on benefit obligation	32.1	31.8	0.9	1.0
Assumed return on plan assets	(35.1)	(44.0)	—	—
Amortization of prior service credits	0.1	—	(0.6)	(0.5)
Recognized net actuarial losses (gains)	31.9	41.9	(1.8)	(1.8)
Retirement benefit expense (benefit)	$35.9	$35.1	$(1.5)	$(1.3)
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
Customers that represented more than 10% of net sales for the periods presented are as follows:

	Three months ended June 30,	Three months ended May 31,	Six months ended June 30,	Six months ended May 31,
	2016	2015	2016	2015
		As Restated		As Restated
Lockheed Martin Corporation	34%	26%	31%	27%
United Launch Alliance	17%	19%	19%	18%
Raytheon Company	19%	20%	18%	21%
NASA	13%	10%	13%	11%
The Company's sales to each of the major customers listed above involve several product lines and programs.
Sales to the U.S. government and its agencies, including sales to the Company’s significant customers discussed above, were as follows (dollars in millions):

Percentage of net sales
Three months ended June 30, 2016	89%
Three months ended May 31, 2015	87%
Six months ended June 30, 2016	90%
Six months ended May 31, 2015	89%
Selected financial information for each operating segment is as follows:

	Three months ended June 30,	Three months ended May 31,	Six months ended June 30,	Six months ended May 31,
	2016	2015	2016	2015
		As Restated		As Restated
	(In millions)
Net Sales:
Aerospace and Defense	$406.8	$414.3	$762.1	$735.7
Real Estate	1.6	43.5	3.2	45.1
Total Net Sales	$408.4	$457.8	$765.3	$780.8
Segment Performance:
Aerospace and Defense	$39.3	$47.1	$74.7	$79.0
Environmental remediation provision adjustments	0.2	(1.9)	(0.4)	(3.3)
Retirement benefit plan expense, net (1)	(5.0)	(12.6)	(10.0)	(25.1)
Unusual items	0.1	—	0.2	0.7
Aerospace and Defense Total	34.6	32.6	64.5	51.3
Real Estate	0.9	31.6	1.7	32.5
Total Segment Performance	$35.5	$64.2	$66.2	$83.8
Reconciliation of segment performance to income from continuing operations before income taxes:
Segment performance	$35.5	$64.2	$66.2	$83.8
Interest expense	(10.4)	(13.2)	(21.5)	(26.6)
Interest income	0.1	—	0.3	0.1
Stock-based compensation expense	(3.1)	(3.0)	(5.4)	(8.3)
Corporate retirement benefit plan expense	(4.7)	(4.4)	(9.4)	(8.7)
Corporate and other expense, net	(5.8)	(5.9)	(9.6)	(11.7)
Unusual items	(0.1)	(0.5)	(0.4)	(0.7)
Income from continuing operations before income taxes	$11.5	$37.2	$20.2	$27.9
_____
(1) Retirement benefit expense is net of cash funding to the Company's tax-qualified defined benefit pension plan which are recoverable costs under the Company's U.S. government contracts. The Company funded $7.5 million and $15.0 million to its tax-qualified defined benefit pension plan for the three and six months ended June 30, 2016, respectively.

Note 12. Unusual Items
Total unusual items expense, a component of other expense, net in the unaudited condensed consolidated statements of operations was as follows:

	Three months ended June 30,	Three months ended May 31,	Six months ended June 30,	Six months ended May 31,
	2016	2015	2016	2015
	(In millions)
Unusual items
Legal related matters	$(0.1)	$—	$(0.2)	$(0.7)
Loss on debt	0.1	0.5	0.4	0.7
	$—	$0.5	$0.2	$—
First half of fiscal 2016 Activity:
The Company recorded a charge of $0.1 million associated with the amendment to the Senior Credit Facility.
The Company retired $13.0 million principal amount of its delayed draw term loan resulting in a loss of $0.3 million.
The Company recorded $0.2 million for realized gains net of interest associated with the failure to register with the SEC the issuance of certain of the Company’s common shares under the defined contribution 401(k) employee benefit plan.
First half of fiscal 2015 Activity:
The Company retired $26.0 million principal amount of its delayed draw term loan resulting in a loss of $0.7 million.
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
___________
(1) The Company's errors associated with purchase accounting primarily related to the following: (i) fair value assessment of acquired Rocketdyne Business customer contracts at the acquisition date following the close of the transaction. The Company failed to fair value three acquired contracts in purchase accounting; and (ii) the estimates of the Rocketdyne Business contracts' percentage of completion used to recognize net sales should have been based on its estimate of remaining effort on such contracts at the acquisition date instead of the inception date of the contract.
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
The following tables present the unaudited condensed consolidated quarterly financial information for the second quarter and first half of fiscal 2015:

Unaudited Condensed Consolidated Statements of Operations
and Comprehensive Income

	Three Months Ended May 31, 2015			Six Months Ended May 31, 2015
	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated
	(In millions, except per share amounts)			(In millions, except per share amounts)
Net sales	$456.9	$0.9	$457.8	$775.5	$5.3	$780.8
Operating costs and expenses:
Cost of sales (exclusive of items shown separately below)	370.3	2.4	372.7	653.1	5.0	658.1
AR1 research and development (see Note 1)	2.2	—	2.2	2.2	—	2.2
Selling, general and administrative	12.6	1.0	13.6	28.1	1.1	29.2
Depreciation and amortization	16.1	—	16.1	32.1	0.3	32.4
Other expense, net:
Loss on debt repurchased	0.5	—	0.5	0.7	—	0.7
Other	2.3	—	2.3	3.8	—	3.8
Total operating costs and expenses	404.0	3.4	407.4	720.0	6.4	726.4
Operating income	52.9	(2.5)	50.4	55.5	(1.1)	54.4
Non-operating (income) expense:
Interest income	—	—	—	(0.1)	—	(0.1)
Interest expense	13.2	—	13.2	26.6	—	26.6
Total non-operating expense, net	13.2	—	13.2	26.5	—	26.5
Income from continuing operations before income taxes	39.7	(2.5)	37.2	29.0	(1.1)	27.9
Income tax provision	21.3	(1.4)	19.9	14.7	(0.6)	14.1
Income from continuing operations	18.4	(1.1)	17.3	14.3	(0.5)	13.8
Income from discontinued operations, net of income taxes	—	—	—	0.2	—	0.2
Net income	$18.4	$(1.1)	$17.3	$14.5	$(0.5)	$14.0
Income per share of common stock
Basic:
Income per share from continuing operations	$0.29	$(0.01)	$0.28	$0.23	$—	$0.23
Income per share from discontinued operations, net of income taxes	—	—	—	—	—	—
Net income per share	$0.29	$(0.01)	$0.28	$0.23	$—	$0.23
Diluted:
Income per share from continuing operations	$0.26	$(0.01)	$0.25	$0.22	$—	$0.22
Income per share from discontinued operations, net of income taxes	—	—	—	—	—	—
Net income per share	$0.26	$(0.01)	$0.25	$0.22	$—	$0.22
Weighted average shares of common stock outstanding, basic	61.2	—	61.2	59.9	—	59.9
Weighted average shares of common stock outstanding, diluted	72.3	—	72.3	72.2	—	72.2

	Three Months Ended May 31, 2015			Six Months Ended May 31, 2015
	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated
	(In millions)			(In millions)
Net income	$18.4	$(1.1)	$17.3	$14.5	$(0.5)	$14.0
Other comprehensive income:
Amortization of actuarial losses and prior service credits, net of income taxes	12.2	0.1	12.3	24.4	—	24.4
Comprehensive income	$30.6	$(1.0)	$29.6	$38.9	$(0.5)	$38.4

Unaudited Condensed Consolidated Balance Sheet

	May 31, 2015
	As Reported	Adjustments	As Restated
	(In millions)
ASSETS
Current Assets
Cash and cash equivalents	$253.5	$—	$253.5
Accounts receivable	173.7	1.9	175.6
Inventories	150.3	(0.2)	150.1
Recoverable from the U.S. government and other third parties for environmental remediation costs	23.7	—	23.7
Receivable from Northrop	6.0	—	6.0
Other current assets, net	45.4	3.6	49.0
Deferred income taxes	24.8	(5.5)	19.3
Total Current Assets	677.4	(0.2)	677.2
Noncurrent Assets
Property, plant and equipment, net	356.3	—	356.3
Real estate held for entitlement and leasing	82.9	—	82.9
Recoverable from the U.S. government and other third parties for environmental remediation costs	76.8	—	76.8
Receivable from Northrop	69.7	—	69.7
Deferred income taxes	245.3	2.0	247.3
Goodwill	164.4	(6.3)	158.1
Intangible assets	115.5	—	115.5
Other noncurrent assets, net	109.8	5.7	115.5
Total Noncurrent Assets	1,220.7	1.4	1,222.1
Total Assets	$1,898.1	$1.2	$1,899.3
LIABILITIES, REDEEMABLE COMMON STOCK, AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Short-term borrowings and current portion of long-term debt	$5.3	$—	$5.3
Accounts payable	87.6	0.5	88.1
Reserves for environmental remediation costs	38.7	—	38.7
Postretirement medical and life insurance benefits	6.4	—	6.4
Advance payments on contracts	197.3	—	197.3
Other current liabilities	198.5	2.4	200.9
Total Current Liabilities	533.8	2.9	536.7
Noncurrent Liabilities
Senior debt	91.3	—	91.3
Second-priority senior notes	460.0	—	460.0
Convertible subordinated notes	98.0	—	98.0
Other debt	63.3	—	63.3
Reserves for environmental remediation costs	122.8	—	122.8
Pension benefits	475.4	0.1	475.5
Postretirement medical and life insurance benefits	50.1	—	50.1
Other noncurrent liabilities	99.0	0.7	99.7
Total Noncurrent Liabilities	1,459.9	0.8	1,460.7
Total Liabilities	1,993.7	3.7	1,997.4
Redeemable common stock	0.1	—	0.1
Stockholders’ Deficit
Common stock	6.3	—	6.3
Other capital	324.8	1.0	325.8
Treasury stock	(64.5)	—	(64.5)
Accumulated deficit	(52.5)	(4.1)	(56.6)
Accumulated other comprehensive loss, net of income taxes	(309.8)	0.6	(309.2)
Total Stockholders’ Deficit	(95.7)	(2.5)	(98.2)
Total Liabilities, Redeemable Common Stock and Stockholders’ Deficit	$1,898.1	$1.2	$1,899.3

Unaudited Condensed Consolidated Statement of Cash Flows

	Six Months Ended May 31, 2015
	As Reported	Adjustments	As Restated
	(In millions)
Operating Activities
Net income	$14.5	$(0.5)	$14.0
Adjustments to reconcile net income to net cash provided by operating activities:
Income from discontinued operations, net of income taxes	(0.2)	—	(0.2)
Depreciation and amortization	32.1	0.3	32.4
Amortization of financing costs	1.4	—	1.4
Stock-based compensation	7.3	1.0	8.3
Retirement benefit expense	33.4	0.4	33.8
Loss on debt repurchased	0.7	—	0.7
Loss on disposal of long-lived assets	0.2	—	0.2
Tax benefit on stock-based awards	(1.5)	—	(1.5)
Changes in assets and liabilities:
Accounts receivable	(0.8)	(4.3)	(5.1)
Inventories	(11.3)	(0.8)	(12.1)
Other current assets, net	(7.5)	(0.9)	(8.4)
Real estate held for entitlement and leasing	(4.0)	—	(4.0)
Receivable from Northrop	5.1	(6.0)	(0.9)
Recoverable from the U.S. government and other third parties for environmental remediation costs	0.1	6.0	6.1
Other noncurrent assets	(9.0)	0.3	(8.7)
Accounts payable	(15.9)	—	(15.9)
Retirement benefits	(2.6)	—	(2.6)
Advance payments on contracts	(1.2)	1.1	(0.1)
Other current liabilities	(25.6)	3.6	(22.0)
Deferred income taxes	(0.9)	0.3	(0.6)
Reserves for environmental remediation costs	(4.5)	—	(4.5)
Other noncurrent liabilities and other	18.6	(0.5)	18.1
Net Cash Provided by Operating Activities	28.4	—	28.4
Investing Activities
Capital expenditures	(9.4)	—	(9.4)
Net Cash Used in Investing Activities	(9.4)	—	(9.4)
Financing Activities
Debt repayments/repurchases	(28.5)	—	(28.5)
Repurchase of shares to satisfy tax withholding obligations	(4.4)	—	(4.4)
Tax benefit on stock-based awards	1.5	—	1.5
Net Cash Used in Financing Activities	(31.4)	—	(31.4)
Net Decrease in Cash and Cash Equivalents	(12.4)	—	(12.4)
Cash and Cash Equivalents at Beginning of Period	265.9	—	265.9
Cash and Cash Equivalents at End of Period	$253.5	$—	$253.5
Note 14. Subsequent Events
In July 2016, $43.0 million of 4 1/16% Debentures were converted to 4.8 million shares of common stock.
On July 18, 2016, the Company redeemed $460.0 million principal amount of its 7 1/8% Notes, representing all of the outstanding 7 1/8% Notes, at a redemption price equal to 105.344% of the principal amount, plus accrued and unpaid interest. The Company will incur a pre-tax charge of $34.2 million in the third quarter of fiscal 2016 associated with the extinguishment of the 7 1/8% Notes. The $34.2 million pre-tax charge will result from the $24.6 million paid in excess of the par value and $9.6 million associated with the write-off of unamortized deferred financing costs. The Company funded the redemption in part through a $400.0 million drawdown from its Term Loan facility.

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
___________
(1) Our errors associated with purchase accounting primarily related to the following: (i) fair value assessment of acquired Rocketdyne Business customer contracts at the acquisition date following the close of the transaction. The Company failed to fair value three acquired contracts in purchase accounting; and (ii) the estimates of the Rocketdyne Business contracts' percentage of completion used to recognize net sales should have been based on its estimate of remaining effort on such contracts at the acquisition date instead of the inception date of the contract.
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
A summary of the significant financial highlights for the second quarter of fiscal 2016 which management uses to evaluate our operating performance and financial condition is presented below.

•
Net sales for the second quarter of fiscal 2016 totaled $408.4 million compared to $457.8 million for the second quarter of fiscal 2015. Sales for the second quarter of fiscal 2015 included $42.0 million related to the sale of 550 acres of land.

•
Net income for the second quarter of fiscal 2016 was $5.9 million, or $0.09 diluted income per share, compared to net income of $17.3 million, or $0.25 diluted income per share, for the second quarter of fiscal 2015. Net income for the second quarter of fiscal 2015 included an after-tax gain of $17.9 million, or $0.25 diluted income per share, related to the sale of 550 acres of land.

•
Adjusted EBITDAP (Non-GAAP measure*) for the second quarter of fiscal 2016 was $46.9 million, or 11.5% of net sales, compared to $84.0 million, or 18.3% of net sales, for the second quarter of fiscal 2015. Adjusted EBITDAP for the second quarter of fiscal 2015 included income of $30.6 million related to the sale of 550 acres of land.

•
Segment performance (Non-GAAP measure*) before environmental remediation provision adjustments, retirement benefit plan expense, net, and unusual items was $40.2 million for the second quarter of fiscal 2016, compared to $78.7 million for the second quarter of fiscal 2015. Segment performance for the second quarter of fiscal 2015 included income of $30.6 million related to the sale of 550 acres of land.

•
Cash provided by operating activities in the second quarter of fiscal 2016 totaled $35.5 million, compared to $64.0 million of cash provided by operating activities the second quarter of fiscal 2015. Cash provided by operating activities for the second quarter of fiscal 2015 included $46.7 million of cash related to the sale of the 550 acres of land.

•	As of June 30, 2016, we had $2.3 billion of funded backlog compared to $2.4 billion as of November 30, 2015.
_________
* We provide Non-GAAP measures as a supplement to financial results based on GAAP. A reconciliation of the Non-GAAP measures to the most directly comparable GAAP measures is presented later in the Management’s Discussion and Analysis under the heading “Operating Segment Information” and “Use of Non-GAAP Financial Measures.”
We are operating in an environment that is characterized by both increasing complexity in the global security environment and continuing worldwide economic pressures. A significant component of our strategy in this environment is to focus on delivering excellent performance to our customers, driving improvements and efficiencies across our operations, and creating value through the enhancement and expansion of our business.

We continuously evaluate a broad range of options that could be implemented to increase operational efficiency across all sites, and improve our overall market competitiveness.  Our decisions will be focused on moving us forward to solidify our leadership in the propulsion markets.
Some of the significant challenges we face are as follows: dependence upon U.S. government programs and contracts, future reductions or changes in U.S. government spending in our markets, implementation of our Competitive Improvement Program ("CIP"), environmental matters, capital structure, and our underfunded pension plan.
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
Customers that represented more than 10% of net sales for the periods presented are as follows:

	Three months ended June 30,	Three months ended May 31,	Six months ended June 30,	Six months ended May 31,
	2016	2015	2016	2015
		As Restated		As Restated
Lockheed Martin Corporation	34%	26%	31%	27%
United Launch Alliance	17%	19%	19%	18%
Raytheon Company	19%	20%	18%	21%
NASA	13%	10%	13%	11%
Our sales to each of the major customers listed above involve several product lines and programs.
Sales to the U.S. government and its agencies, including sales to our significant customers discussed above, were as follows (dollars in millions):

Percentage of net sales
Three months ended June 30, 2016	89%
Three months ended May 31, 2015	87%
Six months ended June 30, 2016	90%
Six months ended May 31, 2015	89%
The Standard Missile program, which is comprised of several contracts and is included in U.S. government sales, represented 10% and 15% of net sales for the second quarter of fiscal 2016 and 2015, respectively. In addition, the Standard Missile program represented 9% and 14% of net sales for the first half of fiscal 2016 and 2015.
The Terminal High Altitude Area Defense (“THAAD”) program, which is comprised of several contracts and included in U.S. government sales, represented 15% and 12% of net sales for the second quarter of fiscal 2016 and 2015, respectively. In addition, the THAAD program represented 14% and 13% of net sales for the first half of fiscal 2016 and 2015.
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

The Budget Control Act of 2011 established statutory limits on U.S. government discretionary spending, or budgets caps, for both defense and non-defense over the next 10 years.  The Bipartisan Budget Act of 2013 provided temporary relief to the Budget Control Act of 2011 cap levels in GFY 2014 and 2015 and eased sequestration spending cuts to the DoD and other federal agencies (e.g., NASA) for GFY 2014 and 2015, paving the way for eventual agreements on GFY 2014 and 2015 appropriations for all federal agencies. Similarly, in November 2015, the U.S. President signed into law the Bipartisan Budget Act of 2015, providing another two years of relief to the Budget Control Act cap numbers.  The Bipartisan Budget Act of 2015 covers both GFY 2016 and 2017 and allows for increased spending levels for DoD and other U.S. government agencies including NASA. This paved the way for the U.S. Congress to pass and the U.S. President to sign into law a $1.1 trillion “Omnibus” appropriations bill for GFY 2016, funding all government agencies.  The defense portion of the bill provides $514.1 billion in base defense funding and $58.6 billion in overseas contingency operations.  The base funding level is $12.8 billion below the GFY 2016 budget request while the overseas contingency operations portion is $7.7 billion above the GFY 2016 budget request. The NASA portion contains a top line of $19.3 billion, a $1.3 billion increase over GFY 2015 level. Even with overall  budget levels set for GFY 2017,  it remains to be seen whether or not Congress will ultimately pass any separate GFY 2017 appropriations bills, given that the legislative process tends to slow down dramatically in election years.
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
The Space Launch System (“SLS”) program is one of the top priorities in the NASA GFY 2017 budget. The SLS program also has enjoyed wide, bipartisan support in both chambers of Congress. We maintain a strong relationship with NASA and our propulsion systems have been powering NASA launch vehicles and spacecraft since the inception of the U.S. space program. Our booster, upper stage and Orion vehicle propulsion systems are currently baselined on the new SLS vehicle and both upper stage and booster engines are in development for future SLS variants. Due to the retirement of the space shuttle fleet, U.S. astronauts are now dependent on Russian Soyuz flights for access to and from the International Space Station ("ISS") for the better part of this decade. NASA has been working to re-establish U.S. manned space capability as soon as possible through development of a new “space taxi” to ferry astronauts and cargo to the ISS. In 2014, Boeing’s CST-100 Starliner capsule, powered by Aerojet Rocketdyne propulsion, was selected by NASA to transport astronauts to and from the ISS. As Boeing’s teammate, Aerojet Rocketdyne will be providing the propulsion system for this new vehicle, thereby supplementing its work for NASA on the SLS designed for manned deep space exploration. In both instances, we have significant propulsion content and we look forward to supporting these generational programs for NASA.
The competitive dynamics of our multi-faceted marketplace vary by product sector and customer as we experience many of the same influences felt by the broader aerospace and defense industry.  The large majority of products we manufacture are highly complex, technically sophisticated and extremely hazardous to build, demanding rigorous manufacturing procedures and highly specialized manufacturing equipment.  While historically these factors, coupled with the high cost to establish the infrastructure required to meet these needs, posed substantial barriers to entry, modern design tools and manufacturing techniques (additive manufacturing) available to new entrants with the ability to self-fund start-up as well as development costs has led to increased competition in space related markets. To date, the competition has been limited to a few participants who tend to be narrowly focused on products that are sub-elements of our overall product portfolio. For example, entrepreneurs such as SpaceX and Blue Origin, LLC, who have been or are in the process of developing liquid fuel propulsion capabilities are primarily focused on the development of space propulsion systems for heavy lift launch vehicles and are not pursuing or participating in the missile defense or tactical propulsion business segments that make up a substantial portion of our overall business. These new entrepreneurs have signaled their intent to compete primarily on price and are therefore bringing pressure to bear on existing cost paradigms and manufacturing methodologies.
Competitive Improvement Program
In March 2015, we initiated the CIP comprised of activities and initiatives aimed at reducing costs in order for us to continue to compete successfully. The company-wide initiative is being undertaken after a comprehensive assessment of our product portfolio to underpin Aerojet Rocketdyne’s technological and competitive leadership in our markets through continued research and development. The CIP is composed of three major components: (i) facilities optimization and footprint reduction; (ii) product affordability; and (iii) reduced administrative and overhead costs. Under the CIP, we expect an estimated 500 headcount reduction in our total employee population. We currently estimate that we will incur restructuring and related costs over the four-year CIP program of approximately $110 million. When fully implemented, we anticipate that the CIP will result in annual cost savings of approximately $145 million beginning in fiscal 2019. As a result of this effort, we will be better positioned to deliver our innovative, high quality and reliable products at a lower cost to our customers. The CIP costs will consist primarily of severance and other employee related costs totaling approximately $43 million, operating facility costs totaling approximately $27 million, and $40 million for other costs relating to product re-qualification, knowledge transfer and other CIP implementation costs. We have incurred $10.7 million related to the CIP program through June 30, 2016. A summary of our CIP reserve activity is shown below:

	Severance	Retention	Total
	(In millions)
February 28, 2015	$—	$—	$—
Accrual established	12.9	2.7	15.6
Payments	(1.8)	—	(1.8)
November 30, 2015	11.1	2.7	13.8
Accrual	(0.2)	0.2	—
Payments	—	(1.2)	(1.2)
December 31, 2015	10.9	1.7	12.6
Accrual	(0.1)	1.1	1.0
Payments	(0.5)	(0.4)	(0.9)
June 30, 2016	$10.3	$2.4	$12.7
The costs associated with the CIP will be a component of the Company’s U.S. government forward pricing rates, and therefore, will be recovered through the pricing of the Company’s products and services to the U.S. government. In addition to the employee-related CIP obligations, the Company incurred non-cash accelerated depreciation expense of $0.4 million in the first half of fiscal 2016 associated with changes in the estimated useful life of long-lived assets impacted by the CIP.
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
A summary of our recoverable amounts, environmental reserves, and estimated range of liability as of June 30, 2016 is presented below:

	Recoverable Amounts (1)	Environmental Reserves	Estimated Range of Liability
	(In millions)
Sacramento	$112.5	$146.8	$146.8 - $249.3
Baldwin Park Operable Unit	101.6	132.6	$132.6 - $175.9
Other Aerojet Rocketdyne sites	7.5	7.6	$7.6 - $13.4
Other sites	0.7	4.7	$4.7 - $6.7
Total	$222.3	$291.7	$291.7 - $445.3
_____

(1)
Excludes the receivable from Northrop Grumman Corporation (“Northrop”) of $68.3 million as of June 30, 2016 related to environmental costs already paid (and therefore not reserved) by the Company in prior years and reimbursable under the Northrop Agreement.

Most of our environmental costs are incurred by our Aerospace and Defense segment, and certain of these future costs are allowable to be included in our contracts with the U.S. government and allocable to Northrop until the cumulative expenditure limitation is reached (discussed below).
On January 12, 1999, Aerojet Rocketdyne and the U.S. government implemented the October 1997 Agreement in Principle (“Global Settlement”) resolving certain prior environmental and facility disagreements, with retroactive effect to December 1, 1998. Under the Global Settlement, Aerojet Rocketdyne and the U.S. government resolved disagreements about an appropriate cost-sharing ratio with respect to the cleanup costs of the environmental contamination at the Sacramento and Azusa sites. The Global Settlement cost-sharing ratio does not have a defined term over which costs will be recovered. Additionally, in conjunction with the sale of the Electronics and Information Systems business in 2001, Aerojet Rocketdyne entered into an agreement with Northrop (the “Northrop Agreement”) whereby Aerojet Rocketdyne is reimbursed by Northrop for a portion of environmental expenditures eligible for recovery under the Global Settlement, subject to both an annual and a cumulative limitation.
Most of our environmental costs are incurred by our Aerospace and Defense segment, and certain of these future costs are allowable to be included in our contracts with the U.S. government and allocable to Northrop until the cumulative expenditure limitation is reached. Excluding the receivable from Northrop of $68.3 million discussed in Note 7(c) of the Notes to Unaudited Condensed Consolidated Financial Statements, we currently estimate approximately 24% of our future Aerospace and Defense segment environmental costs will not likely be reimbursable and are expensed.
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
Capital Structure
We have a substantial amount of debt for which we are required to make interest and principal payments. Interest on long-term financing is not a recoverable cost under our U.S. government contracts. As of June 30, 2016, we had $645.0 million of debt principal outstanding. The fair value of the debt outstanding at June 30, 2016 was $758.0 million. See discussion of recent activity to our capital structure in the "Liquidity and Capital Resources" section below.
Retirement Benefits
We expect to make cash contributions of approximately $33 million to our tax-qualified defined benefit pension plan in fiscal 2016. We estimate that approximately 82% of our unfunded pension obligation as of December 31, 2015 is related to Aerojet Rocketdyne which will be recoverable through our U.S. government contracts.
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
Results of Operations
Net Sales:

	Three months ended June 30,	Three months ended May 31,		Six months ended June 30,	Six months ended May 31,
	2016	2015	Change*	2016	2015	Change**
		As Restated			As Restated
	(In millions)
Net sales:	$408.4	$457.8	$(49.4)	$765.3	$780.8	$(15.5)

* Primary reason for change. The decrease in net sales was primarily due to (i) the sale of approximately 550 acres of our Sacramento Land for $42.0 million in the second quarter of fiscal 2015 and (ii) a decrease of $30.0 million in the various Standard Missile contracts primarily from timing of deliveries on the Standard Missile-3 Block IB contract and Standard Missile MK72 booster contract. These factors were partially offset by (i) an increase of $10.6 million in space advanced programs primarily driven by increased work on the Commercial Crew Development program and the RS-25 program which is currently engaged in a significant development and integration effort in support of the SLS program and (ii) an increase of $8.0 million on the HAWK contract that started generating sales in the second half of fiscal 2015.
** Primary reason for change. The decrease in net sales was primarily due to (i) the sale of approximately 550 acres of our Sacramento Land for $42.0 million in the second quarter of fiscal 2015 and (ii) a decrease of $40.5 million in the various Standard Missile contracts primarily from timing of deliveries on the Standard Missile-3 Block IB contract and Standard Missile MK72 booster contract. These factors were partially offset by the following: (i) an increase of $27.1 million in space programs primarily driven by increased work on the Commercial Crew Development program and the RL10 program as a result of deliveries on this multi-year contract; (ii) an increase of $23.4 million on the PAC-3 contract associated with timing of deliveries; and (iii) an increase of $14.3 million on the HAWK contract that started generating sales in the second half of fiscal 2015.
Cost of Sales (exclusive of items shown separately below):

	Three months ended June 30,	Three months ended May 31,		Six months ended June 30,	Six months ended May 31,
	2016	2015	Change*	2016	2015	Change**
		As Restated			As Restated
	(In millions, except percentage amounts)
Cost of sales (exclusive of items shown separately below):	$356.5	$372.7	$(16.2)	$666.2	$658.1	$8.1
Percentage of net sales	87.3%	81.4%		87.1%	84.3%
Percentage of net sales excluding retirement benefit expense, net and step-up in fair value of inventory	86.1%	78.6%		85.7%	81.0%
Components of cost of sales:
Cost of sales excluding retirement benefit expense and step-up in fair value of inventory	$351.5	$360.0	$(8.5)	$656.1	$632.8	$23.3
Cost of sales associated with the Rocketdyne acquisition step-up in fair value of inventory not allocable to our U.S. government contracts	—	0.1	(0.1)	0.1	0.2	(0.1)
Retirement benefit expense, net	5.0	12.6	(7.6)	10.0	25.1	(15.1)
Cost of sales	$356.5	$372.7	$(16.2)	$666.2	$658.1	$8.1

* Primary reason for change. The increase in cost of sales as a percentage of net sales excluding retirement benefit expense and the step-up in fair value of inventory was primarily due to gross profit of $30.6 million on the sale of 550 acres of Sacramento Land in the second quarter of fiscal 2015.
** Primary reason for change. The increase in cost of sales as a percentage of net sales excluding retirement benefit expense and the step-up in fair value of inventory was primarily due to gross profit of $30.6 million on the sale of 550 acres of Sacramento Land in the second quarter of fiscal 2015 partially offset by (i) favorable contract performance on the THAAD program as a result of manufacturing efficiencies and lower overhead costs in the current period and (ii) contract losses of $3.2 million related to the Antares AJ-26 program in the first half of fiscal 2015 that was terminated for convenience in October 2015.
AR1 Research and Development ("R&D"):

	Three months ended June 30,	Three months ended May 31,		Six months ended June 30,	Six months ended May 31,
	2016	2015	Change*	2016	2015	Change**
	(In millions)
AR1:	$—	$2.2	$(2.2)	$—	$2.2	$(2.2)
 * Primary reason for change. During fiscal 2015, we began separately reporting the portion of the engine development expenses associated with our newest liquid booster engine, the AR1. See additional discussion in Note 1 of the Notes to Unaudited Condensed Consolidated Financial Statements.

Selling, General and Administrative (“SG&A”):

	Three months ended June 30,	Three months ended May 31,		Six months ended June 30,	Six months ended May 31,
	2016	2015	Change*	2016	2015	Change**
		As Restated			As Restated
	(In millions, except percentage amounts)
SG&A:	$13.6	$13.6	$—	$25.2	$29.2	$(4.0)
Percentage of net sales	3.3%	3.0%		3.3%	3.7%
Components of SG&A:
SG&A excluding retirement benefit expense and stock-based compensation	$5.8	$6.2	$(0.4)	$10.4	$12.2	$(1.8)
Stock-based compensation	3.1	3.0	0.1	5.4	8.3	(2.9)
Retirement benefit expense	4.7	4.4	0.3	9.4	8.7	0.7
SG&A	$13.6	$13.6	$—	$25.2	$29.2	$(4.0)
 * Primary reason for change. SG&A expense was essentially unchanged.
 ** Primary reason for change. The decrease in SG&A expense was primarily driven by (i) a decrease of $2.9 million in stock-based compensation primarily as a result of decreases in the fair value of the stock appreciation rights and services provided related to restricted shares and (ii) a decrease in legal and consulting expenses associated with various corporate activities in the first half of fiscal 2015 and cost savings initiatives.
Depreciation and Amortization:

	Three months ended June 30,	Three months ended May 31,		Six months ended June 30,	Six months ended May 31,
	2016	2015	Change*	2016	2015	Change**
					As Restated
	(In millions)
Depreciation and amortization:	$15.4	$16.1	$(0.7)	$30.5	$32.4	$(1.9)
Components of depreciation and amortization:
Depreciation	$12.1	$12.8	$(0.7)	$23.8	$25.7	$(1.9)
Amortization	3.3	3.3	—	6.7	6.7	—
* Primary reason for change. The decrease in depreciation expense was primarily due to a decrease of $1.7 million in depreciation associated with the adjustment to the fair value of the Rocketdyne Business’ tangible assets at acquisition date.
** Primary reason for change. The decrease in depreciation expense was primarily due to a decrease of $2.4 million in depreciation associated with the adjustment to the fair value of the Rocketdyne Business’ tangible assets at acquisition date.
Other Expense, net:

	Three months ended June 30,	Three months ended May 31,		Six months ended June 30,	Six months ended May 31,
	2016	2015	Change*	2016	2015	Change**
	(In millions)
Other expense, net:	$1.1	$2.8	$(1.7)	$2.0	$4.5	$(2.5)
 * Primary reason for change. The decrease in other expense, net was primarily due to a decrease of $1.9 million in environmental remediation expenses (see Note 7(c) of the Notes to Unaudited Condensed Consolidated Financial Statements).
 ** Primary reason for change. The decrease in other expense, net was primarily due to a decrease of $3.2 million in environmental remediation expenses (see Note 7(c) of the Notes to Unaudited Condensed Consolidated Financial Statements).
Total unusual items expense, a component of other expense, net in the Unaudited Condensed Consolidated Statements of Operations, was as follows:

	Three months ended June 30,	Three months ended May 31,	Six months ended June 30,	Six months ended May 31,
	2016	2015	2016	2015
	(In millions)
Unusual items
Legal related matters	$(0.1)	$—	$(0.2)	$(0.7)
Loss on debt	0.1	0.5	0.4	0.7
	$—	$0.5	$0.2	$—
First half of fiscal 2016 Activity:
We recorded a charge of $0.1 million associated with the amendment to the Senior Credit Facility.
We retired $13.0 million principal amount of our delayed draw term loan resulting in a loss of $0.3 million.
We recorded $0.2 million for realized gains net of interest associated with the failure to register with the SEC the issuance of certain of our common shares under the defined contribution 401(k) employee benefit plan.
First half of fiscal 2015 Activity:
We retired $26.0 million principal amount of our delayed draw term loan resulting in a loss of $0.7 million.
We recorded $0.7 million for realized gains net of interest associated with the failure to register with the SEC the issuance of certain of our common shares under the defined contribution 401(k) employee benefit plan.
Interest Income:

	Three months ended June 30,	Three months ended May 31,		Six months ended June 30,	Six months ended May 31,
	2016	2015	Change*	2016	2015	Change*
	(In millions)
Interest income:	$(0.1)	$—	$(0.1)	$(0.3)	$(0.1)	$(0.2)
 * Primary reason for change. Interest income was essentially unchanged for the periods presented.
Interest Expense:

	Three months ended June 30,	Three months ended May 31,		Six months ended June 30,	Six months ended May 31,
	2016	2015	Change*	2016	2015	Change**
	(In millions)
Interest expense:	$10.4	$13.2	$(2.8)	$21.5	$26.6	$(5.1)
Components of interest expense:
Contractual interest and other	9.7	12.5	(2.8)	20.2	25.2	(5.0)
Amortization of deferred financing costs	0.7	0.7	—	1.3	1.4	(0.1)
Interest expense	$10.4	$13.2	$(2.8)	$21.5	$26.6	$(5.1)
* Primary reason for change. The decrease in interest expense was primarily due to the retirement of the principal amount of our delayed draw term loan in the first quarter of fiscal 2016.
** Primary reason for change. The decrease in interest expense was primarily due to the retirement of the principal amount of our delayed draw term loan in the first quarter of fiscal 2016.
Income Tax Provision:
The income tax provision was as follows:

	Six months ended June 30,	Six months ended May 31,
	2016	2015
		As Restated
	(In millions)
Income tax provision	$9.1	$14.1

In the first half of fiscal 2016, the income tax provision recorded differs from the expected tax that would be calculated by applying the federal statutory rate to our income before income taxes primarily due to the impacts from state income taxes and certain expenditures which are permanently not deductible for tax purposes.
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
A valuation allowance is required when it is more-likely-than-not that all or a portion of deferred tax assets may not be realized. Assessing the need for, or sufficiency of, a valuation allowance requires management to evaluate, on a quarterly basis, all available evidence, both positive and negative, including the recent trend of losses from continuing operations before income taxes. During the second quarter of fiscal 2016, we will continue to evaluate whether future results are less than projected and if a valuation allowance may be required to reduce deferred tax assets, which could have a material impact on our results of operations. As of June 30, 2016, we continued to believe that the weight of the positive evidence outweighed the negative evidence regarding the realization of our net deferred tax assets.
See Note 5 of the Notes to Unaudited Condensed Consolidated Financial Statements for a discussion on uncertain income tax positions.
Retirement Benefit Plans:
Components of retirement benefit expense are:

	Three months ended June 30,	Three months ended May 31,	Six months ended June 30,	Six months ended May 31,
	2016	2015	2016	2015
		As Restated		As Restated
	(In millions)
Service cost	$3.4	$2.7	$6.9	$5.4
Interest cost on benefit obligation	16.5	16.4	33.0	32.8
Assumed return on plan assets	(17.6)	(22.0)	(35.1)	(44.0)
Amortization of prior service credits	(0.2)	(0.2)	(0.5)	(0.5)
Recognized net actuarial losses	15.1	20.1	30.1	40.1
Retirement benefit expense	$17.2	$17.0	$34.4	$33.8
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

Aerospace and Defense Segment

	Three months ended June 30,	Three months ended May 31,		Six months ended June 30,	Six months ended May 31,
	2016	2015	Change*	2016	2015	Change**
		As Restated			As Restated
	(In millions, except percentage amounts)
Net sales	$406.8	$414.3	$(7.5)	$762.1	$735.7	$26.4
Segment performance (Non-GAAP measure)	34.6	32.6	2.0	64.5	51.3	13.2
Segment margin (Non-GAAP measure)	8.5%	7.9%		8.5%	7.0%
Segment margin before environmental remediation provision adjustments, retirement benefit plan expense, net, Rocketdyne purchase accounting adjustments, and unusual items (Non-GAAP measure)	10.7%	12.9%		11.0%	12.3%
Components of segment performance:
Aerospace and Defense	$43.7	$53.3	$(9.6)	$84.0	$90.8	$(6.8)
Environmental remediation provision adjustments	0.2	(1.9)	2.1	(0.4)	(3.3)	2.9
Retirement benefit plan expense, net	(5.0)	(12.6)	7.6	(10.0)	(25.1)	15.1
Unusual items	0.1	—	0.1	0.2	0.7	(0.5)
Rocketdyne purchase accounting adjustments not allocable to our U.S. government contracts:
Amortization of the Rocketdyne Business’ intangible assets	(3.0)	(3.0)	—	(6.0)	(6.0)	—
Depreciation associated with the step-up in the fair value of the Rocketdyne Business’ tangible assets	(1.4)	(3.1)	1.7	(3.2)	(5.6)	2.4
Cost of sales associated with the step-up in the fair value of the Rocketdyne Business’ inventory	—	(0.1)	0.1	(0.1)	(0.2)	0.1
Aerospace and Defense total	$34.6	$32.6	$2.0	$64.5	$51.3	$13.2
 * Primary reason for change. The decrease in net sales was primarily due to a decrease of $30.0 million in the various Standard Missile contracts primarily from timing of deliveries on the Standard Missile-3 Block IB contract and Standard Missile MK72 booster contract partially offset by (i) an increase of $10.6 million in space advanced programs primarily driven by increased work on the Commercial Crew Development program and the RS-25 program which is currently engaged in a significant development and integration effort in support of the SLS program and (ii) an increase of $8.0 million on the HAWK contract that started generating sales in the second half of fiscal 2015.
The decrease in the segment margin before environmental remediation provision adjustments, retirement benefit plan expense, net, Rocketdyne purchase accounting adjustments, and unusual items was primarily due to cost growth and manufacturing inefficiencies on electric propulsion contracts.
** Primary reason for change. The increase in net sales was primarily due to the following: (i) an increase of $27.1 million in space programs primarily driven by increased work on the Commercial Crew Development program and the RL10 program as a result of deliveries on this multi-year contract; (ii) an increase of $23.4 million on the PAC-3 contract associated with timing of deliveries; and (iii) an increase of $14.3 million on the HAWK contract that started generating sales in the second half of fiscal 2015. These factors were partially offset by a decrease of $40.5 million in the various Standard Missile contracts primarily from timing of deliveries on the Standard Missile-3 Block IB contract and Standard Missile MK72 booster contract.

The decrease in the segment margin before environmental remediation provision adjustments, retirement benefit plan expense, net, Rocketdyne purchase accounting adjustments, and unusual items was primarily due to cost growth and manufacturing inefficiencies in the current period on electric propulsion contracts partially offset by contract losses of $3.2 million related to the Antares AJ-26 program in the first half of fiscal 2015 that was terminated for convenience in October 2015.
A summary of our backlog is as follows:

	June 30, 2016	November 30, 2015
	(In billions)
Funded backlog	$2.3	$2.4
Unfunded backlog	1.5	1.7
Total contract backlog	$3.8	$4.1
Total backlog includes both funded backlog (unfilled orders for which funding is authorized, appropriated and contractually obligated by the customer) and unfunded backlog (firm orders for which funding has not been appropriated). Indefinite delivery and quantity contracts and unexercised options are not reported in total backlog. Backlog is subject to funding delays or program restructurings/cancellations which are beyond our control. Of the Company's June 30, 2016 total contract backlog, approximately 47%, or $1.8 billion, is expected to be filled within one year.
Real Estate Segment

	Three months ended June 30,	Three months ended May 31,		Six months ended June 30,	Six months ended May 31,
	2016	2015	Change*	2016	2015	Change*
	(In millions)
Net sales	$1.6	$43.5	$(41.9)	$3.2	$45.1	$(41.9)
Segment performance	0.9	31.6	(30.7)	1.7	32.5	(30.8)
 * Primary reason for change. During the second quarter of fiscal 2015, we recognized net sales of $42.0 million associated with a land sale of approximately 550 acres which resulted in a pre-tax gain of $30.6 million.
Use of Non-GAAP Financial Measures
In addition to segment performance (discussed above), we provide the Non-GAAP financial measure of our operational performance called Adjusted EBITDAP. We use this metric to further our understanding of the historical and prospective consolidated core operating performance of our segments, net of expenses resulting from our corporate activities in the ordinary, on-going and customary course of our operations. Further, we believe that to effectively compare the core operating performance metric from period to period on a historical and prospective basis, the metric should exclude items relating to retirement benefits (pension and postretirement benefits), significant non-cash expenses, the impacts of financing decisions on earnings, and items incurred outside the ordinary, on-going and customary course of our operations. Accordingly, we define Adjusted EBITDAP as GAAP income from continuing operations before income taxes adjusted to exclude interest expense, interest income, depreciation and amortization, retirement benefit expense net of cash funding to our tax-qualified defined benefit pension plan that are recoverable under our U.S. government contracts, and unusual items which we do not believe are reflective of such ordinary, on-going and customary course activities. Adjusted EBITDAP does not represent, and should not be considered an alternative to, net income, as determined in accordance with GAAP.

	Three months ended June 30,	Three months ended May 31,	Six months ended June 30,	Six months ended May 31,
	2016	2015	2016	2015
		As Restated		As Restated
	(In millions, except percentage amounts)
Income from continuing operations before income taxes	$11.5	$37.2	$20.2	$27.9
Interest expense	10.4	13.2	21.5	26.6
Interest income	(0.1)	—	(0.3)	(0.1)
Depreciation and amortization	15.4	16.1	30.5	32.4
Retirement benefit expense, net	9.7	17.0	19.4	33.8
Unusual items	—	0.5	0.2	—
Adjusted EBITDAP	$46.9	$84.0	$91.5	$120.6
Adjusted EBITDAP as a percentage of net sales	11.5%	18.3%	12.0%	15.4%
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

	Three months ended June 30,	Three months ended May 31,	Six months ended June 30,	Six months ended May 31,
	2016	2015	2016	2015
	(In millions)
Net Cash Provided by Operating Activities	$35.5	$64.0	$3.8	$28.4
Capital expenditures	(11.8)	(5.1)	(19.5)	(9.4)
Free cash flow(1)	$23.7	$58.9	$(15.7)	$19.0
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

	June 30, 2016	November 30, 2015
	(In millions)
Debt principal	$645.0	$652.0
Cash and cash equivalents	(183.7)	(211.1)
Net debt	$461.3	$440.9
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
In our Aerospace and Defense segment, recognition of profit on long-term contracts requires the use of assumptions and estimates related to the contract value or total contract revenue, the total cost at completion and the measurement of progress towards completion. Due to the nature of the programs, developing the estimated total cost at completion requires the use of significant judgment. Estimates are continually evaluated as work progresses and are revised as necessary. Factors that must be considered in estimating the work to be completed include, but not limited to: labor productivity, the nature and technical complexity of the work to be performed, availability and cost volatility of materials, subcontractor and vendor performance, warranty costs, volume assumptions, anticipated labor agreements and inflationary trends, schedule and performance delays, availability of funding from the customer, and the recoverability of costs incurred outside the original contract included in any estimates to complete. We review contract performance and cost estimates for some contracts at least monthly and for others at least quarterly and more frequently when circumstances significantly change. When a change in estimate is determined to have an impact on contract profit, we will record a positive or negative adjustment to the statement of operations. Changes in estimates and assumptions related to the status of certain long-term contracts may have a material effect on our operating results. The following table summarizes the impact from changes in estimates and assumptions on the statements of operations on contracts, representing 96% of our Aerospace and Defense segment net sales over the first half of fiscal 2016 and 2015 accounted for under the percentage-of-completion method of accounting:

	Three months ended June 30,	Three months ended May 31,	Six months ended June 30,	Six months ended May 31,
	2016	2015	2016	2015
		As Restated		As Restated
	(In millions, except per share amounts)
(Unfavorable) favorable effect of the changes in contract estimates on income from continuing operations before income taxes	$(3.6)	$8.4	$(3.6)	$9.7
(Unfavorable) favorable effect of the changes in contract estimates on net income	(2.1)	5.0	(2.1)	5.8
(Unfavorable) favorable effect of the changes in contract estimates on basic net income per share	(0.03)	0.08	(0.03)	0.09
(Unfavorable) favorable effect of the changes in contract estimates on diluted net income per share	(0.03)	0.07	(0.03)	0.08
A detailed description of our significant accounting policies can be found in our most recent Annual Report on Form 10-K for the fiscal year ended November 30, 2015.
Arrangements with Off-Balance Sheet Risk
As of June 30, 2016, arrangements with off-balance sheet risk consisted of:

•
$45.3 million in outstanding commercial letters of credit expiring through July 2017, the majority of which may be renewed, primarily to collateralize obligations for environmental remediation and insurance coverage.

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
Liquidity and Capital Resources
Net Cash Provided by (Used in) Operating, Investing, and Financing Activities
The change in cash and cash equivalents was as follows:

	Six months ended June 30,	Six Months Ended May 31,
	2016	2015
	(In millions)
Net Cash Provided by Operating Activities	$3.8	$28.4
Net Cash Used in Investing Activities	(19.5)	(9.4)
Net Cash Used in Financing Activities	(9.1)	(31.4)
Net Decrease in Cash and Cash Equivalents	$(24.8)	$(12.4)
Net Cash Provided by Operating Activities
The $3.8 million of cash provided by operating activities in the first half of fiscal 2016 was primarily the result of $92.7 million of cash generated by the income from continuing operations before income taxes adjusted for non-cash items which was offset by cash used to fund working capital (defined as accounts receivables, inventories, other current assets, accounts payable, contract advances, real estate activities, and other current liabilities). The funding of working capital is primarily due to the following: (i) a decrease of $37.0 million in cash advances on long-term contracts; (ii) an increase of $22.3 million in other current assets, net primarily related to income taxes; and (iii) a decrease of $13.8 million in other current liabilities. In addition, we funded $16.9 million to our retirement benefit plans during the first half of fiscal 2016. The funding of working capital was partially offset by an increase of $23.2 million in accounts payable due to the timing of payments.
The $28.4 million of cash provided by operating activities in the first half of fiscal 2015 was primarily the result of cash provided by the income from continuing operations before income taxes adjusted for non-cash items which generated $103.0 million which was offset by cash used to fund working capital (defined as accounts receivables, inventories, accounts payable, contract advances, and other current assets and liabilities). The funding of working capital is primarily due to the following: (i) a decrease of $22.0 million in other current liabilities related to the expiration of most of the liabilities associated with the UTC Transition Services Agreement, lower income and sales taxes liabilities, and working capital utilization; (ii) a decrease of $15.9 million in accounts payable due to the timing of payments; and (iii) an increase of $12.1 million in inventories primarily due to growth in overhead and the timing of deliveries.
Net Cash Used In Investing Activities
During the first half of fiscal 2016 and 2015, we had capital expenditures of $19.5 million and $9.4 million, respectively. The increase in capital expenditures is primarily related to construction projects associated with supporting our Competitive Improvement Plan.
Net Cash Used in Financing Activities
During the first half of fiscal 2016 and December 2015, we had debt repayments of $107.0 million. During the first half of fiscal 2015, we had debt repayments of $28.5 million.

Debt Activity and Covenants
Our debt principal activity since November 30, 2015 was as follows:

	November 30, 2015	Cash Payments	Borrowings	June 30, 2016
	(In millions)
Term loan	$93.8	$(93.8)	$—	$—
Revolver	—	—	100.0	100.0
7 1/8% Notes (see discussion below)	460.0	—	—	460.0
4 1/16% Convertible Subordinated Debentures(“4 1/16% Debentures”) (see discussion below)	84.6	—	—	84.6
2 1/4% Convertible Subordinated Debentures	0.2	—	—	0.2
Delayed draw term loan	13.0	(13.0)	—	—
Other debt	0.4	(0.2)	—	0.2
Total Debt and Borrowing Activity	$652.0	$(107.0)	$100.0	$645.0
The Senior Credit Facility contains covenants requiring us, commencing with the quarter ending June 30, 2016, to (i) maintain an interest coverage ratio (the "Consolidated Interest Coverage Ratio") of not less than 3.00 to 1.00 and (ii) maintain a leverage ratio ( the "Consolidated Net Leverage Ratio") not to exceed (a) 4.00 to 1.00 from June 30, 2016 through September 30, 2017; (b) 3.75 to 1.00 from December 31, 2016  through September 30, 2018; and (c) 3.50 to 1.00 from December 31, 2018 thereafter, provided that the maximum leverage ratio for all periods shall be increased by 0.50 to 1.00 for two quarters after consummation of a qualified acquisition. We may generally make certain investments, redeem debt subordinated to the Senior Credit Facility and make certain restricted payments (such as stock repurchases and dividends) if our Consolidated Net Leverage Ratio does not exceed 3.25 to 1.00 pro forma for such transaction. We are otherwise subject to customary covenants including limitations on asset sales, incurrence of additional debt, and limitations on certain investments and restricted payments.

Financial Covenant	Actual Ratios as of June 30, 2016	Required Ratios
Consolidated Interest Coverage Ratio, as defined under the Senior Credit Facility	4.85 to 1.00	Not less than: 3.00 to 1.00
Consolidated Net Leverage Ratio, as defined under the Senior Credit Facility	2.42 to 1.00	Not greater than: 4.00 to 1.00
We were in compliance with our financial and non-financial covenants as of June 30, 2016.
Outlook
Short-term liquidity requirements consist primarily of recurring operating expenses, including but not limited to costs related to our capital and environmental expenditures, company-funded research and development expenditures, debt service requirements, and retirement benefit plans. We believe that our existing cash and cash equivalents and availability under our revolving credit facility will provide sufficient funds to meet our operating plan, which includes our CIP and AR1 engine development costs, for the next twelve months. The operating plan for this period provides for full operation of our businesses, and interest and principal payments on our debt. As of June 30, 2016, we had $604.7 million of available borrowings under our Senior Credit Facility. Based on our existing debt agreements, we were in compliance with our financial and non-financial covenants as of June 30, 2016. Our failure to comply with these covenants could result in an event of default that, if not cured or waived, could result in the acceleration of the Senior Credit Facility, the 7 1/8% Notes, and the 4 1/16% Debentures. In addition, our failure to pay principal and interest when due is a default under the Senior Credit Facility, and in certain cases, would cause cross defaults on the 7 1/8% Notes and 4 1/16% Debentures.
In July 2016, $43.0 million of 4 1/16% Debentures were converted to 4.8 million shares of common stock. In addition, on July 18, 2016, we redeemed $460.0 million principal amount of our 7 1/8% Notes, representing all of the outstanding 7 1/8% Notes, at a redemption price equal to 105.344% of the principal amount, plus accrued and unpaid interest. We funded the redemption in part through a $400.0 million drawdown from our term loan facility.
We are committed to a cash management strategy that maintains liquidity to adequately support the operation of the business, our growth strategy and to withstand unanticipated business volatility. We believe that cash generated from operations, together with our current levels of cash and investments as well as availability under our revolving credit facility, should be sufficient to maintain our ongoing operations, support working capital requirements, fund the CIP, make cash contributions of approximately $33 million in fiscal 2016 to our tax-qualified defined benefit pension plan, and fund anticipated capital expenditures related to projected business growth. Our cash management strategy includes maintaining the flexibility to pay down debt and/or repurchase shares depending on economic and other conditions. In connection with the implementation of our cash management strategy, our management may seek to retire or purchase our outstanding debt through cash purchases and/or exchanges for equity securities, in open market purchases, privately negotiated transactions or otherwise if we believe that it is in our best interests. Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.
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
As of June 30, 2016, our debt principal amounts totaled $645.0 million: $545.0 million, or 84%, was at an average fixed rate of 6.65%; and $100.0 million, or 16%, was at a variable rate of 2.66%. As of July 18, 2016, subsequent to the redemption of the 7 1/8% Notes, our debt principal amounts totaled $542.0 million: $42.0 million, or 8%, was at an average fixed rate of 4.08% and $500.0 million, or 92%, was at a variable rate of 2.73%.
The estimated fair value and principal amount of our outstanding debt is presented below:

	Fair Value			Principal Amount
	June 30, 2016	December 31, 2015	November 30, 2015	June 30, 2016	December 31, 2015	November 30, 2015
	(In millions)
Term loan	$—	$92.5	$93.8	$—	$92.5	$93.8
Revolver	100.0	—	—	100.0	—	—
7 1/8% Notes	485.3	479.6	480.1	460.0	460.0	460.0
4 1/16% Debentures	172.3	149.5	164.0	84.6	84.6	84.6
Delayed draw term loan	—	13.0	13.0	—	13.0	13.0
Other debt	0.4	0.6	0.6	0.4	0.5	0.6
	$758.0	$735.2	$751.5	$645.0	$650.6	$652.0
The fair values of the 7 1/8% Notes and 4 1/16% Debentures were determined using broker quotes that are based on open markets of our debt securities as of June 30, 2016, December 31, 2015, and November 30, 2015. The fair value of the revolver, term loan, and other debt was determined to approximate carrying value.
Item 4. Controls and Procedures
Evaluation of disclosure controls and procedures
Management has conducted an evaluation (with the participation of our Chief Executive Officer and Chief Financial Officer), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of June 30, 2016. The Company previously reported material weaknesses in internal control over financial reporting related to the following matters: (i) the Company did not adequately design controls related to purchase accounting considerations for long-term customer contracts acquired as part of a business combination and (ii) the Company did not maintain effective controls over the integration of the Company’s accounting policies, practices and controls applicable to the acquired Rocketdyne Business, including those over the segmentation criteria applicable to long-term contracts.
Additionally, during the quarter ended June 30, 2016, we determined that we did not maintain adequate controls over the completeness and accuracy of our accounting for income taxes, including the income tax provision and related tax assets and liabilities. Specifically, we did not design effective controls related to the preparation and review of the financial information used in the calculation of our annual and quarterly income tax provision. As a result, we identified errors in deferred tax assets, income taxes payable, uncertain tax positions and income tax expense accounts, during the quarter ended June 30, 2016. Although this material weakness did not result in a material misstatement of the Company’s consolidated financial statements for the year ended November 30, 2015, or the unaudited condensed consolidated financial statements for the interim periods during fiscal year 2016, the existence of the control deficiency could result in material misstatements to the annual or interim consolidated financial statements that would not be prevented or detected.
Because we determined that the material weakness, identified during the quarter ended June 30, 2016, has existed since November 30, 2015, we will amend our Annual Report on Form 10-K for fiscal year 2015, and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, to describe the additional material weakness.
As a result of these material weaknesses in the Company’s internal control over financial reporting, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2016.
Disclosure controls and procedures are designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed under the Exchange Act is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure as of the end of the period covered by this report.
Remediation of Material Weaknesses
Management is in the process of improving and strengthening the internal controls related to the above matters, including to: (i) ensure the percent complete on all acquired long-term customer contracts is reset to zero upon acquisition; (ii) verify that all acquired long-term customer contracts are appropriately evaluated for necessary fair value adjustments during the measurement period following the close of the transaction; (iii) assess acquiree accounting policies and evaluate the impact of those policies on the fair value of acquired long-term customer contracts upon acquisition; and (iv) hire additional tax resources (internal or external) and implement additional controls to validate the completeness and accuracy of financial information utilized in our accounting for income taxes. Notwithstanding the above, the identified material weaknesses in our internal control over financial reporting will not be considered remediated until the new controls are fully implemented, in operation for a sufficient period of time, tested and concluded by management to be designed and operating effectively.
Changes in internal control over financial reporting
There were no changes in internal controls over financial reporting that occurred during the most recent fiscal quarter that have materially, or are reasonably likely to materially affect, the effectiveness of our internal controls over financial reporting.
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

Asbestos Cases. The following table sets forth information related to our historical product liability costs associated with our asbestos litigation cases since November 30, 2015:

Claims filed as of November 30, 2015	83
Claims filed	9
Claims dismissed	(23)
Claims settled	(4)
Claims pending as of June 30, 2016	65
Aggregate settlement costs	$0.1
Average settlement costs (1)	$—
_______
(1) Less than $0.1 million.
Item 1A. Risk Factors
The information presented below sets forth what we reasonably believe represent material changes to the risk factors described in our Annual Report on Form 10-K for the fiscal year ended November 30, 2015, and should be read in conjunction with the risk factors therein and the information described in this Quarterly Report.
Failure to maintain effective internal controls in accordance with the Sarbanes-Oxley Act of 2002 could negatively impact the market price of our common stock.
We identified material weaknesses in our internal controls due to the following matters: (i) we did not adequately design controls related to purchase accounting considerations for long-term customer contracts acquired as part of a business combination; (ii) we did not maintain effective controls over the integration of the Company’s accounting policies, practices and controls applicable to the acquired Rocketdyne Business, including those over the segmentation criteria applicable to long-term contracts; and (iii) we determined that we did not maintain adequate controls over the completeness and accuracy of our accounting for income taxes, including the income tax provision and related tax assets and liabilities. As a result of these material weaknesses, errors occurred in several significant accounts in fiscal 2015, 2014 and 2013 consolidated financial statements that were not detected. The areas most affected by these deficiencies include net sales, costs of sales, depreciation expense, inventory, accounts receivable, goodwill, property, plant and equipment, net and income taxes. Due to these material weaknesses, management believes that as of November 30, 2015, our internal control over financial reporting was not effective based on the Committee of Sponsoring Organizations of the Treadway Commission criteria. We have and will continue to implement various initiatives in fiscal 2016 to improve our internal controls over financial reporting and address the matters discussed in Management’s Report on Internal Control over Financial Reporting. The implementation of the initiatives and the consideration of additional necessary improvements are among our highest priorities. Management will continually assess the progress of the initiatives and the improvements, and take further actions as deemed necessary. In addition, management will report such progress to the Board of Directors, under the direction of the Audit Committee. Until the identified material weaknesses are eliminated, there is a risk of a material adverse effect on our operations or financial results.
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

101*
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) Unaudited Condensed Consolidated Statements of Operations, (ii) Unaudited Condensed Consolidated Statements of Comprehensive Income, (iii) Unaudited Condensed Consolidated Balance Sheets, (iv) Unaudited Condensed Consolidated Statement of Stockholders’ Deficit, (v) Unaudited Condensed Consolidated Statements of Cash Flows, and (vi) Unaudited Notes to Unaudited Condensed Consolidated Financial Statements.

* Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Aerojet Rocketdyne Holdings, Inc.

Date:	August 9, 2016	By:	/s/ Eileen P. Drake
Eileen P. Drake Chief Executive Officer and President (Principal Executive Officer)

Date:	August 9, 2016	By:	/s/ Kathleen E. Redd
Kathleen E. Redd Vice President, Chief Financial Officer and Assistant Secretary (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

No.	Description

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a — 14 (a) of the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a — 14 (a) of the Securities Exchange Act of 1934, as amended.
32.1*
Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a — 14(b) of the Securities and Exchange Act of 1934, as amended, and 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) Unaudited Condensed Consolidated Statements of Operations, (ii) Unaudited Condensed Consolidated Statements of Comprehensive Income, (iii) Unaudited Condensed Consolidated Balance Sheets, (iv) Unaudited Condensed Consolidated Statement of Stockholders’ Deficit, (v) Unaudited Condensed Consolidated Statements of Cash Flows, and (vi) Unaudited Notes to Unaudited Condensed Consolidated Financial Statements.

_______
* Filed herewith.