Form 10-K/A
period 2015-11-30
AEROJET ROCKETDYNE HOLDINGS, INC.
filed 2016-08-17
CIK 40888

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-K/A
Amendment No. 1

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

Explanatory Note
In this Amendment No. 1 to the Annual Report on Form 10-K/A (the “Amended Filing”) for the year ended November 30, 2015, Aerojet Rocketdyne Holdings, Inc. (the “Company”) is updating the Form 10-K as filed with the Securities and Exchange Commission (the “SEC”) on February 16, 2016 (the “Original Filing”) to (i) reflect a revision to the disclosure on our assessment of internal controls over financial reporting in Item 9A and (ii) update Item 8 to reflect the revised “Report of Independent Registered Certified Public Accounting Firm” of PricewaterhouseCoopers LLP. These updates are a result of identifying an additional material weakness in the Company’s internal control over financial reporting related to the completeness and accuracy of the Company's accounting for income taxes. Except for the inclusion of new certifications required by Rule 13a-14 under the Securities Exchange Act of 1934, as amended (“Exchange Act”), a revised report and new consent of the independent registered public accounting firm (and related amendment to the Exhibit Index to reflect the addition of such certifications and consent), and as required to reflect the change in Item 9A, this Amended Filing speaks only as of the date of the Original Filing and does not modify or update any other disclosures contained in our Original Filing. This Amended Filing should be read in conjunction with the Original Filing and reports filed with the SEC subsequent to the Original Filing.
PART II

Item 8.	Consolidated Financial Statements and Supplementary Data
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Aerojet Rocketdyne Holdings, Inc.:
In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of comprehensive (loss) income, of stockholders’ (deficit) equity, and of cash flows present fairly, in all material respects, the financial position of Aerojet Rocketdyne Holdings, Inc. and its subsidiaries as of November 30, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended November 30, 2015 in conformity with accounting principles generally accepted in the United States of America. Management and we previously concluded that the Company did not maintain effective internal control over financial reporting as of November 30, 2015 because of the material weaknesses related to (a) the purchase accounting considerations for long-term customer contracts acquired as part of a business combination, and (b) the integration of the Company’s accounting policies, practices and controls applicable to the acquired Rocketdyne Business, including those over the segmentation criteria applicable to long-term contracts. However, management has subsequently determined that a material weakness in internal control over financial reporting related to the preparation and review of the financial information used in the calculation of the Company’s annual and quarterly income tax provision also existed as of November 30, 2015. Accordingly, Management’s Report on Internal Control over Financial Reporting and our opinion on the effectiveness of internal control over financial reporting has been restated to include this additional material weakness. Also in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of November 30, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) because material weaknesses in internal control over financial reporting related to ineffective controls over (a) the purchase accounting considerations for long-term customer contracts acquired as part of a business combination, (b) the integration of the Company’s accounting policies, practices and controls applicable to the acquired Rocketdyne Business, including those over the segmentation criteria applicable to long-term contracts, and (c) the completeness and accuracy of the Company’s accounting for income taxes, including the income tax provision and related tax assets and liabilities. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses referred to above are described in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. We considered these material weaknesses in determining the nature, timing, and extent of audit tests applied in our audit of the 2015 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements. The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in management's report referred to above. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
/s/ PricewaterhouseCoopers LLP
Sacramento, California
February 16, 2016, except with respect to our opinion on internal control over financial reporting insofar as it relates to the effects of the matter described in the penultimate paragraph of Management’s Report on Internal Control over Financial Reporting, as to which the date is August 16, 2016

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

Item 9A.	Controls and Procedures
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
Management’s Report on Internal Control Over Financial Reporting (Restated)
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
(a)We did not adequately design controls related to purchase accounting considerations for long-term customer contracts acquired as part of a business combination. Specifically, we did not have appropriate controls in place to (i) ensure that the estimate of the acquired contracts’ percentage of completion used to recognize revenue was based on our estimate of remaining effort on such contracts at the acquisition date instead of the inception date of the contract; (ii) identify changes to the results of the fair value assessment of acquired customer contracts performed by the Company’s third party valuation expert during the measurement period following the close of the transaction; and (iii) evaluate the long-term contract accounting policies of the acquired business to determine the impact on the fair value of acquired contracts.
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
(b)We did not maintain effective controls over the integration of the Company’s accounting policies, practices and controls applicable to the acquired Rocketdyne Business, including those over the segmentation criteria applicable to long-term contracts. Specifically, we did not provide oversight to, or fully evaluate the results of an accounting conclusion reached by Rocketdyne management regarding significant customer contract amendments.
This material weakness resulted in errors in net sales and accounts receivable in the consolidated financial statements for the years ended November 30, 2013 and 2014, and the unaudited quarterly financial information for the first three quarters in fiscal 2015 and each of the quarters in fiscal 2014. These errors were corrected through restatement of those periods.
(c) We did not maintain adequate controls over the completeness and accuracy of our accounting for income taxes, including the income tax provision and related tax assets and liabilities. Specifically, we did not design effective controls related to the preparation and review of the financial information used in the calculation of our annual and quarterly income tax provision.
This material weakness resulted in errors to deferred tax assets, income taxes payable, uncertain tax positions and income tax expense accounts in the consolidated financial statements for the year ended November 30, 2015. This material weakness did not result in a material misstatement of the Company’s consolidated financial statements for the year ended November 30, 2015.
Additionally, these material weaknesses could result in a material misstatement of the aforementioned account balances or disclosures that would result in a misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.
In Management’s Report on Internal Control Over Financial Reporting included in our original Annual Report on Form 10-K for the year ended November 30, 2015, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that we did not maintain effective internal control over financial reporting as of November 30, 2015 because of the material weaknesses described in (a) and (b) above. Management subsequently concluded that the material weakness described in (c) above also existed as of November 30, 2015. As a result, we have concluded that we did not maintain effective internal control over financial reporting as of November 30, 2015, based on the criteria in Internal Control-Integrated Framework (2013) issued by the COSO. Accordingly, management has restated its report on internal control over financial reporting to include this additional material weakness.
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
We are also evaluating the composition of the internal controls in place for our income tax accounting and intend to perform the following:

•	Hire additional tax resources (either internal or external) with the requisite skillset to supplement the current complement of tax professionals in place; and

•	Develop and implement controls that will be executed consistently to validate the completeness and accuracy of the financial information utilized in our accounting for income taxes.
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
Changes in Internal Control Over Financial Reporting
There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended November 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

3.3	Certificate of Incorporation, as of April 11, 2014, as amended on April 27, 2015.
3.4	Bylaws, effective April 11, 2014 was filed as Exhibit 3.4 to GenCorp Inc.’s Current Report on Form 8-K dated April 11, 2014 (File No. 1-01520), and is incorporated herein by reference.
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

21.1	Subsidiaries of the Company.
23.1*	Consent of Independent Registered Public Accounting Firm.
24.1	Power of Attorney
31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
32.1*
Certification of Principal Executive Officer and Principal Accounting Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 as amended, and 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document, as filed on February 16, 2016
101.SCH	XBRL Taxonomy Extension Schema, as filed on February 16, 2016
101.CAL	XBRL Taxonomy Extension Calculation Linkbase, as filed on February 16, 2016
101.DEF	XBRL Taxonomy Extension Definition Linkbase, as filed on February 16, 2016
101.LAB	XBRL Taxonomy Extension Label Linkbase, as filed on February 16, 2016
101.PRE	XBRL Taxonomy Extension Presentation Linkbase, as filed on February 16, 2016
 ___________

*	Filed herewith. All other exhibits have been previously filed.

**	Schedules and Exhibits have been omitted, but will be furnished to the SEC upon request.

†	Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
August 16, 2016

Aerojet Rocketdyne Holdings, Inc.
By:	/s/ EILEEN P. DRAKE
Eileen P. Drake
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature		Title	Date
/s/ EILEEN P. DRAKE Eileen P. Drake		President, Chief Executive Officer and Director (Principal Executive Officer)	August 16, 2016
/s/ KATHLEEN E. REDD Kathleen E. Redd		Vice President, Chief Financial Officer and Assistant Secretary (Principal Financial Officer and Principal Accounting Officer)	August 16, 2016
* Warren G. Lichtenstein		Chairman of the Board of Directors	August 16, 2016
* Thomas A. Corcoran		Director	August 16, 2016
* James R. Henderson		Director	August 16, 2016
* Lance W. Lord		Director	August 16, 2016
* Merrill A. McPeak		Director	August 16, 2016
* James H. Perry		Director	August 16, 2016
* Martin Turchin		Director	August 16, 2016
* By:	/s/ KATHLEEN E. REDD Kathleen E. Redd	Attorney-in-Fact pursuant to Power of Attorney	August 16, 2016

EXHIBIT INDEX

Table Item No.	Exhibit Description
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

3.3	Certificate of Incorporation, as of April 11, 2014, as amended on April 27, 2015.
3.4	Bylaws, effective April 11, 2014 was filed as Exhibit 3.4 to GenCorp Inc.’s Current Report on Form 8-K dated April 11, 2014 (File No. 1-01520), and is incorporated herein by reference.
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

21.1	Subsidiaries of the Company.
23.1*	Consent of Independent Registered Public Accounting Firm.
24.1	Power of Attorney
31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
32.1*
Certification of Principal Executive Officer and Principal Accounting Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 as amended, and 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document, as filed on February 16, 2016
101.SCH	XBRL Taxonomy Extension Schema, as filed on February 16, 2016
101.CAL	XBRL Taxonomy Extension Calculation Linkbase, as filed on February 16, 2016
101.DEF	XBRL Taxonomy Extension Definition Linkbase, as filed on February 16, 2016
101.LAB	XBRL Taxonomy Extension Label Linkbase, as filed on February 16, 2016
101.PRE	XBRL Taxonomy Extension Presentation Linkbase, as filed on February 16, 2016
_____

*	Filed herewith. All other exhibits have been previously filed.

**	Schedules and Exhibits have been omitted, but will be furnished to the SEC upon request.

†	Management contract or compensatory plan or arrangement.