Form 10-Q/A
period 2016-03-31
AEROJET ROCKETDYNE HOLDINGS, INC.
filed 2016-08-17
CIK 40888

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-Q/A
(Amendment No. 1)
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

EXPLANATORY NOTE
This Amendment No. 1 on Form 10-Q/A (the “Amended Filing”) amends Aerojet Rocketdyne Holdings, Inc.'s (the “Company”) original Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 (the “Original Filing”). The purpose of the Amended Filing is to revise Part I, Item 4 to reflect an update to our assessment of disclosure controls and procedures. This update is a result of the identification of an additional material weakness in the Company’s internal control over financial reporting related to the completeness and accuracy of the Company's accounting for income taxes. Other than the inclusion within the Amended Filing of new certifications required by management (and related amendment to the Exhibit Index to reflect the addition of such certifications), the Amended Filing speaks only as of the date of the Original Filing and does not modify or update any other disclosures contained in our Original Filing. This Amended Filing should be read in conjunction with the Original Filing and reports filed with the Securities and Exchange Commission (the “SEC”) subsequent to the Original Filing.
Part I — FINANCIAL INFORMATION
Item 4. Controls and Procedures
Evaluation of disclosure controls and procedures
At the time that our Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 was filed on May 10, 2016, management conducted an evaluation (with the participation of our Chief Executive Officer and Chief Financial Officer), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of March 31, 2016. The Company previously reported material weaknesses in internal control over financial reporting related to the following matters: (i) the Company did not adequately design controls related to purchase accounting considerations for long-term customer contracts acquired as part of a business combination and (ii) the Company did not maintain effective controls over the integration of the Company’s accounting policies, practices and controls applicable to the acquired Rocketdyne Business, including those over the segmentation criteria applicable to long-term contracts.
Subsequent to the above evaluation, our Chief Executive Officer and Chief Financial Officer determined that we also did not maintain adequate controls over the completeness and accuracy of our accounting for income taxes, including the income tax provision and related tax assets and liabilities. Specifically, we did not design effective controls related to the preparation and review of the financial information used in the calculation of our annual and quarterly income tax provision. As a result, we identified errors in deferred tax assets, income taxes payable, uncertain tax positions and income tax expense accounts, during the quarter ended June 30, 2016. Although this material weakness did not result in a material misstatement of the Company’s consolidated financial statements for the year ended November 30, 2015, or the unaudited condensed consolidated financial statements for the interim periods during fiscal year 2016, the existence of the control deficiency could result in material misstatements to the annual or interim consolidated financial statements that would not be prevented or detected.
As a result of these material weaknesses in the Company’s internal control over financial reporting the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2016.
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
Changes in internal control over financial reporting

There were no changes to our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

101*
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) Unaudited Condensed Consolidated Statements of Operations, (ii) Unaudited Condensed Consolidated Statements of Comprehensive Income, (iii) Unaudited Condensed Consolidated Balance Sheets, (iv) Unaudited Condensed Consolidated Statement of Stockholders’ Deficit, (v) Unaudited Condensed Consolidated Statements of Cash Flows, and (vi) Unaudited Notes to Unaudited Condensed Consolidated Financial Statements, as filed on May 10, 2016.

* Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Aerojet Rocketdyne Holdings, Inc.

Date:	August 16, 2016	By:	/s/ Eileen P. Drake
Eileen P. Drake President and Chief Executive Officer (Principal Executive Officer)

Date:	August 16, 2016	By:	/s/ Kathleen E. Redd
Kathleen E. Redd Vice President, Chief Financial Officer and Assistant Secretary (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

No.	Description

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a — 14 (a) of the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a — 14 (a) of the Securities Exchange Act of 1934, as amended.
32.1*
Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a — 14(b) of the Securities and Exchange Act of 1934, as amended, and 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) Unaudited Condensed Consolidated Statements of Operations, (ii) Unaudited Condensed Consolidated Statements of Comprehensive Income, (iii) Unaudited Condensed Consolidated Balance Sheets, (iv) Unaudited Condensed Consolidated Statement of Stockholders’ Deficit, (v) Unaudited Condensed Consolidated Statements of Cash Flows, and (vi) Unaudited Notes to Unaudited Condensed Consolidated Financial Statements, as filed on May 10, 2016.

_______
* Filed herewith.

5