Form 10-Q
period 2016-09-30
AEROJET ROCKETDYNE HOLDINGS, INC.
filed 2016-11-01
CIK 40888

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-Q
 (Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended: September 30, 2016
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                      to
Commission File Number 1-01520
  Aerojet Rocketdyne Holdings, Inc.
(Exact name of registrant as specified in its charter)

Delaware	34-0244000
(State of Incorporation)	(I.R.S. Employer Identification No.)

222 N. Sepulveda Blvd, Suite 500 El Segundo, California	90245
(Address of Principal Executive Offices)	(Zip Code)
Registrant’s telephone number, including area code (310) 252-8100
 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 24, 2016, there were 70.0 million outstanding shares of our Common Stock, including redeemable common stock and unvested common shares, $0.10 par value.

Aerojet Rocketdyne Holdings, Inc.
Quarterly Report on Form 10-Q
For the Quarterly Period Ended September 30, 2016

Part I — FINANCIAL INFORMATION
Item 1. Financial Statements
Aerojet Rocketdyne Holdings, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended September 30,	Three months ended August 31,	Nine months ended September 30,	Nine months ended August 31,
	2016	2015	2016	2015
		As Restated		As Restated
	(In millions, except per share amounts)
Net sales	$463.8	$441.0	$1,229.1	$1,221.8
Operating costs and expenses:
Cost of sales (exclusive of items shown separately below)	405.4	373.1	1,071.6	1,031.2
AR1 research and development (see Note 1)	—	8.3	—	10.5
Selling, general and administrative	10.8	11.5	36.0	40.7
Depreciation and amortization	15.4	16.1	45.9	48.5
Other expense, net:
Loss on debt	34.1	1.1	34.5	1.8
Legal settlement	—	50.0	—	50.0
Other	17.5	29.3	19.1	33.1
Total operating costs and expenses	483.2	489.4	1,207.1	1,215.8
Operating (loss) income	(19.4)	(48.4)	22.0	6.0
Non-operating (income) expense:
Interest income	(0.1)	(0.1)	(0.4)	(0.2)
Interest expense	5.9	11.9	27.4	38.5
Total non-operating expense, net	5.8	11.8	27.0	38.3
Loss from continuing operations before income taxes	(25.2)	(60.2)	(5.0)	(32.3)
Income tax benefit	(14.2)	(21.7)	(5.1)	(7.6)
(Loss) income from continuing operations	(11.0)	(38.5)	0.1	(24.7)
(Loss) income from discontinued operations, net of income taxes	(0.1)	0.6	(0.2)	0.8
Net loss	$(11.1)	$(37.9)	$(0.1)	$(23.9)
Loss Per Share of Common Stock
Basic and Diluted:
(Loss) income from continuing operations	$(0.17)	$(0.62)	$—	$(0.40)
(Loss) income from discontinued operations, net of income taxes	—	0.01	—	0.01
Net loss	$(0.17)	$(0.61)	$—	$(0.39)
Weighted average shares of common stock outstanding, basic	67.0	61.8	64.6	60.5
Weighted average shares of common stock outstanding, diluted	67.0	61.8	64.7	60.5
See Notes to Unaudited Condensed Consolidated Financial Statements.

Aerojet Rocketdyne Holdings, Inc.
Condensed Consolidated Statements of Comprehensive (Loss) Income
(Unaudited)

	Three months ended September 30,	Three months ended August 31,	Nine months ended September 30,	Nine months ended August 31,
	2016	2015	2016	2015
		As Restated		As Restated
	(In millions)
Net loss	$(11.1)	$(37.9)	$(0.1)	$(23.9)
Other comprehensive income:
Amortization of actuarial losses and prior service credits, net of income taxes	9.2	11.8	27.3	36.2
Comprehensive (loss) income	$(1.9)	$(26.1)	$27.2	$12.3
See Notes to Unaudited Condensed Consolidated Financial Statements.

Aerojet Rocketdyne Holdings, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

	September 30, 2016	December 31, 2015	November 30, 2015
	(In millions, except per share and share amounts)
ASSETS
Current Assets
Cash and cash equivalents	$129.3	$208.5	$211.1
Accounts receivable	147.3	169.5	171.5
Inventories	157.2	156.2	157.5
Recoverable from the U.S. government and other third parties for environmental remediation costs	26.5	24.0	24.0
Receivable from Northrop Grumman Corporation (“Northrop”)	6.0	6.0	6.0
Other current assets, net	82.5	69.2	64.4
Deferred income taxes	24.8	36.5	28.1
Total Current Assets	573.6	669.9	662.6
Noncurrent Assets
Property, plant and equipment, net	359.7	363.3	365.8
Real estate held for entitlement and leasing	90.4	86.2	86.2
Recoverable from the U.S. government and other third parties for environmental remediation costs	241.5	207.2	210.4
Receivable from Northrop	62.3	63.2	62.7
Deferred income taxes	273.7	288.3	286.7
Goodwill	158.1	158.1	158.1
Intangible assets	97.7	107.7	108.8
Other noncurrent assets, net	95.0	81.6	82.0
Total Noncurrent Assets	1,378.4	1,355.6	1,360.7
Total Assets	$1,952.0	$2,025.5	$2,023.3
LIABILITIES, REDEEMABLE COMMON STOCK, AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Short-term borrowings and current portion of long-term debt, net of deferred financing costs	$20.3	$5.3	$5.3
Accounts payable	76.3	64.2	105.2
Reserves for environmental remediation costs	37.4	32.6	32.6
Postretirement medical and life insurance benefits	6.0	6.0	6.0
Advance payments on contracts	204.0	230.9	203.7
Other current liabilities	147.0	203.1	201.3
Total Current Liabilities	491.0	542.1	554.1
Noncurrent Liabilities
Senior debt, net of deferred financing costs	472.9	86.8	88.1
Second-priority senior notes, net of deferred financing costs	—	449.4	449.4
Convertible subordinated notes	41.6	84.8	84.8
Other debt, net of deferred financing costs	—	12.7	12.8
Reserves for environmental remediation costs	315.9	269.7	273.5
Pension benefits	556.1	580.6	566.2
Postretirement medical and life insurance benefits	43.0	44.8	45.5
Other noncurrent liabilities	95.4	95.2	94.4
Total Noncurrent Liabilities	1,524.9	1,624.0	1,614.7
Total Liabilities	2,015.9	2,166.1	2,168.8
Commitments and contingencies (Note 7)
Redeemable common stock, par value of $0.10; 0.1 million shares issued and outstanding as of September 30, 2016, December 31, 2015, and November 30, 2015	1.1	1.6	0.9
Stockholders’ Deficit
Preference stock, par value of $1.00; 15.0 million shares authorized; none issued or outstanding	—	—	—
Common stock, par value of $0.10; 150.0 million shares authorized; 68.5 million shares issued and outstanding as of September 30, 2016; 62.9 million shares issued and outstanding as of December 31, 2015 and November 30, 2015	6.9	6.5	6.5
Other capital	392.2	342.6	340.1
Treasury stock at cost, 3.5 million shares as of September 30, 2016, December 31, 2015 and November 30, 2015	(64.5)	(64.5)	(64.5)
Accumulated deficit	(79.9)	(79.8)	(86.8)
Accumulated other comprehensive loss, net of income taxes	(319.7)	(347.0)	(341.7)
Total Stockholders’ Deficit	(65.0)	(142.2)	(146.4)
Total Liabilities, Redeemable Common Stock and Stockholders’ Deficit	$1,952.0	$2,025.5	$2,023.3
See Notes to Unaudited Condensed Consolidated Financial Statements.

Aerojet Rocketdyne Holdings, Inc.
Condensed Consolidated Statement of Stockholders’ Deficit
(Unaudited)

	Common Stock					Accumulated Other	Total
			Other Capital	Treasury Stock	Accumulated Deficit	Comprehensive Loss	Stockholders' Deficit
	Shares	Amount
	(In millions)
November 30, 2015	62.9	$6.5	$340.1	$(64.5)	$(86.8)	$(341.7)	$(146.4)
Net income	—	—	—	—	7.0	—	7.0
Actuarial losses, net of income taxes	—	—	—	—	—	(8.6)	(8.6)
Amortization of actuarial losses and prior service credits, net of income taxes	—	—	—	—	—	3.3	3.3
Reclassification from redeemable common stock	—	—	(0.7)	—	—	—	(0.7)
Tax benefit from shares issued under equity plans	—	—	2.4	—	—	—	2.4
Repurchase of shares to satisfy tax withholding obligations	—	—	(0.2)	—	—	—	(0.2)
Stock-based compensation and other, net	—	—	1.0	—	—	—	1.0
December 31, 2015	62.9	6.5	342.6	(64.5)	(79.8)	(347.0)	(142.2)
Net loss	—	—	—	—	(0.1)	—	(0.1)
Amortization of actuarial losses and prior service credits, net of income taxes	—	—	—	—	—	27.3	27.3
Conversion of debt to common stock	4.8	0.4	42.6	—	—	—	43.0
Reclassification from redeemable common stock	—	—	0.5	—	—	—	0.5
Tax benefit from shares issued under equity plans	—	—	0.3	—	—	—	0.3
Repurchase of shares for option cost and to satisfy tax withholding obligations	(0.2)	—	(3.5)	—	—	—	(3.5)
Stock-based compensation and shares issued under equity plans	1.0	—	9.7	—	—	—	9.7
September 30, 2016	68.5	$6.9	$392.2	$(64.5)	$(79.9)	$(319.7)	$(65.0)
See Notes to Unaudited Condensed Consolidated Financial Statements.

Aerojet Rocketdyne Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine months ended September 30,	Nine months ended August 31,
	2016	2015
		As Restated
	(In millions)
Operating Activities
Net loss	$(0.1)	$(23.9)
Adjustments to reconcile net loss to net cash provided by operating activities:
Loss (income) from discontinued operations, net of income taxes	0.2	(0.8)
Depreciation and amortization	45.9	48.5
Amortization of deferred financing costs	1.7	2.0
Stock-based compensation	7.7	10.7
Retirement benefit expense	51.7	50.6
Loss on debt	34.5	1.8
Loss on disposal and sale of assets	0.4	0.2
Tax benefit on stock-based awards	(0.3)	(2.0)
Changes in assets and liabilities:
Accounts receivable	22.2	(18.8)
Inventories	(1.0)	(9.9)
Other current assets, net	(13.4)	(20.1)
Real estate held for entitlement and leasing	(4.5)	(5.1)
Receivable from Northrop	0.9	(1.2)
Recoverable from the U.S. government and other third parties for environmental remediation costs	(36.8)	(39.8)
Other noncurrent assets	(12.3)	(10.8)
Accounts payable	11.5	(15.3)
Pension and postretirement medical and life benefits	(33.1)	(3.7)
Advance payments on contracts	(26.9)	14.3
Other current liabilities	(57.9)	19.2
Deferred income taxes	9.2	(10.7)
Reserves for environmental remediation costs	51.0	70.1
Other noncurrent liabilities	(1.7)	15.2
Net Cash Provided by Operating Activities	48.9	70.5
Investing Activities
Proceeds from sale of technology	0.5	—
Capital expenditures	(30.5)	(17.9)
Net Cash Used in Investing Activities	(30.0)	(17.9)
Financing Activities
Proceeds from issuance of debt	500.0	—
Debt issuance costs	(3.7)	—
Debt repayments	(595.3)	(72.0)
Repurchase of shares to satisfy employee tax withholding obligations	(2.4)	(6.5)
Proceeds from shares issued under stock plans	3.0	1.3
Tax benefit on stock-based awards	0.3	2.0
Net Cash Used in Financing Activities	(98.1)	(75.2)
Net Decrease in Cash and Cash Equivalents	(79.2)	(22.6)
Cash and Cash Equivalents at Beginning of Period	208.5	265.9
Cash and Cash Equivalents at End of Period	$129.3	$243.3
Supplemental disclosures of cash flow information
Cash paid for interest	$35.2	$30.9
Cash paid for income taxes	30.3	27.1
Conversion of debt to common stock	43.0	49.0
See Notes to Unaudited Condensed Consolidated Financial Statements.

Aerojet Rocketdyne Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
Note 1. Basis of Presentation and Nature of Operations
Aerojet Rocketdyne Holdings, Inc. (“Aerojet Rocketdyne Holdings” or the “Company”) has prepared the accompanying unaudited condensed consolidated financial statements, including its accounts and the accounts of its wholly-owned subsidiaries, in accordance with the instructions to Form 10-Q. The year-end, November 30, 2015, condensed consolidated balance sheet was derived from audited financial statements but does not include all of the disclosures required by accounting principles generally accepted in the United States of America (“GAAP”). These interim financial statements should be read in conjunction with the financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K/A for the fiscal year ended November 30, 2015 and the Company's Quarterly Reports on Form 10-Q and 10-Q/A for the periods ended March 31, 2016 and June 30, 2016, as filed with the Securities and Exchange Commission (“SEC”). All financial information related to the December 31, 2015 condensed consolidated balance sheet is unaudited. Certain reclassifications have been made to financial information for the prior year to conform to the current year’s presentation.
On January 20, 2016, the Company's board of directors approved a change in the Company's fiscal year-end from November 30 of each year to December 31 of each year. The fiscal year of the Company's subsidiary, Aerojet Rocketdyne, ends on the last Saturday in December. The audited results for the month ended December 31, 2015 will be included in the Company's Annual Report on Form 10-K for the fiscal year ending December 31, 2016. Financial information for the three and nine months ended September 30, 2015 has not been included in this Form 10-Q for the following reasons: (i) the three and nine months ended August 31, 2015 provide a meaningful comparison for the three and nine months ended September 30, 2016; (ii) there are no significant factors, seasonal or other, that would impact the comparability of information if the results for the three and nine months ended September 30, 2015 were presented in lieu of results for the three and nine months ended August 31, 2015; and (iii) it was not practicable or cost justified to prepare this information.
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
In June 2013, the Company acquired the Pratt & Whitney Rocketdyne division (the “Rocketdyne Business”) from United Technologies Corporation (“UTC”).
The Company restated its financial information for the third quarter and first nine months of fiscal 2015. See Note 13 for additional information.

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
AR1 Research and Development
Company-sponsored research and development ("R&D") expenses (reported as a component of cost of sales) are generally reimbursed via allocation of such expenses among all contracts and programs in progress under U.S. government contractual arrangements. The Company's newest large liquid booster engine development project, the AR1, recorded $37.3 million of such reimbursable costs from inception through September 30, 2016. During the third quarter of fiscal 2015, the Company began separately reporting the portion of the engine development expenses associated with the AR1 project which were currently not reimbursed via allocation across all contracts and programs in progress under U.S. governmental contractual arrangements.
In February 2016, the U.S. Air Force selected Aerojet Rocketdyne and United Launch Alliance ("ULA") to share in a public-private partnership to develop jointly the AR1 engine. The total agreement is valued at $804 million with the U.S. Air Force investing two-thirds of the funding required to complete development of the AR1 engine by 2019. The work is expected to be completed no later than December 31, 2019. The U.S. Air Force has obligated $115.3 million with Aerojet Rocketdyne contributing $52.7 million and ULA contributing $5.0 million. The total potential U.S. government investment, including all options, is $536 million. The total potential investment by Aerojet Rocketdyne and its partners, including all options, is $268 million. Under the terms of the AR1 agreement, the U.S. Air Force contributions are recognized proportionately as an offset to R&D expenses. In the event the Company records a receivable for a milestone prior to expending the prospective proportional share to be contributed by the Company, the amount is recorded as an accrued liability until earned. Through September 30, 2016, the Company has recorded receivables in the aggregate from the U.S. Air Force and ULA of $66.0 million (of which $52.5 million has been collected) related to AR1 engine development which was recorded as a reduction of the AR1 R&D costs.
From inception through September 30, 2016, AR1 costs not charged to U.S. governmental contractual arrangements and therefore not reimbursed amounted to $32.1 million, bringing the inception to date AR1 R&D costs incurred through September 30, 2016 to $135.4 million. The AR1 inception to date project costs are summarized as follows (in millions):

AR1 R&D costs incurred	$135.4
Less amounts funded by the U.S. Air Force	(61.7)
Less amounts funded by ULA	(4.3)
AR1 R&D costs net of reimbursements	69.4
AR1 R&D costs expensed and not applied to contracts	(32.1)
Net AR1 R&D costs applied to contracts	$37.3
Revenue Recognition
In the Company’s Aerospace and Defense segment, recognition of profit on long-term contracts requires the use of assumptions and estimates related to the contract value or total contract revenue, the total cost at completion and the measurement of progress towards completion. Due to the nature of the programs, developing the estimated total cost at completion requires the use of significant judgment. Estimates are continually evaluated as work progresses and are revised as necessary. Factors that must be considered in estimating the work to be completed include, but not limited to: labor productivity, the nature and technical complexity of the work to be performed, availability and cost volatility of materials, subcontractor and vendor performance, warranty costs, volume assumptions, anticipated labor agreements and inflationary trends, schedule and performance delays, availability of funding from the customer, and the recoverability of costs incurred outside the original contract included in any estimates to complete. The Company reviews contract performance and cost estimates for some contracts at least monthly and for others at least quarterly and more frequently when circumstances significantly change. When a change in estimate is determined to have an impact on contract profit, the Company will record a positive or negative adjustment to the statement of operations. Changes in estimates and assumptions related to the status of certain long-term contracts may have a material effect on the Company’s operating results. The following table summarizes the impact from 96% of the Company’s Aerospace and Defense segment net sales over the first nine months of fiscal 2016 and 2015 accounted for under the percentage-of-completion method of accounting:

	Three months ended September 30,	Three months ended August 31,	Nine months ended September 30,	Nine months ended August 31,
	2016	2015	2016	2015
		As Restated		As Restated
	(In millions, except per share amounts)
Favorable (unfavorable) effect of the changes in contract estimates on loss from continuing operations before income taxes	$1.1	$9.5	$(2.3)	$19.2
Favorable (unfavorable) effect of the changes in contract estimates on net loss	0.7	5.7	(1.4)	11.5
Favorable (unfavorable) effect of the changes in contract estimates on basic and diluted net loss per share	0.01	0.09	(0.02)	0.19
A detailed description of the Company’s significant accounting policies can be found in the Company’s most recent Annual Report on Form 10-K/A for the fiscal year ended November 30, 2015.
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
In August 2014, the FASB issued an amendment to the accounting guidance related to the evaluation of an entity's ability to continue as a going concern. The amendment establishes management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern in connection with preparing financial statements for each annual and interim reporting period. The update also gives guidance to determine whether to disclose information about relevant conditions and events when there is substantial doubt about an entity’s ability to continue as a going concern. The guidance is effective for annual periods ending after December 15, 2016, and for annual periods and interim periods thereafter. The new guidance is not expected to have an impact on the Company’s financial position, results of operations, or cash flows.
In November 2015, the FASB issued guidance that requires deferred tax liabilities and assets to be classified as noncurrent in the consolidated balance sheet. The standard will be effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted for financial statements that have not been previously issued. The standard may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. The Company plans to adopt this guidance in the fourth quarter of fiscal 2016. As the accounting standard will only impact presentation, the new standard will not have an impact on the Company's financial position, results of operations, or cash flows.
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
In March 2016, the FASB amended the existing accounting guidance related to stock compensation. The amendment requires all income tax effects of awards to be recognized in the income statement when awards vest and allows a choice to account for forfeitures on an estimated or actual basis. There is also a requirement to present excess income tax benefits as an operating activity on the statement of cash flows. The guidance is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. Early adoption is permitted, but all of the guidance must be adopted in the same period. The new guidance is not expected to have a significant impact on the Company’s financial position, results of operations, or cash flows. The Company is evaluating the impact of adopting this new accounting guidance on its consolidated financial statements.
In August 2016, the FASB issued an amendment to the accounting guidance related to classification of certain cash receipts and cash payments in the statement of cash flows. The standard provides guidance for eight targeted changes with respect to how cash receipts and cash payments are classified in the statement of cash flows, with the objective of reducing diversity in practice. The standard is effective for financial statements issued for fiscal years beginning after December 15, 2017, with early adoption permitted. The Company is evaluating the impact of adopting this new accounting guidance on its consolidated financial statements.
Note 2. Loss Per Share of Common Stock
A reconciliation of the numerator and denominator used to calculate basic and diluted loss per share of common stock ("EPS") is presented in the following table:

	Three months ended September 30,	Three months ended August 31,	Nine months ended September 30,	Nine months ended August 31,
	2016	2015	2016	2015
		As Restated		As Restated
	(In millions, except per share amounts)
Numerator:
(Loss) income from continuing operations	$(11.0)	$(38.5)	$0.1	$(24.7)
(Loss) income from discontinued operations, net of income taxes	(0.1)	0.6	(0.2)	0.8
Net loss for basic and diluted earnings per share	$(11.1)	$(37.9)	$(0.1)	$(23.9)
Denominator:
Basic weighted average shares	67.0	61.8	64.6	60.5
Effect of:
Employee stock options and stock purchase plan	—	—	0.1	—
Diluted weighted average shares	67.0	61.8	64.7	60.5
Basic and Diluted:
(Loss) income from continuing operations	$(0.17)	$(0.62)	$—	$(0.40)
(Loss) income from discontinued operations, net of income taxes	—	0.01	—	0.01
Net loss	$(0.17)	$(0.61)	$—	$(0.39)
The following table sets forth the potentially dilutive securities excluded from the computation because their effect would have been anti-dilutive:

	Three months ended September 30,	Three months ended August 31,	Nine months ended September 30,	Nine months ended August 31,
	2016	2015	2016	2015
	(In millions)
4 1/16% Convertible Subordinated Debentures (“4 1/16% Debentures”)	5.8	10.4	8.0	11.5
Employee stock options and stock purchase plan	0.1	0.2	—	0.2
Unvested restricted shares	1.5	1.6	1.4	1.7
Total potentially dilutive securities	7.4	12.2	9.4	13.4

Note 3. Stock-Based Compensation
Total stock-based compensation expense by type of award was as follows:

	Three months ended September 30,	Three months ended August 31,	Nine months ended September 30,	Nine months ended August 31,
	2016	2015	2016	2015
		As Restated		As Restated
	(In millions)
Stock appreciation rights	$(0.3)	$0.2	$1.6	$4.0
Stock options	0.3	0.3	0.6	0.6
Restricted shares, service based	0.9	1.2	2.5	4.8
Restricted shares, performance based	1.3	0.4	2.7	1.0
Employee Stock Purchase Plan	0.1	0.2	0.3	0.3
Total stock-based compensation expense	$2.3	$2.3	$7.7	$10.7
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

		Fair value measurement at September 30, 2016
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In millions)
Money market funds	$112.9	$112.9	$—	$—
		Fair value measurement at December 31, 2015
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In millions)
Money market funds	$141.8	$141.8	$—	$—
		Fair value measurement at November 30, 2015
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In millions)
Money market funds	$187.2	$187.2	$—	$—

As of September 30, 2016, a summary of cash and cash equivalents and the grantor trust by investment type is as follows:

	Total	Cash and Cash Equivalents	Money Market Funds
	(In millions)
Cash and cash equivalents	$129.3	$24.9	$104.4
Grantor trust (included as a component of other current and noncurrent assets)	8.5	—	8.5
	$137.8	$24.9	$112.9
The carrying amounts of certain of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, accrued compensation, and other accrued liabilities, approximate fair value because of their short maturities.
The estimated fair value and principal amount for the Company’s outstanding debt is presented below:

	Fair Value			Principal Amount
	September 30, 2016	December 31, 2015	November 30, 2015	September 30, 2016	December 31, 2015	November 30, 2015
	(In millions)
Term loan	$395.0	$92.5	$93.8	$395.0	$92.5	$93.8
Revolver	100.0	—	—	100.0	—	—
4 1/16% Debentures	81.2	149.5	164.0	41.6	84.6	84.6
7.125% Second-Priority Senior Secured Notes (“7 1/8% Notes”)	—	479.6	480.1	—	460.0	460.0
Delayed draw term loan	—	13.0	13.0	—	13.0	13.0
Other debt	0.4	0.6	0.6	0.4	0.5	0.6
	$576.6	$735.2	$751.5	$537.0	$650.6	$652.0
The fair values of the 7 1/8% Notes and 4 1/16% Debentures were determined using broker quotes that are based on open markets for the Company’s debt securities (both Level 2 securities). The revolver and term loan bore interest at variable rates, which adjusted based on market conditions, and the carrying value of these debts approximated fair value.
b. Accounts Receivable

	September 30, 2016	December 31, 2015	November 30, 2015
	(In millions)
Billed	$107.4	$114.1	$90.4
Unbilled	39.4	54.8	80.6
Total receivables under long-term contracts	146.8	168.9	171.0
Other receivables	0.5	0.6	0.5
Accounts receivable	$147.3	$169.5	$171.5
As of September 30, 2016, December 31, 2015, and November 30, 2015, unbilled receivables are net of $43.9 million, $36.8 million, and $33.7 million, respectively, of reserves for overhead disallowances or billing decrements that primarily represent estimates of potential overhead costs which may not be successfully negotiated for allowability under U.S. government contracts and collected after one year.
c. Inventories

	September 30, 2016	December 31, 2015	November 30, 2015
	(In millions)
Long-term contracts at average cost	$592.6	$543.5	$505.8
Progress payments	(437.0)	(388.5)	(349.6)
Total long-term contract inventories	155.6	155.0	156.2
Total other inventories	1.6	1.2	1.3
Inventories	$157.2	$156.2	$157.5

d. Other Current Assets, net

	September 30, 2016	December 31, 2015	November 30, 2015
	(In millions)
Recoverable from the U.S. government for Rocketdyne Business integration costs (see Note 4(f))	$11.9	$11.9	$11.9
Prepaid expenses	9.6	11.9	10.7
Recoverable from the U.S. government for competitive improvement program obligations (see Note 9)	7.8	9.1	9.5
Other non-trade receivables, net	20.8	10.6	7.2
Income taxes receivable	13.6	1.6	2.9
Indemnification receivable from UTC, net	13.0	15.7	15.7
Other	5.8	8.4	6.5
Other current assets, net	$82.5	$69.2	$64.4
e. Property, Plant and Equipment, net

	September 30, 2016	December 31, 2015	November 30, 2015
	(In millions)
Land	$71.4	$71.4	$71.3
Buildings and improvements	291.0	290.1	287.6
Machinery and equipment	525.2	510.6	509.8
Construction-in-progress	43.4	32.5	34.9
	931.0	904.6	903.6
Less: accumulated depreciation	(571.3)	(541.3)	(537.8)
Property, plant and equipment, net	$359.7	$363.3	$365.8
f. Other Noncurrent Assets, net

	September 30, 2016	December 31, 2015	November 30, 2015
	(In millions)
Recoverable from the U.S. government for Rocketdyne Business integration costs	$13.6	$21.2	$22.4
Deferred financing costs	3.6	2.1	2.3
Recoverable from the U.S. government for competitive improvement program obligations (see Note 9)	0.9	3.2	2.8
Recoverable from the U.S. government for conditional asset retirement obligations	19.9	17.8	17.5
Grantor trusts	17.3	10.3	10.7
Income taxes receivable	7.1	7.9	7.9
Notes receivable, net	9.0	9.0	9.0
Other	23.6	10.1	9.4
Other noncurrent assets, net	$95.0	$81.6	$82.0
The current and noncurrent Rocketdyne Business integration costs capitalized as of September 30, 2016, December 31, 2015, and November 30, 2015 collectively totaled $25.5 million, $33.1 million, and $34.3 million, respectively. These integration costs are now subject to reimbursement by the U.S. government due to the following: (i) completion of the U.S. government's audit and approval that the Company's planned integration savings will exceed its restructuring costs by a factor of at least two to one; (ii) determination from the Under Secretary of Defense that the audited restructuring savings exceed the costs by a factor of two to one; and (iii) execution on August 16, 2016 of an Advance Agreement with the Defense Contract Management Agency.

g. Goodwill
Goodwill represents the excess of the purchase price of an acquired enterprise or assets over the fair values of the identifiable assets acquired and liabilities assumed. Tests for impairment of goodwill are performed on an annual basis, or at any other time if events occur or circumstances indicate that the carrying amount of goodwill may not be recoverable. The Company evaluated goodwill for impairment as of September 1, 2016 and 2015, and determined that goodwill was not impaired.
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
All of the Company’s recorded goodwill resides in the Aerospace and Defense reporting unit. As of September 1, 2016 and 2015, the Company evaluated goodwill using a “Step Zero" analysis and determined that it was more likely than not that the fair value of the Aerospace and Defense reporting unit exceeded its carrying amount.
During the year ending December 31, 2016, and in connection with the Company's change in fiscal year end, as described in Note 1, from November 30 to December 31, the Company changed its annual test of goodwill impairment from September 1 of each year to October 1 of each year. With respect to its annual goodwill testing date, management believes that this voluntary change in accounting method is preferable as it aligns the annual impairment testing date with the Company's long-range planning cycle, the timing of which has changed consistent with the change in the Company's fiscal year end and which is a significant element in the testing process. In connection with this change, the Company first performed an impairment test as of September 1, 2016 and then will perform an additional test as of October 1, 2016. This change in annual testing date does not delay, accelerate or avoid an impairment charge.
h. Other Current Liabilities

	September 30, 2016	December 31, 2015	November 30, 2015
	(In millions)
Accrued compensation and employee benefits	$75.6	$90.4	$90.6
Income taxes	2.1	20.3	15.5
Competitive improvement program obligations (see Note 9)	8.4	9.4	10.7
Payable to UTC primarily for Transition Service Agreements	1.4	1.9	1.9
Interest payable	3.4	12.9	11.7
Contract loss provisions	8.5	9.1	9.3
Other	47.6	59.1	61.6
Other current liabilities	$147.0	$203.1	$201.3
i. Other Noncurrent Liabilities

	September 30, 2016	December 31, 2015	November 30, 2015
	(In millions)
Conditional asset retirement obligations (see Note 4f)	$30.6	$29.5	$29.3
Pension benefits, non-qualified	17.4	17.6	17.9
Deferred compensation	19.8	11.5	11.9
Deferred revenue	13.4	13.8	13.9
Competitive improvement program obligations (see Note 9)	1.5	3.2	3.1
Other	12.7	19.6	18.3
Other noncurrent liabilities	$95.4	$95.2	$94.4

j. Accumulated Other Comprehensive Loss, Net of Income Taxes
Changes in accumulated other comprehensive loss by components related to the Company’s retirement benefit plans are as follows:

	Actuarial Losses, Net	Prior Service Credits, Net	Total
	(In millions)
November 30, 2015	$(342.6)	$0.9	$(341.7)
Actuarial losses, net of $4.6 million of income taxes	(8.6)	—	(8.6)
Amortization of actuarial losses and prior service credits, net of $1.7 million of income taxes	3.4	(0.1)	3.3
December 31, 2015	(347.8)	0.8	(347.0)
Amortization of actuarial losses and prior service credits, net of $17.2 million of income taxes	27.8	(0.5)	27.3
September 30, 2016	$(320.0)	$0.3	$(319.7)
k. Redeemable Common Stock
The Company inadvertently failed to register with the SEC the issuance of certain of its common shares in its defined contribution 401(k) employee benefit plan (the “Plan”). As a result, certain Plan participants who purchased such securities pursuant to the Plan may have the right to rescind certain of their purchases for consideration equal to the purchase price paid for the securities (or if such security has been sold, to receive consideration with respect to any loss incurred on such sale) plus interest from the date of purchase. As of September 30, 2016, December 31, 2015, and November 30, 2015, the Company has classified 0.1 million shares as redeemable common stock because the redemption features are not within the control of the Company. The Company may also be subject to civil and other penalties by regulatory authorities as a result of the failure to register these shares. These shares have always been treated as outstanding for financial reporting purposes. In June 2008, the Company filed a registration statement on Form S-8 to register future transactions in the Company's stock fund in the Plan. During the first nine months of fiscal 2016 and fiscal 2015, the Company recorded less than $0.1 million and $0.6 million, respectively, for realized gains net of interest associated with this matter.
Note 5. Income Taxes
The income tax benefit was as follows:

	Nine months ended September 30,	Nine months ended August 31,
	2016	2015
		As Restated
	(In millions)
Income tax benefit	$(5.1)	$(7.6)
In the first nine months of fiscal 2016, the income tax benefit recorded differs from the expected tax that would be calculated by applying the federal statutory rate to the Company's loss before income taxes primarily due to the impacts from state income taxes, certain expenditures which are permanently not deductible for tax purposes, and the reversal of uncertain tax positions due to the expiration of statutes of limitation.
In the first nine months of fiscal 2015, the income tax benefit recorded differs from the expected tax that would be calculated by applying the federal statutory rate to the Company's loss before income taxes primarily due to the re-enactment of the federal research and development credit in December 2014 for calendar year 2014 which has been treated as a discrete event in the first nine months of fiscal 2015, as well as the impacts from state income taxes and certain expenditures which are permanently not deductible for tax purposes.
A valuation allowance is required when it is more-likely-than-not that all or a portion of deferred tax assets may not be realized. Assessing the need for, or sufficiency of, a valuation allowance requires management to evaluate, on a quarterly basis, all available evidence, both positive and negative, including the recent trend of losses from continuing operations before income taxes. The Company will continue to evaluate whether future results are less than projected and if a valuation allowance may be required to reduce deferred tax assets, which could have a material impact on the Company’s results of operations. As of September 30, 2016, the Company continued to believe that the weight of the positive evidence outweighed the negative evidence regarding the realization of the net deferred tax assets.
As of September 30, 2016, the total balance associated with uncertain income tax positions was a net asset of $7.8 million, as a result of the out of period adjustments recorded in the second quarter of fiscal 2016 and further explained in Note

1. Accrued interest and penalties related to uncertain income tax positions was $0.1 million at September 30, 2016. Due to the high degree of uncertainty regarding the timing of potential future cash flows associated with the respective assets and liabilities, the Company is unable to make a reasonably reliable estimate of the amount and period in which these assets and liabilities might be received or paid.
Note 6. Long-term Debt

	September 30, 2016	December 31, 2015	November 30, 2015
	(In millions)
Term loan, bearing interest at variable rates (rate of 2.77% as of September 30, 2016), maturing in June 2021	$395.0	$92.5	$93.8
Revolver, bearing interest at variable rates (rate of 2.77% as of September 30, 2016), maturing in June 2021	100.0	—	—
Unamortized deferred financing costs	(2.2)	(0.7)	(0.7)
Total senior debt	492.8	91.8	93.1
Senior secured notes, bearing interest at 7.125% per annum, interest payments due in March and September, maturing in March 2021	—	460.0	460.0
Unamortized deferred financing costs	—	(10.6)	(10.6)
Total senior secured notes	—	449.4	449.4
Convertible subordinated debentures, bearing interest at 2.25% per annum, interest payments due in May and November, maturing in November 2024	0.2	0.2	0.2
Convertible subordinated debentures, bearing interest at 4.0625% per annum, interest payments due in June and December, maturing in December 2039	41.6	84.6	84.6
Total convertible subordinated notes	41.8	84.8	84.8
Delayed draw term loan	—	13.0	13.0
Capital lease, payable in monthly installments, maturing in March 2017	0.2	0.3	0.4
Unamortized deferred financing costs	—	(0.3)	(0.3)
Total other debt	0.2	13.0	13.1
Total debt, net of deferred financing costs	534.8	639.0	640.4
Less: Amounts due within one year	(20.3)	(5.3)	(5.3)
Total long-term debt, net of deferred financing costs	$514.5	$633.7	$635.1
Senior Credit Facility
On June 17, 2016, the Company entered into a new $750.0 million senior secured Senior Credit Facility (the "Senior Credit Facility") with the lenders named therein and Bank of America Merrill Lynch as joint lead arranger and administrative agent.  The Senior Credit Facility matures on June 17, 2021 and consists of (i) a $350.0 million revolving line of credit (the "Revolver") and (ii) a $400.0 million term loan (the "Term Loan").  Under the Revolver, up to an aggregate of $100.0 million is available for the issuance of letters of credit and up to an aggregate of $10.0 million is available for swingline loans. The Senior Credit Facility amends and replaces the prior $300.0 million credit facility which was set to mature in May 2019.
On the closing date, the Company borrowed $100.0 million of loans under the Revolver and used the proceeds to repay in full the $90.0 million of outstanding term loans under the prior credit facility, fees incurred for the Senior Credit Facility, and for general corporate purposes.  As of September 30, 2016, the Company had borrowed $100.0 million under the $350.0 million Revolver and had issued $45.3 million letters of credit.  As of September 30, 2016, the Company fully borrowed the $400.0 million available under the Term Loan with $395.0 million outstanding as of September 30, 2016.
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
The Senior Credit Facility contains covenants requiring the Company to (i) maintain an interest coverage ratio (the "Consolidated Interest Coverage Ratio") of not less than 3.00 to 1.00 and (ii) maintain a Consolidated Net Leverage Ratio not to exceed (a) 4.00 to 1.00 from September 30, 2016 through September 30, 2017; (b) 3.75 to 1.00 from December 31, 2017 through September 30, 2018; and (c) 3.50 to 1.00 from December 31, 2018 thereafter, provided that the maximum leverage ratio for all periods shall be increased by 0.50 to 1.00 for two quarters after consummation of a qualified acquisition.
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

Financial Covenant	Actual Ratios as of September 30, 2016	Required Ratios
Consolidated Interest Coverage Ratio, as defined under the Senior Credit Facility	9.15 to 1.00	Not less than: 3.00 to 1.00
Consolidated Net Leverage Ratio, as defined under the Senior Credit Facility	2.25 to 1.00	Not greater than: 4.00 to 1.00
The Company was in compliance with its financial and non-financial covenants as of September 30, 2016.
7.125% Second-Priority Senior Secured Notes
On July 18, 2016, the Company fully redeemed the outstanding principal of its 7 1/8% Notes.
4.0625% Convertible Subordinated Debentures
As of September 30, 2016, the Company had $41.6 million outstanding principal of its 4 1/16% Debentures, convertible into 4.6 million of shares of common stock.
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
Delayed Draw Term Loan
During the first nine months of fiscal 2016, the Company retired the remaining principal amount of its delayed draw term loan.
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

Asbestos Litigation
The Company has been, and continues to be, named as a defendant in lawsuits alleging personal injury or death due to exposure to asbestos in building materials, products, or in manufacturing operations. The majority of cases are pending in Texas and Illinois. There were 60 asbestos cases pending as of September 30, 2016.
Given the lack of any significant consistency (i.e., as to product, operational site, or other relevant assertions) to claims filed against the Company, the Company is unable to make a reasonable estimate of the future costs of pending claims or unasserted claims. Accordingly, no estimate of future liability has been accrued.
In 2011, Aerojet Rocketdyne received a letter demand from AMEC, plc, (“AMEC”) which alleges to be the successor entity to the 1981 purchaser of the business assets of Barnard & Burk, Inc., a former Aerojet Rocketdyne subsidiary, for Aerojet Rocketdyne to assume the defense of sixteen asbestos cases, involving 271 plaintiffs, pending in Louisiana, and reimbursement of over $1.7 million in past legal fees and expenses. AMEC asserted that Aerojet Rocketdyne retained those liabilities when it sold the Barnard & Burk assets and agreed to indemnify the purchaser therefor. Under the relevant purchase agreement, the purchaser assumed only certain, specified liabilities relating to the operation of Barnard & Burk before the sale, with Barnard & Burk retaining all unassumed pre-closing liabilities, and Aerojet Rocketdyne agreed to indemnify the purchaser against unassumed liabilities that are asserted against it. On April 29, 2016, the parties reached a settlement in principle. The parties executed a settlement agreement, effective August 29, 2016, pursuant to which Aerojet Rocketdyne made a payment of $0.3 million to AMEC and the case was dismissed in its entirety.
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
On May 20, 2016, the plaintiff filed a voluntary dismissal of the complaint without prejudice. The Company maintains the belief that this action was without merit and intended to contest it vigorously.
Inflective, Inc. (“Inflective”) Litigation
On December 18, 2014, Inflective filed a complaint against Aerojet Rocketdyne and Kathleen E. Redd, individually, in the Superior Court of the State of California, Sacramento County, Inflective, Inc. v Aerojet Rocketdyne, Inc., Kathleen E. Redd, et al, Case No. 34-2014-00173068. Inflective asserts in the complaint causes for breach of contract, breach of implied contract, false promise, inducing breach of contract, intentional interference with contractual relations, negligent interference with prospective economic relations, and intentional interference with prospective economic relations and is seeking compensatory damages in excess of $3.0 million, punitive damages, interest and attorney’s costs. The complaint arises out of the Company’s implementation of ProjectOne, a company-wide enterprise resource planning (“ERP”) system, for which Inflective had been a consultant to the Company. The Company believes the allegations are without merit and is contesting this matter vigorously. On February 6, 2015, Aerojet Rocketdyne and Ms. Redd filed a demurrer to the complaint seeking to have the complaint dismissed for failure to allege facts sufficient to support the causes of action therein. On June 9, 2015, the Court sustained the demurrer in part and overruled the demurrer in part, with leave to amend. On June 18, 2015, Inflective filed an amended complaint in which it reiterated all the causes of action dismissed by the Court. On June 30, 2015, Aerojet Rocketdyne and Ms. Redd filed a demurrer and motion to strike seeking to have (a) all claims and references to a purported “finder’s fee” stricken from the case and (b) the causes of action against Ms. Redd for intentional and negligent interference with prospective business relations dismissed with prejudice. On October 16, 2015, the Court sustained Aerojet Rocketdyne’s demurrer and motion to strike with respect to the “finder’s fee” claims, dismissing those claims with prejudice, but overruled Ms. Redd’s demurrer with respect to the causes of action asserted against her.  The Company believes that Inflective’s remaining claims have no merit.
On October 26, 2015, Aerojet Rocketdyne and Ms. Redd answered the amended complaint and denied all material allegations therein. At the same time, Aerojet Rocketdyne filed a Cross-Complaint against Plaintiff and its principal, Thomas Hensler, for breach of contract, intentional misrepresentation, negligent misrepresentation and negligence. Inflective and Hensler have filed a demurrer to the intentional misrepresentation, negligent misrepresentation and negligence causes of action, leaving the breach of contract cause of action unchallenged. After a hearing on Inflective and Hensler’s demurrer on February 18, 2016, the court granted the plaintiffs’ request to strike the claim for punitive damages on the negligence count, but denied the plaintiffs’ demurrer and allowed the Company’s claims for intentional misrepresentation, negligent misrepresentation, and negligence causes of action to remain along with the breach of contract claim.  Now that the issues to be tried have been set, discovery has commenced.  No trial date has been established. On August 10, 2016, Aerojet Rocketdyne filed a Motion for Summary Judgment on the claims brought against Ms. Redd individually, arguing that as an agent for Aerojet Rocketdyne, Ms. Redd cannot be held personally liable for any alleged interference of economic advantage between Inflective and Aerojet Rocketdyne.
Separately, Satish Rachaiah, a former consultant on ProjectOne (working for Inflective), attempted to intervene in the action and assert claims against Aerojet Rocketdyne arising out of Aerojet Rocketdyne’s alleged interference with his employment with Inflective. Mr. Rachaiah sought to assert claims against Aerojet Rocketdyne for intentional interference with contractual relations, intentional and negligent interference with prospective economic advantage, inducing breach of contract, intentional and negligent misrepresentation, and declaratory relief. Aerojet Rocketdyne opposed intervention, and the Court ultimately denied Mr. Rachaiah’s motion to intervene. After the Court denied Rachaiah’s motion to intervene, on December 30, 2015, Rachaiah filed a separate lawsuit in the Superior Court of the State of California, Sacramento County, Satish Rachaiah v. Aerojet Rocketdyne, Inc., Case No. 34-2015-00188516. The complaint was served on the Company on April 7, 2016 and an amended complaint was served on June 17, 2016. Rachaiah asserts the same claims in his separate lawsuit as he attempted to when he tried to intervene. On June 3, 2016, the court granted Rachaiah’s motion to consolidate the case with the Inflective litigation, finding that two cases involve common parties, witnesses, legal issues and facts. Aerojet Rocketdyne filed a demurrer to Rachaiah’s first amended complaint on July 22, 2016. On September 26, 2016, the Court granted the demurrer in part and overruled it in part, dismissing the plaintiff’s claims for intentional and negligent interference with prospective economic relations with leave to amend. On October 6, 2016, Rachaiah filed a second amended complaint, once again asserting claims for intentional and negligent interference with prospective economic relations.
The Company has not recorded any liability for either of these matters as of September 30, 2016.
Socorro
On May 12, 2015, a complaint for personal injuries, loss of consortium and punitive damages was filed by James Chavez, Andrew Baca, and their respective spouses, against Aerojet Rocketdyne and the Board of Regents of New Mexico Tech in the Seventh Judicial District, County of Socorro, New Mexico, James Chavez, et al., vs. Aerojet Rocketdyne, Inc., et al., Case No. D725CV201500047. Messrs. Chavez and Baca were employees of Aerotek, a contractor to Aerojet Rocketdyne, who were injured when excess energetic materials being managed by the Energetic Materials Research and Testing Center, a research division of New Mexico Tech, ignited in an unplanned manner. The complaint alleges causes of action based on negligence and negligence per se, strict liability, and willful, reckless and wanton conduct against Aerojet Rocketdyne, and seeks unspecified compensatory and punitive damages. The Company has filed its answer and discovery has commenced. The Company has alerted its insurance carriers of this action and on September 23, 2015, the Company tendered the defense of the case to Aerotek pursuant to Aerotek’s contract for services with Aerojet Rocketdyne. Aerotek has not yet provided its response. No liability for this matter has been recorded by the Company as of September 30, 2016.
Occupational Safety
On January 16, 2015, the Company received a notice that the State of California, Division of Occupational Safety & Health (“Cal\OSHA”), Bureau of Investigation (“BOI”) is conducting an investigation into an accident that occurred at the Rancho Cordova facility in November 2013.  The accident involved the deflagration of solid rocket propellant following a remote cutting operation and resulted in injuries to two employees, one of whom ultimately died from his injuries.  Cal\OSHA issued nine citations relating to the accident with penalties of approximately $0.1 million, all of which the Company has appealed. The BOI is the criminal investigatory arm of Cal\OSHA and is required by law to investigate any occupational fatality to determine if criminal charges will be recommended. In August 2016, the BOI advised that it had completed its investigation and the criminal aspect of the case was closed. A pre-hearing conference on the Company’s appeal of the citations is scheduled for the first quarter of fiscal 2017.
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
As of September 30, 2016, the aggregate range of these anticipated environmental costs was $353.3 million to $528.2 million and the accrued amount was $353.3 million. See Note 7(c) for a summary of the environmental reserve activity. Of these accrued liabilities, approximately 99% relates to the Company’s U.S. government contracting business and a portion of this liability is recoverable. The significant environmental sites are discussed below. The balance of the accrued liabilities, which are not recoverable from the U.S. government, relate to other sites for which the Company’s obligations are probable and estimable.
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
Aerojet Rocketdyne is involved in various stages of soil and groundwater investigation, remedy selection, design, and remedy construction associated with the operable units. In 2002, the EPA issued a Unilateral Administrative Order (“UAO”) requiring Aerojet Rocketdyne to implement the EPA-approved remedial action in the Western Groundwater Operable Unit. An identical order was issued by the California Regional Water Quality Control Board, Central Valley (“Central Valley RWQCB”). On July 7, 2011, the EPA issued Aerojet Rocketdyne its Approval of Remedial Action Construction Completion Report for Western Groundwater Operable Unit and its Determination of Remedy as Operational and Functional. On September 20, 2011, the EPA issued two UAOs to Aerojet Rocketdyne to complete a remedial design and implement remedial action for the Perimeter Groundwater Operable Unit. One UAO addresses groundwater and the other addresses soils within the Perimeter Groundwater Operable Unit. Issuance of the UAOs is the next step in the superfund process for the Perimeter Groundwater Operable Unit. Aerojet Rocketdyne submitted a final Remedial Investigation Report for the Boundary Operable Unit in 2010 and a revised Feasibility Study for the Boundary Operable Unit in 2012. A Record of Decision was issued by the EPA on August 4, 2015. Aerojet Rocketdyne anticipates EPA will issue a UAO or negotiate a consent decree for implementation of the remedy. A draft Remedial Investigation Report for the Island Operable Unit was submitted in January 2013 and the Final Remedial Investigation Report was issued on September 3, 2015. A portion of the Island Operable Unit, Area 40, which is related to the Hillsborough sale, is being handled separately and Aerojet Rocketdyne submitted a draft Feasibility Study to the agencies on June 23, 2016. The remaining operable units are under various stages of investigation. On September 22, 2016, the EPA completed its first five-year remedy review of the Sacramento superfund site.  The five-year review required by statute and regulation applies to all remedial actions which result in hazardous substances above levels that allow unlimited use and unrestricted exposure.  The Company is evaluating the report.
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
As of September 30, 2016, the estimated range of anticipated costs discussed above for the Sacramento, California site was $211.0 million to $326.2 million and the accrued amount was $211.0 million included as a component of the Company’s environmental reserves. The primary reason for the increase in the reserve related to the Sacramento site was that in the third quarter of fiscal 2016 the Company reached a decision with the U. S. government on the treatment of certain utility costs. To reflect the impact of this decision, the Company recorded a reserve increase of approximately $55 million for the estimated impact over a fifteen year reserve period. Expenditures associated with this matter are partially recoverable. See Note 7(c) below for further discussion on recoverability.

Baldwin Park Operable Unit (“BPOU”)
As a result of its former Azusa, California operations, in 1994 Aerojet Rocketdyne was named a PRP by the EPA in the area of the San Gabriel Valley Basin superfund site known as the BPOU. Between 1995 and 1997, the EPA issued Special Notice Letters to Aerojet Rocketdyne and eighteen other companies requesting that they implement a groundwater remedy. On June 30, 2000, the EPA issued a UAO ordering the PRPs to implement a remedy consistent with the 1994 record of decision. Aerojet Rocketdyne, along with seven other PRPs (the "Cooperating Respondents”) signed a Project Agreement in late March 2002 with the San Gabriel Basin Water Quality Authority, the Main San Gabriel Basin Watermaster, and five water companies (the “Water Entities”). The Project Agreement, which has a term of fifteen years, became effective May 9, 2002 and will terminate in May 2017. In November 2014, the EPA met with representatives from the Cooperating Respondents regarding the end of the Project Agreement and plans for discussions with the Water Entities. The EPA, the Water Entities and Aerojet Rocketdyne and the other Cooperating Respondents have participated in settlement discussions regarding the expiration of the Project Agreement in 2017 and the path forward. Discussions have occurred over the summer of 2015 and on September 10, 2015, the parties, including the EPA, met to discuss progress including a new Project Agreement to commence in 2017. At this meeting, Aerojet Rocketdyne and the other Cooperating Respondents proposed a new Project Agreement term limit of five years. That proposal was rejected by the EPA and the Water Entities which want a longer term. The parties continue to work cooperatively and have exchanged counter proposals. Negotiations are ongoing with mediation sessions held on September 14 and 15, 2016. Additional discussions and meetings are scheduled for October and November 2016. Pursuant to the Project Agreement, the Cooperating Respondents fund through an escrow account the capital, operation, maintenance, and administrative costs of certain treatment and water distribution facilities to be owned and operated by the water companies. There are also provisions in the Project Agreement for maintaining financial assurance.
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
As of September 30, 2016, the estimated range of anticipated costs was $130.2 million to $182.2 million and the accrued amount was $130.2 million included as a component of the Company’s environmental reserves. The primary reason for the increase in the reserve in fiscal 2015 related to BPOU is to reflect the anticipated costs through the term of a new Project Agreement, and the amount accrued is based on an estimate of the anticipated length of a new project agreement. There can be no assurance that the term of the new Project Agreement will not be longer than proposed by the Company and/or broader in scope and, if so, the Company may be required to make an additional accrual to reflect the longer time period and/or broader scope. Expenditures associated with this matter are partially recoverable. See Note 7(c) below for further discussion on recoverability.
Wabash, Indiana Site
As part of the Company's automotive business that was divested in 2004, the Company owned and operated a former rubber processing plant in Wabash, Indiana from 1937 to 2004. Pursuant to a request from the Indiana Department of Environmental Management (“IDEM”), the Company conducted an initial site investigation of the soil and groundwater at the site and a report was submitted to IDEM. By letter of June 11, 2014, IDEM directed the Company to conduct additional investigation of the site, including a vapor intrusion investigation in areas in and around the site where trichloroethene levels in groundwater were found to exceed screening levels for vapor intrusion. Vapor mitigation systems were installed in one residence and one business where indoor air screening levels were exceeded. The Company acquired a separate residence in August 2016 where indoor air screening levels were exceeded and a mitigation system was not economically feasible. The Company anticipates donating the property to the City of Wabash for use in connection with a City park.  The Company conducted further investigations of the site in accordance with the IDEM request and approved work plan. The Company met with IDEM on May 24, 2016 to present the results of the further investigation and IDEM requested the Company to submit a remedial action plan. The remedial action plan is anticipated to be submitted in late 2016 with implementation anticipated in 2017. The Company sent demands to other former owners/operators of the site to participate in the site work, but no party has agreed to participate as of yet. As of September 30, 2016, the estimated range of the Company's share of anticipated costs for the Wabash, Indiana site was $0.3 million to $0.8 million and the accrued amount was $0.3 million. None of the expenditures related to this matter are recoverable from the U.S. government.
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
A summary of the Company’s environmental reserve activity is shown below:

	Aerojet Rocketdyne- Sacramento	Aerojet Rocketdyne- BPOU	Other Aerojet Rocketdyne Sites	Total Aerojet Rocketdyne	Other (1)	Total Environmental Reserve
	(In millions)
November 30, 2015	$153.0	$140.1	$7.8	$300.9	$5.2	$306.1
Additions	0.5	—	—	0.5	—	0.5
Expenditures	(0.9)	(3.4)	—	(4.3)	—	(4.3)
December 31, 2015	152.6	136.7	7.8	297.1	5.2	302.3
Additions	71.4	3.7	1.8	76.9	—	76.9
Expenditures	(13.0)	(10.2)	(1.9)	(25.1)	(0.8)	(25.9)
September 30, 2016	$211.0	$130.2	$7.7	$348.9	$4.4	$353.3
______
(1) Related to the Company's legacy business operations that are primarily non-recoverable environmental remediation expenses from the U.S. government.
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

Pre-Close Environmental Costs	$20.0
Amount spent through September 30, 2016	(19.6)
Amount included as a component of reserves for environmental remediation costs in the unaudited condensed consolidated balance sheet as of September 30, 2016	(0.4)
Remaining Pre-Close Environmental Costs	$—
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
Pursuant to the Northrop Agreement, environmental expenditures to be reimbursed are subject to annual limitations and the total reimbursements are limited to cumulative expenditure limitation of $189.7 million. A summary of the Northrop Agreement activity is shown below (in millions):

Total reimbursable costs under the Northrop Agreement	$189.7
Amount reimbursed to the Company through September 30, 2016	(117.7)
Potential future cost reimbursements available	72.0
Less: Receivable from Northrop included in the unaudited condensed consolidated balance sheet as of September 30, 2016	(68.3)
Potential future recoverable amounts available under the Northrop Agreement	$3.7
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

	Three months ended September 30,	Three months ended August 31,	Nine months ended September 30,	Nine months ended August 31,
	2016	2015	2016	2015
	(In millions)
Estimated recoverable amounts under U.S. government contracts	$53.7	$52.2	$60.0	$60.1
Expense to unaudited condensed consolidated statement of operations	16.4	29.5	16.9	33.2
Total environmental reserve adjustments	$70.1	$81.7	$76.9	$93.3
Note 8. Arrangements with Off-Balance Sheet Risk
As of September 30, 2016, arrangements with off-balance sheet risk consisted of:

•
$45.3 million in outstanding commercial letters of credit expiring throughout 2017, the majority of which may be renewed, primarily to collateralize obligations for environmental remediation and insurance coverage.

•	$45.6 million in outstanding surety bonds to primarily satisfy indemnification obligations for environmental remediation coverage.

•	Up to $120.0 million aggregate in guarantees by the Company of Aerojet Rocketdyne’s obligations to U.S. government agencies for environmental remediation activities.

•	Guarantees, jointly and severally, by the Company’s material domestic subsidiaries of their obligations under the Senior Credit Facility.
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
During the second quarter of fiscal 2015, the Company initiated a competitive improvement program (the “CIP”) comprised of activities and initiatives aimed at reducing costs in order for the Company to continue to compete successfully. The CIP is composed of three major components: (i) facilities optimization and footprint reduction; (ii) product affordability; and (iii) reduced administrative and overhead costs. Under the CIP, the Company expects an estimated 500 headcount reduction in its total employee population. The Company currently estimates that it will incur restructuring and related costs over the four-year CIP program of approximately $110 million (excluding approximately $32 million of capital expenditures). The Company has incurred $14.2 million related to the CIP program through September 30, 2016 and additionally the Company has incurred $24.9 million in capital expenditures to support the CIP. A summary of the Company's CIP reserve activity is shown below:

	Severance	Retention	Total
	(In millions)
February 28, 2015	$—	$—	$—
Accrual established	12.9	2.7	15.6
Payments	(1.8)	—	(1.8)
November 30, 2015	11.1	2.7	13.8
Accrual	(0.2)	0.2	—
Payments	—	(1.2)	(1.2)
December 31, 2015	10.9	1.7	12.6
Accrual	(3.2)	1.7	(1.5)
Payments	(0.7)	(0.5)	(1.2)
September 30, 2016	$7.0	$2.9	$9.9
The costs associated with the CIP will be a component of the Company’s U.S. government forward pricing rates, and therefore, will be recovered through the pricing of the Company’s products and services to the U.S. government. In addition to the employee-related CIP obligations, the Company incurred non-cash accelerated depreciation expense of $0.6 million in the first nine months of fiscal 2016 associated with changes in the estimated useful life of long-lived assets impacted by the CIP.
In addition to the CIP, as part of the Company's ongoing effort to optimize business resources and achieve headcount reduction, the Company offered a Voluntary Reduction in Force ("VRIF") in July 2015 to substantially all employees. In connection with the VRIF, the Company recorded a liability of $2.6 million in the third quarter of fiscal 2015, consisting of costs for severance, employee-related benefits and other associated expenses. In addition, in December 2015, the Company offered a VRIF to certain employees at its Redmond, Washington location resulting in additional severance costs of $2.4 million consisting of costs for severance, employee-related benefits and other associated expenses.  In June 2016, the Company announced an organizational restructuring which was part of the on-going integration of Aerojet Rocketdyne to enhance the efficiency of Aerojet Rocketdyne and improve the Company’s competitive posture. In connection with the organizational restructuring, the Company recorded a liability of $1.1 million in the second quarter of fiscal 2016, consisting of costs for severance, employee-related benefits and other associated expenses. These costs will be a component of the Company’s U.S. government forward pricing rates, and therefore, will be recovered through the pricing of the Company’s products and services to the U.S. government.
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
The Company expects to make cash contributions of approximately $33 million to its tax-qualified defined benefit pension plan in fiscal 2016. The Company estimates that approximately 82% of its unfunded pension obligation as of December 31, 2015 is related to the U.S. government contracting business. The Company is generally able to recover these contributions related to its tax-qualified defined benefit pension plan as allowable costs on its U.S. government contracts, but there is a lag between when the Company contributes cash to its tax-qualified defined benefit pension plan under pension funding rules and recovers the cash under the U.S. government Cost Accounting Standards. During the first nine months of fiscal 2016, the Company made cash contributions of $29.9 million to its tax-qualified defined benefit pension plan of which $28.1 million will be recoverable in the Company's U.S. government contracts in fiscal 2016 with the remaining $1.8 million being recoverable in the Company's U.S. government contracts in future years.
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
Components of retirement benefit expense (benefit) are:

	Pension Benefits		Postretirement Medical and Life Insurance Benefits
	Three months ended September 30,	Three months ended August 31,	Three months ended September 30,	Three months ended August 31,
	2016	2015	2016	2015
		As Restated		As Restated
	(In millions)
Service cost	$3.6	$2.7	$—	$—
Interest cost on benefit obligation	16.0	15.9	0.5	0.5
Assumed return on plan assets	(17.5)	(22.1)	—	—
Amortization of prior service credits	—	—	(0.3)	(0.3)
Recognized net actuarial losses (gains)	15.9	21.0	(0.9)	(0.9)
Retirement benefit expense (benefit)	$18.0	$17.5	$(0.7)	$(0.7)

	Pension Benefits		Postretirement Medical and Life Insurance Benefits
	Nine months ended September 30,	Nine months ended August 31,	Nine months ended September 30,	Nine months ended August 31,
	2016	2015	2016	2015
		As Restated		As Restated
	(In millions)
Service cost	$10.5	$8.1	$—	$—
Interest cost on benefit obligation	48.1	47.7	1.4	1.5
Assumed return on plan assets	(52.6)	(66.1)	—	—
Amortization of prior service credits	0.1	—	(0.9)	(0.8)
Recognized net actuarial losses (gains)	47.8	62.9	(2.7)	(2.7)
Retirement benefit expense (benefit)	$53.9	$52.6	$(2.2)	$(2.0)

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
Customers that represented more than 10% of net sales for the periods presented are as follows:

	Three months ended September 30,	Three months ended August 31,	Nine months ended September 30,	Nine months ended August 31,
	2016	2015	2016	2015
				As Restated
Lockheed Martin Corporation	25%	31%	29%	29%
United Launch Alliance	24%	20%	21%	19%
Raytheon Company	22%	19%	19%	20%
NASA	14%	13%	14%	12%
The Company's sales to each of the major customers listed above involve several product lines and programs.
Sales to the U.S. government and its agencies, including sales to the Company’s significant customers discussed above, were as follows:

Percentage of net sales
Three months ended September 30, 2016	92%
Three months ended August 31, 2015	92%
Nine months ended September 30, 2016	91%
Nine months ended August 31, 2015	90%

Selected financial information for each operating segment is as follows:

	Three months ended September 30,	Three months ended August 31,	Nine months ended September 30,	Nine months ended August 31,
	2016	2015	2016	2015
		As Restated		As Restated
	(In millions)
Net Sales:
Aerospace and Defense	$462.2	$439.4	$1,224.3	$1,175.1
Real Estate	1.6	1.6	4.8	46.7
Total Net Sales	$463.8	$441.0	$1,229.1	$1,221.8
Segment Performance:
Aerospace and Defense	$40.2	$55.0	$114.9	$134.0
Environmental remediation provision adjustments	(16.4)	(29.4)	(16.8)	(32.7)
Retirement benefit plan benefit (expense), net (1)	0.6	(12.5)	(9.4)	(37.6)
Unusual items	(0.2)	(50.1)	—	(49.4)
Aerospace and Defense Total	24.2	(37.0)	88.7	14.3
Real Estate	0.8	0.9	2.5	33.4
Total Segment Performance	$25.0	$(36.1)	$91.2	$47.7
Reconciliation of segment performance to loss from continuing operations before income taxes:
Segment performance	$25.0	$(36.1)	$91.2	$47.7
Interest expense	(5.9)	(11.9)	(27.4)	(38.5)
Interest income	0.1	0.1	0.4	0.2
Stock-based compensation expense	(2.3)	(2.3)	(7.7)	(10.7)
Corporate retirement benefit plan expense	(4.8)	(4.3)	(14.2)	(13.0)
Corporate and other expense, net	(3.2)	(4.6)	(12.8)	(16.2)
Unusual items	(34.1)	(1.1)	(34.5)	(1.8)
Loss from continuing operations before income taxes	$(25.2)	$(60.2)	$(5.0)	$(32.3)
_____
(1) Retirement benefit plan benefit (expense), net is net of cash funding to the Company's tax-qualified defined benefit pension plan which are recoverable costs under the Company's U.S. government contracts. The Company funded $13.1 million and $28.1 million to its tax-qualified defined benefit pension plan that will be recovered in the Company's fiscal 2016 U.S. government contracts for the three and nine months ended September 30, 2016, respectively.
Note 12. Unusual Items
Total unusual items expense, a component of other expense, net in the unaudited condensed consolidated statements of operations was as follows:

	Three months ended September 30,	Three months ended August 31,	Nine months ended September 30,	Nine months ended August 31,
	2016	2015	2016	2015
	(In millions)
Unusual items
Legal related matters	$0.2	$0.1	$—	$(0.6)
Legal settlement	—	50.0	—	50.0
Loss on debt	34.1	1.1	34.5	1.8
	$34.3	$51.2	$34.5	$51.2
First nine months of fiscal 2016 Activity:
The Company recorded a charge of $0.1 million associated with the amendment to the Senior Credit Facility.

The Company retired $13.0 million principal amount of its delayed draw term loan resulting in a loss of $0.3 million.
On July 18, 2016, the Company redeemed $460.0 million principal amount of its 7 1/8% Notes, representing all of the outstanding 7 1/8% Notes, at a redemption price equal to 105.344% of the principal amount, plus accrued and unpaid interest. The Company incurred a pre-tax charge of $34.1 million in the third quarter of fiscal 2016 associated with the extinguishment of the 7 1/8% Notes. The $34.1 million pre-tax charge was the result of the $24.6 million paid in excess of the par value and $9.5 million associated with the write-off of unamortized deferred financing costs. The Company funded the redemption in part through a $400.0 million drawdown from its Term Loan facility.
First nine months of fiscal 2015 Activity:
The Company retired $68.0 million principal amount of its delayed draw term loan resulting in a loss of $1.8 million.
The Company recorded an expense of $50.0 million in the third quarter of fiscal 2015 associated with a legal settlement with Orbital Sciences Corporation (“Orbital”) pursuant to which the parties mutually agreed to a termination for convenience of the contract relating to the provision by Aerojet Rocketdyne of 20 AJ-26 liquid propulsion rocket engines to Orbital for the Antares program.
The Company recorded $0.6 million for realized gains net of interest associated with the failure to register with the SEC the issuance of certain of the Company’s common shares under the defined contribution 401(k) employee benefit plan.
Note 13. Restatement
As discussed in Note 2 of the Company’s Annual Report on Form 10-K/A for the fiscal year ended November 30, 2015, as filed with the SEC, the Company restated its consolidated financial statements for each of the fiscal years ended November 30, 2013 and 2014 and the unaudited quarterly financial information for the first three quarters in fiscal 2015 and each of the quarters in fiscal 2014 primarily related to the following matters: (i) purchase accounting associated with contracts acquired as part of the acquisition of the Rocketdyne Business; (ii) contract accounting related to subsequent modifications to one significant acquired contract; (iii) contract accounting related to the improper recognition of sales associated with incentives; and (iv) other individually immaterial items. A summary of the impact to pretax income (loss) from continuing operations by reporting period is presented below (in millions):

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
The following tables present the unaudited condensed consolidated quarterly financial information for the third quarter and first nine months of fiscal 2015:

Unaudited Condensed Consolidated Statements of Operations
and Comprehensive (Loss) Income

	Three Months Ended August 31, 2015			Nine Months Ended August 31, 2015
	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated
	(In millions, except per share amounts)			(In millions, except per share amounts)
Net sales	$440.5	$0.5	$441.0	$1,216.0	$5.8	$1,221.8
Operating costs and expenses:
Cost of sales (exclusive of items shown separately below)	373.3	(0.2)	373.1	1,026.4	4.8	1,031.2
AR1 research and development (see Note 1)	8.3	—	8.3	10.5	—	10.5
Selling, general and administrative	11.5	—	11.5	39.6	1.1	40.7
Depreciation and amortization	16.1	—	16.1	48.2	0.3	48.5
Other expense, net:
Loss on debt repurchased	1.1	—	1.1	1.8	—	1.8
Legal settlement	50.0	—	50.0	50.0	—	50.0
Other	29.3	—	29.3	33.1	—	33.1
Total operating costs and expenses	489.6	(0.2)	489.4	1,209.6	6.2	1,215.8
Operating (loss) income	(49.1)	0.7	(48.4)	6.4	(0.4)	6.0
Non-operating (income) expense:
Interest income	(0.1)	—	(0.1)	(0.2)	—	(0.2)
Interest expense	11.9	—	11.9	38.5	—	38.5
Total non-operating expense, net	11.8	—	11.8	38.3	—	38.3
Loss from continuing operations before income taxes	(60.9)	0.7	(60.2)	(31.9)	(0.4)	(32.3)
Income tax benefit	(22.2)	0.5	(21.7)	(7.5)	(0.1)	(7.6)
Loss from continuing operations	(38.7)	0.2	(38.5)	(24.4)	(0.3)	(24.7)
Income from discontinued operations, net of income taxes	0.6	—	0.6	0.8	—	0.8
Net loss	$(38.1)	$0.2	$(37.9)	$(23.6)	$(0.3)	$(23.9)
Loss per share of common stock
Basic and diluted:
Loss per share from continuing operations	$(0.63)	$0.01	$(0.62)	$(0.40)	$—	$(0.40)
Income per share from discontinued operations, net of income taxes	0.01	—	0.01	0.01	—	0.01
Net loss per share	$(0.62)	$0.01	$(0.61)	$(0.39)	$—	$(0.39)
Weighted average shares of common stock outstanding, basic and diluted	61.8	—	61.8	60.5	—	60.5

	Three Months Ended August 31, 2015			Nine Months Ended August 31, 2015
	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated
	(In millions)			(In millions)
Net loss	$(38.1)	$0.2	$(37.9)	$(23.6)	$(0.3)	$(23.9)
Other comprehensive income:
Amortization of actuarial losses and prior service credits, net of income taxes	11.6	0.2	11.8	36.0	0.2	36.2
Comprehensive (loss) income	$(26.5)	$0.4	$(26.1)	$12.4	$(0.1)	$12.3

Unaudited Condensed Consolidated Balance Sheet

	August 31, 2015
	As Reported	Adjustments	As Restated
	(In millions)
ASSETS
Current Assets
Cash and cash equivalents	$243.3	$—	$243.3
Accounts receivable	186.7	2.6	189.3
Inventories	148.7	(0.8)	147.9
Recoverable from the U.S. government and other third parties for environmental remediation costs	23.2	—	23.2
Receivable from Northrop	6.0	—	6.0
Other current assets, net	60.0	3.3	63.3
Deferred income taxes	19.4	(5.4)	14.0
Total Current Assets	687.3	(0.3)	687.0
Noncurrent Assets
Property, plant and equipment, net	351.8	—	351.8
Real estate held for entitlement and leasing	84.2	—	84.2
Recoverable from the U.S. government and other third parties for environmental remediation costs	123.2	—	123.2
Receivable from Northrop	70.0	—	70.0
Deferred income taxes	253.6	1.0	254.6
Goodwill	164.4	(6.3)	158.1
Intangible assets	112.1	—	112.1
Other noncurrent assets, net	110.8	5.8	116.6
Total Noncurrent Assets	1,270.1	0.5	1,270.6
Total Assets	$1,957.4	$0.2	$1,957.6
LIABILITIES, REDEEMABLE COMMON STOCK, AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Short-term borrowings and current portion of long-term debt	$5.3	$—	$5.3
Accounts payable	88.7	—	88.7
Reserves for environmental remediation costs	37.6	—	37.6
Postretirement medical and life insurance benefits	6.4	—	6.4
Advance payments on contracts	211.7	—	211.7
Other current liabilities	241.3	2.4	243.7
Total Current Liabilities	591.0	2.4	593.4
Noncurrent Liabilities
Senior debt	90.0	—	90.0
Second-priority senior notes	460.0	—	460.0
Convertible subordinated notes	84.8	—	84.8
Other debt	21.1	—	21.1
Reserves for environmental remediation costs	198.5	—	198.5
Pension benefits	471.7	0.2	471.9
Postretirement medical and life insurance benefits	49.4	—	49.4
Other noncurrent liabilities	98.1	(0.3)	97.8
Total Noncurrent Liabilities	1,473.6	(0.1)	1,473.5
Total Liabilities	2,064.6	2.3	2,066.9
Redeemable common stock	0.1	—	0.1
Stockholders’ Deficit
Common stock	6.4	—	6.4
Other capital	339.6	0.9	340.5
Treasury stock	(64.5)	—	(64.5)
Accumulated deficit	(90.6)	(3.9)	(94.5)
Accumulated other comprehensive loss, net of income taxes	(298.2)	0.9	(297.3)
Total Stockholders’ Deficit	(107.3)	(2.1)	(109.4)
Total Liabilities, Redeemable Common Stock and Stockholders’ Deficit	$1,957.4	$0.2	$1,957.6

Unaudited Condensed Consolidated Statement of Cash Flows

	Nine Months Ended August 31, 2015
	As Reported	Adjustments	As Restated
	(In millions)
Operating Activities
Net income	$(23.6)	$(0.3)	$(23.9)
Adjustments to reconcile net income to net cash provided by operating activities:
Income from discontinued operations, net of income taxes	(0.8)	—	(0.8)
Depreciation and amortization	48.2	0.3	48.5
Amortization of financing costs	2.0	—	2.0
Stock-based compensation	9.9	0.8	10.7
Retirement benefit expense	50.0	0.6	50.6
Loss on debt repurchased	1.8	—	1.8
Loss on disposal of long-lived assets	0.2	—	0.2
Tax benefit on stock-based awards	(2.0)	—	(2.0)
Changes in assets and liabilities:
Accounts receivable	(13.8)	(5.0)	(18.8)
Inventories	(9.7)	(0.2)	(9.9)
Other current assets, net	(19.4)	(0.7)	(20.1)
Real estate held for entitlement and leasing	(5.1)	—	(5.1)
Receivable from Northrop	4.8	(6.0)	(1.2)
Recoverable from the U.S. government and other third parties for environmental remediation costs	(45.8)	6.0	(39.8)
Other noncurrent assets	(11.2)	0.4	(10.8)
Accounts payable	(14.8)	(0.5)	(15.3)
Retirement benefits	(3.7)	—	(3.7)
Advance payments on contracts	13.2	1.1	14.3
Other current liabilities	15.4	3.8	19.2
Deferred income taxes	(11.8)	1.1	(10.7)
Reserves for environmental remediation costs	70.1	—	70.1
Other noncurrent liabilities and other	16.6	(1.4)	15.2
Net Cash Provided by Operating Activities	70.5	—	70.5
Investing Activities
Capital expenditures	(17.9)	—	(17.9)
Net Cash Used in Investing Activities	(17.9)	—	(17.9)
Financing Activities
Debt repayments/repurchases	(72.0)	—	(72.0)
Proceeds from shares issued under equity plans, net	1.3	—	1.3
Repurchase of shares to satisfy tax withholding obligations	(6.5)	—	(6.5)
Tax benefit on stock-based awards	2.0	—	2.0
Net Cash Used in Financing Activities	(75.2)	—	(75.2)
Net Decrease in Cash and Cash Equivalents	(22.6)	—	(22.6)
Cash and Cash Equivalents at Beginning of Period	265.9	—	265.9
Cash and Cash Equivalents at End of Period	$243.3	$—	$243.3

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
The preparation of the consolidated financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates. In addition, our operating results for interim periods may not be indicative of the results of operations for a full year. This section contains a number of forward-looking statements, all of which are based on current expectations and are subject to risks and uncertainties including those described in this Quarterly Report under the heading “Forward-Looking Statements.” Actual results may differ materially. This section should be read in conjunction with our Annual Report on Form 10-K/A for the fiscal year ended November 30, 2015, and periodic reports subsequently filed with the Securities and Exchange Commission (“SEC”).
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
A summary of the significant financial highlights for the third quarter of fiscal 2016 which management uses to evaluate our operating performance and financial condition is presented below.

•	Net sales for the third quarter of fiscal 2016 totaled $463.8 million compared to $441.0 million for the third quarter of fiscal 2015.

•
Net loss for the third quarter of fiscal 2016 was $(11.1) million, or $(0.17) loss per share, compared to net loss of $(37.9) million, or $(0.61) loss per share, for the third quarter of fiscal 2015. Net loss for the third quarter of fiscal 2016 included (i) a pre-tax charge of $34.1 million associated with a debt redemption and (ii) a pre-tax expense of $16.4 million associated with environmental remediation reserve requirements. Net loss for the third quarter of fiscal 2015 included (i) a pre-tax expense of $50.0 million associated with a legal settlement and (ii) a pre-tax expense of $29.5 million associated with environmental remediation reserve requirements.

•
Adjusted EBITDAP (Non-GAAP measure*) for the third quarter of fiscal 2016 was $34.5 million, or 7.4% of net sales, compared to $35.7 million, or 8.1% of net sales, for the third quarter of fiscal 2015.

•
Segment performance (Non-GAAP measure*) before environmental remediation provision adjustments, retirement benefit plan expense, net, and unusual items was $41.0 million for the third quarter of fiscal 2016, compared to $55.9 million for the third quarter of fiscal 2015.

•	Cash provided by operating activities in the third quarter of fiscal 2016 totaled $45.1 million, compared to $42.1 million of cash provided by operating activities in the third quarter of fiscal 2015.

•	As of September 30, 2016, we had $2.3 billion of funded backlog compared to $2.4 billion as of November 30, 2015.
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

Some of the significant challenges we face are as follows: dependence upon U.S. government programs and contracts, future reductions or changes in U.S. government spending in our markets, implementation of our competitive improvement program (the "CIP"), environmental matters, capital structure, and our underfunded pension plan.
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
Customers that represented more than 10% of net sales for the periods presented are as follows:

	Three months ended September 30,	Three months ended August 31,	Nine months ended September 30,	Nine months ended August 31,
	2016	2015	2016	2015
				As Restated
Lockheed Martin Corporation	25%	31%	29%	29%
United Launch Alliance	24%	20%	21%	19%
Raytheon Company	22%	19%	19%	20%
NASA	14%	13%	14%	12%
Our sales to each of the major customers listed above involve several product lines and programs.
Sales to the U.S. government and its agencies, including sales to our significant customers discussed above, were as follows (dollars in millions):

Percentage of net sales
Three months ended September 30, 2016	92%
Three months ended August 31, 2015	92%
Nine months ended September 30, 2016	91%
Nine months ended August 31, 2015	90%
The Standard Missile program, which is comprised of several contracts and is included in U.S. government sales, represented 12% and 13% of net sales for the third quarter of fiscal 2016 and 2015, respectively. In addition, the Standard Missile program represented 10% and 14% of net sales for the first nine months of fiscal 2016 and 2015.
The Terminal High Altitude Area Defense (“THAAD”) program, which is comprised of several contracts and included in U.S. government sales, represented 13% and 14% of net sales for the third quarter of fiscal 2016 and 2015, respectively. In addition, the THAAD program represented 14% and 13% of net sales for the first nine months of fiscal 2016 and 2015.
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
The Budget Control Act of 2011 established statutory limits on U.S. government discretionary spending, or budgets caps, for both defense and non-defense over the next 10 years.  The Bipartisan Budget Act of 2013 provided temporary relief to the Budget Control Act of 2011 cap levels in GFY 2014 and 2015 and eased sequestration spending cuts to the DoD and other federal agencies (e.g., NASA) for GFY 2014 and 2015, paving the way for eventual agreements on GFY 2014 and 2015 appropriations for all federal agencies. Similarly, in November 2015, the U.S. President signed into law the Bipartisan Budget Act of 2015, providing another two years of relief to the Budget Control Act cap numbers.  The Bipartisan Budget Act of 2015 covers both GFY 2016 and 2017 and allows for increased spending levels for DoD and other U.S. government agencies including NASA. This paved the way for the U.S. Congress to pass and the U.S. President to sign into law a $1.1 trillion “Omnibus” appropriations bill for GFY 2016, funding all government agencies.  Even with overall budget levels set for GFY 2017, Congress was not able to pass a full year appropriation for either the DoD or NASA prior to the start of GFY 2017 on October 1, 2016.  As a result, Congress passed a short-term Continuing Resolution (“CR”) to fund the U.S. government until after the November 2016 elections. The U.S. Congress must act on the appropriations bills prior to the expiration of the CR on December 9, 2016 or pass another CR.
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
Competitive Improvement Program
In March 2015, we initiated the CIP comprised of activities and initiatives aimed at reducing costs in order for us to continue to compete successfully. The company-wide initiative is being undertaken after a comprehensive assessment of our product portfolio to underpin Aerojet Rocketdyne’s technological and competitive leadership in our markets through continued research and development. The CIP is composed of three major components: (i) facilities optimization and footprint reduction; (ii) product affordability; and (iii) reduced administrative and overhead costs. Under the CIP, we expect an estimated 500 headcount reduction in our total employee population. We currently estimate that we will incur restructuring and related costs over the four-year CIP program of approximately $110 million (excluding approximately $32 million of capital expenditures). When fully implemented, we anticipate that the CIP will result in annual cost savings of approximately $145 million beginning in fiscal 2019. As a result of this effort, we will be better positioned to deliver our innovative, high quality and reliable products at a lower cost to our customers. The CIP costs will consist primarily of severance and other employee related costs totaling approximately $43 million, operating facility costs totaling approximately $27 million, and $40 million for other costs relating to product re-qualification, knowledge transfer and other CIP implementation costs. We have incurred $14.2 million related to the CIP program through September 30, 2016 and additionally we have incurred $24.9 million in capital expenditures to support the CIP. A summary of our CIP reserve activity is shown below:

	Severance	Retention	Total
	(In millions)
February 28, 2015	$—	$—	$—
Accrual established	12.9	2.7	15.6
Payments	(1.8)	—	(1.8)
November 30, 2015	11.1	2.7	13.8
Accrual	(0.2)	0.2	—
Payments	—	(1.2)	(1.2)
December 31, 2015	10.9	1.7	12.6
Accrual	(3.2)	1.7	(1.5)
Payments	(0.7)	(0.5)	(1.2)
September 30, 2016	$7.0	$2.9	$9.9
The costs associated with the CIP will be a component of the Company’s U.S. government forward pricing rates, and therefore, will be recovered through the pricing of the Company’s products and services to the U.S. government. In addition to the employee-related CIP obligations, the Company incurred non-cash accelerated depreciation expense of $0.6 million in the first nine months of fiscal 2016 associated with changes in the estimated useful life of long-lived assets impacted by the CIP.
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
A summary of our recoverable amounts, environmental reserves, and estimated range of liability as of September 30, 2016 is presented below:

	Recoverable Amounts (1)	Environmental Reserves	Estimated Range of Liability
	(In millions)
Sacramento	$160.5	$211.0	$211.0 - $326.2
Baldwin Park Operable Unit	99.2	130.2	$130.2 - $182.2
Other Aerojet Rocketdyne sites	7.7	7.7	$7.7 - $13.5
Other sites	0.6	4.4	$4.4 - $6.3
Total	$268.0	$353.3	$353.3 - $528.2
_____

(1)
Excludes the receivable from Northrop Grumman Corporation (“Northrop”) of $68.3 million as of September 30, 2016 related to environmental costs already paid (and therefore not reserved) by the Company in prior years and reimbursable under the Northrop Agreement.

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
Capital Structure
We have a substantial amount of debt for which we are required to make interest and principal payments. Interest on long-term financing is not a recoverable cost under our U.S. government contracts. As of September 30, 2016, we had $537.0 million of debt principal outstanding. The fair value of the debt outstanding at September 30, 2016 was $576.6 million.
Retirement Benefits
We expect to make cash contributions of approximately $33 million to our tax-qualified defined benefit pension plan in fiscal 2016. We estimate that approximately 82% of our unfunded pension obligation as of December 31, 2015 is related to our U.S. government contracting business. We generally are able to recover these contributions related to our tax-qualified defined benefit pension plan as allowable costs on our U.S. government contracts, but there is a lag between when we contribute cash to our tax-qualified defined benefit pension plan under pension funding rules and recover it under the U.S. government Cost Accounting Standards. During the first nine months of fiscal 2016, we made cash contributions of $29.9 million to our tax-qualified defined benefit pension plan of which $28.1 million will be recoverable in our U.S. government contracts in fiscal 2016 with the remaining $1.8 million being recoverable in our U.S. government contracts in future years.
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
Results of Operations
Net Sales:

	Three months ended September 30,	Three months ended August 31,		Nine months ended September 30,	Nine months ended August 31,
	2016	2015	Change*	2016	2015	Change**
		As Restated			As Restated
	(In millions)
Net sales:	$463.8	$441.0	$22.8	$1,229.1	$1,221.8	$7.3

* Primary reason for change. The increase in net sales was primarily due to an increase of $18.9 million in space programs that was driven by increased deliveries on the multi-year RL10 program.
** Primary reason for change. The increase in net sales was primarily due to the following (i) an increase of $46.0 million in space programs primarily driven by increased work on the Commercial Crew Development program and the RL10 program as a result of deliveries on this multi-year contract; (ii) an increase of $21.9 million on the PAC-3 contracts associated with the timing of deliveries; and (iii) an increase of $19.1 million on the HAWK contract that started generating sales in the second half of fiscal 2015. These factors were partially offset due to (i) a decrease of $40.6 million in the various Standard Missile contracts primarily from timing of deliveries on the Standard Missile-3 Block IB contract and Standard Missile MK72 booster contract and (ii) the sale of approximately 550 acres of our Sacramento Land for $42.0 million in the second quarter of fiscal 2015.
Cost of Sales (exclusive of items shown separately below):

	Three months ended September 30,	Three months ended August 31,		Nine months ended September 30,	Nine months ended August 31,
	2016	2015	Change*	2016	2015	Change**
		As Restated			As Restated
	(In millions, except percentage amounts)
Cost of sales (exclusive of items shown separately below):	$405.4	$373.1	$32.3	$1,071.6	$1,031.2	$40.4
Percentage of net sales	87.4%	84.6%		87.2%	84.4%
Percentage of net sales excluding retirement benefit expense, net and step-up in fair value of inventory	84.7%	81.7%		84.1%	81.3%
Components of cost of sales:
Cost of sales excluding retirement benefit expense and step-up in fair value of inventory	$392.8	$360.5	$32.3	$1,033.9	$993.3	$40.6
Cost of sales associated with the Rocketdyne acquisition step-up in fair value of inventory not allocable to our U.S. government contracts	0.1	0.1	—	0.2	0.3	(0.1)
Retirement benefit expense	12.5	12.5	—	37.5	37.6	(0.1)
Cost of sales	$405.4	$373.1	$32.3	$1,071.6	$1,031.2	$40.4

* Primary reason for change. The increase in cost of sales as a percentage of net sales excluding retirement benefit expense and the step-up in fair value of inventory was primarily due to the settlement of the Antares AJ-26 program resulting in a gross contract benefit of $11.2 million in the third quarter of fiscal 2015. In September 2015, Aerojet Rocketdyne entered into a Settlement and Mutual Release Agreement (the “Settlement Agreement”) with Orbital Sciences Corporation (“Orbital”) pursuant to which the parties mutually agreed to a termination for convenience of the contract relating to the provision by Aerojet Rocketdyne of 20 AJ-26 liquid propulsion rocket engines to Orbital for the Antares program. We incurred a $50.0 million legal settlement charge reported as an unusual item and not included in cost of sales related to the Settlement Agreement.
** Primary reason for change. The increase in cost of sales as a percentage of net sales excluding retirement benefit expense and the step-up in fair value of inventory was primarily due to the gross profit of $30.6 million on the sale of 550 acres of Sacramento Land in the second quarter of fiscal 2015.
AR1 Research and Development ("R&D"):

	Three months ended September 30,	Three months ended August 31,		Nine months ended September 30,	Nine months ended August 31,
	2016	2015	Change*	2016	2015	Change*
	(In millions)
AR1:	$—	$8.3	$(8.3)	$—	$10.5	$(10.5)
 * Primary reason for change. During fiscal 2015, we began separately reporting the portion of the engine development expenses associated with our newest liquid booster engine, the AR1, that is being funded by us. See additional discussion in Note 1 of the Notes to Unaudited Condensed Consolidated Financial Statements.

Selling, General and Administrative (“SG&A”):

	Three months ended September 30,	Three months ended August 31,		Nine months ended September 30,	Nine months ended August 31,
	2016	2015	Change*	2016	2015	Change**
		As Restated			As Restated
	(In millions, except percentage amounts)
SG&A:	$10.8	$11.5	$(0.7)	$36.0	$40.7	$(4.7)
Percentage of net sales	2.3%	2.6%		2.9%	3.3%
Components of SG&A:
SG&A excluding retirement benefit expense and stock-based compensation	$3.7	$4.9	$(1.2)	$14.1	$17.0	$(2.9)
Stock-based compensation	2.3	2.3	—	7.7	10.7	(3.0)
Retirement benefit expense	4.8	4.3	0.5	14.2	13.0	1.2
SG&A	$10.8	$11.5	$(0.7)	$36.0	$40.7	$(4.7)
 * Primary reason for change. SG&A expense as a percentage of net sales was essentially unchanged from the prior year.
 ** Primary reason for change. The decrease in SG&A expense was primarily driven by (i) a decrease of $3.0 million in stock-based compensation which was primarily a result of decreases in the fair value of the stock appreciation rights and (ii) a decrease in legal and professional services expenses associated with various corporate activities in the first nine months of fiscal 2015 and cost savings initiatives.
Depreciation and Amortization:

	Three months ended September 30,	Three months ended August 31,		Nine months ended September 30,	Nine months ended August 31,
	2016	2015	Change*	2016	2015	Change**
					As Restated
	(In millions)
Depreciation and amortization:	$15.4	$16.1	$(0.7)	$45.9	$48.5	$(2.6)
Components of depreciation and amortization:
Depreciation	$12.1	$12.7	$(0.6)	$35.9	$38.4	$(2.5)
Amortization	3.3	3.4	(0.1)	10.0	10.1	(0.1)
* Primary reason for change. The decrease in depreciation expense was primarily due to a decrease of $1.0 million in depreciation associated with the adjustment to the fair value of the Rocketdyne Business’ tangible assets at acquisition date.
** Primary reason for change. The decrease in depreciation expense was primarily due to a decrease of $3.4 million in depreciation associated with the adjustment to the fair value of the Rocketdyne Business’ tangible assets at acquisition date.
Other Expense, net:

	Three months ended September 30,	Three months ended August 31,		Nine months ended September 30,	Nine months ended August 31,
	2016	2015	Change*	2016	2015	Change**
	(In millions)
Other expense, net:	$51.6	$80.4	$(28.8)	$53.6	$84.9	$(31.3)

 * Primary reason for change. The decrease in other expense, net was primarily due to a decrease of $13.1 million in environmental remediation expenses (see Note 7(c) of the Notes to Unaudited Condensed Consolidated Financial Statements) and a decrease of $16.9 million in unusual items (discussed below).
 ** Primary reason for change. The decrease in other expense, net was primarily due to a decrease of $16.3 million in environmental remediation expenses (see Note 7(c) of the Notes to Unaudited Condensed Consolidated Financial Statements) and a decrease of $16.7 million in unusual items (discussed below).
Total unusual items expense, a component of other expense, net in the Unaudited Condensed Consolidated Statements of Operations, was as follows:

	Three months ended September 30,	Three months ended August 31,	Nine months ended September 30,	Nine months ended August 31,
	2016	2015	2016	2015
	(In millions)
Unusual items
Legal related matters	$0.2	$0.1	$—	$(0.6)
Legal settlement	—	50.0	—	50.0
Loss on debt	34.1	1.1	34.5	1.8
	$34.3	$51.2	$34.5	$51.2
First nine months of fiscal 2016 Activity:
We recorded a charge of $0.1 million associated with the amendment to the Senior Credit Facility.
We retired $13.0 million principal amount of our delayed draw term loan resulting in a loss of $0.3 million.
On July 18, 2016, we redeemed $460.0 million principal amount of our 7.125% Second-Priority Senior Secured Notes (“7 1/8% Notes”), representing all of the outstanding 7 1/8% Notes, at a redemption price equal to 105.344% of the principal amount, plus accrued and unpaid interest. We incurred a pre-tax charge of $34.2 million in the third quarter of fiscal 2016 associated with the extinguishment of the 7 1/8% Notes. The $34.1 million pre-tax charge was the result of the $24.6 million paid in excess of the par value and $9.5 million associated with the write-off of unamortized deferred financing costs. We funded the redemption in part through a $400.0 million drawdown from our Term Loan facility.
First nine months of fiscal 2015 Activity:
We retired $68.0 million principal amount of our delayed draw term loan resulting in a loss of $1.8 million.
We recorded an expense of $50.0 million associated with a legal settlement in the third quarter of fiscal 2015 with Orbital pursuant to which the parties mutually agreed to a termination for convenience of the contract relating to the provision by Aerojet Rocketdyne of 20 AJ-26 liquid propulsion rocket engines to Orbital for the Antares program.
We recorded $0.6 million for realized gains net of interest associated with the failure to register with the SEC the issuance of certain of our common shares under the defined contribution 401(k) employee benefit plan.
Interest Income:

	Three months ended September 30,	Three months ended August 31,		Nine months ended September 30,	Nine months ended August 31,
	2016	2015	Change*	2016	2015	Change*
	(In millions)
Interest income:	$(0.1)	$(0.1)	$—	$(0.4)	$(0.2)	$(0.2)
 * Primary reason for change. Interest income was essentially unchanged for the periods presented.

Interest Expense:

	Three months ended September 30,	Three months ended August 31,		Nine months ended September 30,	Nine months ended August 31,
	2016	2015	Change*	2016	2015	Change*
	(In millions)
Interest expense:	$5.9	$11.9	$(6.0)	$27.4	$38.5	$(11.1)
Components of interest expense:
Contractual interest and other	5.5	11.3	(5.8)	25.7	36.5	(10.8)
Amortization of deferred financing costs	0.4	0.6	(0.2)	1.7	2.0	(0.3)
Interest expense	$5.9	$11.9	$(6.0)	$27.4	$38.5	$(11.1)
* Primary reason for change. The decrease in interest expense was primarily due to the retirement of the principal amount of our delayed draw term loan in the first quarter of fiscal 2016 and the redemption of the 7 1/8% Notes in the third quarter of fiscal 2016. The decrease in interest expense was partially offset by the debt incurred on the Senior Credit Facility at a lower interest rate (2.77% as of September 30, 2016).
Income Tax benefit:
The income tax benefit was as follows:

	Nine months ended September 30,	Nine months ended August 31,
	2016	2015
		As Restated
	(In millions)
Income tax benefit	$(5.1)	$(7.6)
In the first nine months of fiscal 2016, the income tax benefit recorded differs from the expected tax that would be calculated by applying the federal statutory rate to our loss before income taxes primarily due to the impacts from state income taxes, certain expenditures which are permanently not deductible for tax purposes, and the reversal of uncertain tax positions due to the expiration of statutes of limitation.
In the first nine months of fiscal 2015, the income tax benefit recorded differs from the expected tax that would be calculated by applying the federal statutory rate to our loss before income taxes primarily due to the re-enactment of the federal research and development credit in December 2014 for calendar year 2014 which has been treated as a discrete event for the first quarter of fiscal 2015, as well as the impacts from state income taxes and certain expenditures which are permanently not deductible for tax purposes.
A valuation allowance is required when it is more-likely-than-not that all or a portion of deferred tax assets may not be realized. Assessing the need for, or sufficiency of, a valuation allowance requires management to evaluate, on a quarterly basis, all available evidence, both positive and negative, including the recent trend of losses from continuing operations before income taxes. We will continue to evaluate whether future results are less than projected and if a valuation allowance may be required to reduce deferred tax assets, which could have a material impact on our results of operations. As of September 30, 2016, we continued to believe that the weight of the positive evidence outweighed the negative evidence regarding the realization of our net deferred tax assets.
See Note 5 of the Notes to Unaudited Condensed Consolidated Financial Statements for a discussion on uncertain income tax positions.

Retirement Benefit Plans:
Components of retirement benefit expense are:

	Three months ended September 30,	Three months ended August 31,	Nine months ended September 30,	Nine months ended August 31,
	2016	2015	2016	2015
		As Restated		As Restated
	(In millions)
Service cost	$3.6	$2.7	$10.5	$8.1
Interest cost on benefit obligation	16.5	16.4	49.5	49.2
Assumed return on plan assets	(17.5)	(22.1)	(52.6)	(66.1)
Amortization of prior service credits	(0.3)	(0.3)	(0.8)	(0.8)
Recognized net actuarial losses	15.0	20.1	45.1	60.2
Retirement benefit expense	$17.3	$16.8	$51.7	$50.6
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

Aerospace and Defense Segment

	Three months ended September 30,	Three months ended August 31,		Nine months ended September 30,	Nine months ended August 31,
	2016	2015	Change*	2016	2015	Change**
		As Restated			As Restated
	(In millions, except percentage amounts)
Net sales	$462.2	$439.4	$22.8	$1,224.3	$1,175.1	$49.2
Segment performance	24.2	(37.0)	61.2	88.7	14.3	74.4
Segment margin	5.2%	(8.4)%		7.2%	1.2%
Segment margin before environmental remediation provision adjustments, retirement benefit plan expense, net, Rocketdyne purchase accounting adjustments, and unusual items (Non-GAAP measure)	9.8%	13.9%		10.5%	12.9%
Components of segment performance:
Aerospace and Defense	$45.1	$60.9	$(15.8)	$129.1	$151.7	$(22.6)
Environmental remediation provision adjustments	(16.4)	(29.4)	13.0	(16.8)	(32.7)	15.9
Retirement benefit plan benefit (expense), net	0.6	(12.5)	13.1	(9.4)	(37.6)	28.2
Unusual items	(0.2)	(50.1)	49.9	—	(49.4)	49.4
Rocketdyne purchase accounting adjustments not allocable to our U.S. government contracts:
Amortization of the Rocketdyne Business’ intangible assets	(3.0)	(3.0)	—	(9.0)	(9.0)	—
Depreciation associated with the step-up in the fair value of the Rocketdyne Business’ tangible assets	(1.8)	(2.8)	1.0	(5.0)	(8.4)	3.4
Cost of sales associated with the step-up in the fair value of the Rocketdyne Business’ inventory	(0.1)	(0.1)	—	(0.2)	(0.3)	0.1
Aerospace and Defense total	$24.2	$(37.0)	$61.2	$88.7	$14.3	$74.4
 * Primary reason for change. The increase in net sales was primarily due to an increase of $18.9 million in space programs that was driven by increased deliveries on the multi-year RL10 program.
The decrease in the segment margin before environmental remediation provision adjustments, retirement benefit plan expense, net, Rocketdyne purchase accounting adjustments, and unusual items was primarily due to (i) the settlement of the Antares AJ-26 program resulting in a gross contract benefit of $11.2 million in the third quarter of fiscal 2015 and (ii) funding of $13.1 million to our tax-qualified pension plan during the third quarter of fiscal 2016.
** Primary reason for change. The increase in net sales was primarily due to the following: (i) an increase of $46.0 million in space programs primarily driven by increased work on the Commercial Crew Development program and the RL10 program as a result of deliveries on this multi-year contract; (ii) an increase of $21.9 million on the PAC-3 contracts associated with the timing of deliveries; and (iii) an increase of $19.1 million on the HAWK contract that started generating sales in the second half of fiscal 2015. These factors were partially offset due to a decrease of $40.6 million in the various Standard Missile contracts primarily from timing of deliveries on the Standard Missile-3 Block IB contract and Standard Missile MK72 booster contract.
The decrease in the segment margin before environmental remediation provision adjustments, retirement benefit plan expense, net, Rocketdyne purchase accounting adjustments, and unusual items was primarily due to the following: (i) a gross contract benefit of $7.9 million in the first nine months of fiscal 2015 associated with the Antares AJ-26 Settlement Agreement; (ii) cost growth and manufacturing inefficiencies in the current period on electric propulsion contracts and (iii) funding of $28.1 million to our tax-qualified pension plan during the first nine months of fiscal 2016.
A summary of our backlog is as follows:

	September 30, 2016	November 30, 2015
	(In billions)
Funded backlog	$2.3	$2.4
Unfunded backlog	1.5	1.7
Total contract backlog	$3.8	$4.1
Total backlog includes both funded backlog (unfilled orders for which funding is authorized, appropriated and contractually obligated by the customer) and unfunded backlog (firm orders for which funding has not been appropriated). Indefinite delivery and quantity contracts and unexercised options are not reported in total backlog. Backlog is subject to funding delays or program restructurings/cancellations which are beyond our control. Of our September 30, 2016 total contract backlog, approximately 45%, or $1.7 billion, is expected to be filled within one year.
Real Estate Segment

	Three months ended September 30,	Three months ended August 31,		Nine months ended September 30,	Nine months ended August 31,
	2016	2015	Change	2016	2015	Change*
	(In millions)
Net sales	$1.6	$1.6	$—	$4.8	$46.7	$(41.9)
Segment performance	0.8	0.9	(0.1)	2.5	33.4	(30.9)
 * Primary reason for change. During the second quarter of fiscal 2015, we recognized net sales of $42.0 million associated with a land sale of approximately 550 acres which resulted in a pre-tax gain of $30.6 million.
Use of Non-GAAP Financial Measures
In addition to segment performance (discussed above), we provide the Non-GAAP financial measure of our operational performance called Adjusted EBITDAP. We use this metric to further our understanding of the historical and prospective consolidated core operating performance of our segments, net of expenses resulting from our corporate activities in the ordinary, on-going and customary course of our operations. Further, we believe that to effectively compare the core operating performance metric from period to period on a historical and prospective basis, the metric should exclude items relating to retirement benefits (pension and postretirement benefits), significant non-cash expenses, the impacts of financing decisions on earnings, and items incurred outside the ordinary, on-going and customary course of our operations. Accordingly, we define Adjusted EBITDAP as GAAP loss from continuing operations before income taxes adjusted to exclude interest expense, interest income, depreciation and amortization, retirement benefit expense net of cash funding to our tax-qualified defined benefit pension plan that are recoverable under our U.S. government contracts, and unusual items which we do not believe are reflective of such ordinary, on-going and customary course activities. Adjusted EBITDAP does not represent, and should not be considered an alternative to, net loss, as determined in accordance with GAAP.

	Three months ended September 30,	Three months ended August 31,	Nine months ended September 30,	Nine months ended August 31,
	2016	2015	2016	2015
		As Restated		As Restated
	(In millions, except percentage amounts)
Loss from continuing operations before income taxes	$(25.2)	$(60.2)	$(5.0)	$(32.3)
Interest expense	5.9	11.9	27.4	38.5
Interest income	(0.1)	(0.1)	(0.4)	(0.2)
Depreciation and amortization	15.4	16.1	45.9	48.5
Retirement benefit expense, net	4.2	16.8	23.6	50.6
Unusual items	34.3	51.2	34.5	51.2
Adjusted EBITDAP	$34.5	$35.7	$126.0	$156.3
Adjusted EBITDAP as a percentage of net sales	7.4%	8.1%	10.3%	12.8%
In addition to segment performance and Adjusted EBITDAP, we provide the Non-GAAP financial measures of free cash flow and net debt. We use these financial measures, both in presenting our results to stakeholders and the investment community, and in our internal evaluation and management of the business. Management believes that these financial measures are useful because it presents our business using the same tools that management uses to evaluate progress in achieving our performance metrics for annual cash and long-term compensation incentive plans.

	Three months ended September 30,	Three months ended August 31,	Nine months ended September 30,	Nine months ended August 31,
	2016	2015	2016	2015
	(In millions)
Net Cash Provided by Operating Activities	$45.1	$42.1	$48.9	$70.5
Capital expenditures	(11.0)	(8.5)	(30.5)	(17.9)
Free cash flow(1)	$34.1	$33.6	$18.4	$52.6
 ____________

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

	September 30, 2016	November 30, 2015
	(In millions)
Debt principal	$537.0	$652.0
Cash and cash equivalents	(129.3)	(211.1)
Net debt	$407.7	$440.9
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
In our Aerospace and Defense segment, recognition of profit on long-term contracts requires the use of assumptions and estimates related to the contract value or total contract revenue, the total cost at completion and the measurement of progress towards completion. Due to the nature of the programs, developing the estimated total cost at completion requires the use of significant judgment. Estimates are continually evaluated as work progresses and are revised as necessary. Factors that must be considered in estimating the work to be completed include, but not limited to: labor productivity, the nature and technical complexity of the work to be performed, availability and cost volatility of materials, subcontractor and vendor performance, warranty costs, volume assumptions, anticipated labor agreements and inflationary trends, schedule and performance delays, availability of funding from the customer, and the recoverability of costs incurred outside the original contract included in any estimates to complete. We review contract performance and cost estimates for some contracts at least monthly and for others at least quarterly and more frequently when circumstances significantly change. When a change in estimate is determined to have an impact on contract profit, we will record a positive or negative adjustment to the statement of operations. Changes in estimates and assumptions related to the status of certain long-term contracts may have a material effect on our operating results. The following table summarizes the impact from changes in estimates and assumptions on the statements of operations on contracts, representing 96% of our Aerospace and Defense segment net sales over the first nine months of fiscal 2016 and 2015 accounted for under the percentage-of-completion method of accounting:

	Three months ended September 30,	Three months ended August 31,	Nine months ended September 30,	Nine months ended August 31,
	2016	2015	2016	2015
		As Restated		As Restated
	(In millions, except per share amounts)
Favorable (unfavorable) effect of the changes in contract estimates on loss from continuing operations before income taxes	$1.1	$9.5	$(2.3)	$19.2
Favorable (unfavorable) effect of the changes in contract estimates on net loss	0.7	5.7	(1.4)	11.5
Favorable (unfavorable) effect of the changes in contract estimates on basic and diluted net loss per share	0.01	0.09	(0.02)	0.19
During the first nine months of fiscal 2015 favorable changes in contract estimates were primarily driven by better than expected performance on space launch systems and missile defense programs primarily due to affordability initiatives and lower overhead costs.
A detailed description of our significant accounting policies can be found in our most recent Annual Report on Form 10-K/A for the fiscal year ended November 30, 2015.
Arrangements with Off-Balance Sheet Risk
As of September 30, 2016, arrangements with off-balance sheet risk consisted of:

•
$45.3 million in outstanding commercial letters of credit expiring through 2017, the majority of which may be renewed, primarily to collateralize obligations for environmental remediation and insurance coverage.

•	$45.6 million in outstanding surety bonds to primarily satisfy indemnification obligations for environmental remediation coverage.

•	Up to $120.0 million aggregate in guarantees by us of Aerojet Rocketdyne’s obligations to U.S. government agencies for environmental remediation activities.

•	Guarantees, jointly and severally, by our material domestic subsidiaries of their obligations under our Senior Credit Facility.
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
Liquidity and Capital Resources
Net Cash Provided by (Used in) Operating, Investing, and Financing Activities
The change in cash and cash equivalents was as follows:

	Nine months ended September 30,	Nine Months Ended August 31,
	2016	2015
	(In millions)
Net Cash Provided by Operating Activities	$48.9	$70.5
Net Cash Used in Investing Activities	(30.0)	(17.9)
Net Cash Used in Financing Activities	(98.1)	(75.2)
Net Decrease in Cash and Cash Equivalents	$(79.2)	$(22.6)
Net Cash Provided by Operating Activities
The $48.9 million of cash provided by operating activities in the first nine months of fiscal 2016 was primarily the result of $136.8 million of cash generated by the loss from continuing operations before income taxes adjusted for non-cash items which was offset by cash used to fund working capital (defined as accounts receivables, inventories, other current assets, accounts payable, contract advances, real estate activities, and other current liabilities). The funding of working capital is primarily due to the following: (i) a decrease of $26.9 million in cash advances on long-term contracts; (ii) an increase of $13.4 million in other current assets, net primarily related to income taxes; and (iii) a decrease of $57.9 million in other current liabilities primarily due to the timing of payments associated with employee compensation, income taxes, and interest expense. In addition, we funded $33.1 million to our retirement benefit plans during the first nine months of fiscal 2016. The funding of working capital was partially offset by a decrease of $22.2 million in accounts receivable primarily due to the timing of net sales.
The $70.5 million of cash provided by operating activities in the first nine months of fiscal 2015 was primarily the result of cash provided by loss from continuing operations before income taxes adjusted for non-cash items which generated $78.7 million which was offset by cash used to fund working capital (defined as accounts receivables, inventories, accounts payable, recoverable environmental remediation costs, contract advances, real estate activities, environmental reserves, and other current assets and liabilities). The funding of working capital is primarily due to the following: (i) an increase of $20.1 million in other current assets primarily associated with income taxes and other receivables; (ii) a decrease of $15.3 million in accounts payable due to the timing of payments; and (iii) an increase of $18.8 million in accounts receivable due to the timing of sales and billings during the quarter partially offset by the changes in the environmental reserves and recoveries of $29.1 million. See Notes 7(b) and 7(c) of the Notes to Unaudited Condensed Consolidated Financial Statements for a discussion on environmental matters. In addition, we paid $27.1 million for income taxes in the first nine months of fiscal 2015.
Net Cash Used In Investing Activities
During the first nine months of fiscal 2016 and 2015, we had capital expenditures of $30.5 million and $17.9 million, respectively. The increase in capital expenditures is primarily related to construction projects associated with supporting our Competitive Improvement Plan.
Net Cash Used in Financing Activities
During the first nine months of fiscal 2016, we had debt repayments of $595.3 million and had borrowings of $500.0 million. During the first nine months of fiscal 2015, we had debt repayments of $72.0 million.
Debt Activity and Covenants
Our debt principal activity since November 30, 2015 was as follows:

	November 30, 2015	Borrowings	Cash Payments	Non-cash Activity	September 30, 2016
	(In millions)
Term loan	$93.8	$400.0	$(98.8)	$—	$395.0
Revolver	—	100.0	—	—	100.0
7 1/8% Notes	460.0	—	(484.6)	24.6	—
4 1/16% Convertible Subordinated Debentures(“4 1/16% Debentures”)	84.6	—	—	(43.0)	41.6
2 1/4% Convertible Subordinated Debentures	0.2	—	—	—	0.2
Delayed draw term loan	13.0	—	(13.0)	—	—
Other debt	0.4	—	(0.2)	—	0.2
Total Debt and Borrowing Activity	$652.0	$500.0	$(596.6)	$(18.4)	$537.0
The Senior Credit Facility contains covenants requiring us to (i) maintain an interest coverage ratio (the "Consolidated Interest Coverage Ratio") of not less than 3.00 to 1.00 and (ii) maintain a leverage ratio ( the "Consolidated Net Leverage Ratio") not to exceed (a) 4.00 to 1.00 from September 30, 2016 through September 30, 2017; (b) 3.75 to 1.00 from December 31, 2017  through September 30, 2018; and (c) 3.50 to 1.00 from December 31, 2018 thereafter, provided that the maximum leverage ratio for all periods shall be increased by 0.50 to 1.00 for two quarters after consummation of a qualified acquisition. We may generally make certain investments, redeem debt subordinated to the Senior Credit Facility and make certain restricted payments (such as stock repurchases and dividends) if our Consolidated Net Leverage Ratio does not exceed 3.25 to 1.00 pro forma for such transaction. We are otherwise subject to customary covenants including limitations on asset sales, incurrence of additional debt, and limitations on certain investments and restricted payments.

Financial Covenant	Actual Ratios as of September 30, 2016	Required Ratios
Consolidated Interest Coverage Ratio, as defined under the Senior Credit Facility	9.15 to 1.00	Not less than: 3.00 to 1.00
Consolidated Net Leverage Ratio, as defined under the Senior Credit Facility	2.25 to 1.00	Not greater than: 4.00 to 1.00
We were in compliance with our financial and non-financial covenants as of September 30, 2016.
Outlook
Short-term liquidity requirements consist primarily of recurring operating expenses, including but not limited to costs related to our capital and environmental expenditures, company-funded research and development expenditures, debt service requirements, and retirement benefit plans. We believe that our existing cash and cash equivalents and availability under our revolving credit facility will provide sufficient funds to meet our operating plan, which includes our CIP and AR1 engine development costs, for the next twelve months. The operating plan for this period provides for full operation of our businesses, and interest and principal payments on our debt. As of September 30, 2016, we had $204.7 million of available borrowings under our Senior Credit Facility. Based on our existing debt agreements, we were in compliance with our financial and non-financial covenants as of September 30, 2016. Our failure to comply with these covenants could result in an event of default that, if not cured or waived, could result in the acceleration of the Senior Credit Facility and the 4 1/16% Debentures. In addition, our failure to pay principal and interest when due is a default under the Senior Credit Facility, and in certain cases, would cause cross defaults on the 4 1/16% Debentures.

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
As of September 30, 2016, our debt principal amounts totaled $537.0 million: $42.0 million, or 8%, was at an average fixed rate of 4.07%; and $495.0 million, or 92%, was at a variable rate of 2.77%.
The estimated fair value and principal amount of our outstanding debt is presented below:

	Fair Value			Principal Amount
	September 30, 2016	December 31, 2015	November 30, 2015	September 30, 2016	December 31, 2015	November 30, 2015
	(In millions)
Term loan	$395.0	$92.5	$93.8	$395.0	$92.5	$93.8
Revolver	100.0	—	—	100.0	—	—
4 1/16% Debentures	81.2	149.5	164.0	41.6	84.6	84.6
7 1/8% Notes	—	479.6	480.1	—	460.0	460.0
Delayed draw term loan	—	13.0	13.0	—	13.0	13.0
Other debt	0.4	0.6	0.6	0.4	0.5	0.6
	$576.6	$735.2	$751.5	$537.0	$650.6	$652.0
The fair values of the 7 1/8% Notes and 4 1/16% Debentures were determined using broker quotes that are based on open markets of our debt securities. The revolver and term loan bore interest at variable rates, which adjusted based on market conditions, and the carrying value of these debts approximated fair value.
Item 4. Controls and Procedures
Evaluation of disclosure controls and procedures
Management has conducted an evaluation (with the participation of our Chief Executive Officer and Chief Financial Officer), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of September 30, 2016. As a result of the material weakness in the Company’s internal control over financial reporting discussed below, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2016.
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
We previously identified and disclosed in our Form 10-K/A for the year ended November 30, 2015, as well as in our Form 10-Q/A for the interim period ended March 31, 2016 and our Form 10-Q for the interim period ended June 30, 2016, a material weakness in our internal control over financial reporting as we did not maintain adequate controls over the completeness and accuracy of our accounting for income taxes, including the income tax provision and related tax assets and liabilities.
Income tax accounting remediation efforts
Management is in the process of improving and strengthening the internal controls related to income taxes which includes hiring additional tax resources (internal or external) and implementing additional controls to validate the completeness and accuracy of financial information utilized in our accounting for income taxes. During the fiscal quarter ended September 30, 2016, we enhanced certain of our controls over the evaluation of financial information provided to and received from our third party tax service provider to ensure the completeness and accuracy of this information. In addition, we have engaged a third party to assist us in the operation of our control over the annual evaluation of the completeness and accuracy of our population of deferred tax assets and liabilities.
Remediation of prior year material weaknesses
We previously identified and disclosed in our Form 10-K/A for the year ended November 30, 2015, as well as in our Form 10-Q/A for the interim period ended March 31, 2016 and our Form 10-Q for the interim period ended June 30, 2016, material weaknesses in our internal control over financial reporting regarding the following:

•	We did not adequately design controls related to purchase accounting considerations for long-term customer contracts acquired as part of a business combination; and

•
We did not maintain effective controls over the integration of our accounting policies, practices and controls applicable to the acquired Rocketdyne Business, including those over the segmentation criteria applicable to long-term contracts.

Throughout the first nine months of fiscal 2016, we implemented changes to our processes to improve our internal control over financial reporting. The following steps have been taken to remediate the conditions leading to the above stated material weaknesses:

•
Developed new key controls and updated our accounting directives associated with business combinations, including the assessment of key accounting considerations to be addressed as part of business acquisitions, such as the reset of the percent complete on acquired long-term customer contracts, the evaluation of fair value measurements and purchase accounting adjustments during the measurement period following acquisition, and the evaluation of acquiree accounting policies. These key controls have been evaluated and determined to be appropriately designed and implemented at September 30, 2016.

•
Ensured all new contract awards and amendments entered into prior to the transition of our Rocketdyne Business from a third party hosted enterprise resource planning (“ERP”) system to the Company’s Oracle ERP system and business processes in January 2015 were subjected to the key control over the evaluation of appropriate accounting treatment that is now applicable to all such new awards and amendments. This key control has been evaluated and determined to be designed and operating effectively at September 30, 2016.

Changes in internal control over financial reporting
Other than the changes discussed above, regarding our controls over accounting considerations in a business combination and income tax accounting, there were no changes in internal control over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the effectiveness of our internal control over financial reporting.
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

Asbestos Cases. The following table sets forth information related to our historical product liability costs associated with our asbestos litigation cases since November 30, 2015:

Claims filed as of November 30, 2015	83
Claims filed	16
Claims dismissed	(32)
Claims settled\tendered	(7)
Claims pending as of September 30, 2016	60
Aggregate settlement costs	$0.1
Average settlement costs (1)	$—
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the third quarter of fiscal 2016, the Company issued an aggregate of 4.8 million shares of the Company’s common stock, par value $0.10 (the “Common Stock”), in connection with the conversion of $43.0 million aggregate principal amount of the 4 1/16% Debentures, which 4 1/16% Debentures were surrendered for conversion pursuant to the terms of the indenture governing the 4 1/16% Debentures. The conversion rate provided under the terms of the 4 1/16% Debentures was 111.0926 shares of Common Stock per $1,000 principal amount of the 4 1/16% Debentures, equivalent to a conversion price of approximately $9.00 per share of Common Stock.

The issuance of Common Stock was made pursuant to the exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), provided by Section 3(a)(9) of the Securities Act.
Item 3. Defaults upon Senior Securities
None.
Item 4. Mine safety disclosures
Not applicable.
Item 5. Other Information
None.
Item 6. Exhibits

No.	Description

18.1*	Letter of PricewaterhouseCoopers LLP, dated November 1, 2016, related to change in accounting principle.
31.1*	Certification of Principal Executive Officer pursuant to Rule 13a — 14 (a) of the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a — 14 (a) of the Securities Exchange Act of 1934, as amended.
32.1*
Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a — 14(b) of the Securities and Exchange Act of 1934, as amended, and 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) Unaudited Condensed Consolidated Statements of Operations, (ii) Unaudited Condensed Consolidated Statements of Comprehensive Income, (iii) Unaudited Condensed Consolidated Balance Sheets, (iv) Unaudited Condensed Consolidated Statement of Stockholders’ Deficit, (v) Unaudited Condensed Consolidated Statements of Cash Flows, and (vi) Unaudited Notes to Unaudited Condensed Consolidated Financial Statements.

* Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Aerojet Rocketdyne Holdings, Inc.

Date:	November 1, 2016	By:	/s/ Eileen P. Drake
Eileen P. Drake Chief Executive Officer and President (Principal Executive Officer)

Date:	November 1, 2016	By:	/s/ Kathleen E. Redd
Kathleen E. Redd Vice President, Chief Financial Officer and Assistant Secretary (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

No.	Description

18.1*	Letter of PricewaterhouseCoopers LLP, dated November 1, 2016, related to change in accounting principle.
31.1*	Certification of Principal Executive Officer pursuant to Rule 13a — 14 (a) of the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a — 14 (a) of the Securities Exchange Act of 1934, as amended.
32.1*
Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a — 14(b) of the Securities and Exchange Act of 1934, as amended, and 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) Unaudited Condensed Consolidated Statements of Operations, (ii) Unaudited Condensed Consolidated Statements of Comprehensive Income, (iii) Unaudited Condensed Consolidated Balance Sheets, (iv) Unaudited Condensed Consolidated Statement of Stockholders’ Deficit, (v) Unaudited Condensed Consolidated Statements of Cash Flows, and (vi) Unaudited Notes to Unaudited Condensed Consolidated Financial Statements.

_______
* Filed herewith.