Form 10-K
period 2016-12-31
AEROJET ROCKETDYNE HOLDINGS, INC.
filed 2017-03-01
CIK 40888

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2016
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
Large accelerated filer  ☒ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐

(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)    Yes  ☐      No ☒
The aggregate market value of the voting common equity held by nonaffiliates of the registrant as of June 30, 2016 was approximately $1.2 billion.
As of February 21, 2017, there were 74.8 million outstanding shares of the Company’s Common Stock, including redeemable common stock and unvested common shares, $0.10 par value.
Portions of the 2017 Proxy Statement of Aerojet Rocketdyne Holdings, Inc. relating to its annual meeting of stockholders scheduled to be held on May 4, 2017 are incorporated by reference into Part III of this Report.

Aerojet Rocketdyne Holdings, Inc.
Annual Report on Form 10-K
For the Fiscal Year Ended December 31, 2016

______________
*      The information called for by Items 10, 11, 12, 13, and 14, to the extent not included in this Report, is incorporated herein by reference to the information to be included under the captions “Proposal 1 - Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Communications with Directors,” “Board Committees,” “Executive Compensation,” “2016  Director Compensation Table,” “Compensation Discussion and Analysis,” “Summary Compensation Table,” “2016 Grants of Plan-Based Awards,” “Outstanding Equity Awards at 2016 Fiscal Year End, “2016 Option/SAR Exercises and Stock Vested,” “2016 Pension Benefits,” “2016 Non-Qualified Deferred Compensation,” “Director Compensation,” “Organization & Compensation Committee Report” “Compensation Committee Interlocks and Insider Participation,” “Security Ownership of Certain Beneficial Owners,” “Security Ownership of Officers and Directors,” “Employment Agreement and Indemnity Agreements,” “Potential Payments upon Termination of Employment or Change in Control,” “Determination of Independence of Directors,” “Related Person Transaction Policy,” “Proposal 4 - Ratification of the Appointment of Independent Auditors,” “Audit Fees,” “Audit-Related Fees,” “Tax Fees,” “All Other Fees” and “Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of the Company’s Independent Auditors” in Aerojet Rocketdyne Holdings, Inc.’s 2017 Proxy Statement, to be filed within 120 days after the close of our fiscal year.

Part I
Item 1. Business
Unless otherwise indicated or required by the context, as used in this Annual Report on Form 10-K ("Report"), the terms “we,” “our,” “us,” and the "Company" refer to Aerojet Rocketdyne Holdings, Inc. and all of its subsidiaries that are consolidated in conformity with accounting principles generally accepted in the United States of America (“U.S.”).
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
Overview
We are an innovative technology-based manufacturer of aerospace and defense products and systems, with a real estate segment that includes activities related to the entitlement, sale, and leasing of our excess real estate assets. Our operations are organized into two segments:
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
Real Estate — includes the activities of our wholly-owned subsidiary Easton Development Company, LLC (“Easton”) related to the re-zoning, entitlement, sale, and leasing of our excess real estate assets. We are currently in the process of seeking zoning changes and other governmental approvals on our excess real estate assets to optimize its value.
In June 2013, we acquired the Pratt & Whitney Rocketdyne division (the “Rocketdyne Business”) from United Technologies Corporation (“UTC”).
Sales, segment performance, total assets, and other financial data of our segments for fiscal 2016, 2015, 2014, and one month ended December 31, 2015 are set forth in Note 9 in notes to consolidated financial statements included in Item 8 of this Report.
In January 2016, our board of directors approved a change in our fiscal year-end from November 30 of each year to December 31 of each year. The fiscal year of our subsidiary, Aerojet Rocketdyne, ends on the last Saturday in December. As a result of the change, we had a one month transition period in December 2015. The audited results for the one month ended December 31, 2015 and the unaudited results for the one month ended December 31, 2014 are included in Item 8 of this Report. Further, as a result of the 2016 calendar, Aerojet Rocketdyne had 53 weeks of operations in fiscal 2016 compared to 52 weeks of operations in fiscal 2015 and 2014. The additional week of operations, which occurred in the fourth quarter of fiscal 2016, accounted for $32.2 million in additional net sales.
We were incorporated in Ohio in 1915 and reincorporated to the State of Delaware on April 11, 2014. Our principal executive offices are located at 222 N. Sepulveda Blvd, Suite 500, El Segundo, California 90245.
Our Internet website address is www.AerojetRocketdyne.com. We have made available through our Internet website, free of charge, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after such materials were electronically filed with, or furnished to, the SEC. We also make available on our Internet website our corporate governance guidelines and the charters for each of the following committees of our Board of Directors: Audit; Corporate Governance & Nominating; and Organization & Compensation. Our corporate governance guidelines and such charters are also available in print to anyone who requests them.

Aerospace and Defense
Aerojet Rocketdyne is a world-recognized technology-based engineering and manufacturing company that develops and produces specialized propulsion systems, as well as armament systems. We are considered a domestic market leader in liquid launch propulsion, in-space propulsion, missile defense propulsion, tactical missile propulsion and hypersonic propulsion systems. We develop and manufacture all four propulsion types (liquid, solid, air-breathing, and electric) for defense, civil and commercial applications. Our propulsion systems range in thrust size from a few grams to over half a million pounds. Aerojet Rocketdyne is a trusted supplier of technically sophisticated products and systems for military, civil and commercial customers and we maintain strong market positions across several product lines that are mission-critical to national defense and U.S. access to space. Our sales are diversified across multiple programs, prime contractors and end users and we believe we are well positioned to benefit from spending in several areas of high priority for the U.S. government including support of the nation’s ability to maintain access to space and a strong missile defense. Principal customers and end users include the DoD, NASA, The Boeing Company (“Boeing”), Lockheed Martin Corporation (“Lockheed Martin”), Raytheon Company (“Raytheon”), and United Launch Alliance (“ULA”).
Primary Markets and Programs
Our capabilities and resources are aligned with our customers and markets, and position us for long-term growth with improved efficiency. The markets and key programs we serve are:
Aerospace. We specialize in the development and production of propulsion systems for space applications and are considered a domestic market leader in liquid launch and in-space propulsion systems. For over half a century, we have been a domestic provider of launch vehicle propulsion systems to prime contractors providing launch services to the DoD, NASA, and other commercial customers. We have been a cornerstone of the U.S. space program since its inception more than five decades ago. Our propulsion systems have flown on every manned mission since the inception of the U.S. space program in 1959 and have powered spacecraft to every planet in the solar system that has been explored by NASA. Our products include a broad market offering of both chemical (liquid propellant engines and solid rocket motors) and electric propulsion required for launch vehicle and in-space applications in the defense, civil and commercial propulsion markets. Capabilities range across the entire spectrum of product maturation from technology demonstration through development, production, and flight support operations.
Our space launch systems have a long, successful history with the DoD where we continue to project strong support related to National Security Space requirements enabling communications, navigation, intelligence, surveillance, and reconnaissance activities. We provide booster and upper stage propulsion for ULA’s Delta IV and Atlas V launch vehicles in support of the Evolved Expendable Launch Vehicle (“EELV”) program, as well as a limited number of Delta II vehicles which are supporting commercial customers launching earth observation spacecraft. We continue to execute very effectively on production, delivery, and launch support operations for each of the multi-year contracts established in support of the EELV program.
During fiscal 2016, we achieved a number of significant milestones on the NASA Space Launch System (“SLS”) and Commercial Crew programs. We completed initial testing of our RS-25 engine to improve its affordability and tailor it for use in the SLS. NASA also awarded us the contract to upgrade and integrate four of our RL10 engines into the new exploration upper stage for the SLS.
We continued to mature critical technologies for our nation’s next generation of advanced hydrocarbon engines for future high-performance booster systems with the ability to eliminate the U.S. dependence on Russian-provided booster systems for National Security Space Launch. The U.S. Air Force awarded us an Other Transaction Agreement (“OTA”) that can provide up to $536 million of U.S. government funding in addition to our investment to qualify our AR1 engine. To date we have been awarded Stages 1 and 2A under the OTA.
NASA also selected us for development of the solar electric advanced propulsion system that will be a key enabling technology for inter-planetary exploration. We started initial delivery of replacement lithium ion batteries to sustain the future operation of the International Space Station (“ISS”).
A subset of our key space programs include: RS-68, RS-27, RL10 and Atlas AJ60 engines/boosters that power EELV launch vehicles, the AR1 large liquid engine for the next generation of launch vehicles, propulsion for the Orion human space capsule and the Starliner Commercial Crew Transportation Capability capsule, and multiple in-space electric and chemical propulsion systems to provide orbit raising and satellite station positioning.
Defense. We specialize in the development and production of propulsion systems for defense applications, armament systems for precision tactical systems and munitions, and are considered a domestic market leader in missile defense propulsion, tactical missile propulsion and hypersonic propulsion systems.
We design, develop, and produce propulsion and warhead systems for tactical missiles. Our commitment to researching and developing safe, effective and affordable products enables us to provide our customers with optimal tactical propulsion and warhead solutions. Our tactical products have been successfully fielded on numerous active U.S. and international weapon system platforms.
We also develop and manufacture liquid and solid divert and attitude control ("DAC") propulsion systems and booster motors for missile defense applications. Additionally, we develop and manufacture boost and post-boost rocket motors for strategic missiles. These systems provide launch capability and directional control for critical missile defense interceptors and for ground and sea-based strategic missiles.
During fiscal 2016, we experienced growth in our work in the field of hypersonic propulsion with competitive wins on the Hypersonic Airbreathing Weapons Concept, Advanced Full Range Engine, and Tactical Boost Glide concept development programs. We also extended our position in missile defense DACs propulsion as both the Terminal High Altitude Area Defense ("THAAD") liquid DACs and Standard Missile-3 solid DACs achieved significant production volume in fiscal 2016. In fiscal 2016, we also transitioned to production of the new, more-capable Missile Segment Enhanced boost motor for the Patriot Advanced Capability-3 (“PAC-3”) missile.
A subset of our key defense programs include: Exoatmospheric Kill Vehicle (“EKV”) Liquid DACs, booster and Liquid DACs for THAAD, boosters and solid DACs for the Navy’s Standard Missile family, PAC-3, Guided Multiple Launch Rocket Systems, HAWK, Javelin, Tactical Tomahawk, and Tube-launched Optically-tracked Wire-guided warhead.
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
High Visibility of Revenue with Multi-year Contracts and Sizable Backlog - A strong focus on our customers’ highest priorities has been a critical factor in maintaining an enduring portfolio of products throughout major market cycles. The highly visible nature of our revenue comes from the long-term nature of the programs with which we are involved, our diverse and attractive contract base and our deep customer relationships. A substantial portion of our sales are derived from multi-year contract awards from major aerospace and defense prime contractors. In many cases, we operate under sole source contracts, some of which are follow-on contracts to contracts initially competed years ago and others have been sole source contracts since inception. High renewal rates, supported by our market leading technology provide us with a highly stable business base from which to grow. As of December 31, 2016, our contract backlog (funded and unfunded) was $4.5 billion and our funded backlog, which includes only amounts for which funding has been authorized by a customer and a purchase order has been received, totaled $2.3 billion. We are not subject to predictable seasonality. Primary factors affecting the timing of our sales include the timing of U.S. government awards, the availability of U.S. government funding, contractual product delivery requirements, customer acceptances, and regulatory issues.
Exceptional Long-Term Industry Relationships - We serve a broad set of customers and are major suppliers of propulsion products to top original equipment manufacturers such as Boeing, Lockheed Martin, Raytheon and ULA, as well as to the DoD, NASA and other U.S. government agencies. We have a long history of partnering with their respective prime contractors and have developed close relationships with key decision-makers in the rocket and missile propulsion markets. We are, in many instances, approached by multiple prime contractors early in the bidding process, which is a testament to the strength of our relationships and technological leadership in the industry. We believe these long-term relationships and our reputation for performance enhance customer loyalty and provide us with key competitive advantages in winning new contracts for new programs as well as follow-on and derivative contracts for existing programs.
Competition
The competitive dynamics of our multi-faceted marketplace vary by product line and customer as we experience many of the same influences felt by the broader aerospace and defense industry.  The large majority of products we manufacture are highly complex, technically sophisticated and extremely hazardous to build, demanding rigorous manufacturing procedures and highly specialized manufacturing equipment.  While historically these factors, coupled with the high cost to establish the infrastructure required to meet these needs, posed substantial barriers to entry, modern design tools and manufacturing techniques (e.g., additive manufacturing) available to new entrants with the ability to self-fund start-up as well as development costs has led to increased competition in space related markets. To date, the competition has been limited to a few participants who tend to be narrowly focused on products that are sub-elements of our overall product portfolio. For example, entrepreneurs such as SpaceX and Blue Origin, who have been or are in the process of developing liquid fuel propulsion capabilities are primarily focused on the development of space propulsion systems for heavy lift launch vehicles and are not pursuing or participating in the missile defense or tactical propulsion business segments that make up a substantial portion of our overall business. These new entrepreneurs have signaled their intent to compete primarily on price and are therefore bringing pressure to bear on existing cost paradigms and manufacturing methodologies.
The table below lists the primary participants in the propulsion market:

Company	Parent	Propulsion Type
Aerojet Rocketdyne	Aerojet Rocketdyne Holdings, Inc.	Solid, liquid, air- breathing, electric
Airbus Defence and Space (formerly Astrium)	Airbus Group	Solid, liquid
Alliant Techsystems	Orbital ATK, Inc.	Solid, air-breathing
Avio	Avio S.p.A	Solid, liquid
Blue Origin LLC	Blue Origin	Liquid
Electron Technologies, Inc.	L-3 Communications Corporation	Electric
General Dynamics OTS	General Dynamics	Solid
Nammo Talley	Nammo Talley	Solid
Northrop Grumman Space Technology	Northrop Grumman Corporation (“Northrop”)	Liquid
Moog Inc.	Moog Inc.	Liquid, electric
Safran	Safran	Liquid, solid
SpaceX	SpaceX	Liquid
Industry Overview
Our primary aerospace and defense customers include the DoD and its agencies, NASA, and the prime contractors that supply products to these customers. We rely on U.S. government spending on propulsion systems for defense, space and armament systems, precision tactical weapon systems and munitions applications, and our backlog depends, in large part, on continued funding by the U.S. government for the programs in which we are involved. These funding levels are not generally correlated with any specific economic cycle, but rather follow the cycle of general public policy and political support for this type of funding. Moreover, although our contracts often contemplate that our services will be performed over a period of several years, the U.S. Congress must appropriate funds for a given program and the U.S. President must sign government budget legislation each government fiscal year (“GFY”) and may significantly increase, decrease or eliminate, funding for a program. A decrease in DoD and/or NASA expenditures, the elimination or curtailment of a material program in which we are or hope to be involved, or changes in payment patterns of our customers as a result of changes in U.S. government outlays, could have a material adverse effect on our operating results, financial condition, and/or cash flows.
Even with overall budget levels set for GFY 2017, Congress was not able to pass a full year appropriation for either the DoD or NASA prior to the start of GFY 2017 on October 1, 2016.  As a result, Congress passed a short-term Continuing Resolution (“CR”) to fund the U.S. government until December 9, 2016. After the November U.S. presidential election, at the request of the Trump Administration, Congress passed another CR through April 28, 2017 to allow the new Administration to shape federal spending. Although details of the plans to address perceived shortfalls in DoD readiness and modernization remain unsettled, the Trump Administration has signaled strong support for nuclear modernization and missile defense.
The SLS appears to remain a top Congressional priority as the CR included a provision to allow NASA the funding flexibility for SLS and deep exploration to remain on track. The SLS program also has enjoyed wide, bipartisan support in both chambers of Congress. We maintain a strong relationship with NASA and our propulsion systems have been powering NASA launch vehicles and spacecraft since the inception of the U.S. space program. Our booster, upper stage and Orion vehicle propulsion systems are currently baselined on the new SLS vehicle and both upper stage and booster engines are in development for future SLS variants. Due to the retirement of the space shuttle fleet, U.S. astronauts have been dependent on Russian Soyuz flights for access to and from the ISS for the better part of this decade. NASA has been working to re-establish U.S. manned space capability as soon as possible through development of a new “space taxi” to ferry astronauts and cargo to the ISS. In 2014, Boeing’s CST-100 Starliner capsule, powered by Aerojet Rocketdyne propulsion, was selected by NASA to transport astronauts to and from the ISS. As Boeing’s teammate, Aerojet Rocketdyne will be providing the propulsion system for this new capsule, thereby supplementing its work for NASA on the SLS designed for manned deep space exploration. In both instances, we have significant propulsion content and we look forward to supporting these generational programs for NASA.
Major Customers
As a supplier to the aerospace and defense industry, we align ourselves with prime contractors on a project-by-project basis. We believe that our position as a merchant supplier has helped us become a trusted partner to our customers, enabling us to maintain strong, long-term relationships with a variety of prime contractors. Under each of our contracts, we act either as a prime contractor, where we sell directly to the end user, or as a subcontractor, where we sell our products to prime contractors. The principal end user customers of our products and technologies are primarily agencies of the U.S. government.
Customers that represented more than 10% of net sales for the periods presented were as follows:

	Year Ended			One month ended
	December 31,	November 30,	November 30,	December 31,
	2016	2015	2014	2015
Lockheed Martin	27%	29%	28%	24%
ULA	21	19	25	28
Raytheon	20	20	17	19
NASA	13	11	11	10
Our sales to each of the major customers listed above involve several product lines and programs.
Direct sales to the U.S. government and its agencies, or government customers, and indirect sales to U.S. government customers via direct sales to prime contractors accounted for a total of approximately 91% of net sales in fiscal 2016. Sales to our aerospace and defense customers that provide products to international customers continue to grow. The following are percentages of net sales by principal end user in fiscal 2016:

U.S. Air Force	24%
NASA	24
U.S. Army	18
Missile Defense Agency	15
U.S. Navy	9
Other U.S. government	1
Total U.S. government customers	91
Other customers	9
Total	100%
Contract Types
Under each of its contracts, Aerojet Rocketdyne acts either as a prime contractor, where it sells directly to the end user, or as a subcontractor, selling its products to prime contractors. Research and development contracts are awarded during the inception stage of a program’s development. Production contracts provide for the production and delivery of mature products for operational use. Aerojet Rocketdyne’s contracts are largely categorized as either “fixed-price” (largely used by the U.S. government for production-type contracts) or “cost-reimbursable” (largely used by the U.S. government for development-type contracts). During fiscal 2016, approximately 62% of our net sales were from fixed-price contracts, 32% from cost-reimbursable contracts, and 6% from other sales including commercial contracts.

Fixed-price contracts are typically (i) fixed-price, (ii) fixed-price-incentive fee, or (iii) fixed-price level of effort contracts. For fixed-price contracts, Aerojet Rocketdyne performs work for a fixed price and realizes all of the profit or loss resulting from variations in costs during contract performance. For fixed-price-incentive fee contracts, Aerojet Rocketdyne receives increased or decreased fees or profits based upon actual performance against established targets or other criteria. For fixed-price level of effort contracts, Aerojet Rocketdyne generally receives a structured fixed price per labor hour, dependent upon the customer’s labor hour needs. All fixed-price contracts present the risk of unreimbursed cost overruns potentially resulting in lower than expected contract profit margin and losses.

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
In addition, OTA contracts are becoming more prevalent in initial phases of U.S. government procurements, and are anticipated as an integral part of future Aerojet Rocketdyne business. See our discussion below under "Research and Development" on our OTA with the U.S. Air Force in a public-private partnership to jointly develop the AR1 engine.
Some programs under contract have product life cycles exceeding ten years. It is typical for U.S. government propulsion contracts to be of relatively small contract value during development phases that can last from two to five years, followed by low-rate and then full-rate production, where annual funding can grow significantly.
Government Contracts and Regulations
U.S. government contracts generally are subject to Federal Acquisition Regulations (“FAR”), agency-specific regulations that supplement FAR, such as the DoD’s Defense Federal Acquisition Regulations, and other applicable laws and regulations. These regulations impose a broad range of requirements, many of which are unique to U.S. government contracting, including various procurement, import and export, security, contract pricing and cost, contract termination and adjustments, mandatory disclosure, and audit requirements. Our failure to comply with these regulations and requirements could result in reductions of the value of contracts, contract modifications or termination, inability to bill and collect receivables from customers, and the assessment of penalties and fines that could lead to suspension or debarment from U.S. government contracting or subcontracting. In addition, as a U.S. government contractor, we are subject to routine audits, reviews, and investigations by the Defense Contract Audit Agency (“DCAA”), the Defense Contract Management Agency, and other similar U.S. government agencies. Such reviews include but are not limited to our contract performance, compliance with applicable laws, regulations, and standards as well as the review of the adequacy of our accounting systems, purchasing systems, property management systems, estimating systems, earned value management systems, and material management and accounting systems.
Regulations for U.S. government contracts provide for the cost of restructuring activities occurring after a business combination as unallowable costs unless we can demonstrate through an external restructure cost and savings proposal that the savings as a result of the business combination will be at least twice the external restructuring costs. Restructuring costs that are not related to a business combination (i.e., “internal restructuring”) are generally allowable.
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

Backlog
Backlog is an estimate of the amount of future net sales that we expect to recognize over the remaining life of existing contracts at a given date. Total backlog includes both funded backlog (unfilled orders for which funding is authorized, appropriated and contractually obligated by the customer) and unfunded backlog (firm orders for which funding has not been appropriated). Indefinite delivery and quantity contracts and unexercised options are not reported in total backlog. Backlog is subject to funding delays or program restructurings/cancellations which are beyond our control. A summary of our backlog:

	As of December 31,
	2016	2015
	(In billions)
Funded backlog	$2.3	$2.4
Unfunded backlog	2.2	1.6
Total contract backlog	$4.5	$4.0
Total contract backlog expected to be filled within one year	$1.7	$1.6
Our backlog does not include work we have under contracts obligated by the customer under an OTA. The U.S. Air Force awarded us an OTA that can provide up to $536.0 million of U.S. government funding in addition to our investment to qualify our AR1 engine discussed below.

Seasonality
Aerojet Rocketdyne’s business is not subject to predictable seasonality. Primary factors affecting the timing of our sales include the timing of U.S. government awards, the availability of U.S. government funding, contractual product delivery requirements, customer acceptances, and regulatory issues.
Appropriations bills for both the DoD and NASA have become increasingly difficult for Congress to pass by the start of the GFY resulting in funding delays to many of our customers and, in turn, delays in contract awards received by us. This generally leads to a decrease in the number of new and follow-on awards in the first half of our fiscal year and an increase during the second half, which translates to varying levels of uncertainty in the timing of annual awards received by Aerojet Rocketdyne.
Research and Development ("R&D")
We view R&D efforts as critical to maintaining our leadership position in markets in which we compete. We maintain an active R&D effort supported primarily by customer funding. We believe that some customer-funded R&D expenditures that are subject to contract specifications may become key programs in the future. We believe customer-funded R&D activities are vital to our ability to compete for contracts and to enhance our technology base and future revenue growth.
Our company-funded R&D efforts include expenditures for technical activities that are vital to the development of new products, services, processes or techniques, as well as those expenses for significant improvements to existing products or processes.
Our R&D expenditures for the periods presented were as follows:

	Year Ended			One month ended
	December 31,	November 30,	November 30,	December 31,
	2016	2015	2014	2015
	(In millions)
Customer-sponsored	$513.0	$485.8	$481.2	$33.7
Company-sponsored	43.0	74.4	51.9	4.6
Total R&D expenditures	$556.0	$560.2	$533.1	$38.3
The Company-sponsored R&D expenditures in fiscal 2016, fiscal 2015, and the one month ended December 31, 2015 included $20.5 million, $48.2 million, and $2.7 million, respectively, of AR1 R&D expenses, see discussion below.
AR1
In February 2016, the U.S. Air Force selected Aerojet Rocketdyne and ULA to share in a public-private partnership to develop jointly the AR1 engine. The total agreement is valued at $804.0 million with the U.S. Air Force investing two-thirds of the funding required to complete development of the AR1 engine by 2019. The work is expected to be completed no later than December 31, 2019. The U.S. Air Force has obligated $115.3 million with Aerojet Rocketdyne contributing $52.7 million and ULA contributing $5.0 million. The total potential U.S. government investment, including all options, is $536.0 million. The total potential investment by Aerojet Rocketdyne and its partners, including all options, is $268.0 million. Under the terms of the AR1 agreement, the U.S. Air Force contributions are recognized proportionately as an offset to R&D expenses.
The AR1 inception to date project costs were as follows (in millions):

AR1 R&D costs incurred	$169.3
Less amounts funded by the U.S. Air Force	(92.9)
Less amounts funded by ULA	(5.0)
AR1 R&D costs net of reimbursements	71.4
AR1 R&D costs expensed and not applied to contracts	(32.1)
Net AR1 R&D costs applied to contracts	$39.3
Suppliers and Raw Materials
The national aerospace supply base continues to consolidate due to economic, environmental, and marketplace circumstances beyond our control. The loss of key qualified suppliers of technologies, components, and materials can cause significant disruption to our program performance and cost.
 Availability of raw materials and supplies has been generally sufficient. We sometimes are dependent, for a variety of reasons, upon sole-source or qualified suppliers and have, in some instances in the past, experienced difficulties meeting production and delivery obligations because of delays in delivery or reliance on such suppliers. We closely monitor sources of supply to ensure adequate raw materials and other supplies needed in our manufacturing processes are available. Further, as a U.S. government contractor, we are often required to procure materials from certain suppliers capable of meeting rigorous customer and government specifications. As market conditions change for these companies, they often discontinue materials with low sales volumes or profit margins. We are often forced to either qualify new materials or pay higher prices to maintain the supply. Although we have been successful in establishing replacement materials and securing customer funding to address specific qualification needs of the programs, we may be unable to continue to do so.
The supply of ammonium perchlorate, a principal raw material used in solid propellant, is limited to a domestic independent single source that supplies the majority of the domestic solid propellant industry and actual pricing is based on the total industry demand. The completion of the Space Shuttle Program reduced demand, resulting in significant unit price increases. In the majority of our contracts, we anticipated this price increase and incorporated abnormal escalation pricing language into our proposals and contracts.
We are also impacted, as is the rest of the industry, by fluctuations in the sustained availability, prices and lead-times of raw materials used in production on various fixed-price contracts, particularly on multi-year programs. We continue to experience volatility in the price and lead-times of certain commodity metals, electronic components, and constituent chemicals. Additionally, we may not be able to continue to negotiate with our customers for economic and/or price adjustment clauses tied to obsolete materials and commodity indices to reduce program impact. The DoD also continues to rigorously enforce the provisions of the “Berry Amendment” which imposes a requirement to procure certain strategic materials critical to national security only from U.S. sources. While availability has not been a significant issue, cost remains a concern as this industry continues to quote “price in effect” at time of shipment terms, increasing the cost risk to our programs. An emerging challenge to the extended supply chain is the NASA/FAR requirements to comply with stringent cyber security regulations that may influence the cost of materials and services on U.S. government contracts. We are actively working to identify these costs to obtain protection in our contracts.
Intellectual Property
Where appropriate, Aerojet Rocketdyne obtains patents in the U.S. and other countries for new and useful processes, machines, manufactures or compositions of matter, or any new and useful improvements thereof relating to its products and services. We use patents selectively to protect from an unauthorized third party making, using, selling, offering to sell and importing the claimed inventions of the patents. Our patents are maintained through the statutory limit of time, which is typically 20 years from the date of filing of the patent application, where the claimed invention has value in the markets in which we compete. We rely on trade secret protection for financial, technical and personnel information that provides an economic competitive advantage by virtue of not being known by the relevant public. If properly protected, trade secrets can be maintained in perpetuity. Aerojet Rocketdyne takes reasonable steps to prevent disclosure of its trade secrets in order to maintain protection under applicable state and federal laws. As our products and services typically embody complex systems that include many technologies, no single patent or trade secret is material to us.
Real Estate
We own 11,451 acres of land adjacent to U.S. Highway 50 between Rancho Cordova and Folsom, California east of Sacramento (“Sacramento Land”). Acquired in the early 1950s for our aerospace and defense operations, there were large portions used solely to provide safe buffer zones around hazardous operations. Modern changes in propulsion technology coupled with the relocation of certain of our propulsion operations led us to determine large portions of the Sacramento Land were no longer needed for operations. Consequently, our plan has been to re-entitle the Sacramento Land for new uses and explore various opportunities to optimize its value.
The Sacramento Land is made up of 5,203 acres used for our aerospace and defense operations, 685 acres available for future entitlement, and 5,563 acres for future development under the brand name “Easton”. Within Easton, we currently have 3,904 acres that are fully entitled. The term “entitlements” is generally used to denote the required set of regulatory approvals required to allow land to be zoned for new requested uses. Required regulatory approvals vary with each jurisdiction and each zoning proposal and may include permits, land use master plans, zoning designations, state and federal environmental documentation, and other regulatory approvals unique to the land.
As Easton continues to execute re-entitlement and pre-development activities, we are pursuing all monetization options and are exploring how to maximize value from Easton. Value creation and monetization may include outright land sales and/or joint ventures with real estate developers, residential builders, and/or other third parties. The new housing market and local economy in the Sacramento region are in recovery and we expect this trend to continue. We believe the long-term prospect for the Sacramento region represents an attractive and affordable alternative to the San Francisco Bay Area and other large metropolitan areas of California. We believe the Sacramento area demographics and the long-term real estate market fundamentals support our objective of creating value through new entitlements and the creation of Easton.

The following table summarizes the Sacramento Land (in acres):

	Environmentally Unrestricted	Environmentally Restricted (1)	Total	Entitled (2)
Glenborough and Easton Place	1,043	349	1,392	1,392
Rio del Oro	1,818	491	2,309	2,309
Westborough	1,387	272	1,659	—
Hillsborough (3)	51	97	148	148
Office Park and Auto Mall	47	8	55	55
Total Easton acreage	4,346	1,217	5,563	3,904
Operations land (4)	24	5,179	5,203
Land available for future entitlement (5)	443	242	685
Total Sacramento Land	4,813	6,638	11,451
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

(2)
The term “entitled” is generally used to denote the set of local regulatory approvals required to allow land to be zoned for requested uses. Required regulatory approvals vary with each land zoning proposal and may include permits, general plan amendments, land use master plans, zoning designations, state and federal environmental documentation, and other regulatory approvals unique to the land. The entitlement and development process in California is long and uncertain with approvals required from various authorities, including local jurisdictions, and in select projects, permits required by federal agencies such as the U.S. Army Corps of Engineers and the U.S. Department of Interior, Fish and Wildlife Service, and others prior to construction.

(3) The remaining 148 acres designated in Hillsborough will be transferred, per the completed Purchase and Sale contract, when the required environmental remediation work is completed. See Note 3(g) of the notes to the consolidated financial statements.

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

Leasing & Other Real Estate
We currently lease approximately 0.4 million square feet of office space in Sacramento to various third parties. These leasing activities generated $6.5 million in revenue in fiscal 2016.
We also own approximately 580 acres of land in Chino Hills, California. This property was used for the manufacture and testing of ordnance. With the sale of our ordnance business in the mid-1990s, we closed this facility and commenced clean-up of the site. We continue to work with state regulators and the City of Chino Hills to complete those efforts.
Environmental Matters
Our current and former business operations are subject to, and affected by, federal, state, and local environmental laws and regulations relating to the discharge, treatment, storage, disposal, investigation, and remediation of certain materials, substances, and wastes. Our policy is to conduct our business with due regard for the preservation and protection of the environment. We continually assess compliance with these regulations and we believe our current operations are materially in compliance with all applicable environmental laws and regulations.
We review on a quarterly basis estimated future remediation costs and have an established practice of estimating environmental remediation costs over a fifteen year period, except for those environmental remediation costs with a specific contractual term. Environmental liabilities at the Baldwin Park Operable Unit ("BPOU") site are currently estimated through the term of a new project agreement as proposed by Aerojet Rocketdyne, which San Gabriel Basin Water Quality Authority, the Main San Gabriel Basin Watermaster, and five water companies (the "Water Entities") and the U.S. Environmental Protection

Agency ("EPA") have rejected. There can be no assurance that the term of the new project agreement will not be longer than the term we estimated and/or broader in scope and, if so, we may be required to make an additional accrual to reflect the longer term and/or broader scope.
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
 The following table summarizes our recoverable amounts, environmental reserves, and range of liability, as of December 31, 2016:

	Recoverable Amount (1)	Reserve	Estimated Range of Liability
	(In millions)
Aerojet Rocketdyne - Sacramento	$159.6	$210.1	$210.1 - $326.0
Aerojet Rocketdyne - BPOU	96.3	126.8	126.8 - 178.3
Other Aerojet Rocketdyne sites	8.5	8.5	8.5 - 14.4
Total Aerojet Rocketdyne	264.4	345.4	345.4 - 518.7
Other sites	0.6	4.3	4.3 - 6.3
Total	$265.0	$349.7	$349.7 - $525.0
_____

(1)
Excludes the receivable from Northrop of $68.0 million as of December 31, 2016 related to environmental costs already paid (and therefore not reserved) in prior years and reimbursable under the Northrop Agreement (see below).

Operation and maintenance costs associated with environmental compliance and management of contaminated sites are a normal, recurring part of operations. Most of our environmental costs are incurred by our Aerospace and Defense segment, and certain of these costs are allowable and allocable as reimbursable general and administrative costs allocated to our contracts with the U.S. government or reimbursable by Northrop, subject to an annual and a cumulative limitation. The current annual billing limitation to Northrop is $6.0 million. See Note 7(d) in notes to consolidated financial statements for additional information.
On January 12, 1999, Aerojet Rocketdyne and the U.S. government implemented the October 1997 Agreement in Principle (“Global Settlement”) resolving certain prior environmental and facility disagreements, with retroactive effect to December 1, 1998. Under the Global Settlement, Aerojet Rocketdyne and the U.S. government resolved disagreements about an appropriate cost-sharing ratio with respect to the cleanup costs of the environmental contamination. The Global Settlement cost-sharing ratio does not have a defined term over which costs will be recovered. Additionally, in conjunction with the sale of our Electronics and Information Systems ("EIS") business in 2001, we entered into an agreement with Northrop (the “Northrop Agreement”) whereby Aerojet Rocketdyne is reimbursed by Northrop for a portion of environmental expenditures eligible for recovery under the Global Settlement, subject to an annual and a cumulative limitation.
Most of our environmental costs are incurred by our Aerospace and Defense segment, and certain of these future costs are allowable to be included in our contracts with the U.S. government, and allocable to Northrop until the cumulative expenditure limitation is reached. Excluding the receivable from Northrop of $68.0 million discussed in Note 7(d) in notes to consolidated financial statements in Item 8 of this Report, we currently estimate approximately 24% of our future Aerospace and Defense segment environmental costs will not likely be reimbursable.
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
Under existing U.S. environmental laws, Potentially Responsible Parties (“PRPs”), are jointly and severally liable, and therefore we are potentially liable to the U.S. government or other third parties for the full cost of remediating the contamination at our facilities or former facilities or at third-party sites where we have been designated as a PRP by the EPA or state environmental agencies. The nature of environmental investigation and cleanup activities requires significant management judgment to determine the timing and amount of any estimated future costs that may be required for remediation measures. Further, environmental standards change from time to time. However, we perform quarterly reviews of these matters and accrue for costs associated with environmental remediation when it becomes probable that a liability has been incurred and the amount of the liability, usually based on proportionate sharing, can be reasonably estimated. These liabilities have not been discounted to their present value as the amounts and timing of cash payments are not fixed or reliably determinable.
We did not incur material capital expenditures for environmental control facilities in fiscal 2016 nor do we anticipate any material capital expenditures in fiscal 2017 and 2018. See Management’s Discussion and Analysis in Part II, Item 7 “Environmental Matters” of this Report for additional information.
Additional information on the risks related to environmental matters can be found under “Risk Factors” in Item 1A of this Report, including the material effects on compliance with environmental regulations that may impact our competitive position and operating results.
Employees
As of December 31, 2016, 15% of our 4,965 employees were covered by collective bargaining agreements. Significant collective bargaining agreements are due to expire in the summer of 2017 and fall of 2018. We believe that our relations with our employees and unions are good.
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
Sales, directly and indirectly, to the U.S. government and its agencies accounted for approximately 91% of our total net sales in fiscal 2016. Our contracts typically permit the U.S. government to unilaterally modify or terminate a contract or to discontinue funding for a particular program at any time. The cancellation of a contract, if terminated for cause, could also subject us to liability for the excess costs incurred by the U.S. government in procuring undelivered items from another source. If terminated for convenience, our recovery of costs would be limited to amounts already incurred or committed (including severance costs for terminated employees), and our profit would be limited based on the work completed prior to termination.
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
Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of our assets, liabilities, revenues and expenses. Such estimates and judgments include those related to revenue recognition, accrued expenses, purchase accounting, retirement benefits, assumptions in the valuation of stock-based compensation and income taxes. We base our estimates and judgments on historical experience, facts and circumstances known to us and on various assumptions that we believe to be reasonable under the circumstances. These estimates and judgments, or the assumptions underlying them, may change over time or prove inaccurate. If the estimates or judgments we make, or the assumptions on which we rely, in preparing our consolidated financial statements prove inaccurate, our actual results may vary materially from those reflected in our consolidated financial statements, which may subject us to a number of additional costs and risks.
If we experience cost overruns on our contracts, we would have to absorb the excess costs which could adversely affect our financial results and our ability to win new contracts.
In fiscal 2016, approximately 62% of our net sales were from fixed-price contracts, most of which are in mature production mode. Under fixed-price contracts, we agree to perform specified work for a fixed price and realize all of the profit or loss resulting from variations in the costs of performing the contract. As a result, all fixed-price contracts involve the inherent risk of unreimbursed cost overruns. To the extent we were to incur unanticipated cost overruns on a program or platform subject to a fixed-price contract, our profitability would be adversely affected. Future profitability is subject to risks including the ability of suppliers to deliver components of acceptable quality on schedule and the successful implementation of automated tooling in production processes.
In fiscal 2016, approximately 32% of our net sales were from cost reimbursable contracts. Under cost reimbursable contracts, we agree to be reimbursed for allowable costs and be paid a fee. If our costs are in excess of the final target cost, fees and our margin may be adversely affected. If our costs exceed authorized contract funding or they do not qualify as allowable costs under applicable regulations, those costs are expensed and we will not be reimbursed for those costs. Cost overruns may adversely affect our financial performance and our ability to win new contracts.
Also, certain costs such as those related to charitable contributions, advertising, interest expense, and public relations are generally not allowable, and therefore not recoverable through U.S. government contracts. Unexpected variances in unallowable costs may adversely affect our financial performance.
If our subcontractors or suppliers fail to perform their contractual obligations, our contract performance and our ability to win new contracts may be adversely affected.
We rely on subcontractors to perform a portion of the services we agree to provide our customers, and on suppliers to provide raw materials and component parts for our contract performance. A failure by one or more of our subcontractors or suppliers to satisfactorily provide on a timely basis the agreed-upon services or supplies may affect our ability to perform our contractual obligations. Deficiencies in the performance of our subcontractors and/or suppliers could result in liquidated damages or our customer terminating our contract for default. A termination for default could expose us to liability and adversely affect our financial performance and our ability to win new contracts.
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
These laws and regulations provide for ongoing audits and reviews of incurred costs as well as contract procurement, performance and administration. The U.S. government may, if it deems appropriate, conduct an investigation into possible illegal or unethical activity in connection with these contracts. Investigations of this nature are common in the aerospace and defense industry, and lawsuits may result. In addition, the U.S. government and its principal prime contractors periodically investigate the financial viability of their contractors and subcontractors as part of its risk assessment process associated with the award of new contracts. If the U.S. government or one or more prime contractors were to determine that we were not financially viable, our ability to continue to act as a U.S. government contractor or subcontractor would be impaired.

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
In connection with the acquisition of the Rocketdyne Business, DTCC levied certain conditions regarding integration of the two companies' ITAR compliance programs. These conditions were required in order to release the Rocketdyne Business from a Consent Agreement between DTCC and UTC.

A future violation of ITAR or EAR could materially adversely affect our business, operating results, financial condition, and/or cash flows.
Our competitive improvement program (“CIP”) may not be successful in aligning our operations to current market conditions.
In March 2015, we initiated the CIP comprised of activities and initiatives aimed at reducing costs in order for us to continue to compete successfully. The company-wide initiative is being undertaken after a comprehensive assessment of our product portfolio to underpin Aerojet Rocketdyne’s technological and competitive leadership in our markets through continued research and development. The CIP is composed of three major components: (i) facilities optimization and footprint reduction; (ii) product affordability; and (iii) reduced administrative and overhead costs. Implementation of the CIP involves reductions in our workforce and facilities and, in certain instances, the relocation of products, technologies and personnel. We have incurred and will continue to incur significant expenditures to implement the CIP and we expect to realize significant future cost savings as a result. The cost savings will be realized by the U.S government in the form of more competitive pricing. The CIP may not be successful in achieving these cost savings and other benefits within the expected timeframes, may be insufficient to successfully restructure our operations through, among other ways, the relocation of programs or the inability to transition institutional program knowledge, to conform with the changes affecting our industry, may disrupt our operations, or may be more costly than currently anticipated. See additional information in Notes 3(f) and 10 in notes to the consolidated financial statements.
We may expand our operations through acquisitions, which may divert management’s attention and expose us to unanticipated liabilities and costs. Also, acquisitions may increase our non-reimbursable costs. We may experience difficulties integrating any acquired operations, and we may incur costs relating to acquisitions that are never consummated.
Our business strategy may lead us to expand our Aerospace and Defense segment through acquisitions. However, our ability to consummate any future acquisitions on terms that are favorable to us may be limited by U.S. government regulations, the number of attractive acquisition targets, internal demands on our resources, and our ability to obtain financing. Our success in integrating newly acquired businesses will depend upon our ability to retain key personnel, avoid diversion of management’s attention from operational matters, implement internal controls, integrate general and administrative services and key information processing systems and, where necessary, re-qualify our customer programs. In addition, future acquisitions could result in the incurrence of additional debt, costs, and/or contingent liabilities. We may also incur costs and divert management attention to acquisitions that are never consummated. Integration of acquired operations may take longer, or be more costly or disruptive to our business, than originally anticipated.
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
We are also currently anticipating outsourcing certain information technology and cyber security functions to third-party contractors in order to take advantage of advanced cyber security technologies. While we have engaged in extensive processes and planning in preparation for the migration, the transition may present unexpected security vulnerabilities, additional costs, and result in our having less control over the performance and delivery of such services.
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
The DoD and NASA have contract provisions that require contractors at the prime and subcontract level to comply with Safeguarding Covered Defense Information and Cyber Incident Reporting and Security Requirements for Unclassified Information Technology Resources in accordance with their agency guidelines.  These clauses are being inserted in or made applicable to U.S. government contracts and non-compliance may impact our ability to receive contracts if we cannot comply or use alternative approaches to comply with the contract information security requirements.
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
The supply of ammonium perchlorate, a principal raw material used in solid propellant, is limited to a domestic independent single source that supplies the majority of the domestic solid propellant industry and actual pricing is based on the total industry demand. The completion of the Space Shuttle Program reduced demand, resulting in significant unit price increases. In the majority of our contracts, we anticipated this price increase and incorporated abnormal escalation pricing language into our proposals and contracts.

We are also impacted, as is the rest of the industry, by fluctuations in the sustained availability, prices and lead-times of raw materials used in production on various fixed-price contracts, particularly on multi-year programs. We continue to experience volatility in the price and lead-times of certain commodity metals, electronic components, and constituent chemicals. Additionally, we may not be able to continue to negotiate with our customers for economic and/or price adjustment clauses tied to obsolete materials and commodity indices to reduce program impact. The DoD also continues to rigorously enforce the provisions of the “Berry Amendment” which imposes a requirement to procure certain strategic materials critical to national security only from U.S. sources. While availability has not been a significant issue, cost remains a concern as this industry continues to quote “price in effect” at time of shipment terms, increasing the cost risk to our programs. An emerging challenge to the extended supply chain is the U.S. government contracting regulations to comply with stringent cyber security regulations that may influence the cost of material and services on U.S. government contracts. We are actively working to identify these costs to obtain protection in our contracts.
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
As of the last measurement date at December 31, 2016, the assets, projected benefit obligations, and unfunded pension obligation for the tax-qualified pension plan were approximately $925.1 million, $1,492.1 million, and $548.2 million, respectively. We generally are able to recover cash contributions related to our tax-qualified defined benefit pension plan as allowable costs on our U.S. government contracts, but there is a lag between when we contribute cash to our tax-qualified defined benefit pension plan under pension funding rules and recover it under the U.S. government Cost Accounting Standards ("CAS"). We expect to make cash contributions of approximately $72.0 million to our tax-qualified defined benefit pension plan in fiscal 2017 of which $37.0 million is expected to be recoverable in our U.S. government contracts in fiscal 2017 with the remaining $35.0 million being potentially recoverable in our U.S. government contracts in the future. During fiscal 2016, we made cash contributions of $32.8 million to our tax-qualified defined benefit pension plan of which $27.5 million was recoverable in our U.S. government contracts in fiscal 2016 with the remaining $5.3 million being potentially recoverable in our U.S. government contracts in the future.
The funded status of our pension plans may be adversely affected by the investment experience of the plans' assets, by any changes in U.S. law and by changes in the statutory interest rates used by tax-qualified pension plans in the U.S. to calculate funding requirements. Accordingly, if the performance of our plans' assets does not meet our assumptions, if there are changes to the Internal Revenue Service ("IRS") regulations or other applicable law or if other actuarial assumptions are modified, our future contributions to our underfunded pension plans could be higher than we expect.
Additionally, the level of returns on retirement benefit assets, changes in interest rates, increases in Pension Benefit Guaranty Corporations premiums, changes in regulations, changes in mortality rate assumptions, and other factors affect our financial results. The timing of recognition of retirement benefit expense or income in our financial statements differs from the timing of the required funding under the Pension Protection Act ("PPA") or the amount of funding that can be recorded in our overhead rates through our U.S. government contracting business. Significant cash contributions in future periods could materially adversely affect our business, operating results, financial condition, and/or cash flows.
The level of returns on retirement benefit assets, changes in interest rates, changes in legislation, and other factors affects our financial results.
Our earnings are positively or negatively impacted by the amount of expense or income we record for our employee retirement benefit plans. We calculate the expense for the plans based on actuarial valuations. These valuations are based on assumptions that we make relating to financial market and other economic conditions. Changes in key economic indicators result in changes in the assumptions we use. The key assumptions used to estimate retirement benefit expense for the following year are the discount rate and expected long-term rate of return on assets. Our pension expense or income can also be affected by legislation and other government regulatory actions.
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
As of December 31, 2016, the aggregate range of our estimated future environmental obligations was $349.7 million to $525.0 million and the accrued amount was $349.7 million. We believe the accrued amount for future remediation costs represents the costs that could be incurred by us over the contractual term, if any, or the next fifteen years of the estimated remediation, to the extent they are probable and reasonably estimable. However, in many cases the nature and extent of the required remediation has not yet been determined. Given the many uncertainties involved in assessing liability for environmental claims, our reserves may prove to be insufficient. For example, in fiscal 2016, we reached a decision with the U.S. government on the treatment of certain utility costs related to the Sacramento site resulting in a reserve increase of $59.4 million. We evaluate the adequacy of those reserves on a quarterly basis, and adjust them as appropriate. In addition, the reserves are based only on known sites and the known contamination at those sites. It is possible that additional sites needing remediation may be identified or that unknown contamination at previously identified sites may be discovered. It is also possible that the regulatory agencies may change clean-up standards for chemicals of concern such as ammonium perchlorate and trichloroethylene. This could lead to additional expenditures for environmental remediation in the future and, given the uncertainties involved in assessing liability for environmental claims, our reserves may prove to be insufficient.
Most of our environmental costs are incurred by our Aerospace and Defense segment, and certain of these future costs are allowable to be included in our contracts with the U.S. government, and allocable to Northrop until the cumulative expenditure limitation is reached. We currently estimate approximately 24% of our Aerospace and Defense segment environmental costs will not likely be reimbursable.
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
We have a substantial amount of debt for which we are required to make interest and principal payments. Interest on long-term financing is not a recoverable cost under our U.S. government contracts. As of December 31, 2016, we had $725.6 million of debt principal. Subject to the limits contained in some of the agreements governing our outstanding debt, we may incur additional debt in the future. Our maintenance of higher levels of indebtedness could have adverse consequences including impairing our ability to obtain additional financing in the future.
Our level of debt places significant demands on our cash resources, which could:

•	make it more difficult to satisfy our outstanding debt obligations;

•
require us to dedicate a substantial portion of our cash for payments related to our debt, reducing the amount of cash flow available for working capital, capital expenditures, entitlement of our real estate assets, contributions to our tax-qualified pension plan, and other general corporate purposes;

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
We are obligated to comply with financial and other covenants outlined in our debt indentures and agreements that could restrict our operating activities. A failure to comply could result in a default which would, if not waived by the lenders, likely would come with substantial cost and accelerate the payment of our debt.
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
Based on our existing debt agreements, we were in compliance with our financial and non-financial covenants as of December 31, 2016. Any of the covenants described in this risk factor may restrict our operations and our ability to pursue potentially advantageous business opportunities. Our failure to comply with these covenants could result in an event of default that, if not cured or waived, could result in the acceleration of our amended and restated senior credit facility entered into on June 17, 2016 (the “Senior Credit Facility”) with the lenders identified therein and Bank of America, N.A., as administrative agent and the 2.25% Convertible Senior Notes ("2 1/4% Notes"). In addition, our failure to pay principal and interest when due is a default under the Senior Credit Facility, and in certain cases, would cause cross defaults on the 2 1/4% Notes.
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
In connection with our divestitures in prior periods, we have incurred and may incur additional costs. As part of our divestitures, we have provided customary indemnification to the purchasers for such matters as claims arising from the operation of the businesses prior to disposition, including income tax matters and the liability to investigate and remediate certain environmental contamination existing prior to disposition. These additional costs and the indemnification of the purchasers of our former or current businesses may require additional cash expenditures, which could have a material adverse effect on our operating results, financial condition, and/or cash flows.
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
As of December 31, 2016, 15% of our 4,965 employees were covered by collective bargaining agreements. In the future, if we are unable to negotiate acceptable new agreements with the unions, upon expiration of the existing contracts, we could experience a strike or work stoppage. Even if we are successful in negotiating new agreements, the new agreements could call for higher wages or benefits paid to union members, which would increase our operating costs and could adversely affect our profitability. If our unionized workers were to engage in a strike or other work stoppage, or other non-unionized operations were to become unionized, we could experience a significant disruption of operations at our facilities or higher ongoing labor costs. A strike or other work stoppage in the facilities of any of our major customers or suppliers could also have similar effects on us.
Due to the nature of our business, our sales levels may fluctuate causing our quarterly operating results to fluctuate.
Our quarterly and annual sales are affected by a variety of factors that may lead to significant variability in our operating results. In our Aerospace and Defense segment, sales earned under long-term contracts are recognized either on a cost basis, when deliveries are made, or when contractually defined performance milestones are achieved. The timing of deliveries or milestones may fluctuate from quarter to quarter. In our Real Estate segment, sales of land may be made from time to time, which may result in variability in our operating results and cash flows.
The restatement of our previously issued financial statements has been time-consuming, expensive and could expose us to additional risks that could materially adversely affect our financial position, results of operations and cash flows.
We have incurred expenses, including audit, legal, consulting and other professional fees, in connection with the restatement of our previously issued financial statements and the remediation of weaknesses in our internal control over financial reporting. We have taken a number of steps, including adding significant internal resources and implemented a number of additional procedures, in order to strengthen our accounting function and attempt to reduce the risk of additional misstatements in our financial statements. To the extent these steps are not successful, we could be forced to incur additional time and expense. Our management’s attention has also been diverted from the operation of our business in connection with the restatements and remediation of material weaknesses in our internal controls.
In addition, any stockholder, U.S. governmental or other actions brought based on the restatement of our previously issued financial statements could, regardless of the outcome, consume management’s time and attention and result in additional legal, accounting, insurance and other costs.
 Failure to maintain effective internal controls in accordance with the Sarbanes-Oxley Act could negatively impact the market price of our common stock.
We identified a material weakness in our internal controls associated with the completeness and accuracy of our accounting for income taxes, including the income tax provision and related tax assets and liabilities. As a result of this material weakness, errors occurred in several significant accounts in fiscal 2016 and 2015 consolidated financial statements that were not timely detected. This material weakness resulted in errors to deferred tax assets, income taxes payable, uncertain tax positions and income tax expense accounts in the consolidated financial statements for the year ended December 31, 2016. Due to the material weakness, management believes that as of December 31, 2016, our internal control over financial reporting was not effective based on the Committee of Sponsoring Organizations of the Treadway Commission criteria. We have and will continue to implement various initiatives in fiscal 2017 to improve our internal controls over financial reporting and address the matters discussed in Management’s Report on Internal Control over Financial Reporting. The implementation of the initiatives and the consideration of additional necessary improvements are among our highest priorities. Management will continually assess the progress of the initiatives and the improvements, and take further actions as deemed necessary. In addition, management will report such progress to the board of directors, under the direction of the Audit Committee. Until the identified material weakness is eliminated, there is a risk of a material adverse effect on our financial results.
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
Facilities
Corporate Headquarters
Aerojet Rocketdyne Holdings, Inc.
222 N. Sepulveda Blvd, Suite 500
El Segundo, California 90245
Operating/Manufacturing/Research/Design/Marketing Locations

Aerospace and Defense Aerojet Rocketdyne El Segundo, California*
Design/Manufacturing Facilities: Camden, Arkansas (owned and leased); Carlstadt, New Jersey*; Chatsworth, California; Gainesville, Virginia*; Hancock County, Mississippi*; Huntsville, Alabama*; Jonesborough, Tennessee**; Orange, Virginia; Rancho Cordova, California (owned); Redmond, Washington; Socorro, New Mexico; Vernon, California*; West Palm Beach, Florida*
Marketing/Sales Offices: Arlington, Virginia*
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

Item 3. Legal Proceedings
The Company and its subsidiaries are subject to legal proceedings, including litigation in U.S. federal and state courts, which arise out of, and are incidental to, the ordinary course of the Company’s on-going and historical businesses. The Company is also subject from time to time to suits under the federal False Claims Act, known as “qui tam” actions, and to governmental investigations by federal and state agencies. The Company cannot predict the outcome of such proceedings with any degree of certainty. Loss contingency provisions are recorded for probable losses at management’s best estimate of a loss, or when a best estimate cannot be made, a minimum loss contingency amount is recorded. These estimates are often initially developed substantially earlier than when the ultimate loss is known, and are refined each quarterly reporting period as additional information becomes available. For legal settlements where the cash payments are fixed and determinable, the Company will estimate an interest factor and discount the liability accordingly.
Asbestos Litigation
The Company has been, and continues to be, named as a defendant in lawsuits alleging personal injury or death due to exposure to asbestos in building materials, products, or in manufacturing operations. The majority of cases are pending in Texas and Pennsylvania. There were 64 asbestos cases pending as of December 31, 2016.
Given the lack of any significant consistency to claims (i.e., as to product, operational site, or other relevant assertions) filed against the Company, the Company is generally unable to make a reasonable estimate of the future costs of pending claims or unasserted claims. As of December 31, 2016, the estimated range of the Company's loss on a pending claim was $0.2 million to $0.6 million and the accrued amount was $0.2 million.
The following table sets forth information related to our historical product liability costs associated with our asbestos litigation (dollars in millions):

	Year Ended					One Month ended
	December 31,		November 30,	November 30,		December 31,
	2016		2015	2014		2015
Claims filed	17	(1)	16	14	(3)	1
Claims dismissed	30		50	23		3
Claims settled	4		—	3		0
Claims pending	64		83	117		81
Aggregate settlement costs	$0.1		$—	$0.3		$—
Average settlement costs	$—	(2)	$—	$0.1		$—
Legal and administrative fees associated with asbestos cases	$0.4		$0.2	$0.4		$—	(2)
_______
(1) This number is net of three cases tendered to a third party under a contractual indemnity obligation.
(2) Less than $0.1 million.
(3) This number is net of two cases tendered to a third party under a contractual indemnity obligation.
Inflective, Inc. (“Inflective”) Litigation
On December 18, 2014, Inflective filed a complaint against Aerojet Rocketdyne and Kathleen E. Redd, individually, in the Superior Court of the State of California, Sacramento County, Inflective, Inc. v Aerojet Rocketdyne, Inc., Kathleen E. Redd, et al, Case No. 34-2014-00173068. Inflective asserted in the complaint causes for breach of contract, breach of implied contract, false promise, inducing breach of contract, intentional interference with contractual relations, negligent interference with prospective economic relations, and intentional interference with prospective economic relations and is seeking compensatory damages in excess of $3.0 million, punitive damages, interest and attorney’s costs. The complaint arose out of the Company’s implementation of ProjectOne, a company-wide enterprise resource planning (“ERP”) system, for which Inflective had been a consultant to the Company. On February 6, 2015, Aerojet Rocketdyne and Ms. Redd filed a demurrer to the complaint. On June 9, 2015, the Court sustained the demurrer in part and overruled the demurrer in part, with leave to amend. On June 18, 2015, Inflective filed an amended complaint in which it reiterated all the causes of action dismissed by the Court. On June 30, 2015, Aerojet Rocketdyne and Ms. Redd filed a demurrer and motion to strike seeking to have (a) all claims and references to a purported “finder’s fee” stricken from the case and (b) the causes of action against Ms. Redd for intentional and negligent interference with prospective business relations dismissed with prejudice. On October 16, 2015, the Court sustained Aerojet Rocketdyne’s demurrer and motion to strike with respect to the “finder’s fee” claims, dismissing those claims with prejudice, but overruled Ms. Redd’s demurrer.  On October 26, 2015, Aerojet Rocketdyne and Ms. Redd answered the amended complaint and filed a Cross-Complaint against Plaintiff and its principal for breach of contract, intentional misrepresentation, negligent misrepresentation and negligence. Inflective filed a demurrer to the intentional misrepresentation, negligent misrepresentation and negligence causes of action, leaving the breach of contract cause of action unchallenged. After a hearing on the demurrer on February 18, 2016, the court granted the plaintiffs’ request to strike the claim for punitive damages on the negligence count, but denied the plaintiffs’ demurrer and allowed the Company’s claims for intentional misrepresentation, negligent misrepresentation, and negligence causes of action to remain along with the breach of contract claim.  On August 10, 2016, Aerojet Rocketdyne filed a Motion for Summary Judgment on the claims brought against Ms. Redd individually, arguing that as an agent for Aerojet Rocketdyne, Ms. Redd cannot be held personally liable for any alleged interference of economic advantage between Inflective and Aerojet Rocketdyne. On December 2, 2016, the Court granted Aerojet Rocketdyne’s Motion for Summary Judgment on the claims brought against Ms. Redd.
Separately, Satish Rachaiah, a former consultant on ProjectOne (working for Inflective), attempted to intervene in the action and assert claims against Aerojet Rocketdyne arising out of Aerojet Rocketdyne’s alleged interference with his employment with Inflective.  Aerojet Rocketdyne opposed intervention, and the Court ultimately denied Mr. Rachaiah’s motion to intervene.  On December 30, 2015, Rachaiah filed a separate lawsuit in the Superior Court of the State of California, Sacramento County, Satish Rachaiah v. Aerojet Rocketdyne, Inc., Case No. 34-2015-00188516. The Company received the complaint on April 7, 2016 and an amended complaint was served on June 17, 2016.   Rachaiah asserted the same claims in the complaint as attempted when he tried to intervene.  On June 3, 2016, the court granted Rachaiah’s motion to consolidate the case with the Inflective litigation, finding that two cases involve common parties, witnesses, legal issues and facts.  Aerojet Rocketdyne filed a demurrer to Rachaiah’s first amended complaint on July 22, 2016.  On September 26, 2016, the Court granted the demurrer in part and overruled it in part, dismissing the plaintiff’s claims for intentional and negligent interference with prospective economic relations with leave to amend.  On October 6, 2016, Rachaiah filed a second amended complaint, once again asserting claims for intentional and negligent interference with prospective economic relations. Aerojet Rocketdyne filed its Answer to the second amended complaint on November 11, 2016.
Now that the issues to be tried have been set, discovery has commenced.  No trial date for either case has been established. The Company has not recorded any liability for either of these matters as of December 31, 2016.
Occupational Safety
On January 16, 2015, the Company received a notice that the State of California, Division of Occupational Safety & Health (“Cal\OSHA”), Bureau of Investigation (“BOI”) is conducting an investigation into an accident that occurred at the Rancho Cordova facility in November 2013.  The accident involved the deflagration of solid rocket propellant following a remote cutting operation and resulted in injuries to two employees, one of whom ultimately died from his injuries.  Cal\OSHA issued nine citations relating to the accident with penalties of approximately $0.1 million, all of which the Company has appealed. The BOI is the criminal investigatory arm of Cal\OSHA and is required by law to investigate any occupational fatality to determine if criminal charges will be recommended. In August 2016, the BOI advised that it had completed its investigation and the criminal aspect of the case was closed. A pre-hearing conference on the Company’s appeal of the citations was originally scheduled for January 9, 2017, but was postponed and will be rescheduled.
Item 4. Mine Safety Disclosures
None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholders’ Matters and Issuer Purchases of Equity Securities
As of February 21, 2017, there were 6,523 holders of record of the common stock. On February 21, 2017, the last reported sale price of our common stock on the New York Stock Exchange was $19.33 per share.
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
Common Stock
Our common stock is listed on the New York Stock Exchange under the trading symbol “AJRD.” In January 2016, the Board of Directors approved a change in our fiscal year-end from November 30 of each year to December 31 of each year. The following table lists, on a per share basis for the periods indicated, the high and low sale prices for the common stock as reported by the New York Stock Exchange:

	Common Stock Price
	High	Low
Year ended December 31, 2016
First Quarter	$17.20	$13.98
Second Quarter	$18.86	$15.52
Third Quarter	$19.16	$16.80
Fourth Quarter	$21.40	$16.04
Month ended December 31, 2015	$18.87	$15.50
Year ended November 30, 2015
First Quarter	$19.44	$16.20
Second Quarter	$23.39	$19.10
Third Quarter	$24.35	$19.47
Fourth Quarter	$23.46	$14.86

Stock Performance Graph
The following graph compares the cumulative total stockholder returns, calculated on a dividend reinvested basis, on $100 invested in our Common Stock in November 2011 with the cumulative total return of (i) the Standard & Poor’s 500 Composite Stock Price Index (“S&P 500 Index”), and (ii) the Standard & Poor’s 500 Aerospace & Defense Index. The stock price performance shown on the graph is not necessarily indicative of future performance.
Comparison of Cumulative Total Stockholder Return Among
Aerojet Rocketdyne, S&P 500 Index, and the S&P 500 Aerospace & Defense Index,
November 2011 through December 2016

Company/Index	Base Period 2011	Year ended
		November 30,	November 30,	November 30,	November 30,	December 31,
		2012	2013	2014	2015	2016

Aerojet Rocketdyne Holdings, Inc.	$100.00	$169.12	$337.13	$306.99	$322.43	$329.96
S&P 500 Index	100.00	116.13	151.32	176.83	181.69	200.21
S&P 500 Aerospace & Defense	100.00	113.10	173.81	199.01	212.19	250.32

Item 6. Selected Financial Data
The following selected financial data is qualified by reference to and should be read in conjunction with the consolidated financial statements, including the notes thereto in Item 8. Consolidated Financial Statements and Supplementary Data, and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	Year end					One month ended
	December 31,	November 30,	November 30,	November 30,	November 30,	December 31,
	2016	2015	2014	2013	2012	2015
	(In millions, except per share amounts)
Net sales	$1,761.3	$1,708.3	$1,602.2	$1,378.1	$994.9	$96.3
Net income (loss):
Income (loss) from continuing operations, net of income taxes	$18.1	$(17.1)	$(49.3)	$162.7	$(5.7)	$7.0
(Loss) income from discontinued operations, net of income taxes	(0.1)	0.9	(0.7)	0.2	3.1	—
Net income (loss)	$18.0	$(16.2)	$(50.0)	$162.9	$(2.6)	$7.0
Basic income (loss) per share of Common Stock
Income (loss) from continuing operations, net of income taxes	$0.27	$(0.28)	$(0.85)	$2.68	$(0.09)	$0.11
(Loss) income from discontinued operations, net of income taxes	—	0.01	(0.01)	—	0.05	—
Total	$0.27	$(0.27)	$(0.86)	$2.68	$(0.04)	$0.11
Diluted income (loss) per share of Common Stock
Income (loss) from continuing operations, net of income taxes	$0.27	$(0.28)	$(0.85)	$2.05	$(0.09)	$0.10
(Loss) income from discontinued operations, net of income taxes	—	0.01	(0.01)	—	0.05	—
Total	$0.27	$(0.27)	$(0.86)	$2.05	$(0.04)	$0.10
Supplemental statement of operations information:
Income (loss) from continuing operations before income taxes	$29.3	$(16.8)	$(33.0)	$(35.7)	$13.2	$9.0
Interest expense	32.5	50.4	52.7	48.7	22.3	3.8
Interest income	(0.6)	(0.3)	(0.1)	(0.2)	(0.6)	—
Depreciation and amortization	64.9	65.1	63.7	43.5	22.3	5.1
Retirement benefit expense, net (1)	41.4	67.6	36.5	65.0	41.0	5.6
Unusual items in continuing operations:
Rocketdyne Business acquisition costs	—	—	—	20.0	11.6	—
Loss (gain) on legal matters and settlements	—	50.0	0.9	(0.5)	0.7	0.4
Loss on bank amendment	0.1	—	0.2	—	—	—
Loss on debt repurchased/redeemed	34.4	1.9	60.6	5.0	0.4	—
Adjusted EBITDAP (Non-GAAP measure)	$202.0	$217.9	$181.5	$145.8	$110.9	$23.9
Adjusted EBITDAP (Non-GAAP measure) as a percentage of net sales	11.5%	12.8%	11.3%	10.6%	11.1%	24.8%
Additional statement of operations information:
Stock-based compensation expense (benefit)	$12.9	$8.6	$5.7	$14.1	$6.5	$(0.4)
Environmental remediation provision adjustments	18.3	17.3	10.8	8.4	11.6	(0.1)
Cash flow information:
Cash flow provided by (used in) operating activities	$158.4	$65.1	$150.6	$77.4	$86.2	$(2.3)
Cash flow used in investing activities	(47.1)	(35.8)	(35.7)	(474.9)	(36.6)	(1.2)
Cash flow provided by (used in) financing activities	90.5	(84.1)	(46.6)	433.0	(75.5)	0.9
Balance Sheet information:
Total assets	$2,249.5	$2,034.9	$1,918.6	$1,752.1	$919.3	$2,023.3
Outstanding debt principal	725.6	652.0	782.2	699.2	248.7	650.6
________
(1) Retirement benefit expense is net of cash funding to our tax-qualified defined benefit pension plan which are recoverable costs under our U.S. government contracts. We funded $27.5 million to our tax-qualified defined benefit pension plan in fiscal 2016 that was recoverable in our fiscal 2016 U.S. government contracts.

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
In January 2016, our board of directors approved a change in our fiscal year-end from November 30 of each year to December 31 of each year. The fiscal year of our subsidiary, Aerojet Rocketdyne, ends on the last Saturday in December. As a result of the change, we had a one month transition period in December 2015. The audited results for the one month ended December 31, 2015 and the unaudited results for the one month ended December 31, 2014 are included in Item 8 of this Report. Further, as a result of the 2016 calendar, Aerojet Rocketdyne had 53 weeks of operations in the twelve months ended December 31, 2016 compared to 52 weeks of operations in the twelve months ended November 30, 2015 and 2014. The additional week of operations, which occurred in the fourth quarter of fiscal 2016, accounted for $32.2 million in additional net sales. Financial information for twelve months ended December 31, 2015 has not been included in this Form 10-K for the following reasons: (i) the twelve months ended November 30, 2015 provide a meaningful comparison for the twelve months ended December 31, 2016; (ii) there are no significant factors, seasonal or other, that would impact the comparability of information if the results for the twelve months ended December 31, 2015 were presented in lieu of results for twelve months ended November 30, 2015; and (iii) it was not practicable or cost justified to prepare this information.
Overview
We are a manufacturer of aerospace and defense products and systems with a real estate segment. Our operations are organized into two segments:
Aerospace and Defense — includes the operations of our wholly-owned subsidiary Aerojet Rocketdyne, a leading technology-based designer, developer and manufacturer of aerospace and defense products and systems for the U.S. government, including the DoD, NASA, major aerospace and defense prime contractors as well as portions of the commercial sector.
Real Estate — includes the activities of our wholly-owned subsidiary Easton related to the re-zoning, entitlement, sale, and leasing of our excess real estate assets. We are currently in the process of seeking zoning changes and other governmental approvals on our excess real estate assets to optimize its value.
A summary of the significant financial highlights for fiscal 2016 which management uses to evaluate our operating performance and financial condition is presented below.

•	Net sales for fiscal 2016 totaled $1,761.3 million compared to $1,708.3 million for fiscal 2015.

•	Net income for fiscal 2016 was $18.0 million, or $0.27 diluted income per share, compared to net loss of $(16.2) million, or $(0.27) loss per share, for fiscal 2015.

•	Adjusted EBITDAP (Non-GAAP measure*) for fiscal 2016 was $202.0 million, or 11.5% of net sales, compared to $217.9 million, or 12.8% of net sales, for fiscal 2015.

•
Segment performance before environmental remediation provision adjustments, retirement benefit expense, and unusual items was $188.4 million for fiscal 2016, compared to $200.1 million for fiscal 2015.

•	Cash provided by operating activities in fiscal 2016 totaled $158.4 million, compared to $65.1 million in fiscal 2015.

•	Free cash flow (Non-GAAP measure*) in fiscal 2016 totaled $110.8 million, compared to $28.3 million in fiscal 2015.

•	Funded contract backlog as of December 31, 2016 was $2.3 billion compared to $2.4 billion as of December 31, 2015.

•	Total contract backlog as of December 31, 2016 was $4.5 billion compared to $4.0 billion as of December 31, 2015.

•	Net debt (Non-GAAP measure*) as of December 31, 2016 was $315.3 million compared to $442.1 million as of December 31, 2015.
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
Some of the significant challenges we face are as follows: dependence upon U.S. government programs and contracts, future reductions or changes in U.S. government spending in our markets, implementation of the CIP, environmental matters, capital structure, and our underfunded retirement benefit plans.
Major Customers
The principal end user customers of our products and technology are primarily agencies of the U.S. government. Since a majority of our sales are, directly or indirectly, to the U.S. government, funding for the purchase of our products and services generally follows trends in U.S. aerospace and defense spending. However, individual U.S. government agencies, which include the military services, NASA, the Missile Defense Agency, and the prime contractors that serve these agencies, exercise independent purchasing power within “budget top-line” limits. Therefore, sales to the U.S. government are not regarded as sales to one customer, but rather each contracting agency is viewed as a separate customer.
Sales to the U.S. government and its agencies, including sales to our significant customers disclosed below, were as follows:

Percentage of Net Sales
Fiscal 2016	91%
Fiscal 2015	90%
Fiscal 2014	92%
One month ended December 31, 2015	85%
The Standard Missile program, which is included in the U.S. government sales and is comprised of multiple contracts, represented 12%, 14%, 12%, and 12% of net sales for fiscal 2016, fiscal 2015, fiscal 2014, and the one month ended December 31, 2015, respectively. The THAAD program, which is included in the U.S. government sales and is comprised of multiple contracts, represented 13%, 13%, 12%, and 13% of net sales for fiscal 2016, fiscal 2015, fiscal 2014, and the one month ended December 31, 2015, respectively. The demand for certain of our services and products is directly related to the level of funding of U.S. government programs.
Customers that represented more than 10% of net sales for the periods presented were as follows:

	Year Ended			One month ended
	December 31,	November 30,	November 30,	December 31,
	2016	2015	2014	2015
Lockheed Martin	27%	29%	28%	24%
ULA	21	19	25	28
Raytheon	20	20	17	19
NASA	13	11	11	10
Our sales to each of the major customers listed above involve several product lines and programs.
Industry Update
Our primary aerospace and defense customers include the DoD and its agencies, NASA, and the prime contractors that supply products to these customers. We rely on U.S. government spending on propulsion systems for defense, space and armament systems, precision tactical weapon systems and munitions applications, and our backlog depends, in large part, on continued funding by the U.S. government for the programs in which we are involved. These funding levels are not generally correlated with any specific economic cycle, but rather follow the cycle of general public policy and political support for this type of funding. Moreover, although our contracts often contemplate that our services will be performed over a period of several years, the U.S. Congress must appropriate funds for a given program and the U.S. President must sign government budget legislation each GFY and may significantly increase, decrease or eliminate, funding for a program. A decrease in DoD and/or NASA expenditures, the elimination or curtailment of a material program in which we are or hope to be involved, or changes in payment patterns of our customers as a result of changes in U.S. government outlays, could have a material adverse effect on our operating results, financial condition, and/or cash flows.
Even with overall budget levels set for GFY 2017, Congress was not able to pass a full year appropriation for either the DoD or NASA prior to the start of GFY 2017 on October 1, 2016.  As a result, Congress passed a short-term CR to fund the U.S. government until December 9, 2016. After the November U.S. presidential election, at the request of the incoming Trump Administration, Congress passed another CR through April 28, 2017 to allow the new Administration to shape federal spending. Although details of the plans to address perceived shortfalls in DoD readiness and modernization remain unsettled, the Trump Administration has signaled strong support for nuclear modernization and missile defense.
The SLS appears to remain a top Congressional priority as the CR included a provision to allow NASA the funding flexibility for SLS and deep exploration to remain on track. The SLS program also has enjoyed wide, bipartisan support in both chambers of Congress. We maintain a strong relationship with NASA and our propulsion systems have been powering NASA launch vehicles and spacecraft since the inception of the U.S. space program. Our booster, upper stage and Orion vehicle propulsion systems are currently baselined on the new SLS vehicle and both upper stage and booster engines are in development for future SLS variants. Due to the retirement of the space shuttle fleet, U.S. astronauts are now dependent on Russian Soyuz flights for access to and from the ISS for the better part of this decade. NASA has been working to re-establish U.S. manned space capability as soon as possible through development of a new “space taxi” to ferry astronauts and cargo to the ISS. In 2014, Boeing’s CST-100 Starliner capsule, powered by Aerojet Rocketdyne propulsion, was selected by NASA to transport astronauts to and from the ISS. As Boeing’s teammate, Aerojet Rocketdyne will be providing the propulsion system for this new capsule, thereby supplementing its work for NASA on the SLS designed for manned deep space exploration. In both instances, we have significant propulsion content and we look forward to supporting these generational programs for NASA.
The competitive dynamics of our multi-faceted marketplace vary by product sector and customer as we experience many of the same influences felt by the broader aerospace and defense industry.  The large majority of products we manufacture are highly complex, technically sophisticated and extremely hazardous to build, demanding rigorous manufacturing procedures and highly specialized manufacturing equipment.  While historically these factors, coupled with the high cost to establish the infrastructure required to meet these needs, posed substantial barriers to entry, modern design tools and manufacturing techniques (e.g., additive manufacturing) available to new entrants with the ability to self-fund start-up as well as development costs has led to increased competition in space related markets. To date, the competition has been limited to a few participants who tend to be narrowly focused on products that are sub-elements of our overall product portfolio. For example, entrepreneurs such as SpaceX and Blue Origin, who have been or are in the process of developing liquid fuel propulsion capabilities are primarily focused on the development of space propulsion systems for heavy lift launch vehicles and are not pursuing or participating in the missile defense or tactical propulsion business segments that make up a substantial portion of our overall business. These new entrepreneurs have signaled their intent to compete primarily on price and are therefore bringing pressure to bear on existing cost paradigms and manufacturing methodologies.
Competitive Improvement Program
In March 2015, we initiated the CIP comprised of activities and initiatives aimed at reducing costs in order for us to continue to compete successfully. The company-wide initiative is being undertaken after a comprehensive assessment of our product portfolio to underpin Aerojet Rocketdyne’s technological and competitive leadership in our markets through continued research and development. The CIP is composed of three major components: (i) facilities optimization and footprint reduction; (ii) product affordability; and (iii) reduced administrative and overhead costs. Under the CIP, we expect an estimated 500 headcount reduction. We currently estimate that we will incur restructuring and related costs over the four-year CIP program of approximately $82 million (excluding approximately $31 million of capital expenditures). The revisions to the estimated costs of the CIP in fiscal 2016 were primarily driven by reduced severance costs as employees left voluntarily at a higher rate than anticipated. When fully implemented, we anticipate that the CIP will result in annual cost savings of approximately $145 million beginning in fiscal 2019. As a result of this effort, we will be better positioned to deliver our innovative, high quality and reliable products at a lower cost to our customers. The cost savings will be realized by the U.S. government in the form of more competitive pricing. The CIP costs will consist primarily of severance and other employee related costs totaling approximately $25 million, operating facility costs totaling approximately $19 million, and $38 million for other costs relating to product re-qualification, knowledge transfer and other CIP implementation costs. We have incurred $18.4 million related to the CIP program through December 31, 2016 and additionally we have incurred $28.9 million in capital expenditures to support the CIP. The costs associated with the CIP will be a component of our U.S. government forward pricing rates, and therefore, will be recovered through the pricing of our products and services to the U.S. government.
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
The following table summarizes our recoverable amounts, environmental reserves, and range of liability, as of December 31, 2016:

	Recoverable Amount (1)	Reserve	Estimated Range of Liability
	(In millions)
Aerojet Rocketdyne - Sacramento	$159.6	$210.1	$210.1 - $326.0
Aerojet Rocketdyne - BPOU	96.3	126.8	126.8 - 178.3
Other Aerojet Rocketdyne sites	8.5	8.5	8.5 - 14.4
Total Aerojet Rocketdyne	264.4	345.4	345.4 - 518.7
Other sites	0.6	4.3	4.3 - 6.3
Total	$265.0	$349.7	$349.7 - $525.0
_____

(1)
Excludes the receivable from Northrop of $68.0 million as of December 31, 2016 related to environmental costs already paid (and therefore not reserved) in prior years and reimbursable under the Northrop Agreement.

Most of our environmental costs are incurred by our Aerospace and Defense segment, and certain of these future costs are allowable to be included in our contracts with the U.S. government and allocable to Northrop until the cumulative expenditure limitation is reached. See Note 7(c) and (d) of the notes to consolidated financial statements and "Environmental Matters" below for summary of our environmental reserve activity.
Capital Structure
We have a substantial amount of debt for which we are required to make interest and principal payments. Interest on long-term financing is not a recoverable cost under our U.S. government contracts. As of December 31, 2016, we had $725.6 million of debt principal outstanding.
Retirement Benefits
We expect to make cash contributions of approximately $72.0 million to our tax-qualified defined benefit pension plan in fiscal 2017 of which $37.0 million is expected to be recoverable in our U.S. government contracts in fiscal 2017 with the remaining $35.0 million being potentially recoverable in our U.S. government contracts in the future. We generally are able to recover cash contributions related to our tax-qualified defined benefit pension plan as allowable costs on our U.S. government contracts, but there is a lag between when we contribute cash to our tax-qualified defined benefit pension plan under pension funding rules and recover it under the CAS. During fiscal 2016, we made cash contributions of $32.8 million to our tax-qualified defined benefit pension plan of which $27.5 million was recoverable in our U.S. government contracts in fiscal 2016 with the remaining $5.3 million being potentially recoverable in our U.S. government contracts in the future.
The funded status of our retirement benefit plans may be adversely affected by investment experience, by any changes in U.S. law and by changes in the statutory interest rates used by tax-qualified pension plans in the U.S. to calculate funding requirements. Accordingly, if the performance of our retirement benefit assets does not meet our assumptions, if there are changes to the IRS regulations or other applicable law or if other actuarial assumptions are modified, our future contributions to our underfunded retirement benefit plans could be higher than we expect.
Additionally, the level of returns on retirement benefit assets, changes in interest rates, changes in legislation, and other factors affect our financial results. The timing of recognition of retirement benefit expense or income in our financial statements differs from the timing of the required funding under the PPA or the amount of funding that can be recorded in our overhead rates through our U.S. government contracting business.

Results of Operations:

	Year Ended			One month ended
	December 31,	November 30,	November 30,	December 31,
	2016	2015	2014	2015
	(In millions, except per share amounts)
Net sales	$1,761.3	$1,708.3	$1,602.2	$96.3
Operating costs and expenses:
Cost of sales (exclusive of items shown separately below)	1,527.4	1,459.5	1,406.2	75.4
AR1 research and development	—	32.1	—	—
Selling, general and administrative	53.6	49.0	38.2	2.8
Depreciation and amortization	64.9	65.1	63.7	5.1
Other expense, net:
Loss on debt	34.5	1.9	60.8	—
Legal settlement	—	50.0	—	—
Other	19.7	17.4	13.7	0.2
Total operating costs and expenses	1,700.1	1,675.0	1,582.6	83.5
Operating income	61.2	33.3	19.6	12.8
Non-operating (income) expense:
Interest income	(0.6)	(0.3)	(0.1)	—
Interest expense	32.5	50.4	52.7	3.8
Total non-operating expense, net	31.9	50.1	52.6	3.8
Income (loss) from continuing operations before income taxes	29.3	(16.8)	(33.0)	9.0
Income tax provision	11.2	0.3	16.3	2.0
Income (loss) from continuing operations	18.1	(17.1)	(49.3)	7.0
(Loss) income from discontinued operations, net of income taxes	(0.1)	0.9	(0.7)	—
Net income (loss)	$18.0	$(16.2)	$(50.0)	$7.0
Income (loss) per share of common stock
Basic:
Income (loss) from continuing operations	$0.27	$(0.28)	$(0.85)	$0.11
(Loss) income from discontinued operations, net of income taxes	—	0.01	(0.01)	—
Net income (loss) per share	$0.27	$(0.27)	$(0.86)	$0.11
Diluted:
Income (loss) from continuing operations	$0.27	$(0.28)	$(0.85)	$0.10
(Loss) income from discontinued operations, net of income taxes	—	0.01	(0.01)	—
Net income (loss) per share	$0.27	$(0.27)	$(0.86)	$0.10
Weighted average shares of common stock outstanding, basic	65.6	61.1	57.9	62.9
Weighted average shares of common stock outstanding, diluted	65.7	61.1	57.9	72.5
Net Sales:

	Year Ended			Year Ended
	December 31,	November 30,		November 30,	November 30,
	2016	2015	Change*	2015	2014	Change**
	(In millions)
Net sales:	$1,761.3	$1,708.3	$53.0	$1,708.3	$1,602.2	$106.1
 * Primary reason for change. The increase in net sales was primarily due to the following (i) an increase of $95.0 million on space launch programs primarily driven by increased deliveries on the RL10 program, and the transition of the Commercial Crew Development program from development activities to initial production and (ii) an increase of $37.2 million on air defense programs primarily driven by the transition of the PAC-3 contracts to full-rate production. These factors were partially offset by (i) the sale of approximately 550 acres of our Sacramento Land for $42.0 million in fiscal 2015 and (ii) a decrease of $36.8 million in the various Standard Missile contracts primarily from the timing of deliveries on the Standard Missile-3 Block IB contract and Standard Missile MK72 booster contract. Further, as a result of the 2016 calendar, Aerojet Rocketdyne had 53 weeks of operations in fiscal 2016 compared to 52 weeks of operations in fiscal 2015. The additional week of operations, which occurred in the fourth quarter of fiscal 2016 and accounted for $32.2 million in additional net sales, is included in the above discussion of program changes.
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
Cost of Sales (exclusive of items shown separately below):

	Year Ended			Year Ended
	December 31,	November 30,		November 30,	November 30,
	2016	2015	Change*	2015	2014	Change**
	(In millions, except percentage amounts)
Cost of sales:	$1,527.4	$1,459.5	$67.9	$1,459.5	$1,406.2	$53.3
Percentage of net sales	86.7%	85.4%		85.4%	87.8%
Percentage of net sales excluding retirement benefit expense and step-up in fair value of inventory	83.9%	82.5%		82.5%	86.0%
Components of cost of sales:
Cost of sales excluding retirement benefit expense and step-up in fair value of inventory	$1,477.2	$1,409.0	$68.2	$1,409.0	$1,377.8	$31.2
Cost of sales associated with the Acquisition step-up in fair value of inventory not allocable to our U.S. government contracts	0.2	0.3	(0.1)	0.3	3.2	(2.9)
Retirement benefit expense	50.0	50.2	(0.2)	50.2	25.2	25.0
Cost of sales	$1,527.4	$1,459.5	$67.9	$1,459.5	$1,406.2	$53.3
* Primary reason for change. The increase in cost of sales as a percentage of net sales excluding retirement benefit expense and the step-up in fair value of inventory was primarily due to the fiscal 2015 land sale of approximately 550 acres of Sacramento Land resulting in gross profit of $30.6 million.
** Primary reason for change. The decrease in cost of sales as a percentage of net sales excluding retirement benefit expense and the step-up in fair value of inventory was primarily due to (i) land sale of approximately 550 acres of Sacramento Land resulting in gross profit of $30.6 million and (ii) the close-out of the Antares AJ-26 program. Aerojet Rocketdyne entered into a

Settlement and Mutual Release Agreement (the “Agreement”) with Orbital Sciences Corporation (“Orbital”) pursuant to which the parties mutually agreed to a termination for convenience of the contract relating to the provision by Aerojet Rocketdyne of 20 AJ-26 liquid propulsion rocket engines to Orbital for the Antares program (the “Contract”). The Agreement also settles all claims the parties may have had against one another arising out of the Contract and the launch failure that occurred on October 28, 2014 of an Antares launch vehicle carrying the Cygnus ORB-3 service and cargo module. We incurred a $50.0 million legal settlement charge reported as an unusual item and not included in cost of sales related to the legal settlement.

	Year Ended
	November 30,	November 30,
	2015	2014	Change
	(In millions, except percentage amounts)
Antares AJ-26 program:
Net sales	$(2.2)	$7.9	$(10.1)
Cost of sales - (benefit) expense	(10.3)	40.2	(50.5)
Gross contract profit (loss)	$8.1	$(32.3)	$40.4
Gross contract profit (loss) as a percentage of net sales	0.5%	(2.0)%

One month ended December 31,
2015
(In millions, except percentage amounts)
Cost of sales (exclusive of items shown separately below):	$75.4
Percentage of net sales	78.3%
Percentage of net sales excluding retirement benefit expense and step-up in fair value of inventory	73.9%
Components of cost of sales:
Cost of sales excluding retirement benefit expense and step-up in fair value of inventory	$71.2
Cost of sales associated with the Rocketdyne acquisition step-up in fair value of inventory not allocable to our U.S. government contracts	0.1
Retirement benefit expense	4.1
Cost of sales	$75.4
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
AR1 Research and Development:

	Year Ended			Year Ended
	December 31,	November 30,		November 30,	November 30,
	2016	2015	Change*	2015	2014	Change*
	(In millions, except percentage amounts)
AR1 R&D:	$—	$32.1	$(32.1)	$32.1	$—	$32.1
Percentage of net sales	—%	1.9%		1.9%	—%
 * Primary reason for change. Our company-sponsored R&D expenses (reported as a component of cost of sales) are generally allocated among all contracts and programs in progress under U.S. government contractual arrangements. From time to time, we believe it is in our best interests to self-fund and not allocate costs for certain R&D activities to the U.S. government contracts.  In fiscal 2015, we self-funded $32.1 million of engine development expenses associated with our newest liquid booster engine, the AR1, and did not allocate these costs to the U.S. government. The table below summarizes total AR1 R&D costs net of reimbursements:

	Year Ended		One month ended
	December 31,	November 30,	December 31,
	2016	2015	2015
	(In millions)
AR1 R&D costs allocated to U.S. government contracts	$20.5	$16.1	$2.7
AR1 R&D costs not allocated to U.S. government contracts	—	32.1	—
Total	$20.5	$48.2	$2.7
Selling, General and Administrative (“SG&A”):

	Year Ended			Year Ended
	December 31,	November 30,		November 30,	November 30,
	2016	2015	Change*	2015	2014	Change**
	(In millions, except percentage amounts)
SG&A:	$53.6	$49.0	$4.6	$49.0	$38.2	$10.8
Percentage of net sales	3.0%	2.9%		2.9%	2.4%
Percentage of net sales excluding retirement benefit expense and stock-based compensation	1.2%	1.3%		1.3%	1.3%
Components of SG&A:
SG&A excluding retirement benefit expense and stock-based compensation	$21.8	$23.0	$(1.2)	$23.0	$21.2	$1.8
Stock-based compensation	12.9	8.6	4.3	8.6	5.7	2.9
Retirement benefit expense	18.9	17.4	1.5	17.4	11.3	6.1
SG&A	$53.6	$49.0	$4.6	$49.0	$38.2	$10.8
 * Primary reason for change. The increase in SG&A expense was primarily driven by an increase of $4.3 million in stock-based compensation which was primarily a result of an increase in performance based stock compensation.
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
SG&A expense as a percentage of net sales for the month ended December 31, 2015 was relatively proportional to the first quarter of fiscal 2016 and 2015.

Depreciation and Amortization:

	Year Ended			Year Ended
	December 31,	November 30,		November 30,	November 30,
	2016	2015	Change*	2015	2014	Change**
	(In millions)
Depreciation and amortization:	$64.9	$65.1	$(0.2)	$65.1	$63.7	$1.4
Components of depreciation and amortization:
Depreciation	$49.6	$49.8	$(0.2)	$49.8	$48.5	$1.3
Amortization	13.3	13.4	(0.1)	13.4	13.5	(0.1)
Accretion	2.0	1.9	0.1	1.9	1.7	0.2
Depreciation and amortization	$64.9	$65.1	$(0.2)	$65.1	$63.7	$1.4
 * Primary reason for change. Depreciation and amortization expense was essentially unchanged for the period.
** Primary reason for change. The increase in depreciation and amortization was primarily due to the non-cash accelerated depreciation expense of $0.8 million in fiscal 2015 associated with changes in the estimated useful life of long-lived assets impacted by the CIP.

One month ended December 31,
2015
(In millions)
Depreciation and amortization:	$5.1
Components of depreciation and amortization:
Depreciation	$3.8
Amortization	1.1
Accretion	0.2
Depreciation and amortization expense for the month ended December 31, 2015 was relatively proportional to the first quarter of fiscal 2016.
Other Expense, net:

	Year Ended			Year Ended
	December 31,	November 30,		November 30,	November 30,
	2016	2015	Change*	2015	2014	Change**
	(In millions)
Other expense, net:	$54.2	$69.3	$(15.1)	$69.3	$74.5	$(5.2)
* Primary reason for change. The decrease in other expense, net was primarily due to a decrease of $17.4 million in unusual items charges (see discussion of unusual items below).
** Primary reason for change. The decrease in other expense, net was primarily due to a decrease of $9.8 million in unusual items charges (see discussion of unusual items below). The decrease in unusual items was partially offset by an increase of $6.5 million in environmental remediation expense primarily associated with higher reserve requirements at the BPOU site offset by the advance agreement between Aerojet Rocketdyne and the U.S. government entered into in the fourth quarter of fiscal 2015 (see discussion of “Environmental Matters” below).

One month ended December 31,
2015
(In millions)
Other expense, net:	$0.2
The $0.2 million of other expense, net for the month ended December 31, 2015 was insignificant.

Total unusual items expense, a component of other expense, net in the consolidated statements of operations:

	Year Ended			One month ended
	December 31,	November 30,	November 30,	December 31,
	2016	2015	2014	2015
	(In millions)
Aerospace and Defense:
Loss on legal matters and settlements	$—	$50.0	$0.9	$0.4
Aerospace and defense unusual items	—	50.0	0.9	0.4
Corporate:
Loss on debt repurchased\redeemed	34.4	1.9	60.6	—
Loss on bank amendment	0.1	—	0.2	—
Corporate unusual items	34.5	1.9	60.8	—
Total unusual items	$34.5	$51.9	$61.7	$0.4
Fiscal 2016 Activity:
On July 18, 2016, we redeemed $460.0 million principal amount of our 7.125% Second-Priority Senior Secured Notes (“7 1/8% Notes”), representing all of the outstanding 7 1/8% Notes, at a redemption price equal to 105.344% of the principal amount, plus accrued and unpaid interest. We incurred a pre-tax charge of $34.1 million in fiscal 2016 associated with the extinguishment of the 7 1/8% Notes. The $34.1 million pre-tax charge was the result of the $24.6 million paid in excess of the par value and $9.5 million associated with the write-off of unamortized deferred financing costs.
We retired $13.0 million principal amount of our delayed draw term loan resulting in a loss of $0.3 million.
We recorded a charge of $0.1 million associated with an amendment to the Senior Credit Facility.
Fiscal 2015 Activity:
We recorded an expense of $50.0 million associated with a legal settlement. See discussion in ("Cost of Sales" section above).
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
A summary of our loss on the 4 1/16% Convertible Subordinated Debentures ("4 1/16% Debentures") repurchased (in millions):

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
Interest Income:

	Year Ended			Year Ended
	December 31,	November 30,		November 30,	November 30,
	2016	2015	Change*	2015	2014	Change*
	(In millions)
Interest income:	$0.6	$0.3	$0.3	$0.3	$0.1	$0.2
 * Primary reason for change. Interest income was immaterial for the periods presented.

Interest Expense:

	Year Ended			Year Ended
	December 31,	November 30,		November 30,	November 30,
	2016	2015	Change*	2015	2014	Change**
	(In millions)
Interest expense:	$32.5	$50.4	$(17.9)	$50.4	$52.7	$(2.3)
Components of interest expense:
Contractual interest and other	30.2	47.7	(17.5)	47.7	49.1	(1.4)
Amortization of debt discount and deferred financing costs	2.3	2.7	(0.4)	2.7	3.6	(0.9)
Interest expense	$32.5	$50.4	$(17.9)	$50.4	$52.7	$(2.3)
* Primary reason for change. The decrease in interest expense was primarily due to the retirement of the principal amount of our delayed draw term loan in the first quarter of fiscal 2016 and the redemption of the 7 1/8% Notes in the third quarter of fiscal 2016. The decrease was partially offset by interest expense on the debt incurred on the Senior Credit Facility at a lower variable interest rate (3.02% as of December 31, 2016) and to a lesser extent the issuance of the 2¼% Notes in December 2016 at an effective interest rate of 5.8%.
**  Primary reason for change. The decrease in interest expense was primarily due to the $49.0 million of 4 1/16% Debentures that were converted to 5.5 million shares of our common stock in fiscal 2015.

One month ended December 31,
2015
(In millions)
Interest expense:	$3.8
Components of interest expense:
Contractual interest and other	3.6
Amortization of deferred financing costs	0.2
Interest expense	$3.8
Interest expense for the month ended December 31, 2015 was proportional to our interest expense for the first quarter of fiscal 2016.
Income Tax Provision:

	Year Ended			One month ended
	December 31,	November 30,	November 30,	December 31,
	2016	2015	2014	2015
	(In millions)
Income tax provision	$11.2	$0.3	$16.3	$2.0
The following table shows the reconciling items between the income tax provision using the federal statutory rate and our reported income tax provision.

	Year Ended			One month ended
	December 31,	November 30,	November 30,	December 31,
	2016	2015	2014	2015
	(In millions)
Statutory U.S. federal income tax rate	$10.3	$(5.9)	$(11.5)	$3.1
State and local income taxes, net of U.S. federal income tax effect	(0.7)	2.7	3.7	0.4
Changes in state income tax rates	3.9	3.2	(0.2)	—
Reserve adjustments	(0.3)	0.4	(0.3)	—
Valuation allowance adjustments	—	—	0.1	—
Rescindable common stock interest and realized losses	—	—	0.3	—
Non-deductible convertible subordinated notes interest	0.8	1.4	2.3	0.1
Non-deductible premiums on repurchase of convertible subordinated notes	—	—	21.1	—
R&D credits	(4.1)	—	1.3	(0.2)
Retroactive change in federal tax law	—	(1.9)	—	(1.7)
Benefit of manufacturing deductions	0.5	(1.0)	(1.4)	(0.6)
Lobbying costs	0.8	0.6	0.4	—
Deferred tax adjustment	(0.4)	—	—	0.7
Other, net	0.4	0.8	0.5	0.2
Income tax provision	$11.2	$0.3	$16.3	$2.0
In fiscal 2016, the income tax provision recorded differs from the expected tax that would be calculated by applying the federal statutory rate to our income before income taxes primarily due to the impacts from state income taxes, and certain expenditures which are permanently not deductible for tax purposes, partially offset by the impact of R&D credits.
In fiscal 2015, the income tax provision recorded differs from the expected tax that would be calculated by applying the federal statutory rate to our loss before income taxes primarily due to state income taxes and certain non-deductible interest expense, partially offset by the retroactive reinstatement of the federal R&D credit and benefits allowed by Section 199 of the IRS code allowed to manufacturers.
In fiscal 2014, the income tax provision recorded differs from the expected tax that would be calculated by applying the federal statutory rate to our loss before income taxes primarily due to the non-deductible premiums paid upon the redemption of portions of the convertible debt, certain non-deductible interest expense, state income taxes, and impacts from the final R&D credit study, partially offset by benefits allowed by Section 199 of the IRS code allowed to manufacturers.
In the month ended December 31, 2015, the income tax provision recorded differs from the expected tax that would be calculated by applying the federal statutory rate to our income before income taxes primarily due to the re-enactment of the federal R&D credit in December 2015 for calendar year 2015 which has been treated as a discrete event for the December 2015 one-month period, as well as impacts from state income taxes, benefits allowed by Section 199 of the IRS code allowed to manufacturers, and R&D credits.
The carrying value of our deferred tax assets is dependent on our ability to generate sufficient taxable income in the future. We need $439.7 million in pre-tax income and $343.7 million in other comprehensive income to realize the net deferred tax assets as of December 31, 2016. We project that future taxable income will increase as a result of increased income from continuing operations resulting from improved contract profit margins related to the Rocketdyne Business acquisition integration and improved margins beginning in fiscal 2015 due to anticipated contributions to our tax qualified defined benefit pension plan, which are recoverable through our U.S. government contracts.  These increases in income from continuing operations will be partially offset by book to tax adjustments, primarily related to retirement benefit plan payments, state tax deductions, and our manufacturing deductions.
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

December 31, 2016 and 2015, management has considered all available evidence, both positive and negative, including but not limited to the following:
Positive evidence

•	Positive results from continuing operations before income taxes for the year ended December 31, 2016;

•	Our recent history of generating taxable income which has allowed for the utilization of tax credit carryforwards;

•	CAS rules that allow us to recover certain tax-qualified defined benefit pension plan cash contributions through our U.S. government contracts;

•	Eligibility of some of our environmental costs for future recovery in the pricing of our products and services to the U.S. government and under existing third party agreements;

•	Establishment and execution of the Competitive Improvement Program evidencing increasing growth and profitability;

•	Increase in our contract backlog;

•	Lower interest costs as a result of our fiscal 2016 debt refinancing efforts; and

•	Favorable trends with respect to the market value of certain real estate assets.
Negative evidence

•	Our three year comprehensive cumulative loss position as of December 31, 2016;

•	Our exposure to environmental remediation obligations and the related uncertainty as to the ultimate exposure upon settlement;

•	The significance of our defined benefit pension obligation and related impact it could have in future years; and

•	The interest expense arising from additional indebtedness incurred in fiscal 2016.
During fiscal 2016 and 2015, we continued to evaluate the need for a valuation allowance and have concluded in each quarter, including year end, that the amount of valuation allowance currently recorded was appropriate. We will continue to evaluate the ability to realize our net deferred tax assets to determine if an increase to our valuation allowance may be required to reduce deferred tax assets, which could have a material impact on our results of operations.
Retirement Benefit Plans:
Components of retirement benefit expense:

	Year Ended			One month ended
	December 31,	November 30,	November 30,	December 31,
	2016	2015	2014	2015
	(In millions)
Service cost	$14.0	$10.8	$8.9	$1.1
Interest cost on benefit obligation	66.0	65.5	69.6	5.5
Assumed return on assets	(70.1)	(88.1)	(92.6)	(6.0)
Amortization of prior service credits	(1.1)	(1.1)	(0.9)	(0.1)
Amortization of net losses	60.1	80.5	51.5	5.1
	$68.9	$67.6	$36.5	$5.6
We estimate that our retirement benefit expense will be approximately $73 million in fiscal 2017.
Market conditions and interest rates significantly affect the assets and liabilities of our retirement benefit plans. Pension accounting permits market gains and losses to be deferred and recognized over a period of years. This “smoothing” results in the creation of other accumulated income or losses which will be amortized to retirement benefit expense or benefit in future years. The accounting method we utilize recognizes one-fifth of the unamortized gains and losses associated with the market-related value of pension assets and all other gains and losses, including changes in the discount rate used to calculate benefit costs each year. Investment gains or losses for this purpose are the difference between the expected return and the actual return on the market-related value of assets which smoothes market related asset values over three years. Although the smoothing period mitigates some volatility in the calculation of annual retirement benefit expense, future expenses are impacted by changes in the market value of assets and changes in interest rates.
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

Aerospace and Defense Segment

	Year Ended			Year Ended
	December 31,	November 30,		November 30,	November 30,
	2016	2015	Change*	2015	2014	Change**
	(In millions, except percentage amounts)
Net sales	$1,753.9	$1,660.0	$93.9	$1,660.0	$1,596.0	$64.0
Segment performance	143.3	48.9	94.4	48.9	113.7	(64.8)
Segment margin	8.2%	2.9%		2.9%	7.1%
Segment margin before environmental remediation provision adjustments, retirement benefit expense, Rocketdyne purchase accounting adjustments, and unusual items (Non-GAAP measure)	11.6%	11.4%		11.4%	11.1%
Components of segment performance:
Aerospace and Defense	$203.1	$189.2	$13.9	$189.2	$177.3	$11.9
Environmental remediation provision adjustments	(18.3)	(16.6)	(1.7)	(16.6)	(8.8)	(7.8)
Retirement benefit expense, net (1)	(22.5)	(50.2)	27.7	(50.2)	(25.2)	(25.0)
Unusual items	—	(50.0)	50.0	(50.0)	(0.9)	(49.1)
Rocketdyne purchase accounting adjustments not allocable to our U.S. government contracts:
Amortization of the Rocketdyne Business’ intangible assets	(12.0)	(12.0)	—	(12.0)	(12.0)	—
Depreciation associated with the step-up in the fair value of the Rocketdyne Business’ tangible assets	(6.8)	(11.2)	4.4	(11.2)	(13.5)	2.3
Cost of sales associated with the step-up in the fair value of the Rocketdyne Business’ inventory	(0.2)	(0.3)	0.1	(0.3)	(3.2)	2.9
Aerospace and Defense total	$143.3	$48.9	$94.4	$48.9	$113.7	$(64.8)
________
(1) Retirement benefit expense is net of cash funding to our tax-qualified defined benefit pension plan which are recoverable costs under our U.S. government contracts. We funded $27.5 million to our tax-qualified defined benefit pension plan in fiscal 2016 that was recoverable in our fiscal 2016 U.S. government contracts.
 * Primary reason for change. The increase in net sales was primarily due to the following (i) an increase of $95.0 million on space launch programs primarily driven by increased deliveries on the RL10 program, and the transition of the Commercial Crew Development program from development activities to initial production and (ii) an increase of $37.2 million on air defense programs primarily driven by the transition of the PAC-3 contracts to full-rate production. These factors were partially offset by a decrease of $36.8 million in the various Standard Missile contracts primarily from the timing of deliveries on the Standard Missile-3 Block IB contract and Standard Missile MK72 booster contract. Further, as a result of the 2016 calendar, Aerojet Rocketdyne had 53 weeks of operations in fiscal 2016 compared to 52 weeks of operations in fiscal 2015. The additional week of operations, which occurred in the fourth quarter of fiscal 2016 and accounted for $32.2 million in additional net sales, is included in the above discussion of program changes.

Segment margin before environmental remediation provision adjustments, retirement benefit expense, Rocketdyne purchase accounting adjustments, and unusual items in fiscal 2016 compared to fiscal 2015 was relatively unchanged. Items that had a significant impact include the following: (i) favorable contract performance on the THAAD program as a result of operating performance and lower overhead costs; (ii) a gross contract benefit of $8.1 million in fiscal 2015 associated with the Antares AJ-26 Settlement Agreement (see discussion in “Cost of Sales” above); and (iii) cost growth and manufacturing inefficiencies in the current period on electric propulsion contracts.
** Primary reason for change. The increase in net sales was primarily due to the following (i) an increase of $84.3 million in space advanced programs primarily driven by the RS-25 program which is currently engaged in a significant development and integration effort in support of the SLS development program and increased development work on the Orion program partially offset by the successful completion of current J-2X program and (ii) an increase of $80.3 million in missile defense and strategic systems programs primarily driven by the increased deliveries on the THAAD and Standard Missile programs. The increase in net sales was partially offset by a decrease of $109.7 million in space launch programs primarily associated with the RL10 and RS-68 programs as a result of the timing of deliveries and costs incurred on these multi-year contracts and lower sales related to the Antares AJ-26 program close-out (see discussion below).
The increase in the segment margin before environmental remediation provision adjustments, retirement benefit expense, Rocketdyne purchase accounting adjustments, and unusual items in fiscal 2015 compared to fiscal 2014 was primarily due to the close-out of the Antares AJ-26 program (see discussion of “Cost of Sales” above) and costs associated with the AR1 program. During the third quarter of fiscal 2015, we began separately reporting the portion of the engine development expenses associated with our newest liquid booster engine, the AR1, which are currently not allocated across all contracts and programs in progress under U.S. governmental contractual arrangements (see additional discussion in Note 1(r) of the notes to consolidated financial statements). See segment information below:

	Year Ended
	November 30,	November 30,
	2015	2014	Change
	(In millions)
Segment margin before environmental remediation provision adjustments, retirement benefit expense, Rocketdyne purchase accounting adjustments, and unusual items (Non-GAAP measure)	$189.2	$177.3	$11.9
AR1 research and development	32.1	—	32.1
(Income) loss on Antares AJ-26 program (1)	(8.1)	32.3	(40.4)
	$213.2	$209.6	$3.6
______
(1) We incurred a $50.0 million legal settlement charge related to the Antares AJ-26 program reported as an unusual item in fiscal 2015.

One month ended December 31,
2015
(In millions, except percentage amounts)
Net sales	$95.8
Segment performance	15.2
Segment margin	15.9%
Segment margin before environmental remediation provision adjustments, retirement benefit plan expense, Rocketdyne purchase accounting adjustments, and unusual items (Non-GAAP measure)	22.2%
Components of segment performance:
Aerospace and Defense	$21.3
Environmental remediation provision adjustments	0.1
Retirement benefit plan expense	(4.1)
Unusual items	(0.4)
Rocketdyne purchase accounting adjustments not allocable to our U.S. government contracts:
Amortization of the Rocketdyne Business’ intangible assets	(1.0)
Depreciation associated with the step-up in the fair value of the Rocketdyne Business’ tangible assets	(0.6)
Cost of sales associated with the step-up in the fair value of the Rocketdyne Business’ inventory	(0.1)
Aerospace and Defense total	$15.2
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
The following table summarizes our backlog:

	As of December 31,
	2016	2015
	(In billions)
Funded backlog	$2.3	$2.4
Unfunded backlog	2.2	1.6
Total contract backlog	$4.5	$4.0
Total contract backlog expected to be filled within one year	$1.7	$1.6
Real Estate Segment

	Year Ended			Year Ended
	December 31,	November 30,		November 30,	November 30,
	2016	2015	Change*	2015	2014	Change*
	(In millions)
Net sales	$7.4	$48.3	$(40.9)	$48.3	$6.2	$42.1
Segment performance	4.3	34.4	(30.1)	34.4	4.2	30.2
* Primary reason for change. During fiscal 2016 and 2014, net sales and segment performance consisted primarily of rental property operations. During fiscal 2015, we recognized net sales of $42.0 million associated with a land sale of approximately 550 acres which resulted in a pre-tax gain of $30.6 million.

One month ended December 31,
2015
(In millions)
Net sales	$0.5
Segment performance	0.2
Net sales and segment performance consisted primarily of rental property operations.
Use of Non-GAAP Financial Measures
In addition to segment performance (discussed above), we provide the Non-GAAP financial measure of our operational performance called Adjusted EBITDAP. We use this metric to measure our operating performance. We believe that to effectively compare core operating performance from period to period, the metric should exclude items relating to retirement benefits (pension and postretirement benefits), significant non-cash expenses, the impacts of financing decisions on earnings, and items incurred outside the ordinary, on-going and customary course of our operations. Accordingly, we define Adjusted EBITDAP as GAAP income (loss) from continuing operations before income taxes adjusted to exclude interest expense, interest income, depreciation and amortization, retirement benefit expense net of cash funding to our tax-qualified defined benefit pension plan that are recoverable under our U.S. government contracts, and unusual items which we do not believe are reflective of such ordinary, on-going and customary activities. Adjusted EBITDAP does not represent, and should not be considered an alternative to, net income (loss), as determined in accordance with GAAP.

	Year Ended			One month ended
	December 31,	November 30,	November 30,	December 31,
	2016	2015	2014	2015
	(In millions)
Income (loss) from continuing operations before income taxes	$29.3	$(16.8)	$(33.0)	$9.0
Interest expense	32.5	50.4	52.7	3.8
Interest income	(0.6)	(0.3)	(0.1)	—
Depreciation and amortization	64.9	65.1	63.7	5.1
Retirement benefit expense, net (1)	41.4	67.6	36.5	5.6
Unusual items	34.5	51.9	61.7	0.4
Adjusted EBITDAP	$202.0	$217.9	$181.5	$23.9
Adjusted EBITDAP as a percentage of net sales	11.5%	12.8%	11.3%	24.8%
________
(1) Retirement benefit expense is net of cash funding to our tax-qualified defined benefit pension plan which are recoverable costs under our U.S. government contracts. We funded $27.5 million to our tax-qualified defined benefit pension plan in fiscal 2016 that was recoverable in our fiscal 2016 U.S. government contracts.
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

	Year Ended			One month ended
	December 31,	November 30,	November 30,	December 31,
	2016	2015	2014	2015
	(In millions)
Net cash provided by (used in) operating activities	$158.4	$65.1	$150.6	$(2.3)
Capital expenditures	(47.6)	(36.8)	(43.4)	(1.2)
Free cash flow(1)	$110.8	$28.3	$107.2	$(3.5)
 _________

(1) Free Cash Flow, a Non-GAAP financial measure, is defined as cash flow from operating activities less capital expenditures. Free Cash Flow should not be considered in isolation, as a measure of residual cash flow available for discretionary purposes, or as an alternative to cash flows from operations presented in accordance with GAAP. We believe Free Cash Flow is useful as it provides supplemental information to assist investors in viewing the business using the same tools that management uses to evaluate progress in achieving our goals.

	December 31, 2016	December 31, 2015
	(In millions)
Debt principal	$725.6	$650.6
Cash and cash equivalents	(410.3)	(208.5)
Net debt	$315.3	$442.1
Because our method for calculating the Non-GAAP measures may differ from other companies’ methods, the Non-GAAP measures presented above may not be comparable to similarly titled measures reported by other companies. These measures are not recognized in accordance with GAAP, and we do not intend for this information to be considered in isolation or as a substitute for GAAP measures.
Environmental Matters
Our policy is to conduct our businesses with due regard for the preservation and protection of the environment. We devote a significant amount of resources and management attention to environmental matters and actively manage our ongoing processes to comply with environmental laws and regulations. We are involved in the remediation of environmental conditions that resulted from generally accepted manufacturing and disposal practices at certain plants in the 1950s and 1960s. In addition, we have been designated a Potentially Responsible Parties ("PRP") with other companies at third party sites undergoing investigation and remediation.
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
In addition to the costs associated with environmental remediation discussed above, we incur expenditures for recurring costs associated with managing hazardous substances or pollutants in ongoing operations which totaled $6.5 million in fiscal 2016, $5.5 million in fiscal 2015, $7.1 million in fiscal 2014, and $0.3 million in the one month ended December 31, 2015.
The following table summarizes our recoverable amounts, environmental reserves, and range of liability, as of December 31, 2016:

	Recoverable Amount (1)	Reserve	Estimated Range of Liability
	(In millions)
Aerojet Rocketdyne - Sacramento	$159.6	$210.1	$210.1 - $326.0
Aerojet Rocketdyne - BPOU	96.3	126.8	126.8 - 178.3
Other Aerojet Rocketdyne sites	8.5	8.5	8.5 - 14.4
Total Aerojet Rocketdyne	264.4	345.4	345.4 - 518.7
Other sites	0.6	4.3	4.3 - 6.3
Total	$265.0	$349.7	$349.7 - $525.0
_____

(1)
Excludes the receivable from Northrop of $68.0 million as of December 31, 2016 related to environmental costs already paid (and therefore not reserved) in prior years and reimbursable under the Northrop Agreement.

Reserves
We review on a quarterly basis estimated future remediation costs and has an established practice of estimating environmental remediation costs over a fifteen year period, except for those environmental remediation costs with a specific contractual term. Environmental liabilities at the BPOU site are currently estimated through the term of a new project agreement as proposed by Aerojet Rocketdyne, which the Water Entities and the EPA have rejected. There can be no assurance that the term of the new project agreement will not be longer than the term we estimated and/or broader in scope and, if so, we may be required to make an additional accrual to reflect the longer term and/or broader scope. As the period for which estimated environmental remediation costs lengthens, the reliability of such estimates decreases. These estimates consider the investigative work and analysis of engineers, outside environmental consultants, and the advice of legal staff regarding the status and anticipated results of various administrative and legal proceedings. In most cases, only a range of reasonably possible costs can be estimated. In establishing our reserves, the most probable estimate is used when determinable; otherwise, the minimum amount is used when no single amount in the range is more probable. Accordingly, such estimates can change as we periodically evaluate and revise these estimates as new information becomes available. We cannot predict whether new information gained as projects progress will affect the estimated liability accrued. The timing of payment for estimated future environmental costs is influenced by a number of factors such as the regulatory approval process, and the time required to design, construct, and implement the remedy.
A summary of our environmental reserve activity:

	Aerojet Rocketdyne- Sacramento	Aerojet Rocketdyne- BPOU	Other Aerojet Rocketdyne Sites	Total Aerojet Rocketdyne	Other (1)	Total Environmental Reserve
	(In millions)
November 30, 2013	$128.0	$26.9	$8.2	$163.1	$8.2	$171.3
Additions	24.0	4.5	3.3	31.8	1.9	33.7
Expenditures	(21.6)	(9.7)	(3.4)	(34.7)	(4.3)	(39.0)
November 30, 2014	130.4	21.7	8.1	160.2	5.8	166.0
Additions	44.3	129.7	2.0	176.0	0.6	176.6
Expenditures	(21.7)	(11.3)	(2.3)	(35.3)	(1.2)	(36.5)
November 30, 2015	153.0	140.1	7.8	300.9	5.2	306.1
Additions	0.5	—	—	0.5	—	0.5
Expenditures	(0.9)	(3.4)	—	(4.3)	—	(4.3)
December 31, 2015	152.6	136.7	7.8	297.1	5.2	302.3
Additions	80.0	3.5	3.9	87.4	—	87.4
Expenditures	(22.5)	(13.4)	(3.2)	(39.1)	(0.9)	(40.0)
December 31, 2016	$210.1	$126.8	$8.5	$345.4	$4.3	$349.7
_____
(1) Related to the Company's legacy business operations that are primarily non-recoverable environmental remediation expenses from the U.S. government.
The $87.4 million of environmental reserve additions in fiscal 2016 was primarily due to the following items: (i) in fiscal 2016 we reached a decision with the U.S. government on the treatment of certain utility costs related to the Sacramento site resulting in a reserve increase of $59.4 million for the estimated impact over the current period and a fifteen year reserve period; (ii) $10.4 million of additional operations and maintenance for treatment facilities; (iii) $5.9 million of remediation related to inactive test sites and landfill clean-up; and (iv) $2.7 million of remediation related to operable treatment units; and (v) $9.0 million related to other environmental clean-up matters.
The $0.5 million of environmental reserve additions in the one month ended December 31, 2015 were insignificant.
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
As part of the acquisition of the Atlantic Research Corporation (“ARC”) propulsion business in 2003, Aerojet Rocketdyne entered into an agreement with ARC pursuant to which Aerojet Rocketdyne is responsible for up to $20.0 million of costs (“Pre-Close Environmental Costs”) associated with environmental issues that arose prior to Aerojet Rocketdyne’s acquisition of the ARC propulsion business. ARC is responsible for any cleanup costs relating to the ARC acquired businesses in excess of $20.0 million. Pursuant to a separate agreement with the U.S. government which was entered into prior to the completion of the ARC acquisition, these costs are recovered through the establishment of prices for Aerojet Rocketdyne’s products and services sold to the U.S. government. A summary of the Pre-Close Environmental Costs (in millions):

Pre-Close Environmental Costs	$20.0
Amount spent through December 31, 2016	(19.9)
Remaining Pre-Close Environmental Costs	$0.1

We expect that the cumulative clean-up costs will exceed $20 million in fiscal 2017 after which ARC will be responsible for such costs due to contamination existing at the time of the acquisition and still requiring remediation and monitoring. On May 6, 2016, ARC informed Aerojet Rocketdyne that it is disputing certain costs that Aerojet Rocketdyne is attributing to the $20 million Pre-Close Environmental Costs.  Aerojet Rocketdyne is evaluating the claim.
Estimated Recoveries
On January 12, 1999, Aerojet Rocketdyne and the U.S. government implemented the Global Settlement resolving certain prior environmental and facility disagreements, with retroactive effect to December 1, 1998. Under the Global Settlement, Aerojet Rocketdyne and the U.S. government resolved disagreements about an appropriate cost-sharing ratio with respect to the cleanup costs of the environmental contamination. The Global Settlement cost-sharing ratio does not have a defined term over which costs will be recovered. Additionally, in conjunction with the sale of the EIS business in 2001, Aerojet Rocketdyne entered into the Northrop Agreement whereby Aerojet Rocketdyne is reimbursed by Northrop for a portion of environmental expenditures eligible for recovery under the Global Settlement, subject to a cumulative limitation.
Most of our environmental costs are incurred by our Aerospace and Defense segment, and certain of these future costs are allowable to be included in our contracts with the U.S. government and allocable to Northrop until the cumulative expenditure limitation is reached. Excluding the receivable from Northrop of $68.0 million discussed in Note 7(d) in notes to consolidated financial statements in Item 8 of this Report, we currently estimate approximately 24% of our future Aerospace and Defense segment environmental costs will not likely be reimbursable and are expensed.
Allowable environmental costs are charged to our contracts as the costs are incurred. Because these costs are recovered through forward-pricing arrangements, the ability of Aerojet Rocketdyne to continue recovering these costs from the U.S. government depends on Aerojet Rocketdyne’s sustained business volume under U.S. government contracts and programs.
Pursuant to the Northrop Agreement, environmental expenditures to be reimbursed are subject to annual limitations and the total reimbursements are limited to a ceiling of $189.7 million. A summary of the Northrop Agreement activity (in millions):

Total reimbursable costs under the Northrop Agreement	$189.7
Amount reimbursed through December 31, 2016	(119.2)
Potential future cost reimbursements available	70.5
Receivable from Northrop in excess of the annual limitation included in the consolidated balance sheet as of December 31, 2016	(68.0)
Potential future recoverable amounts available under the Northrop Agreement	$2.5
While we are currently seeking an arrangement with the U.S. government to recover environmental expenditures in excess of the reimbursement ceiling identified in the Northrop Agreement and Global Settlement, there can be no assurances that such a recovery will be obtained, or if not obtained, that such unreimbursed environmental expenditures will not have a materially adverse effect on our operating results, financial condition, and/or cash flows.

The following table summarizes the activity in the current and non-current recoverable amounts from Northrop and the U.S. government:

	Recoverable Environmental Remediation - U.S. government	Recoverable Environmental Remediation - Northrop	Total Recoverable - U.S. government and Northrop
	(In millions)
November 30, 2013	$99.2	$87.9	$187.1
Additions	21.4	—	21.4
Reimbursements	(23.2)	(7.8)	(31.0)
Other adjustments	1.7	5.4	7.1
Change in Northrop noncurrent receivable (see discussion above)	—	(3.2)	(3.2)
November 30, 2014	99.1	82.3	181.4
Additions	133.6	—	133.6
Reimbursements	(27.2)	(4.0)	(31.2)
Other adjustments	21.1	4.3	25.4
Change in Northrop noncurrent receivable (see discussion above)	—	(6.1)	(6.1)
November 30, 2015	226.6	76.5	303.1
Additions	0.4	—	0.4
Reimbursements	(3.3)	(0.5)	(3.8)
Other adjustments	0.2	—	0.2
Change in Northrop noncurrent receivable (see discussion above)	—	0.5	0.5
December 31, 2015	223.9	76.5	300.4
Additions	67.3	—	67.3
Reimbursements	(30.7)	(4.4)	(35.1)
Other adjustments	2.0	(0.4)	1.6
Change in Northrop noncurrent receivable (see discussion above)	—	(1.2)	(1.2)
December 31, 2016	$262.5	$70.5	$333.0
Fiscal 2016 Activity
Fiscal 2016 additions - The $67.3 million of additions to the environmental recoverable asset was primarily due to the following items: (i) the treatment of certain utility costs related to the Sacramento site resulting in an increase of $45.0 million; (ii) $7.8 million of additional operations and maintenance for treatment facilities; (iii) $5.1 million of remediation related to inactive test sites and landfill clean-up; and (iv) $2.0 million of remediation related to operable treatment units; and (v) $7.4 million related to other environmental clean-up matters.
Fiscal 2016 reimbursements -The $35.1 million of environmental expenditures that were reimbursed related to the following items: (i) $15.7 million for operations and maintenance of treatment facilities; (ii) $3.8 million associated with water supply replacement; (iii) $3.6 million of remediation related to operable treatment units; (iv) $2.7 million associated with test sampling and analysis; (v) $2.1 million of costs related to the Camden, Arkansas site; and (vi) $7.2 million related to other environmental clean-up matters.
One month ended December 31, 2015 Activity
One month ended December 31, 2015 additions - The $0.4 million of additions to the environmental recoverable were insignificant.
One month ended December 31, 2015 reimbursements -The $3.8 million of environmental expenditures that were reimbursed related primarily to $3.6 million of additional operations and maintenance for treatment facilities.
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
Environmental reserves and recoveries impact to the consolidated statements of operations
The expenses associated with adjustments to the environmental reserves are recorded as a component of other expense, net in the consolidated statements of operations. Summarized financial information for the impact of environmental reserves and recoveries to the consolidated statements of operations were as follows:

	Year Ended			One month ended
	December 31,	November 30,	November 30,	December 31,
	2016	2015	2014	2015
	(In millions)
Estimated recoverable amounts under U.S. government contracts and Northrop	$69.1	$159.3	$22.9	$0.6
Expense (benefit) to consolidated statement of operations	18.3	17.3	10.8	(0.1)
Total environmental reserve adjustments	$87.4	$176.6	$33.7	$0.5
Recently Adopted Accounting Pronouncements
See Note 1(x) to our consolidated financial statements in Item 8. Consolidated Financial Statements of this Report for information relating to our discussion of the effects of recent accounting pronouncements.
Liquidity and Capital Resources
Net Cash Provided By (Used In) Operating, Investing, and Financing Activities
The change in cash and cash equivalents was as follows:

	Year Ended			One month ended
	December 31,	November 30,	November 30,	December 31,
	2016	2015	2014	2015
	(In millions)
Net Cash Provided by (Used in) Operating Activities	$158.4	$65.1	$150.6	$(2.3)
Net Cash Used in Investing Activities	(47.1)	(35.8)	(35.7)	(1.2)
Net Cash Provided by (Used in) Financing Activities	90.5	(84.1)	(46.6)	0.9
Net Increase (Decrease) in Cash and Cash Equivalents	$201.8	$(54.8)	$68.3	$(2.6)
Net Cash Provided By Operating Activities
The $158.4 million of cash provided by operating activities in fiscal 2016 was primarily the result of cash provided by income from continuing operations before income taxes adjusted for non-cash items which generated $176.0 million which was primarily offset by cash used to fund working capital (defined as accounts receivables, inventories, other current assets, accounts payable, contract advances, real estate activities, and other current liabilities) of $44.0 million. The cash used to fund working capital was primarily due to (i) a decrease of $37.5 million in other current liabilities primarily due to the timing of payments associated with income taxes and interest expense and (ii) an increase of $28.9 million in inventories primarily due to the timing of milestone billings and deliveries on the Atlas V and Standard Missile programs. The funding of working capital was partially offset by a decrease of $33.1 million in accounts receivable primarily due to the timing of cash receipts.
The $65.1 million of cash provided by operating activities in fiscal 2015 was primarily the result of cash provided by loss from continuing operations before income taxes adjusted for non-cash items which generated $120.5 million which was offset by cash used to fund the following: (i) a decrease of $17.8 million in other current liabilities primarily related to the CIP, cost reduction initiatives, and the amounts paid to UTC related to Transition Service Agreements; (ii) an increase of $19.5 million in inventories primarily due to the timing of milestone billings and deliveries on the PAC-3 and Standard Missile programs; and (iii) $7.8 million of real estate activities.
The $150.6 million of cash provided by operating activities in fiscal 2014 was primarily the result of loss from continuing operations before income taxes adjusted for non-cash items which generated $127.4 million. In addition, we generated $69.6 million from working capital. The cash generated from working capital was primarily due to an increase of $96.9 million in cash advances on long-term contracts. This amount was partially offset by the cash used for the Rocketdyne Business integration activities. In addition, we paid $4.9 million for income taxes, net in fiscal 2014.
The $2.3 million of cash used in operating activities in December 2015 was primarily due to the result of cash used to fund working capital. The funding of working capital is primarily due to a decrease of $41.0 million in accounts payable related to the timing of payments partially offset by an increase of $27.2 million in cash advances on long-term contracts. Additionally, income from continuing operations before income taxes adjusted for non-cash items generated $16.9 million.
Net Cash Used In Investing Activities
During fiscal 2016, 2015, and 2014 and the one month ended December 31, 2015, we had capital expenditures of $47.6 million, $36.8 million, $43.4 million, and $1.2 million, respectively. The increase in capital expenditures in fiscal 2016 compared to fiscal 2015 is primarily related to construction projects associated with supporting our Competitive Improvement Plan.
Net Cash Provided By (Used In) Financing Activities
During fiscal 2016, we had $700.6 million in debt cash payments and borrowings of $800.0 million (see below). During the one month ended December 31, 2015, we had immaterial financing activities. During fiscal 2015, we had debt cash payments of $81.2 million. During fiscal 2014, we repurchased 3.5 million of our common shares at a cost of $64.5 million. We also issued $189.0 million of debt and had $166.3 million in debt cash payments. In addition, we incurred $4.2 million of debt issuance costs.
Debt Activity and Covenants
Our debt principal activity since December 31, 2015 was as follows:

	December 31, 2015	Borrowings	Cash Payments	Non-cash Activity	December 31, 2016
	(In millions)
Term loan	$92.5	$400.0	$(102.5)	$—	$390.0
Revolver	—	100.0	(100.0)	—	—
7 1/8% Notes	460.0	—	(484.6)	24.6	—
4 1/16% Debentures	84.6	—	—	(49.0)	35.6
2 1/4% Notes	—	300.0	—	—	300.0
2 1/4% Convertible Subordinated Debentures	0.2	—	(0.2)	—	—
Delayed draw term loan	13.0	—	(13.0)	—	—
Other debt	0.3	—	(0.3)	—	—
Total Debt and Borrowing Activity	$650.6	$800.0	$(700.6)	$(24.4)	$725.6
The Senior Credit Facility contains covenants requiring us to (i) maintain an interest coverage ratio (the "Consolidated Interest Coverage Ratio") of not less than 3.00 to 1.00 and (ii) maintain a leverage ratio ( the "Consolidated Net Leverage Ratio") not to exceed (a) 4.00 to 1.00 for periods ending December 31, 2016 through September 30, 2017; (b) 3.75 to 1.00 for periods ending from December 31, 2017  through September 30, 2018; and (c) 3.50 to 1.00 for periods ending from December 31, 2018 thereafter, provided that the maximum leverage ratio for all periods shall be increased by 0.50 to 1.00 for two quarters after consummation of a qualified acquisition. We may generally make certain investments, redeem debt subordinated to the Senior Credit Facility and make certain restricted payments (such as stock repurchases) if our Consolidated Net Leverage Ratio does not exceed 3.25 to 1.00 pro forma for such transaction. We are otherwise subject to customary covenants including limitations on asset sales, incurrence of additional debt, and limitations on certain investments and restricted payments.

Financial Covenant	Actual Ratios as of December 31, 2016	Required Ratios
Consolidated Interest Coverage Ratio, as defined under the Senior Credit Facility	11.07 to 1.00	Not less than: 3.00 to 1.00
Consolidated Net Leverage Ratio, as defined under the Senior Credit Facility	2.59 to 1.00	Not greater than: 4.00 to 1.00
We were in compliance with our financial and non-financial covenants as of December 31, 2016.
Outlook
Short-term liquidity requirements consist primarily of recurring operating expenses, including but not limited to costs related to our capital and environmental expenditures, company-funded R&D expenditures, debt service requirements, and retirement benefit plans. We believe that our existing cash and cash equivalents and availability under our revolving credit facility will provide sufficient funds to meet our operating plan, which includes our CIP and AR1 engine development costs, for the next twelve months. The operating plan for this period provides for full operation of our businesses, and interest and principal payments on our debt. As of December 31, 2016, we had $304.7 million of available borrowings under our Senior Credit Facility. Based on our existing debt agreements, we were in compliance with our financial and non-financial covenants as of December 31, 2016. Our failure to comply with these covenants could result in an event of default that, if not cured or waived by the lenders, could result in the acceleration of the Senior Credit Facility and 2¼% Notes. In addition, our failure to pay principal and interest when due is a default under the Senior Credit Facility, and in certain cases, would cause a cross default on the 2¼% Notes.
In December 2016, we notified holders of our 4 1/16% Debentures that we would redeem, on February 3, 2017, all of their 4 1/16% Debentures at a purchase price equal to 100% of the principal amount of the 4 1/16% Debentures to be redeemed, plus any accrued and unpaid interest. In January 2017, $35.6 million of the 4 1/16% Debentures (the entire amount outstanding as of December 31, 2016) were converted to 3.9 million shares of common stock.
We are committed to a cash management strategy that maintains liquidity to adequately support the operation of the business, our growth strategy and to withstand unanticipated business volatility. We believe that cash generated from operations, together with our current levels of cash and investments as well as availability under our revolving credit facility, should be sufficient to maintain our ongoing operations, support working capital requirements, fund the CIP, make cash contributions of approximately $72.0 million in fiscal 2017 to our tax-qualified defined benefit pension plan, and fund anticipated capital expenditures related to projected business growth. Our cash management strategy includes maintaining the flexibility to pay down debt and/or repurchase shares depending on economic and other conditions. In connection with the implementation of our cash management strategy, our management may seek to retire or purchase our outstanding debt through cash purchases and/or exchanges for equity securities, in open market purchases, privately negotiated transactions or otherwise if we believe that it is in our best interests. Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

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
 Contractual Obligations
We have contractual obligations and commitments in the form of debt obligations, operating leases, certain other liabilities, and purchase commitments. The following table summarizes our contractual obligations as of December 31, 2016:

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
	(In millions)
Contractual Obligations:
Long-term debt:
Senior debt	$390.0	$20.0	$55.0	$315.0	$—
Convertible senior notes	300.0	—	—	—	300.0
Convertible subordinated notes (1)	35.6	35.6	—	—	—
Interest on long-term debt (2)	93.9	18.3	34.5	27.9	13.2
Postretirement medical and life insurance benefits (3)	38.0	5.2	9.6	8.2	15.0
Operating leases	111.9	17.4	29.2	25.0	40.3
Conditional asset retirement obligations (4)	30.6	—	—	8.4	22.2
Total	$1,000.0	$96.5	$128.3	$384.5	$390.7
________

(1)
In December 2016, we notified holders of our 4 1/16% Debentures that we would redeem, in February 2017, all of their 4 1/16% Debentures at a purchase price equal to 100% of the principal amount of the 4 1/16% Debentures to be redeemed, plus any accrued and unpaid interest. In January 2017, $35.6 million of the 4 1/16% Debentures (the entire amount outstanding as of December 31, 2016) were converted to 3.9 million shares of common stock.

(2)	Includes interest on variable debt calculated based on interest rates at December 31, 2016.

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

(4)	The conditional asset retirement obligations presented are related to our Aerospace and Defense segment and are allowable costs under our contracts with the U.S. government.
As of December 31, 2016, the liability for uncertain income tax positions was $32.0 million. Due to the uncertainty regarding the timing of potential future cash flows associated with these liabilities, we are unable to make a reasonably reliable estimate of the amount and period in which these liabilities might be paid.
We may be required to make significant cash contributions in the future to fund our retirement benefit plans, a portion of which we may not be able to immediately recover from our U.S. government contracts. We expect to make cash contributions of approximately $72.0 million to our tax-qualified defined benefit pension plan in fiscal 2017 of which $37.0 million is expected to be recoverable in our U.S. government contracts in fiscal 2017 with the remaining $35.0 million being potentially recoverable in our U.S. government contracts in the future.
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
As of December 31, 2016, arrangements with off-balance sheet risk consisted of:

•
$45.3 million in outstanding commercial letters of credit expiring throughout 2017, the majority of which may be renewed, primarily to collateralize obligations for environmental remediation and insurance coverage.

•	$44.5 million in outstanding surety bonds to primarily satisfy indemnification obligations for environmental remediation coverage.

•	Up to $120.0 million aggregate in guarantees by us of Aerojet Rocketdyne’s obligations to U.S. government agencies for environmental remediation activities.

•	Guarantees, jointly and severally, by our material domestic subsidiaries of their obligations under our Senior Credit Facility.
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

Under the percentage of completion method, we recognize sales based upon our progress against the contracted performance objectives. Progress is generally measured as costs are incurred (cost-to-cost method) or as units are delivered to customers (units-of-delivery) depending on the contractual terms and scope of work of the each contract. We use the cost-to-cost measure, where the scope of work on contracts principally relates to research and/or development efforts, or the contract is predominantly a development effort with few deliverable units. Under cost-to-cost, we recognize sales as costs are incurred. We use the units-of-delivery measure to recognize sales when contracts require unit deliveries on a frequent and routine basis. Under units-of-delivery, we recognize sales at the contractually agreed upon unit price as units are sold.
For fixed-priced contracts, variance in actual costs from the cost estimates used in determining the fixed price impact the overall profit from the contract. We recognize these variances during the contact performance period. Fixed-priced and cost-reimbursable contracts may provide for variable consideration including awards, incentives, and/or penalties based upon the customer’s assessment of our performance against pre-established targets or other criteria. These targets may include factors such as cost, performance, quality, and schedule. We recognize variable consideration over the contract performance period based upon estimates of performance against the established criteria.
The recognition of sales and profit on long-term contracts requires the use of assumptions and estimates related to the contract value or total contract revenue, variable consideration, the total cost at completion and the measurement of progress towards completion. Due to the nature of the programs, developing these estimates requires the use of significant judgment. Estimates are continually evaluated as work progresses and are revised as necessary. Factors considered include, but are not limited to, labor productivity, the nature and technical complexity of the work to be performed, availability and cost volatility of materials, subcontractor and vendor performance, warranty costs, volume assumptions, anticipated labor agreements and inflationary trends, schedule and performance delays, availability of funding from the customer, and the recoverability of costs incurred outside the original contract included in any estimates to complete. We continually evaluate the facts, circumstances, and assumptions supporting these estimates. Any adjustments to net sales resulting from changes in estimates are recognized in the current period for the inception-to-date effect of such changes. Changes in estimates and assumptions related to the status of certain long-term contracts may have a material effect on our operating results.
The following table summarizes the impact from changes in estimates and assumptions on the statement of operations on key contracts, representing 94% of our aerospace and defense segment net sales over the last three fiscal years and one month ended December 31, 2015, accounted for under the percentage-of-completion method of accounting:

	Year Ended			One month ended
	December 31,	November 30,	November 30,	December 31,
	2016	2015	2014	2015
	(In millions, except per share amounts)
Favorable effect of the changes in contract estimates on income (loss) from continuing operations before income taxes	$14.1	$41.2	$9.2	$11.7
Favorable effect of the changes in contract estimates on net income (loss)	8.5	24.7	5.5	7.0
Favorable effect of the changes in contract estimates on basic net income (loss) per share	0.13	0.40	0.10	0.11
Favorable effect of the changes in contract estimates on diluted net income (loss) per share	0.11	0.40	0.10	0.09
The fiscal 2016 favorable changes in contract estimates were primarily driven by better than expected performance on space launch systems primarily due to affordability initiatives and lower overhead costs partially offset by cost growth and manufacturing inefficiencies on electric propulsion contracts. The one month ended December 31, 2015 favorable changes in contract estimates were primarily driven by better than expected performance on tactical and missile defense programs primarily due to affordability initiatives and lower overhead costs partially offset by cost growth and manufacturing inefficiencies on an electric propulsion contract. The fiscal 2015 favorable changes in contract estimates were primarily driven by the following (i) better than expected performance on space launch systems and missile defense programs primarily due to affordability initiatives and lower overhead costs and (ii) unexpected favorable contract performance on close-out activities on the J-2X program. The fiscal 2014 favorable changes in contract estimates were primarily driven by better than expected performance on a space launch system program due to favorable contract negotiations and affordability initiatives partially offset by unanticipated inefficiencies and cost growth on the Antares AJ-26 program.
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
Other Contract Considerations
Our sales are driven by pricing based on costs incurred to produce products and perform services under contracts with the U.S. government. Cost-based pricing is determined under the FAR and CAS. The FAR and CAS provide guidance on the types of costs that are allowable and allocable in establishing prices for goods and services under U.S. government contracts. For example, costs such as charitable contributions, advertising, interest expense, and public relations are unallowable, and therefore not recoverable through sales. In addition, we may enter into agreements with the U.S. government that address the subjects of allowability and allocability of costs to contracts for specific matters.
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
Goodwill
Goodwill represents the excess of the purchase price of an acquired enterprise or assets over the fair values of the identifiable assets acquired and liabilities assumed. Tests for impairment of goodwill are performed on an annual basis, or at any other time if events occur or circumstances indicate that the carrying amount of goodwill may not be recoverable. All of our recorded goodwill resides in the Aerospace and Defense reporting unit. We evaluated goodwill using a “Step Zero" analysis as of October 1, 2016, September 1, 2016, and September 1, 2015, and determined that goodwill was not impaired.
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
During the year ended December 31, 2016, and in connection with our change in fiscal year end from November 30 to December 31, we changed our annual test of goodwill impairment from September 1 of each year to October 1 of each year. With respect to its annual goodwill testing date, management believes that this voluntary change in accounting method is preferable as it aligns the annual impairment testing date with our long-range planning cycle, the timing of which has changed consistent with the change in our fiscal year end and which is a significant element in the testing process. In connection with this change, we first performed an impairment test as of September 1, 2016 and then performed an additional test as of October 1, 2016. This change in annual testing date does not delay, accelerate or avoid an impairment charge.

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
Retirement benefits are a significant cost of doing business and represent obligations that will be ultimately settled far in the future and therefore are subject to estimates. We generally are able to recover cash contributions related to our tax-qualified defined benefit pension plan as allowable costs on our U.S. government contracts, but there is a lag between when we contribute cash to our tax-qualified defined benefit pension plan under pension funding rules and recover it under our U.S. government contracts. Our pension and medical and life insurance benefit obligations and related costs are calculated using actuarial concepts in accordance with GAAP. We are required to make assumptions regarding such variables as the expected long-term rate of return on assets and the discount rate applied to determine service cost and interest cost to arrive at income or expense for the year.
We used the following discount rate to determine the benefit obligations for the applicable period:

	Pension Benefits		Medical and Life Insurance Benefits
	As of December 31,		As of December 31,
	2016	2015	2016	2015
Discount rate	4.02%	4.36%	3.68%	3.99%
We used the following assumptions to determine the retirement benefit expense for the applicable period:

	Pension Benefits				Medical and Life Insurance Benefits
	Year Ended			One month ended	Year Ended			One month ended
	December 31,	November 30,	November 30,	December 31,	December 31,	November 30,	November 30,	December 31,
	2016	2015	2014	2015	2016	2015	2014	2015
Discount rate	4.36%	3.96%	4.54%	4.26%	3.99%	3.54%	3.98%	3.87%
Expected long-term rate of return on assets	7.00%	8.00%	8.00%	7.00%	*	*	*	*
______

*	Not applicable
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
The expected long-term rate of return on assets represents the rate of earnings expected in the funds invested, and funds to be invested, to provide for anticipated benefit payments to plan participants. We evaluated the historical investment performance, current and expected asset allocation, and, with input from our external advisors, developed best estimates of future investment performance. Based on this analysis, we decided to change the long-term expected rate of return on assets from 8.0% to 7.0% effective December 1, 2015.
 Market conditions and interest rates significantly affect assets and liabilities of our pension plans. Pension accounting permits market gains and losses to be deferred and recognized over a period of years. This “smoothing” results in the creation of other accumulated income or loss which will be amortized to pension costs in future years. The accounting method we utilize recognizes one-fifth of the unamortized gains and losses in the market-related value of pension assets and all other gains and losses including changes in the discount rate used to calculate benefit costs each year. Investment gains or losses for this purpose are the difference between the expected return and the actual return on the market-related value of assets which smoothes asset values over three years. Although the smoothing period mitigates some volatility in the calculation of annual pension costs, future pension costs are impacted by changes in the market value of assets and changes in interest rates.
In addition, we maintain medical and life insurance benefits other than pensions that are not funded.

A one percentage point change in the key assumptions would have the following effects on the projected benefit obligations as of December 31, 2016 and on retirement benefit expense for fiscal 2016:

	Pension Benefits and Medical and Life Insurance Benefits Discount Rate		Expected Long-term Rate of Return	Assumed Healthcare Cost Trend Rate
	Net Periodic Benefit Expense	Projected Benefit Obligation	Net Periodic Pension Benefit Expense	Net Periodic Medical and Life Insurance Benefit Expense	Accumulated Benefit Obligation
	(In millions)
1% decrease	$22.8	$158.3	$10.0	$(0.3)	$(1.0)
1% increase	(19.5)	(133.0)	(10.0)	0.4	1.1
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
At the time a liability is recorded for future environmental costs, we record an asset for estimated future recoveries that are estimable and probable. Some of our environmental costs are eligible for future recovery in the pricing of our products and services to the U.S. government and under existing third party agreements. We consider the recovery probable based on the Global Settlement, Northrop Agreement, U.S. government contracting regulations, and our long history of receiving reimbursement for such costs.
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
Interest Rate Risk
We are exposed to market risk principally due to changes in interest rates. Debt with interest rate risk includes borrowings under our Senior Credit Facility. The interest rate risk related to our tax-qualified pension plan assets and liabilities can be found in the "Retirement Benefit Plans" discussion above. As of December 31, 2016, our debt principal amounts totaled $725.6 million: $335.6 million, or 46%, was at an average fixed rate of 2.44%; and $390.0 million, or 54%, was at a variable rate of 3.02%.
The following table summarizes the estimated fair value and principal amount for outstanding debt obligations:

	Fair Value		Principal Amount
	December 31, 2016	December 31, 2015	December 31, 2016	December 31, 2015
	(In millions)
Term loan	$390.0	$92.5	$390.0	$92.5
7 1/8% Notes	—	479.6	—	460.0
2 1/4% Notes	294.9	—	300.0	—
4 1/16% Debentures (1)	70.8	149.5	35.6	84.6
Delayed draw term loan	—	13.0	—	13.0
Other debt	—	0.6	—	0.5
	$755.7	$735.2	$725.6	$650.6
_______

(1)
In December 2016, we notified holders of our 4 1/16% Debentures that we would redeem, on February 3, 2017, all of their 4 1/16% Debentures at a purchase price equal to 100% of the principal amount of the 4 1/16% Debentures to be redeemed, plus any accrued and unpaid interest. In January 2017, $35.6 million of the 4 1/16% Debentures (the entire amount outstanding as of December 31, 2016) were converted to 3.9 million shares of common stock.

The fair values of the 7 1/8% Notes, 2 1/4% Notes, and 4 1/16% Debentures were determined using broker quotes that are based on open markets for our debt securities (Level 2 securities). The term loans bore interest at variable rates, which adjusted based on market conditions, and their carrying values approximated fair value.

Item 8. Consolidated Financial Statements and Supplementary Data
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Aerojet Rocketdyne Holdings, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of comprehensive income (loss), of stockholders’ equity (deficit), and of cash flows present fairly, in all material respects, the financial position of Aerojet Rocketdyne Holdings, Inc. and its subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for the year ended December 31, 2016, for the one month ended December 31, 2015, and for each of the two years in the period ended November 30, 2015 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) because a material weakness in internal control over financial reporting related to ineffective controls over the completeness and accuracy of the Company’s accounting for income taxes, including the income tax provision and related tax assets and liabilities, existed as of that date. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness referred to above is described in Management's Report on Internal Control Over Financial Reporting appearing under Item 9A. We considered this material weakness in determining the nature, timing, and extent of audit tests applied in our audit of the 2016 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements. The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in management's report referred to above. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
Los Angeles, California
March 1, 2017

Aerojet Rocketdyne Holdings, Inc.
Consolidated Statements of Operations

	Year Ended			One month ended
	December 31,	November 30,	November 30,	December 31,
	2016	2015	2014	2015
	(In millions, except per share amounts)
Net sales	$1,761.3	$1,708.3	$1,602.2	$96.3
Operating costs and expenses:
Cost of sales (exclusive of items shown separately below)	1,527.4	1,459.5	1,406.2	75.4
AR1 research and development (see Note 1(r))	—	32.1	—	—
Selling, general and administrative	53.6	49.0	38.2	2.8
Depreciation and amortization	64.9	65.1	63.7	5.1
Other expense, net:
Loss on debt	34.5	1.9	60.8	—
Legal settlement	—	50.0	—	—
Other	19.7	17.4	13.7	0.2
Total operating costs and expenses	1,700.1	1,675.0	1,582.6	83.5
Operating income	61.2	33.3	19.6	12.8
Non-operating (income) expense:
Interest income	(0.6)	(0.3)	(0.1)	—
Interest expense	32.5	50.4	52.7	3.8
Total non-operating expense, net	31.9	50.1	52.6	3.8
Income (loss) from continuing operations before income taxes	29.3	(16.8)	(33.0)	9.0
Income tax provision	11.2	0.3	16.3	2.0
Income (loss) from continuing operations	18.1	(17.1)	(49.3)	7.0
(Loss) income from discontinued operations, net of income taxes	(0.1)	0.9	(0.7)	—
Net income (loss)	$18.0	$(16.2)	$(50.0)	$7.0
Income (loss) per share of common stock
Basic:
Income (loss) from continuing operations	$0.27	$(0.28)	$(0.85)	$0.11
(Loss) income from discontinued operations, net of income taxes	—	0.01	(0.01)	—
Net income (loss) per share	$0.27	$(0.27)	$(0.86)	$0.11
Diluted:
Income (loss) from continuing operations	$0.27	$(0.28)	$(0.85)	$0.10
(Loss) income from discontinued operations, net of income taxes	—	0.01	(0.01)	—
Net income (loss) per share	$0.27	$(0.27)	$(0.86)	$0.10
Weighted average shares of common stock outstanding, basic	65.6	61.1	57.9	62.9
Weighted average shares of common stock outstanding, diluted	65.7	61.1	57.9	72.5
See Notes to Consolidated Financial Statements.

Aerojet Rocketdyne Holdings, Inc.
Consolidated Statements of Comprehensive Income (Loss)

	Year Ended			One month ended
	December 31,	November 30,	November 30,	December 31,
	2016	2015	2014	2015
	(In millions)
Net income (loss)	$18.0	$(16.2)	$(50.0)	$7.0
Other comprehensive income (loss):
Amortization of net actuarial losses, net of $23.2 million, $31.3 million, $20.4 million, and $1.7 million of income taxes in fiscal 2016, 2015, 2014, and one month ended December 31, 2015, respectively	37.1	49.4	31.1	3.4
Actuarial gains (losses), net of $4.8 million, $36.9 million, $89.8 million and $4.6 million of income taxes in fiscal 2016, 2015, 2014, and one month ended December 31, 2015, respectively	7.5	(56.6)	(136.0)	(8.6)
Amortization of prior service credits, net of $0.4 million, $0.4 million, $0.4 million, and $0.0 million of income taxes in fiscal 2016, 2015, 2014, and one month ended December 31, 2015, respectively	(0.6)	(0.8)	(0.5)	(0.1)
Comprehensive income (loss)	$62.0	$(24.2)	$(155.4)	$1.7

See Notes to Consolidated Financial Statements.

Aerojet Rocketdyne Holdings, Inc.
Consolidated Balance Sheets

	As of December 31,
	2016	2015
	(In millions, except per share amounts)
ASSETS
Current Assets
Cash and cash equivalents	$410.3	$208.5
Accounts receivable	136.4	169.5
Inventories	185.1	156.2
Recoverable from the U.S. government and other third parties for environmental remediation costs	25.2	24.0
Receivable from Northrop Grumman Corporation (“Northrop”)	6.0	6.0
Other current assets, net	91.7	69.2
Total Current Assets	854.7	633.4
Noncurrent Assets
Property, plant and equipment, net	366.0	363.3
Real estate held for entitlement and leasing	91.8	86.2
Recoverable from the U.S. government and other third parties for environmental remediation costs	239.8	207.2
Receivable from Northrop	62.0	63.2
Deferred income taxes	292.5	324.8
Goodwill	158.1	158.1
Intangible assets	94.4	107.7
Other noncurrent assets, net	90.2	81.6
Total Noncurrent Assets	1,394.8	1,392.1
Total Assets	$2,249.5	$2,025.5
LIABILITIES, REDEEMABLE COMMON STOCK, AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Short-term borrowings and current portion of long-term debt	$55.6	$5.3
Accounts payable	96.2	64.2
Reserves for environmental remediation costs	37.1	32.6
Postretirement medical and life insurance benefits	5.2	6.0
Advance payments on contracts	221.8	230.9
Other current liabilities	167.8	203.1
Total Current Liabilities	583.7	542.1
Noncurrent Liabilities
Long-term debt	608.0	633.7
Reserves for environmental remediation costs	312.6	269.7
Pension benefits	548.2	580.6
Postretirement medical and life insurance benefits	37.4	44.8
Other noncurrent liabilities	124.0	95.2
Total Noncurrent Liabilities	1,630.2	1,624.0
Total Liabilities	2,213.9	2,166.1
Commitments and contingencies (Note 7)
Redeemable common stock, par value of $0.10; 0.1 million shares issued and outstanding as of December 31, 2016 and 2015	1.1	1.6
Stockholders’ Equity (Deficit)
Preference stock, par value of $1.00; 15.0 million shares authorized; none issued or outstanding	—	—
Common stock, par value of $0.10; 150.0 million shares authorized; 69.2 million shares issued and outstanding as of December 31, 2016; 62.9 million shares issued and outstanding as of December 31, 2015	6.9	6.5
Other capital	456.9	342.6
Treasury stock at cost, 3.5 million shares as of December 31, 2016 and 2015	(64.5)	(64.5)
Accumulated deficit	(61.8)	(79.8)
Accumulated other comprehensive loss, net of income taxes	(303.0)	(347.0)
Total Stockholders’ Equity (Deficit)	34.5	(142.2)
Total Liabilities, Redeemable Common Stock and Stockholders’ Equity (Deficit)	$2,249.5	$2,025.5
See Notes to Consolidated Financial Statements.

Aerojet Rocketdyne Holdings, Inc.
Consolidated Statements of Stockholders’ Equity (Deficit)

	Common Stock					Accumulated Other Comprehensive Loss	Total Stockholders' Equity (Deficit)
	Shares	Amount	Other Capital	Treasury Stock	Accumulated Deficit
	(In millions)
November 30, 2013	59.9	$5.9	$280.3	$—	$(20.6)	$(228.3)	$37.3
Net loss	—	—	—	—	(50.0)	—	(50.0)
Amortization of net actuarial losses, net of income taxes	—	—	—	—	—	31.1	31.1
Actuarial losses arising during the period, net of income taxes	—	—	—	—	—	(136.0)	(136.0)
Amortization of prior service credits, net of income taxes	—	—	—	—	—	(0.5)	(0.5)
Reclassification of redeemable common stock	0.1	—	(1.4)	—	—	—	(1.4)
Tax benefit from shares issued under equity plans	—	—	1.3	—	—	—	1.3
Purchase of treasury stock	(3.5)	—	—	(64.5)	—	—	(64.5)
Stock-based compensation and shares issued under equity plans, net	0.4	—	7.2	—	—	—	7.2
November 30, 2014	56.9	5.9	287.4	(64.5)	(70.6)	(333.7)	(175.5)
Net loss	—	—	—	—	(16.2)	—	(16.2)
Amortization of net actuarial losses, net of income taxes	—	—	—	—	—	49.4	49.4
Actuarial losses and prior service costs arising during the period, net of income taxes	—	—	—	—	—	(56.6)	(56.6)
Amortization of prior service credits, net of income taxes	—	—	—	—	—	(0.8)	(0.8)
Reclassification of redeemable common stock	(0.1)	—	0.7	—	—	—	0.7
Tax benefit from shares issued under equity plans	—	—	2.5	—	—	—	2.5
Conversion of debt to common stock	5.5	0.5	48.5	—	—	—	49.0
Repurchase of shares to satisfy tax withholding obligations	(0.3)	—	(6.7)	—	—	—	(6.7)
Stock-based compensation and shares issued under equity plans, net	0.9	0.1	7.7	—	—	—	7.8
November 30, 2015	62.9	6.5	340.1	(64.5)	(86.8)	(341.7)	(146.4)
Net income	—	—	—	—	7.0	—	7.0
Actuarial losses, net of income taxes	—	—	—	—	—	(8.6)	(8.6)
Amortization of actuarial losses and prior service credits, net of income taxes	—	—	—	—	—	3.3	3.3
Reclassification from redeemable common stock	—	—	(0.7)	—	—	—	(0.7)
Tax benefit from shares issued under equity plans	—	—	2.4	—	—	—	2.4
Repurchase of shares to satisfy tax withholding obligations	—	—	(0.2)	—	—	—	(0.2)
Stock-based compensation and other, net	—	—	1.0	—	—	—	1.0
December 31, 2015	62.9	6.5	342.6	(64.5)	(79.8)	(347.0)	(142.2)
Net income	—	—	—	—	18.0	—	18.0
Amortization of net actuarial losses, net of income taxes	—	—	—	—	—	37.1	37.1
Actuarial gains arising during the period, net of income taxes	—	—	—	—	—	7.5	7.5
Amortization of prior service credits, net of income taxes	—	—	—	—	—	(0.6)	(0.6)
Reclassification of redeemable common stock	—	—	0.5	—	—	—	0.5
Tax benefit from shares issued under equity plans	—	—	0.3	—	—	—	0.3
Equity component of convertible debt	—	—	54.5	—	—	—	54.5
Conversion of debt to common stock	5.4	0.4	48.6	—	—	—	49.0
Repurchase of shares for option cost and to satisfy tax withholding obligations	(0.3)	—	(3.9)	—	—	—	(3.9)
Stock-based compensation and shares issued under equity plans, net	1.2	—	14.3	—	—	—	14.3
December 31, 2016	69.2	$6.9	$456.9	$(64.5)	$(61.8)	$(303.0)	$34.5
See Notes to Consolidated Financial Statements.

Aerojet Rocketdyne Holdings, Inc.
Consolidated Statements of Cash Flows

	Year Ended			One month ended
	December 31,	November 30,	November 30,	December 31,
	2016	2015	2014	2015
	(In millions)
Operating Activities
Net income (loss)	$18.0	$(16.2)	$(50.0)	$7.0
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Loss (income) from discontinued operations, net of income taxes	0.1	(0.9)	0.7	—
Depreciation and amortization	64.9	65.1	63.7	5.1
Amortization of debt discount and financing costs	2.3	2.7	3.6	0.2
Stock-based compensation	12.9	8.6	5.7	(0.4)
Retirement benefits, net	31.8	62.7	31.2	5.4
Loss on debt repurchased	34.4	1.9	60.6	—
Loss on bank amendment	0.1	—	0.2	—
Loss on disposal of long-lived assets	0.5	0.7	2.8	—
Gain on sale of technology	—	(1.0)	(6.8)	—
Tax benefit on stock-based awards	(0.3)	(2.5)	(1.3)	(2.4)
Changes in assets and liabilities, net of effects from acquisition:
Accounts receivable	33.1	(1.0)	28.9	2.0
Inventories	(28.9)	(19.5)	(32.0)	1.3
Other current assets, net	(22.6)	(25.7)	(7.1)	(4.8)
Real estate held for entitlement and leasing	(6.0)	(7.8)	(15.0)	(0.1)
Receivable from Northrop	1.2	6.1	(2.8)	(0.5)
Recoverable from the U.S. government and other third parties for environmental remediation costs	(33.8)	(127.8)	8.5	3.2
Other noncurrent assets	(7.8)	11.9	(24.1)	0.5
Accounts payable	27.0	(5.1)	(18.2)	(41.0)
Advance payments on contracts	(9.1)	6.3	96.9	27.2
Other current liabilities	(37.5)	(17.8)	19.8	5.6
Deferred income taxes	4.8	(27.6)	(7.1)	(7.1)
Reserves for environmental remediation costs	47.4	140.1	(5.3)	(3.8)
Other noncurrent liabilities and other	25.9	12.0	(0.2)	0.3
Net cash provided by (used in) continuing operations	158.4	65.2	152.7	(2.3)
Net cash used in discontinued operations	—	(0.1)	(2.1)	—
Net Cash Provided by (Used in) Operating Activities	158.4	65.1	150.6	(2.3)
Investing Activities
Purchase of Rocketdyne Business	—	—	0.2	—
Proceeds from sale of technology	0.5	1.0	7.5	—
Capital expenditures	(47.6)	(36.8)	(43.4)	(1.2)
Net Cash Used in Investing Activities	(47.1)	(35.8)	(35.7)	(1.2)
Financing Activities
Proceeds from issuance of debt	800.0	—	189.0	—
Debt issuance costs including equity component of convertible debt	(9.5)	—	(4.2)	—
Debt repayments/repurchases	(700.6)	(81.2)	(166.3)	(1.3)
Proceeds from shares issued under equity plans, net	4.2	1.3	0.2	—
Repurchase of shares for option cost and to satisfy tax withholding obligations	(3.9)	(6.7)	(2.1)	(0.2)
Purchase of treasury stock	—	—	(64.5)	—
Tax benefit on stock-based awards	0.3	2.5	1.3	2.4
Net Cash Provided by (Used in) Financing Activities	90.5	(84.1)	(46.6)	0.9
Net Increase (Decrease) in Cash and Cash Equivalents	201.8	(54.8)	68.3	(2.6)
Cash and Cash Equivalents at Beginning of Period	208.5	265.9	197.6	211.1
Cash and Cash Equivalents at End of Period	$410.3	$211.1	$265.9	$208.5
Supplemental disclosures of cash flow information
Cash paid for interest	$39.0	$49.3	$46.9	$2.7
Cash paid for income taxes, net	31.1	27.9	4.9	—
Conversion of debt to common stock	49.0	49.0	—	—
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
The Company is a manufacturer of aerospace and defense products and systems with a real estate segment. The Company’s operations are organized into two segments:
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
Real Estate — includes the activities of the Company’s wholly-owned subsidiary Easton Development Company, LLC (“Easton”) related to the re-zoning, entitlement, sale, and leasing of the Company’s excess real estate assets. The Company is currently in the process of seeking zoning changes and other governmental approvals on its excess real estate assets to optimize its value.
In January 2016, the Company's board of directors approved a change in the Company's fiscal year-end from November 30 of each year to December 31 of each year. The fiscal year of the Company's subsidiary, Aerojet Rocketdyne, ends on the last Saturday in December. As a result of the change, the Company had a one month transition period in December 2015. The audited results for the one month ended December 31, 2015 and the unaudited results for the one month ended December 31, 2014 are included in these financial statements (see Note 12). Further, as a result of the 2016 calendar, Aerojet Rocketdyne had 53 weeks of operations in the twelve months ended December 31, 2016 compared to 52 weeks of operations in the twelve months ended November 30, 2015 and 2014. The additional week of operations, which occurred in the fourth quarter of fiscal 2016, accounted for $32.2 million in additional net sales.
In August 2004, the Company completed the sale of its GDX Automotive business. In November 2005, the Company completed the sale of the Fine Chemicals business. The remaining related subsidiaries after the sale of GDX Automotive and the Fine Chemicals business are classified as discontinued operations.
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

		Fair value measurement at December 31, 2016
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In millions)
Money market funds	$328.5	$328.5	$—	$—
		Fair value measurement at December 31, 2015
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In millions)
Money market funds	$141.8	$141.8	$—	$—
As of December 31, 2016, a summary of cash and cash equivalents and the grantor trust by investment type was as follows:

	Total	Cash and Cash Equivalents	Money Market Funds
	(In millions)
Cash and cash equivalents	$410.3	$89.8	$320.5
Grantor trust (included as a component of other current and noncurrent assets)	8.0	—	8.0
	$418.3	$89.8	$328.5
The carrying amounts of certain of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, accrued compensation, and other accrued liabilities, approximate fair value because of their short maturities.
The following table summarizes the estimated fair value and principal amount for outstanding debt obligations:

	Fair Value		Principal Amount
	December 31, 2016	December 31, 2015	December 31, 2016	December 31, 2015
	(In millions)
Term loan	$390.0	$92.5	$390.0	$92.5
7.125% Second-Priority Senior Secured Notes (“7 1/8% Notes”)	—	479.6	—	460.0
2.25% Convertible Senior Notes ("2 1/4% Notes")	294.9	—	300.0	—
4 1/16% Convertible Subordinated Debentures (“4 1/16% Debentures”) (1)	70.8	149.5	35.6	84.6
Delayed draw term loan	—	13.0	—	13.0
Other debt	—	0.6	—	0.5
	$755.7	$735.2	$725.6	$650.6
_______

(1)
In December 2016, the Company notified holders of its 4 1/16% Debentures that the Company would redeem, on February 3, 2017, all of their 4 1/16% Debentures at a purchase price equal to 100% of the principal amount of the 4 1/16% Debentures to be redeemed, plus any accrued and unpaid interest. In January 2017, $35.6 million of the 4 1/16% Debentures (the entire amount outstanding as of December 31, 2016) were converted to 3.9 million shares of common stock.

The fair values of the 7 1/8% Notes, 2 1/4% Notes, and 4 1/16% Debentures were determined using broker quotes that are based on open markets for the Company’s debt securities (Level 2 securities). The term loans bore interest at variable rates, which adjusted based on market conditions, and their carrying values approximated fair value.
d.  Accounts Receivable
Accounts receivable associated with long-term contracts consist of billed and unbilled amounts. Billed amounts include invoices presented to customers that have not been paid. Unbilled amounts relate to sales that have been recorded and billings that have not been presented to customers. Amounts for overhead disallowances or billing decrements are reflected in unbilled receivables and primarily represent estimates of potential overhead costs which may not be successfully negotiated and collected.
Other receivables represent amounts billed where sales were not derived from long-term contracts.
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
i.  Goodwill
Goodwill represents the excess of the purchase price of an acquired enterprise or assets over the fair values of the identifiable assets acquired and liabilities assumed. Tests for impairment of goodwill are performed on an annual basis, or at any other time if events occur or circumstances indicate that the carrying amount of goodwill may not be recoverable. All of the Company’s recorded goodwill resides in the Aerospace and Defense reporting unit. The Company evaluated goodwill using a “Step Zero" analysis as of October 1, 2016, September 1, 2016, and September 1, 2015, and determined that goodwill was not impaired.
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
During the year ended December 31, 2016, and in connection with the Company's change in fiscal year end, as described in Note 1(a), from November 30 to December 31, the Company changed its annual test of goodwill impairment from September 1 of each year to October 1 of each year. With respect to its annual goodwill testing date, management believes that this voluntary change in accounting method is preferable as it aligns the annual impairment testing date with the Company's long-range planning cycle, the timing of which has changed consistent with the change in the Company's fiscal year end and which is a significant element in the testing process. In connection with this change, the Company first performed an impairment test as of September 1, 2016 and then performed an additional test as of October 1, 2016. This change in annual testing date does not delay, accelerate or avoid an impairment charge.
j.  Intangible Assets
Identifiable intangible assets, such as patents, trademarks, and licenses are recorded at cost or when acquired as part of a business combination at estimated fair value. Identifiable intangible assets are amortized based on when they provide the Company economic benefit, or using the straight-line method, over their estimated useful life. Amortization periods for identifiable intangible assets range from 7 years to 30 years.
k.  Environmental Remediation
The Company expenses, on a current basis, recurring costs associated with managing hazardous substances and contamination in ongoing operations. The Company accrues for costs associated with the remediation of environmental contamination when it becomes probable that a liability has been incurred, and the amount can be reasonably estimated. In most cases only a range of reasonably possible costs can be estimated. In establishing the Company’s reserves, the most probable estimated amount is used when determinable, and the minimum amount is used when no single amount in the range is more probable. The Company’s environmental reserves include the costs of completing remedial investigation and feasibility studies, remedial and corrective actions, regulatory oversight costs, the cost of operation and maintenance of the remedial action plan, and employee compensation costs for employees who are expected to devote a significant amount of time to remediation efforts. Calculation of environmental reserves is based on the evaluation of currently available information with respect to each individual environmental site and considers factors such as existing technology, presently enacted laws and regulations, and prior experience in remediation of contaminated sites. Such estimates are based on the expected costs of investigation and remediation and the likelihood that other potentially responsible parties will be able to fulfill their commitments at sites where the Company may be jointly or severally liable. At the time a liability is recorded for future environmental costs, the Company records an asset for estimated future recoveries that are estimable and probable. Some of the Company’s environmental costs are eligible for future recovery in the pricing of its products and services to the U.S. government and under existing third party agreements. The Company considers the recovery probable based on the Global Settlement, Northrop Agreement, U.S. government contracting regulations, and its long history of receiving reimbursement for such costs (see Notes 7(c) and (d)).
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
The changes in the carrying amount of CAROs since November 30, 2013 were as follows (in millions):

Balance as of November 30, 2013	$22.9
Additions and other, net	(0.2)
Accretion	1.7
Balance as of November 30, 2014	24.4
Additions and other, net	3.0
Accretion	1.9
Balance as of November 30, 2015	29.3
Accretion	0.2
Balance as of December 31, 2015	29.5
Additions and other, net	(0.9)
Accretion	2.0
Balance as of December 31, 2016	$30.6
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
Under the percentage of completion method, the Company recognizes sales based upon the Company's progress against the contracted performance objectives. Progress is generally measured as costs are incurred (cost-to-cost method) or as units are delivered to customers (units-of-delivery) depending on the contractual terms and scope of work of the each contract. The Company uses the cost-to-cost measure, where the scope of work on contracts principally relates to research and/or development efforts, or the contract is predominantly a development effort with few deliverable units. Under cost-to-cost, the Company recognizes sales as costs are incurred. The Company uses the units-of-delivery measure to recognize sales when contracts require unit deliveries on a frequent and routine basis. Under units-of-delivery, the Company recognizes sales at the contractually agreed upon unit price as units are sold.
For fixed-priced contracts, variance in actual costs from the cost estimates used in determining the fixed price impact the overall profit from the contract. The Company recognizes these variances during the contact performance period. Fixed-priced and cost-reimbursable contracts may provide for variable consideration including awards, incentives, and/or penalties based upon the customer’s assessment of performance against pre-established targets or other criteria. These targets may include factors such as cost, performance, quality, and schedule. The Company recognizes variable consideration over the contract performance period based upon the Company's estimates of performance against the established criteria.
The recognition of sales and profit on long-term contracts requires the use of assumptions and estimates related to the contract value or total contract revenue, variable consideration, the total cost at completion and the measurement of progress towards completion. Due to the nature of the programs, developing these estimates requires the use of significant judgment. Factors considered include, but are not limited to, labor productivity, the nature and technical complexity of the work to be performed, availability and cost volatility of materials, subcontractor and vendor performance, warranty costs, volume assumptions, anticipated labor agreements and inflationary trends, schedule and performance delays, availability of funding from the customer, and the recoverability of costs incurred outside the original contract included in any estimates to complete. The Company continually evaluates the facts, circumstances, and assumptions supporting these estimates. Any adjustments to net sales resulting from changes in estimates are recognized in the current period for the inception-to-date effect of such changes. Changes in estimates and assumptions related to the status of certain long-term contracts may have a material effect on the Company's operating results.
The following table summarizes the impact from changes in estimates and assumptions on the statements of operations on contracts, representing 94% of the Company’s aerospace and defense segment net sales over the last three fiscal years and one month ended December 31, 2015, accounted for under the percentage-of-completion method of accounting:

	Year Ended			One month ended
	December 31,	November 30,	November 30,	December 31,
	2016	2015	2014	2015
	(In millions, except per share amounts)
Favorable effect of the changes in contract estimates on income (loss) from continuing operations before income taxes	$14.1	$41.2	$9.2	$11.7
Favorable effect of the changes in contract estimates on net income (loss)	8.5	24.7	5.5	7.0
Favorable effect of the changes in contract estimates on basic net income (loss) per share	0.13	0.40	0.10	0.11
Favorable effect of the changes in contract estimates on diluted net income (loss) per share	0.11	0.40	0.10	0.09
The fiscal 2016 favorable changes in contract estimates were primarily driven by better than expected performance on space launch systems primarily due to affordability initiatives and lower overhead costs partially offset by cost growth and manufacturing inefficiencies on electric propulsion contracts. The one month ended December 31, 2015 favorable changes in contract estimates were primarily driven by better than expected performance on tactical and missile defense programs primarily due to affordability initiatives and lower overhead costs partially offset by cost growth and manufacturing inefficiencies on an electric propulsion contract. The fiscal 2015 favorable changes in contract estimates were primarily driven by the following (i) better than expected performance on space launch systems and missile defense programs primarily due to affordability initiatives and lower overhead costs and (ii) unexpected favorable contract performance on close-out activities on the J-2X program. The fiscal 2014 favorable changes in contract estimates were primarily driven by better than expected performance on a space launch system program due to favorable contract negotiations and affordability initiatives partially offset by unanticipated inefficiencies and cost growth on the Antares AJ-26 program.
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
r.  Research and Development ("R&D")
Company-sponsored R&D expenses (reported as a component of cost of sales) were $43.0 million in fiscal 2016, $74.4 million in fiscal 2015, $51.9 million in fiscal 2014, and $4.6 million in the one month ended December 31, 2015. Company-sponsored R&D expenses include the costs of technical activities that are useful in developing new products, services, processes, or techniques, as well as expenses for technical activities that may significantly improve existing products or processes. These expenses are generally allocated among all contracts and programs in progress under U.S. government contractual arrangements. From time to time, the Company believes it is in its best interests to self-fund and not allocate costs for certain R&D activities to the U.S. government contracts and the Company had $32.1 million of such costs in fiscal 2015 related to the AR1 engine, see discussion below.
Customer-sponsored R&D expenditures, which are funded under U.S. government contracts, totaled $513.0 million in fiscal 2016, $485.8 million in fiscal 2015, $481.2 million in fiscal 2014, and $33.7 million in the one month ended December 31, 2015. Expenditures under customer-sponsored R&D funded U.S. government contracts are accounted for as sales and cost of products sold.
AR1 Research and Development
Company-sponsored R&D expenses are generally reimbursed via allocation of such expenses among all contracts and programs in progress under U.S. government contractual arrangements. The newest large liquid booster engine development project, the AR1, recorded $39.3 million of such reimbursable costs from inception through December 31, 2016. In February 2016, the U.S. Air Force selected Aerojet Rocketdyne and United Launch Alliance ("ULA") to share in a public-private partnership to develop jointly the AR1 engine. The total agreement is valued at $804.0 million with the U.S. Air Force investing two-thirds of the funding required to complete development of the AR1 engine by 2019. The work is expected to be completed no later than December 31, 2019. The U.S. Air Force has obligated $115.3 million with Aerojet Rocketdyne contributing $52.7 million and ULA contributing $5.0 million. The total potential U.S. government investment, including all options, is $536.0 million. The total potential investment by Aerojet Rocketdyne and its partners, including all options, is $268.0 million. Under the terms of the AR1 agreement, the U.S. Air Force contributions are recognized proportionately as an offset to R&D expenses. In the event the Company records a receivable for a milestone prior to expending the prospective proportional share to be contributed by the Company, the amount is recorded as an accrued liability until earned. Through December 31, 2016, the Company has recorded receivables in the aggregate from the U.S. Air Force and ULA of $97.9 million (of which $87.5 million has been collected) related to AR1 engine development which was recorded as a reduction of the AR1 R&D costs. The AR1 inception to date project costs were as follows (in millions):

AR1 R&D costs incurred	$169.3
Less amounts funded by the U.S. Air Force	(92.9)
Less amounts funded by ULA	(5.0)
AR1 R&D costs net of reimbursements	71.4
AR1 R&D costs expensed and not applied to contracts	(32.1)
Net AR1 R&D costs applied to contracts	$39.3
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
u.  Foreign Currency Transactions
Foreign currency transaction losses and (gains) were $0.1 million in fiscal 2016, $0.1 million in fiscal 2015, $(0.3) million in fiscal 2014, and $0.1 million in the one month ended December 31, 2015, and are reported as a component of discontinued operations. The Company’s foreign currency transactions were primarily associated with the Company’s former GDX business which is classified as discontinued operations in these consolidated financial statements and notes to consolidated financial statements.
v.   Concentrations
Dependence upon U.S. government programs and contracts
Sales to the U.S. government and its agencies, including sales to the Company’s significant customers discussed below, were as follows:

Percentage of Net Sales
Fiscal 2016	91%
Fiscal 2015	90%
Fiscal 2014	92%
One month ended December 31, 2015	85%
The Standard Missile program, which is included in the U.S. government sales and is comprised of multiple contracts, represented 12%, 14%, 12%, and 12% of net sales for fiscal 2016, fiscal 2015, fiscal 2014, and the one month ended December 31, 2015, respectively. The Terminal High Altitude Area Defense program, which is included in the U.S. government sales and is comprised of multiple contracts, represented 13%, 13%, 12%, and 13% of net sales for fiscal 2016, fiscal 2015, fiscal 2014, and the one month ended December 31, 2015, respectively. The demand for certain of the Company’s services and products is directly related to the level of funding of U.S. government programs.
Major customers
Customers that represented more than 10% of net sales for the periods presented were as follows:

	Year Ended			One month ended
	December 31,	November 30,	November 30,	December 31,
	2016	2015	2014	2015
Lockheed Martin Corporation ("Lockheed Martin")	27%	29%	28%	24%
ULA	21	19	25	28
Raytheon Company ("Raytheon")	20	20	17	19
NASA	13	11	11	10
The Company's sales to each of the major customers listed above involve several product lines and programs.
Credit Risk
Aside from investments held in the Company’s retirement benefit plans, financial instruments that could potentially subject the Company to concentration of credit risk consist primarily of cash, cash equivalents, and trade receivables. The Company’s cash and cash equivalents are held and managed by recognized financial institutions and are subject to the Company’s investment policy. The investment policy outlines minimum acceptable credit ratings for each type of investment and limits the amount of credit exposure to any one security issue. The Company does not believe significant concentration of credit risk exists with respect to these investments.
Customers that represented more than 10% of accounts receivable for the periods presented were as follows:

	As of December 31,
	2016	2015

ULA	20%	14%
Lockheed Martin	17	16
Raytheon	17	19
NASA	14	*
The Boeing Company ("Boeing")	13	24
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
Workforce
As of December 31, 2016, 15% of the Company’s employees were covered by collective bargaining agreements.

w.  Related Parties
The executive chairman of the Company’s board of directors is executive chairman of Steel Partners Holdings L.P. (“Steel Holdings”). Steel Holdings owned 100% of SP Corporate Services LLC ("SP Corporate"), which has merged with and into SPH Services, Inc. ("SPH Services"). Steel Holdings owns 100% of SPH Services. The Company received services of

$0.9 million, $1.1 million, and zero in fiscal 2016, fiscal 2015, and the one month ended December 31, 2015, respectively, from SPH Services (formerly SP Corporate) primarily for executive search services and the use of an aircraft for business travel. As of December 31, 2016 and 2015, the Company had a payable due to SPH Services of $0.2 million and $0.7 million, respectively.
GAMCO Investors, Inc. (“GAMCO”) owned 12% and 14% of the Company's common stock at December 31, 2016 and 2015, respectively.  The Company received services of $1.1 million, $1.1 million, $1.2 million, and $0.1 million in fiscal 2016, fiscal 2015, fiscal 2014, and the one month ended December 31, 2015, respectively, from GAMCO for investment management fees of the Company’s defined benefit pension plan assets.
BlackRock, Inc. (“BlackRock”) owned 10% and 9% of the Company's common stock at December 31, 2016 and 2015, respectively. The Company invests in money market funds managed by BlackRock.
x.  Accounting Pronouncements
Recently Adopted Accounting Pronouncements
In April 2015, the Financial Accounting Standards Board (“FASB”) issued an amendment to the accounting guidance related to the presentation of debt issuance costs. The amendment requires that debt issuance costs related to a debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts or premiums. The Company adopted this guidance as of December 31, 2015 (see Note 5). As the accounting standard only impacted presentation, the new standard did not have an impact on the Company’s financial position, results of operations, or cash flows.
In November 2015, the FASB issued guidance that requires deferred tax liabilities and assets to be classified as noncurrent in the consolidated balance sheet. The standard will be effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted for financial statements that have not been previously issued. The Company adopted this guidance retrospectively to all periods presented as of December 31, 2016 which resulted in $36.5 million of current deferred income taxes as of December 31, 2015 being reclassified as noncurrent. As the accounting standard only impacted presentation, the new standard did not have an impact on the Company's financial position, results of operations, or cash flows.
In August 2014, the FASB issued an amendment to the accounting guidance related to the evaluation of an entity's ability to continue as a going concern. The amendment establishes management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern in connection with preparing financial statements for each annual and interim reporting period. The update also gives guidance to determine whether to disclose information about relevant conditions and events when there is substantial doubt about an entity’s ability to continue as a going concern. The Company adopted this guidance as of December 31, 2016 and no additional information was required to be presented as result of the adoption. As the accounting standard only impacted presentation, the new standard did not have an impact on the Company's financial position, results of operations, or cash flows.
Recently Issued Accounting Pronouncements
In May 2014, the FASB amended the existing accounting standards for revenue recognition. The amendments are based on the principle that revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The effective date is for annual reporting periods beginning after December 15, 2017. Earlier application of this guidance is permitted but not before December 15, 2016. The amendments may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of initial application. The Company plans to adopt the guidance during the first quarter of 2018, retrospectively with the cumulative effect recognized during that quarter. The Company has developed a comprehensive implementation plan across all segments that includes evaluating the impact of the new guidance on existing contracts, and updating impacted accounting policies, processes, controls and systems. The Company expects the primary impact of the new guidance will be a change in the timing of when revenue is recognized on certain fixed price and cost reimbursable type contracts. The new guidance prescribes that an entity recognizes revenue when (or as) it satisfies a performance obligation by transferring a promised good or service to a customer. A good or service is transferred when (or as) the customer obtains control of that asset. Under this new guidance, the Company expects to discontinue the use of the unit-of-delivery method on certain customer contracts and remeasure performance obligations using the cost-to-cost method. The Company expects the adoption of this new standard will have a material impact on net sales recognized in any given fiscal year and will also result in the reclassification of contract related assets on the consolidated balance sheet. The Company does not expect the new guidance to change the total revenue or operating income on the related customer contracts, only the timing of when those revenues are recognized.
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
In January 2017, the FASB issued an amendment to the accounting guidance related to goodwill impairment. The update eliminates Step 2 from the goodwill impairment test for public business entities. The standard should be applied on a prospective basis and is effective for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019, with early adoption permitted. The Company is evaluating the impact of adopting this new accounting guidance on its consolidated financial statements.

Note 2. Income (Loss) Per Share of Common Stock
A reconciliation of the numerator and denominator used to calculate basic and diluted income (loss) per share of common stock ("EPS"):

	Year Ended			One month ended
	December 31,	November 30,	November 30,	December 31,
	2016	2015	2014	2015
	(In millions, except per share amounts)
Numerator:
Income (loss) from continuing operations	$18.1	$(17.1)	$(49.3)	$7.0
(Loss) income from discontinued operations, net of income taxes	(0.1)	0.9	(0.7)	—
Net income (loss)	18.0	(16.2)	(50.0)	7.0
Income allocated to participating securities	(0.4)	—	—	(0.2)
Net income (loss) for basic earnings per share	17.6	(16.2)	(50.0)	6.8
Interest on 4 1/16% Debentures	—	—	—	0.3
Net income (loss) for diluted earnings per share	$17.6	$(16.2)	$(50.0)	$7.1
Denominator:
Basic weighted average shares	65.6	61.1	57.9	62.9
Effect of:
4 1/16% Debentures	—	—	—	9.4
Employee stock options and stock purchase plan	0.1	—	—	0.2
Diluted weighted average shares	65.7	61.1	57.9	72.5
Basic:
Income (loss) from continuing operations	$0.27	$(0.28)	$(0.85)	$0.11
(Loss) income from discontinued operations, net of income taxes	—	0.01	(0.01)	—
Net income (loss) per share	$0.27	$(0.27)	$(0.86)	$0.11
Diluted:
Income (loss) from continuing operations	$0.27	$(0.28)	$(0.85)	$0.10
(Loss) income from discontinued operations, net of income taxes	—	0.01	(0.01)	—
Net income (loss) per share	$0.27	$(0.27)	$(0.86)	$0.10
The following table sets forth the potentially dilutive securities excluded from the computation because their effect would have been anti-dilutive:

	Year Ended			One month ended
	December 31,	November 30,	November 30,	December 31,
	2016	2015	2014	2015
	(In millions)
4 1/16% Debentures	7.1	11.0	17.9	—
Employee stock options and stock purchase plan	—	0.2	0.2	—
Unvested restricted shares	—	1.6	1.7	—
Total potentially dilutive securities	7.1	12.8	19.8	—
The Company's 2 1/4% Notes were not included in the computation of diluted EPS because the market price of the common stock did not exceed the conversion price and the Company only expects the conversion premium for the 2 1/4% Notes to be settled in common shares.

Note 3. Balance Sheet Accounts and Supplemental Disclosures
a.  Accounts Receivable

	As of December 31,
	2016	2015
	(In millions)
Billed	$55.7	$114.1
Unbilled	124.1	91.6
Reserve for overhead rate disallowance	(44.5)	(36.8)
Total receivables under long-term contracts	135.3	168.9
Other receivables	1.1	0.6
Accounts receivable	$136.4	$169.5
The net unbilled receivable amounts as of December 31, 2016 expected to be collected after one year are $31.1 million.
b.  Inventories

	As of December 31,
	2016	2015
	(In millions)
Long-term contracts at average cost	$551.9	$543.5
Progress payments	(368.2)	(388.5)
Total long-term contract inventories	183.7	155.0
Total other inventories	1.4	1.2
Inventories	$185.1	$156.2
Long-term contract inventories included an allocation of general and administrative costs incurred throughout fiscal 2016 and the one month ended December 31, 2015 amounted to $257.4 million and $18.3 million, respectively, and the cumulative amount of general and administrative costs in long-term contract inventories is estimated to be $21.1 million and $17.1 million at December 31, 2016 and 2015, respectively.
c.  Other Current Assets, net

	As of December 31,
	2016	2015
	(In millions)
Recoverable from the U.S. government for Rocketdyne Business integration costs (see Note 3(f))	$11.9	$11.9
Prepaid expenses	16.5	11.9
Receivables, net	17.8	10.6
Indemnification receivable from UTC, net	5.5	15.7
Recoverable from the U.S. government for competitive improvement program obligations (see Note 10)	7.6	9.1
Income tax receivable	26.8	1.6
Other	5.6	8.4
Other current assets, net	$91.7	$69.2

d.  Property, Plant and Equipment, net

	As of December 31,
	2016	2015
	(In millions)
Land	$71.4	$71.4
Buildings and improvements	304.2	290.1
Machinery and equipment	540.8	510.6
Construction-in-progress	30.4	32.5
	946.8	904.6
Less: accumulated depreciation	(580.8)	(541.3)
Property, plant and equipment, net	$366.0	$363.3
Depreciation expense for fiscal 2016, 2015, 2014, and one month ended December 31, 2015 was $49.6 million, $49.8 million, $48.5 million, and $3.8 million respectively. The Company had $5.0 million of property, plant and equipment additions included in accounts payable as of December 31, 2016.
e.  Intangible Assets

	As of December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In millions)
Customer related	$83.8	$37.4	$46.4
Intellectual property\trade secrets	34.2	9.2	25.0
Non-compete agreements	0.5	0.5	—
Trade name	20.5	2.4	18.1
Acquired technology	18.3	13.4	4.9
Intangible assets	$157.3	$62.9	$94.4

	As of December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In millions)
Customer related	$83.8	$28.3	$55.5
Intellectual property\trade secrets	34.2	6.6	27.6
Non-compete agreements	0.5	0.4	0.1
Trade name	20.5	1.7	18.8
Acquired technology	18.3	12.6	5.7
Intangible assets	$157.3	$49.6	$107.7
Amortization expense related to intangible assets was $13.3 million, $13.4 million, $13.5 million, and $1.1 million in fiscal 2016, fiscal 2015, fiscal 2014, and one month ended December 31, 2015, respectively.
Future amortization expense for the five succeeding years was estimated to be as follows:

Year Ending December 31,	Future Amortization Expense
(In millions)
2017	$13.1
2018	13.1
2019	13.0
2020	12.8
2021	9.3
$61.3

f.  Other Noncurrent Assets, net

	As of December 31,
	2016	2015
	(In millions)
Recoverable from the U.S. government for Rocketdyne Business integration costs	$10.9	$21.2
Deferred financing costs	3.4	2.1
Recoverable from the U.S. government for conditional asset retirement obligations	20.3	17.8
Grantor trust	16.6	10.3
Note receivable, net	9.0	9.0
Recoverable from the U.S. government for competitive improvement program obligations (see Note 10)	1.3	3.2
Recoverable from the U.S. government for restructuring costs	12.8	3.3
Income tax receivable	10.8	7.9
Other	5.1	6.8
Other noncurrent assets, net	$90.2	$81.6
The current and noncurrent Rocketdyne Business integration costs capitalized as of December 31, 2016 and 2015 totaled $22.8 million and $33.1 million, respectively. These integration costs became subject to reimbursement by the U.S. government in the third quarter of fiscal 2016 due to the following: (i) completion of the U.S. government's audit and approval that the Company's planned integration savings will exceed its restructuring costs by a factor of at least two to one; (ii) determination from the Under Secretary of Defense that the audited restructuring savings exceed the costs by a factor of two to one; and (iii) execution on August 16, 2016 of an advance agreement with the Defense Contract Management Agency.
The Company amortizes deferred financing costs over the estimated life of the related debt (a portion of which is classified as a contra liability). Amortization of deferred financing costs was $2.0 million, $2.7 million, $3.6 million and $0.2 million in fiscal 2016, fiscal 2015, fiscal 2014 and the one month ended December 31, 2015, respectively.
g.  Assets Held for Sale
As of February 28, 2015, the Company classified approximately 550 acres, known as Hillsborough and representing a portion of the 5,563 acre Easton plan, as assets held for sale as a result of its plans to sell the Hillsborough land. The Hillsborough land was reported as real estate held for entitlement and leasing as of November 30, 2014. For operating segment reporting, the Hillsborough land has been reported as a part of the Real Estate segment.
During the second quarter of fiscal 2015, the Company finalized the sale of the Hillsborough land for a total purchase price of $57.0 million which was comprised of $46.7 million cash and $10.3 million of promissory notes. The total acreage covered by the Hillsborough land transaction was approximately 700 acres, of which approximately 550 acres was recognized as a sale in the second quarter of fiscal 2015. At the initial closing, the buyer paid $40.0 million cash and executed a $9.0 million promissory note secured by a first lien Deed of Trust on a portion of the sale property which resulted in a pre-tax gain of $30.6 million in the second quarter of fiscal 2015. In addition, approximately 150 acres of this land, including a 50-acre portion known as “Area 40,” was held back from the initial closing. Upon receipt of regulatory approvals, a closing will take place for the sale of the developable portions of such holdback acreage for a purchase price of $6.7 million in cash. A summary of the impact of the land sale on the consolidated statement of operations for fiscal 2015 was as follows (in millions):

Net sales from land sale	$42.0
Cost of sales from land sale	11.4
Income from continuing operations before income taxes from land sale	30.6
Income tax provision related to land sale	12.7
Net income from land sale	$17.9
In fiscal 2014, the Company classified its energy business (the "Energy Business") as assets held for sale as a result of its plans to sell the business. The Company divested the Energy Business in July 2015 for an insignificant amount of proceeds. The Company incurred approximately $1.8 million of expenses to divest its Energy Business. The assets and liabilities of the Energy Business for all periods presented were insignificant. The plan was a result of management’s decision to focus its capital and resources on its Aerospace and Defense and Real Estate operating segments.  The net sales associated with the Energy Business totaled $0.6 million in fiscal 2015 and 2014. For operating segment reporting, the Energy Business has been reported as a part of the Aerospace and Defense segment.

In fiscal 2014, the Company entered into an asset purchase agreement associated with the sale of certain intellectual property related to a solar power contract.  The related contract was terminated in connection with the sale. The proceeds from the sale were $7.5 million resulting in a gain of $6.8 million which is included in "Other, net" in the consolidated statement of operations.
h.  Other Current Liabilities

	As of December 31,
	2016	2015
	(In millions)
Accrued compensation and employee benefits	$105.7	$90.4
Income taxes	2.1	20.3
Competitive improvement program obligations (see Note 10)	7.6	9.4
Payable to UTC for Transition Service Agreements	1.3	1.9
Interest payable	4.1	12.9
Contract loss provisions	6.8	9.1
Other	40.2	59.1
Other current liabilities	$167.8	$203.1
i.  Other Noncurrent Liabilities

	As of December 31,
	2016	2015
	(In millions)
Conditional asset retirement obligations	$30.6	$29.5
Pension benefits, non-qualified	17.5	17.6
Deferred compensation	19.8	11.5
Deferred revenue	13.3	13.8
Competitive improvement program obligations (see Note 10)	1.3	3.2
Uncertain income tax positions	28.4	7.0
Other	13.1	12.6
Other noncurrent liabilities	$124.0	$95.2
j.  Accumulated Other Comprehensive Loss, Net of Income Taxes
Changes in accumulated other comprehensive loss by components, net of income taxes:

	Actuarial Losses, Net	Prior Service Credits, Net	Total
	(In millions)
November 30, 2014	$(337.0)	$3.3	$(333.7)
Actuarial losses arising during the period, net of income taxes	(55.0)	(1.6)	(56.6)
Amortization of actuarial losses and prior service credits, net of income taxes	49.4	(0.8)	48.6
November 30, 2015	(342.6)	0.9	(341.7)
Actuarial losses arising during the period, net of income taxes	(8.6)	—	(8.6)
Amortization of actuarial losses and prior service credits, net of income taxes	3.4	(0.1)	3.3
December 31, 2015	(347.8)	0.8	(347.0)
Actuarial gains arising during the period, net of income taxes	7.5	—	7.5
Amortization of actuarial losses and prior service credits, net of income taxes	37.1	(0.6)	36.5
December 31, 2016	$(303.2)	$0.2	$(303.0)

The estimated amounts that will be amortized from accumulated other comprehensive loss into net periodic benefit expense in fiscal 2017:

	Pension Benefits	Medical and Life Insurance Benefits
	(In millions)
Actuarial losses (gains), net	$67.8	$(4.1)
Prior service costs (credits), net	0.1	(0.2)
	$67.9	$(4.3)
k. Redeemable Common Stock
The Company inadvertently failed to register with the SEC the issuance of certain of its common shares in its defined contribution 401(k) employee benefit plan (the “Plan”). As a result, certain Plan participants who purchased such securities pursuant to the Plan may have the right to rescind certain of their purchases for consideration equal to the purchase price paid for the securities (or if such security has been sold, to receive consideration with respect to any loss incurred on such sale) plus interest from the date of purchase. As of December 31, 2016 and 2015, the Company has classified 0.1 million shares as redeemable common stock because the redemption features are not within the control of the Company. The Company may also be subject to civil and other penalties by regulatory authorities as a result of the failure to register these shares. These shares have always been treated as outstanding for financial reporting purposes. In June 2008, the Company filed a registration statement on Form S-8 to register future transactions in the Company's stock fund in the Plan. During fiscal 2016, fiscal 2015, fiscal 2014, and the one month ended December 31, 2015, the Company recorded less than $0.1 million, ($0.1) million, and $0.9 million, and $0.4 million, respectively, for realized (gains)/losses and interest associated with this matter.
Note 4. Income Taxes
The Company files a consolidated U.S. federal income tax return with its wholly-owned subsidiaries. The components of the Company’s income tax provision from continuing operations:

	Year Ended			One month ended
	December 31,	November 30,	November 30,	December 31,
	2016	2015	2014	2015
	(In millions)
Current
U.S. federal	$3.2	$33.0	$19.0	$7.9
State and local	3.2	3.4	4.1	1.2
	6.4	36.4	23.1	9.1
Deferred
U.S. federal	2.8	(41.2)	(5.5)	(6.2)
State and local	2.0	5.1	(1.3)	(0.9)
	4.8	(36.1)	(6.8)	(7.1)
Income tax provision	$11.2	$0.3	$16.3	$2.0

A reconciliation of the U.S. federal statutory income tax rate to the Company’s effective income tax rate on earnings from continuing operations was as follows:

	Year Ended			One month ended
	December 31,	November 30,	November 30,	December 31,
	2016	2015	2014	2015
Statutory U.S. federal income tax rate - provision (benefit)	35.0%	(35.0)%	(35.0)%	35.0%
State and local income taxes, net of U.S. federal income tax effect	(2.3)	16.2	11.4	4.8
Changes in state income tax rates	13.4	19.0	(0.7)	0.1
Reserve adjustments	(1.0)	2.2	(0.8)	(0.3)
Valuation allowance adjustments	—	—	0.3	—
Rescindable common stock interest and realized losses	—	—	0.9	—
Non-deductible convertible subordinated notes interest	2.9	8.0	7.0	1.2
Non-deductible premiums on repurchase of convertible subordinated notes	—	—	64.1	—
R&D credits	(14.1)	—	4.0	(2.8)
Retroactive change in federal tax law	—	(11.6)	—	(19.4)
Benefit of manufacturing deductions	1.5	(5.8)	(4.3)	(7.0)
Lobbying costs	2.7	3.6	1.0	0.4
Deferred tax adjustment	(1.3)	—	—	7.8
Other, net	1.4	5.2	1.5	2.4
Effective income tax rate - provision	38.2%	1.8%	49.4%	22.2%
In fiscal 2016, the Company’s effective tax rate was an income tax expense of 38.2% on pre-tax income of $29.3 million. The Company’s effective tax rate differed from the 35.0% statutory federal income tax rate due largely to state income taxes and certain expenditures which are permanently not deductible for tax purposes, partially offset by the impact of R&D credits.
In fiscal 2015, the Company’s effective tax rate was an income tax expense of 1.8% on a pre-tax loss from continuing operations of $16.8 million. The Company’s effective tax rate differed from the 35.0% statutory federal income tax rate due largely to state income taxes and certain non-deductible interest expense partially offset by the retroactive reinstatement of the federal R&D credit and benefits allowed by Section 199 of the Internal Revenue Service ("IRS") code allowed to manufacturers.
In fiscal 2014, the Company’s effective tax rate was an income tax expense of 49.4% on a pre-tax loss from continuing operations of $33.0 million. The Company’s effective tax rate differed from the 35% statutory federal income tax rate due largely to the non-deductible premiums paid upon the redemption of portions of the convertible debt, state income taxes, impacts from the final R&D credit study, benefits allowed by Section 199 of the IRS code allowed to manufacturers, and certain non-deductible interest expense.
In the one month ended December 31, 2015, the Company’s effective tax rate was an income tax expense of 22.2% on pre-tax income of $9.0 million. The Company’s effective tax rate differed from the 35% statutory federal income tax rate primarily due to the re-enactment of the federal R&D credit in December 2015 for calendar year 2015 which has been treated as a discrete event for the December 2015 one-month period, as well as impacts from state income taxes, benefits allowed by Section 199 of the IRS code allowed to manufacturers, and R&D credits.
The timing of recording or releasing a valuation allowance requires significant management judgment. The amount of the valuation allowance released by the Company represents a portion of deferred tax assets that was deemed more-likely-than-not that the Company will realize the benefits based on the analysis in which the positive evidence outweighed the negative evidence.
A valuation allowance is required when it is more-likely-than-not that all or a portion of deferred tax assets may not be realized. Establishment and removal of a valuation allowance requires management to consider all positive and negative evidence and to make a judgmental decision regarding the amount of valuation allowance required as of a reporting date. The weight given to the evidence is commensurate with the extent to which it can be objectively verified. In the evaluations as of December 31, 2016 and 2015, management has considered all available evidence, both positive and negative, including but not limited to the following:
Positive evidence

•	Positive results from continuing operations before income taxes for the year ended December 31, 2016;

•	The Company’s recent history of generating taxable income which has allowed for the utilization of tax credit carryforwards;

•	Cost Accounting Standards rules that allow the Company to recover certain tax-qualified defined benefit pension plan cash contributions through its U.S. government contracts;

•	Eligibility of some of the Company’s environmental costs for future recovery in the pricing of its products and services to the U.S. government and under existing third party agreements;

•	Establishment and execution of the Competitive Improvement Program evidencing increasing growth and profitability (see Note 10);

•	Increase in the Company’s contract backlog;

•	Lower interest costs as a result of the Company's fiscal 2016 debt refinancing efforts; and

•	Favorable trends with respect to the market value of certain real estate assets.
Negative evidence

•	The three year comprehensive cumulative loss position as of December 31, 2016;

•	The Company’s exposure to environmental remediation obligations and the related uncertainty as to the ultimate exposure upon settlement;

•	The significance of the Company’s defined benefit pension obligation and related impact it could have in future years; and

•	The interest expense arising from additional indebtedness incurred in fiscal 2016.
As of December 31, 2016 and 2015, management believes that the weight of the positive evidence outweighed the negative evidence regarding the realization of the net deferred tax assets. Management will continue to evaluate the ability to realize the Company’s net deferred tax assets and the remaining valuation allowance on a quarterly basis.
The Company is routinely examined by domestic and foreign tax authorities. While it is difficult to predict the outcome or timing of a particular tax matter, the Company believes it has adequately provided reserves for any reasonable foreseeable outcome related to these matters.
A reconciliation of the beginning and ending amount of unrecognized tax benefits consisted of the following:

	Year Ended			One month ended
	December 31,	November 30,	November 30,	December 31,
	2016	2015	2014	2015
	(In millions)
Balances at beginning of fiscal year	$7.1	$6.8	$7.9	$6.7
Increases based on tax positions in prior years	25.8	1.0	0.6	0.6
Decreases based on tax position in prior years	(1.2)	(1.8)	(1.3)	(0.2)
Increases based on tax positions in current year	0.7	0.7	—	—
Lapse of statute of limitations	(2.9)	—	(0.4)	—
Balances at end of fiscal year	$29.5	$6.7	$6.8	$7.1
As of December 31, 2016, the total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $5.3 million. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2016, the Company’s accrued interest and penalties related to uncertain tax positions was $2.4 million. It is reasonably possible that a reduction of up to $29.3 million of unrecognized tax benefits and related interest and penalties may occur within the next 12 months as a result of the expiration of certain statutes of limitations.
The years ended November 30, 2012 through December 31, 2016 remain open to examination for U.S. federal income tax purposes. In addition, the years ended November 30, 2002 through November 30, 2005 remain open as they relate to selected tax attributes utilized during fiscal years 2010 through 2014. For the Company’s other major taxing jurisdictions, the tax years ended November 30, 2003 through December 31, 2016 remain open to examination.

Deferred tax assets and liabilities were as follows:

	As of December 31,
	2016	2015
	(In millions)
Deferred Tax Assets
Accrued estimated costs	$89.1	$113.3
Basis difference in assets and liabilities	8.5	6.0
Tax losses and credit carryforwards	6.5	3.8
Net cumulative defined benefit pension plan losses	212.9	227.8
Retiree medical and life insurance benefits	16.2	19.6
Valuation allowance	(1.7)	(1.2)
Total deferred tax assets	331.5	369.3
Deferred Tax Liabilities
Revenue recognition differences	21.7	30.7
Basis differences in intangible assets	17.3	13.8
Total deferred tax liabilities	39.0	44.5
Total net deferred tax assets	$292.5	$324.8
The deferred tax liabilities considered in the assessment of the realizability of deferred tax assets are of the same character as the temporary differences giving rise to the deferred tax assets. The remaining liabilities will reverse in the same period as the assets, if not sooner.
The changes in the Company's valuation allowance by period was as follows:

	Balance at Beginning of Period	Tax Valuation Allowance Charged to Income Tax Provision	Tax Valuation Allowance Credited to Income Tax Provision	Balance at End of Period
	(In millions)
Fiscal 2016	$1.2	$0.5	$—	$1.7
One month ended December 31, 2015	1.7	—	(0.5)	1.2
Fiscal 2015	2.6	0.6	(1.5)	1.7
Fiscal 2014	2.6	—	—	2.6
The Company’s state net operating loss carryforwards of $18.4 million as of December 31, 2016 are set to expire on December 31, 2017.
Approximately $1.2 million of the state net operating loss carryforwards relate to the exercise of stock options, the benefit of which will be credited to equity when realized. The Company has approximately $8.3 million of loss carryover in foreign jurisdictions which have no expiration date.
The Company has Federal and California credit carryovers of $2.8 million and $2.5 million, respectively. The federal credits will expire in 2036 and the state credits have no expiration date.

Note  5.    Long-Term Debt

	As of December 31,
	2016	2015
	(In millions)
Senior debt	$388.0	$91.8
Senior secured notes	—	449.4
Convertible senior notes	240.0	—
Convertible subordinated notes	35.6	84.8
Other debt	—	13.0
Total debt, carrying amount	663.6	639.0
Less: Amounts due within one year	(55.6)	(5.3)
Total long-term debt, carrying amount	$608.0	$633.7
As of December 31, 2016, the earlier of the Company’s contractual debt principal maturities or the next debt redemption date that could be exercised at the option of the debt holder, are summarized by fiscal year:

	Total	2017	2018	2019	2020	2021	2023
	(In millions)
Senior debt	$390.0	$20.0	$25.0	$30.0	$35.0	$280.0	$—
Convertible senior notes	300.0	—	—	—	—	—	300.0
Convertible subordinated notes (1)	35.6	35.6	—	—	—	—	—
Total debt principal	$725.6	$55.6	$25.0	$30.0	$35.0	$280.0	$300.0
_______

(1)
In December 2016, the Company notified holders of its 4 1/16% Debentures that the Company would redeem, on February 3, 2017, all of their 4 1/16% Debentures at a purchase price equal to 100% of the principal amount of the 4 1/16% Debentures to be redeemed, plus any accrued and unpaid interest. In January 2017, $35.6 million of the 4 1/16% Debentures (the entire amount outstanding as of December 31, 2016) were converted to 3.9 million shares of common stock.

a.  Senior Debt:

	As of December 31,
	2016	2015
	(In millions)
Term loan, bearing interest at variable rates (rate of 3.02% as of December 31, 2016), maturing in June 2021	$390.0	$92.5
Unamortized deferred financing costs	(2.0)	(0.7)
Total senior debt	$388.0	$91.8
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
On the closing date, the Company borrowed $100.0 million of loans under the Revolver and used the proceeds to repay in full the $90.0 million of outstanding term loans under the prior credit facility, fees incurred for the Senior Credit Facility, and for general corporate purposes.  As of December 31, 2016, the Company had $390.0 million outstanding under the Term Loan and had issued $45.3 million letters of credit.
The Term Loan and loans under the Revolver bear interest at LIBOR (or the base rate) plus an applicable margin ranging from 175 to 250 basis points based on the Company's leverage ratio (the "Consolidated Net Leverage Ratio") at the end of the most recent fiscal quarter.  In addition to interest, the Company must also pay certain fees including (i) letter of credit fees ranging from 175 to 250 basis points per annum on the amount of issued but undrawn letters of credit and (ii) commitment fees ranging from 30 to 45 basis points per annum on the unused portion of the Revolver.

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
Subject to certain restrictions, all the obligations under the Senior Credit Facility will be guaranteed by the Company and the existing and future material domestic subsidiaries, other than Easton (the "Guarantors").  As collateral security for the amount outstanding under the Senior Credit Facility and the guarantees thereof, the Company and the Guarantors (collectively, the "Loan Parties") have granted to the administrative agent for the benefit of the lenders: (i) certain equity interests of the Loan Parties; (ii) first priority liens on substantially all of the tangible and intangible personal property of the Loan Parties; and (iii) first priority liens on certain real properties located in Los Angeles, California, Culpepper, Virginia and Redmond Washington (but excluding all other owned real properties).
The Senior Credit Facility contains covenants requiring the Company to (i) maintain an interest coverage ratio (the "Consolidated Interest Coverage Ratio") of not less than 3.00 to 1.00 and (ii) maintain a Consolidated Net Leverage Ratio not to exceed (a) 4.00 to 1.00 for periods ending December 31, 2016 through September 30, 2017; (b) 3.75 to 1.00 for periods ending from December 31, 2017 through September 30, 2018; and (c) 3.50 to 1.00 for periods ending from December 31, 2018 thereafter, provided that the maximum leverage ratio for all periods shall be increased by 0.50 to 1.00 for two quarters after consummation of a qualified acquisition.
The Company may generally make certain investments, redeem debt subordinated to the Senior Credit Facility and make certain restricted payments (such as stock repurchases) if the Company's Consolidated Net Leverage Ratio does not exceed 3.25 to 1.00 pro forma for such transaction. The Company is otherwise subject to customary covenants including limitations on asset sales, incurrence of additional debt, and limitations on certain investments and restricted payments.

Financial Covenant	Actual Ratios as of December 31, 2016	Required Ratios
Consolidated Interest Coverage Ratio, as defined under the Senior Credit Facility	11.07 to 1.00	Not less than: 3.00 to 1.00
Consolidated Net Leverage Ratio, as defined under the Senior Credit Facility	2.59 to 1.00	Not greater than: 4.00 to 1.00
The Company was in compliance with its financial and non-financial covenants as of December 31, 2016.
b.  Senior Secured Notes:

	As of December 31,
	2016	2015
	(In millions)
Senior secured notes, bearing interest at 7.125% per annum, interest payments due in March and September, maturing in March 2021	$—	$460.0
Unamortized deferred financing costs	—	(10.6)
Total senior secured notes	$—	$449.4
7.125% Second-Priority Senior Secured Notes
On July 18, 2016, the Company fully redeemed the outstanding principal of its 7 1/8% Notes.

c.  Convertible Senior Notes:

	As of December 31,
	2016	2015
	(In millions)
Senior convertible notes, bearing interest at 2.25% per annum, interest payments due in June and December, maturing in December 2023	$300.0	$—
Unamortized discount and deferred financing costs	(60.0)	—
Total convertible senior notes	$240.0	$—
2.25% Convertible Senior Notes
On December 14, 2016, the Company issued $300.0 million aggregate principal amount of 2¼% Notes in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”). The 2¼% Notes bear cash interest at a rate of 2.25% per annum on the principal amount of the 2¼% Notes from December 14, 2016, payable semi-annually in arrears on June 15 and December 15 of each year, beginning June 15, 2017. The 2¼% Notes will mature on December 15, 2023, subject to earlier repurchase, redemption or conversion in certain circumstances described below.
The 2¼% Notes are general unsecured senior obligations, which (i) rank senior in right of payment to all of the Company’s existing and future senior indebtedness that is expressly subordinated in right of payment to the 2¼% Notes; (ii) rank equal in right of payment with all of the Company’s existing and future unsecured indebtedness that is not so subordinated; (iii) rank effectively junior in right of payment to any of the Company’s secured indebtedness to the extent of the value of the assets securing such indebtedness; and (iv) rank structurally junior to all indebtedness and other liabilities (including trade payables) of the Company’s subsidiaries.
The 2¼% Notes may be converted into cash, shares of the Company’s common stock or a combination thereof initially at a conversion rate of 38.4615 shares of common stock per $1,000 principal amount of 2¼% Notes (equivalent to a conversion price of approximately $26.00 per share of common stock), subject to adjustment from time to time as described in the indenture governing the 2¼% Notes. Holders may convert their 2¼% Notes at their option (i) at any time prior to the close of business on the business day immediately preceding September 15, 2023 under certain circumstances and (ii) at any time on or after September 15, 2023 until the close of business on the business day immediately preceding the maturity date, irrespective of such circumstances. In addition, if holders of the 2¼% Notes elect to convert their 2¼% Notes in connection with the occurrence of a make-whole fundamental change, as defined in the indenture governing the 2¼% Notes, such holders will be entitled to an increase in the conversion rate upon conversion in certain circumstances.
The Company may redeem for cash all or any portion of the 2¼% Notes, at its option, on or after December 21, 2020, if the last reported sale price of the Company’s common stock has been at least 150% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which the Company provides notice of redemption at a redemption price equal to 100% of the principal amount of the 2¼% Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date.
If a fundamental change, as defined in the indenture governing the 2¼% Notes, occurs prior to maturity, subject to certain conditions, holders of the 2¼% Notes will have the right to require the Company to repurchase all or part of their 2¼% Notes for cash at a fundamental change repurchase price equal to 100% of their principal amount, plus accrued and unpaid interest, if any, up to, but excluding, the fundamental change repurchase date.
The 2¼% Notes contain customary events of default, including, among other things, payment default, covenant default and certain cross-default provisions linked to the payment of other indebtedness of the Company or its significant subsidiaries.
Issuance of the 2¼% Notes generated proceeds of $294.2 million net of debt issuance costs, which were used to repurchase long-term debt and for working capital and other general corporate purposes.
The Company separately accounted for the liability and equity components of the 2¼% Notes. The initial liability component of the 2¼% Notes was valued based on the present value of the future cash flows using an estimated borrowing rate at the date of the issuance for similar debt instruments without the conversion feature, which equals the effective interest rate of 5.8% on the liability component. The equity component, or debt discount, was initially valued equal to the principal value of the 2¼% Notes, less the present value of the future cash flows using an estimated borrowing rate at the date of the issuance for similar debt instruments without a conversion feature, which equated to the initial debt discount. The debt discount is being amortized as a non-cash charge to interest expense over the period from the issuance date through December 15, 2023.

The debt issuance costs of $5.8 million incurred in connection with the issuance of the 2¼% Notes were capitalized and bifurcated into deferred financing costs of $4.7 million and equity issuance costs of $1.1 million. The deferred financing costs are being amortized to interest expense from the issuance date through December 15, 2023.
As of December 31, 2016, the 2¼% Notes consisted of the following (in millions, except years, percentages, conversion rate, and conversion price):

Carrying value, long-term	$240.0
Unamortized discount and deferred financing costs	60.0
Principal amount	$300.0
Carrying amount of equity component, net of equity issuance costs	$54.5
Remaining amortization period (years)	7.0
Effective interest rate	5.8%
Conversion rate (shares of common stock per $1,000 principal amount)	38.4615
Conversion price (per share of common stock)	$26.00
 The following table presents the interest expense components for the 2¼% Notes for fiscal 2016 (in millions):

Interest expense-contractual interest	$0.3
Interest expense-amortization of debt discount	0.3
Interest expense-amortization of deferred financing costs (1)	—
________
(1) Less than $0.1 million.
d.  Convertible Subordinated Notes:

	As of December 31,
	2016	2015
	(In millions)
Convertible subordinated debentures, bearing interest at 2.25% per annum, interest payments due in May and November, maturing in November 2024	$—	$0.2
Convertible subordinated debentures, bearing interest at 4.0625% per annum, interest payments due in June and December, maturing in December 2039	35.6	84.6
Total convertible subordinated notes	$35.6	$84.8
2.25% Convertible Subordinated Debentures ("2 1/4% Debentures")
As of December 31, 2016, the Company fully redeemed the outstanding principal amount of its 2 1/4% Debentures.
4.0625% Convertible Subordinated Debentures
As of December 31, 2016, the Company had $35.6 million outstanding principal of its 4 1/16% Debentures, convertible into 3.9 million of shares of common stock. In December 2016, the Company notified holders of its 4 1/16% Debentures that the Company would redeem, on February 3, 2017, all of their 4 1/16% Debentures at a purchase price equal to 100% of the principal amount of the 4 1/16% Debentures to be redeemed, plus any accrued and unpaid interest. In January 2017, $35.6 million of the 4 1/16% Debentures (the entire amount outstanding as of December 31, 2016) were converted to 3.9 million shares of common stock.
In December 2009, the Company issued $200.0 million in aggregate principal amount of 4 1/16% Debentures in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act. The 4 1/16% Debentures mature on December 31, 2039, subject to earlier redemption, repurchase, or conversion. Interest on the 4 1/16% Debentures accrues at 4.0625% per annum and is payable semiannually in arrears on June 30 and December 31 of each year, beginning June 30, 2010 (or if any such day is not a business day, payable on the following business day), and the Company may elect to pay interest in cash or, generally on any interest payment that is at least one year after the original issuance date of the 4 1/16% Debentures, in shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock, at the Company’s option, subject to certain conditions.
The 4 1/16% Debentures are general unsecured obligations of the Company and rank equal in right of payment to all of the Company’s other existing and future unsecured subordinated indebtedness. The 4 1/16% Debentures rank junior in right of payment to all of the Company’s existing and future senior indebtedness, including all of its obligations under its Senior Credit

Facility and all of its existing and future senior subordinated indebtedness. In addition, the 4 1/16% Debentures are effectively subordinated to any of the Company’s collateralized debt, to the extent of such collateral, and to any and all debt and liabilities including trade debt of its subsidiaries.
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
During fiscal 2014, the Company repurchased $59.6 million principal amount of its 4 1/16% Debentures at various prices ranging from 195% of par to 212% of par. During fiscal 2015, $49.0 million of 4 1/16% Debentures were converted to 5.5 million shares of common stock. During fiscal 2016, $49.0 million of 4 1/16% Debentures were converted to 5.4 million shares of common stock.

e.  Other Debt:

	As of December 31,
	2016	2015
	(In millions)
Delayed draw term loan	$—	$13.0
Capital lease	—	0.3
Unamortized deferred financing costs	—	(0.3)
Total other debt	$—	$13.0
Delayed Draw Term Loan
During fiscal 2016, the Company retired the remaining principal amount of its delayed draw term loan.
Note  6. Retirement Benefits
a.  Plan Descriptions
Pension Benefits
The Company's defined benefit pension plan future benefit accrual was discontinued in fiscal 2009. As of December 31, 2016, the assets, projected benefit obligations, and unfunded pension obligation for the tax-qualified pension plans were approximately $925.1 million, $1,492.1 million, and $548.2 million, respectively.
The Company expects to make cash contributions of approximately $72.0 million to its tax-qualified defined benefit pension plan in fiscal 2017. The Company is generally able to recover these contributions related to its tax-qualified defined benefit pension plan as allowable costs on its U.S. government contracts, but there is a lag between when the Company contributes cash to its tax-qualified defined benefit pension plan under pension funding rules and recovers the cash under the U.S. government Cost Accounting Standards. During fiscal 2016, the Company made cash contributions of $32.8 million to its tax-qualified defined benefit pension plan of which $27.5 million was recoverable in the Company's U.S. government contracts in fiscal 2016 with the remaining $5.3 million being potentially recoverable in the Company's U.S. government contracts in the future.
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
Defined Contribution 401(k) Benefits
The Company sponsors a defined contribution 401(k) plan and participation in the plan is available to all employees. The Company makes matching contributions in cash equal to 100% of the first 3% of the participants’ compensation contributed and 50% of the next 3% of the compensation contributed. The cost of the 401(k) plan was $20.7 million, $24.9 million, $24.4 million, and $1.3 million in fiscal 2016, fiscal 2015, fiscal 2014, and the one month ended December 31, 2015, respectively.

b.  Plan Results
Summarized below is the balance sheet impact of the Company’s pension benefits and medical and life insurance benefits. Pension benefits include the consolidated tax-qualified plan and the unfunded non-qualified plan for benefits provided to employees beyond those provided by the Company’s tax-qualified plan. Assets, benefit obligations, and the funded status of the plans were determined at December 31, 2016 and 2015.

	Pension Benefits		Medical and Life Insurance Benefits
	As of December 31,
	2016	2015 (3)	2016	2015 (3)
	(In millions)
Change in fair value of assets:
Fair value - beginning of period	$931.4	$964.1	$—	$—
Gain (loss) on assets	93.7	(22.2)	—	—
Employer contributions	34.1	0.1	4.3	0.2
Benefits paid (1)	(134.1)	(10.6)	(4.3)	(0.2)
Fair value - end of period	$925.1	$931.4	$—	$—
Change in benefit obligation:
Benefit obligation - beginning of period	$1,531.0	$1,549.5	$50.8	$51.5
Service cost	14.0	1.1	—	—
Interest cost	64.1	5.3	1.9	0.2
Actuarial losses (gains)	17.1	(14.3)	(5.8)	(0.7)
Benefits paid	(134.1)	(10.6)	(4.3)	(0.2)
Benefit obligation - end of period (2)	$1,492.1	$1,531.0	$42.6	$50.8
Funded status of the plans	$(567.0)	$(599.6)	$(42.6)	$(50.8)
Amounts recognized in the consolidated balance sheets:
Postretirement medical and life insurance benefits, current	$—	$—	$(5.2)	$(6.0)
Postretirement medical and life insurance benefits, noncurrent	—	—	(37.4)	(44.8)
Pension liability, non-qualified current (component of other current liabilities)	(1.3)	(1.4)	—	—
Pension liability, non-qualified (component of other noncurrent liabilities)	(17.5)	(17.6)	—	—
Pension benefits, noncurrent	(548.2)	(580.6)	—	—
Net liability recognized in the consolidated balance sheets	$(567.0)	$(599.6)	$(42.6)	$(50.8)
__________

(1)	Benefits paid for medical and life insurance benefits are net of the Medicare Part D Subsidy of $0.1 million and zero received in fiscal 2016 and the one month ended December 31, 2015, respectively.

(2)	Pension benefit obligation includes $18.8 million and $19.0 million as of December 31, 2016 and 2015, respectively, for the non-qualified plan.
(3) Reflects activity for the one month ended December 31, 2015.
The accumulated benefit obligation for the defined benefit pension plans was $1,492.1 million and $1,530.9 million as of the December 31, 2016 and 2015 measurement dates, respectively.
Components of retirement benefit expense (income) were:

	Pension Benefits				Medical and Life Insurance Benefits
	Year Ended			One month ended	Year Ended			One month ended
	December 31,	November 30,	November 30,	December 31,	December 31,	November 30,	November 30,	December 31,
	2016	2015	2014	2015	2016	2015	2014	2015
	(In millions)
Service cost	$14.0	$10.8	$8.8	$1.1	$—	$—	$0.1	$—
Interest cost on benefit obligation	64.1	63.6	67.1	5.3	1.9	1.9	2.5	0.2
Assumed return on assets (1)	(70.1)	(88.1)	(92.6)	(6.0)	—	—	—	—
Amortization of prior service costs (credits)	0.1	—	—	—	(1.2)	(1.1)	(0.9)	(0.1)
Amortization of net losses (gains)	63.7	84.0	54.4	5.4	(3.6)	(3.5)	(2.9)	(0.3)
	$71.8	$70.3	$37.7	$5.8	$(2.9)	$(2.7)	$(1.2)	$(0.2)
__________

(1)	The actual return and rate of return on assets was as follows:

	Year Ended			One month ended
	December 31,	November 30,	November 30,	December 31,
	2016	2015	2014	2015
	(In millions, except rate of return)
Actual gain (loss) on assets	$93.7	$(64.2)	$63.5	$(22.2)
Actual rate of return on assets	10.8%	(6.1)%	5.1%	(2.3)%
Market conditions and interest rates significantly affect assets and liabilities of the pension plans. Pension accounting permits market gains and losses to be deferred and recognized over a period of years. This “smoothing” results in the creation of other accumulated income or loss which will be amortized to pension costs in future years. The accounting method the Company utilizes recognizes one-fifth of the unamortized gains and losses in the market-related value of pension assets and all other gains and losses including changes in the discount rate used to calculate benefit costs each year. Investment gains or losses for this purpose are the difference between the expected return and the actual return on the market-related value of assets which smoothes asset values over three years. Although the smoothing period mitigates some volatility in the calculation of annual retirement benefit expense, future expenses are impacted by changes in the market value of assets and changes in interest rates.
c.  Plan Assumptions
The Company used the following assumptions, calculated based on a weighted-average, to determine the benefit obligations:

	Pension Benefits		Medical and Life Insurance Benefits
	As of December 31,		As of December 31,
	2016	2015	2016	2015
Discount rate	4.02%	4.36%	3.68%	3.99%
Discount rate (non-qualified plan)	4.07%	4.41%	*	*
Ultimate healthcare trend rate	*	*	5.00%	5.00%
Initial healthcare trend rate (pre 65/post 65)	*	*	7.00%	7.00%
Year ultimate rate attained (pre 65/post 65)	*	*	2021	2021
______

*	Not applicable
The Company used the following assumptions, calculated based on a weighted-average, to determine the retirement benefit expense (income):

	Pension Benefits				Medical and Life Insurance Benefits
	Year Ended			One month ended	Year Ended			One month ended
	December 31,	November 30,	November 30,	December 31,	December 31,	November 30,	November 30,	December 31,
	2016	2015	2014	2015	2016	2015	2014	2015
Discount rate	4.36%	3.96%	4.54%	4.26%	3.99%	3.54%	3.98%	3.87%
Discount rate (non-qualified plan)	4.41%	4.01%	4.65%	4.32%	*	*	*	*
Expected long-term rate of return on assets	7.00%	8.00%	8.00%	7.00%	*	*	*	*
Ultimate healthcare trend rate	*	*	*	*	5.00%	5.00%	5.00%	5.00%
Initial healthcare trend rate (pre 65/post 65)	*	*	*	*	7.00%	7.00%	8.50%	7.00%
Year ultimate rate attained (pre 65/post 65)	*	*	*	*	2021	2021	2021	2021
______

*	Not applicable
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
The expected long-term rate of return on assets represents the rate of earnings expected in the funds invested, and funds to be invested, to provide for anticipated benefit payments to plan participants. The Company evaluated historical investment performance, current and expected asset allocation, and, with input from the Company’s external advisors, developed best estimates of future investment performance. Based on this analysis, the Company decided to change the long-term expected rate of return on assets from 8.0% to 7.0% effective December 1, 2015.
The Company reviews external data and its own historical trends for healthcare costs to determine the healthcare cost trend rates for the medical benefit plans. For fiscal 2016 medical benefit obligations, the Company assumed a 7.0% annual rate of increase for pre and post 65 participants in the per capita cost of covered healthcare claims with the rate decreasing over four years until reaching 5.0%.
A one percentage point change in the key assumptions would have the following effects on the projected benefit obligations as of December 31, 2016 and on retirement benefit expense for fiscal 2016:

	Pension Benefits and Medical and Life Insurance Benefits Discount Rate		Expected Long-term Rate of Return	Assumed Healthcare Cost Trend Rate
	Net Periodic Benefit Expense	Projected Benefit Obligation	Net Periodic Pension Benefit Expense	Net Periodic Medical and Life Insurance Benefit Expense	Accumulated Benefit Obligation
	(In millions)
1% decrease	$22.8	$158.3	$10.0	$(0.3)	$(1.0)
1% increase	(19.5)	(133.0)	(10.0)	0.4	1.1
d.  Plan Assets and Investment Policy
The Company’s investment policy is to maximize the total rate of return with a view toward long-term funding objectives to ensure that funds are available to meet benefit obligations when due. The assets are diversified to the extent necessary to minimize risk and to achieve an optimal balance between risk and return. This return seeking strategy focuses on higher return seeking investments in actively managed investment vehicles and allows for diversification as to the type of assets, tactical trades, and number of investment managers used to carry out this strategy. This strategy is achieved using diversified asset types, which may include cash, equities, fixed income, real estate, private equity holdings, and derivatives. Allocations between these asset types may change as a result of changing market conditions and tactical investment opportunities.
While the Company does not target specific investment allocations, the Company monitors asset allocations to provide diversification by investment type and investment managers to meet the Company’s objective of maximizing the total rate of return while ensuring sufficient liquidity to meet required benefit payments. The Company’s asset allocations by asset category were as follows:

	As of December 31,
	2016	2015
Cash and cash equivalents	26%	36%
Equity securities	43	34
Fixed income	15	13
Private assets	8	6
Hedge funds	8	11
Total	100%	100%
The fair value by asset category and by level were as follows:

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In millions)
December 31, 2016
Cash and cash equivalents	$31.3	$31.3	$—	$—
Equity securities:
Domestic equity securities	377.2	373.8	1.2	2.2
International equity securities	16.2	16.2	—	—
Derivatives:
Written options	(0.1)	(0.1)	—	—
Short sales	(0.1)	(0.1)	—	—
Fixed income:
Corporate debt securities	33.8	—	27.0	6.8
Asset-backed securities	71.5	—	71.5	—
Municipal bonds	26.3	—	26.3	—
Short sales	(0.2)	—	(0.2)	—
Real estate investments	0.5	—	—	0.5
Total	556.4	$421.1	$125.8	$9.5
Investment measured at Net Asset Value ("NAV")
Private assets	70.7
Hedge funds	79.3
Common/collective trusts ("CCTs")	219.4
Total investments measured at NAV	369.4
Receivables	1.8
Payables	(2.5)
Total assets	$925.1

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In millions)
December 31, 2015
Cash and cash equivalents	$101.6	$101.6	$—	$—
Equity securities:
Domestic equity securities	340.2	332.7	7.0	0.5
International equity securities	32.4	31.3	1.1	—
Short sales	(58.1)	(58.1)	—	—
Fixed income:
Corporate debt securities	29.2	—	29.2	—
Asset-backed securities	93.9	—	93.9	—
Short sales	(3.7)	(2.5)	(1.2)	—
Real estate investments	0.7	—	—	0.7
Total	536.2	$405.0	$130.0	$1.2
Investment measured at NAV
Private assets	53.5
Hedge funds	98.2
CCTs	246.7
Total investments measured at NAV	398.4
Receivables	7.3
Payables	(10.5)
Total assets	$931.4
Below is a description of the significant investment strategies and valuation methodologies used for the investments measured at fair value, including the general classification of such investments pursuant to the valuation hierarchy. There have been no changes in the methodologies used at December 31, 2016 and 2015.
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
Real estate investments
Real estate investments include residential and commercial lots located in Benicia, California and are classified as Level 3 investments.
Private assets
Private assets are primarily limited partnerships and fund-of-funds that mainly invest in U.S. and non-U.S. leveraged buyout, venture capital and special situation strategies. Generally, the individual investments within the partnerships or funds are valued at public market, private market, or appraised value. Private assets are valued at total market value or NAV, which are estimated by investment managers using unobservable inputs such as extrapolated data, proprietary data, or indicative quotes and are included as a reconciling item to the fair value tables above. Valuations of certain assets were based on the NAV or total market value three months prior to the fiscal year-end. The Company made adjustments amounting to an increase of $11.3 million for fiscal 2016 and a decrease of $8.6 million for fiscal 2015 to account for changes since the valuation date.
Hedge funds
Hedge funds primarily consist of multi-strategy hedge funds that invest across a range of equity and debt securities in a variety of industry sectors. Hedge funds are valued at NAV calculated by investment managers using unobservable inputs such as extrapolated data, proprietary data, or indicative quotes and are included as a reconciling item to the fair value tables above.
Changes in the fair value of the Level 3 investments were as follows:

	November 30, and December 31, 2015	Unrealized Gains (Losses)	Purchases, Issuances, and Settlements	December 31, 2016
	(In millions)
Equity securities:
Domestic equity securities	$0.5	$0.1	$1.6	$2.2
Fixed income:
Corporate debt securities	—	—	6.8	6.8
Real estate investments	0.7	—	(0.2)	0.5
Total	$1.2	$0.1	$8.2	$9.5
e.  Benefit Payments
The following table presents estimated future benefit payments:

	Pension Benefit Payments	Medical and Life Insurance Benefits
Year Ending December 31,		Gross Benefit Payments	Medicare D Subsidy	Net Benefit Payments
	(In millions)
2017	$121.0	$5.4	$0.2	$5.2
2018	118.5	5.2	0.2	5.0
2019	115.6	4.8	0.2	4.6
2020	112.5	4.5	0.2	4.3
2021	109.3	4.1	0.2	3.9
Years 2022 - 2026	495.0	15.6	0.6	15.0
Note  7. Commitments and Contingencies
a.  Lease Commitments and Income
The Company and its subsidiaries lease certain facilities, machinery and equipment, and office buildings under long-term, non-cancelable operating leases. The leases generally provide for renewal options ranging from one to five years and require the Company to pay for utilities, insurance, taxes, and maintenance. Rent expense was $21.2 million in fiscal 2016, $18.5 million in fiscal 2015, $23.7 million in fiscal 2014, and $1.8 million in the one month ended December 31, 2015.
The Company also leases certain surplus facilities to third parties. The Company recorded lease income of $6.5 million in fiscal 2016, $6.3 million in fiscal 2015, $6.2 million in fiscal 2014, and $0.5 million in the one month ended December 31, 2015 related to these arrangements, which have been included in net sales.

The future minimum rental commitments under non-cancelable operating leases with initial or remaining terms of one year or more and lease revenue in effect as of December 31, 2016 were as follows:

Year Ending December 31,	Future Minimum Rental Commitments	Future Minimum Rental Income
	(In millions)
2017	$17.4	$4.4
2018	15.2	4.0
2019	14.0	1.8
2020	12.6	—
2021	12.4	—
Thereafter	40.3	—
	$111.9	$10.2
b.  Legal Matters
The Company and its subsidiaries are subject to legal proceedings, including litigation in U.S. federal and state courts, which arise out of, and are incidental to, the ordinary course of the Company’s on-going and historical businesses. The Company is also subject from time to time to suits under the federal False Claims Act, known as “qui tam” actions, and to governmental investigations by federal and state agencies. The Company cannot predict the outcome of such proceedings with any degree of certainty. Loss contingency provisions are recorded for probable losses at management’s best estimate of a loss, or when a best estimate cannot be made, a minimum loss contingency amount is recorded. These estimates are often initially developed substantially earlier than when the ultimate loss is known, and are refined each quarterly reporting period as additional information becomes available. For legal settlements where the cash payments are fixed and determinable, the Company will estimate an interest factor and discount the liability accordingly.
Asbestos Litigation
The Company has been, and continues to be, named as a defendant in lawsuits alleging personal injury or death due to exposure to asbestos in building materials, products, or in manufacturing operations. The majority of cases are pending in Texas and Illinois. There were 64 asbestos cases pending as of December 31, 2016.
Given the lack of any significant consistency to claims (i.e., as to product, operational site, or other relevant assertions) filed against the Company, the Company is generally unable to make a reasonable estimate of the future costs of pending claims or unasserted claims. As of December 31, 2016, the estimated range of the Company's loss on a pending claim was $0.2 million to $0.6 million and the accrued amount was $0.2 million.
Inflective, Inc. (“Inflective”) Litigation
On December 18, 2014, Inflective filed a complaint against Aerojet Rocketdyne and Kathleen E. Redd, individually, in the Superior Court of the State of California, Sacramento County, Inflective, Inc. v Aerojet Rocketdyne, Inc., Kathleen E. Redd, et al, Case No. 34-2014-00173068. Inflective asserted in the complaint causes for breach of contract, breach of implied contract, false promise, inducing breach of contract, intentional interference with contractual relations, negligent interference with prospective economic relations, and intentional interference with prospective economic relations and is seeking compensatory damages in excess of $3.0 million, punitive damages, interest and attorney’s costs. The complaint arose out of the Company’s implementation of ProjectOne, a company-wide enterprise resource planning (“ERP”) system, for which Inflective had been a consultant to the Company. On February 6, 2015, Aerojet Rocketdyne and Ms. Redd filed a demurrer to the complaint. On June 9, 2015, the Court sustained the demurrer in part and overruled the demurrer in part, with leave to amend. On June 18, 2015, Inflective filed an amended complaint in which it reiterated all the causes of action dismissed by the Court. On June 30, 2015, Aerojet Rocketdyne and Ms. Redd filed a demurrer and motion to strike seeking to have (a) all claims and references to a purported “finder’s fee” stricken from the case and (b) the causes of action against Ms. Redd for intentional and negligent interference with prospective business relations dismissed with prejudice. On October 16, 2015, the Court sustained Aerojet Rocketdyne’s demurrer and motion to strike with respect to the “finder’s fee” claims, dismissing those claims with prejudice, but overruled Ms. Redd’s demurrer.  On October 26, 2015, Aerojet Rocketdyne and Ms. Redd answered the amended complaint and filed a Cross-Complaint against Plaintiff and its principal for breach of contract, intentional misrepresentation, negligent misrepresentation and negligence. Inflective filed a demurrer to the intentional misrepresentation, negligent misrepresentation and negligence causes of action, leaving the breach of contract cause of action unchallenged. After a hearing on the demurrer on February 18, 2016, the court granted the plaintiffs’ request to strike the claim for punitive damages on the negligence count, but denied the plaintiffs’ demurrer and allowed the Company’s claims for intentional misrepresentation, negligent misrepresentation, and negligence causes of action to remain along with the breach of contract claim.  On August 10, 2016, Aerojet Rocketdyne filed a Motion for Summary Judgment on the claims brought against Ms. Redd individually, arguing that as an agent for Aerojet Rocketdyne, Ms. Redd cannot be held personally liable for any alleged interference of economic advantage between Inflective and Aerojet Rocketdyne. On December 2, 2016, the Court granted Aerojet Rocketdyne’s Motion for Summary Judgment on the claims brought against Ms. Redd.
Separately, Satish Rachaiah, a former consultant on ProjectOne (working for Inflective), attempted to intervene in the action and assert claims against Aerojet Rocketdyne arising out of Aerojet Rocketdyne’s alleged interference with his employment with Inflective.  Aerojet Rocketdyne opposed intervention, and the Court ultimately denied Mr. Rachaiah’s motion to intervene.  On December 30, 2015, Rachaiah filed a separate lawsuit in the Superior Court of the State of California, Sacramento County, Satish Rachaiah v. Aerojet Rocketdyne, Inc., Case No. 34-2015-00188516. The Company received the complaint on April 7, 2016 and an amended complaint was served on June 17, 2016.   Rachaiah asserted the same claims in the complaint as attempted when he tried to intervene.  On June 3, 2016, the court granted Rachaiah’s motion to consolidate the case with the Inflective litigation, finding that two cases involve common parties, witnesses, legal issues and facts.  Aerojet Rocketdyne filed a demurrer to Rachaiah’s first amended complaint on July 22, 2016.  On September 26, 2016, the Court granted the demurrer in part and overruled it in part, dismissing the plaintiff’s claims for intentional and negligent interference with prospective economic relations with leave to amend.  On October 6, 2016, Rachaiah filed a second amended complaint, once again asserting claims for intentional and negligent interference with prospective economic relations. Aerojet Rocketdyne filed its Answer to the second amended complaint on November 11, 2016.
Now that the issues to be tried have been set, discovery has commenced.  No trial date for either case has been established. The Company has not recorded any liability for either of these matters as of December 31, 2016.
Socorro
On May 12, 2015, a complaint for personal injuries, loss of consortium and punitive damages was filed by James Chavez, Andrew Baca, and their respective spouses, against Aerojet Rocketdyne and the Board of Regents of New Mexico Tech in the Seventh Judicial District, County of Socorro, New Mexico, James Chavez, et al., vs. Aerojet Rocketdyne, Inc., et al., Case No. D725CV201500047. Messrs. Chavez and Baca were employees of Aerotek, a contractor to Aerojet Rocketdyne, who were injured when excess energetic materials being managed by the Energetic Materials Research and Testing Center, a research division of New Mexico Tech, ignited in an unplanned manner. The complaint alleges causes of action based on negligence and negligence per se, strict liability, and willful, reckless and wanton conduct against Aerojet Rocketdyne, and seeks unspecified compensatory and punitive damages. The Company has filed its answer and discovery has commenced. The Company has alerted its insurance carriers of this action and on September 23, 2015, the Company tendered the defense of the case to Aerotek pursuant to Aerotek’s contract for services with Aerojet Rocketdyne. Aerotek has not yet provided its response. Trial is scheduled for January 2018. No liability for this matter has been recorded by the Company as of December 31, 2016.
Occupational Safety
On January 16, 2015, the Company received a notice that the State of California, Division of Occupational Safety & Health (“Cal\OSHA”), Bureau of Investigation (“BOI”) is conducting an investigation into an accident that occurred at the Rancho Cordova facility in November 2013.  The accident involved the deflagration of solid rocket propellant following a remote cutting operation and resulted in injuries to two employees, one of whom ultimately died from his injuries.  Cal\OSHA issued nine citations relating to the accident with penalties of approximately $0.1 million, all of which the Company has appealed. The BOI is the criminal investigatory arm of Cal\OSHA and is required by law to investigate any occupational fatality to determine if criminal charges will be recommended. In August 2016, the BOI advised that it had completed its investigation and the criminal aspect of the case was closed. A pre-hearing conference on the Company’s appeal of the citations was originally scheduled for January 9, 2017, but was postponed and will be rescheduled.
c. Environmental Matters
The Company is involved in over forty environmental matters under the Comprehensive Environmental Response Compensation and Liability Act, the Resource Conservation Recovery Act, and other federal, state, local, and foreign laws relating to soil and groundwater contamination, hazardous waste management activities, and other environmental matters at some of its current and former facilities. The Company is also involved in a number of remedial activities at third party sites, not owned by the Company, where it is designated a potentially responsible party (“PRP”) by either the U.S. Environmental Protection Agency ("EPA") and/or a state agency. In many of these matters, the Company is involved with other PRPs. In some instances, the Company’s liability and proportionate share of costs have not been determined largely due to uncertainties as to the nature and extent of site conditions and the Company’s involvement. While government agencies frequently claim PRPs are jointly and severally liable at such sites, in the Company’s experience, interim and final allocations of liability and costs are generally made based on relative contributions of waste or contamination. Anticipated costs associated with environmental remediation that are probable and estimable are accrued. In cases where a date to complete remedial activities at a particular site cannot be determined by reference to agreements or otherwise, the Company projects costs over an appropriate time period not exceeding fifteen years; in such cases, generally the Company does not have the ability to reasonably estimate environmental remediation costs that are beyond this period. Factors that could result in changes to the Company’s estimates include completion of current and future soil and groundwater investigations, new claims, future agency demands, discovery of more or less contamination than expected, discovery of new contaminants, modification of planned remedial actions, changes in estimated time required to remediate, new technologies, and changes in laws and regulations.
As of December 31, 2016, the aggregate range of these anticipated environmental costs was $349.7 million to $525.0 million and the accrued amount was $349.7 million. See Note 7(d) for a summary of the environmental reserve activity. Of these accrued liabilities, approximately 99% relates to the Company’s U.S. government contracting business and a portion of this liability is recoverable. The significant environmental sites are discussed below. The balance of the accrued liabilities relates to other sites for which the Company’s obligations are probable and estimable.
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
Aerojet Rocketdyne is involved in various stages of soil and groundwater investigation, remedy selection, design, and remedy construction associated with the operable units. In 2002, the EPA issued a Unilateral Administrative Order (“UAO”) requiring Aerojet Rocketdyne to implement the EPA-approved remedial action in the Western Groundwater Operable Unit. An identical order was issued by the California Regional Water Quality Control Board, Central Valley (“Central Valley RWQCB”). On July 7, 2011, the EPA issued Aerojet Rocketdyne its Approval of Remedial Action Construction Completion Report for Western Groundwater Operable Unit and its Determination of Remedy as Operational and Functional. On September 20, 2011, the EPA issued two UAOs to Aerojet Rocketdyne to complete a remedial design and implement remedial action for the Perimeter Groundwater Operable Unit. One UAO addresses groundwater and the other addresses soils within the Perimeter Groundwater Operable Unit. Issuance of the UAOs is the next step in the superfund process for the Perimeter Groundwater Operable Unit. Aerojet Rocketdyne submitted a final Remedial Investigation Report for the Boundary Operable Unit in 2010 and a revised Feasibility Study for the Boundary Operable Unit in 2012. A Record of Decision was issued by the EPA on August 4, 2015. Aerojet Rocketdyne anticipates the EPA will issue a UAO or negotiate a consent decree for implementation of the remedy. A draft Remedial Investigation Report for the Island Operable Unit was submitted in January 2013 and the Final Remedial Investigation Report was issued on September 3, 2015. A portion of the Island Operable Unit, Area 40, which is related to the Hillsborough sale, is being handled separately and Aerojet Rocketdyne submitted a draft Feasibility Study to the agencies on June 23, 2016. The remaining operable units are under various stages of investigation. On September 22, 2016, the EPA completed its first five-year remedy review of the Sacramento superfund site.  The five-year review required by statute and regulation applies to all remedial actions which result in hazardous substances above levels that allow unlimited use and unrestricted exposure.  The Company is working with EPA to address the findings of the five-year remedy review.
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
As of December 31, 2016, the estimated range of anticipated costs discussed above for the Sacramento, California site was $210.1 million to $326.0 million and the accrued amount was $210.1 million included as a component of the Company’s environmental reserves. Expenditures associated with this matter are partially recoverable. See Note 7(d) below for further discussion on recoverability.
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

Aerojet Rocketdyne, along with seven other PRPs (the "Cooperating Respondents”) signed a project agreement in late March 2002 with the San Gabriel Basin Water Quality Authority, the Main San Gabriel Basin Watermaster, and five water companies (the “Water Entities”). The project agreement, which has a term of fifteen years, became effective May 9, 2002 and will terminate in May 2017. In November 2014, the EPA met with representatives from the Cooperating Respondents regarding the end of the project agreement and plans for discussions with the Water Entities. The EPA, the Water Entities and Aerojet Rocketdyne and the other Cooperating Respondents have participated in settlement discussions regarding the expiration of the project agreement in 2017 and the path forward. Discussions have occurred over the summer of 2015 and on September 10, 2015, the parties, including the EPA, met to discuss progress including a new project agreement to commence in 2017. At this meeting, Aerojet Rocketdyne and the other Cooperating Respondents proposed a new project agreement term limit of five years. That proposal was rejected by the EPA and the Water Entities which want a longer term. The parties continue to work cooperatively and have exchanged counter proposals. Negotiations are ongoing with mediation sessions conducted in the fourth quarter of fiscal 2016 and additional sessions planned for the first quarter of fiscal 2017. Pursuant to the project agreement, the Cooperating Respondents fund through an escrow account the capital, operation, maintenance, and administrative costs of certain treatment and water distribution facilities to be owned and operated by the water companies. There are also provisions in the project agreement for maintaining financial assurance.
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
As of December 31, 2016, the estimated range of anticipated costs was $126.8 million to $178.3 million and the accrued amount was $126.8 million included as a component of the Company’s environmental reserves. The primary reason for the increase in the reserve in fiscal 2015 related to BPOU is to reflect the anticipated costs through the term of a new project agreement, and the amount accrued is based on an estimate of the anticipated length of a new project agreement. There can be no assurance that the term of the new project agreement will not be longer than proposed by the Company and/or broader in scope and, if so, the Company may be required to make an additional accrual to reflect the longer time period and/or broader scope. Expenditures associated with this matter are partially recoverable. See Note 7(d) below for further discussion on recoverability.
Wabash, Indiana Site
As part of the Company's automotive business that was divested in 2004, the Company owned and operated a former rubber processing plant in Wabash, Indiana from 1937 to 2004. Pursuant to a request from the Indiana Department of Environmental Management (“IDEM”), the Company conducted an initial site investigation of the soil and groundwater at the site and a report was submitted to IDEM. By letter of June 11, 2014, IDEM directed the Company to conduct additional investigation of the site, including a vapor intrusion investigation in areas in and around the site where trichloroethene levels in groundwater were found to exceed screening levels for vapor intrusion. Vapor mitigation systems were installed in one residence and one business where indoor air screening levels were exceeded. The Company acquired a separate residence in August 2016 where indoor air screening levels were exceeded and a mitigation system was not economically feasible. The Company anticipates donating the property to the City of Wabash for use in connection with a city park.  The Company conducted further investigations of the site in accordance with the IDEM request and approved work plan. The Company met with IDEM on May 24, 2016 to present the results of the further investigation and IDEM requested the Company to submit a remedial action plan. The remedial action plan was submitted in January 2017 with implementation anticipated late 2017. The Company sent demands to other former owners/operators of the site to participate in the site work, but no party has agreed to participate as of yet. As of December 31, 2016, the estimated range of the Company's share of anticipated costs for the Wabash, Indiana site was $0.2 million to $0.7 million and the accrued amount was $0.2 million. None of the expenditures related to this matter are recoverable from the U.S. government.

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
A summary of the Company’s environmental reserve activity:

	Aerojet Rocketdyne- Sacramento	Aerojet Rocketdyne- BPOU	Other Aerojet Rocketdyne Sites	Total Aerojet Rocketdyne	Other (1)	Total Environmental Reserve
	(In millions)
November 30, 2013	$128.0	$26.9	$8.2	$163.1	$8.2	$171.3
Additions	24.0	4.5	3.3	31.8	1.9	33.7
Expenditures	(21.6)	(9.7)	(3.4)	(34.7)	(4.3)	(39.0)
November 30, 2014	130.4	21.7	8.1	160.2	5.8	166.0
Additions	44.3	129.7	2.0	176.0	0.6	176.6
Expenditures	(21.7)	(11.3)	(2.3)	(35.3)	(1.2)	(36.5)
November 30, 2015	153.0	140.1	7.8	300.9	5.2	306.1
Additions	0.5	—	—	0.5	—	0.5
Expenditures	(0.9)	(3.4)	—	(4.3)	—	(4.3)
December 31, 2015	152.6	136.7	7.8	297.1	5.2	302.3
Additions	80.0	3.5	3.9	87.4	—	87.4
Expenditures	(22.5)	(13.4)	(3.2)	(39.1)	(0.9)	(40.0)
December 31, 2016	$210.1	$126.8	$8.5	$345.4	$4.3	$349.7
_____
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
As part of the acquisition of the Atlantic Research Corporation (“ARC”) propulsion business in 2003, Aerojet Rocketdyne entered into an agreement with ARC pursuant to which Aerojet Rocketdyne is responsible for up to $20.0 million of costs (“Pre-Close Environmental Costs”) associated with environmental issues that arose prior to Aerojet Rocketdyne’s acquisition of the ARC propulsion business. ARC is responsible for any cleanup costs relating to the ARC acquired businesses in excess of $20.0 million. Pursuant to a separate agreement with the U.S. government which was entered into prior to the completion of the ARC acquisition, these costs are recovered through the establishment of prices for Aerojet Rocketdyne’s products and services sold to the U.S. government. A summary of the Pre-Close Environmental Costs (in millions):

Pre-Close Environmental Costs	$20.0
Amount spent through December 31, 2016	(19.9)
Remaining Pre-Close Environmental Costs	$0.1
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
Estimated Recoveries
On January 12, 1999, Aerojet Rocketdyne and the U.S. government implemented the October 1997 Agreement in Principle (“Global Settlement”) resolving certain prior environmental and facility disagreements, with retroactive effect to December 1, 1998. Under the Global Settlement, Aerojet Rocketdyne and the U.S. government resolved disagreements about an appropriate cost-sharing ratio with respect to the clean-up costs of the environmental contamination. The Global Settlement cost-sharing ratio does not have a defined term over which costs will be recovered. Additionally, in conjunction with the sale of the EIS business in 2001, Aerojet Rocketdyne entered into an agreement with Northrop (the “Northrop Agreement”) whereby Aerojet Rocketdyne is reimbursed by Northrop for a portion of environmental expenditures eligible for recovery under the Global Settlement, subject to an annual and a cumulative limitation. The current annual billing limitation to Northrop is $6.0 million.
Most of the environmental costs are incurred by the Company's Aerospace and Defense segment, and certain of these future costs are allowable to be included in the Company’s contracts with the U.S. government and allocable to Northrop until the cumulative expenditure limitation is reached. Excluding the receivable from Northrop of $68.0 million discussed below, the Company currently estimates approximately 24% of its future Aerospace and Defense segment environmental costs will not likely be reimbursable.
Allowable environmental costs are charged to the Company’s contracts as the costs are incurred. Because these costs are recovered through forward-pricing arrangements, the ability of Aerojet Rocketdyne to continue recovering these costs from the U.S. government depends on Aerojet Rocketdyne’s sustained business volume under U.S. government contracts and programs.
Pursuant to the Northrop Agreement, environmental expenditures to be reimbursed are subject to annual limitations and the total reimbursements are limited to cumulative expenditure limitation of $189.7 million. A summary of the Northrop Agreement activity (in millions):

Total reimbursable costs under the Northrop Agreement	$189.7
Amount reimbursed through December 31, 2016	(119.2)
Potential future cost reimbursements available	70.5
Receivable from Northrop in excess of the annual limitation included in the consolidated balance sheet as of December 31, 2016	(68.0)
Potential future recoverable amounts available under the Northrop Agreement	$2.5
While the Company is currently seeking an arrangement with the U.S. government to recover environmental expenditures in excess of the reimbursement ceiling identified in the Northrop Agreement and Global Settlement, there can be no assurances that such a recovery will be obtained, or if not obtained, that such unreimbursed environmental expenditures will not have a materially adverse effect on the Company’s operating results, financial condition, and/or cash flows.

Environmental reserves and estimated recoveries impact to the consolidated statements of operations
The expenses associated with adjustments to the environmental reserves are recorded as a component of other expense, net in the consolidated statements of operations. Summarized financial information for the impact of environmental reserves and recoveries to the consolidated statements of operations were as follows:

	Year Ended			One month ended
	December 31,	November 30,	November 30,	December 31,
	2016	2015	2014	2015
	(In millions)
Estimated recoverable amounts under U.S. government contracts and Northrop	$69.1	$159.3	$22.9	$0.6
Expense (benefit) to consolidated statement of operations	18.3	17.3	10.8	(0.1)
Total environmental reserve adjustments	$87.4	$176.6	$33.7	$0.5
e.  Arrangements with Off-Balance Sheet Risk
As of December 31, 2016, arrangements with off-balance sheet risk consisted of:

•
$45.3 million in outstanding commercial letters of credit expiring throughout 2017, the majority of which may be renewed, primarily to collateralize obligations for environmental remediation and insurance coverage.

•	$44.5 million in outstanding surety bonds to primarily satisfy indemnification obligations for environmental remediation coverage.

•	Up to $120.0 million aggregate in guarantees by the Company of Aerojet Rocketdyne’s obligations to U.S. government agencies for environmental remediation activities.

•	Guarantees, jointly and severally, by the Company’s material domestic subsidiaries of their obligations under the Senior Credit Facility.
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

Note 8.	Stockholders’ Deficit
a.  Preference Stock
As of December 31, 2016 and 2015, 15.0 million shares of preferred stock were authorized and none were issued or outstanding.
b.  Common Stock
As of December 31, 2016, the Company had 150.0 million authorized shares of common stock, par value $0.10 per share, of which 69.2 million shares were issued and outstanding, and 32.1 million shares were reserved for future issuance for the exercise of stock options (seven and ten year contractual life) and restricted stock (no maximum contractual life), payment of awards under stock-based compensation plans, and conversion of the Company’s convertible debt. See Note 3(k) for information about the Company’s redeemable common stock.
c.  Treasury Stock
The Company has repurchased 3.5 million of its common shares at a cost of $64.5 million. The Company reflects stock repurchases in its financial statements on a “settlement” basis.
d.  Stock-based Compensation
Total stock-based compensation expense (benefit) by type of award was as follows:

	Year Ended			One month ended
	December 31,	November 30,	November 30,	December 31,
	2016	2015	2014	2015
	(In millions)
Stock Appreciation Rights ("SAR")	$2.2	$1.8	$(3.2)	$(1.4)
Restricted stock, service based	3.6	5.6	4.3	0.3
Restricted stock, performance based	5.7	0.1	4.3	0.6
Employee stock purchase plan ("ESPP")	0.5	0.3	—	—
Stock options	0.9	0.8	0.3	0.1
Total stock-based compensation expense (benefit)	$12.9	$8.6	$5.7	$(0.4)
Stock Appreciation Rights: As of December 31, 2016, a total of 1.0 million SARS were outstanding under the 1999 Equity and Performance Incentive Plan (“1999 Plan”) and 2009 Equity and Performance Incentive Plan (“2009 Plan”). SARS granted to employees generally vest in one-third increments at one year, two years, and three years from the date of grant and have a ten year contractual life under the 1999 Plan and a seven year contractual life under the 2009 Plan. SARS granted to directors of the Company typically vest over a one year service period (half after six months and half after one year) and have a ten year contractual life under the 1999 Plan and a seven year contractual life under the 2009 Plan. These awards are similar to the Company’s employee stock options, but are settled in cash rather than in shares of common stock, and are classified as liability awards. Compensation cost for these awards is determined using a fair-value method and remeasured at each reporting date until the date of settlement. Stock-based compensation expense recognized is based on SARS ultimately expected to vest, and therefore it has been reduced for estimated forfeitures.
A summary of the status of the Company’s SARS as of December 31, 2016 and changes during fiscal 2016 and the one month ended December 31, 2015:

	SARS (In millions)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (In millions)
Outstanding at November 30, 2015	0.8	$8.70
Outstanding at December 31, 2015	0.8	8.64
Granted	0.5	15.97
Exercised	(0.2)	8.50
Canceled	(0.1)	16.80
Outstanding at December 31, 2016	1.0	$11.52	3.8	$6.3
Exercisable at December 31, 2016	0.5	$7.40	1.5	$5.4
The weighted average grant date fair value for SARS granted in fiscal 2016 was $7.66. No SARS were granted in fiscal 2015, 2014 and the one month ended December 31, 2015. The total intrinsic value for SARS liabilities paid in fiscal 2016, 2015, and 2014 was $2.3 million, $3.3 million, and $1.0 million, respectively. As of December 31, 2016, there was $2.6 million of total stock-based compensation related to nonvested SARS. That cost is expected to be recognized over an estimated weighted-average amortization period of 25 months.
Restricted Stock, service-based: As of December 31, 2016, a total of 0.6 million shares of service-based restricted stock were outstanding which vest based on years of service under the 2009 Plan. Restricted shares are granted to key employees and directors of the Company. The fair value of the restricted stock awards was based on the closing market price of the Company’s common stock on the date of award and is being amortized on a straight line basis over the service period. Stock-based compensation expense recognized is based on service-based restricted stock ultimately expected to vest, and therefore it has been reduced for estimated forfeitures.

A summary of the status of the Company’s service-based restricted stock as of December 31, 2016 and changes during fiscal 2016 and the one month ended December 31, 2015:

	Service Based Restricted Stock (In millions)	Weighted Average Grant Date Fair Value
Outstanding at November 30, 2015 and December 31, 2015	0.5	$18.22
Granted	0.4	17.65
Exercised	(0.2)	17.30
Canceled	(0.1)	17.97
Outstanding at December 31, 2016	0.6	$18.06
Expected to vest at December 31, 2016	0.6	$18.28
As of December 31, 2016, there was $6.4 million of total stock-based compensation related to nonvested service-based restricted stock. That cost is expected to be recognized over an estimated weighted-average amortization period of 20 months. At December 31, 2016, the intrinsic value of the service-based restricted stock outstanding was $10.6 million and the intrinsic value of service-based restricted stock expected to vest was $10.2 million. The weighted average grant date fair values for service-based restricted stock granted in fiscal 2015 and 2014 was $20.70 and $17.22, respectively.
Restricted Stock, performance-based Company metrics: As of December 31, 2016, a total of 1.1 million shares of performance-based restricted shares were outstanding under the 2009 Plan. The performance-based restricted stock vests if the Company meets various operations and earnings targets set by the Organization & Compensation Committee of the Board. The fair value of the performance-based restricted stock awards was based on the closing market price of the Company’s common stock on the date of award and is being amortized over the estimated service period to achieve the operations and earnings targets. Stock-based compensation expense recognized for all years presented is based on performance-based restricted stock ultimately expected to vest, and therefore it has been reduced for estimated forfeitures.
A summary of the status of the Company’s performance-based restricted stock as of December 31, 2016 and changes during fiscal 2016 and the one month ended December 31, 2015:

	Performance Based Restricted Stock (In millions)	Weighted Average Grant Date Fair Value
Outstanding at November 30, 2015	1.0	$18.89
Outstanding at December 31, 2015	1.0	18.94
Granted	0.5	15.97
Exercised	(0.1)	16.71
Canceled	(0.3)	18.78
Outstanding at December 31, 2016	1.1	$17.85
Expected to vest at December 31, 2016	1.1	$17.90
As of December 31, 2016, there was $5.6 million of total stock-based compensation related to nonvested performance-based restricted stock. That cost is expected to be recognized over an estimated weighted-average amortization period of 14 months. At December 31, 2016, the intrinsic value of the performance-based restricted stock outstanding was $19.9 million and the intrinsic value of the performance-based restricted stock expected to vest was $11.6 million. The weighted average grant date fair values for performance-based restricted stock granted in fiscal 2015 and 2014 was $21.33 and $17.25, respectively.
Employee Stock Purchase Plan: The ESPP initially offered in fiscal 2015 enables eligible employees the opportunity to purchase the Company’s common stock at a price not less than 85% of the fair market value of the common stock on the last day of the respective offering period. A maximum of 1.5 million shares are authorized for issuance under the ESPP under the 2009 Plan. During fiscal 2016, 0.2 million shares were issued under the ESPP at an average price of $18.11 per share. During the one month ended December 31, 2015, 0.1 million shares were issued under the ESPP at an average price of $15.66 per share. During fiscal 2015, 0.1 million shares were issued under the ESPP at an average price of $20.61 per share.
Stock Options: As of December 31, 2016, a total of 0.6 million stock options were outstanding under the 1999 Plan and 2009 Plan. The stock options granted in fiscal 2016 related to an award granted to the Executive Chairman, see the discussion below.

A summary of the status of the Company’s stock options as of December 31, 2016 and changes during fiscal 2016:

	Stock Options (In millions)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Intrinsic Value (In millions)
Outstanding at November 30, 2015 and December 31, 2015	0.6	$12.29
Granted	0.2	18.01
Exercised	(0.2)	6.45
Outstanding at December 31, 2016	0.6	$15.48	4.5	$2.3
Exercisable at December 31, 2016	0.2	$8.38	2.3	$2.3
Expected to vest at December 31, 2016	0.4	$20.19	6.0	$—
The total intrinsic value for options exercised in fiscal 2016, fiscal 2015, and fiscal 2014 was $2.1 million, $3.9 million, and $0.5 million, respectively. No options were exercised in the one month ended December 31, 2015. The weighted average grant date fair value for stock options granted in fiscal 2015 and 2014 was $23.04 and $10.33.
The following table summarizes the range of exercise prices and weighted-average exercise prices for options outstanding as of December 31, 2016 under the Company’s stock option plans:

		Outstanding
Period Granted	Range of Exercise Prices	Stock Options Outstanding (In millions)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)
2009	$4.54	0.1	$4.54	2.5
2010	$4.91	0.1	$4.91	0.9
2014	$16.59 - $17.27	0.1	$17.03	4.2
2015	$20.48 - $23.06	0.1	$23.04	5.2
2016	$18.01	0.2	$18.01	6.6
		0.6
Common Shares and Stock Options, performance-based: In August 2016, the Company granted the Executive Chairman 0.2 million performance-based common shares and 0.2 million performance-based stock options that vest according to the attainment of share prices ranging from $22.00 per share to $27.00 per share of the Company's stock. The performance-based common shares were valued at a weighted average price of $12.99 using a Monte Carlo model. The performance-based stock options were valued at a weighted average price of $5.81 using a Monte Carlo model. The Company recognizes the grant-date fair value of these awards, less estimated forfeitures, as stock-based compensation expense ratably over the estimated vesting period based on the number of awards expected to vest at each reporting date. As of December 31, 2016, there was $1.6 million of total stock-based compensation related to nonvested performance-based common shares. That cost is expected to be recognized over an estimated weighted-average amortization period of 7 months. The intrinsic value of the performance-based restricted stock outstanding and expected to vest at December 31, 2016 was $3.6 million. The Company used the following weighted average assumptions to value the awards:

	Performance- based common shares	Performance-based stock options
Expected life (in years)	1.04	0.99
Volatility	32.97%	39.58%
Risk-free interest rate	1.17%	1.43%
The Monte Carlo Model requires a single expected dividend yield as an input. The Senior Credit Facility restricts the payment of dividends and the Company does not anticipate paying cash dividends in the foreseeable future. Accordingly, the Company did not apply an expected dividend yield to the Monte Carlo Model.

Valuation Assumptions
The fair value of stock options was estimated using a Black-Scholes Model (except for the performance-based stock options discussed in the section above) with the following weighted average assumptions:

	Year ended
	November 30,	November 30,
	2015	2014
Expected life (in years)	7.0	7.0
Volatility	58.06%	58.92%
Risk-free interest rate	1.94%	2.27%
The Company did not grant any stock options during the one month ended December 31, 2015.
The fair value of SARS was estimated using a Black-Scholes Model with the following weighted average assumptions:

	Year Ended			One month ended
	December 31,	November 30,	November 30,	December 31,
	2016	2015	2014	2015
Expected life (in years)	4.0	2.1	2.6	2.0
Volatility	36.00%	34.00%	28.00%	34.00%
Risk-free interest rate	1.65%	0.94%	0.75%	0.79%
Expected Term: The Company’s expected term represents the period that the Company’s stock-based awards are expected to be outstanding and was determined based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards and vesting schedules.
Expected Volatility: The fair value of stock-based payments was determined using the Black-Scholes Model with a volatility factor based on the Company’s historical stock prices. The range of expected volatility used in the Black-Scholes Model was 32% to 45% as of December 31, 2016.
Expected Dividend: The Black-Scholes Model requires a single expected dividend yield as an input. The Senior Credit Facility restricts the payment of dividends and the Company does not anticipate paying cash dividends in the foreseeable future. Accordingly, the Company did not apply an expected dividend yield to the Black-Scholes Model for all periods presented.
Risk-Free Interest Rate: The Company bases the risk-free interest rate used in the Black-Scholes Model on the implied yield currently available on U.S. Treasury zero-coupon issues with an equivalent remaining term. The range of risk-free interest rates used in the Black-Scholes Model was 0.66% to 2.24% as of December 31, 2016.
Estimated Pre-vesting Forfeitures: When estimating forfeitures, the Company considers historical terminations as well as anticipated retirements.
Note 9. Operating Segments and Related Disclosures
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
Selected financial information for each reportable segment:

	Year Ended			One month ended
	December 31,	November 30,	November 30,	December 31,
	2016	2015	2014	2015
	(In millions)
Net Sales:
Aerospace and Defense	$1,753.9	$1,660.0	$1,596.0	$95.8
Real Estate	7.4	48.3	6.2	0.5
Total Net Sales	$1,761.3	$1,708.3	$1,602.2	$96.3
Segment Performance:
Aerospace and Defense	$184.1	$165.7	$148.6	$19.6
Environmental remediation provision adjustments	(18.3)	(16.6)	(8.8)	0.1
Retirement benefit expense, net (1)	(22.5)	(50.2)	(25.2)	(4.1)
Unusual items	—	(50.0)	(0.9)	(0.4)
Aerospace and Defense Total	143.3	48.9	113.7	15.2
Real Estate	4.3	34.4	4.2	0.2
Total Segment Performance	$147.6	$83.3	$117.9	$15.4
Reconciliation of segment performance to income (loss) from continuing operations before income taxes:
Segment performance	$147.6	$83.3	$117.9	$15.4
Interest expense	(32.5)	(50.4)	(52.7)	(3.8)
Interest income	0.6	0.3	0.1	—
Stock-based compensation expense	(12.9)	(8.6)	(5.7)	0.4
Corporate retirement benefit expense	(18.9)	(17.4)	(11.3)	(1.5)
Corporate and other	(20.1)	(22.1)	(20.5)	(1.5)
Unusual items	(34.5)	(1.9)	(60.8)	—
Income (loss) from continuing operations before income taxes	$29.3	$(16.8)	$(33.0)	$9.0
Aerospace and Defense	$46.4	$36.8	$43.1	$1.2
Real Estate	—	—	—	—
Corporate	1.2	—	0.3	—
Capital Expenditures	$47.6	$36.8	$43.4	$1.2
Aerospace and Defense	$64.2	$64.4	$63.0	$5.0
Real Estate	0.6	0.7	0.7	0.1
Corporate	0.1	—	—	—
Depreciation and Amortization	$64.9	$65.1	$63.7	$5.1
________
(1) Retirement benefit plan expense is net of cash funding to the Company's tax-qualified defined benefit pension plan which are recoverable costs under the Company's U.S. government contracts. The Company funded $27.5 million to its tax-qualified defined benefit pension plan in fiscal 2016 that was recoverable in the Company's fiscal 2016 U.S. government contracts.

	As of December 31,
	2016	2015
	(In millions)
Assets:
Aerospace and Defense (1)	$1,571.3	$1,591.3
Real Estate	128.7	124.5
Operating segment assets	1,700.0	1,715.8
Corporate	549.5	309.7
Total Assets	$2,249.5	$2,025.5
 _________

(1)
The Aerospace and Defense operating segment had $158.1 million of goodwill as of December 31, 2016 and 2015. In addition, as of December 31, 2016 and 2015 intangible assets balances (other than goodwill) were $94.4 million and $107.7 million, respectively, in the Aerospace and Defense operating segment.

Note 10. Cost Reduction Plan
During fiscal 2015, the Company initiated a competitive improvement program (the “CIP”) comprised of activities and initiatives aimed at reducing costs in order for the Company to continue to compete successfully. The CIP is composed of three major components: (i) facilities optimization and footprint reduction; (ii) product affordability; and (iii) reduced administrative and overhead costs. Under the CIP, the Company expects an estimated 500 headcount reduction. The Company currently estimates that it will incur restructuring and related costs over the four-year CIP program of approximately $82 million (excluding approximately $31 million of capital expenditures). The Company has incurred $18.4 million related to the CIP program through December 31, 2016 and additionally the Company has incurred $28.9 million in capital expenditures to support the CIP. A summary of the Company's CIP reserve activity:

	Severance	Retention	Total
	(In millions)
February 28, 2015	$—	$—	$—
Accrual established	12.9	2.7	15.6
Payments	(1.8)	—	(1.8)
November 30, 2015	11.1	2.7	13.8
Accrual	(0.2)	0.2	—
Payments	—	(1.2)	(1.2)
December 31, 2015	10.9	1.7	12.6
Accrual	—	2.3	2.3
Payments	(0.9)	(1.9)	(2.8)
Adjustments	(3.2)	—	(3.2)
December 31, 2016	$6.8	$2.1	$8.9
The costs associated with the CIP will be a component of the Company’s U.S. government forward pricing rates, and therefore, will be recovered through the pricing of the Company’s products and services to the U.S. government. In addition to the employee-related CIP obligations, the Company incurred non-cash accelerated depreciation expense of $0.7 million and $0.8 million in fiscal 2016 and 2015, respectively, associated with changes in the estimated useful life of long-lived assets impacted by the CIP.
In addition to the CIP, as part of the Company's ongoing effort to optimize business resources and achieve headcount reduction, the Company offered a Voluntary Reduction in Force ("VRIF") in July 2015 to substantially all employees. In connection with the VRIF, the Company recorded a liability of $2.6 million in the third quarter of fiscal 2015, consisting of costs for severance, employee-related benefits and other associated expenses. In addition, in December 2015, the Company offered a VRIF to certain employees at its Redmond, Washington location resulting in additional severance costs of $2.4 million consisting of costs for severance, employee-related benefits and other associated expenses.  In June 2016, the Company announced an organizational restructuring which was part of the on-going integration of Aerojet Rocketdyne to enhance the efficiency of Aerojet Rocketdyne and improve its competitive posture. In connection with the organizational restructuring, the Company recorded a liability of $1.1 million in the second quarter of fiscal 2016, consisting of costs for severance, employee-related benefits and other associated expenses. These costs will be a component of the Company’s U.S. government forward pricing rates, and therefore, will be recovered through the pricing of the Company’s products and services to the U.S. government.

Note 11.	Quarterly Financial Data (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In millions, except per share amounts)
2016
Net sales	$356.9	$408.4	$463.8	$532.2
Cost of sales (exclusive of items shown separately on Statement of Operations)	309.7	356.5	405.4	455.8
Income (loss) from continuing operations before income taxes	8.7	11.5	(25.2)	34.3
Income (loss) from continuing operations	5.2	5.9	(11.0)	18.0
(Loss) income from discontinued operations, net of income taxes	(0.1)	—	(0.1)	0.1
Net income (loss)	5.1	5.9	(11.1)	18.1
Basic income (loss) per share from continuing operations	0.08	0.09	(0.17)	0.26
Basic (loss) income per share from discontinued operations, net of income taxes	—	—	—	—
Basic net income (loss) per share	0.08	0.09	(0.17)	0.26
Diluted income (loss) per share from continuing operations	0.08	0.09	(0.17)	0.25
Diluted (loss) income per share from discontinued operations, net of income taxes	—	—	—	—
Diluted net income (loss) per share	0.08	0.09	(0.17)	0.25

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In millions, except per share amounts)
2015
Net sales	$323.0	$457.8	$441.0	$486.5
Cost of sales (exclusive of items shown separately on Statement of Operations)	285.4	372.7	373.1	428.3
(Loss) income from continuing operations before income taxes	(9.3)	37.2	(60.2)	15.5
(Loss) income from continuing operations	(3.5)	17.3	(38.5)	7.6
Income from discontinued operations, net of income taxes	0.2	—	0.6	0.1
Net (loss) income	(3.3)	17.3	(37.9)	7.7
Basic (loss) income per share from continuing operations	(0.06)	0.28	(0.62)	0.12
Basic income per share from discontinued operations, net of income taxes	—	—	0.01	—
Basic net (loss) income per share	(0.06)	0.28	(0.61)	0.12
Diluted (loss) income per share from continuing operations	(0.06)	0.25	(0.62)	0.12
Diluted income per share from discontinued operations, net of income taxes	—	—	0.01	—
Diluted net (loss) income per share	(0.06)	0.25	(0.61)	0.12

Note 12.	Transition Period Financial Information
The following table presents selected financial data for the one month ended December 31, 2015 and 2014:

	One month ended December 31,
	2015	2014
		(Unaudited)
	(In millions,
	except per share amounts)
Net sales	$96.3	$78.2
Cost of sales (exclusive of items shown separately on Statement of Operations)	75.4	71.9
Operating income (loss)	12.8	(4.7)
Income (loss) from continuing operations before income taxes	9.0	(9.6)
Income tax provision (benefit)	2.0	(3.4)
Net income (loss)	7.0	(6.2)
Basic income (loss) per share from continuing operations	0.11	(0.11)
Basic net income (loss) per share	0.11	(0.11)
Diluted income (loss) per share from continuing operations	0.10	(0.11)
Diluted net income (loss) per share	0.10	(0.11)

Note 13.	Unusual Items
Total unusual items expense, a component of other expense, net in the consolidated statements of operations:

	Year Ended			One month ended
	December 31,	November 30,	November 30,	December 31,
	2016	2015	2014	2015
	(In millions)
Aerospace and Defense:
Loss on legal matters and settlements	$—	$50.0	$0.9	$0.4
Aerospace and defense unusual items	—	50.0	0.9	0.4
Corporate:
Loss on debt repurchased\redeemed	34.4	1.9	60.6	—
Loss on bank amendment	0.1	—	0.2	—
Corporate unusual items	34.5	1.9	60.8	—
Total unusual items	$34.5	$51.9	$61.7	$0.4
Fiscal 2016 Activity:
On July 18, 2016, the Company redeemed $460.0 million principal amount of its 7 1/8% Notes, representing all of the outstanding 7 1/8% Notes, at a redemption price equal to 105.344% of the principal amount, plus accrued and unpaid interest. The Company incurred a pre-tax charge of $34.1 million in the third quarter of fiscal 2016 associated with the extinguishment of the 7 1/8% Notes. The $34.1 million pre-tax charge was the result of the $24.6 million paid in excess of the par value and $9.5 million associated with the write-off of unamortized deferred financing costs. The Company funded the redemption in part through a $400.0 million term loan under the Company's Senior Credit Facility (see Note 5).
The Company retired $13.0 million principal amount of its delayed draw term loan resulting in a loss of $0.3 million.
The Company recorded a charge of $0.1 million associated with an amendment to the Senior Credit Facility.
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
A summary of the Company’s loss on the 4 1/16% Debentures repurchased (in millions):

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

Note 14.	Subsequent Event
In December 2016, the Company notified holders of its 4 1/16% Debentures that the Company would redeem, on February 3, 2017, all of their 4 1/16% Debentures at a purchase price equal to 100% of the principal amount of the 4 1/16% Debentures to be redeemed, plus any accrued and unpaid interest. In January 2017, $35.6 million of the 4 1/16% Debentures (the entire amount outstanding as of December 31, 2016) were converted to 3.9 million shares of common stock.

On February 22, 2017, the Company announced that it signed a definitive agreement to purchase Coleman Aerospace from L3 Technologies, Inc. for $15 million in cash, subject to customary adjustments. The transaction closed on February 24, 2017. Coleman Aerospace will operate as a subsidiary of Aerojet Rocketdyne, Inc. and will be renamed Aerojet Rocketdyne Coleman Aerospace, Inc.

 Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Disclosure Controls and Procedures
As of December 31, 2016, we conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed to provide reasonable assurance that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2016 because of the material weakness in our internal control over financial reporting described below. In light of the material weakness discussed below, the Company performed additional analysis and other post-closing procedures to ensure our consolidated financial statements are prepared in accordance with generally accepted accounting principles. Accordingly, management has concluded that the Company's consolidated financial statements included in this Annual Report on Form 10-K fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented therein.
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
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. We previously identified and disclosed, a material weakness in our internal control over financial reporting. We did not maintain adequate controls over the completeness and accuracy of our accounting for income taxes, including the income tax provision and related tax assets and liabilities. Specifically, we did not design effective controls related to the preparation and review of the financial information used in the calculation of our annual and quarterly income tax provision.
This material weakness resulted in errors to deferred tax assets, income taxes payable, uncertain tax positions and income tax expense accounts in the consolidated financial statements for the year ended December 31, 2016, the one month period ended December 31, 2015 and the year ended November 30, 2015. This material weakness did not result in a material misstatement of the Company’s consolidated financial statements for the year ended December 31, 2016, the one month period ended December 31, 2015 or the year ended November 30, 2015.

Additionally, this material weakness could result in a misstatement of the aforementioned account balances or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.
Because of this material weakness, management concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2016, based on criteria in Internal Control - Integrated Framework (2013) issued by the COSO.
The effectiveness of our internal control over financial reporting as of December 31, 2016 has been audited by PricewaterhouseCoopers LLP, our independent registered public accounting firm. Their report appears in Item 8 of this Form 10-K.
Remediation Efforts to Address Material Weakness
We continue to evaluate the composition of the internal controls in place for our income tax accounting and have begun or intend to perform the following:

•	Hire additional tax resources (either internal or external) with the requisite skillset to supplement the current complement of tax professionals in place; and

•	Develop and implement controls that will be executed consistently to validate the completeness and accuracy of the financial information utilized in our accounting for income taxes.
During the fourth quarter of fiscal 2016, we designed and implemented a control to evaluate significant and/or unusual transactions entered into during quarterly periods for income tax provision implications. This is accomplished through a review of the Company’s quarterly significant transaction listing, discussions with management, and subsequent consultation with the Company’s third party tax service provider as necessary.
In addition, during the fourth quarter of fiscal 2016, a third party tax service provider performed an assessment of the completeness and accuracy of our population of deferred tax balances at December 31, 2016, which we intend to leverage going forward in the performance of our annual deferred tax balance reconciliation efforts.
As part of our ongoing monitoring effort of our internal control over financial reporting, we will report progress and status of the above remediation efforts to the Audit Committee on a periodic basis throughout the year.
Changes in Internal Control Over Financial Reporting
As described in the “Remediation Efforts to Address Material Weakness” section above, there have been changes in internal control over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the effectiveness of our internal control over financial reporting.
Item  9B. Other Information
None.
PART III
Item  10. Directors, Executive Officers and Corporate Governance
Directors of the Registrant
Information with respect to directors of the Company who will stand for election at the 2017 Annual Meeting of Stockholders is set forth under the heading “PROPOSAL 1 - ELECTION OF DIRECTORS” in our 2017 Proxy Statement for our 2017 Annual Meeting of Stockholders (“2017 Proxy Statement”), which will be filed with the SEC within 120 days after the close of our fiscal year. Such information is incorporated herein by reference.
The information in our 2017 Proxy Statement set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated herein by reference. Information regarding stockholder communications with our Board of Directors may be found under the caption “Communications with Directors” in our 2017 Proxy Statement and is incorporated herein by reference.
Executive Officers of the Registrant
The following is as of December 31, 2016:

Name	Title	Other Business Experience	Age

Warren G. Lichtenstein	Executive Chairman (since June 2016)
Chairman, March 2013 — June 2016 (director since 2008); Executive Chairman of Steel Partners Holdings GP Inc., the general partner of Steel Partners Holdings L.P. February 2013 — Present; Chairman and CEO of general partner of Steel Partners Holdings L.P. July 2009 — February 2013; Chairman Handy & Harman Ltd. (formerly known as WHX Corporation) July 2005 — Present; Executive Chairman ModusLink Global Solutions, Inc ("ModusLink") June 2016 — Present; Interim CEO ModusLink March 2016 — June 2016; Chairman ModusLink March 2013 — June 2016; Chairman Steel Excel May 2011 — Present (director since 2010); Director SL Industries, Inc. October 2010 — Present; Director (formerly Chairman) SL Industries January 2002 — May 2008; CEO SL Industries February 2002 — August 2005.

			51
Eileen P. Drake	Chief Executive Officer and President (since June 2015)	Chief Operating Officer, March 2015 — June 2015; Director, Woodward, Inc. February 2017 - present; President of Pratt & Whitney AeroPower’s auxiliary power unit and small turbojet propulsion business, UTC 2012 — 2015; Vice President of Operations, UTC 2009 — 2012; Vice President of Quality, Environmental Health & Safety, and Achieving Competitive Excellence, UTC 2003 — 2009; Product Line Manager and Plant Manager, Ford Motor Company 1996 — 2003; United States Army 1989 — 1996.	50
Mark A. Tucker	Chief Operating Officer (since June 2015)	Senior Vice President, Enterprise Operations and Engineering, Aerojet Rocketdyne, Inc. October 2013 — June 2015; Vice President Special Programs, Aerospace Systems Sector, Northrop Grumman 1983 — 2013.	58
Paul R. Lundstrom	Vice President, Chief Financial Officer (since November 2016)	Vice President, Investor Relations, UTC 2014 — 2016; Vice President, Chief Financial Officer, Building & Industrial systems - North Asia (a UTC division) 2013 — 2014; Vice President, Chief Financial Officer, Climate/Controls/Security - Asia (a UTC division) 2011 — 2013; Vice President, Chief Financial Officer, Carrier Building Systems and Services, Carrier Corporation (a UTC division) 2009 — 2011.	41
Arjun L. Kampani	Vice President, General Counsel and Secretary (since April 2016)	Vice President, General Counsel and Corporate Secretary, General Dynamics Land Systems, Inc. 2010 — 2016; Director & Assistant General Counsel, General Dynamics Corporation 2006 — 2009; Assistant General Counsel and Assistant Corporate Secretary, Anteon International Corporation 2004 — 2006; Attorney, Business and Finance Department, Thelen Reid & Priest, LLP 1999 — 2004.	45

Kathleen E. Redd	Vice President, Chief Financial Officer (since January 2009), and Assistant Secretary (since March 2012), Retired March 2017	Secretary, February 2009 — March 2012; Vice President, Controller and Acting Chief Financial Officer September 2008 — January 2009; Vice President, Finance 2006 — 2008; Assistant Corporate Controller, 2002 — 2006; Acting Vice President Controller GDX Automotive, 2003 — 2004 (concurrent with Assistant Corporate Controller position during divestiture activities); Vice President, Finance, for Grass Valley Group, 2001 — 2002; Vice President, Finance for JOMED, Inc., 2000 — 2001; Controller for EndoSonics Corporation, 1996 — 2000.	55
The Company’s executive officers generally hold terms of office of one year and/or until their successors are elected and serve at the discretion of the Board.
Code of Ethics and Corporate Governance Guidelines
The Company has adopted a code of ethics known as the Code of Business Conduct that applies to the Company’s employees including the principal executive officer and principal financial officer. Amendments to the Code of Business Conduct and any grant of a waiver from a provision of the Code of Business Conduct requiring disclosure under applicable SEC rules will be disclosed on the Company’s website at www.AerojetRocketdyne.com. Copies of the Code of Business Conduct and the Company’s Corporate Governance Guidelines are available on the Company’s web site at www.AerojetRocketdyne.com (copies are available in print to any stockholder or other interested person who requests them by writing to Secretary, Aerojet Rocketdyne Holdings, Inc., 222 N. Sepulveda Blvd, Suite 500, El Segundo, California 90245).
Audit Committee and Audit Committee Financial Expert
Information regarding the Audit Committee and the Audit Committee’s Financial Expert is set forth under the heading “Board Committees” in our 2017 Proxy Statement and is incorporated herein by reference.
Item 11. Executive Compensation
Information concerning executive compensation may be found under the captions “Executive Compensation,” “2016 Director Compensation Table,” “Compensation Discussion and Analysis,” “Summary Compensation Table,” “2016 Grants of Plan-Based Awards,” “Outstanding Equity Awards at 2016 Fiscal Year End,” “2016 Option/SAR Exercises and Stock Vested,” “2016 Pension Benefits,” “2016 Non-Qualified Deferred Compensation,” “Potential Payments upon Termination of Employment or Change in Control,” “Employment Agreement and Indemnity Agreements,” “Director Compensation,” “Organization & Compensation Committee Report” and “Compensation Committee Interlocks and Insider Participation” of our 2017 Proxy Statement. Such information is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information under the headings “Security Ownership of Certain Beneficial Owners” and “Security Ownership of Officers and Directors” in our 2017 Proxy Statement is incorporated herein by reference.

Equity Compensation Plan Information
The table below sets forth certain information regarding the following equity compensation plans of the Company, pursuant to which we have made equity compensation available to eligible persons, as of December 31, 2016: (i) 1999 Equity and Performance Incentive Plan; and (ii) 2009 Equity and Performance Incentive Plan. Both plans have been approved by our stockholders.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options,Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity compensation plans approved by stockholders
Stock options	601,585	$15.48
Restricted shares (2)	—
Performance shares (3)	—
Total	601,585	$15.48	2,946,979	(1)
Equity compensation plans not approved by stockholders (4)	—	N/A	—
Total	601,585	$15.48	2,946,979
 _________

(1)
As of December 31, 2016, there are no more shares available to be issued under any type of incentive award under the 1999 Equity and Performance Incentive Plan. The maximum number of shares available for issuance to participants under the 2009 Equity and Performance Incentive Plan is 7,450,000 shares, all of which may be awarded as incentive stock options. Subject to the total shares available to be issued under the plan, the following specific limits apply: (A) no more than 300,000 shares may be issued to nonemployee directors and no nonemployee director may receive more than 150,000 shares in any fiscal year; (B) no more than 200,000 shares subject to stock options, including incentive stock options, may be granted to any participant in any fiscal year; (C) no more than 200,000 shares subject to stock appreciation rights may be granted to any participant in any fiscal year; (D) no more than 200,000 shares may be granted to any participant in any fiscal year pursuant to an award of restricted stock or restricted stock units; (E) no more than 200,000 shares may be granted to any participant in any fiscal year pursuant to an award of performance shares or performance units; and (F) no more than 100,000 shares may be granted to any participant in any fiscal year pursuant to a stock-based award other than described above.

(2)	As of December 31, 2016, 1,697,929 shares had been granted as restricted shares that had not yet vested.

(3)	As of December 31, 2016, 200,000 shares had been granted as performance shares that had not yet vested.

(4)
The Company also maintains the Aerojet Rocketdyne Holdings, Inc. and Participating Subsidiaries Deferred Bonus Plan. Prior to 2016, this plan allowed participating employees to defer a portion of their compensation for future distribution. All or a portion of such deferrals made prior to November 30, 2009 could be allocated to an account based on the Company’s common stock and does permit limited distributions in the form of Company common shares. However, distributions in the form of common shares are permitted only at the election of the Organization & Compensation Committee of the Board of Directors and, according to the terms of the plan, individuals serving as officers or directors of the Company are not permitted to receive distributions in the form of Company common shares until at least six months after such individual ceases to be an officer or director of the Company. The table does not include information about this plan because no options, warrants or rights are available under this plan and no specific number of shares is set aside under this plan as available for future issuance. Based upon the price of Company common shares on December 31, 2016, the maximum number of shares that could be distributed to employees not subject to the restrictions on officers and directors (if permitted by the Organization & Compensation Committee) would be 4,224. This plan was amended effective November 30, 2009 to prevent the application of future deferrals to the Company common stock investment program.

Item 13. Certain Relationships and Related Transactions, and Director Independence
Information regarding certain transactions and employment agreements with management is set under the headings “Employment Agreement and Indemnity Agreements,” “Related Person Transaction Policy” and “Potential Payments upon Termination of Employment or Change in Control” in our 2017 Proxy Statement and is incorporated herein by reference. Information regarding director independence is set forth under the heading “Determination of Independence of Directors” in our 2017 Proxy Statement and is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services
The information in our 2017 Proxy Statement set forth under the captions “Proposal 4 - Ratification of the Appointment of Independent Auditors,” “Audit Fees,” “Audit-Related Fees,” “Tax Fees,” “All Other Fees,” and “Policy on Audit Committee

Pre-Approval of Audit and Permissible Non-Audit Services of the Company’s Independent Auditors” is incorporated herein by reference.
Part IV
Item 15. Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this report:

(1)	FINANCIAL STATEMENTS

Page Number
Report of Independent Registered Public Accounting Firm	60
Consolidated Statements of Operations for the twelve months ended December 31, 2016, one month ended December 31, 2015, and for the twelve months ended November 30, 2015 and 2014	61
Consolidated Statements of Comprehensive Income (Loss) for the twelve months ended December 31, 2016, one month ended December 31, 2015, and for the twelve months ended November 30, 2015 and 2014	62
Consolidated Balance Sheets as of December 31, 2016 and 2015	63
Consolidated Statements of Stockholders’ Equity (Deficit) for the twelve months ended December 31, 2016, one month ended December 31, 2015, and for the twelve months ended November 30, 2015 and 2014	64
Consolidated Statements of Cash Flows for the twelve months ended December 31, 2016, one month ended December 31, 2015, and for the twelve months ended November 30, 2015 and 2014	65
Notes to Consolidated Financial Statements	66

(b)	EXHIBITS

Table Item No.	Exhibit Description
2.1
Amended and Restated Stock and Asset Purchase Agreement, dated as of June 12, 2013, by and between United Technologies Corporation and GenCorp Inc. was filed as Exhibit 2.1 to GenCorp Inc.’s Current Report on Form 8-K dated June 14, 2013 (File No. 1-01520), and is incorporated herein by reference.**

2.2	Plan of Conversion, dated April 11, 2014 was filed as Exhibit 2.1 to GenCorp Inc.’s Current Report on Form 8-K dated April 11, 2014 (File No. 1-01520), and is incorporated herein by reference.
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

3.3
Certificate of Incorporation, as of April 11, 2014, as amended on April 27, 2015 was filed as Exhibit 3.3 to Aerojet Rocketdyne Holdings, Inc.’s Annual Report on Form 10-K for the fiscal year ended November 30, 2015 (File No. 1-01520), and is incorporated herein by reference.

3.4
Aerojet Rocketdyne Holdings, Inc. Second Amended and Restated Bylaws was filed as Exhibit 3.1 to Aerojet Rocketdyne Holdings, Inc.’s Current Report on Form 8-K dated January 20, 2016 (File No. 1-01520), and is incorporated herein by reference.

4.1	GenCorp Retirement Savings Plan was filed as Exhibit 4.1 to GenCorp Inc.’s Registration Statement on Form S-8 filed on June 30, 2008 (File No. 333-0152032) and incorporated herein by reference.
4.2
Indenture, dated as of December 21, 2009, between GenCorp Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to GenCorp’s 4.0625% Convertible Subordinated Debentures due 2039 was filed as Exhibit 4.1 to GenCorp Inc.’s Current Report on Form 8-K filed on December 21, 2009 (File 1-01520) and is incorporated herein by reference.

4.3
Form of 4.0625% Convertible Subordinated Debenture due 2039 was filed as Exhibit 4.2 to GenCorp Inc.’s Current Report on Form 8-K dated December 21, 2009 (File No. 1-01520), as amended, and incorporated herein by reference.

4.4	Form of Common Stock Certificate was filed as Exhibit 4.1 to GenCorp Inc.’s Current Report on Form 8-K dated April 11, 2014 (File No. 1-01520), and is incorporated herein by reference.
4.5
GenCorp Inc. Amended and Restated 2009 Equity and Performance Incentive Plan was filed as Exhibit 4.1 to GenCorp Inc.’s Registration Statement on Form S-8 dated April 9, 2015 (File No. 333-203319), and is incorporated herein by reference.

4.6
Indenture, dated as of December 14, 2016, between Aerojet Rocketdyne Holdings, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to Aerojet Rocketdyne Holdings, Inc.’s 2.25% Convertible Senior Notes due 2023 was filed as Exhibit 4.1 to Aerojet Rocketdyne Holding, Inc.’s Current Report on Form 8-K dated December 14, 2016 (File No. 1-01520), and is incorporated herein by reference.

4.7
Form of 2.25% Convertible Senior Note due 2023 was filed as Exhibit 4.2 to Aerojet Rocketdyne Holdings, Inc.’s Current Report on Form 8-K dated December 14, 2016 (File No. 1-01520), and is incorporated herein by reference.

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

10.8†
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

10.11†
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

10.17
Second Amended and Restated Shareholder Agreement dated as of March 5, 2008, by and between GenCorp Inc. and Steel Partners II L.P. was filed as Exhibit 10.1 to GenCorp Inc.’s Current Report on Form 8-K filed on March 10, 2008 (File No. 1-01520), and is incorporated herein by reference.

10.18†
Director Stock Appreciation Rights Agreement between GenCorp Inc. and Directors for grants of stock appreciation rights under the GenCorp Inc. 2009 Equity and Performance Incentive Plan was filed as Exhibit 10.4 to GenCorp Inc.’s Quarterly Report on Form 10-Q for the third quarter ended August 31, 2009 (File No. 1-01520), and is incorporated herein by reference.

10.19†
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

10.25
Settlement Agreement by and between Aerojet and United States of America, dated November 29, 1992, was filed as Exhibit 10.52 to GenCorp Inc.’s Annual Report on Form 10-K for the fiscal year ended November 30, 2009 (File No. 1-01520), and is incorporated herein by reference.

10.26
Modification No. 1 to the November 29, 1992 Settlement Agreement by and between Aerojet and United States of America, dated October 27, 1998, was filed as Exhibit 10.53 to GenCorp Inc.’s Annual Report on Form 10-K for the fiscal year ended November 30, 2009 (File No. 1-01520), and is incorporated herein by reference.

10.27†
Amendment to the GenCorp Inc. Deferred Compensation Plan for Nonemployee Directors, as amended, effective April 11, 2013 was filed as Exhibit 10.1 to GenCorp Inc.’s Quarterly Report on Form 10-Q for the second quarter ended May 31, 2013 (File No. 1-01520), and is incorporated herein by reference.

10.28†
Stock Option Cancellation Agreement, dated July 9, 2013, between GenCorp Inc. and Kathleen E. Redd was filed as Exhibit 10.1 to GenCorp Inc.’s Current Report on Form 8-K dated July 12, 2013 (File No. 1-01520), and is incorporated herein by reference.

10.29	Form of Indemnification Agreement was filed as Exhibit 10.1 to GenCorp Inc.’s Current Report on Form 8-K dated April 11, 2014 (File No. 1-01520), and is incorporated herein by reference.
10.30
Amended and Restated 2013 Employee Stock Purchase Plan, dated as of June 24, 2014 was filed as Exhibit 10.1 to GenCorp Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2014 (File No. 1-01520), and is incorporated herein by reference.

10.31†
Amended and Restated Deferred Compensation Plan for Nonemployee directors, dated as of June 24, 2014 was filed as Exhibit 10.2 to GenCorp Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2014 (File No. 1-01520), and is incorporated herein by reference.

10.32†
Form of Restricted Stock Agreement between the Company and Employees for grants of time-based vesting of restricted stock under the GenCorp Inc. Amended and Restated 2009 Equity and Performance Incentive Plan was filed as Exhibit 10.4 to GenCorp Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2014 (File No. 1-01520), and is incorporated herein by reference.

10.33†
Form of Unrestricted Stock Agreement between the Company and Directors for grants of common stock under the GenCorp Inc. Amended and Restated 2009 Equity and Performance Incentive Plan was filed as Exhibit 10.5 to GenCorp Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2014 (File No. 1-01520), and is incorporated herein by reference.

10.34†
Form of Director Nonqualified Stock Option Agreement between the Company and Directors for grants of nonqualified stock options under the GenCorp Inc. Amended and Restated 2009 Equity and Performance Incentive Plan was filed as Exhibit 10.6 to GenCorp Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2014 (File No. 1-01520), and is incorporated herein by reference.

10.35†
Offer letter between GenCorp and Eileen Drake, dated March 2, 2015 was filed as Exhibit 10.1 to GenCorp Inc.’s Current Report on Form 8-K dated March 2, 2015 (File No. 1-01520), and is incorporated herein by reference.

10.36†
Separation and General Release Agreement between Aerojet Rocketdyne, Inc. and Warren M. Boley, Jr. dated March 5, 2015 was filed as Exhibit 10.1 to GenCorp Inc.’s Current Report on Form 8-K dated March 5, 2015 (File No. 1-01520), and is incorporated herein by reference.

10.37†
Transition and General Release Agreement between Aerojet Rocketdyne Holdings, Inc. and Scott J. Seymour dated July 7, 2015 was filed as Exhibit 10.1 to Aerojet Rocketdyne Holdings, Inc.’s Current Report on Form 8-K dated July 7, 2015 (File No. 1-01520), and is incorporated herein by reference.

10.38†
Executive Employment Agreement, dated as of November 23, 2015, between Aerojet Rocketdyne Holdings, Inc. and Eileen Drake was filed as Exhibit 10.1 to Aerojet Rocketdyne Holdings, Inc.’s Current Report on Form 8-K dated November 23, 2015 (File No. 1-01520), and is incorporated herein by reference.

10.39†
Separation Agreement and General Release between Aerojet Rocketdyne Holdings, Inc. and Christopher C. Cambria dated June 8, 2016 was filed as Exhibit 10.1 to Aerojet Rocketdyne Holdings, Inc.’s Current Report on Form 8-K dated June 8, 2016 (File No. 1-01520), and is incorporated herein by reference.

10.40
Fourth Amended and Restated Credit Agreement, dated as of June 17, 2016, among Aerojet Rocketdyne Holdings, Inc., as Borrower, each of those Material Domestic Subsidiaries of the Borrower identified as a “Guarantor” on the signature pages thereto and such other Material Domestic Subsidiaries of the Borrower as may from time to time become a party thereto, the several banks and other financial institutions from time to time parties thereto, and Bank of America, N.A., as Administrative Agent, Swingline Lender and an L/C Issuer was filed as Exhibit 10.1 to Aerojet Rocketdyne Holdings, Inc.’s Current Report on Form 8-K dated June 17, 2016 (File No. 1-01520), and is incorporated herein by reference.

10.41†
Amended and Restated Deferred Compensation Plan for Directors, dated August 17, 2016 was filed as Exhibit 10.1 to Aerojet Rocketdyne Holdings, Inc.’s Current Report on Form 8-K dated August 17, 2016 (File No. 1-01520), and is incorporated herein by reference.

10.42†
Offer Letter between Aerojet Rocketdyne Holdings, Inc. and Paul R. Lundstrom, dated September 27, 2016 was filed as Exhibit 10.1 to Aerojet Rocketdyne Holdings, Inc.’s Current Report on Form 8-K dated October 25, 2016 (File No. 1-01520), and is incorporated herein by reference.

10.43†
Transition and General Release Agreement between Aerojet Rocketdyne Holdings, Inc. and Kathleen E. Redd, dated December 20, 2016 was filed as Exhibit 10.1 to Aerojet Rocketdyne Holdings, Inc.’s Current Report on Form 8-K dated December 20, 2016 (File No. 1-01520), and is incorporated herein by reference.

18.1
Letter of PricewaterhouseCoopers LLP, dated November 1, 2016, related to change in accounting principle was filed as Exhibit 18.1 to Aerojet Rocketdyne Holdings, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2016 (File No. 1-01520), and is incorporated herein by reference.

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
March 1, 2017

Aerojet Rocketdyne Holdings, Inc.
By:	/s/ EILEEN P. DRAKE
Eileen P. Drake
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature		Title	Date
/s/ EILEEN P. DRAKE Eileen P. Drake		President, Chief Executive Officer and Director (Principal Executive Officer)	March 1, 2017
/s/ PAUL R. LUNDSTROM Paul R. Lundstrom		Vice President, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 1, 2017
* Warren G. Lichtenstein		Executive Chairman	March 1, 2017
* Thomas A. Corcoran		Director	March 1, 2017
* James R. Henderson		Director	March 1, 2017
* Lance W. Lord		Director	March 1, 2017
* Merrill A. McPeak		Director	March 1, 2017
* James H. Perry		Director	March 1, 2017
* Martin Turchin		Director	March 1, 2017
* By:	/s/ PAUL R. LUNDSTROM Paul R. Lundstrom	Attorney-in-Fact pursuant to Power of Attorney	March 1, 2017

EXHIBIT INDEX

Table Item No.	Exhibit Description
2.1
Amended and Restated Stock and Asset Purchase Agreement, dated as of June 12, 2013, by and between United Technologies Corporation and GenCorp Inc. was filed as Exhibit 2.1 to GenCorp Inc.’s Current Report on Form 8-K dated June 14, 2013 (File No. 1-01520), and is incorporated herein by reference.**

2.2	Plan of Conversion, dated April 11, 2014 was filed as Exhibit 2.1 to GenCorp Inc.’s Current Report on Form 8-K dated April 11, 2014 (File No. 1-01520), and is incorporated herein by reference.
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

3.3
Certificate of Incorporation, as of April 11, 2014, as amended on April 27, 2015 was filed as Exhibit 3.3 to Aerojet Rocketdyne Holdings, Inc.’s Annual Report on Form 10-K for the fiscal year ended November 30, 2015 (File No. 1-01520), and is incorporated herein by reference.

3.4
Aerojet Rocketdyne Holdings, Inc. Second Amended and Restated Bylaws was filed as Exhibit 3.1 to Aerojet Rocketdyne Holdings, Inc.’s Current Report on Form 8-K dated January 20, 2016 (File No. 1-01520), and is incorporated herein by reference.

4.1	GenCorp Retirement Savings Plan was filed as Exhibit 4.1 to GenCorp Inc.’s Registration Statement on Form S-8 filed on June 30, 2008 (File No. 333-0152032) and incorporated herein by reference.
4.2
Indenture, dated as of December 21, 2009, between GenCorp Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to GenCorp’s 4.0625% Convertible Subordinated Debentures due 2039 was filed as Exhibit 4.1 to GenCorp Inc.’s Current Report on Form 8-K filed on December 21, 2009 (File 1-01520) and is incorporated herein by reference.

4.3
Form of 4.0625% Convertible Subordinated Debenture due 2039 was filed as Exhibit 4.2 to GenCorp Inc.’s Current Report on Form 8-K dated December 21, 2009 (File No. 1-01520), as amended, and incorporated herein by reference.

4.4	Form of Common Stock Certificate was filed as Exhibit 4.1 to GenCorp Inc.’s Current Report on Form 8-K dated April 11, 2014 (File No. 1-01520), and is incorporated herein by reference.
4.5
GenCorp Inc. Amended and Restated 2009 Equity and Performance Incentive Plan was filed as Exhibit 4.1 to GenCorp Inc.’s Registration Statement on Form S-8 dated April 9, 2015 (File No. 333-203319), and is incorporated herein by reference.

4.6
Indenture, dated as of December 14, 2016, between Aerojet Rocketdyne Holdings, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to Aerojet Rocketdyne Holdings, Inc.’s 2.25% Convertible Senior Notes due 2023 was filed as Exhibit 4.1 to Aerojet Rocketdyne Holding, Inc.’s Current Report on Form 8-K dated December 14, 2016 (File No. 1-01520), and is incorporated herein by reference.

4.7
Form of 2.25% Convertible Senior Note due 2023 was filed as Exhibit 4.2 to Aerojet Rocketdyne Holdings, Inc.’s Current Report on Form 8-K dated December 14, 2016 (File No. 1-01520), and is incorporated herein by reference.

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

10.8†
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

10.11†
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

10.17
Second Amended and Restated Shareholder Agreement dated as of March 5, 2008, by and between GenCorp Inc. and Steel Partners II L.P. was filed as Exhibit 10.1 to GenCorp Inc.’s Current Report on Form 8-K filed on March 10, 2008 (File No. 1-01520), and is incorporated herein by reference.

10.18†
Director Stock Appreciation Rights Agreement between GenCorp Inc. and Directors for grants of stock appreciation rights under the GenCorp Inc. 2009 Equity and Performance Incentive Plan was filed as Exhibit 10.4 to GenCorp Inc.’s Quarterly Report on Form 10-Q for the third quarter ended August 31, 2009 (File No. 1-01520), and is incorporated herein by reference.

10.19†
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

10.25
Settlement Agreement by and between Aerojet and United States of America, dated November 29, 1992, was filed as Exhibit 10.52 to GenCorp Inc.’s Annual Report on Form 10-K for the fiscal year ended November 30, 2009 (File No. 1-01520), and is incorporated herein by reference.

10.26
Modification No. 1 to the November 29, 1992 Settlement Agreement by and between Aerojet and United States of America, dated October 27, 1998, was filed as Exhibit 10.53 to GenCorp Inc.’s Annual Report on Form 10-K for the fiscal year ended November 30, 2009 (File No. 1-01520), and is incorporated herein by reference.

10.27†
Amendment to the GenCorp Inc. Deferred Compensation Plan for Nonemployee Directors, as amended, effective April 11, 2013 was filed as Exhibit 10.1 to GenCorp Inc.’s Quarterly Report on Form 10-Q for the second quarter ended May 31, 2013 (File No. 1-01520), and is incorporated herein by reference.

10.28†
Stock Option Cancellation Agreement, dated July 9, 2013, between GenCorp Inc. and Kathleen E. Redd was filed as Exhibit 10.1 to GenCorp Inc.’s Current Report on Form 8-K dated July 12, 2013 (File No. 1-01520), and is incorporated herein by reference.

10.29	Form of Indemnification Agreement was filed as Exhibit 10.1 to GenCorp Inc.’s Current Report on Form 8-K dated April 11, 2014 (File No. 1-01520), and is incorporated herein by reference.
10.30
Amended and Restated 2013 Employee Stock Purchase Plan, dated as of June 24, 2014 was filed as Exhibit 10.1 to GenCorp Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2014 (File No. 1-01520), and is incorporated herein by reference.

10.31†
Amended and Restated Deferred Compensation Plan for Nonemployee directors, dated as of June 24, 2014 was filed as Exhibit 10.2 to GenCorp Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2014 (File No. 1-01520), and is incorporated herein by reference.

10.32†
Form of Restricted Stock Agreement between the Company and Employees for grants of time-based vesting of restricted stock under the GenCorp Inc. Amended and Restated 2009 Equity and Performance Incentive Plan was filed as Exhibit 10.4 to GenCorp Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2014 (File No. 1-01520), and is incorporated herein by reference.

10.33†
Form of Unrestricted Stock Agreement between the Company and Directors for grants of common stock under the GenCorp Inc. Amended and Restated 2009 Equity and Performance Incentive Plan was filed as Exhibit 10.5 to GenCorp Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2014 (File No. 1-01520), and is incorporated herein by reference.

10.34†
Form of Director Nonqualified Stock Option Agreement between the Company and Directors for grants of nonqualified stock options under the GenCorp Inc. Amended and Restated 2009 Equity and Performance Incentive Plan was filed as Exhibit 10.6 to GenCorp Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2014 (File No. 1-01520), and is incorporated herein by reference.

10.35†
Offer letter between GenCorp and Eileen Drake, dated March 2, 2015 was filed as Exhibit 10.1 to GenCorp Inc.’s Current Report on Form 8-K dated March 2, 2015 (File No. 1-01520), and is incorporated herein by reference.

10.36†
Separation and General Release Agreement between Aerojet Rocketdyne, Inc. and Warren M. Boley, Jr. dated March 5, 2015 was filed as Exhibit 10.1 to GenCorp Inc.’s Current Report on Form 8-K dated March 5, 2015 (File No. 1-01520), and is incorporated herein by reference.

10.37†
Transition and General Release Agreement between Aerojet Rocketdyne Holdings, Inc. and Scott J. Seymour dated July 7, 2015 was filed as Exhibit 10.1 to Aerojet Rocketdyne Holdings, Inc.’s Current Report on Form 8-K dated July 7, 2015 (File No. 1-01520), and is incorporated herein by reference.

10.38†
Executive Employment Agreement, dated as of November 23, 2015, between Aerojet Rocketdyne Holdings, Inc. and Eileen Drake was filed as Exhibit 10.1 to Aerojet Rocketdyne Holdings, Inc.’s Current Report on Form 8-K dated November 23, 2015 (File No. 1-01520), and is incorporated herein by reference.

10.39†
Separation Agreement and General Release between Aerojet Rocketdyne Holdings, Inc. and Christopher C. Cambria dated June 8, 2016 was filed as Exhibit 10.1 to Aerojet Rocketdyne Holdings, Inc.’s Current Report on Form 8-K dated June 8, 2016 (File No. 1-01520), and is incorporated herein by reference.

10.40
Fourth Amended and Restated Credit Agreement, dated as of June 17, 2016, among Aerojet Rocketdyne Holdings, Inc., as Borrower, each of those Material Domestic Subsidiaries of the Borrower identified as a “Guarantor” on the signature pages thereto and such other Material Domestic Subsidiaries of the Borrower as may from time to time become a party thereto, the several banks and other financial institutions from time to time parties thereto, and Bank of America, N.A., as Administrative Agent, Swingline Lender and an L/C Issuer was filed as Exhibit 10.1 to Aerojet Rocketdyne Holdings, Inc.’s Current Report on Form 8-K dated June 17, 2016 (File No. 1-01520), and is incorporated herein by reference.

10.41†
Amended and Restated Deferred Compensation Plan for Directors, dated August 17, 2016 was filed as Exhibit 10.1 to Aerojet Rocketdyne Holdings, Inc.’s Current Report on Form 8-K dated August 17, 2016 (File No. 1-01520), and is incorporated herein by reference.

10.42†
Offer Letter between Aerojet Rocketdyne Holdings, Inc. and Paul R. Lundstrom, dated September 27, 2016 was filed as Exhibit 10.1 to Aerojet Rocketdyne Holdings, Inc.’s Current Report on Form 8-K dated October 25, 2016 (File No. 1-01520), and is incorporated herein by reference.

10.43†
Transition and General Release Agreement between Aerojet Rocketdyne Holdings, Inc. and Kathleen E. Redd, dated December 20, 2016 was filed as Exhibit 10.1 to Aerojet Rocketdyne Holdings, Inc.’s Current Report on Form 8-K dated December 20, 2016 (File No. 1-01520), and is incorporated herein by reference.

18.1
Letter of PricewaterhouseCoopers LLP, dated November 1, 2016, related to change in accounting principle was filed as Exhibit 18.1 to Aerojet Rocketdyne Holdings, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2016 (File No. 1-01520), and is incorporated herein by reference.

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