Form 10-Q
period 2017-03-31
AEROJET ROCKETDYNE HOLDINGS, INC.
filed 2017-05-08
CIK 40888

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-Q
 (Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended: March 31, 2017
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
Registrant’s telephone number, including area code (310) 252-8100
 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 30, 2017, there were 74.5 million outstanding shares of our Common Stock, including redeemable common stock and unvested common shares, $0.10 par value.

Aerojet Rocketdyne Holdings, Inc.
Quarterly Report on Form 10-Q
For the Quarterly Period Ended March 31, 2017

Part I — FINANCIAL INFORMATION
Item 1. Financial Statements
Aerojet Rocketdyne Holdings, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended March 31,
	2017	2016
	(In millions, except per share amounts)
Net sales	$405.3	$356.9
Operating costs and expenses:
Cost of sales (exclusive of items shown separately below)	352.7	309.7
Selling, general and administrative	18.5	11.6
Depreciation and amortization	16.3	15.1
Other expense, net	1.7	0.7
Total operating costs and expenses	389.2	337.1
Operating income	16.1	19.8
Non-operating (income) expense:
Loss on debt	—	0.3
Interest income	(0.5)	(0.2)
Interest expense	7.4	11.1
Total non-operating expense, net	6.9	11.2
Income before income taxes	9.2	8.6
Income tax provision	3.3	3.5
Net income	$5.9	$5.1
Earnings Per Share of Common Stock
Basic and Diluted
Net income per share	$0.08	$0.08
Weighted average shares of common stock outstanding, basic	72.3	63.0
Weighted average shares of common stock outstanding, diluted	72.3	63.1
See Notes to Unaudited Condensed Consolidated Financial Statements.

Aerojet Rocketdyne Holdings, Inc.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three months ended March 31,
	2017	2016
	(In millions)
Net income	$5.9	$5.1
Other comprehensive income:
Amortization of actuarial losses and prior service credits, net of income taxes	9.7	9.1
Comprehensive income	$15.6	$14.2
See Notes to Unaudited Condensed Consolidated Financial Statements.

Aerojet Rocketdyne Holdings, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

	March 31, 2017	December 31, 2016
	(In millions, except per share and share amounts)
ASSETS
Current Assets
Cash and cash equivalents	$382.1	$410.3
Accounts receivable	202.2	136.4
Inventories	160.4	185.1
Recoverable from the U.S. government and other third parties for environmental remediation costs	23.2	25.2
Receivable from Northrop Grumman Corporation (“Northrop”)	6.0	6.0
Other current assets, net	96.4	91.7
Total Current Assets	870.3	854.7
Noncurrent Assets
Property, plant and equipment, net	361.4	366.0
Real estate held for entitlement and leasing	92.3	91.8
Recoverable from the U.S. government and other third parties for environmental remediation costs	237.7	239.8
Receivable from Northrop	61.7	62.0
Deferred income taxes	284.3	292.5
Goodwill	159.9	158.1
Intangible assets	95.5	94.4
Other noncurrent assets, net	92.1	90.2
Total Noncurrent Assets	1,384.9	1,394.8
Total Assets	$2,255.2	$2,249.5
LIABILITIES, REDEEMABLE COMMON STOCK, AND STOCKHOLDERS’ EQUITY
Current Liabilities
Current portion of long-term debt	$19.9	$55.6
Accounts payable	98.2	96.2
Reserves for environmental remediation costs	36.0	37.1
Postretirement medical and life insurance benefits	5.2	5.2
Advance payments on contracts	208.6	221.8
Other current liabilities	181.7	167.8
Total Current Liabilities	549.6	583.7
Noncurrent Liabilities
Long-term debt	604.9	608.0
Reserves for environmental remediation costs	309.5	312.6
Pension benefits	540.8	548.2
Postretirement medical and life insurance benefits	36.7	37.4
Other noncurrent liabilities	124.8	124.0
Total Noncurrent Liabilities	1,616.7	1,630.2
Total Liabilities	2,166.3	2,213.9
Commitments and contingencies (Note 8)
Redeemable common stock, par value of $0.10; less than 0.1 million shares issued and outstanding as of March 31, 2017; 0.1 million shares issued and outstanding as of December 31, 2016	0.1	1.1
Stockholders’ Equity
Preference stock, par value of $1.00; 15.0 million shares authorized; none issued or outstanding	—	—
Common stock, par value of $0.10; 150.0 million shares authorized; 73.5 million shares issued and outstanding as of March 31, 2017; 69.2 million shares issued and outstanding as of December 31, 2016	7.3	6.9
Other capital	495.2	456.9
Treasury stock at cost, 3.5 million shares as of March 31, 2017 and December 31, 2016	(64.5)	(64.5)
Accumulated deficit	(55.9)	(61.8)
Accumulated other comprehensive loss, net of income taxes	(293.3)	(303.0)
Total Stockholders’ Equity	88.8	34.5
Total Liabilities, Redeemable Common Stock and Stockholders’ Equity	$2,255.2	$2,249.5
See Notes to Unaudited Condensed Consolidated Financial Statements.

Aerojet Rocketdyne Holdings, Inc.
Condensed Consolidated Statement of Stockholders’ Equity
(Unaudited)

	Common Stock					Accumulated Other	Total
			Other Capital	Treasury Stock	Accumulated Deficit	Comprehensive Loss	Stockholders' Equity
	Shares	Amount
	(In millions)
December 31, 2016	69.2	$6.9	$456.9	$(64.5)	$(61.8)	$(303.0)	$34.5
Net income	—	—	—	—	5.9	—	5.9
Amortization of actuarial losses and prior service credits, net of income taxes	—	—	—	—	—	9.7	9.7
Conversion of debt to common stock	3.9	0.4	35.2	—	—	—	35.6
Reclassification from redeemable common stock	0.1	—	1.0	—	—	—	1.0
Cumulative effect of change in accounting guidance (see Note 1)	—		0.3	—	—	—	0.3
Repurchase of shares for withholding taxes and option costs under employee equity plans	(0.2)	—	(4.7)	—	—	—	(4.7)
Stock-based compensation and shares issued under equity plans	0.5	—	6.5	—	—	—	6.5
March 31, 2017	73.5	$7.3	$495.2	$(64.5)	$(55.9)	$(293.3)	$88.8
See Notes to Unaudited Condensed Consolidated Financial Statements.

Aerojet Rocketdyne Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three months ended March 31,
	2017	2016
	(In millions)
Operating Activities
Net income	$5.9	$5.1
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16.3	15.1
Amortization of debt discount and deferred financing costs	2.1	0.6
Stock-based compensation	6.8	2.3
Retirement benefits, net	7.7	8.5
Loss on debt	—	0.3
Loss on disposal of long-lived assets	0.1	—
Changes in assets and liabilities, net of effects from acquisition:
Accounts receivable	(54.3)	(12.8)
Inventories	24.7	(14.4)
Other current assets, net	(4.4)	(1.6)
Real estate held for entitlement and leasing	(0.6)	(1.2)
Receivable from Northrop	0.3	0.5
Recoverable from the U.S. government and other third parties for environmental remediation costs	4.1	2.2
Other noncurrent assets	(3.1)	2.8
Accounts payable	1.1	22.5
Advance payments on contracts	(13.2)	(30.1)
Other current liabilities	4.9	(23.3)
Deferred income taxes	2.3	(3.8)
Reserves for environmental remediation costs	(4.2)	(3.0)
Other noncurrent liabilities and other	0.4	(1.4)
Net Cash Used in Operating Activities	(3.1)	(31.7)
Investing Activities
Purchase of Coleman Aerospace (see Note 5)	(15.0)	—
Capital expenditures	(2.7)	(7.7)
Net Cash Used in Investing Activities	(17.7)	(7.7)
Financing Activities
Debt repayments	(5.0)	(14.4)
Repurchase of shares for withholding taxes and option costs under employee equity plans	(4.7)	(0.7)
Proceeds from shares issued under equity plans	2.3	1.5
Net Cash Used in Financing Activities	(7.4)	(13.6)
Net Decrease in Cash and Cash Equivalents	(28.2)	(53.0)
Cash and Cash Equivalents at Beginning of Period	410.3	208.5
Cash and Cash Equivalents at End of Period	$382.1	$155.5
Supplemental disclosures of cash flow information
Cash paid for interest	$4.0	$17.7
Cash paid for income taxes	—	12.7
Conversion of debt to common stock	35.6	—
See Notes to Unaudited Condensed Consolidated Financial Statements.

Aerojet Rocketdyne Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
Note 1. Basis of Presentation and Nature of Operations
Aerojet Rocketdyne Holdings, Inc. (“Aerojet Rocketdyne Holdings” or the “Company”) has prepared the accompanying unaudited condensed consolidated financial statements, including its accounts and the accounts of its wholly-owned subsidiaries, in accordance with the instructions to Form 10-Q. The year-end, December 31, 2016, condensed consolidated balance sheet was derived from audited financial statements, but does not include all of the disclosures required by accounting principles generally accepted in the United States of America (“GAAP”). These interim financial statements should be read in conjunction with the financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016. Certain reclassifications have been made to financial information for the prior year to conform to the current year’s presentation.
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
A detailed description of the Company’s significant accounting policies can be found in the Company’s most recent Annual Report on Form 10-K for the fiscal year ended December 31, 2016.
AR1 Research and Development
Company-sponsored research and development ("R&D") expenses (reported as a component of cost of sales) are generally reimbursed via allocation of such expenses among all contracts and programs in progress under U.S. government contractual arrangements. The newest large liquid booster engine development project, the AR1, recorded $49.3 million of such reimbursable costs from inception through March 31, 2017. In February 2016, the U.S. Air Force selected Aerojet Rocketdyne and United Launch Alliance ("ULA") to share in a public-private partnership to develop jointly the AR1 engine. The total agreement is valued at $804.0 million with the U.S. Air Force investing two-thirds of the funding required to complete development of the AR1 engine by 2019. The work is expected to be completed no later than December 31, 2019. The U.S. Air Force has obligated $174.0 million with Aerojet Rocketdyne contributing $81.2 million and ULA contributing $5.8 million. The total potential U.S. government investment, including all options, is $536.0 million. The total potential investment by Aerojet Rocketdyne and its partners, including all options, is $268.0 million. Under the terms of the AR1 agreement, the U.S. Air Force contributions are recognized proportionately as an offset to R&D expenses. In the event the Company records a receivable for a milestone prior to expending the prospective proportional share to be contributed by the Company, the amount is recorded as an accrued liability until earned. Through March 31, 2017, the Company has recorded receivables in the aggregate from the U.S. Air Force and ULA of $124.5 million (of which $109.5 million has been collected) related to AR1 engine development which was recorded as a reduction of the AR1 R&D costs. The AR1 inception to date project costs were as follows (in millions):

AR1 R&D costs incurred	$205.9
Less amounts funded by the U.S. Air Force	(119.1)
Less amounts funded by ULA	(5.4)
AR1 R&D costs net of reimbursements	81.4
AR1 R&D costs expensed and not applied to contracts	(32.1)
Net AR1 R&D costs applied to contracts	$49.3
Revenue Recognition
In the Company’s Aerospace and Defense segment, recognition of profit on long-term contracts requires the use of assumptions and estimates related to the contract value or total contract revenue, the total cost at completion and the measurement of progress towards completion. Due to the nature of the programs, developing the estimated total contract value and cost at completion requires the use of significant judgment. Estimates are continually evaluated as work progresses and are revised as necessary. Factors that must be considered in estimating the work to be completed include, but not limited to: labor productivity, the nature and technical complexity of the work to be performed, availability and cost volatility of materials, subcontractor and vendor performance, warranty costs, volume assumptions, anticipated labor agreements and inflationary trends, schedule and performance delays, availability of funding from the customer, and the recoverability of costs incurred outside the original contract included in any estimates to complete. The Company reviews contract performance and cost estimates for some contracts at least monthly and for others at least quarterly and more frequently when circumstances significantly change. When a change in estimate is determined to have an impact on contract profit, the Company will record a positive or negative adjustment to the statement of operations. Changes in estimates and assumptions related to the status of certain long-term contracts may have a material effect on the Company’s operating results. The following table summarizes the impact of the change in significant contract accounting estimates on the Company’s Aerospace and Defense segment net sales accounted for under the percentage-of-completion method of accounting:

	Three months ended March 31,
	2017	2016 (1)
	(In millions, except per share amounts)
Favorable effect of the changes in contract estimates on income before income taxes	$3.4	$—
Favorable effect of the changes in contract estimates on net income	2.0	—
Favorable effect of the changes in contract estimates on basic and diluted net income per share	0.03	—
_______
(1) The impact of all changes in estimates and assumptions related to the status of certain long-term contracts since fiscal year-end 2015 were reflected in the month ended December 31, 2015 as a result of the Company's change in fiscal year-end from November 30 of each year to December 31 of each year.
Recently Adopted Accounting Pronouncements
In August 2014, the Financial Accounting Standards Board (“FASB”) issued an amendment to the accounting guidance related to the evaluation of an entity's ability to continue as a going concern. The amendment establishes management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern in connection with preparing financial statements for each annual and interim reporting period. The update also gives guidance to determine whether to disclose information about relevant conditions and events when there is substantial doubt about an entity’s ability to continue as a going concern. The Company adopted this guidance as of December 31, 2016 and no additional information was required to be presented as result of the adoption. As the accounting standard only impacted presentation, the new standard did not have an impact on the Company's financial position, results of operations, or cash flows.
In November 2015, the FASB issued guidance that requires deferred tax liabilities and assets to be classified as noncurrent in the consolidated balance sheet. The standard is effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted for financial statements that have not been previously issued. The Company adopted this guidance retrospectively to all periods presented as of December 31, 2016 which resulted in $36.5 million of current deferred income taxes as of December 31, 2015 being reclassified as noncurrent. As the accounting standard only impacted presentation, the new standard did not have an impact on the Company's financial position, results of operations, or cash flows.
In March 2016, the FASB amended the existing accounting guidance related to stock compensation. The amendment requires all income tax effects of awards to be recognized in the income statement when awards vest and allows a choice to account for forfeitures on an estimated or actual basis. There is also a requirement to present excess income tax benefits as an operating activity on the statement of cash flows. Effective January 1, 2017, the Company adopted the amendment requiring recognition of excess tax benefits and tax deficiencies in the income statement prospectively and the impact to the consolidated statement of operations the first quarter of fiscal 2017. In addition, the Company elected to change its accounting policy to account for forfeitures when they occur for consistency with the U.S. government recovery accounting practices on a modified retrospective basis. The Company also elected to adopt the amendment related to the presentation of excess tax benefits within operating activities on the statement of cash flows, retrospectively.
Recently Issued Accounting Pronouncements
In May 2014, the FASB amended the existing accounting standards for revenue recognition. The amendments are based on the principle that revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The effective date of the new standard is for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Earlier application of this guidance is permitted but not before December 15, 2016. The amendments may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of initial application. The Company plans to adopt the guidance during the first quarter of fiscal 2018, retrospectively with the cumulative effect recognized during that quarter (modified retrospective basis). The Company has developed a comprehensive implementation plan across all segments that includes evaluating the impact of the new guidance on existing contracts, and updating impacted accounting policies, processes, controls and systems. The Company expects the primary impact of the new guidance will be a change in the timing of when revenue is recognized on certain fixed price and cost reimbursable type contracts. The new guidance prescribes that an entity recognizes revenue when (or as) it satisfies a performance obligation by transferring a promised good or service to a customer. A good or service is transferred when (or as) the customer obtains control of that asset. Under this new guidance, the Company expects to discontinue the use of the unit-of-delivery method on certain customer contracts and remeasure performance obligations using the cost-to-cost method. The Company expects the adoption of this new standard will have a material impact on net sales recognized in any given fiscal year and will also result in the reclassification of contract related assets on the consolidated balance sheet. The Company does not expect the new guidance to change the total revenue or operating income on the related customer contracts, only the timing of when those revenues are recognized.
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
In January 2017, the FASB issued an amendment to the accounting guidance related to goodwill impairment. The update eliminates "Step 2" which involves determining the implied fair value of goodwill and comparing it to the carrying amount of goodwill to measure the goodwill impairment loss, if any. The quantitative assessment "Step 1" will be used to determine both the existence and amount of goodwill impairment. The standard should be applied on a prospective basis and is effective for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019, with early adoption permitted. The Company is evaluating the impact of adopting this new accounting guidance on its consolidated financial statements.
In March 2017, the FASB amended the existing accounting guidance relating to the presentation of net periodic pension cost and net periodic postretirement benefit cost ( the “NPPC”) in the income statement.  The amended guidance requires the service cost component to be presented in the same line item or items as other compensations arising from the services rendered by the pertinent employees during the period, and other components of the NPPC to be presented in the statement of operations separately from service cost components and outside a subtotal of income from operations.   If a separate line item or items are used to present the other components of the NPPC, that line item or items must be appropriately described.  If a separate line item or items are not used,  the line item or items used in the statement of operations to present the other components of NPPC must be disclosed. The new guidance is effective for financial statements issued for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted as of the beginning of an annual period for which financial statements (interim or annual) have not been issued. The Company is evaluating the impact of adopting this new accounting standard on its consolidated financial statements.
Note 2. Income Per Share of Common Stock
A reconciliation of the numerator and denominator used to calculate basic and diluted income per share of common stock ("EPS") is presented in the following table:

	Three months ended March 31,
	2017	2016
	(In millions, except per share amounts)
Numerator:
Net income	$5.9	$5.1
Income allocated to participating securities	(0.1)	(0.1)
Net income for basic and diluted earnings per share	$5.8	$5.0
Denominator:
Basic weighted average shares	72.3	63.0
Effect of:
Employee stock options and stock purchase plan (1)	—	0.1
Diluted weighted average shares	72.3	63.1
Basic and Diluted
Net income per share	$0.08	$0.08
_______
(1) Less than 0.1 million of common share dilution impact from employee stock options and stock purchase plan for the first quarter of fiscal 2017.
The following table sets forth the potentially dilutive securities excluded from the computation because their effect would have been anti-dilutive:

	Three months ended March 31,
	2017	2016
	(In millions)
4 1/16% Convertible Subordinated Debentures ("4 1/16% Debentures")	0.3	9.4
Total potentially dilutive securities	0.3	9.4
The Company's 2.25% Convertible Senior Notes ("2 1/4% Notes") were not included in the computation of diluted EPS for the first quarter of fiscal 2017 because the market price of the common stock did not exceed the conversion price and the Company only expects the conversion premium for the 2 1/4% Notes to be settled in common shares.

Note 3. Stock-Based Compensation
Total stock-based compensation expense by type of award was as follows:

	Three months ended March 31,
	2017	2016
	(In millions)
Stock appreciation rights	$2.4	$0.4
Stock options	0.4	0.2
Restricted shares, service based	1.2	0.8
Restricted shares, performance based	2.6	0.8
Employee stock purchase plan	0.2	0.1
Total stock-based compensation expense	$6.8	$2.3

The increase of $4.5 million in stock-based compensation is primarily a result of increases in the fair value of the stock appreciation rights and accelerated vesting of stock awards to a former executive officer.
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

		Fair value measurement at March 31, 2017
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In millions)
Money market funds	$128.0	$128.0	$—	$—
		Fair value measurement at December 31, 2016
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In millions)
Money market funds	$328.5	$328.5	$—	$—
As of March 31, 2017, a summary of cash and cash equivalents and the grantor trust by investment type is as follows:

	Total	Cash and Cash Equivalents	Money Market Funds
	(In millions)
Cash and cash equivalents	$382.1	$261.7	$120.4
Grantor trust (included as a component of other current and noncurrent assets)	7.6	—	7.6
	$389.7	$261.7	$128.0
The carrying amounts of certain of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, accrued compensation, and other accrued liabilities, approximate fair value because of their short maturities.
The estimated fair value and principal amount for the Company’s outstanding debt is presented below:

	Fair Value		Principal Amount
	March 31, 2017	December 31, 2016	March 31, 2017	December 31, 2016
	(In millions)
Term loan	$385.0	$390.0	$385.0	$390.0
2 1/4% Notes	324.6	294.9	300.0	300.0
4 1/16% Debentures (1)	—	70.8	—	35.6
	$709.6	$755.7	$685.0	$725.6
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

The fair values of the 2 1/4% Notes and 4 1/16% Debentures were determined using broker quotes that are based on open markets for the Company’s debt securities (Level 2 securities). The term loans bore interest at variable rates, which adjusted based on market conditions, and their carrying values approximated fair value.
b. Accounts Receivable

	March 31, 2017	December 31, 2016
	(In millions)
Billed	$89.9	$55.7
Unbilled	158.1	124.1
Reserve for overhead rate disallowance	(46.1)	(44.5)
Total receivables under long-term contracts	201.9	135.3
Other receivables	0.3	1.1
Accounts receivable	$202.2	$136.4
c. Inventories

	March 31, 2017	December 31, 2016
	(In millions)
Long-term contracts at average cost	$575.0	$551.9
Progress payments	(416.0)	(368.2)
Total long-term contract inventories	159.0	183.7
Total other inventories	1.4	1.4
Inventories	$160.4	$185.1
d. Other Current Assets, net

	March 31, 2017	December 31, 2016
	(In millions)
Recoverable from the U.S. government for acquisition related integration costs	$11.9	$11.9
Recoverable from the U.S. government for competitive improvement program obligations	8.0	7.6
Prepaid expenses	17.0	16.5
Receivables, net	19.5	17.8
Income taxes receivable	26.8	26.8
Indemnification receivable from UTC, net	5.5	5.5
Other	7.7	5.6
Other current assets, net	$96.4	$91.7

e. Property, Plant and Equipment, net

	March 31, 2017	December 31, 2016
	(In millions)
Land	$71.4	$71.4
Buildings and improvements	306.5	304.2
Machinery and equipment	544.5	540.8
Construction-in-progress	27.2	30.4
	949.6	946.8
Less: accumulated depreciation	(588.2)	(580.8)
Property, plant and equipment, net	$361.4	$366.0
f. Other Noncurrent Assets, net

	March 31, 2017	December 31, 2016
	(In millions)
Recoverable from the U.S. government for conditional asset retirement obligations	$19.9	$20.3
Recoverable from the U.S. government for restructuring costs	18.5	12.8
Recoverable from the U.S. government for acquisition related integration costs	7.9	10.9
Recoverable from the U.S. government for competitive improvement program obligations	—	1.3
Deferred financing costs	3.2	3.4
Grantor trusts	17.9	16.6
Income taxes receivable	10.8	10.8
Notes receivable, net	9.0	9.0
Other	4.9	5.1
Other noncurrent assets, net	$92.1	$90.2
g. Other Current Liabilities

	March 31, 2017	December 31, 2016
	(In millions)
Accrued compensation and employee benefits	$105.7	$105.7
Income taxes	2.1	2.1
Competitive improvement program obligations (see Note 10)	8.5	7.6
Interest payable	4.7	4.1
Contract loss provisions	5.2	6.8
Other	55.5	41.5
Other current liabilities	$181.7	$167.8
h. Other Noncurrent Liabilities

	March 31, 2017	December 31, 2016
	(In millions)
Conditional asset retirement obligations	$30.7	$30.6
Pension benefits, non-qualified	17.4	17.5
Deferred compensation	21.4	19.8
Deferred revenue	13.1	13.3
Competitive improvement program obligations (see Note 10)	—	1.3
Uncertain income tax positions	29.3	28.4
Other	12.9	13.1
Other noncurrent liabilities	$124.8	$124.0

i. Accumulated Other Comprehensive Loss, Net of Income Taxes
Changes in accumulated other comprehensive loss by components, net of income taxes:

	Actuarial Losses, Net	Prior Service Credits, Net	Total
	(In millions)
December 31, 2016	$(303.2)	$0.2	$(303.0)
Amortization of actuarial losses and prior service credits, net of $6.2 million of income taxes	9.8	(0.1)	9.7
March 31, 2017	$(293.4)	$0.1	$(293.3)
j. Redeemable Common Stock
The Company inadvertently failed to register with the Securities Exchange Commission ("SEC") the issuance of certain of its common shares in its defined contribution 401(k) employee benefit plan (the “Plan”). As a result, certain Plan participants who purchased such securities pursuant to the Plan may have the right to rescind certain of their purchases for consideration equal to the purchase price paid for the securities (or if such security has been sold, to receive consideration with respect to any loss incurred on such sale) plus interest from the date of purchase. As of March 31, 2017 and December 31, 2016, the Company has classified less than 0.1 million shares and 0.1 million shares, respectively, as redeemable common stock because the redemption features are not within the control of the Company. The Company may also be subject to civil and other penalties by regulatory authorities as a result of the failure to register these shares. These shares have always been treated as outstanding for financial reporting purposes. In June 2008, the Company filed a registration statement on Form S-8 to register future transactions in the Company's stock fund in the Plan. During the first quarter of fiscal 2017 and 2016, the Company recorded $0.6 million and $0.1 million, respectively, for realized gains net of interest associated with this matter.
Note 5. Acquisition
On February 24, 2017, the Company closed on an agreement to purchase Coleman Aerospace from L3 Technologies, Inc. ("L3"). Coleman Aerospace operates as a subsidiary of Aerojet Rocketdyne, Inc. and was renamed Aerojet Rocketdyne Coleman Aerospace, Inc. ("Coleman"). The acquisition builds upon and expands the Company’s capabilities in mission analysis and systems engineering, and increases its product portfolio to include vehicle integration for small-, medium- and intermediate-range ballistic missile targets and other small launch vehicles.
The aggregate consideration to L3 for the purchase of Coleman is estimated to be $17.0 million, which includes $15.0 million of cash paid at closing and an estimated $2.0 million working capital adjustment to be paid in cash. The Company incurred $1.0 million of expenses related to the acquisition of Coleman.
The preliminary purchase price allocation has been developed based on preliminary estimates of the fair value of the assets and liabilities of Coleman that the Company acquired. In addition, the allocation of the preliminary purchase price to acquired intangible assets is based on preliminary fair value estimates.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition date (in millions):

Current assets	$12.0
Property, plant and equipment	3.9
Total tangible assets acquired	15.9
Intangible assets acquired	4.5
Total assets acquired	20.4
Liabilities assumed, current	(5.2)
Total identifiable net assets acquired	15.2
Goodwill (Consideration less total identifiable net assets acquired)	$1.8
The purchase price allocation resulted in the recognition of $1.8 million in goodwill, all of which is deductible for tax purposes and included within the Company’s Aerospace and Defense segment. Goodwill recognized from the acquisition primarily relates to the expected contributions of Coleman to the Company’s overall corporate strategy.
The estimated fair value of Coleman's intangible assets acquired included the following:

	Gross Carrying Amount (in millions)	Amortization Period (years)
Trade name	$0.5	8
Customer relationships	3.1	8
Developed technology	0.9	10
Total intangible assets	4.5
The acquisition of Coleman was not considered a significant business combination.
Note 6. Income Taxes

	Three months ended March 31,
	2017	2016
	(In millions)
Income tax provision	$3.3	$3.5
In the first quarter of fiscal 2017, the income tax provision recorded approximates the expected tax that would be calculated by applying the federal statutory rate to the Company’s income before income taxes primarily due to offsetting permanent items and adjustments in connection with the adoption of new accounting guidance associated with stock compensation.
In the first quarter of fiscal 2016, the income tax provision recorded differs from the expected tax that would be calculated by applying the federal statutory rate to the Company's income before income taxes primarily due to state income taxes and certain expenditures which are permanently not deductible for tax purposes.
A valuation allowance is required when it is more-likely-than-not that all or a portion of deferred tax assets may not be realized. Assessing the need for, or sufficiency of, a valuation allowance requires management to evaluate, on a quarterly basis, all available evidence, both positive and negative, including the recent trend of losses before income taxes. The Company will continue to evaluate whether future results are less than projected and if a valuation allowance may be required to reduce deferred tax assets, which could have a material impact on the Company’s results of operations. As of March 31, 2017, the Company continued to believe that the weight of the positive evidence outweighed the negative evidence regarding the realization of the net deferred tax assets.
As of March 31, 2017, the total balance associated with uncertain income tax positions was a net liability of $30.4 million. Accrued interest and penalties related to uncertain income tax positions was $2.7 million at March 31, 2017. Due to the high degree of uncertainty regarding the timing of potential future cash flows associated with the respective assets and liabilities, the Company is unable to make a reasonably reliable estimate of the amount and period in which these assets and liabilities might be received or paid.
Note 7. Long-term Debt

	March 31, 2017	December 31, 2016
	(In millions)
Term loan, bearing interest at variable rates (rate of 3.23% as of March 31, 2017), maturing in June 2021	$385.0	$390.0
Unamortized deferred financing costs	(1.9)	(2.0)
Total senior debt	383.1	388.0
Senior convertible notes, bearing interest at 2.25% per annum, interest payments due in June and December, maturing in December 2023	300.0	300.0
Unamortized discount and deferred financing costs	(58.3)	(60.0)
Total convertible senior notes	241.7	240.0
Convertible subordinated debentures, bearing interest at 4.0625% per annum, interest payments due in June and December, maturing in December 2039	—	35.6
Total convertible subordinated notes	—	35.6
Total debt, net of unamortized discount and deferred financing costs	624.8	663.6
Less: Amounts due within one year	(19.9)	(55.6)
Total long-term debt, net of unamortized discount and deferred financing costs	$604.9	$608.0

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
On the closing date, the Company borrowed $100.0 million of loans under the Revolver and used the proceeds to repay in full the $90.0 million of outstanding term loans under the prior credit facility, fees incurred for the Senior Credit Facility, and for general corporate purposes.  As of March 31, 2017, the Company had $385.0 million outstanding under the Term Loan and had issued $45.3 million letters of credit.
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
Subject to certain restrictions, all the obligations under the Senior Credit Facility are guaranteed by the Company and the existing and future material domestic subsidiaries, other than Easton (the "Guarantors").  As collateral security for the amount outstanding under the Senior Credit Facility and the guarantees thereof, the Company and the Guarantors (collectively, the "Loan Parties") have granted to the administrative agent for the benefit of the lenders: (i) certain equity interests of the Loan Parties; (ii) first priority liens on substantially all of the tangible and intangible personal property of the Loan Parties; and (iii) first priority liens on certain real properties located in Los Angeles, California, Culpepper, Virginia and Redmond, Washington (but excluding all other owned real properties).
The Senior Credit Facility contains covenants requiring the Company to (i) maintain an interest coverage ratio (the "Consolidated Interest Coverage Ratio") of not less than 3.00 to 1.00 and (ii) maintain a Consolidated Net Leverage Ratio not to exceed (a) 4.00 to 1.00 for periods ending March 31, 2017 through September 30, 2017; (b) 3.75 to 1.00 for periods ending from December 31, 2017 through September 30, 2018; and (c) 3.50 to 1.00 for periods ending from December 31, 2018 thereafter, provided that the maximum leverage ratio for all periods shall be increased by 0.50 to 1.00 for two quarters after consummation of a qualified acquisition.
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

Financial Covenant	Actual Ratios as of March 31, 2017	Required Ratios
Consolidated Interest Coverage Ratio, as defined under the Senior Credit Facility	11.08 to 1.00	Not less than: 3.00 to 1.00
Consolidated Net Leverage Ratio, as defined under the Senior Credit Facility	2.39 to 1.00	Not greater than: 4.00 to 1.00
The Company was in compliance with its financial and non-financial covenants as of March 31, 2017.
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
The 2¼% Notes consisted of the following (in millions, except years, percentages, conversion rate, and conversion price):

	March 31, 2017	December 31, 2016
Carrying value, long-term	$241.7	$240.0
Unamortized discount and deferred financing costs	58.3	60.0
Principal amount	$300.0	$300.0
Carrying amount of equity component, net of equity issuance costs	$54.5	$54.5
Remaining amortization period (years)	6.75	7.0
Effective interest rate	5.8%	5.8%
Conversion rate (shares of common stock per $1,000 principal amount)	38.4615	38.4615
Conversion price (per share of common stock)	$26.00	$26.00
The following table presents the interest expense components for the 2¼% Notes for the first quarter of fiscal 2017 (in millions):

Interest expense-contractual interest	$1.7
Interest expense-amortization of debt discount	1.6
Interest expense-amortization of deferred financing costs	0.1
4.0625% Convertible Subordinated Debentures
As of March 31, 2017, the Company fully redeemed the outstanding principal amount of its 4 1/16% Debentures. In December 2016, the Company notified holders of its 4 1/16% Debentures that the Company would redeem, on February 3, 2017, all of their 4 1/16% Debentures at a purchase price equal to 100% of the principal amount of the 4 1/16% Debentures to be redeemed, plus any accrued and unpaid interest. In January 2017, $35.6 million of the 4 1/16% Debentures (the entire amount outstanding as of December 31, 2016) were converted to 3.9 million shares of common stock.
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
Asbestos Litigation
The Company has been, and continues to be, named as a defendant in lawsuits alleging personal injury or death due to exposure to asbestos in building materials, products, or in manufacturing operations. The majority of cases are pending in Texas and Illinois. There were 71 asbestos cases pending as of March 31, 2017.
Given the lack of any significant consistency to claims (i.e., as to product, operational site, or other relevant assertions) filed against the Company, the Company is generally unable to make a reasonable estimate of the future costs of pending claims or unasserted claims. As of March 31, 2017, the estimated loss and accrued amount on a pending claim was $0.3 million.

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
Now that the issues to be tried have been set, discovery has commenced.  No trial date has been established. As of March 31, 2017, the Company has reserved an immaterial amount for this matter based on a recent settlement offer.
Socorro
On May 12, 2015, a complaint for personal injuries, loss of consortium and punitive damages was filed by James Chavez, Andrew Baca, and their respective spouses, against Aerojet Rocketdyne and the Board of Regents of New Mexico Tech in the Seventh Judicial District, County of Socorro, New Mexico, James Chavez, et al., vs. Aerojet Rocketdyne, Inc., et al., Case No. D725CV201500047. Messrs. Chavez and Baca were employees of Aerotek, a contractor to Aerojet Rocketdyne, who were injured when excess energetic materials being managed by the Energetic Materials Research and Testing Center, a research division of New Mexico Tech, ignited in an unplanned manner. The complaint alleges causes of action based on negligence and negligence per se, strict liability, and willful, reckless and wanton conduct against Aerojet Rocketdyne, and seeks unspecified compensatory and punitive damages. The Company has filed its answer and discovery has commenced. Trial is scheduled for February 5, 2018. No liability for this matter has been recorded by the Company as of March 31, 2017.
Occupational Safety
On January 16, 2015, the Company received a notice that the State of California, Division of Occupational Safety & Health (“Cal\OSHA”), Bureau of Investigation (“BOI”) is conducting an investigation into an accident that occurred at the Rancho Cordova facility in November 2013.  The accident involved the deflagration of solid rocket propellant following a remote cutting operation and resulted in injuries to two employees, one of whom ultimately died from his injuries. Cal\OSHA i ssued nine citations relating to the accident with penalties of approximately $0.1 million, all of which the Company has appealed. The BOI is the criminal investigatory arm of Cal\OSHA and is required by law to investigate any occupational fatality to determine if criminal charges will be recommended. In August 2016, the BOI advised that it had completed its investigation and the criminal aspect of the case was closed. A pre-hearing conference on the Company’s appeal of the citations is scheduled for May 22, 2017.
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
As of March 31, 2017, the aggregate range of these anticipated environmental costs was $345.5 million to $519.9 million and the accrued amount was $345.5 million. See Note 8(c) for a summary of the environmental reserve activity. Of these accrued liabilities, approximately 99% relates to the Company’s U.S. government contracting business and a portion of this liability is recoverable. The significant environmental sites are discussed below. The balance of the accrued liabilities, which are not recoverable from the U.S. government, relate to other sites for which the Company’s obligations are probable and estimable.
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
Aerojet Rocketdyne is involved in various stages of soil and groundwater investigation, remedy selection, design, and remedy construction associated with the operable units. In 2002, the EPA issued a Unilateral Administrative Order (“UAO”) requiring Aerojet Rocketdyne to implement the EPA-approved remedial action in the Western Groundwater Operable Unit. An identical order was issued by the California Regional Water Quality Control Board, Central Valley (“Central Valley RWQCB”). On July 7, 2011, the EPA issued Aerojet Rocketdyne its Approval of Remedial Action Construction Completion Report for Western Groundwater Operable Unit and its Determination of Remedy as Operational and Functional. On September 20, 2011, the EPA issued two UAOs to Aerojet Rocketdyne to complete a remedial design and implement remedial action for the Perimeter Groundwater Operable Unit. One UAO addresses groundwater and the other addresses soils within the Perimeter Groundwater Operable Unit. Issuance of the UAOs is the next step in the superfund process for the Perimeter Groundwater Operable Unit. Aerojet Rocketdyne submitted a final Remedial Investigation Report for the Boundary Operable Unit in 2010 and a revised Feasibility Study for the Boundary Operable Unit in 2012. A Record of Decision was issued by the EPA on August 4, 2015. Aerojet Rocketdyne anticipates the EPA will issue a UAO or negotiate a consent decree for implementation of the remedy. A draft Remedial Investigation Report for the Island Operable Unit was submitted in January 2013 and the Final Remedial Investigation Report was issued on September 3, 2015. A portion of the Island Operable Unit, Area 40, which is related to the Hillsborough sale, is being handled separately and Aerojet Rocketdyne submitted a draft Feasibility Study to the agencies on June 23, 2016. The remaining operable units are under various stages of investigation. On

September 22, 2016, the EPA completed its first five-year remedy review of the Sacramento superfund site.  The five-year review required by statute and regulation applies to all remedial actions which result in hazardous substances above levels that allow unlimited use and unrestricted exposure.  The Company is working with the EPA to address the findings of the five-year remedy review.
The entire southern portion of the site known as Rio Del Oro was under state orders issued in the 1990s from the Department of Toxic Substances Control (“DTSC”) to investigate and remediate environmental contamination in the soils and the Central Valley RWQCB to investigate and remediate groundwater environmental contamination. On March 14, 2008, the DTSC released all but approximately 400 acres of the Rio Del Oro property from DTSC’s environmental orders regarding soil contamination. Aerojet Rocketdyne expects the approximately 400 acres of Rio Del Oro property that remain subject to the DTSC orders to be released once the soil remediation has been completed. The Rio Del Oro property remains subject to the Central Valley RWQCB’s orders to investigate and remediate groundwater environmental contamination emanating offsite from such property. Pursuant to a settlement agreement entered into in 2009, Aerojet Rocketdyne and The Boeing Company ("Boeing") have defined responsibilities with respect to future costs and environmental projects relating to this property.
As of March 31, 2017, the estimated range of anticipated costs discussed above for the Sacramento, California site was $207.8 million to $324.4 million and the accrued amount was $207.8 million included as a component of the Company’s environmental reserves. Expenditures associated with this matter are partially recoverable. See Note 8(c) below for further discussion on recoverability.
Baldwin Park Operable Unit (“BPOU”)
As a result of its former Azusa, California operations, in 1994 Aerojet Rocketdyne was named a PRP by the EPA in the area of the San Gabriel Valley Basin superfund site known as the BPOU. Between 1995 and 1997, the EPA issued Special Notice Letters to Aerojet Rocketdyne and eighteen other companies requesting that they implement a groundwater remedy. On June 30, 2000, the EPA issued a UAO ordering the PRPs to implement a remedy consistent with the 1994 record of decision. Aerojet Rocketdyne, along with seven other PRPs (the "Cooperating Respondents”) signed a project agreement in late March 2002 with the San Gabriel Basin Water Quality Authority, the Main San Gabriel Basin Watermaster, and five water companies (the “Water Entities”). The project agreement, which has a term of fifteen years, became effective May 9, 2002 and will terminate in May 2017. In November 2014, the EPA met with representatives from the Cooperating Respondents regarding the end of the project agreement and plans for discussions with the Water Entities. The EPA, the Water Entities and Aerojet Rocketdyne and the other Cooperating Respondents have participated in settlement discussions regarding the expiration of the project agreement in 2017. In April 2017, the parties executed a new project agreement which will go into effect when the 2002 project agreement expires in May 2017. The new agreement has a ten year term and has similar provisions as the 2002 project agreement requiring the Cooperating Respondents to fund through an escrow account the ongoing operation, maintenance, and administrative costs of certain treatment and water distribution facilities owned and operated by the water companies. There are also provisions in the project agreement for maintaining financial assurance.
Aerojet Rocketdyne and the other Cooperating Respondents entered into an interim allocation agreement, which was renewed effective March 28, 2014, that establishes the interim payment obligations, subject to final reallocation, of the Cooperating Respondents for the costs incurred pursuant to the project agreement. Under the interim allocation, Aerojet Rocketdyne is responsible for approximately 70% (increased from approximately 68%) of all project costs. Since entering into the project agreement, two of the Cooperating Respondents, Huffy Corporation, and Fairchild Corporation (“Fairchild”), have filed for bankruptcy and are no longer participating in the project agreement. The interim allocation accounted for their shares. On September 30, 2014, another of the Cooperating Respondents, Reichhold, Inc. ("Reichhold"), filed for bankruptcy under Chapter 11. Reichhold has stopped paying and Aerojet Rocketdyne increased its contribution for its portion of Reichhold’s share of the financial assurance. In the first quarter of fiscal 2017, Reichhold’s financial assurance was depleted and the remaining Cooperating Respondents assumed Reichhold’s share. Aerojet Rocketdyne and three of the remaining Cooperating Respondents entered into an agreement establishing final allocation among them and which also establishes as to the other Cooperating Respondent, that entity's obligation to pay an interim allocation at their current interim allocation and an arbitration process to establish their final allocation for Project Agreement related costs.  Aerojet Rocketdyne's current share of future BPOU costs will be approximately 74%.
As part of Aerojet Rocketdyne’s sale of its Electronics and Information Systems (“EIS”) business to Northrop in October 2001, the EPA approved a Prospective Purchaser Agreement with Northrop to absolve it of pre-closing liability for contamination caused by the Azusa, California operations, which liability remains with Aerojet Rocketdyne. As part of that agreement, the Company agreed to provide a $25 million guarantee of its obligations under the project agreement.
As of March 31, 2017, the estimated range of anticipated costs was $125.1 million to $175.3 million and the accrued amount was $125.1 million included as a component of the Company’s environmental reserves. Expenditures associated with this matter are partially recoverable. See Note 8(c) below for further discussion on recoverability.
Wabash, Indiana Site

As part of the Company's automotive business that was divested in 2004, the Company owned and operated a former rubber processing plant in Wabash, Indiana from 1937 to 2004. Pursuant to a request from the Indiana Department of Environmental Management (“IDEM”), the Company conducted an initial site investigation of the soil and groundwater at the site and a report was submitted to IDEM. By letter of June 11, 2014, IDEM directed the Company to conduct additional investigation of the site, including a vapor intrusion investigation in areas in and around the site where trichloroethene levels in groundwater were found to exceed screening levels for vapor intrusion. Vapor mitigation systems were installed in one residence and one business where indoor air screening levels were exceeded. The Company acquired a separate residence in August 2016 where indoor air screening levels were exceeded and a mitigation system was not economically feasible. The Company anticipates donating the property to the City of Wabash for use in connection with a city park.  The Company conducted further investigations of the site in accordance with the IDEM request and approved work plan. The Company met with IDEM on May 24, 2016 to present the results of the further investigation and IDEM requested the Company to submit a remedial action plan. The remedial action plan was submitted in January 2017 and approved by IDEM in March 2017. The work plan focuses on periodic monitoring and specific plans for long term remedial actions for on-site soils which will be deferred until City of Wabash access has been secured and a redevelopment plan is in place. The Company sent demands to other former owners/operators of the site to participate in the site work, but they declined to participate. As of March 31, 2017, the estimated range of the Company's share of anticipated costs for the Wabash, Indiana site was $0.4 million to $0.7 million and the accrued amount was $0.4 million. None of the expenditures related to this matter are recoverable from the U.S. government.
c. Environmental Reserves and Estimated Recoveries
Environmental Reserves
The Company reviews on a quarterly basis estimated future remediation costs and has an established practice of estimating environmental remediation costs over a fifteen year period, except for those environmental remediation costs with a specific contractual term. Environmental liabilities at the BPOU site are currently estimated through the term of a new project agreement as proposed by Aerojet Rocketdyne and the Cooperating Respondents. As the period for which estimated environmental remediation costs lengthens, the reliability of such estimates decreases. These estimates consider the investigative work and analysis of engineers, outside environmental consultants, and the advice of legal staff regarding the status and anticipated results of various administrative and legal proceedings. In most cases, only a range of reasonably possible costs can be estimated. In establishing the Company’s reserves, the most probable estimate is used when determinable; otherwise, the minimum amount is used when no single amount in the range is more probable. Accordingly, such estimates can change as the Company periodically evaluates and revises these estimates as new information becomes available. The Company cannot predict whether new information gained as projects progress will affect the estimated liability accrued. The timing of payment for estimated future environmental costs is influenced by a number of factors such as the regulatory approval process, and the time required to design, construct, and implement the remedy.
A summary of the Company’s environmental reserve activity is shown below:

	Aerojet Rocketdyne- Sacramento	Aerojet Rocketdyne- BPOU	Other Aerojet Rocketdyne Sites	Total Aerojet Rocketdyne	Other (1)	Total Environmental Reserve
	(In millions)
December 31, 2016	$210.1	$126.8	$8.5	$345.4	$4.3	$349.7
Additions	2.9	1.5	0.1	4.5	0.2	4.7
Expenditures	(5.2)	(3.2)	(0.5)	(8.9)	—	(8.9)
March 31, 2017	$207.8	$125.1	$8.1	$341.0	$4.5	$345.5
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
As part of the acquisition of the Atlantic Research Corporation (“ARC”) propulsion business in 2003, Aerojet Rocketdyne entered into an agreement with ARC pursuant to which Aerojet Rocketdyne is responsible for up to $20.0 million of costs (“Pre-Close Environmental Costs”) associated with environmental issues that arose prior to Aerojet Rocketdyne’s acquisition of the ARC propulsion business. ARC is responsible for any cleanup costs relating to the ARC acquired businesses in excess of $20.0 million. Pursuant to a separate agreement with the U.S. government which was entered into prior to the completion of the ARC acquisition, these costs are recovered through the establishment of prices for Aerojet Rocketdyne’s products and services sold to the U.S. government. The Company reached the $20.0 million cap on cleanup costs in the first quarter of fiscal 2017 and expects that additional costs will be incurred due to contamination existing at the time of the acquisition and still requiring remediation and monitoring. On May 6, 2016, ARC informed Aerojet Rocketdyne that it is disputing certain costs that Aerojet Rocketdyne is attributing to the $20.0 million Pre-Close Environmental Costs. Aerojet Rocketdyne has met with ARC and is evaluating the claim. Certain costs related to ARC’s claim may be allocable to Aerojet Rocketdyne and will be determined in conjunction with the Company’s evaluation and ultimate resolution of the ARC claim.
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
Most of the environmental costs are incurred by the Company's Aerospace and Defense segment, and certain of these future costs are allowable to be included in the Company’s contracts with the U.S. government and allocable to Northrop until the cumulative expenditure limitation is reached. Excluding the receivable from Northrop of $67.7 million discussed below, the Company currently estimates approximately 24% of its future Aerospace and Defense segment environmental costs will not likely be reimbursable and are expensed.
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
Pursuant to the Northrop Agreement, environmental expenditures to be reimbursed are subject to annual limitations and the total reimbursements are limited to cumulative expenditure limitation of $189.7 million. A summary of the Northrop Agreement activity is shown below (in millions):

Total reimbursable costs under the Northrop Agreement	$189.7
Amount reimbursed to the Company through March 31, 2017	(120.7)
Potential future cost reimbursements available	69.0
Less: Receivable from Northrop included in the unaudited condensed consolidated balance sheet as of March 31, 2017	(67.7)
Potential future recoverable amounts available under the Northrop Agreement	$1.3
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

	Three months ended March 31,
	2017	2016
	(In millions)
Estimated recoverable amounts under U.S. government contracts	$3.9	$4.6
Expense to unaudited condensed consolidated statement of operations	0.8	0.3
Total environmental reserve adjustments	$4.7	$4.9

Note 9. Arrangements with Off-Balance Sheet Risk
As of March 31, 2017, arrangements with off-balance sheet risk consisted of:

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
Note 10. Cost Reduction Plans
During fiscal 2015, the Company initiated the first phase ("Phase I") of the competitive improvement program (the "CIP”) comprised of activities and initiatives aimed at reducing costs in order for the Company to continue to compete successfully. Phase I is composed of three major components: (i) facilities optimization and footprint reduction; (ii) product affordability; and (iii) reduced administrative and overhead costs. The Company currently estimates that it will incur restructuring and related costs over the four-year Phase I program of approximately $113.0 million (including approximately $31.0 million of capital expenditures). The Company has incurred $25.4 million related to Phase I through March 31, 2017; additionally, the Company has incurred $29.3 million in capital expenditures to support Phase I. A summary of the Company's Phase I reserve activity:

	Severance	Retention	Total
	(In millions)
December 31, 2016	$6.8	$2.1	$8.9
Accrual	—	0.3	0.3
Payments	(0.7)	—	(0.7)
March 31, 2017	$6.1	$2.4	$8.5
The costs associated with Phase I will be a component of the Company’s U.S. government forward pricing rates, and therefore, will be recovered through the pricing of the Company’s products and services to the U.S. government. In addition to the employee-related Phase I obligations, the Company incurred non-cash accelerated depreciation expense of less than $0.1 million and $0.2 million in the first quarter of fiscal 2017 and 2016, respectively, associated with changes in the estimated useful life of long-lived assets impacted by Phase I.
In April 2017, the Company announced the next phase of the CIP which is discussed in Note 14.

Note 11. Retirement Benefits
Pension Benefits
The Company's defined benefit pension plan future benefit accrual was discontinued in fiscal 2009. As of the last measurement date of December 31, 2016, the assets, projected benefit obligations, and unfunded pension obligation for the tax-qualified pension plans were approximately $925.1 million, $1,492.1 million, and $548.2 million, respectively.
The Company expects to make cash contributions of approximately $72.0 million to its tax-qualified defined benefit pension plan in fiscal 2017 of which $37.0 million is expected to be recoverable in its U.S. government contracts in fiscal 2017 with the remaining $35.0 million being potentially recoverable in its U.S. government contracts in the future. The Company generally is able to recover cash contributions related to its tax-qualified defined benefit pension plan as allowable costs on U.S. government contracts, but there is a lag between when the Company contributes cash to its tax-qualified defined benefit pension plan under pension funding rules and recovers the costs under the U.S. government Cost Accounting Standards.
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
Components of retirement benefit expense (benefit) are:

	Pension Benefits		Postretirement Medical and Life Insurance Benefits
	Three months ended March 31,
	2017	2016	2017	2016
	(In millions)
Service cost	$3.7	$3.5	$—	$—
Interest cost on benefit obligation	14.4	16.0	0.4	0.5
Assumed return on plan assets	(16.1)	(17.5)	—	—
Amortization of prior service credits	—	—	(0.1)	(0.3)
Recognized net actuarial losses (gains)	17.0	15.9	(1.0)	(0.9)
Retirement benefit expense (benefit)	$19.0	$17.9	$(0.7)	$(0.7)
Note 12. Operating Segments and Related Disclosures
The Company’s operations are organized into two operating segments based on different products and customer bases: Aerospace and Defense, and Real Estate.
The Company evaluates its operating segments based on several factors, of which the primary financial measure is segment performance. Segment performance represents net sales less applicable costs, expenses and unusual items relating to the segment operations. Segment performance excludes corporate income and expenses, legacy income or expenses, unusual items not related to the segment operations, interest expense, interest income, and income taxes.
Customers that represented more than 10% of net sales for the periods presented are as follows:

	Three months ended March 31,
	2017	2016
United Launch Alliance	23%	20%
Lockheed Martin Corporation	18%	27%
Raytheon Company	18%	17%
NASA	18%	14%
Boeing	11%	*
______

* Less than 10%
The Company's sales to each of the major customers listed above involve several product lines and programs.
Sales to the U.S. government and its agencies, including sales to the Company’s significant customers discussed above, were as follows:

Percentage of net sales
Three months ended March 31, 2017	93%
Three months ended March 31, 2016	92%
Selected financial information for each operating segment is as follows:

	Three months ended March 31,
	2017	2016
	(In millions)
Net Sales:
Aerospace and Defense	$403.7	$355.3
Real Estate	1.6	1.6
Total Net Sales	$405.3	$356.9
Segment Performance:
Aerospace and Defense	$38.7	$36.0
Environmental remediation provision adjustments	(0.6)	(0.6)
Retirement benefits, net (1)	(4.0)	(5.6)
Unusual items	0.6	0.1
Aerospace and Defense Total	34.7	29.9
Real Estate	0.8	0.8
Total Segment Performance	$35.5	$30.7
Reconciliation of segment performance to income before income taxes:
Segment performance	$35.5	$30.7
Interest expense	(7.4)	(11.1)
Interest income	0.5	0.2
Stock-based compensation expense	(6.8)	(2.3)
Corporate retirement benefits	(5.0)	(4.7)
Corporate and other expense, net	(6.6)	(3.9)
Unusual items	(1.0)	(0.3)
Income before income taxes	$9.2	$8.6
_____
(1) Retirement benefits are net of cash funding to the Company's tax-qualified defined benefit pension plan which are recoverable costs under the Company's U.S. government contracts. The Company's recoverable tax-qualified pension costs in the first quarter of fiscal 2017 and 2016 totaled $9.3 million and $6.9 million, respectively.
Note 13. Unusual Items
Total unusual items expense, comprised of a component of other expense, net and loss on debt in the unaudited condensed consolidated statements of operations, was as follows:

	Three months ended March 31,
	2017	2016
	(In millions)
Unusual items
Legal related matters	$(0.6)	$(0.1)
Loss on debt	—	0.3
Acquisition costs	1.0	—
	$0.4	$0.2

First three months of fiscal 2017 Activity:
The Company recorded $0.6 million of realized gains, net of interest associated with the failure to register with the SEC the issuance of certain of the Company’s common shares under the defined contribution 401(k) employee benefit plan.
The Company recorded $1.0 million of costs related to the acquisition of Coleman (see Note 5).
First three months of fiscal 2016 Activity:
The Company recorded $0.1 million of realized gains, net of interest associated with the failure to register with the SEC the issuance of certain of the Company’s common shares under the defined contribution 401(k) employee benefit plan.
The Company retired $13.0 million principal amount of its delayed draw term loan resulting in a loss of $0.3 million.
Note  14. Subsequent Event
On April 6, 2017, the Board of Directors approved Phase II (“Phase II”) of the Company’s previously announced CIP.    Pursuant to Phase II, the Company plans to expand its CIP and further consolidate its Sacramento, California, and Gainesville, Virginia sites while centralizing and expanding its existing presence in Huntsville, Alabama. By 2019, the Company expects to have incurred Phase II restructuring and related costs of $122.1 million (before any anticipated Phase II incentives to be finalized with state and local authorities and recoveries through the pricing of the Company’s U.S. government contracts), consisting of employee related costs of $65.2 million, facility costs of approximately $36.2 million, and $20.7 million for other costs relating to product requalification and knowledge transfer.
The Company had previously launched Phase I of the CIP in March 2015 to maximize facility utilization, increase operational efficiency and improve the affordability of its propulsion products for customers.
The Company expects total costs associated with the CIP, before any anticipated Phase II incentives to be finalized with state and local authorities, and recoveries through the pricing of the Company’s U.S. government contracts, as follows (in millions):

Phase I costs through March 31, 2017	$54.7
Remaining anticipated Phase I costs	58.3
Phase II costs	122.1
Total costs	$235.1

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
The preparation of the consolidated financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates. In addition, our operating results for interim periods may not be indicative of the results of operations for a full year. This section contains a number of forward-looking statements, all of which are based on current expectations and are subject to risks and uncertainties including those described in this Quarterly Report under the heading “Forward-Looking Statements.” Actual results may differ materially. This section should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, and periodic reports subsequently filed with the Securities and Exchange Commission (“SEC”).
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
Real Estate — includes the activities of our wholly-owned subsidiary Easton Development Company, LLC (“Easton”) related to the re-zoning, entitlement, sale, and leasing of our excess real estate assets. We currently are in the process of seeking zoning changes and other governmental approvals on our excess real estate assets to optimize their value.
A summary of the significant financial highlights for the first quarter of fiscal 2017 which management uses to evaluate our operating performance and financial condition is presented below.

•	Net sales for the first quarter of fiscal 2017 totaled $405.3 million compared to $356.9 million for the first quarter of fiscal 2016.

•
Net income for the first quarter of fiscal 2017 was $5.9 million, or $0.08 diluted income per share, compared to net income of $5.1 million, or $0.08 diluted income per share, for the first quarter of fiscal 2016.

•
Adjusted EBITDAP (Non-GAAP measure*) for the first quarter of fiscal 2017 was $41.8 million, or 10.3% of net sales, compared to $45.1 million, or 12.6% of net sales, for the first quarter of fiscal 2016.

•
Segment performance before environmental remediation provision adjustments, retirement benefits, net, and unusual items (Non-GAAP measure*) was $39.5 million for the first quarter of fiscal 2017, compared to $36.8 million for the first quarter of fiscal 2016.

•	Cash used in operating activities in the first quarter of fiscal 2017 totaled $3.1 million compared to $31.7 million of cash used in operating activities in the first quarter of fiscal 2016.

•	As of March 31, 2017, we had $2.2 billion of funded backlog compared to $2.3 billion as of December 31, 2016.
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
Some of the significant challenges we face are as follows: dependence upon U.S. government programs and contracts, future reductions or changes in U.S. government spending in our markets, implementation of the competitive improvement program (the "CIP"), environmental matters, capital structure, and our underfunded retirement benefit plans.

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
Sales to the U.S. government and its agencies, including sales to our significant customers disclosed below, were as follows:

Percentage of net sales
Three months ended March 31, 2017	93%
Three months ended March 31, 2016	92%
The Standard Missile program, which is comprised of several contracts and is included in U.S. government sales, represented 8% and 9% of net sales for the first quarter of fiscal 2017 and 2016, respectively. The Terminal High Altitude Area Defense (“THAAD”) program, which is comprised of several contracts and included in U.S. government sales, represented 7% and 13% of net sales for the first quarter of fiscal 2017 and 2016, respectively.
Customers that represented more than 10% of net sales for the periods presented were as follows:

	Three months ended March 31,
	2017	2016
United Launch Alliance	23%	20%
Lockheed Martin Corporation	18%	27%
Raytheon Company	18%	17%
NASA	18%	14%
The Boeing Company ("Boeing")	11%	*
______
* Less than 10%
Our sales to each of the major customers listed above involve several product lines and programs.
Industry Update
Our primary aerospace and defense customers include the DoD and its agencies, NASA, and the prime contractors that supply products to these customers. We rely on U.S. government spending on propulsion systems for defense, space and armament systems, precision tactical weapon systems and munitions applications, and our backlog depends, in large part, on continued funding by the U.S. government for the programs in which we are involved. These funding levels are not generally correlated with any specific economic cycle, but rather follow the cycle of general public policy and political support for this type of funding. Moreover, although our contracts often contemplate that our services will be performed over a period of several years, the U.S. Congress must appropriate funds for a given program and the U.S. President must sign into law such appropriations legislation each government fiscal year (“GFY”) and may significantly increase, decrease or eliminate, funding for a program. A decrease in DoD and/or NASA expenditures, the elimination or curtailment of a material program in which we are or hope to be involved, or changes in payment patterns of our customers as a result of changes in U.S. government outlays, could have a material adverse effect on our operating results, financial condition, and/or cash flows.
Even with overall budget levels set for GFY 2017, Congress was not able to pass a full year appropriation for either the DoD or NASA prior to the start of GFY 2017 on October 1, 2016.  As a result, Congress passed a short-term Continuing Resolution (“CR”) to fund the U.S. government until December 9, 2016. After the November U.S. presidential election, at the request of the Trump Administration, Congress passed another CR through April 28, 2017 to allow the new Administration to shape federal spending, and a third CR for one week through May 5, 2017 to finalize negotiations and a passage of GFY Omnibus Appropriations bill. On May 5, 2017, President Trump signed into law the Consolidated Appropriations Act of 2017, an omnibus appropriations bill for GFY 2017, including appropriations for DoD and NASA. The Trump Administration has signaled strong support for nuclear modernization and missile defense.
The Space Launch Systems ("SLS") appears to remain a top Congressional priority as the CR included a provision to allow NASA the funding flexibility for SLS and deep exploration to remain on track. The SLS program also has enjoyed wide, bipartisan support in both chambers of Congress. We maintain a strong relationship with NASA and our propulsion systems have been powering NASA launch vehicles and spacecraft since the inception of the U.S. space program. Our booster, upper stage and Orion vehicle propulsion systems are currently baselined on the new SLS vehicle and both upper stage and booster engines are in development for future SLS variants. Due to the retirement of the space shuttle fleet, U.S. astronauts have been dependent on Russian Soyuz flights for access to and from the International Space Station ("ISS") for the better part of this decade. NASA has been working to re-establish U.S. manned space capability as soon as possible through development of a new “space taxi” to ferry astronauts and cargo to the ISS. In 2014, Boeing’s CST-100 Starliner capsule, powered by Aerojet Rocketdyne propulsion, was selected by NASA to transport astronauts to and from the ISS. As Boeing’s teammate, Aerojet Rocketdyne will be providing the propulsion system for this new capsule, thereby supplementing its work for NASA on the SLS designed for manned deep space exploration. In both instances, we have significant propulsion content and we look forward to supporting these generational programs for NASA.
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
Competitive Improvement Program
In March 2015, we launched Phase I of the CIP ("Phase I") comprised of activities and initiatives aimed at reducing costs in order for us to continue to compete successfully. The company-wide initiative is being undertaken after a comprehensive assessment of our product portfolio to underpin Aerojet Rocketdyne’s technological and competitive leadership in our markets through continued research and development. Phase I is composed of three major components: (i) facilities optimization and footprint reduction; (ii) product affordability; and (iii) reduced administrative and overhead costs. The Phase I costs consist primarily of severance and other employee related costs totaling approximately $25.0 million, operating facility costs totaling approximately $19.0 million, and $38.0 million for other costs relating to product re-qualification, knowledge transfer and other CIP implementation costs, and $31.0 million of capital expenditures.
On April 6, 2017, the Board of Directors approved Phase II of the CIP ("Phase II"). Pursuant to Phase II, we plan to expand our CIP and further consolidate our Sacramento, California, and Gainesville, Virginia sites while centralizing and expanding our existing presence in Huntsville, Alabama. By 2019, we expect to have incurred Phase II restructuring and related costs of $122.1 million (before any anticipated Phase II incentives to be finalized with state and local authorities and recoveries through the pricing of our U.S. government contracts), consisting of employee related costs of $65.2 million, facility costs of approximately $36.2 million, and $20.7 million for other costs relating to product requalification and knowledge transfer.
When fully implemented, we anticipate that the CIP will result in annual cost savings as follows (in millions):

Annual savings upon completion of Phase I (expected 2019)	$145.0
Annual savings upon completion of Phase II (expected 2021)	85.0
Total annual savings	$230.0
We expect total costs associated with the CIP, before any anticipated Phase II incentives to be finalized with state and local authorities, and recoveries through the pricing of our U.S. government contracts, as follows (in millions):

Phase I costs through March 31, 2017	$54.7
Remaining anticipated Phase I costs	58.3
Phase II costs	122.1
Total costs	$235.1
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
A summary of our recoverable amounts, environmental reserves, and estimated range of liability as of March 31, 2017 is presented below:

	Recoverable Amounts (1)	Environmental Reserves	Estimated Range of Liability
	(In millions)
Sacramento	$157.4	$207.8	$207.8 - $324.4
Baldwin Park Operable Unit	94.8	125.1	125.1 - 175.3
Other Aerojet Rocketdyne sites	8.1	8.1	8.1 - 14.0
Other sites	0.6	4.5	4.5 - 6.2
Total	$260.9	$345.5	$345.5 - $519.9
_____

(1)
Excludes the receivable from Northrop Grumman Corporation (“Northrop”) of $67.7 million as of March 31, 2017 related to environmental costs already paid (and therefore not reserved) by the Company in prior years and reimbursable under the Northrop Agreement.

Most of our environmental costs are incurred by our Aerospace and Defense segment, and certain of these future costs are allowable to be included in our contracts with the U.S. government and allocable to Northrop until the cumulative expenditure limitation is reached. See Note 8(b) and (c) of the Notes to Unaudited Condensed Consolidated Financial Statements.
Capital Structure
We have a substantial amount of debt for which we are required to make interest and principal payments. Interest on long-term financing is not a recoverable cost under our U.S. government contracts. As of March 31, 2017, we had $685.0 million of debt principal outstanding. The fair value of the debt outstanding at March 31, 2017 was $709.6 million.
Retirement Benefits
We expect to make cash contributions of approximately $72.0 million to our tax-qualified defined benefit pension plan in fiscal 2017 of which $37.0 million is expected to be recoverable in our U.S. government contracts in fiscal 2017 with the remaining $35.0 million being potentially recoverable in our U.S. government contracts in the future. We generally are able to recover cash contributions related to our tax-qualified defined benefit pension plan as allowable costs on our U.S. government contracts, but there is a lag between when we contribute cash to our tax-qualified defined benefit pension plan under pension funding rules and recover it under the Cost Accounting Standards.
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
Additionally, the level of returns on retirement benefit assets, changes in interest rates, changes in legislation, and other factors affect our financial results. The timing of recognition of retirement benefit expense or income in our financial statements differs from the timing of the required funding under the Pension Protection Act or the amount of funding that can be recorded in our overhead rates through our U.S. government contracting business.
Results of Operations
Net Sales:

	Three months ended March 31,
	2017	2016	Change*
	(In millions)
Net sales:	$405.3	$356.9	$48.4

* Primary reason for change. The increase in net sales was primarily due to the following: (i) an increase of $58.4 million in space programs primarily driven by the RS-25 program development and integration effort in support of the SLS development program and increased deliveries on the Atlas V program during the first quarter of fiscal 2017 and (ii) a decrease of $8.3 million in defense programs primarily driven by the timing of deliveries on the THAAD program.

Cost of Sales (exclusive of items shown separately below):

	Three months ended March 31,
	2017	2016	Change*
	(In millions, except percentage amounts)
Cost of sales (exclusive of items shown separately below):	$352.7	$309.7	$43.0
Percentage of net sales	87.0%	86.8%
Percentage of net sales excluding retirement benefits	83.7%	83.3%
Components of cost of sales:
Cost of sales excluding retirement benefits	$339.4	$297.2	$42.2
Retirement benefits	13.3	12.5	0.8
Cost of sales	$352.7	$309.7	$43.0

* Primary reason for change. The increase in cost of sales as a percentage of net sales excluding retirement benefits was primarily due to cost growth and manufacturing inefficiencies in the current period on electric propulsion contracts partially offset by favorable contract performance on the RL10 program as a result of lower program costs and management reserve reductions due to ongoing program efficiencies.
Selling, General and Administrative (“SG&A”):

	Three months ended March 31,
	2017	2016	Change*
	(In millions, except percentage amounts)
SG&A:	$18.5	$11.6	$6.9
Percentage of net sales	4.6%	3.3%
Components of SG&A:
SG&A excluding retirement benefits and stock-based compensation	$6.7	$4.6	$2.1
Stock-based compensation	6.8	2.3	4.5
Retirement benefits	5.0	4.7	0.3
SG&A	$18.5	$11.6	$6.9
 * Primary reason for change. The increase in SG&A expense was primarily driven by (i) an increase of $4.5 million in stock-based compensation primarily as a result of increases in the fair value of the stock appreciation rights and accelerated vesting of stock awards to a former executive officer and (ii) an increase in legal and professional services expenses associated with various corporate activities in the first quarter of fiscal 2017.
Depreciation and Amortization:

	Three months ended March 31,
	2017	2016	Change*
	(In millions)
Depreciation and amortization:	$16.3	$15.1	$1.2
Components of depreciation and amortization:
Depreciation	$13.0	$11.7	$1.3
Amortization	3.3	3.4	(0.1)
* Primary reason for change. The increase in depreciation expense was primarily the result of capital projects being placed in service supporting Phase I of the CIP.

Other Expense, net and loss on debt:

	Three months ended March 31,
	2017	2016	Change*
	(In millions)
Other expense, net and loss on debt:	$1.7	$1.0	$0.7
 * Primary reason for change. The increase in other expense, net was primarily due to an increase of $0.5 million in environmental remediation expenses (see Note 8(c) of the Notes to Unaudited Condensed Consolidated Financial Statements) and an increase of $0.2 million in unusual items (discussed below).
Total unusual items expense, comprised of a component of other expense, net and loss on debt in the Unaudited Condensed Consolidated Statements of Operations, was as follows:

	Three months ended March 31,
	2017	2016
	(In millions)
Unusual items
Legal related matters	$(0.6)	$(0.1)
Loss on debt	—	0.3
Acquisition costs	1.0	—
	$0.4	$0.2
First three months of fiscal 2017 Activity:
We recorded $0.6 million of realized gains, net of interest associated with the failure to register with the SEC the issuance of certain of our common shares under the defined contribution 401(k) employee benefit plan.
We recorded $1.0 million of costs related to the acquisition of Coleman Aerospace from L3 Technologies, Inc. (see Note 5 of the Notes to Unaudited Condensed Consolidated Financial Statements).
First three months of fiscal 2016 Activity:
We recorded $0.1 million of realized gains, net of interest associated with the failure to register with the SEC the issuance of certain of our common shares under the defined contribution 401(k) employee benefit plan.
We retired $13.0 million principal amount of our delayed draw term loan resulting in a loss of $0.3 million.
Interest Income:

	Three months ended March 31,
	2017	2016	Change*
	(In millions)
Interest income:	$0.5	$0.2	$0.3
 * Primary reason for change. Interest income was immaterial for the periods presented.
Interest Expense:

	Three months ended March 31,
	2017	2016	Change*
	(In millions)
Interest expense:	$7.4	$11.1	$(3.7)
Components of interest expense:
Contractual interest and other	5.3	10.5	(5.2)
Amortization of debt discount and deferred financing costs	2.1	0.6	1.5
Interest expense	$7.4	$11.1	$(3.7)
* Primary reason for change. The decrease in interest expense was primarily due to the retirement of the principal amount of our delayed draw term loan in the first quarter of fiscal 2016, the redemption of the 7 1/8% Senior Secured Notes in the third quarter of fiscal 2016, and the conversion of 4 1/16% Convertible Subordinated Debentures (“4 1/16% Debentures”) to common shares. The decrease was partially offset by interest expense on the debt incurred on the Senior Credit Facility at a lower variable interest rate (3.23% as of March 31, 2017) and the issuance of the 2 1/4% Convertible Senior Notes (2 1/4% Notes) in December 2016 at an effective interest rate of 5.8%.
Income Tax provision:
The income tax provision was as follows:

	Three months ended March 31,
	2017	2016
	(In millions)
Income tax provision	$3.3	$3.5
In the first quarter of fiscal 2017, the income tax provision recorded approximates the expected tax that would be calculated by applying the federal statutory rate to our income before income taxes primarily due to offsetting permanent items and adjustments in connection with the adoption of new accounting guidance associated with stock compensation.
In the first quarter of fiscal 2016, the income tax provision recorded differs from the expected tax that would be calculated by applying the federal statutory rate to our income before income taxes primarily due to state income taxes and certain expenditures which are permanently not deductible for tax purposes.
A valuation allowance is required when it is more-likely-than-not that all or a portion of deferred tax assets may not be realized. Assessing the need for, or sufficiency of, a valuation allowance requires management to evaluate, on a quarterly basis, all available evidence, both positive and negative, including the recent trend of losses before income taxes. We will continue to evaluate whether future results are less than projected and if a valuation allowance may be required to reduce deferred tax assets, which could have a material impact on our results of operations. As of March 31, 2017, we continued to believe that the weight of the positive evidence outweighed the negative evidence regarding the realization of our net deferred tax assets.
See Note 6 of the Notes to Unaudited Condensed Consolidated Financial Statements for a discussion on uncertain income tax positions.
Retirement Benefits:
Components of retirement benefit expense are:

	Three months ended March 31,
	2017	2016
	(In millions)
Service cost	$3.7	$3.5
Interest cost on benefit obligation	14.8	16.5
Assumed return on plan assets	(16.1)	(17.5)
Amortization of prior service credits	(0.1)	(0.3)
Recognized net actuarial losses	16.0	15.0
Retirement benefits	$18.3	$17.2
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
Operating Segment Information:
We evaluate our operating segments based on several factors, of which the primary financial measure is segment performance. Segment performance represents net sales less applicable costs, expenses and provisions for unusual items relating to the segment. Excluded from segment performance are: corporate income and expenses, interest expense, interest income, income taxes, legacy income or expenses, and unusual items not related to the segment. We believe that segment performance provides information useful to investors in understanding our underlying operational performance. In addition, we provide the Non-GAAP financial measure of our operational performance called segment performance before environmental remediation provision adjustments, retirement benefits, and unusual items. We believe the exclusion of the items listed above permits an evaluation and a comparison of results for ongoing business operations, and it is on this basis that management internally assesses operational performance.
Aerospace and Defense Segment

	Three months ended March 31,
	2017	2016	Change*
	(In millions, except percentage amounts)
Net sales	$403.7	$355.3	$48.4
Segment performance	34.7	29.9	4.8
Segment margin	8.6%	8.4%
Segment margin before environmental remediation provision adjustments, retirement benefits, net, and unusual items (Non-GAAP measure)	9.6%	10.1%
Components of segment performance:
Aerospace and Defense	$38.7	$36.0	$2.7
Environmental remediation provision adjustments	(0.6)	(0.6)	—
Retirement benefits, net	(4.0)	(5.6)	1.6
Unusual items	0.6	0.1	0.5
Aerospace and Defense total	$34.7	$29.9	$4.8
 * Primary reason for change. The increase in net sales was primarily due to the following: (i) an increase of $58.4 million in space programs primarily driven by the RS-25 program development and integration effort in support of the SLS development program and increased deliveries on the Atlas V program during the first quarter of fiscal 2017 and (ii) a decrease of $8.3 million in defense programs primarily driven by the timing of deliveries on the THAAD program.
Segment margin before environmental remediation provision adjustments, retirement benefits, net and unusual items decreased primarily due to current period cost growth as we continue to work towards resolving design challenges on electric propulsion contracts. In addition, as anticipated, our increased sales were primarily on lower margin programs such as Atlas while we saw decreased sales from the timing of higher margin programs such as THAAD.
A summary of our backlog is as follows:

	March 31, 2017	December 31, 2016
	(In billions)
Funded backlog	$2.2	$2.3
Unfunded backlog	2.0	2.2
Total contract backlog	$4.2	$4.5
Total backlog includes both funded backlog (unfilled orders for which funding is authorized, appropriated and contractually obligated by the customer) and unfunded backlog (firm orders for which funding has not been appropriated). Indefinite delivery and quantity contracts and unexercised options are not reported in total backlog. Backlog is subject to funding delays or program restructurings/cancellations which are beyond our control. Of our March 31, 2017 total contract backlog, approximately 45%, or $1.9 billion, is expected to be filled within one year as compared to 38%, or $1.7 billion, at December 31, 2016. Backlog has declined from December 31, 2016 due to current period sales outpacing current period awards. This decline was anticipated and may continue as we recognize sales under contracts with large multi-year awards, such as the $1.2 billion award for RS-25 engine restart received in November 2015 and continuing through November 2024.  The nature and timing of large multi-year awards can create variability in our funded and total contract backlog.

Real Estate Segment

	Three months ended March 31,
	2017	2016	Change
	(In millions)
Net sales	$1.6	$1.6	$—
Segment performance	0.8	0.8	—
 * Primary reason for change. Net sales and segment performance consist primarily of rental property operations.
Use of Non-GAAP Financial Measures
In addition to segment performance (discussed above), we provide the Non-GAAP financial measure of our operational performance called Adjusted EBITDAP. We use this metric to measure our operating performance. We believe that to effectively compare core operating performance from period to period, the metric should exclude items relating to retirement benefits (pension and postretirement benefits), significant non-cash expenses, the impacts of financing decisions on earnings, and items incurred outside the ordinary, on-going and customary course of our operations. Accordingly, we define Adjusted EBITDAP as GAAP income before income taxes adjusted to exclude interest expense, interest income, depreciation and amortization, retirement benefits net of cash funding to our tax-qualified defined benefit pension plan that are recoverable under our U.S. government contracts, and unusual items which we do not believe are reflective of such ordinary, on-going and customary activities. Adjusted EBITDAP does not represent, and should not be considered an alternative to, net income, as determined in accordance with GAAP.

	Three months ended March 31,
	2017	2016
	(In millions, except percentage amounts)
Income before income taxes	$9.2	$8.6
Interest expense	7.4	11.1
Interest income	(0.5)	(0.2)
Depreciation and amortization	16.3	15.1
Retirement benefits, net (1)	9.0	10.3
Unusual items	0.4	0.2
Adjusted EBITDAP	$41.8	$45.1
Adjusted EBITDAP as a percentage of net sales	10.3%	12.6%
_____
(1) Retirement benefits are net of cash funding to our tax-qualified defined benefit pension plan which are recoverable costs under our U.S. government contracts. Our recoverable tax-qualified pension costs in the first quarter of fiscal 2017 and 2016 totaled $9.3 million and $6.9 million, respectively.
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

	Three months ended March 31,
	2017	2016
	(In millions)
Net Cash Used in Operating Activities	$(3.1)	$(31.7)
Capital expenditures	(2.7)	(7.7)
Free cash flow(1)	$(5.8)	$(39.4)
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

	March 31, 2017	December 31, 2016
	(In millions)
Debt principal	$685.0	$725.6
Cash and cash equivalents	(382.1)	(410.3)
Net debt	$302.9	$315.3
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
The areas most affected by our accounting policies and estimates are revenue recognition, other contract considerations, goodwill, retirement benefit plans, litigation, environmental remediation costs and recoveries, and income taxes. Except for income taxes and litigation matters related to legacy operations, which are not allocated to our operating segments, these areas affect the financial results of our business segments.
In our Aerospace and Defense segment, recognition of profit on long-term contracts requires the use of assumptions and estimates related to the contract value or total contract revenue, the total cost at completion and the measurement of progress towards completion. Due to the nature of the programs, developing the estimated total contract value and cost at completion requires the use of significant judgment. Estimates are continually evaluated as work progresses and are revised as necessary. Factors that must be considered in estimating the work to be completed include, but not limited to: labor productivity, the nature and technical complexity of the work to be performed, availability and cost volatility of materials, subcontractor and vendor performance, warranty costs, volume assumptions, anticipated labor agreements and inflationary trends, schedule and performance delays, availability of funding from the customer, and the recoverability of costs incurred outside the original contract included in any estimates to complete. We review contract performance and cost estimates for some contracts at least monthly and for others at least quarterly and more frequently when circumstances significantly change. When a change in estimate is determined to have an impact on contract profit, we will record a positive or negative adjustment to the statement of operations. Changes in estimates and assumptions related to the status of certain long-term contracts may have a material effect on our operating results. The following table summarizes the impact of the change in significant contract accounting estimates on the Company’s Aerospace and Defense segment net sales accounted for under the percentage-of-completion method of accounting:

	Three months ended March 31,
	2017	2016 (1)
	(In millions, except per share amounts)
Favorable effect of the changes in contract estimates on income before income taxes	$3.4	$—
Favorable effect of the changes in contract estimates on net income	2.0	—
Favorable effect of the changes in contract estimates on basic and diluted net income per share	0.03	—
_______
(1) The impact of all changes in estimates and assumptions related to the status of certain long-term contracts since fiscal year-end 2015 were reflected in the month ended December 31, 2015 as a result of the Company's change in fiscal year-end from November 30 of each year to December 31 of each year.
A detailed description of our significant accounting policies can be found in our most recent Annual Report on Form 10-K for the fiscal year ended December 31, 2016.
Arrangements with Off-Balance Sheet Risk
As of March 31, 2017, arrangements with off-balance sheet risk consisted of:

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
Liquidity and Capital Resources
Net Cash Used in Operating, Investing, and Financing Activities
The change in cash and cash equivalents was as follows:

	Three months ended March 31,
	2017	2016
	(In millions)
Net Cash Used in Operating Activities	$(3.1)	$(31.7)
Net Cash Used in Investing Activities	(17.7)	(7.7)
Net Cash Used in Financing Activities	(7.4)	(13.6)
Net Decrease in Cash and Cash Equivalents	$(28.2)	$(53.0)
Net Cash Used in Operating Activities
The $3.1 million of cash used in operating activities in the first quarter of fiscal 2017 was primarily due to cash used to fund working capital (defined as accounts receivables, inventories, other current assets, accounts payables, contract advances, real estate activities, and other current liabilities). The funding of working capital was comprised of the following: (i) an increase of $54.3 million in accounts receivables due to the timing of net sales and (ii) a decrease of $13.2 million in cash advances on long-term contracts, partially offset by a decrease of $24.7 million in inventories primarily due to a decrease in overhead costs. Additionally, income before income taxes adjusted for non-cash items generated $42.2 million of cash.
The $31.7 million of cash used in operating activities in the first quarter of fiscal 2016 was primarily due to cash used to fund working capital (defined as accounts receivables, inventories, other current assets, accounts payable, contract advances, real estate activities, and other current liabilities). The funding of working capital was comprised of the following: (i) a decrease of $30.1 million in cash advances on long-term contracts; (ii) a decrease of $23.3 million in other current liabilities primarily associated with payments for employee compensation and interest; (iii) an increase of $14.4 million in inventories primarily related to AR1 research and development activities; and (iv) an increase of $12.8 million in account receivables due to the timing of the recognition of net sales partially offset by a net increase of $22.5 million in accounts payable primarily related to the timing of payments. Additionally, income before income taxes adjusted for non-cash items generated $35.4 million of cash.
Net Cash Used In Investing Activities
During the first three months of fiscal 2017 and 2016, we had capital expenditures of $2.7 million and $7.7 million, respectively. The decrease in capital expenditures is primarily due to timing of expenditures related to our fiscal 2017 capital plan.
During the first three months of fiscal 2017, we purchased Coleman Aerospace for $15.0 million.
Net Cash Used in Financing Activities
During the first three months of fiscal 2017, we had debt repayments of $5.0 million (see below). During the first three months of fiscal 2016, we had debt repayments of $14.4 million.
Debt Activity and Covenants
Our debt principal activity since December 31, 2016 was as follows:

	December 31, 2016	Cash Payments	Non-cash Equity Conversion	March 31, 2017
	(In millions)
Term loan	$390.0	$(5.0)	$—	$385.0
2 1/4% Notes	300.0	—	—	300.0
4 1/16% Debentures	35.6	—	(35.6)	—
Total Debt and Borrowing Activity	$725.6	$(5.0)	$(35.6)	$685.0
Our senior secured senior credit facility ("Senior Credit Facility") contains covenants requiring us to (i) maintain an interest coverage ratio (the "Consolidated Interest Coverage Ratio") of not less than 3.00 to 1.00 and (ii) maintain a leverage ratio ( the "Consolidated Net Leverage Ratio") not to exceed (a) 4.00 to 1.00 for periods ending December 31, 2016 through September 30, 2017; (b) 3.75 to 1.00 for periods ending from December 31, 2017  through September 30, 2018; and (c) 3.50 to 1.00 for periods ending from December 31, 2018 thereafter, provided that the maximum leverage ratio for all periods shall be increased by 0.50 to 1.00 for two quarters after consummation of a qualified acquisition. We may generally make certain investments, redeem debt subordinated to the Senior Credit Facility and make certain restricted payments (such as stock repurchases) if our Consolidated Net Leverage Ratio does not exceed 3.25 to 1.00 pro forma for such transaction. We are otherwise subject to customary covenants including limitations on asset sales, incurrence of additional debt, and limitations on certain investments and restricted payments.

Financial Covenant	Actual Ratios as of March 31, 2017	Required Ratios
Consolidated Interest Coverage Ratio, as defined under the Senior Credit Facility	11.08 to 1.00	Not less than: 3.00 to 1.00
Consolidated Net Leverage Ratio, as defined under the Senior Credit Facility	2.39 to 1.00	Not greater than: 4.00 to 1.00
We were in compliance with our financial and non-financial covenants as of March 31, 2017.
Outlook
Short-term liquidity requirements consist primarily of recurring operating expenses, including but not limited to costs related to our capital and environmental expenditures, company-funded R&D expenditures, debt service requirements, and retirement benefit plans. We believe that our existing cash and cash equivalents and availability under our revolving credit facility will provide sufficient funds to meet our operating plan, which includes our CIP Phase I and Phase II, and AR1 engine development costs, for the next twelve months. The operating plan for this period provides for full operation of our businesses, and interest and principal payments on our debt. As of March 31, 2017, we had $304.7 million of available borrowings under our Senior Credit Facility. Based on our existing debt agreements, we were in compliance with our financial and non-financial covenants as of March 31, 2017. Our failure to comply with these covenants could result in an event of default that, if not cured or waived by the lenders, could result in the acceleration of the Senior Credit Facility and 2¼% Notes. In addition, our failure to pay principal and interest when due is a default under the Senior Credit Facility, and in certain cases, would cause a cross default on the 2¼% Notes.
We are committed to a cash management strategy that maintains liquidity to adequately support the operation of the business, our growth strategy and to withstand unanticipated business volatility. We believe that cash generated from operations, together with our current levels of cash and investments as well as availability under our revolving credit facility, should be sufficient to maintain our ongoing operations, support working capital requirements, fund the CIP, cash contributions to our tax-qualified defined benefit pension plan, and fund anticipated capital expenditures related to projected business growth. Our cash management strategy includes maintaining the flexibility to pay down debt and/or repurchase shares depending on economic and other conditions. In connection with the implementation of our cash management strategy, our management may seek to retire or purchase our outstanding debt through cash purchases and/or exchanges for equity securities, in open market purchases, privately negotiated transactions or otherwise if we believe that it is in our best interests. Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.
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
Major factors that could adversely impact our forecasted operating cash and our financial condition are described in the section “Risk Factors” in Item 1A of our Annual Report to the SEC on Form 10-K for the fiscal year ended December 31, 2016.
Forward-Looking Statements
Certain information contained in this report should be considered “forward-looking statements” as defined by Section 21E of the Private Securities Litigation Reform Act of 1995. All statements in this report other than historical information may be deemed forward-looking statements. These statements present (without limitation) the expectations, beliefs, plans and objectives of management and future financial performance and assumptions underlying, or judgments concerning, the matters discussed in the statements. The words “believe,” “estimate,” “anticipate,” “project” and “expect,” and similar expressions, are intended to identify forward-looking statements. Forward-looking statements involve certain risks, estimates, assumptions and uncertainties, including with respect to future sales and activity levels, cash flows, contract performance, the outcome of litigation and contingencies, environmental remediation and anticipated costs of capital. A variety of factors could cause actual results or outcomes to differ materially from those expected and expressed in our forward-looking statements. Important risk factors that could cause actual results or outcomes to differ from those expressed in the forward-

looking statements are described in the section “Risk Factors” in Item 1A of our Annual Report to the SEC on Form 10-K for the fiscal year ended December 31, 2016 include the following:

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

•
the Company's Competitive Improvement Program may not be successful in aligning the Company's operations to current market conditions or in achieving the anticipated costs savings and other benefits within the expected timeframes;

•	the Company's international sales are subject to applicable laws relating to export controls, the violation of which could adversely affect its operations;

•	costs and time commitment related to potential and/or actual acquisition activities may exceed expectations;

•	the Company's inability to adapt to rapid technological changes;

•
failure of the Company's information technology infrastructure including a successful cyber-attack, accident, unsuccessful outsourcing of certain information technology and cyber security functions, or security breach that could result in disruptions to the Company's operations;

•	product failures, schedule delays or other problems with existing or new products and systems;

•	the release, explosion, or unplanned ignition of dangerous materials used in the Company's businesses;

•	loss of key qualified suppliers of technologies, components, and materials;

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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes to our disclosures related to certain market risks as reported under Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report to the SEC on Form 10-K for the fiscal year ended December 31, 2016.
Interest Rate Risk
We are exposed to market risk principally due to changes in interest rates. Debt with interest rate risk includes borrowings under our Senior Credit Facility. Other than pension assets and liabilities, we do not have any significant exposure to interest rate risk related to our investments.
As of March 31, 2017, our debt principal amounts totaled $685.0 million: $300.0 million, or 44%, was at a fixed rate of 2.25%; and $385.0 million, or 56%, was at a variable rate of 3.23%.
The estimated fair value and principal amount of our outstanding debt is presented below:

	Fair Value		Principal Amount
	March 31, 2017	December 31, 2016	March 31, 2017	December 31, 2016
	(In millions)
Term loan	$385.0	$390.0	$385.0	$390.0
2 1/4% Notes	324.6	294.9	300.0	300.0
4 1/16% Debentures (1)	—	70.8	—	35.6
	$709.6	$755.7	$685.0	$725.6
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

The fair values of the 2 1/4% Notes and 4 1/16% Debentures were determined using broker quotes that are based on open markets for the Company’s debt securities (Level 2 securities). The term loans bore interest at variable rates, which adjusted based on market conditions, and their carrying values approximated fair value.
Item 4. Controls and Procedures
Evaluation of disclosure controls and procedures
Management has conducted an evaluation (with the participation of our Chief Executive Officer and Chief Financial Officer), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of March 31, 2017. As a result of the material weakness in the Company’s internal control over financial reporting discussed below, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2017.
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
We previously identified and disclosed in our Form 10-K for the year ended December 31, 2016, a material weakness in our internal control over financial reporting as we did not maintain adequate controls over the completeness and accuracy of our accounting for income taxes, including the income tax provision and related tax assets and liabilities.
Income tax accounting remediation efforts
Management is in the process of improving and strengthening the internal controls related to income taxes which includes hiring additional tax resources (internal or external) and implementing additional controls to validate the completeness and accuracy of financial information utilized in our accounting for income taxes. During the first quarter of fiscal 2017, the Company hired a vice president overseeing the tax function and transitioned to a new external service provider for the preparation of the quarterly tax provision.

Changes in internal control over financial reporting
There were no changes in internal control over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the effectiveness of our internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
Except as disclosed in Note 8 of the Notes to Unaudited Condensed Consolidated Financial Statements, which is incorporated herein by reference, there have been no significant developments in the pending legal proceedings as previously reported in Part 1, Item 3, Legal Proceedings in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

Asbestos Cases. The following table sets forth information related to our historical product liability costs associated with our asbestos litigation cases since December 31, 2016:

Claims filed as of December 31, 2016	64
Claims filed	10
Claims dismissed	(3)
Claims pending as of March 31, 2017	71
Item 1A. Risk Factors
There have been no material changes from our risk factors as previously reported in our Annual Report to the SEC on Form 10-K for the fiscal year ended December 31, 2016.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the first quarter of fiscal 2017, the Company issued an aggregate of 3.9 million shares of the Company’s common stock, par value $0.10 (the “Common Stock”), in connection with the conversion of $35.6 million aggregate principal amount of the 4 1/16% Debentures, which 4 1/16% Debentures were surrendered for conversion pursuant to the terms of the indenture governing the 4 1/16% Debentures. The conversion rate provided under the terms of the 4 1/16% Debentures was 111.0926 shares of Common Stock per $1,000 principal amount of the 4 1/16% Debentures, equivalent to a conversion price of approximately $9.00 per share of Common Stock.

The issuance of Common Stock was made pursuant to the exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), provided by Section 3(a)(9) of the Securities Act.
Item 3. Defaults upon Senior Securities
None.
Item 4. Mine safety disclosures
Not applicable.
Item 5. Other Information
None.
Item 6. Exhibits

No.	Description

10.1*	Amended and Restated Deferred Compensation Plan for Directors, dated as of February 22, 2017.
31.1*	Certification of Principal Executive Officer pursuant to Rule 13a — 14 (a) of the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a — 14 (a) of the Securities Exchange Act of 1934, as amended.
32.1*
Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a — 14(b) of the Securities and Exchange Act of 1934, as amended, and 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) Unaudited Condensed Consolidated Statements of Operations, (ii) Unaudited Condensed Consolidated Statements of Comprehensive Income, (iii) Unaudited Condensed Consolidated Balance Sheets, (iv) Unaudited Condensed Consolidated Statement of Stockholders’ Equity, (v) Unaudited Condensed Consolidated Statements of Cash Flows, and (vi) Unaudited Notes to Unaudited Condensed Consolidated Financial Statements.

* Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Aerojet Rocketdyne Holdings, Inc.

Date:	May 8, 2017	By:	/s/ Eileen P. Drake
Eileen P. Drake Chief Executive Officer and President (Principal Executive Officer)

Date:	May 8, 2017	By:	/s/ Paul R. Lundstrom
Paul R. Lundstrom Vice President, Chief Financial Officer (Principal Financial Officer)

Date:	May 8, 2017	By:	/s/ Steven A. Adams
Steven A. Adams Vice President and Controller (Principal Accounting Officer)

EXHIBIT INDEX

No.	Description

10.1*	Amended and Restated Deferred Compensation Plan for Directors, dated as of February 22, 2017.
31.1*	Certification of Principal Executive Officer pursuant to Rule 13a — 14 (a) of the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a — 14 (a) of the Securities Exchange Act of 1934, as amended.
32.1*
Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a — 14(b) of the Securities and Exchange Act of 1934, as amended, and 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) Unaudited Condensed Consolidated Statements of Operations, (ii) Unaudited Condensed Consolidated Statements of Comprehensive Income, (iii) Unaudited Condensed Consolidated Balance Sheets, (iv) Unaudited Condensed Consolidated Statement of Stockholders’ Equity, (v) Unaudited Condensed Consolidated Statements of Cash Flows, and (vi) Unaudited Notes to Unaudited Condensed Consolidated Financial Statements.

_______
* Filed herewith.