Form 10-Q
period 2017-06-30
AEROJET ROCKETDYNE HOLDINGS, INC.
filed 2017-08-03
CIK 40888

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-Q
 (Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended: June 30, 2017
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                      to
Commission File Number 1-01520
  Aerojet Rocketdyne Holdings, Inc.
(Exact name of registrant as specified in its charter)

Delaware	34-0244000
(State of Incorporation)	(I.R.S. Employer Identification No.)

222 N. Sepulveda Blvd., Suite 500 El Segundo, California	90245
(Address of Principal Executive Offices)	(Zip Code)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 31, 2017, there were 75.1 million outstanding shares of our Common Stock, including unvested common shares, $0.10 par value.

Aerojet Rocketdyne Holdings, Inc.
Quarterly Report on Form 10-Q
For the Quarterly Period Ended June 30, 2017

Part I — FINANCIAL INFORMATION
Item 1. Financial Statements
Aerojet Rocketdyne Holdings, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
	(In millions, except per share amounts)
Net sales	$459.6	$408.4	$864.9	$765.3
Operating costs and expenses:
Cost of sales (exclusive of items shown separately below)	383.9	356.5	736.6	666.2
Selling, general and administrative	14.7	13.6	33.2	25.2
Depreciation and amortization	19.1	15.4	35.4	30.5
Other (income) expense, net	(1.3)	1.0	0.4	1.7
Total operating costs and expenses	416.4	386.5	805.6	723.6
Operating income	43.2	21.9	59.3	41.7
Non-operating (income) expense:
Loss on debt	—	0.1	—	0.4
Interest income	(0.8)	(0.1)	(1.3)	(0.3)
Interest expense	7.8	10.4	15.2	21.5
Total non-operating expense, net	7.0	10.4	13.9	21.6
Income before income taxes	36.2	11.5	45.4	20.1
Income tax provision	11.9	5.6	15.2	9.1
Net income	$24.3	$5.9	$30.2	$11.0
Earnings Per Share of Common Stock
Basic and Diluted
Net income per share	$0.32	$0.09	$0.41	$0.17
Weighted average shares of common stock outstanding, basic	73.2	63.1	72.6	63.1
Weighted average shares of common stock outstanding, diluted	73.2	63.2	72.7	63.2
See Notes to Unaudited Condensed Consolidated Financial Statements.

Aerojet Rocketdyne Holdings, Inc.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
	(In millions)
Net income	$24.3	$5.9	$30.2	$11.0
Other comprehensive income:
Amortization of actuarial losses and prior service credits, net of income taxes	9.4	9.0	19.1	18.1
Comprehensive income	$33.7	$14.9	$49.3	$29.1
See Notes to Unaudited Condensed Consolidated Financial Statements.

Aerojet Rocketdyne Holdings, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

	June 30, 2017	December 31, 2016
	(In millions, except per share amounts)
ASSETS
Current Assets
Cash and cash equivalents	$413.6	$410.3
Accounts receivable	235.7	136.4
Inventories	164.4	185.1
Recoverable from the U.S. government and other third parties for environmental remediation costs	25.6	25.2
Receivable from Northrop Grumman Corporation (“Northrop”)	6.0	6.0
Other current assets, net	72.8	91.7
Total Current Assets	918.1	854.7
Noncurrent Assets
Property, plant and equipment, net	352.7	366.0
Real estate held for entitlement and leasing	93.4	91.8
Recoverable from the U.S. government and other third parties for environmental remediation costs	229.3	239.8
Receivable from Northrop	61.5	62.0
Deferred income taxes	264.8	292.5
Goodwill	159.9	158.1
Intangible assets	91.8	94.4
Other noncurrent assets, net	115.7	90.2
Total Noncurrent Assets	1,369.1	1,394.8
Total Assets	$2,287.2	$2,249.5
LIABILITIES, REDEEMABLE COMMON STOCK, AND STOCKHOLDERS’ EQUITY
Current Liabilities
Current portion of long-term debt	$19.9	$55.6
Accounts payable	109.6	96.2
Reserves for environmental remediation costs	34.9	37.1
Postretirement medical and life insurance benefits	5.2	5.2
Advance payments on contracts	172.8	221.8
Other current liabilities	197.3	167.8
Total Current Liabilities	539.7	583.7
Noncurrent Liabilities
Long-term debt	601.8	608.0
Reserves for environmental remediation costs	304.0	312.6
Pension benefits	533.1	548.2
Postretirement medical and life insurance benefits	36.1	37.4
Other noncurrent liabilities	147.8	124.0
Total Noncurrent Liabilities	1,622.8	1,630.2
Total Liabilities	2,162.5	2,213.9
Commitments and contingencies (Note 8)
Redeemable common stock, par value of $0.10; 0.1 million shares issued and outstanding as of December 31, 2016	—	1.1
Stockholders’ Equity
Preference stock, par value of $1.00; 15.0 million shares authorized; none issued or outstanding	—	—
Common stock, par value of $0.10; 150.0 million shares authorized; 73.3 million shares issued and outstanding as of June 30, 2017; 69.2 million shares issued and outstanding as of December 31, 2016	7.3	6.9
Other capital	497.4	456.9
Treasury stock at cost, 3.5 million shares as of June 30, 2017 and December 31, 2016	(64.5)	(64.5)
Accumulated deficit	(31.6)	(61.8)
Accumulated other comprehensive loss, net of income taxes	(283.9)	(303.0)
Total Stockholders’ Equity	124.7	34.5
Total Liabilities, Redeemable Common Stock and Stockholders’ Equity	$2,287.2	$2,249.5
See Notes to Unaudited Condensed Consolidated Financial Statements.

Aerojet Rocketdyne Holdings, Inc.
Condensed Consolidated Statement of Stockholders’ Equity
(Unaudited)

	Common Stock					Accumulated Other	Total
			Other Capital	Treasury Stock	Accumulated Deficit	Comprehensive Loss	Stockholders' Equity
	Shares	Amount
	(In millions)
December 31, 2016	69.2	$6.9	$456.9	$(64.5)	$(61.8)	$(303.0)	$34.5
Net income	—	—	—	—	30.2	—	30.2
Amortization of actuarial losses and prior service credits, net of income taxes	—	—	—	—	—	19.1	19.1
Conversion of debt to common stock	3.9	0.4	35.2	—	—	—	35.6
Reclassification from redeemable common stock	0.1	—	0.9	—	—	—	0.9
Cumulative effect of change in accounting guidance (see Note 1)	—		0.3	—	—	—	0.3
Repurchase of shares for withholding taxes and option costs under employee equity plans	(0.4)	—	(5.7)	—	—	—	(5.7)
Stock-based compensation and shares issued under equity plans	0.5	—	9.8	—	—	—	9.8
June 30, 2017	73.3	$7.3	$497.4	$(64.5)	$(31.6)	$(283.9)	$124.7
See Notes to Unaudited Condensed Consolidated Financial Statements.

Aerojet Rocketdyne Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six months ended June 30,
	2017	2016
	(In millions)
Operating Activities
Net income	$30.2	$11.0
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	35.4	30.5
Amortization of debt discount and deferred financing costs	4.2	1.3
Stock-based compensation	10.2	5.4
Retirement benefits, net	15.4	16.9
Loss on debt	—	0.4
Loss on disposal of long-lived assets	0.3	0.7
Changes in assets and liabilities, net of effects from acquisition:
Accounts receivable	(87.8)	(7.3)
Inventories	20.7	(8.7)
Other current assets, net	19.3	(22.3)
Real estate held for entitlement and leasing	(1.8)	(2.5)
Receivable from Northrop	0.5	0.9
Recoverable from the U.S. government and other third parties for environmental remediation costs	10.1	8.9
Other noncurrent assets	(30.2)	(2.3)
Accounts payable	12.6	23.2
Advance payments on contracts	(49.0)	(37.0)
Other current liabilities	19.6	(13.7)
Deferred income taxes	15.9	17.1
Reserves for environmental remediation costs	(10.8)	(10.6)
Other noncurrent liabilities and other	22.9	(7.8)
Net Cash Provided by Operating Activities	37.7	4.1
Investing Activities
Purchase of Coleman Aerospace (see Note 5)	(15.0)	—
Capital expenditures	(6.1)	(19.5)
Net Cash Used in Investing Activities	(21.1)	(19.5)
Financing Activities
Proceeds from issuance of debt	—	100.0
Debt issuance costs	—	(3.7)
Debt repayments	(10.0)	(105.7)
Repurchase of shares for withholding taxes and option costs under employee equity plans	(5.7)	(1.5)
Proceeds from shares issued under equity plans	2.4	1.5
Net Cash Used in Financing Activities	(13.3)	(9.4)
Net Increase (Decrease) in Cash and Cash Equivalents	3.3	(24.8)
Cash and Cash Equivalents at Beginning of Period	410.3	208.5
Cash and Cash Equivalents at End of Period	$413.6	$183.7
Supplemental disclosures of cash flow information
Cash paid for interest	$11.4	$20.7
Cash paid for income taxes	0.5	27.7
Cash refund for income taxes	21.3	0.2
Conversion of debt to common stock	35.6	—
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
AR1 Research and Development
Company-sponsored research and development ("R&D") expenses (reported as a component of cost of sales) are generally reimbursed via allocation of such expenses among all contracts and programs in progress under U.S. government contractual arrangements. The newest large liquid booster engine development project, the AR1, recorded $51.8 million of such reimbursable costs from inception through June 30, 2017. In February 2016, the U.S. Air Force selected Aerojet Rocketdyne and United Launch Alliance ("ULA") to share in a public-private partnership to develop jointly the AR1 engine. The total agreement is valued at $804.0 million with the U.S. Air Force investing two-thirds of the funding required to complete development of the AR1 engine by 2019. The work is expected to be completed no later than December 31, 2019. The U.S. Air Force has obligated $174.0 million with Aerojet Rocketdyne contributing $81.2 million and ULA contributing $5.8 million in cash and $3.4 million in "in-kind" R&D expense. The total potential U.S. government investment, including all options, is $536.0 million. The total potential investment by Aerojet Rocketdyne and its partners, including all options, is $268.0 million. Under the terms of the AR1 agreement, the U.S. Air Force contributions are recognized proportionately as an offset to R&D expenses. In the event the Company records a receivable for a milestone prior to expending the prospective proportional share to be contributed by the Company, the amount is recorded as an accrued liability until earned. The AR1 inception to date project costs at June 30, 2017 were as follows (in millions):

AR1 R&D costs incurred	$228.4
Less amounts funded by the U.S. Air Force	(135.3)
Less amounts funded by ULA	(9.2)
AR1 R&D costs net of reimbursements	83.9
AR1 R&D costs expensed and not applied to contracts	(32.1)
Net AR1 R&D costs applied to contracts	$51.8

Revenue Recognition
In the Company’s Aerospace and Defense segment, recognition of profit on long-term contracts requires the use of assumptions and estimates related to the contract value or total contract revenue, the total cost at completion and the measurement of progress towards completion. Due to the nature of the programs, developing the estimated total contract value and cost at completion requires the use of significant judgment. Estimates are continually evaluated as work progresses and are revised as necessary. Factors that must be considered in estimating the work to be completed include, but are not limited to: labor productivity, the nature and technical complexity of the work to be performed, availability and cost volatility of materials, subcontractor and vendor performance, warranty costs, volume assumptions, anticipated labor agreements and inflationary trends, schedule and performance delays, availability of funding from the customer, and the recoverability of costs incurred outside the original contract included in any estimates to complete. The Company reviews contract performance and cost estimates for some contracts at least monthly and for others at least quarterly and more frequently when circumstances significantly change. When a change in estimate is determined to have an impact on contract profit, the Company will record a positive or negative adjustment to the statement of operations. Changes in estimates and assumptions related to the status of certain long-term contracts may have a material effect on the Company’s operating results. The following table summarizes the impact of the change in significant contract accounting estimates on the Company’s Aerospace and Defense segment net sales accounted for under the percentage-of-completion method of accounting:

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
	(In millions, except per share amounts)
Favorable (unfavorable) effect of the changes in contract estimates on income before income taxes	$10.3	$(3.6)	$13.7	$(3.6)
Favorable (unfavorable) effect of the changes in contract estimates on net income	6.2	(2.1)	8.2	(2.1)
Favorable (unfavorable) effect of the changes in contract estimates on basic and diluted net income per share	0.08	(0.03)	0.11	(0.03)
Recently Adopted Accounting Pronouncements
In August 2014, the Financial Accounting Standards Board (“FASB”) issued an amendment to the accounting guidance related to the evaluation of an entity's ability to continue as a going concern. The amendment establishes management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern in connection with preparing financial statements for each annual and interim reporting period. The update also gives guidance to determine whether to disclose information about relevant conditions and events when there is substantial doubt about an entity’s ability to continue as a going concern. The Company adopted this guidance as of December 31, 2016 and no additional information was required to be presented as a result of the adoption. As the accounting standard only impacted presentation, the new standard did not have an impact on the Company's financial position, results of operations, or cash flows.
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
Recently Issued Accounting Pronouncements
In May 2014, the FASB amended the existing accounting standards for revenue recognition. The amendments are based on the principle that revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The effective date of the new standard is for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Earlier application of this guidance is permitted but not before December 15, 2016. The amendments may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of initial application. The Company plans to adopt the guidance during the first quarter of fiscal 2018, retrospectively with the cumulative effect recognized during that quarter (modified retrospective basis). The Company has developed a comprehensive implementation plan across all segments that includes evaluating the impact of the new guidance on existing contracts, and updating impacted accounting policies, processes, controls and systems. The Company expects the primary impact of the new guidance will be a change in the timing of when revenue is recognized on certain fixed price and cost reimbursable type contracts. The new guidance prescribes that an entity recognizes revenue when (or as) it satisfies a performance obligation by transferring a promised good or service to a customer. A good or service is transferred when (or as) the customer obtains control of that asset. Under this new guidance, the Company expects to discontinue the use of the unit-of-delivery method on certain customer contracts and remeasure performance obligations using the cost-to-cost method. The unit-of-delivery method totaled 45% of net sales for the first half of fiscal 2017. The Company expects the adoption of this new standard will have a material impact on net sales recognized in any given fiscal year and will also result in the reclassification of contract related assets on the consolidated balance sheet. The Company does not expect the new guidance to change the total revenue or operating income on the related customer contracts, only the timing of when those revenues are recognized.
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
In January 2017, the FASB issued an amendment to the accounting guidance related to goodwill impairment. The update eliminates "Step 2" which involves determining the implied fair value of goodwill and comparing it to the carrying amount of goodwill to measure the goodwill impairment loss, if any. The quantitative assessment "Step 1" will be used to determine both the existence and amount of goodwill impairment. The standard should be applied on a prospective basis and is effective for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019, with early adoption permitted. The Company plans to adopt this new accounting guidance in conjunction with its annual impairment test on October 1, 2017. The Company does not expect the adoption to have a significant impact on its consolidated financial statements.
In March 2017, the FASB amended the existing accounting guidance relating to the presentation of net periodic pension cost and net periodic postretirement benefit cost ( the “NPPC”) in the income statement.  The amended guidance requires the service cost component to be presented in the same line item or items as other compensation arising from the services rendered by the pertinent employees during the period, and other components of the NPPC to be presented in the statement of operations separately from service cost components and outside a subtotal of income from operations.   If a separate line item or items are used to present the other components of the NPPC, that line item or items must be appropriately described.  If a separate line item or items are not used,  the line item or items used in the statement of operations to present the other components of NPPC must be disclosed. The new guidance is effective for financial statements issued for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted as of the beginning of an annual period for which financial statements (interim or annual) have not been issued. The Company is evaluating the impact of adopting this new accounting standard on its consolidated financial statements.

Note 2. Income Per Share of Common Stock
A reconciliation of the numerator and denominator used to calculate basic and diluted income per share of common stock ("EPS") is presented in the following table:

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
	(In millions, except per share amounts)
Numerator:
Net income	$24.3	$5.9	$30.2	$11.0
Income allocated to participating securities	(0.5)	(0.1)	(0.7)	(0.2)
Net income for basic earnings per share	23.8	5.8	29.5	10.8
Interest on 4 1/16% Convertible Subordinated Debentures (“4 1/16% Debentures”)	—	—	0.1	—
Net income for diluted earnings per share	$23.8	$5.8	$29.6	$10.8
Denominator:
Basic weighted average shares	73.2	63.1	72.6	63.1
Effect of:
4 1/16% Debentures	—	—	0.1	—
Employee stock options and stock purchase plan (1)	—	0.1	—	0.1
Diluted weighted average shares	73.2	63.2	72.7	63.2
Basic and Diluted
Net income per share	$0.32	$0.09	$0.41	$0.17
_______
(1) Less than 0.1 million of common share dilution impact from employee stock options and stock purchase plan for the second quarter and first half of fiscal 2017.
The following table sets forth the potentially dilutive securities excluded from the computation because their effect would have been anti-dilutive:

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
	(In millions)
4 1/16% Debentures	—	9.4	—	9.4
Total potentially dilutive securities	—	9.4	—	9.4
The Company's 2.25% Convertible Senior Notes ("2 1/4% Notes") were not included in the computation of diluted EPS for the second quarter and first half of fiscal 2017 because the market price of the common stock did not exceed the conversion price and the Company only expects the conversion premium for the 2 1/4% Notes to be settled in common shares.

Note 3. Stock-Based Compensation
Total stock-based compensation expense by type of award was as follows:

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
	(In millions)
Stock appreciation rights	$—	$1.5	$2.4	$1.9
Stock options	0.3	0.1	0.7	0.3
Restricted shares, service based	1.2	0.8	2.4	1.6
Restricted shares, performance based	1.8	0.6	4.4	1.4
Employee stock purchase plan	0.1	0.1	0.3	0.2
Total stock-based compensation expense	$3.4	$3.1	$10.2	$5.4

Stock-based compensation in the first half of fiscal 2017 includes expenses associated with the accelerated vesting of stock awards to a former executive officer and the August 2016 stock award granted to the Executive Chairman that vests according to the attainment of share prices ranging from $22 per share to $27 per share of the Company's common stock.
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

		Fair value measurement at June 30, 2017
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In millions)
Money market funds	$139.3	$139.3	$—	$—
		Fair value measurement at December 31, 2016
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In millions)
Money market funds	$328.5	$328.5	$—	$—
As of June 30, 2017, a summary of cash and cash equivalents and the grantor trust by investment type is as follows:

	Total	Cash and Cash Equivalents	Money Market Funds
	(In millions)
Cash and cash equivalents	$413.6	$281.5	$132.1
Grantor trust (included as a component of other current and noncurrent assets)	7.2	—	7.2
	$420.8	$281.5	$139.3
The carrying amounts of certain of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, accrued compensation, and other accrued liabilities, approximate fair value because of their short maturities.
The estimated fair value and principal amount for the Company’s outstanding debt is presented below:

	Fair Value		Principal Amount
	June 30, 2017	December 31, 2016	June 30, 2017	December 31, 2016
	(In millions)
Term loan	$380.0	$390.0	$380.0	$390.0
2 1/4% Notes	318.3	294.9	300.0	300.0
4 1/16% Debentures (1)	—	70.8	—	35.6
	$698.3	$755.7	$680.0	$725.6
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

The fair values of the 2 1/4% Notes and 4 1/16% Debentures were determined using broker quotes that are based on open markets for the Company’s debt securities (Level 2 securities). The term loan bore interest at variable rates, which adjusted based on market conditions, and its carrying value approximated fair value.
b. Accounts Receivable

	June 30, 2017	December 31, 2016
	(In millions)
Billed	$109.6	$55.7
Unbilled	171.9	124.1
Reserve for overhead rate disallowance	(46.5)	(44.5)
Total receivables under long-term contracts	235.0	135.3
Other receivables	0.7	1.1
Accounts receivable	$235.7	$136.4
c. Inventories

	June 30, 2017	December 31, 2016
	(In millions)
Long-term contracts at average cost	$601.4	$551.9
Progress payments	(438.5)	(368.2)
Total long-term contract inventories	162.9	183.7
Total other inventories	1.5	1.4
Inventories	$164.4	$185.1
d. Other Current Assets, net

	June 30, 2017	December 31, 2016
	(In millions)
Recoverable from the U.S. government for acquisition related integration costs	$11.9	$11.9
Recoverable from the U.S. government for competitive improvement program obligations (see Note 10)	20.5	7.6
Prepaid expenses	16.4	16.5
Receivables, net	6.5	17.8
Income taxes receivable	5.8	26.8
Indemnification receivable from United Technologies Corporation, net	5.5	5.5
Other	6.2	5.6
Other current assets, net	$72.8	$91.7

e. Property, Plant and Equipment, net

	June 30, 2017	December 31, 2016
	(In millions)
Land	$71.2	$71.4
Buildings and improvements	312.0	304.2
Machinery and equipment	553.9	540.8
Construction-in-progress	17.9	30.4
	955.0	946.8
Less: accumulated depreciation	(602.3)	(580.8)
Property, plant and equipment, net	$352.7	$366.0
f. Other Noncurrent Assets, net

	June 30, 2017	December 31, 2016
	(In millions)
Recoverable from the U.S. government for conditional asset retirement obligations	$19.6	$20.3
Recoverable from the U.S. government for restructuring costs	24.0	12.8
Recoverable from the U.S. government for acquisition related integration costs	5.0	10.9
Recoverable from the U.S. government for competitive improvement program obligations (see Note 10)	20.5	1.3
Deferred financing costs	3.0	3.4
Grantor trusts	18.2	16.6
Income taxes receivable	10.8	10.8
Notes receivable, net	9.0	9.0
Other	5.6	5.1
Other noncurrent assets, net	$115.7	$90.2
g. Other Current Liabilities

	June 30, 2017	December 31, 2016
	(In millions)
Accrued compensation and employee benefits	$100.3	$105.7
Contract related liabilities	49.2	24.7
Competitive improvement program obligations (see Note 10)	20.9	7.6
Income taxes	2.0	2.1
Interest payable	2.2	4.1
Contract loss provisions	5.3	6.8
Other	17.4	16.8
Other current liabilities	$197.3	$167.8

h. Other Noncurrent Liabilities

	June 30, 2017	December 31, 2016
	(In millions)
Conditional asset retirement obligations	$33.4	$30.6
Pension benefits, non-qualified	17.2	17.5
Deferred compensation	22.3	19.8
Deferred revenue	13.0	13.3
Competitive improvement program obligations (see Note 10)	20.5	1.3
Uncertain income tax positions	27.3	28.4
Other	14.1	13.1
Other noncurrent liabilities	$147.8	$124.0
i. Accumulated Other Comprehensive Loss, Net of Income Taxes
Changes in accumulated other comprehensive loss by components, net of income taxes:

	Actuarial Losses, Net	Prior Service Credits, Net	Total
	(In millions)
December 31, 2016	$(303.2)	$0.2	$(303.0)
Amortization of actuarial losses and prior service credits, net of $12.4 million of income taxes	19.1	—	19.1
June 30, 2017	$(284.1)	$0.2	$(283.9)
j. Redeemable Common Stock
The Company inadvertently failed to register with the Securities Exchange Commission ("SEC") the issuance of certain of its common shares in its defined contribution 401(k) employee benefit plan (the “Plan”). As a result, certain Plan participants who purchased such securities pursuant to the Plan may have had the right to rescind certain of their purchases for consideration equal to the purchase price paid for the securities (or if such security has been sold, to receive consideration with respect to any loss incurred on such sale) plus interest from the date of purchase. In June 2008, the Company filed a registration statement on Form S-8 to register future transactions in the Company's stock fund in the Plan. On May 30, 2017, the Company made a registered rescission offer to buy back unregistered shares from eligible Plan participants at the original purchase price plus interest, or to reimburse eligible Plan participants for losses they may have incurred if their shares had been sold. The registered rescission offer expired on June 30, 2017 and settlement payments of $3.3 million under the offer have been completed in July 2017 (see Note 13). As of June 30, 2017, the Company has classified 7,611 shares as mandatorily redeemable common stock. As of December 31, 2016, the Company had classified 0.1 million shares as redeemable common stock because the redemption feature was not within the control of the Company. The Company may also be subject to civil and other penalties by regulatory authorities as a result of the failure to register these shares. These shares have always been treated as outstanding for financial reporting purposes.
Note 5. Acquisition
On February 24, 2017, the Company closed on an agreement to purchase substantially all of the assets of Coleman Aerospace from L3 Technologies, Inc. ("L3"). Coleman Aerospace operates now as a subsidiary of Aerojet Rocketdyne, Inc. and was renamed Aerojet Rocketdyne Coleman Aerospace, Inc. ("Coleman"). The acquisition builds upon and expands the Company’s capabilities in mission analysis and systems engineering, and increases its product portfolio to include vehicle integration for small-, medium- and intermediate-range ballistic missile targets and other small launch vehicles.
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

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition date (in millions):

Current assets	$12.0
Property, plant and equipment	3.9
Total tangible assets acquired	15.9
Intangible assets acquired	4.2
Deferred income taxes	0.3
Total assets acquired	20.4
Liabilities assumed, current	(5.2)
Total identifiable net assets acquired	15.2
Goodwill (Consideration less total identifiable net assets acquired)	$1.8
The purchase price allocation resulted in the recognition of $1.8 million in goodwill, all of which is deductible for tax purposes and included within the Company’s Aerospace and Defense segment. Goodwill recognized from the acquisition primarily relates to the expected contributions of Coleman to the Company’s overall corporate strategy.
The estimated fair value of Coleman's intangible assets acquired included the following:

	Gross Carrying Amount (in millions)	Amortization Period (years)
Trade name	$0.5	8
Customer relationships	2.8	8
Developed technology	0.9	10
Total intangible assets	$4.2
The acquisition of Coleman was not considered a significant business combination.
Note 6. Income Taxes

	Six months ended June 30,
	2017	2016
	(In millions)
Income tax provision	$15.2	$9.1
In the first half of fiscal 2017, the income tax provision was at an effective tax rate less than the federal statutory rate primarily due to tax benefits attributable to the expiration of statute limitations and excess tax benefits from the exercise and vesting of stock-based compensation awards.
In the first half of fiscal 2016, the income tax provision was at an effective tax rate greater than the federal statutory rate primarily due to certain expenditures which were permanently not deductible for tax purposes and state income taxes.
A valuation allowance is required when it is more-likely-than-not that all or a portion of deferred tax assets may not be realized. Assessing the need for a valuation allowance requires management to evaluate, on a quarterly basis, all available evidence, both positive and negative. As of June 30, 2017, the Company continues to believe that the weight of the positive evidence outweighed the negative evidence regarding the realization of its net deferred tax assets.
As of June 30, 2017, the total balance associated with uncertain income tax positions was a net liability of $28.4 million. Accrued interest and penalties related to uncertain income tax positions was $2.5 million at June 30, 2017. In the next twelve months, the Company believes it is reasonably possible that the unrecognized tax benefits could decrease by approximately $23.3 million as a result of the resolution of certain outstanding positions.
In the second quarter of fiscal 2017, the Company received a refund of $21.3 million from the Internal Revenue Service associated with federal taxes on deposit.

Note 7. Long-term Debt

	June 30, 2017	December 31, 2016
	(In millions)
Term loan, bearing interest at variable rates (rate of 3.48% as of June 30, 2017), maturing in June 2021	$380.0	$390.0
Unamortized deferred financing costs	(1.9)	(2.0)
Total senior debt	378.1	388.0
Senior convertible notes, bearing interest at 2.25% per annum, interest payments due in June and December, maturing in December 2023	300.0	300.0
Unamortized discount and deferred financing costs	(56.4)	(60.0)
Total convertible senior notes	243.6	240.0
Convertible subordinated debentures, bearing interest at 4.0625% per annum, interest payments due in June and December, maturing in December 2039	—	35.6
Total convertible subordinated notes	—	35.6
Total debt, net of unamortized discount and deferred financing costs	621.7	663.6
Less: Amounts due within one year	(19.9)	(55.6)
Total long-term debt, net of unamortized discount and deferred financing costs	$601.8	$608.0
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
On the closing date, the Company borrowed $100.0 million of loans under the Revolver and used the proceeds to repay in full the $90.0 million of outstanding term loans under the prior credit facility, fees incurred for the Senior Credit Facility, and for general corporate purposes.  As of June 30, 2017, the Company had $380.0 million outstanding under the Term Loan, zero borrowings under the Revolver, and had issued $39.1 million letters of credit.
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
The Senior Credit Facility contains covenants requiring the Company to (i) maintain an interest coverage ratio (the "Consolidated Interest Coverage Ratio") of not less than 3.00 to 1.00 and (ii) maintain a Consolidated Net Leverage Ratio not to exceed (a) 4.00 to 1.00 for periods ending June 30, 2017 through September 30, 2017; (b) 3.75 to 1.00 for periods ending from December 31, 2017 through September 30, 2018; and (c) 3.50 to 1.00 for periods ending from December 31, 2018 thereafter, provided that the maximum leverage ratio for all periods shall be increased by 0.50 to 1.00 for two quarters after consummation of a qualified acquisition.

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

Financial Covenant	Actual Ratios as of June 30, 2017	Required Ratios
Consolidated Interest Coverage Ratio, as defined under the Senior Credit Facility	12.40 to 1.00	Not less than: 3.00 to 1.00
Consolidated Net Leverage Ratio, as defined under the Senior Credit Facility	2.12 to 1.00	Not greater than: 4.00 to 1.00
The Company was in compliance with its financial and non-financial covenants as of June 30, 2017.
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
The 2¼% Notes consisted of the following (in millions, except years, percentages, conversion rate, and conversion price):

	June 30, 2017	December 31, 2016
Carrying value, long-term	$243.6	$240.0
Unamortized discount and deferred financing costs	56.4	60.0
Principal amount	$300.0	$300.0
Carrying amount of equity component, net of equity issuance costs	$54.5	$54.5
Remaining amortization period (years)	6.5	7.0
Effective interest rate	5.8%	5.8%
Conversion rate (shares of common stock per $1,000 principal amount)	38.4615	38.4615
Conversion price (per share of common stock)	$26.00	$26.00
The following table presents the interest expense components for the 2¼% Notes for the first half of fiscal 2017 (in millions):

Interest expense-contractual interest	$3.4
Interest expense-amortization of debt discount	3.3
Interest expense-amortization of deferred financing costs	0.3
$7.0
4.0625% Convertible Subordinated Debentures
As of June 30, 2017, the Company fully redeemed the outstanding principal amount of its 4 1/16% Debentures. In December 2016, the Company notified holders of its 4 1/16% Debentures that the Company would redeem, on February 3, 2017, all of their 4 1/16% Debentures at a purchase price equal to 100% of the principal amount of the 4 1/16% Debentures to be redeemed, plus any accrued and unpaid interest. In January 2017, $35.6 million of the 4 1/16% Debentures (the entire amount outstanding as of December 31, 2016) were converted to 3.9 million shares of common stock.

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
Asbestos Litigation
The Company has been, and continues to be, named as a defendant in lawsuits alleging personal injury or death due to exposure to asbestos in building materials, products, or in manufacturing operations. The majority of cases are pending in Texas and Illinois. There were 64 asbestos cases pending as of June 30, 2017.
Given the lack of any significant consistency to claims (i.e., as to product, operational site, or other relevant assertions) filed against the Company, the Company is generally unable to make a reasonable estimate of the future costs of pending claims or unasserted claims. As of June 30, 2017, the Company has accrued an immaterial amount related to pending claims.
Inflective, Inc. (“Inflective”) Litigation
On December 18, 2014, Inflective filed a complaint against Aerojet Rocketdyne and Kathleen E. Redd, individually, in the Superior Court of the State of California, Sacramento County, Inflective, Inc. v Aerojet Rocketdyne, Inc., Kathleen E. Redd, et al, Case No. 34-2014-00173068. Inflective asserted in the complaint causes for breach of contract, breach of implied contract, false promise, inducing breach of contract, intentional interference with contractual relations, negligent interference with prospective economic relations, and intentional interference with prospective economic relations and sought compensatory damages in excess of $3.0 million, punitive damages, interest and attorney’s costs. The complaint arose out of the Company’s implementation of ProjectOne, a company-wide enterprise resource planning (“ERP”) system, for which Inflective had been a consultant to the Company. After a series of motions and demurrers over nearly two years in which the Court dismissed the claims against Ms. Redd and certain claims against the Company, the Company entered into a settlement of the litigation with Inflective during the second quarter of fiscal 2017. The terms of the settlement are not material to the Company’s financial statements.
Separately, Satish Rachaiah, a former consultant on ProjectOne (working for Inflective), attempted to intervene in the action and assert claims against Aerojet Rocketdyne arising out of Aerojet Rocketdyne’s alleged interference with his employment with Inflective.  Aerojet Rocketdyne opposed intervention, and the Court ultimately denied Mr. Rachaiah’s motion to intervene.  On December 30, 2015, Rachaiah filed a separate lawsuit in the Superior Court of the State of California, Sacramento County, Satish Rachaiah v. Aerojet Rocketdyne, Inc., Case No. 34-2015-00188516. The Company received the complaint on April 7, 2016 and an amended complaint was served on June 17, 2016.  Rachaiah asserted the same claims in the complaint as attempted when he tried to intervene.  On June 3, 2016, the Court granted Rachaiah’s motion to consolidate the case with the Inflective litigation, finding that two cases involve common parties, witnesses, legal issues and facts.  Aerojet Rocketdyne filed a demurrer to Rachaiah’s first amended complaint on July 22, 2016.  On September 26, 2016, the Court granted the demurrer in part and overruled it in part, dismissing the plaintiff’s claims for intentional and negligent interference with prospective economic relations with leave to amend.  On October 6, 2016, Rachaiah filed a second amended complaint, once again asserting claims for intentional and negligent interference with prospective economic relations. Aerojet Rocketdyne filed its answer to the second amended complaint on November 11, 2016. Discovery is in process. No liability for the Rachaiah matter has been recorded by the Company as of June 30, 2017.
Socorro
On May 12, 2015, a complaint for personal injuries, loss of consortium and punitive damages was filed by James Chavez, Andrew Baca, and their respective spouses, against Aerojet Rocketdyne and the Board of Regents of New Mexico Tech in the Seventh Judicial District, County of Socorro, New Mexico, James Chavez, et al., vs. Aerojet Rocketdyne, Inc., et al., Case No. D725CV201500047. Messrs. Chavez and Baca were employees of Aerotek, a contractor to Aerojet Rocketdyne, who were injured when excess energetic materials being managed by the Energetic Materials Research and Testing Center, a research division of New Mexico Tech, ignited in an unplanned manner. The complaint alleges causes of action based on negligence and negligence per se, strict liability, and willful, reckless and wanton conduct against Aerojet Rocketdyne, and seeks unspecified compensatory and punitive damages. The Company has filed its answer and discovery has commenced. Trial is scheduled for February 5, 2018. No liability for this matter has been recorded by the Company as of June 30, 2017.

Occupational Safety
On January 16, 2015, the Company received a notice that the State of California, Division of Occupational Safety & Health (“Cal\OSHA”), Bureau of Investigation (“BOI”) is conducting an investigation into an accident that occurred at the Rancho Cordova facility in November 2013.  The accident involved the deflagration of solid rocket propellant following a remote cutting operation and resulted in injuries to two employees, one of whom ultimately died from his injuries. Cal\OSHA issued nine citations relating to the accident with penalties of approximately $0.1 million, all of which the Company has appealed. The BOI is the criminal investigatory arm of Cal\OSHA and is required by law to investigate any occupational fatality to determine if criminal charges will be recommended. In August 2016, the BOI advised that it had completed its investigation and the criminal aspect of the case was closed. A pre-hearing conference on the Company’s appeal of the citations was held on May 22, 2017. The judge set the next prehearing conference for September 11, 2017 to give sufficient time for settlement discussions.
Department of Justice ("DOJ") Investigation
The Company is responding to a civil investigative demand issued by the DOJ in the first quarter of fiscal 2017 requesting information relating to allegations under the False Claims Act that the Company may have previously made false representations to the U.S. government regarding the Company’s compliance with certain regulatory cybersecurity requirements.  The Company is cooperating with the DOJ in its investigation of the false claim allegations.
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
As of June 30, 2017, the aggregate range of these anticipated environmental costs was $338.9 million to $501.5 million and the accrued amount was $338.9 million. See Note 8(c) for a summary of the environmental reserve activity. Of these accrued liabilities, approximately 99% relates to the Company’s U.S. government contracting business and a portion of this liability is recoverable. The significant environmental sites are discussed below. The balance of the accrued liabilities, which are not recoverable from the U.S. government, relate to other sites for which the Company’s obligations are probable and estimable.
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
Aerojet Rocketdyne is involved in various stages of soil and groundwater investigation, remedy selection, design, and remedy construction associated with the operable units. In 2002, the EPA issued a Unilateral Administrative Order (“UAO”) requiring Aerojet Rocketdyne to implement the EPA-approved remedial action in the Western Groundwater Operable Unit. An identical order was issued by the California Regional Water Quality Control Board, Central Valley (“Central Valley

RWQCB”). On July 7, 2011, the EPA issued Aerojet Rocketdyne its Approval of Remedial Action Construction Completion Report for Western Groundwater Operable Unit and its Determination of Remedy as Operational and Functional. On September 20, 2011, the EPA issued two UAOs to Aerojet Rocketdyne to complete a remedial design and implement remedial action for the Perimeter Groundwater Operable Unit. One UAO addresses groundwater and the other addresses soils within the Perimeter Groundwater Operable Unit. Issuance of the UAOs is the next step in the superfund process for the Perimeter Groundwater Operable Unit. Aerojet Rocketdyne submitted a final Remedial Investigation Report for the Boundary Operable Unit in 2010 and a revised Feasibility Study for the Boundary Operable Unit in 2012. A Record of Decision was issued by the EPA on August 4, 2015. Aerojet Rocketdyne anticipates the EPA will issue a UAO or negotiate a consent decree for implementation of the remedy. A draft Remedial Investigation Report for the Island Operable Unit was submitted in January 2013 and the Final Remedial Investigation Report was issued on September 3, 2015. A portion of the Island Operable Unit, Area 40, is being handled separately and Aerojet Rocketdyne submitted a draft Feasibility Study to the agencies on June 23, 2016. The remaining operable units are under various stages of investigation. On September 22, 2016, the EPA completed its first five-year remedy review of the Sacramento superfund site.  The five-year review required by statute and regulation applies to all remedial actions which result in hazardous substances above levels that allow unlimited use and unrestricted exposure.  The Company is working with the EPA to address the findings of the five-year remedy review.
Following completion of the five-year review, the EPA required Aerojet Rocketdyne to conduct a vapor intrusion evaluation of several of its Sacramento facility buildings, and possibly off-site businesses and residences.  The evaluation was conducted to determine whether and to what extent volatile organic compounds, such as trichloroethylene, are present in indoor air in concentrations that exceed EPA thresholds that would require some type of mitigation. Sample results in two buildings resulted in short-term responses, including efforts to increase air flow and prevent vapors from entering the buildings.  Off-site soil gas sampling did not identify trichloroethylene concentrations that warranted indoor air monitoring of residences or commercial buildings.  A second phase of indoor air sampling will include resampling a subset of the on-site buildings sampled in the first phase, as determined by EPA, and is anticipated to begin in August 2017.
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
As of June 30, 2017, the estimated range of anticipated costs discussed above for the Sacramento, California site was $204.7 million to $321.9 million and the accrued amount was $204.7 million included as a component of the Company’s environmental reserves. Expenditures associated with this matter are partially recoverable. See Note 8(c) below for further discussion on recoverability.
Baldwin Park Operable Unit (“BPOU”)
As a result of its former Azusa, California operations, in 1994 Aerojet Rocketdyne was named a PRP by the EPA in the area of the San Gabriel Valley Basin superfund site known as the BPOU. Between 1995 and 1997, the EPA issued Special Notice Letters to Aerojet Rocketdyne and eighteen other companies requesting that they implement a groundwater remedy. On June 30, 2000, the EPA issued a UAO ordering the PRPs to implement a remedy consistent with the 1994 record of decision. Aerojet Rocketdyne, along with seven other PRPs (the "Cooperating Respondents”) signed a project agreement in late March 2002 with the San Gabriel Basin Water Quality Authority, the Main San Gabriel Basin Watermaster, and five water companies (the “Water Entities”). The project agreement, which had a term of fifteen years, became effective May 9, 2002 and terminated in May 2017. In April 2017, the parties executed a new project agreement which became operational on May 9, 2017. The new agreement has a ten year term and has similar provisions as the 2002 project agreement requiring the Cooperating Respondents to fund through an escrow account the ongoing operation, maintenance, and administrative costs of certain treatment and water distribution facilities owned and operated by the water companies. There are also provisions in the project agreement for maintaining financial assurance.
Aerojet Rocketdyne and the other Cooperating Respondents entered into an interim allocation agreement, which was renewed effective March 28, 2014, that establishes the interim payment obligations, subject to final reallocation, of the Cooperating Respondents for the costs incurred pursuant to the project agreement. Under the interim allocation agreement, Aerojet Rocketdyne is responsible for approximately 70% (increased from approximately 68%) of all project costs. Since entering into the project agreement, two of the Cooperating Respondents, Huffy Corporation, and Fairchild Corporation (“Fairchild”), have filed for bankruptcy and are no longer participating in the project agreement. The interim allocation accounted for their shares. On September 30, 2014, another of the Cooperating Respondents, Reichhold, Inc. ("Reichhold"),

filed for bankruptcy under Chapter 11. Reichhold has stopped paying and Aerojet Rocketdyne increased its contribution for its portion of Reichhold’s share of the financial assurance. In the first quarter of fiscal 2017, Reichhold’s financial assurance was depleted and the remaining Cooperating Respondents assumed Reichhold’s share. Aerojet Rocketdyne and three of the remaining Cooperating Respondents entered into an agreement establishing final allocation among them and which also establishes as to the other Cooperating Respondent, that entity's obligation to pay an interim allocation at their current interim allocation and an arbitration process to establish their final allocation for project agreement related costs.  Aerojet Rocketdyne's current share of future BPOU costs will be approximately 74%.
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
As of June 30, 2017, the estimated range of anticipated costs was $121.4 million to $159.2 million and the accrued amount was $121.4 million included as a component of the Company’s environmental reserves. Expenditures associated with this matter are partially recoverable. See Note 8(c) below for further discussion on recoverability.
Wabash, Indiana Site
As part of the Company's automotive business that was divested in 2004, the Company owned and operated a former rubber processing plant in Wabash, Indiana from 1937 to 2004. Pursuant to a request from the Indiana Department of Environmental Management (“IDEM”), the Company conducted an initial site investigation of the soil and groundwater at the site and a report was submitted to IDEM. By letter of June 11, 2014, IDEM directed the Company to conduct additional investigation of the site, including a vapor intrusion investigation in areas in and around the site where trichloroethylene levels in groundwater were found to exceed screening levels for vapor intrusion. Vapor mitigation systems were installed in one residence and one business where indoor air screening levels were exceeded. The Company acquired a separate residence in August 2016 where indoor air screening levels were exceeded and a mitigation system was not economically feasible. The Company anticipates donating the property to the City of Wabash for use in connection with a city park.  The Company conducted further investigations of the site in accordance with the IDEM request and approved work plan. The Company met with IDEM on May 24, 2016 to present the results of the further investigation and IDEM requested the Company to submit a remedial action plan. The remedial action plan was submitted in January 2017 and approved by IDEM in March 2017. The work plan focuses on periodic monitoring and specific plans for long term remedial actions for on-site soils which will be deferred until City of Wabash access has been secured and a redevelopment plan is in place. The Company sent demands to other former owners/operators of the site to participate in the site work, but they declined to participate. As of June 30, 2017, the estimated range of the Company's share of anticipated costs for the Wabash, Indiana site was $0.3 million to $0.7 million and the accrued amount was $0.3 million. None of the expenditures related to this matter are recoverable from the U.S. government.
c. Environmental Reserves and Estimated Recoveries
Environmental Reserves
The Company reviews on a quarterly basis estimated future remediation costs and has an established practice of estimating environmental remediation costs over a fifteen year period, except for those environmental remediation costs with a specific contractual term. Environmental liabilities at the BPOU site are currently estimated through the term of the new project agreement. As the period for which estimated environmental remediation costs lengthens, the reliability of such estimates decreases. These estimates consider the investigative work and analysis of engineers, outside environmental consultants, and the advice of legal staff regarding the status and anticipated results of various administrative and legal proceedings. In most cases, only a range of reasonably possible costs can be estimated. In establishing the Company’s reserves, the most probable estimate is used when determinable; otherwise, the minimum amount is used when no single amount in the range is more probable. Accordingly, such estimates can change as the Company periodically evaluates and revises these estimates as new information becomes available. The Company cannot predict whether new information gained as projects progress will affect the estimated liability accrued. The timing of payment for estimated future environmental costs is influenced by a number of factors such as the regulatory approval process, and the time required to design, construct, and implement the remedy.
A summary of the Company’s environmental reserve activity is shown below:

	Aerojet Rocketdyne- Sacramento	Aerojet Rocketdyne- BPOU	Other Aerojet Rocketdyne Sites	Total Aerojet Rocketdyne	Other (1)	Total Environmental Reserve
	(In millions)
December 31, 2016	$210.1	$126.8	$8.5	$345.4	$4.3	$349.7
Additions	6.8	1.8	0.3	8.9	0.5	9.4
Expenditures	(12.2)	(7.2)	(0.7)	(20.1)	(0.1)	(20.2)
June 30, 2017	$204.7	$121.4	$8.1	$334.2	$4.7	$338.9
______
(1) Related to the Company's legacy business operations that are primarily non-recoverable from the U.S. government.
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
As part of the acquisition of the Atlantic Research Corporation (“ARC”) propulsion business in 2003, Aerojet Rocketdyne entered into an agreement with ARC pursuant to which Aerojet Rocketdyne is responsible for up to $20.0 million of costs (“Pre-Close Environmental Costs”) associated with environmental issues that arose prior to Aerojet Rocketdyne’s acquisition of the ARC propulsion business. ARC is responsible for any cleanup costs relating to the ARC acquired businesses in excess of $20.0 million. Pursuant to a separate agreement with the U.S. government which was entered into prior to the completion of the ARC acquisition, these costs are recovered through the establishment of prices for Aerojet Rocketdyne’s products and services sold to the U.S. government. The Company reached the $20.0 million cap on cleanup costs in the first quarter of fiscal 2017 and expects that additional costs will be incurred due to contamination existing at the time of the acquisition and still requiring remediation and monitoring. On May 6, 2016, ARC informed Aerojet Rocketdyne that it was disputing certain costs that Aerojet Rocketdyne attributed to the $20.0 million Pre-Close Environmental Costs (“ARC Claim”). The Company has met with ARC and responded to the ARC Claim on June 23, 2017. Certain costs related to the ARC Claim may be allocable to Aerojet Rocketdyne and will be determined in conjunction with the Company’s evaluation and ultimate resolution of the ARC Claim.
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
Most of the environmental costs are incurred by the Company's Aerospace and Defense segment, and certain of these future costs are allowable to be included in the Company’s contracts with the U.S. government and allocable to Northrop until the cumulative expenditure limitation is reached. Excluding the receivable from Northrop of $67.5 million discussed below, the Company currently estimates approximately 24% of its future Aerospace and Defense segment environmental costs will not likely be reimbursable and are expensed.
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
Pursuant to the Northrop Agreement, environmental expenditures to be reimbursed are subject to annual limitations and the total reimbursements are limited to cumulative expenditure limitation of $189.7 million. A summary of the Northrop Agreement activity is shown below (in millions):

Total reimbursable costs under the Northrop Agreement	$189.7
Amount reimbursed to the Company through June 30, 2017	(122.2)
Potential future cost reimbursements available	67.5
Less: Receivable from Northrop included in the unaudited condensed consolidated balance sheet as of June 30, 2017	(67.5)
Potential future recoverable amounts available under the Northrop Agreement	$—
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

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
	(In millions)
Estimated recoverable amounts under U.S. government contracts	$3.8	$1.7	$7.7	$6.3
Expense to unaudited condensed consolidated statement of operations	0.9	0.2	1.7	0.5
Total environmental reserve adjustments	$4.7	$1.9	$9.4	$6.8
Note 9. Arrangements with Off-Balance Sheet Risk
As of June 30, 2017, arrangements with off-balance sheet risk consisted of:

•	$39.1 million in outstanding commercial letters of credit, the majority of which may be renewed, primarily to collateralize obligations for environmental remediation and insurance coverage.

•	$55.4 million in outstanding surety bonds to primarily satisfy indemnification obligations for environmental remediation coverage.

•	Up to $120.0 million aggregate in guarantees by the Company of Aerojet Rocketdyne’s obligations to U.S. government agencies for environmental remediation activities.

•	Guarantees, jointly and severally, by the Company’s material domestic subsidiaries of their obligations under the Senior Credit Facility.
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
Note 10. Cost Reduction Plans
During fiscal 2015, the Company initiated the first phase ("Phase I") of the competitive improvement program (the "CIP”) comprised of activities and initiatives aimed at reducing costs in order for the Company to continue to compete successfully. Phase I is composed of three major components: (i) facilities optimization and footprint reduction; (ii) product affordability; and (iii) reduced administrative and overhead costs. On April 6, 2017, the Board of Directors approved Phase II (“Phase II”) of the Company’s previously announced CIP. Pursuant to Phase II, the Company plans to expand its CIP and further consolidate its Sacramento, California, and Gainesville, Virginia sites while centralizing and expanding its existing presence in Huntsville, Alabama. The Company currently estimates that it will incur restructuring and related costs of the Phase I and II programs of approximately $235.1 million (including approximately $60.5 million of capital expenditures). The Company has incurred $63.2 million through June 30, 2017 including $29.5 million in capital expenditures. A summary of the Company's Phase I and II reserve activity is shown below:

	Severance	Retention	Total
	(In millions)
December 31, 2016	$6.8	$2.1	$8.9
Accrual	33.3	0.6	33.9
Payments	(1.2)	(0.2)	(1.4)
June 30, 2017	$38.9	$2.5	$41.4
The costs associated with Phase I and II will be a component of the Company’s U.S. government forward pricing rates, and therefore, will be recovered through the pricing of the Company’s products and services to the U.S. government. In addition to the employee-related Phase I and II obligations, the Company incurred non-cash accelerated depreciation expense of $2.2 million and $0.4 million in the first half of fiscal 2017 and 2016, respectively, associated with changes in the estimated useful lives of long-lived assets.
Note 11. Retirement Benefits
Pension Benefits
The Company's defined benefit pension plan future benefit accrual was discontinued in fiscal 2009. As of the last measurement date of December 31, 2016, the assets, projected benefit obligations, and unfunded pension obligation for the tax-qualified pension plans were approximately $925.1 million, $1,492.1 million, and $548.2 million, respectively.
The Company expects to make cash contributions of approximately $76.0 million to its tax-qualified defined benefit pension plan in fiscal 2017 of which $37.0 million is expected to be recoverable in its U.S. government contracts in fiscal 2017 with the remaining $39.0 million being potentially recoverable in its U.S. government contracts in the future. The Company has funded $18.6 million to its tax-qualified defined benefit pension plan in the first half of fiscal 2017 and in the third and fourth quarters of fiscal 2017 expects to fund $48.6 million and $8.8 million, respectively. The Company generally is able to recover cash contributions related to its tax-qualified defined benefit pension plan as allowable costs on U.S. government contracts, but there can be differences between when the Company contributes cash to its tax-qualified defined benefit pension plan under pension funding rules and recovers the costs under the U.S. government Cost Accounting Standards.
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
Components of retirement benefit expense (benefit) are:

	Pension Benefits		Postretirement Medical and Life Insurance Benefits
	Three months ended June 30,
	2017	2016	2017	2016
	(In millions)
Service cost	$3.8	$3.4	$—	$—
Interest cost on benefit obligation	14.4	16.1	0.3	0.4
Assumed return on plan assets	(16.2)	(17.6)	—	—
Amortization of prior service credits	0.1	0.1	—	(0.3)
Recognized net actuarial losses (gains)	16.9	16.0	(1.0)	(0.9)
Retirement benefit expense (benefit)	$19.0	$18.0	$(0.7)	$(0.8)

	Pension Benefits		Postretirement Medical and Life Insurance Benefits
	Six months ended June 30,
	2017	2016	2017	2016
	(In millions)
Service cost	$7.5	$6.9	$—	$—
Interest cost on benefit obligation	28.8	32.1	0.7	0.9
Assumed return on plan assets	(32.3)	(35.1)	—	—
Amortization of prior service credits	0.1	0.1	(0.1)	(0.6)
Recognized net actuarial losses (gains)	33.9	31.9	(2.0)	(1.8)
Retirement benefit expense (benefit)	$38.0	$35.9	$(1.4)	$(1.5)
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
Customers that represented more than 10% of net sales for the periods presented are as follows:

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Lockheed Martin Corporation	24%	34%	21%	31%
United Launch Alliance	23%	17%	23%	19%
NASA	18%	13%	18%	13%
Raytheon Company	14%	19%	16%	18%
The Company's sales to each of the major customers listed above involve several product lines and programs.
Sales to the U.S. government and its agencies, including sales to the Company’s significant customers discussed above, were as follows:

Percentage of net sales
Three months ended June 30, 2017	93%
Three months ended June 30, 2016	89%
Six months ended June 30, 2017	93%
Six months ended June 30, 2016	90%

Selected financial information for each operating segment is as follows:

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
	(In millions)
Net Sales:
Aerospace and Defense	$458.0	$406.8	$861.7	$762.1
Real Estate	1.6	1.6	3.2	3.2
Total Net Sales	$459.6	$408.4	$864.9	$765.3
Segment Performance:
Aerospace and Defense	$59.4	$39.9	$98.1	$75.9
Environmental remediation provision adjustments	(0.5)	0.2	(1.1)	(0.4)
Retirement benefits, net (1)	(4.0)	(5.6)	(8.0)	(11.2)
Unusual items	1.3	0.1	1.9	0.2
Aerospace and Defense Total	56.2	34.6	90.9	64.5
Real Estate	0.8	0.9	1.6	1.7
Total Segment Performance	$57.0	$35.5	$92.5	$66.2
Reconciliation of segment performance to income before income taxes:
Segment performance	$57.0	$35.5	$92.5	$66.2
Interest expense	(7.8)	(10.4)	(15.2)	(21.5)
Interest income	0.8	0.1	1.3	0.3
Stock-based compensation expense	(3.4)	(3.1)	(10.2)	(5.4)
Corporate retirement benefits	(5.0)	(4.7)	(10.0)	(9.4)
Corporate and other expense, net	(5.4)	(5.8)	(12.0)	(9.7)
Unusual items	—	(0.1)	(1.0)	(0.4)
Income before income taxes	$36.2	$11.5	$45.4	$20.1
_____
(1) Retirement benefits are net of cash funding to the Company's tax-qualified defined benefit pension plan which are recoverable costs under the Company's U.S. government contracts. The Company's recoverable tax-qualified pension costs in the second quarter and first half of fiscal 2017 totaled $9.3 million and $18.6 million, respectively. The Company's recoverable tax-qualified pension costs in the second quarter and first half of fiscal 2016 totaled $6.9 million and $13.8 million, respectively.
Note 13. Unusual Items
Total unusual items, comprised of a component of other (income) expense, net and loss on debt in the unaudited condensed consolidated statements of operations, was as follows:

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
	(In millions)
Unusual items
Legal related matters	$(1.3)	$(0.1)	$(1.9)	$(0.2)
Loss on debt	—	0.1	—	0.4
Acquisition costs	—	—	1.0	—
	$(1.3)	$—	$(0.9)	$0.2
First half of fiscal 2017 activity:
The Company recorded $1.9 million ($1.3 million during the second quarter of fiscal 2017) of realized gains, net of interest associated with the failure to register with the SEC the issuance of certain of the Company’s common shares under the defined contribution 401(k) employee benefit plan (see Note 4(j)).
The Company recorded $1.0 million of costs related to the acquisition of Coleman (see Note 5).

First half of fiscal 2016 activity:
The Company recorded $0.2 million of realized gains, net of interest associated with the failure to register with the SEC the issuance of certain of the Company’s common shares under the defined contribution 401(k) employee benefit plan.
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
The preparation of the consolidated financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates. In addition, since our operating cycle is primarily based on long-term contracts with various delivery schedules, our operating results for interim periods may not be indicative of the results of operations for a full year or future periods. This section contains a number of forward-looking statements, all of which are based on current expectations and are subject to risks and uncertainties including those described in this Quarterly Report under the heading “Forward-Looking Statements.” Actual results may differ materially. This section should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, and periodic reports subsequently filed with the Securities and Exchange Commission (“SEC”).
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
A summary of the significant financial highlights for the second quarter of fiscal 2017 which management uses to evaluate our operating performance and financial condition is presented below.

•	Net sales for the second quarter of fiscal 2017 totaled $459.6 million compared to $408.4 million for the second quarter of fiscal 2016.

•
Net income for the second quarter of fiscal 2017 was $24.3 million, or $0.32 diluted income per share, compared to net income of $5.9 million, or $0.09 diluted income per share, for the second quarter of fiscal 2016.

•
Adjusted EBITDAP (Non-GAAP measure*) for the second quarter of fiscal 2017 was $70.0 million, or 15.2% of net sales, compared to $47.5 million, or 11.6% of net sales, for the second quarter of fiscal 2016.

•
Segment performance before environmental remediation provision adjustments, retirement benefits, net, and unusual items (Non-GAAP measure*) was $60.2 million for the second quarter of fiscal 2017, compared to $40.8 million for the second quarter of fiscal 2016.

•
Cash provided by operating activities in the second quarter of fiscal 2017 totaled $40.8 million compared to $35.8 million of cash provided by operating activities in the second quarter of fiscal 2016.

•	As of June 30, 2017, we had $2.1 billion of funded backlog compared to $2.3 billion as of December 31, 2016.
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
Sales to the U.S. government and its agencies, including sales to our significant customers disclosed below, were as follows:

Percentage of net sales
Three months ended June 30, 2017	93%
Three months ended June 30, 2016	89%
Six months ended June 30, 2017	93%
Six months ended June 30, 2016	90%
The RS-25 program, which is comprised of several contracts and included in U.S. government sales, represented 15% and 12% of net sales for the second quarter of fiscal 2017 and 2016, respectively. In addition, the RS-25 program represented 16% and 12% of net sales for the first half of fiscal 2017 and 2016, respectively. The Terminal High Altitude Area Defense (“THAAD”) program, which is comprised of several contracts and included in U.S. government sales, represented 11% and 15% of net sales for the second quarter of fiscal 2017 and 2016, respectively. In addition, the THAAD program represented 9% and 14% of net sales for the first half of fiscal 2017 and 2016, respectively. The Standard Missile program, which is comprised of several contracts and included in U.S. government sales, was less than 10% of net sales for the second quarter and first half of fiscal 2017. The Standard Missile program represented 10% and 9% of net sales for the second quarter and first half of fiscal 2016, respectively.
Customers that represented more than 10% of net sales for the periods presented were as follows:

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Lockheed Martin Corporation	24%	34%	21%	31%
United Launch Alliance	23%	17%	23%	19%
NASA	18%	13%	18%	13%
Raytheon Company	14%	19%	16%	18%
Our sales to each of the major customers listed above involve several product lines and programs.
Industry Update
Our primary aerospace and defense customers include the DoD and its agencies, NASA, and the prime contractors that supply products to these customers. We rely on U.S. government spending on aerospace and defense products and systems, and our backlog depends, in large part, on continued funding by the U.S. government for the programs in which we are involved. These funding levels are not generally correlated with any specific economic cycle, but rather follow the cycle of general public policy and political support for this type of funding. Moreover, although our contracts often contemplate that our services will be performed over a period of several years, the U.S. Congress must appropriate funds for a given program and the U.S. President must sign into law such appropriations legislation each government fiscal year (“GFY”) and may significantly increase, decrease or eliminate, funding for a program. A decrease in DoD and/or NASA expenditures, the elimination or curtailment of a material program in which we are or hope to be involved, or changes in payment patterns of our customers as a result of changes in U.S. government outlays, could have a material adverse effect on our operating results, financial condition, and/or cash flows.
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

The Space Launch Systems ("SLS") appears to remain a top Congressional priority as the CR included a provision to allow NASA the funding flexibility for SLS and deep exploration to remain on track. The SLS program also has enjoyed wide, bipartisan support in both chambers of Congress. We maintain a strong relationship with NASA and our propulsion systems have been powering NASA launch vehicles and spacecraft since the inception of the U.S. space program. Our booster, upper stage and Orion vehicle propulsion systems are currently baselined on the new SLS vehicle and both upper stage and booster engines are in development for future SLS variants. Due to the retirement of the space shuttle fleet, U.S. astronauts have been dependent on Russian Soyuz flights for access to and from the International Space Station ("ISS") for the better part of this decade. NASA has been working to re-establish U.S. manned space capability as soon as possible through development of a new “space taxi” to ferry astronauts and cargo to the ISS. In 2014, Boeing’s CST-100 Starliner capsule, powered by Aerojet Rocketdyne propulsion, was selected by NASA to transport astronauts to and from the ISS. As Boeing’s business partner, Aerojet Rocketdyne will be providing the propulsion system for this new capsule, thereby supplementing its work for NASA on the SLS designed for manned deep space exploration. In both instances, we have significant propulsion content and we look forward to supporting these generational programs for NASA.
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
Competitive Improvement Program
In March 2015, we launched Phase I of the CIP ("Phase I") comprised of activities and initiatives aimed at reducing costs in order for us to continue to compete successfully. The company-wide initiative is being undertaken after a comprehensive assessment of our product portfolio to underpin Aerojet Rocketdyne’s technological and competitive leadership in our markets through continued research and development. Phase I is composed of three major components: (i) facilities optimization and footprint reduction; (ii) product affordability; and (iii) reduced administrative and overhead costs. The Phase I costs consist primarily of severance and other employee related costs totaling approximately $25.0 million, operating facility costs totaling approximately $19.0 million, $38.0 million for other costs relating to product re-qualification, knowledge transfer and other CIP implementation costs, and $31.0 million of capital expenditures.
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
When fully implemented, we anticipate that the CIP will result in annual cost reductions as follows (in millions):

Annual cost reductions related to Phase I (expected during 2019)	$145.0
Annual cost reductions related to Phase II (expected during 2021)	85.0
Total annual cost reductions	$230.0
We currently estimate that we will incur restructuring and related costs of the Phase I and II programs of approximately $235.1 million (including approximately $60.5 million of capital expenditures). We have incurred $63.2 million through June 30, 2017 including $29.5 million in capital expenditures.

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
A summary of our recoverable amounts, environmental reserves, and estimated range of liability as of June 30, 2017 is presented below:

	Recoverable Amounts (1)	Environmental Reserves	Estimated Range of Liability
	(In millions)
Sacramento	$154.5	$204.7	$204.7 - $321.9
Baldwin Park Operable Unit	91.7	121.4	121.4 - 159.2
Other Aerojet Rocketdyne sites	8.1	8.1	8.1 - 13.9
Other sites	0.6	4.7	4.7 - 6.5
Total	$254.9	$338.9	$338.9 - $501.5
_____

(1)
Excludes the receivable from Northrop Grumman Corporation (“Northrop”) of $67.5 million as of June 30, 2017 related to environmental costs already paid (and therefore not reserved) by the Company in prior years and reimbursable under our agreement with Northrop.

Most of our environmental costs are incurred by our Aerospace and Defense segment, and certain of these future costs are allowable to be included in our contracts with the U.S. government. The cumulative expenditure limitation under our agreement with Northrop was reached on June 30, 2017. See Note 8(b) and (c) of the Notes to Unaudited Condensed Consolidated Financial Statements.
Capital Structure
We have a substantial amount of debt for which we are required to make interest and principal payments. Interest on long-term financing is not a recoverable cost under our U.S. government contracts. As of June 30, 2017, we had $680.0 million of debt principal outstanding. The fair value of the debt outstanding at June 30, 2017 was $698.3 million.
Retirement Benefits
We expect to make cash contributions of approximately $76.0 million to our tax-qualified defined benefit pension plan in fiscal 2017 of which $37.0 million is expected to be recoverable in our U.S. government contracts in fiscal 2017 with the remaining $39.0 million being potentially recoverable in our U.S. government contracts in the future. We have funded $18.6 million to our tax-qualified defined benefit pension plan in the first half of fiscal 2017 and in the third and fourth quarters of fiscal 2017 we expect to fund $48.6 million and $8.8 million, respectively. We generally are able to recover cash contributions related to our tax-qualified defined benefit pension plan as allowable costs on our U.S. government contracts, but there can be differences between when we contribute cash to our tax-qualified defined benefit pension plan under pension funding rules and recover it under the Cost Accounting Standards.
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
Results of Operations
Net Sales:

	Three months ended June 30,			Six months ended June 30,
	2017	2016	Change*	2017	2016	Change**
	(In millions)
Net sales:	$459.6	$408.4	$51.2	$864.9	$765.3	$99.6

* Primary reason for change. The increase in net sales was primarily due to an increase of $72.9 million in space programs primarily driven by (i) the RS-25 program development and integration effort in support of the SLS development program; (ii) increased deliveries on the RL10 program; and (iii) the Coleman Aerospace acquisition partially offset by a decrease of $23.8 million in defense programs primarily driven by the timing of deliveries on the THAAD and Standard Missile programs.
** Primary reason for change. The increase in net sales was primarily due to an increase of $131.3 million in space programs primarily driven by (i) the RS-25 program development and integration effort in support of the SLS development program; (ii) increased deliveries on the Atlas V program; and (iii) the Coleman Aerospace acquisition partially offset by a decrease of $31.9 million in defense programs primarily driven by the timing of deliveries on the THAAD and PAC-3 programs.
Cost of Sales (exclusive of items shown separately below):

	Three months ended June 30,			Six months ended June 30,
	2017	2016	Change*	2017	2016	Change**
	(In millions, except percentage amounts)
Cost of sales (exclusive of items shown separately below):	$383.9	$356.5	$27.4	$736.6	$666.2	$70.4
Percentage of net sales	83.5%	87.3%		85.2%	87.1%
Percentage of net sales excluding retirement benefits	80.6%	84.2%		82.1%	83.8%
Components of cost of sales:
Cost of sales excluding retirement benefits	$370.6	$344.0	$26.6	$710.0	$641.2	$68.8
Retirement benefits	13.3	12.5	0.8	26.6	25.0	1.6
Cost of sales	$383.9	$356.5	$27.4	$736.6	$666.2	$70.4

* Primary reason for change. The decrease in cost of sales as a percentage of net sales excluding retirement benefits was primarily due to the following (i) favorable contract performance with increased sales volume on the RS-68 program as a result of lower program costs and labor efficiencies and (ii) favorable contract performance on the THAAD program as a result of management reserve retirements due to reduced program risks and cost reductions.
** Primary reason for change. The decrease in cost of sales as a percentage of net sales excluding retirement benefits was primarily due to the following (i) favorable contract performance on the RL10 program as a result of lower program costs and management reserve reductions due to ongoing program efficiencies and (ii) favorable contract performance on the THAAD program as a result of management reserve retirements due to reduced program risks and cost reductions partially offset by cost growth and manufacturing inefficiencies in the first half of fiscal 2017 on electric propulsion contracts.
Selling, General and Administrative (“SG&A”):

	Three months ended June 30,			Six months ended June 30,
	2017	2016	Change*	2017	2016	Change**
	(In millions, except percentage amounts)
SG&A:	$14.7	$13.6	$1.1	$33.2	$25.2	$8.0
Percentage of net sales	3.2%	3.3%		3.8%	3.3%
Components of SG&A:
SG&A excluding retirement benefits and stock-based compensation	$6.3	$5.8	$0.5	$13.0	$10.4	$2.6
Stock-based compensation	3.4	3.1	0.3	10.2	5.4	4.8
Retirement benefits	5.0	4.7	0.3	10.0	9.4	0.6
SG&A	$14.7	$13.6	$1.1	$33.2	$25.2	$8.0
* Primary reason for change. SG&A expense was essentially unchanged in the second quarter of fiscal 2017 compared to the second quarter of fiscal 2016.

** Primary reason for change. The increase in SG&A expense was primarily driven by an increase of $4.8 million in stock-based compensation primarily a result of the accelerated vesting of stock awards to a former executive officer and the August 2016 stock award granted to the Executive Chairman that vests according to the attainment of share prices ranging from $22 per share to $27 per share of our common stock.
Depreciation and Amortization:

	Three months ended June 30,			Six months ended June 30,
	2017	2016	Change*	2017	2016	Change*
	(In millions)
Depreciation and amortization:	$19.1	$15.4	$3.7	$35.4	$30.5	$4.9
Components of depreciation and amortization:
Depreciation	$15.7	$12.1	$3.6	$28.7	$23.8	$4.9
Amortization	3.4	3.3	0.1	6.7	6.7	—
* Primary reason for change. The increase in depreciation expense was primarily the result of increased accelerated depreciation associated with changes in the estimated useful lives of long-lived assets and capital projects being placed in service to support the cost saving initiatives of the CIP.
Other (Income) Expense, net and loss on debt:

	Three months ended June 30,			Six months ended June 30,
	2017	2016	Change*	2017	2016	Change**
	(In millions)
Other (income) expense, net and loss on debt:	$(1.3)	$1.1	$(2.4)	$0.4	$2.1	$(1.7)
 * Primary reason for change. The decrease was primarily due to a benefit of $1.3 million in unusual items (discussed below) and a benefit of $0.8 million related to the settlement of liabilities associated with the GDX Automotive business divestiture in 2004.
** Primary reason for change. The decrease was primarily due to a benefit of $0.9 million in unusual items (discussed below) and a benefit of $0.8 million related to the settlement of liabilities associated with the GDX Automotive business divestiture in 2004.
Total unusual items, comprised of a component of other (income) expense, net and loss on debt in the Unaudited Condensed Consolidated Statements of Operations, was as follows:

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
	(In millions)
Unusual items
Legal related matters	$(1.3)	$(0.1)	$(1.9)	$(0.2)
Loss on debt	—	0.1	—	0.4
Acquisition costs	—	—	1.0	—
	$(1.3)	$—	$(0.9)	$0.2
First half of fiscal 2017 Activity:
We recorded $1.9 million ($1.3 million during the second quarter of fiscal 2017) of realized gains, net of interest associated with the failure to register with the SEC the issuance of certain of our common shares under the defined contribution 401(k) employee benefit plan. On May 30, 2017, we made a registered rescission offer to buy back unregistered shares from eligible Plan participants at the original purchase price plus interest, or to reimburse eligible Plan participants for losses they may have incurred if their shares had been sold. The registered rescission offer expired on June 30, 2017 and settlement payments of $3.3 million under the offer have been completed in July 2017.
We recorded $1.0 million of costs related to the acquisition of Coleman Aerospace from L3 Technologies, Inc. (see Note 5 of the Notes to Unaudited Condensed Consolidated Financial Statements).
First half of fiscal 2016 Activity:

We recorded $0.2 million of realized gains, net of interest associated with the failure to register with the SEC the issuance of certain of our common shares under the defined contribution 401(k) employee benefit plan.
We retired $13.0 million principal amount of our delayed draw term loan resulting in a loss of $0.3 million.
We recorded a charge of $0.1 million associated with the amendment to our $750.0 million senior secured senior credit facility (the "Senior Credit Facility").
Interest Income:

	Three months ended June 30,			Six months ended June 30,
	2017	2016	Change*	2017	2016	Change*
	(In millions)
Interest income:	$0.8	$0.1	$0.7	$1.3	$0.3	$1.0
 * Primary reason for change. Interest income was immaterial for all periods presented.
Interest Expense:

	Three months ended June 30,			Six months ended June 30,
	2017	2016	Change*	2017	2016	Change**
	(In millions)
Interest expense:	$7.8	$10.4	$(2.6)	$15.2	$21.5	$(6.3)
Components of interest expense:
Contractual interest and other	5.7	9.7	(4.0)	11.0	20.2	(9.2)
Amortization of debt discount and deferred financing costs	2.1	0.7	1.4	4.2	1.3	2.9
Interest expense	$7.8	$10.4	$(2.6)	$15.2	$21.5	$(6.3)
* Primary reason for change. The decrease in interest expense was primarily due to the redemption of the 7 1/8% Senior Secured Notes in the third quarter of fiscal 2016 and the conversion of 4 1/16% Convertible Subordinated Debentures (“4 1/16% Debentures”) to common shares. The decrease was partially offset by interest expense on the debt incurred on the Senior Credit Facility at a variable interest rate of 3.48% as of June 30, 2017 and the issuance of the 2 1/4% Convertible Senior Notes ("2 1/4% Notes") in December 2016 at an effective interest rate of 5.8%.
** Primary reason for change. The decrease in interest expense was primarily due to the retirement of the principal amount of our delayed draw term loan in the first quarter of fiscal 2016, the redemption of the 7 1/8% Senior Secured Notes in the third quarter of fiscal 2016, and the conversion of 4 1/16% Debentures to common shares. The decrease was partially offset by interest expense on the debt incurred on the Senior Credit Facility at a variable interest rate of 3.48% as of June 30, 2017 and the issuance of the 2 1/4% Notes in December 2016 at an effective interest rate of 5.8%.
Income Tax provision:
The income tax provision was as follows:

	Six months ended June 30,
	2017	2016
	(In millions)
Income tax provision	$15.2	$9.1
In the first half of fiscal 2017, the income tax provision was at an effective tax rate less than the federal statutory rate primarily due to tax benefits attributable to the expiration of statute limitations and excess tax benefits from the exercise and vesting of stock-based compensation awards.
In the first half of fiscal 2016, the income tax provision was at an effective tax rate greater than the federal statutory rate primarily due to certain expenditures which were permanently not deductible for tax purposes and state income taxes.
A valuation allowance is required when it is more-likely-than-not that all or a portion of deferred tax assets may not be realized. Assessing the need for a valuation allowance requires management to evaluate, on a quarterly basis, all available evidence, both positive and negative. As of June 30, 2017, we continue to believe that the weight of the positive evidence outweighed the negative evidence regarding the realization of our net deferred tax assets.

See Note 6 of the Notes to Unaudited Condensed Consolidated Financial Statements for a discussion on uncertain income tax positions.
Retirement Benefits:
Components of retirement benefit expense are:

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
	(In millions)
Service cost	$3.8	$3.4	$7.5	$6.9
Interest cost on benefit obligation	14.7	16.5	29.5	33.0
Assumed return on plan assets	(16.2)	(17.6)	(32.3)	(35.1)
Amortization of prior service credits	0.1	(0.2)	—	(0.5)
Recognized net actuarial losses	15.9	15.1	31.9	30.1
Retirement benefits	$18.3	$17.2	$36.6	$34.4
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

Aerospace and Defense Segment

	Three months ended June 30,			Six months ended June 30,
	2017	2016	Change*	2017	2016	Change**
	(In millions, except percentage amounts)
Net sales	$458.0	$406.8	$51.2	$861.7	$762.1	$99.6
Segment performance	56.2	34.6	21.6	90.9	64.5	26.4
Segment margin	12.3%	8.5%		10.5%	8.5%
Segment margin before environmental remediation provision adjustments, retirement benefits, net, and unusual items (Non-GAAP measure)	13.0%	9.8%		11.4%	10.0%
Components of segment performance:
Aerospace and Defense	$59.4	$39.9	$19.5	$98.1	$75.9	$22.2
Environmental remediation provision adjustments	(0.5)	0.2	(0.7)	(1.1)	(0.4)	(0.7)
Retirement benefits, net	(4.0)	(5.6)	1.6	(8.0)	(11.2)	3.2
Unusual items	1.3	0.1	1.2	1.9	0.2	1.7
Aerospace and Defense total	$56.2	$34.6	$21.6	$90.9	$64.5	$26.4
 * Primary reason for change. The increase in net sales was primarily due to an increase of $72.9 million in space programs primarily driven by (i) the RS-25 program development and integration effort in support of the SLS development program; (ii) increased deliveries on the RL10 program; and (iii) the Coleman Aerospace acquisition partially offset by a decrease of $23.8 million in defense programs primarily driven by the timing of deliveries on the THAAD and Standard Missile programs.
Segment margin before environmental remediation provision adjustments, retirement benefits, net and unusual items increased primarily due to the following (i) favorable contract performance with increased sales volume on the RS-68 program as a result of lower program costs and labor efficiencies and (ii) favorable contract performance on the THAAD program as a result of management reserve retirements due to reduced program risks and cost reductions.
** Primary reason for change. The increase in net sales was primarily due to an increase of $131.3 million in space programs primarily driven by (i) the RS-25 program development and integration effort in support of the SLS development program; (ii) increased deliveries on the Atlas V program; and (iii) the Coleman Aerospace acquisition partially offset by a decrease of $31.9 million in defense programs primarily driven by the timing of deliveries on the THAAD and PAC-3 programs.
Segment margin before environmental remediation provision adjustments, retirement benefits, net and unusual items increased primarily due to the following (i) favorable contract performance on the RL10 program as a result of lower program costs and management reserve reductions due to ongoing program efficiencies and (ii) favorable contract performance on the THAAD program as a result of management reserve retirements due to reduced program risks and cost reductions partially offset by losses in the current period on the electric propulsion contracts as we continue to work towards resolving design challenges.
A summary of our backlog is as follows:

	June 30, 2017	December 31, 2016
	(In billions)
Funded backlog	$2.1	$2.3
Unfunded backlog	2.2	2.2
Total contract backlog	$4.3	$4.5
Total backlog includes both funded backlog (unfilled orders for which funding is authorized, appropriated and contractually obligated by the customer) and unfunded backlog (firm orders for which funding has not been appropriated). Indefinite delivery and quantity contracts and unexercised options are not reported in total backlog. Backlog is subject to funding delays or program restructurings/cancellations which are beyond our control. Of our June 30, 2017 total contract backlog, approximately 46%, or $2.0 billion, is expected to be filled within one year as compared to 38%, or $1.7 billion, at

December 31, 2016. Backlog has declined from December 31, 2016 primarily due to the timing of large multi-year awards. This decline was anticipated and may continue as we recognize sales under contracts with large multi-year awards, such as the $1.2 billion award for RS-25 engine restart received in November 2015 and continuing through November 2024. The nature and timing of large multi-year awards can create variability in our funded and total contract backlog.
Real Estate Segment

	Three months ended June 30,			Six months ended June 30,
	2017	2016	Change*	2017	2016	Change*
	(In millions)
Net sales	$1.6	$1.6	$—	$3.2	$3.2	$—
Segment performance	0.8	0.9	(0.1)	1.6	1.7	(0.1)
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

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
	(In millions, except percentage amounts)
Income before income taxes	$36.2	$11.5	$45.4	$20.1
Interest expense	7.8	10.4	15.2	21.5
Interest income	(0.8)	(0.1)	(1.3)	(0.3)
Depreciation and amortization	19.1	15.4	35.4	30.5
Retirement benefits, net (1)	9.0	10.3	18.0	20.6
Unusual items	(1.3)	—	(0.9)	0.2
Adjusted EBITDAP	$70.0	$47.5	$111.8	$92.6
Adjusted EBITDAP as a percentage of net sales	15.2%	11.6%	12.9%	12.1%
_____
(1) Retirement benefits are net of cash funding to our tax-qualified defined benefit pension plan which are recoverable costs under our U.S. government contracts. Our recoverable tax-qualified pension costs in the second quarter of fiscal 2017 and 2016 totaled $9.3 million and $6.9 million, respectively. Our recoverable tax-qualified pension costs in the first half of fiscal 2017 and 2016 totaled $18.6 million and $13.8 million, respectively.
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

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
	(In millions)
Net Cash Provided by Operating Activities	$40.8	$35.8	$37.7	$4.1
Capital expenditures	(3.4)	(11.8)	(6.1)	(19.5)
Free cash flow(1)	$37.4	$24.0	$31.6	$(15.4)

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

	June 30, 2017	December 31, 2016
	(In millions)
Debt principal	$680.0	$725.6
Cash and cash equivalents	(413.6)	(410.3)
Net debt	$266.4	$315.3
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
In our Aerospace and Defense segment, recognition of profit on long-term contracts requires the use of assumptions and estimates related to the contract value or total contract revenue, the total cost at completion and the measurement of progress towards completion. Due to the nature of the programs, developing the estimated total contract value and cost at completion requires the use of significant judgment. Estimates are continually evaluated as work progresses and are revised as necessary. Factors that must be considered in estimating the work to be completed include, but not limited to: labor productivity, the nature and technical complexity of the work to be performed, availability and cost volatility of materials, subcontractor and vendor performance, warranty costs, volume assumptions, anticipated labor agreements and inflationary trends, schedule and performance delays, availability of funding from the customer, and the recoverability of costs incurred outside the original contract included in any estimates to complete. We review contract performance and cost estimates for some contracts at least monthly and for others at least quarterly and more frequently when circumstances significantly change. When a change in estimate is determined to have an impact on contract profit, we will record a positive or negative adjustment to the statement of operations. Changes in estimates and assumptions related to the status of certain long-term contracts may have a material effect on our operating results. The following table summarizes the impact of the change in significant contract accounting estimates on our Aerospace and Defense segment net sales accounted for under the percentage-of-completion method of accounting:

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
	(In millions, except per share amounts)
Favorable (unfavorable) effect of the changes in contract estimates on income before income taxes	$10.3	$(3.6)	$13.7	$(3.6)
Favorable (unfavorable) effect of the changes in contract estimates on net income	6.2	(2.1)	8.2	(2.1)
Favorable (unfavorable) effect of the changes in contract estimates on basic and diluted net income per share	0.08	(0.03)	0.11	(0.03)
A detailed description of our significant accounting policies can be found in our most recent Annual Report on Form 10-K for the fiscal year ended December 31, 2016.
Arrangements with Off-Balance Sheet Risk
As of June 30, 2017, arrangements with off-balance sheet risk consisted of:

•	$39.1 million in outstanding commercial letters of credit, the majority of which may be renewed, primarily to collateralize obligations for environmental remediation and insurance coverage.

•	$55.4 million in outstanding surety bonds to primarily satisfy indemnification obligations for environmental remediation coverage.

•	Up to $120.0 million aggregate in guarantees by us of Aerojet Rocketdyne’s obligations to U.S. government agencies for environmental remediation activities.

•	Guarantees, jointly and severally, by our material domestic subsidiaries of their obligations under our Senior Credit Facility.
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
Liquidity and Capital Resources
Net Cash Provided by (Used in) Operating, Investing, and Financing Activities
The change in cash and cash equivalents was as follows:

	Six months ended June 30,
	2017	2016
	(In millions)
Net Cash Provided by Operating Activities	$37.7	$4.1
Net Cash Used in Investing Activities	(21.1)	(19.5)
Net Cash Used in Financing Activities	(13.3)	(9.4)
Net Increase (Decrease) in Cash and Cash Equivalents	$3.3	$(24.8)

Net Cash Provided by Operating Activities
The $37.7 million of cash provided by operating activities in the first half of fiscal 2017 was primarily the result of $110.9 million of cash generated by the income from operations before income taxes adjusted for non-cash items which was offset by cash used to fund working capital (defined as accounts receivables, inventories, other current assets, accounts payables, contract advances, real estate activities, and other current liabilities). The funding of working capital was comprised of the following: (i) an increase of $87.8 million in accounts receivables due to the timing of net sales and (ii) a decrease of $49.0 million in cash advances on long-term contracts, partially offset by a decrease of $20.7 million in inventories primarily due to a decrease in overhead costs. In addition, we received $21.3 million for income tax refunds in the first half of fiscal 2017.
The $4.1 million of cash provided by operating activities in the first half of fiscal 2016 was primarily the result of $75.3 million of cash generated by the income from operations before income taxes adjusted for non-cash items which was offset by cash used to fund working capital (defined as accounts receivables, inventories, other current assets, accounts payable, contract advances, real estate activities, and other current liabilities). The funding of working capital is primarily due to the following: (i) a decrease of $37.0 million in cash advances on long-term contracts; (ii) an increase of $22.3 million in other current assets, net primarily related to income taxes; and (iii) a decrease of $13.7 million in other current liabilities. The funding of working capital was partially offset by an increase of $23.2 million in accounts payable due to the timing of payments.
Net Cash Used In Investing Activities
During the first half of fiscal 2017, we purchased Coleman Aerospace for $15.0 million.
During the first half of fiscal 2017 and 2016, we had capital expenditures of $6.1 million and $19.5 million, respectively. The decrease in capital expenditures is primarily due to timing of expenditures related to our fiscal 2017 capital plan.
Net Cash Used in Financing Activities
During the first half of fiscal 2017, we had debt repayments of $10.0 million (see below). During the first half of fiscal 2016, we had debt repayments of $105.7 million.
Debt Activity and Covenants
Our debt principal activity since December 31, 2016 was as follows:

	December 31, 2016	Cash Payments	Non-cash Equity Conversion	June 30, 2017
	(In millions)
Term loan	$390.0	$(10.0)	$—	$380.0
2 1/4% Notes	300.0	—	—	300.0
4 1/16% Debentures	35.6	—	(35.6)	—
Total Debt and Borrowing Activity	$725.6	$(10.0)	$(35.6)	$680.0
Our Senior Credit Facility contains covenants requiring us to (i) maintain an interest coverage ratio (the "Consolidated Interest Coverage Ratio") of not less than 3.00 to 1.00 and (ii) maintain a leverage ratio ( the "Consolidated Net Leverage Ratio") not to exceed (a) 4.00 to 1.00 for periods ending June 30, 2017 through September 30, 2017; (b) 3.75 to 1.00 for periods ending from December 31, 2017 through September 30, 2018; and (c) 3.50 to 1.00 for periods ending from December 31, 2018 thereafter, provided that the maximum leverage ratio for all periods shall be increased by 0.50 to 1.00 for two quarters after consummation of a qualified acquisition. We may generally make certain investments, redeem debt subordinated to the Senior Credit Facility and make certain restricted payments (such as stock repurchases) if our Consolidated Net Leverage Ratio does not exceed 3.25 to 1.00 pro forma for such transaction. We are otherwise subject to customary covenants including limitations on asset sales, incurrence of additional debt, and limitations on certain investments and restricted payments.

Financial Covenant	Actual Ratios as of June 30, 2017	Required Ratios
Consolidated Interest Coverage Ratio, as defined under the Senior Credit Facility	12.40 to 1.00	Not less than: 3.00 to 1.00
Consolidated Net Leverage Ratio, as defined under the Senior Credit Facility	2.12 to 1.00	Not greater than: 4.00 to 1.00
We were in compliance with our financial and non-financial covenants as of June 30, 2017.
Outlook
Short-term liquidity requirements consist primarily of recurring operating expenses, including but not limited to costs related to our capital and environmental expenditures, company-funded R&D expenditures, debt service requirements, and retirement benefit plans. We believe that our existing cash and cash equivalents and availability under our revolving credit facility will provide sufficient funds to meet our operating plan, which includes our CIP Phase I and Phase II, and AR1 engine development costs, for the next twelve months. The operating plan for this period provides for full operation of our businesses, and interest and principal payments on our debt. As of June 30, 2017, we had $310.9 million of available borrowings under our Senior Credit Facility. Based on our existing debt agreements, we were in compliance with our financial and non-financial covenants as of June 30, 2017. Our failure to comply with these covenants could result in an event of default that, if not cured or waived by the lenders, could result in the acceleration of the Senior Credit Facility and 2¼% Notes. In addition, our failure to pay principal and interest when due is a default under the Senior Credit Facility, and in certain cases, would cause a cross default on the 2¼% Notes.
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
We expect to make cash contributions of approximately $76.0 million to our tax-qualified defined benefit pension plan in fiscal 2017 of which $37.0 million is expected to be recoverable in our U.S. government contracts in fiscal 2017 with the remaining $39.0 million being potentially recoverable in our U.S. government contracts in the future. We have funded $18.6 million to our tax-qualified defined benefit pension plan in the first half of fiscal 2017 and in the third and fourth quarters of fiscal 2017 we expect to fund $48.6 million and $8.8 million, respectively. We generally are able to recover cash contributions related to our tax-qualified defined benefit pension plan as allowable costs on our U.S. government contracts, but there can be differences between when we contribute cash to our tax-qualified defined benefit pension plan under pension funding rules and recover it under the Cost Accounting Standards.
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
As of June 30, 2017, our debt principal amounts totaled $680.0 million: $300.0 million, or 44%, was at a fixed rate of 2.25%; and $380.0 million, or 56%, was at a variable rate of 3.48%.
The estimated fair value and principal amount of our outstanding debt is presented below:

	Fair Value		Principal Amount
	June 30, 2017	December 31, 2016	June 30, 2017	December 31, 2016
	(In millions)
Term loan	$380.0	$390.0	$380.0	$390.0
2 1/4% Notes	318.3	294.9	300.0	300.0
4 1/16% Debentures (1)	—	70.8	—	35.6
	$698.3	$755.7	$680.0	$725.6
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

The fair values of the 2 1/4% Notes and 4 1/16% Debentures were determined using broker quotes that are based on open markets for the Company’s debt securities (Level 2 securities). The term loan bore interest at variable rates, which adjusted based on market conditions, and its carrying value approximated fair value.

Item 4. Controls and Procedures
Evaluation of disclosure controls and procedures
Management has conducted an evaluation (with the participation of our Chief Executive Officer and Chief Financial Officer), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of June 30, 2017. As a result of the material weakness in the Company’s internal control over financial reporting discussed below, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2017.
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
We previously identified and disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, a material weakness in our internal control over financial reporting as we did not maintain adequate controls over the completeness and accuracy of our accounting for income taxes, including the income tax provision and related tax assets and liabilities.
Income tax accounting remediation efforts
Management is in the process of improving and strengthening the internal controls related to income taxes which includes hiring additional tax resources (internal or external) and implementing additional controls to validate the completeness and accuracy of financial information utilized in our accounting for income taxes. During the first half of fiscal 2017, the Company hired key tax personnel, including a vice president overseeing the tax function, and transitioned to a new external service provider for the preparation of the quarterly tax provision and annual tax returns.
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

Asbestos Cases. The following table sets forth information related to our historical product liability costs associated with our asbestos litigation cases since December 31, 2016 (dollars in millions):

Claims filed as of December 31, 2016	64
Claims filed	13
Claims dismissed	(11)
Claims settled	(2)
Claims pending as of June 30, 2017	64
Aggregate settlement costs	$0.1
Average settlement costs (1)	$—
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

101*
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) Unaudited Condensed Consolidated Statements of Operations, (ii) Unaudited Condensed Consolidated Statements of Comprehensive Income, (iii) Unaudited Condensed Consolidated Balance Sheets, (iv) Unaudited Condensed Consolidated Statement of Stockholders’ Equity, (v) Unaudited Condensed Consolidated Statements of Cash Flows, and (vi) Unaudited Notes to Unaudited Condensed Consolidated Financial Statements.

* Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Aerojet Rocketdyne Holdings, Inc.

Date:	August 3, 2017	By:	/s/ Eileen P. Drake
Eileen P. Drake Chief Executive Officer and President (Principal Executive Officer)

Date:	August 3, 2017	By:	/s/ Paul R. Lundstrom
Paul R. Lundstrom Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

No.	Description

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a — 14 (a) of the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a — 14 (a) of the Securities Exchange Act of 1934, as amended.
32.1*
Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a — 14(b) of the Securities and Exchange Act of 1934, as amended, and 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) Unaudited Condensed Consolidated Statements of Operations, (ii) Unaudited Condensed Consolidated Statements of Comprehensive Income, (iii) Unaudited Condensed Consolidated Balance Sheets, (iv) Unaudited Condensed Consolidated Statement of Stockholders’ Equity, (v) Unaudited Condensed Consolidated Statements of Cash Flows, and (vi) Unaudited Notes to Unaudited Condensed Consolidated Financial Statements.

_______
* Filed herewith.