Form 10-Q
period 2017-09-30
AEROJET ROCKETDYNE HOLDINGS, INC.
filed 2017-11-02
CIK 40888

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-Q
 (Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended: September 30, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 26, 2017, there were 75.1 million outstanding shares of our common stock, including unvested common shares, $0.10 par value.

Aerojet Rocketdyne Holdings, Inc.
Quarterly Report on Form 10-Q
For the Quarterly Period Ended September 30, 2017

Part I — FINANCIAL INFORMATION
Item 1. Financial Statements
Aerojet Rocketdyne Holdings, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
	(In millions, except per share amounts)
Net sales	$484.1	$463.8	$1,349.0	$1,229.1
Operating costs and expenses:
Cost of sales (exclusive of items shown separately below)	417.1	405.4	1,153.7	1,071.6
Selling, general and administrative	22.5	10.8	55.7	36.0
Depreciation and amortization	18.6	15.4	54.0	45.9
Other expense, net	0.6	17.6	1.0	19.3
Total operating costs and expenses	458.8	449.2	1,264.4	1,172.8
Operating income	25.3	14.6	84.6	56.3
Non-operating (income) expense:
Loss on debt	—	34.1	—	34.5
Interest income	(1.0)	(0.1)	(2.3)	(0.4)
Interest expense	7.7	5.9	22.9	27.4
Total non-operating expense, net	6.7	39.9	20.6	61.5
Income (loss) before income taxes	18.6	(25.3)	64.0	(5.2)
Income tax provision (benefit)	6.0	(14.2)	21.2	(5.1)
Net income (loss)	$12.6	$(11.1)	$42.8	$(0.1)
Earnings (Loss) Per Share of Common Stock
Basic and Diluted
Net income (loss) per share	$0.17	$(0.17)	$0.57	$—
Weighted average shares of common stock outstanding, basic	73.5	67.0	72.8	64.6
Weighted average shares of common stock outstanding, diluted	73.9	67.0	73.0	64.6
See Notes to Unaudited Condensed Consolidated Financial Statements.

Aerojet Rocketdyne Holdings, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
	(In millions)
Net income (loss)	$12.6	$(11.1)	$42.8	$(0.1)
Other comprehensive income:
Amortization of actuarial losses and prior service credits, net of income taxes	10.0	9.2	29.1	27.3
Comprehensive income (loss)	$22.6	$(1.9)	$71.9	$27.2
See Notes to Unaudited Condensed Consolidated Financial Statements.

Aerojet Rocketdyne Holdings, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

	September 30, 2017	December 31, 2016
	(In millions, except per share amounts)
ASSETS
Current Assets
Cash and cash equivalents	$392.5	$410.3
Accounts receivable	283.1	136.4
Inventories	160.8	185.1
Recoverable from the U.S. government and other third parties for environmental remediation costs	26.7	25.2
Receivable from Northrop Grumman Corporation (“Northrop”)	6.0	6.0
Other current assets, net	71.0	91.7
Total Current Assets	940.1	854.7
Noncurrent Assets
Property, plant and equipment, net	349.6	366.0
Real estate held for entitlement and leasing	93.4	91.8
Recoverable from the U.S. government and other third parties for environmental remediation costs	225.5	239.8
Receivable from Northrop	60.0	62.0
Deferred income taxes	251.2	292.5
Goodwill	160.0	158.1
Intangible assets	88.4	94.4
Other noncurrent assets, net	126.7	90.2
Total Noncurrent Assets	1,354.8	1,394.8
Total Assets	$2,294.9	$2,249.5
LIABILITIES, REDEEMABLE COMMON STOCK, AND STOCKHOLDERS’ EQUITY
Current Liabilities
Current portion of long-term debt	$22.4	$55.6
Accounts payable	126.2	96.2
Reserves for environmental remediation costs	35.8	37.1
Postretirement medical and life insurance benefits	5.2	5.2
Advance payments on contracts	182.7	221.8
Other current liabilities	192.6	167.8
Total Current Liabilities	564.9	583.7
Noncurrent Liabilities
Long-term debt	596.2	608.0
Reserves for environmental remediation costs	298.6	312.6
Pension benefits	486.5	548.2
Postretirement medical and life insurance benefits	35.4	37.4
Other noncurrent liabilities	162.0	124.0
Total Noncurrent Liabilities	1,578.7	1,630.2
Total Liabilities	2,143.6	2,213.9
Commitments and contingencies (Note 8)
Redeemable common stock, par value of $0.10; 0.1 million shares issued and outstanding as of December 31, 2016	—	1.1
Stockholders’ Equity
Preference stock, par value of $1.00; 15.0 million shares authorized; none issued or outstanding	—	—
Common stock, par value of $0.10; 150.0 million shares authorized; 73.6 million shares issued and outstanding as of September 30, 2017; 69.2 million shares issued and outstanding as of December 31, 2016	7.4	6.9
Other capital	501.3	456.9
Treasury stock at cost, 3.5 million shares as of September 30, 2017 and December 31, 2016	(64.5)	(64.5)
Accumulated deficit	(19.0)	(61.8)
Accumulated other comprehensive loss, net of income taxes	(273.9)	(303.0)
Total Stockholders’ Equity	151.3	34.5
Total Liabilities, Redeemable Common Stock and Stockholders’ Equity	$2,294.9	$2,249.5
See Notes to Unaudited Condensed Consolidated Financial Statements.

Aerojet Rocketdyne Holdings, Inc.
Condensed Consolidated Statement of Stockholders’ Equity
(Unaudited)

	Common Stock					Accumulated Other	Total
			Other Capital	Treasury Stock	Accumulated Deficit	Comprehensive Loss	Stockholders' Equity
	Shares	Amount
	(In millions)
December 31, 2016	69.2	$6.9	$456.9	$(64.5)	$(61.8)	$(303.0)	$34.5
Net income	—	—	—	—	42.8	—	42.8
Amortization of actuarial losses and prior service credits, net of income taxes	—	—	—	—	—	29.1	29.1
Conversion of debt to common stock	3.9	0.4	35.2	—	—	—	35.6
Reclassification from redeemable common stock	0.1	—	0.9	—	—	—	0.9
Cumulative effect of change in accounting guidance (see Note 1)	—		0.3	—	—	—	0.3
Repurchase of shares for withholding taxes and option costs under employee equity plans	(0.4)	—	(5.7)	—	—	—	(5.7)
Stock-based compensation and shares issued under equity plans	0.8	0.1	13.7	—	—	—	13.8
September 30, 2017	73.6	$7.4	$501.3	$(64.5)	$(19.0)	$(273.9)	$151.3
See Notes to Unaudited Condensed Consolidated Financial Statements.

Aerojet Rocketdyne Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine months ended September 30,
	2017	2016
	(In millions)
Operating Activities
Net income (loss)	$42.8	$(0.1)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	54.0	45.9
Amortization of debt discount and deferred financing costs	6.3	1.7
Stock-based compensation	21.2	7.7
Retirement benefits, net	(16.2)	17.8
Loss on debt	—	34.5
Loss on disposal of long-lived assets	0.3	0.4
Changes in assets and liabilities, net of effects from acquisition:
Accounts receivable	(135.2)	22.2
Inventories	24.3	(1.0)
Other current assets, net	20.6	(13.3)
Real estate held for entitlement and leasing	(2.2)	(4.5)
Receivable from Northrop	2.0	0.9
Recoverable from the U.S. government and other third parties for environmental remediation costs	12.8	(36.8)
Other noncurrent assets	(47.2)	(12.3)
Accounts payable	28.1	11.5
Advance payments on contracts	(39.1)	(26.9)
Other current liabilities	8.5	(57.8)
Deferred income taxes	23.5	9.2
Reserves for environmental remediation costs	(15.3)	51.0
Other noncurrent liabilities and other	36.7	(0.9)
Net Cash Provided by Operating Activities	25.9	49.2
Investing Activities
Purchase of Coleman Aerospace (see Note 5)	(17.0)	—
Proceeds from sale of technology	—	0.5
Capital expenditures	(10.5)	(30.5)
Net Cash Used in Investing Activities	(27.5)	(30.0)
Financing Activities
Proceeds from issuance of debt	—	500.0
Debt issuance costs	—	(3.7)
Debt repayments	(15.0)	(595.3)
Repurchase of shares for withholding taxes and option costs under employee equity plans	(5.7)	(2.4)
Proceeds from shares issued under equity plans	4.5	3.0
Net Cash Used in Financing Activities	(16.2)	(98.4)
Net Decrease in Cash and Cash Equivalents	(17.8)	(79.2)
Cash and Cash Equivalents at Beginning of Period	410.3	208.5
Cash and Cash Equivalents at End of Period	$392.5	$129.3
Supplemental disclosures of cash flow information
Cash paid for interest	$15.2	$35.2
Cash paid for income taxes	2.7	30.5
Cash refund for income taxes	21.3	0.2
Conversion of debt to common stock	35.6	43.0
See Notes to Unaudited Condensed Consolidated Financial Statements.

Aerojet Rocketdyne Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
Note 1. Basis of Presentation and Nature of Operations
Aerojet Rocketdyne Holdings, Inc. (“Aerojet Rocketdyne Holdings” or the “Company”) has prepared the accompanying unaudited condensed consolidated financial statements, including its accounts and the accounts of its wholly-owned subsidiaries, in accordance with the instructions to Form 10-Q. The December 31, 2016 condensed consolidated balance sheet was derived from audited financial statements, but does not include all of the disclosures required by accounting principles generally accepted in the United States of America (“GAAP”). These interim financial statements should be read in conjunction with the financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016. Certain reclassifications have been made to financial information for the prior year to conform to the current year’s presentation.
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
AR1 Research and Development
Company-sponsored research and development ("R&D") expenses (reported as a component of cost of sales) are generally reimbursed via allocation of such expenses among all contracts and programs in progress under U.S. government contractual arrangements. The newest large liquid booster engine development project, the AR1, accounted for $54.0 million of such reimbursable costs from its inception through September 30, 2017. In February 2016, the U.S. Air Force selected Aerojet Rocketdyne and United Launch Alliance ("ULA") to share in a public-private partnership to develop jointly the AR1 engine. The total agreement is valued at $804.0 million with the U.S. Air Force investing two-thirds of the funding required to complete development of the AR1 engine by 2019. The work is expected to be completed no later than December 31, 2019. The U.S. Air Force has obligated $174.0 million with Aerojet Rocketdyne contributing $77.7 million and ULA contributing $5.8 million in cash and $3.5 million in "in-kind" R&D expense. The total potential U.S. government investment, including all options, is $536.0 million. The total potential investment by Aerojet Rocketdyne and its partners, including all options, is $268.0 million. Under the terms of the AR1 agreement, the U.S. Air Force contributions are recognized proportionately as an offset to R&D expenses. In the event the Company records a receivable for a milestone prior to expending the prospective proportional share to be contributed by the Company, the amount is recorded as an accrued liability until earned. The AR1 inception to date project costs at September 30, 2017, were as follows (in millions):

AR1 R&D costs incurred	$236.6
Less amounts funded by the U.S. Air Force	(141.2)
Less amounts funded by ULA	(9.3)
AR1 R&D costs net of reimbursements	86.1
AR1 R&D costs expensed and not applied to contracts	(32.1)
Net AR1 R&D costs applied to contracts	$54.0

Revenue Recognition
In the Company’s Aerospace and Defense segment, recognition of profit on long-term contracts requires the use of assumptions and estimates related to total contract revenue, the total cost at completion and the measurement of progress towards completion. Due to the nature of the programs, developing the estimated total contract revenue and cost at completion requires the use of significant judgment. Estimates are continually evaluated as work progresses and are revised as necessary. Factors that must be considered in estimating the work to be completed include, but are not limited to: labor productivity, the nature and technical complexity of the work to be performed, availability and cost volatility of materials, subcontractor and vendor performance, warranty costs, volume assumptions, anticipated labor agreements, inflationary trends, schedule delays, availability of funding from the customer, and the recoverability of costs incurred outside the original contract included in any estimates to complete. The Company reviews contract performance and cost estimates for some contracts at least monthly and for others at least quarterly and more frequently when circumstances significantly change. When a change in estimate is determined to have an impact on contract profit, the Company will record a positive or negative adjustment to the statement of operations. Changes in estimates and assumptions related to the status of certain long-term contracts may have a material effect on the Company’s operating results. The following table summarizes the impact of the change in significant contract accounting estimates on the Company’s Aerospace and Defense segment operating results accounted for under the percentage-of-completion method of accounting:

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
	(In millions, except per share amounts)
Favorable (unfavorable) effect of the changes in contract estimates on income before income taxes	$11.5	$1.1	$25.2	$(2.3)
Favorable (unfavorable) effect of the changes in contract estimates on net income	6.9	0.7	15.1	(1.4)
Favorable (unfavorable) effect of the changes in contract estimates on basic and diluted net income per share	0.09	0.01	0.20	(0.02)
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
In November 2015, the FASB issued guidance that requires deferred tax liabilities and assets to be classified as noncurrent in the consolidated balance sheet. The standard is effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted for financial statements that have not been previously issued. The Company adopted this guidance retrospectively to all periods presented as of December 31, 2016, which resulted in $36.5 million of current deferred income taxes as of December 31, 2015, being reclassified as noncurrent. As the accounting standard only impacted presentation, the new standard did not have an impact on the Company's financial position, results of operations, or cash flows.
In March 2016, the FASB amended the existing accounting guidance related to stock compensation. The amendment requires all income tax effects of awards to be recognized in the income statement when awards vest and allows a choice to account for forfeitures on an estimated or actual basis. There is also a requirement to present excess income tax benefits as an operating activity on the statement of cash flows. Effective January 1, 2017, the Company adopted the amendment requiring recognition of excess tax benefits and tax deficiencies in the income statement prospectively and the impact to the consolidated statement of operations for the first quarter of fiscal 2017. In addition, the Company elected to change its accounting policy to account for forfeitures when they occur for consistency with the U.S. government recovery accounting practices on a modified retrospective basis. The Company also elected to adopt the amendment related to the presentation of excess tax benefits within operating activities on the statement of cash flows, retrospectively.
Recently Issued Accounting Pronouncements
In May 2014, the FASB amended the existing accounting standards for revenue recognition. The amendments are based on the principle that revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The effective date of the new standard is for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The amendments may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of initial application. The Company plans to adopt the guidance during the first quarter of fiscal 2018, retrospectively with the cumulative effect recognized during that quarter (modified retrospective basis). The Company has developed a comprehensive implementation plan across all segments that include evaluating the impact of the new guidance on existing contracts, and updating impacted accounting policies, processes, controls and systems. The Company expects the primary impact of the new guidance will be a change in the timing of when revenue is recognized on certain fixed price and cost reimbursable type contracts. The new guidance prescribes that an entity recognizes revenue when (or as) it satisfies a performance obligation by transferring a promised good or service to a customer. A good or service is transferred when (or as) the customer obtains control of that asset. Under this new guidance, the Company expects to discontinue the use of the unit-of-delivery method on certain customer contracts and remeasure progress toward completion using the cost-to-cost method. The unit-of-delivery method totaled 44% of net sales for the first nine months of fiscal 2017. The Company expects the adoption of this new standard will have a material impact on net sales recognized in any given fiscal year and a material impact on the amount reported for contract backlog. The adoption will also result in the reclassification of contract related assets on the consolidated balance sheet.
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

Note 2. Income (Loss) Per Share of Common Stock
A reconciliation of the numerator and denominator used to calculate basic and diluted income (loss) per share of common stock ("EPS") is presented in the following table:

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
	(In millions, except per share amounts)
Numerator:
Net income (loss)	$12.6	$(11.1)	$42.8	$(0.1)
Income allocated to participating securities	(0.3)	—	(0.9)	—
Net income (loss) for basic earnings per share	12.3	(11.1)	41.9	(0.1)
Interest on 4 1/16% Convertible Subordinated Debentures (“4 1/16% Debentures”)	—	—	0.1	—
Net income (loss) for diluted earnings per share	$12.3	$(11.1)	$42.0	$(0.1)
Denominator:
Basic weighted average shares	73.5	67.0	72.8	64.6
Effect of:
4 1/16% Debentures	—	—	0.1	—
2.25% Convertible Senior Notes ("2 1/4% Notes") (1)	0.3	—	—	—
Employee stock options and stock purchase plan	0.1	—	0.1	—
Diluted weighted average shares	73.9	67.0	73.0	64.6
Basic and Diluted
Net income (loss) per share	$0.17	$(0.17)	$0.57	$—
_______
(1) The Company's 2 1/4% Notes were not included in the computation of diluted EPS for the first nine months of fiscal 2017 because the average market price of the common stock did not exceed the conversion price and the Company only expects the conversion premium for the 2 1/4% Notes to be settled in common shares.
The following table sets forth the potentially dilutive securities excluded from the computation because their effect would have been anti-dilutive:

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
	(In millions)
4 1/16% Debentures	—	5.8	—	8.0
Employee stock options and stock purchase plan	—	0.1	—	0.1
Unvested restricted shares	1.6	1.5	1.6	1.4
Total potentially dilutive securities	1.6	7.4	1.6	9.5

Note 3. Stock-Based Compensation
Total stock-based compensation expense by type of award was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
	(In millions)
Stock appreciation rights	$8.3	$(0.3)	$10.7	$1.6
Stock options	0.3	0.3	1.0	0.6
Restricted shares, service based	0.9	0.9	3.3	2.5
Restricted shares, performance based	1.3	1.3	5.7	2.7
Employee stock purchase plan	0.2	0.1	0.5	0.3
Total stock-based compensation expense	$11.0	$2.3	$21.2	$7.7

Stock-based compensation in the first nine months of fiscal 2017 includes expenses associated with the accelerated vesting of stock awards to a former executive officer and the August 2016 stock award granted to the Executive Chairman that vests according to the attainment of share prices ranging from $22 per share to $27 per share of the Company's common stock. In addition, the third quarter of fiscal 2017 includes a significant increase in the fair value of the stock appreciation rights.
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

		Fair value measurement at September 30, 2017
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In millions)
Money market funds	$122.1	$122.1	$—	$—
		Fair value measurement at December 31, 2016
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In millions)
Money market funds	$328.5	$328.5	$—	$—
As of September 30, 2017, the carrying amounts of cash and cash equivalents and the grantor trust by investment type is as follows:

	Total	Cash and Cash Equivalents	Money Market Funds
	(In millions)
Cash and cash equivalents	$392.5	$277.3	$115.2
Grantor trust (included as a component of other current and noncurrent assets)	6.9	—	6.9
	$399.4	$277.3	$122.1
The carrying amounts of certain of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, accrued compensation, and other accrued liabilities, approximate fair value because of their short maturities.
The estimated fair value and principal amount for the Company’s outstanding debt is presented below:

	Fair Value		Principal Amount
	September 30, 2017	December 31, 2016	September 30, 2017	December 31, 2016
	(In millions)
Term loan	$375.0	$390.0	$375.0	$390.0
2 1/4% Notes	446.0	294.9	300.0	300.0
4 1/16% Debentures (1)	—	70.8	—	35.6
	$821.0	$755.7	$675.0	$725.6
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
b. Accounts Receivable

	September 30, 2017	December 31, 2016
	(In millions)
Billed	$145.4	$55.7
Unbilled	177.6	124.1
Reserve for overhead rate disallowance	(40.8)	(44.5)
Total receivables under long-term contracts	282.2	135.3
Other receivables	0.9	1.1
Accounts receivable	$283.1	$136.4
c. Inventories

	September 30, 2017	December 31, 2016
	(In millions)
Long-term contracts at average cost	$605.0	$551.9
Progress payments	(445.5)	(368.2)
Total long-term contract inventories	159.5	183.7
Total other inventories	1.3	1.4
Inventories	$160.8	$185.1
d. Other Current Assets, net

	September 30, 2017	December 31, 2016
	(In millions)
Recoverable from the U.S. government for acquisition related integration costs	$11.9	$11.9
Recoverable from the U.S. government for competitive improvement program obligations (see Note 10)	20.7	7.6
Prepaid expenses	17.0	16.5
Cost-share and other receivables, net	10.7	17.8
Income taxes receivable	5.1	26.8
Indemnification receivable from United Technologies Corporation, net	0.2	5.5
Other	5.4	5.6
Other current assets, net	$71.0	$91.7

e. Property, Plant and Equipment, net

	September 30, 2017	December 31, 2016
	(In millions)
Land	$71.2	$71.4
Buildings and improvements	317.0	304.2
Machinery and equipment	542.7	540.8
Construction-in-progress	20.5	30.4
	951.4	946.8
Less: accumulated depreciation	(601.8)	(580.8)
Property, plant and equipment, net	$349.6	$366.0
f. Other Noncurrent Assets, net

	September 30, 2017	December 31, 2016
	(In millions)
Recoverable from the U.S. government for conditional asset retirement obligations	$21.1	$20.3
Recoverable from the U.S. government for restructuring costs	27.1	12.8
Recoverable from the U.S. government for acquisition related integration costs	2.0	10.9
Recoverable from the U.S. government for competitive improvement program obligations (see Note 10)	22.9	1.3
Deferred financing costs	2.8	3.4
Grantor trusts	26.6	16.6
Income taxes receivable	10.7	10.8
Notes receivable, net	9.0	9.0
Other	4.5	5.1
Other noncurrent assets, net	$126.7	$90.2
g. Other Current Liabilities

	September 30, 2017	December 31, 2016
	(In millions)
Accrued compensation and employee benefits	$102.5	$105.7
Contract related liabilities	47.4	24.7
Competitive improvement program obligations (see Note 10)	21.3	7.6
Income taxes payable	0.3	2.1
Interest payable	2.2	4.1
Contract loss provisions	4.5	6.8
Other	14.4	16.8
Other current liabilities	$192.6	$167.8

h. Other Noncurrent Liabilities

	September 30, 2017	December 31, 2016
	(In millions)
Conditional asset retirement obligations	$40.3	$30.6
Pension benefits, non-qualified	17.1	17.5
Deferred compensation	31.1	19.8
Deferred revenue	12.8	13.3
Competitive improvement program obligations (see Note 10)	22.9	1.3
Uncertain income tax positions	24.4	28.4
Other	13.4	13.1
Other noncurrent liabilities	$162.0	$124.0
i. Accumulated Other Comprehensive Loss, Net of Income Taxes
Changes in accumulated other comprehensive loss by components, net of income taxes:

	Actuarial Losses, Net	Prior Service Credits, Net	Total
	(In millions)
December 31, 2016	$(303.2)	$0.2	$(303.0)
Amortization of actuarial losses and prior service credits, net of $18.5 million of income taxes	29.1	—	29.1
September 30, 2017	$(274.1)	$0.2	$(273.9)
j. Redeemable Common Stock
On May 30, 2017, the Company made a registered rescission offer to buy back unregistered shares from eligible Plan participants at the original purchase price plus interest, or to reimburse eligible Plan participants for losses they may have incurred if their shares had been sold. The registered rescission offer expired on June 30, 2017, and settlement payments of $3.5 million under the offer were completed in the third quarter of fiscal 2017 (see Note 13).
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
Note 5. Acquisition
On February 24, 2017, the Company closed on an agreement to purchase substantially all of the assets of Coleman Aerospace, a systems engineering and integration provider, from L3 Technologies, Inc. ("L3"). Coleman Aerospace operates now as a subsidiary of Aerojet Rocketdyne, Inc. and was renamed Aerojet Rocketdyne Coleman Aerospace, Inc. ("Coleman"). The acquisition builds upon and expands the Company’s capabilities in mission analysis and systems engineering, and increases its product portfolio to include vehicle integration for small-, medium- and intermediate-range ballistic missile targets and other small launch vehicles.
The aggregate consideration paid to L3 for the purchase of Coleman was $17.0 million, which included $15.0 million of cash paid at closing and a $2.0 million working capital adjustment paid in the third quarter of fiscal 2017. The Company incurred $1.0 million of expenses related to the acquisition of Coleman.
The preliminary purchase price allocation has been developed based on preliminary estimates of the fair value of the assets and liabilities of Coleman that the Company acquired. In addition, the allocation of the preliminary purchase price to acquired intangible assets is based on preliminary fair value estimates.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition date (in millions):

Current assets	$12.0
Property, plant and equipment	3.8
Total tangible assets acquired	15.8
Intangible assets acquired	4.2
Deferred income taxes	0.3
Total assets acquired	20.3
Liabilities assumed, current	(5.2)
Total identifiable net assets acquired	15.1
Goodwill (Consideration less total identifiable net assets acquired)	$1.9
The purchase price allocation resulted in the recognition of $1.9 million in goodwill, all of which is deductible for tax purposes and included within the Company’s Aerospace and Defense segment. Goodwill recognized from the acquisition primarily relates to the expected contributions of Coleman to the Company’s overall corporate strategy.
The estimated fair value of Coleman's intangible assets acquired included the following:

	Gross Carrying Amount (in millions)	Amortization Period (years)
Trade name	$0.5	8
Customer relationships	2.8	8
Developed technology	0.9	10
Total intangible assets	$4.2
The acquisition of Coleman was not considered a significant business combination.
Note 6. Income Taxes

	Nine months ended September 30,
	2017	2016
	(In millions)
Income tax provision (benefit)	$21.2	$(5.1)
In the first nine months of fiscal 2017, the income tax provision was at an effective tax rate less than the federal statutory rate primarily due to tax benefits attributable to the expiration of the statute of limitations, excess tax benefits from the exercise and vesting of stock-based compensation, and the revisions of estimated tax balances based on expected tax filings.
In the first nine months of fiscal 2016, the income tax benefit was at an effective tax rate greater than the federal statutory rate primarily due to tax benefits attributable to the expiration of the statute of limitations.
A valuation allowance is required when it is more-likely-than-not that all or a portion of deferred tax assets may not be realized. Assessing the need for a valuation allowance requires management to evaluate, on a quarterly basis, all available evidence, both positive and negative. As of September 30, 2017, the Company continues to believe that the weight of the positive evidence outweighed the negative evidence regarding the realization of its net deferred tax assets.
In the next twelve months, the Company believes it is reasonably possible that the unrecognized tax benefits could decrease by approximately $23.9 million as a result of the resolution of certain outstanding positions.
In the second quarter of fiscal 2017, the Company received a refund of $21.3 million from the Internal Revenue Service associated with federal taxes on deposit.

Note 7. Long-term Debt

	September 30, 2017	December 31, 2016
	(In millions)
Term loan, bearing interest at variable rates (rate of 3.24% as of September 30, 2017), maturing in June 2021	$375.0	$390.0
Unamortized deferred financing costs	(1.8)	(2.0)
Total senior debt	373.2	388.0
Senior convertible notes, bearing interest at 2.25% per annum, interest payments due in June and December, maturing in December 2023	300.0	300.0
Unamortized discount and deferred financing costs	(54.6)	(60.0)
Total convertible senior notes	245.4	240.0
Convertible subordinated debentures, bearing interest at 4.0625% per annum, interest payments due in June and December, maturing in December 2039	—	35.6
Total convertible subordinated notes	—	35.6
Total debt, net of unamortized discount and deferred financing costs	618.6	663.6
Less: Amounts due within one year	(22.4)	(55.6)
Total long-term debt, net of unamortized discount and deferred financing costs	$596.2	$608.0
Senior Credit Facility
On June 17, 2016, the Company entered into a new $750.0 million senior secured senior credit facility (the "Senior Credit Facility").  The Senior Credit Facility matures on June 17, 2021 and consists of (i) a $350.0 million revolving line of credit (the "Revolver") and (ii) a $400.0 million term loan (the "Term Loan").  Under the Revolver, up to an aggregate of $100.0 million is available for the issuance of letters of credit and up to an aggregate of $10.0 million is available for swingline loans. The Senior Credit Facility amends and replaces the prior $300.0 million credit facility which was set to mature in May 2019.
On the closing date, the Company borrowed $100.0 million of loans under the Revolver and used the proceeds to repay in full the $90.0 million of outstanding term loans under the prior credit facility, fees incurred for the Senior Credit Facility, and for general corporate purposes.  As of September 30, 2017, the Company had $375.0 million outstanding under the Term Loan, zero borrowings under the Revolver, and had issued $39.1 million letters of credit.
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
The Senior Credit Facility contains covenants requiring the Company to (i) maintain an interest coverage ratio (the "Consolidated Interest Coverage Ratio") of not less than 3.00 to 1.00 and (ii) maintain a Consolidated Net Leverage Ratio not to exceed (a) 4.00 to 1.00 for period ended September 30, 2017; (b) 3.75 to 1.00 for periods ending from December 31, 2017 through September 30, 2018; and (c) 3.50 to 1.00 for periods ending from December 31, 2018 thereafter, provided that the maximum leverage ratio for all periods shall be increased by 0.50 to 1.00 for two quarters after consummation of a qualified acquisition.
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

Financial Covenant	Actual Ratios as of September 30, 2017	Required Ratios
Consolidated Interest Coverage Ratio, as defined under the Senior Credit Facility	10.97 to 1.00	Not less than: 3.00 to 1.00
Consolidated Net Leverage Ratio, as defined under the Senior Credit Facility	2.47 to 1.00	Not greater than: 4.00 to 1.00
The Company was in compliance with its financial and non-financial covenants as of September 30, 2017.
2.25% Convertible Senior Notes
On December 14, 2016, the Company issued $300.0 million aggregate principal amount of 2¼% Notes in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended.
The Company separately accounted for the liability and equity components of the 2¼% Notes. The initial liability component of the 2¼% Notes was valued based on the present value of the future cash flows using an estimated borrowing rate at the date of the issuance for similar debt instruments without the conversion feature, which equals the effective interest rate of 5.8% on the liability component. The equity component, or debt discount, was initially valued equal to the principal value of the 2¼% Notes, less the liability component. The debt discount is being amortized as a non-cash charge to interest expense over the period from the issuance date through December 15, 2023.
The debt issuance costs of $5.8 million incurred in connection with the issuance of the 2¼% Notes were capitalized and bifurcated into deferred financing costs of $4.7 million and equity issuance costs of $1.1 million. The deferred financing costs are being amortized to interest expense from the issuance date through December 15, 2023.
The 2¼% Notes consisted of the following (in millions, except years, percentages, conversion rate, and conversion price):

	September 30, 2017	December 31, 2016
Carrying value, long-term	$245.4	$240.0
Unamortized discount and deferred financing costs	54.6	60.0
Principal amount	$300.0	$300.0
Carrying amount of equity component, net of equity issuance costs	$54.5	$54.5
Remaining amortization period (years)	6.3	7.0
Effective interest rate	5.8%	5.8%
Conversion rate (shares of common stock per $1,000 principal amount)	38.4615	38.4615
Conversion price (per share of common stock)	$26.00	$26.00
Based on the Company's closing stock price of $35.01 on September 30, 2017, the if-converted value of the 2¼% Notes exceeded the aggregate principal amount of the 2¼% Notes by $104.0 million.
The following table presents the interest expense components for the 2¼% Notes for the first nine months of fiscal 2017 (in millions):

Interest expense-contractual interest	$5.1
Interest expense-amortization of debt discount	5.0
Interest expense-amortization of deferred financing costs	0.4
$10.5
4.0625% Convertible Subordinated Debentures
As of September 30, 2017, the Company fully redeemed the outstanding principal amount of its 4 1/16% Debentures. In December 2016, the Company notified holders of its 4 1/16% Debentures that the Company would redeem, on February 3, 2017, all of their 4 1/16% Debentures at a purchase price equal to 100% of the principal amount of the 4 1/16% Debentures to be redeemed, plus any accrued and unpaid interest. In January 2017, $35.6 million of the 4 1/16% Debentures (the entire amount outstanding as of December 31, 2016) were converted to 3.9 million shares of common stock.

Note 8. Commitments and Contingencies
a. Capital Lease Commitments
In September 2017, the Company entered into an agreement to lease 122,000-square feet of office space in Huntsville, Alabama. The term of the lease is twenty years and is expected to commence in March 2018 resulting in an estimated financial commitment of $48.8 million representing a present value of $25.1 million. The lease obligation over the next five fiscal years is as follows: zero in fiscal 2017, $1.2 million in fiscal 2018, and approximately $2.0 million each year for fiscal 2019 through fiscal 2021.
In October 2017, the Company entered into an agreement to lease a new 136,000-square-foot advanced manufacturing facility located in Huntsville, Alabama. The term of the lease is thirty-one years and is expected to commence in December 2018 resulting in an estimated financial commitment of $32.8 million representing a present value of $21.0 million. The lease obligation over the next five fiscal years is as follows: zero in fiscal 2017, $0.9 million in fiscal 2018, and $1.6 million each year for fiscal 2019 through fiscal 2021.
b. Legal Matters
The Company and its subsidiaries are subject to legal proceedings, including litigation in U.S. federal and state courts, which arise out of, and are incidental to, the ordinary course of the Company’s on-going and historical businesses. The Company is also subject from time to time to suits under the U.S. federal False Claims Act, known as “qui tam” actions, and to governmental investigations by federal and state agencies. The Company cannot predict the outcome of such proceedings with any degree of certainty. Loss contingency provisions are recorded for probable losses at management’s best estimate of a loss, or when a best estimate cannot be made, a minimum loss contingency amount is recorded. These estimates are often initially developed substantially earlier than when the ultimate loss is known, and are refined each quarterly reporting period as additional information becomes available. For legal settlements where the cash payments are fixed and determinable, the Company will estimate an interest factor and discount the liability accordingly.
Asbestos Litigation
The Company has been, and continues to be, named as a defendant in lawsuits alleging personal injury or death due to exposure to asbestos in building materials, products, or in manufacturing operations. The majority of cases are pending in Texas and Illinois. There were 63 asbestos cases pending as of September 30, 2017.
Given the lack of any significant consistency to claims (i.e., as to product, operational site, or other relevant assertions) filed against the Company, the Company is generally unable to make a reasonable estimate of the future costs of pending claims or unasserted claims. As of September 30, 2017, the Company has accrued an immaterial amount related to pending claims.
Inflective, Inc. (“Inflective”) Litigation
On December 18, 2014, Inflective filed a complaint against Aerojet Rocketdyne and Kathleen E. Redd, individually, in the Superior Court of the State of California, Sacramento County, Inflective, Inc. v Aerojet Rocketdyne, Inc., Kathleen E. Redd, et al, Case No. 34-2014-00173068. Inflective asserted in the complaint causes for breach of contract, breach of implied contract, false promise, inducing breach of contract, intentional interference with contractual relations, negligent interference with prospective economic relations, and intentional interference with prospective economic relations and sought compensatory damages in excess of $3.0 million, punitive damages, interest and attorney’s costs. The complaint arose out of the Company’s implementation of ProjectOne, a company-wide enterprise resource planning (“ERP”) system, for which Inflective had been a consultant to the Company. After a series of motions and demurrers over nearly two years in which the Court dismissed the claims against Ms. Redd and certain claims against the Company, the Company entered into a settlement of the litigation with Inflective during the second quarter of fiscal 2017 and the case was dismissed with prejudice. The terms of the settlement are not material to the Company’s financial statements.
Separately, Satish Rachaiah, a former consultant on ProjectOne (working for Inflective), attempted to intervene in the action and assert claims against Aerojet Rocketdyne arising out of Aerojet Rocketdyne’s alleged interference with his employment with Inflective.  Aerojet Rocketdyne opposed intervention, and the Court ultimately denied Mr. Rachaiah’s motion to intervene.  On December 30, 2015, Rachaiah filed a separate lawsuit in the Superior Court of the State of California, Sacramento County, Satish Rachaiah v. Aerojet Rocketdyne, Inc., Case No. 34-2015-00188516. The Company received the complaint on April 7, 2016, and an amended complaint was served on June 17, 2016.  Rachaiah asserted the same claims in the complaint as attempted when he tried to intervene.  On June 3, 2016, the Court granted Rachaiah’s motion to consolidate the case with the Inflective litigation, finding that the two cases involve common parties, witnesses, legal issues and facts.  Aerojet Rocketdyne filed a demurrer to Rachaiah’s first amended complaint on July 22, 2016.  On September 26, 2016, the Court granted the demurrer in part and overruled it in part, dismissing the plaintiff’s claims for intentional and negligent interference with prospective economic relations with leave to amend.  On October 6, 2016, Rachaiah filed a second amended complaint, once again asserting claims for intentional and negligent interference with prospective economic relations. Aerojet

Rocketdyne filed its answer to the second amended complaint on November 11, 2016. Discovery is in process. No liability for the Rachaiah matter has been recorded by the Company as of September 30, 2017.
Socorro
On May 12, 2015, a complaint for personal injuries, loss of consortium and punitive damages was filed by James Chavez, Andrew Baca, and their respective spouses, against Aerojet Rocketdyne and the Board of Regents of New Mexico Tech in the Seventh Judicial District, County of Socorro, New Mexico, James Chavez, et al., vs. Aerojet Rocketdyne, Inc., et al., Case No. D725CV201500047. Messrs. Chavez and Baca were employees of Aerotek, a contractor to Aerojet Rocketdyne, who were injured when excess energetic materials being managed by the Energetic Materials Research and Testing Center, a research division of New Mexico Tech, ignited in an unplanned manner. The complaint alleges causes of action based on negligence and negligence per se, strict liability, and willful, reckless and wanton conduct against Aerojet Rocketdyne, and seeks unspecified compensatory and punitive damages. The Company has filed its answer and discovery has commenced. Trial is scheduled for February 5, 2018. No liability for this matter has been recorded by the Company as of September 30, 2017.
Occupational Safety
On January 16, 2015, the Company received a notice that the State of California, Division of Occupational Safety & Health (“Cal\OSHA”), Bureau of Investigation (“BOI”) is conducting an investigation into an accident that occurred at the Rancho Cordova facility in November 2013.  The accident involved the deflagration of solid rocket propellant following a remote cutting operation and resulted in injuries to two employees, one of whom ultimately died from his injuries. Cal\OSHA issued nine citations relating to the accident with penalties of approximately $0.1 million, all of which the Company has appealed. The BOI is the criminal investigatory arm of Cal\OSHA and is required by law to investigate any occupational fatality to determine if criminal charges will be recommended. In August 2016, the BOI advised that it had completed its investigation and the criminal aspect of the case was closed. Pre-hearing conferences on the Company’s appeal of the citations were held on May 22, 2017 and September 11, 2017.  The judge will likely set a hearing date for early 2018.
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
c. Environmental Matters
The Company is involved in approximately forty environmental matters under the Comprehensive Environmental Response Compensation and Liability Act, the Resource Conservation Recovery Act, and other federal, state, local, and foreign laws relating to soil and groundwater contamination, hazardous waste management activities, and other environmental matters at some of its current and former facilities. The Company is also involved in a number of remedial activities at third party sites, not owned by the Company, where it is designated a potentially responsible party (“PRP”) by either the U.S. Environmental Protection Agency ("EPA") and/or a state agency. In many of these matters, the Company is involved with other PRPs. In some instances, the Company’s liability and proportionate share of costs have not been determined largely due to uncertainties as to the nature and extent of site conditions and the Company’s involvement. While government agencies frequently claim PRPs are jointly and severally liable at such sites, in the Company’s experience, interim and final allocations of liability and costs are generally made based on relative contributions of waste or contamination. Anticipated costs associated with environmental remediation that are probable and estimable are accrued. In cases where a date to complete remedial activities at a particular site cannot be determined by reference to agreements or otherwise, the Company projects costs over an appropriate time period not exceeding fifteen years. In such cases, generally the Company does not have the ability to reasonably estimate environmental remediation costs that are beyond this period. Factors that could result in changes to the Company’s estimates include completion of current and future soil and groundwater investigations, new claims, future agency demands, discovery of more or less contamination than expected, discovery of new contaminants, modification of planned remedial actions, changes in estimated time required to remediate, new technologies, and changes in laws and regulations.
As of September 30, 2017, the aggregate range of these anticipated environmental costs was $334.4 million to $496.4 million and the accrued amount was $334.4 million. See Note 8(d) for a summary of the environmental reserve activity. Of these accrued liabilities, approximately 99% relates to the Company’s U.S. government contracting business and a portion of this liability is recoverable. The significant environmental sites are discussed below. The balance of the accrued liabilities, which are not recoverable from the U.S. government, relate to other sites for which the Company’s obligations are probable and estimable.
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
Following completion of the five-year review, the EPA required Aerojet Rocketdyne to conduct a vapor intrusion evaluation of several of its Sacramento facility buildings, and off-site businesses and residences.  The evaluation was conducted to determine whether and to what extent volatile organic compounds, such as trichloroethylene, may be present in indoor air or in soil at concentrations that exceed EPA thresholds that would require some type of mitigation. Sample results in two buildings resulted in short-term responses, including efforts to increase air flow and prevent vapors from entering the buildings.  Off-site soil gas sampling did not identify trichloroethylene concentrations that warranted indoor air monitoring of residences or commercial buildings.  A second phase of indoor air sampling which includes resampling a subset of the on-site buildings sampled in the first phase and off-site soil gas sampling, as determined by EPA, began in September 2017.
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
As of September 30, 2017, the estimated range of anticipated costs discussed above for the Sacramento, California site was $202.3 million to $320.3 million and the accrued amount was $202.3 million included as a component of the Company’s environmental reserves. Expenditures associated with this matter are partially recoverable. See Note 8(d) below for further discussion on recoverability.
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
As of September 30, 2017, the estimated range of anticipated costs was $119.1 million to $155.5 million and the accrued amount was $119.1 million included as a component of the Company’s environmental reserves. Expenditures associated with this matter are partially recoverable. See Note 8(d) below for further discussion on recoverability.
Wabash, Indiana Site
As part of the Company's automotive business that was divested in 2004, the Company owned and operated a former rubber processing plant in Wabash, Indiana from 1937 to 2004. Pursuant to a request from the Indiana Department of Environmental Management (“IDEM”), the Company conducted an initial site investigation of the soil and groundwater at the site and a report was submitted to IDEM. By letter of June 11, 2014, IDEM directed the Company to conduct additional investigation of the site, including a vapor intrusion investigation in areas in and around the site where trichloroethylene levels in groundwater were found to exceed screening levels for vapor intrusion. Vapor mitigation systems were installed in one residence and one business where indoor air screening levels were exceeded. The Company acquired a separate residence in August 2016 where indoor air screening levels were exceeded and a mitigation system was not economically feasible. The Company anticipates donating the property to the City of Wabash for use in connection with a city park.  The Company conducted further investigations of the site in accordance with the IDEM request and approved work plan. The Company met with IDEM on May 24, 2016, to present the results of the further investigation and IDEM requested the Company to submit a remedial action plan. The remedial action plan was submitted in January 2017 and approved by IDEM in March 2017. The work plan focuses on periodic monitoring and specific plans for long term remedial actions for on-site soils which will be deferred until City of Wabash access has been secured and a redevelopment plan is in place. The Company sent demands to other former owners/operators of the site to participate in the site work, but they declined to participate. As of September 30, 2017, the estimated range of the Company's share of anticipated costs for the Wabash, Indiana site was $0.4 million to $0.7 million and the accrued amount was $0.4 million. None of the expenditures related to this matter are recoverable from the U.S. government.
d. Environmental Reserves and Estimated Recoveries
Environmental Reserves
The Company reviews on a quarterly basis estimated future remediation costs and has an established practice of estimating environmental remediation costs over a fifteen year period, except for those environmental remediation costs with a specific contractual term. Environmental liabilities at the BPOU site are currently estimated through the term of the new project agreement. As the period for which estimated environmental remediation costs lengthens, the reliability of such estimates decreases. These estimates consider the investigative work and analysis of engineers, outside environmental consultants, and the advice of legal staff regarding the status and anticipated results of various administrative and legal proceedings. In most cases, only a range of reasonably possible costs can be estimated. In establishing the Company’s reserves, the most probable estimate is used when determinable; otherwise, the minimum amount is used when no single amount in the range is more probable. Accordingly, such estimates can change as the Company periodically evaluates and revises these estimates as new information becomes available. The Company cannot predict whether new information gained as projects progress will affect the estimated liability accrued. The timing of payment for estimated future environmental costs is influenced by a number of factors such as the regulatory approval process, and the time required designing, constructing, and implementing the remedy.
A summary of the Company’s environmental reserve activity is shown below:

	Aerojet Rocketdyne- Sacramento	Aerojet Rocketdyne- BPOU	Other Aerojet Rocketdyne Sites	Total Aerojet Rocketdyne	Other (1)	Total Environmental Reserve
	(In millions)
December 31, 2016	$210.1	$126.8	$8.5	$345.4	$4.3	$349.7
Additions	9.7	3.1	0.9	13.7	0.6	14.3
Expenditures	(17.5)	(10.8)	(1.0)	(29.3)	(0.3)	(29.6)
September 30, 2017	$202.3	$119.1	$8.4	$329.8	$4.6	$334.4
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
Estimated Recoveries
On January 12, 1999, Aerojet Rocketdyne and the U.S. government implemented the October 1997 Agreement in Principle (“Global Settlement”) resolving certain prior environmental and facility disagreements, with retroactive effect to December 1, 1998. Under the Global Settlement, Aerojet Rocketdyne and the U.S. government resolved disagreements about an appropriate cost-sharing ratio with respect to the clean-up costs of the environmental contamination. The Global Settlement cost-sharing ratio does not have a defined term over which costs will be recovered. Additionally, in conjunction with the sale of the EIS business in 2001, Aerojet Rocketdyne entered into an agreement with Northrop (the “Northrop Agreement”) whereby Aerojet Rocketdyne is reimbursed by Northrop for a portion of environmental expenditures eligible for recovery under the Global Settlement, subject to an annual billing limitation of $6.0 million and a cumulative limitation of $189.7 million. The cumulative expenditure limitation of $189.7 million was reached in the second quarter of fiscal 2017. A summary of the Northrop Agreement activity is shown below (in millions):

Total reimbursable costs under the Northrop Agreement	$189.7
Amount reimbursed to the Company through September 30, 2017	(123.7)
Potential future cost reimbursements available	66.0
Less: Receivable from Northrop included in the unaudited condensed consolidated balance sheet as of September 30, 2017	(66.0)
Potential future recoverable amounts available under the Northrop Agreement	$—
Most of the environmental remediation costs are incurred by the Company's Aerospace and Defense segment, and certain of these costs are allowable to be included in the Company's contracts with the U.S. government. Excluding the receivable from Northrop of $66.0 million, the Company currently estimates approximately 24% of its future Aerospace and Defense segment environmental remediation costs will not likely be reimbursable and are expensed.
Allowable environmental remediation costs are charged to the Company’s contracts as the costs are incurred. Because these costs are recovered through forward-pricing arrangements, the ability of Aerojet Rocketdyne to continue recovering these costs from the U.S. government depends on Aerojet Rocketdyne’s sustained business volume under U.S. government contracts and programs.
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

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
	(In millions)
Estimated recoverable amounts under U.S. government contracts	$4.4	$53.7	$12.1	$60.0
Expense to unaudited condensed consolidated statement of operations	0.5	16.4	2.2	16.9
Total environmental reserve adjustments	$4.9	$70.1	$14.3	$76.9
Note 9. Arrangements with Off-Balance Sheet Risk
As of September 30, 2017, arrangements with off-balance sheet risk consisted of:

•	$39.1 million in outstanding commercial letters of credit, the majority of which may be renewed, primarily to collateralize obligations for environmental remediation and insurance coverage.

•	$55.4 million in outstanding surety bonds to primarily satisfy indemnification obligations for environmental remediation coverage.

•	Up to $120.0 million aggregate in guarantees by the Company of Aerojet Rocketdyne’s obligations to U.S. government agencies for environmental remediation activities.

•	Guarantees, jointly and severally, by the Company’s material domestic subsidiaries of their obligations under the Senior Credit Facility.
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
Additionally, the Company issues purchase orders to suppliers for equipment, materials, and supplies in the normal course of business. These purchase commitments are generally for volumes consistent with anticipated requirements to fulfill purchase orders or contracts for product deliveries received, or expected to be received, from customers and would be subject to reimbursement if a cost-plus contract is terminated. During the third quarter of fiscal 2017, the Company outsourced certain information technology and cyber security functions resulting in a significant financial commitment over the next five years.
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

Note 10. Cost Reduction Plans
During fiscal 2015, the Company initiated the first phase ("Phase I") of the competitive improvement program (the "CIP”) comprised of activities and initiatives aimed at reducing costs in order for the Company to continue to compete successfully. Phase I is composed of three major components: (i) facilities optimization and footprint reduction; (ii) product affordability; and (iii) reduced administrative and overhead costs. On April 6, 2017, the Board of Directors approved the second phase (“Phase II”) of the Company’s previously announced CIP. Pursuant to Phase II, the Company plans to expand its CIP and further consolidate its Sacramento, California, and Gainesville, Virginia sites, while centralizing and expanding its existing presence in Huntsville, Alabama. The Company currently estimates that it will incur restructuring and related costs of the Phase I and II programs of approximately $235.1 million (including approximately $60.5 million of capital expenditures). The Company has incurred $71.6 million of such costs through September 30, 2017, including $29.8 million in capital expenditures. A summary of the Company's liabilities related to Phase I and II activity is shown below:

	Severance	Retention	Total
	(In millions)
December 31, 2016	$6.8	$2.1	$8.9
Accrual	33.3	4.3	37.6
Payments	(2.0)	(0.3)	(2.3)
September 30, 2017	$38.1	$6.1	$44.2
The costs associated with Phase I and II will be a component of the Company’s U.S. government forward pricing rates, and therefore, will be recovered through the pricing of the Company’s products and services to the U.S. government. In addition to the employee-related Phase I and II obligations, the Company incurred non-cash accelerated depreciation expense of $3.5 million and $0.6 million in the first nine months of fiscal 2017 and 2016, respectively, associated with changes in the estimated useful lives of long-lived assets.
Note 11. Retirement Benefits
Pension Benefits
The Company's defined benefit pension plan future benefit accrual was discontinued in fiscal 2009. As of the last measurement date of December 31, 2016, the assets, projected benefit obligations, and unfunded pension obligation for the tax-qualified pension plans were approximately $925.1 million, $1,492.1 million, and $548.2 million, respectively.
The Company expects to make cash contributions of $75.8 million to its tax-qualified defined benefit pension plan in fiscal 2017 of which $34.0 million is expected to be recoverable from its U.S. government contracts in fiscal 2017 with the remaining $41.8 million expected to be recoverable from its U.S. government contracts in the future. The Company has funded $67.0 million to its tax-qualified defined benefit pension plan in the first nine months of fiscal 2017 and in the fourth quarter of fiscal 2017 expects to fund $8.8 million. The Company generally is able to recover cash contributions related to its tax-qualified defined benefit pension plan as allowable costs on U.S. government contracts, but there can be differences between when the Company contributes cash to its tax-qualified defined benefit pension plan under pension funding rules and recovers the costs under the U.S. government Cost Accounting Standards.
On October 17, 2017, the Company's tax-qualified defined benefit pension plan purchased non-participating annuity contracts in the amount of $34.7 million for approximately 2,800 participants which will reduce future service costs of the pension plan.
The funded status of the Company's tax-qualified pension plan may be adversely affected by the investment experience of the plan's assets, by any changes in U.S. law and by changes in the statutory interest rates used by tax-qualified pension plans in the U.S. to calculate funding requirements. Accordingly, if the performance of the plan's assets does not meet assumptions, if there are changes to the Internal Revenue Service regulations or other applicable law, or if other actuarial assumptions are modified, future contributions to the underfunded pension plans could be higher than the Company expects.
Medical and Life Insurance Benefits
The Company provides medical and life insurance benefits to certain eligible retired employees, with varied coverage by employee group. Generally, employees hired after January 1, 1997, are not eligible for retiree medical and life insurance benefits. The medical benefit plan provides for cost sharing between the Company and its retirees in the form of retiree contributions, deductibles, and coinsurance. Medical and life insurance benefit obligations are unfunded. Medical and life insurance benefit cash payments for eligible retired employees are recoverable from the Company’s U.S. government contracts.
Components of retirement benefit expense (benefit) are:

	Pension Benefits		Postretirement Medical and Life Insurance Benefits
	Three months ended September 30,
	2017	2016	2017	2016
	(In millions)
Service cost	$3.7	$3.6	$—	$—
Interest cost on benefit obligation	14.4	16.0	0.4	0.5
Assumed return on plan assets	(16.1)	(17.5)	—	—
Amortization of prior service credits	—	—	—	(0.3)
Recognized net actuarial losses (gains)	17.0	15.9	(1.1)	(0.9)
Retirement benefit expense (benefit)	$19.0	$18.0	$(0.7)	$(0.7)

	Pension Benefits		Postretirement Medical and Life Insurance Benefits
	Nine months ended September 30,
	2017	2016	2017	2016
	(In millions)
Service cost	$11.2	$10.5	$—	$—
Interest cost on benefit obligation	43.2	48.1	1.1	1.4
Assumed return on plan assets	(48.4)	(52.6)	—	—
Amortization of prior service credits	0.1	0.1	(0.1)	(0.9)
Recognized net actuarial losses (gains)	50.9	47.8	(3.1)	(2.7)
Retirement benefit expense (benefit)	$57.0	$53.9	$(2.1)	$(2.2)
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
Customers that represented more than 10% of net sales for the periods presented were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Lockheed Martin Corporation	24%	25%	22%	29%
United Launch Alliance	22%	24%	22%	21%
NASA	19%	14%	19%	14%
Raytheon Company	15%	22%	15%	19%
The Company's sales to each of the major customers listed above involve several product lines and programs.
Sales to the U.S. government and its agencies, including sales to the Company’s significant customers discussed above, were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Percentage of net sales	94%	92%	93%	91%

Selected financial information for each operating segment is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
	(In millions)
Net Sales:
Aerospace and Defense	$482.5	$462.2	$1,344.2	$1,224.3
Real Estate	1.6	1.6	4.8	4.8
Total Net Sales	$484.1	$463.8	$1,349.0	$1,229.1
Segment Performance:
Aerospace and Defense	$53.5	$46.4	$151.6	$122.3
Environmental remediation provision adjustments	(0.5)	(16.4)	(1.6)	(16.8)
Retirement benefits, net (1)	(6.4)	(5.6)	(14.4)	(16.8)
Unusual items	0.1	(0.2)	2.0	—
Aerospace and Defense Total	46.7	24.2	137.6	88.7
Real Estate	0.5	0.8	2.1	2.5
Total Segment Performance	$47.2	$25.0	$139.7	$91.2
Reconciliation of segment performance to income (loss) before income taxes:
Segment performance	$47.2	$25.0	$139.7	$91.2
Interest expense	(7.7)	(5.9)	(22.9)	(27.4)
Interest income	1.0	0.1	2.3	0.4
Stock-based compensation expense	(11.0)	(2.3)	(21.2)	(7.7)
Corporate retirement benefits	(5.0)	(4.8)	(15.0)	(14.2)
Corporate and other expense, net	(5.9)	(3.3)	(17.9)	(13.0)
Unusual items	—	(34.1)	(1.0)	(34.5)
Income (loss) before income taxes	$18.6	$(25.3)	$64.0	$(5.2)
_____
(1) Retirement benefits are net of cash funding to the Company's tax-qualified defined benefit pension plan which are recoverable costs under the Company's U.S. government contracts. The Company's recoverable tax-qualified pension costs in the third quarter and first nine months of fiscal 2017 totaled $6.9 million and $25.5 million, respectively. The Company's recoverable tax-qualified pension costs in the third quarter and first nine months of fiscal 2016 totaled $6.9 million and $20.7 million, respectively.
Note 13. Unusual Items
Total unusual items, comprised of a component of other expense, net and loss on debt in the unaudited condensed consolidated statements of operations, was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
	(In millions)
Unusual items
Legal related matters	$(0.1)	$0.2	$(2.0)	$—
Loss on debt	—	34.1	—	34.5
Acquisition costs	—	—	1.0	—
	$(0.1)	$34.3	$(1.0)	$34.5
Fiscal 2017 activity:
The Company recorded $2.0 million of realized gains, net of interest associated with the failure to register with the SEC the issuance of certain of the Company’s common shares under the defined contribution 401(k) employee benefit plan (see Note 4(j)).
The Company recorded $1.0 million of costs related to the acquisition of Coleman (see Note 5).

Fiscal 2016 activity:
On July 18, 2016, the Company redeemed $460.0 million principal amount of its 7.125% Second-Priority Senior Secured Notes ("7 1/8% Notes"), representing all of the outstanding 7 1/8% Notes, at a redemption price equal to 105.344% of the principal amount, plus accrued and unpaid interest. The Company incurred a pre-tax charge of $34.1 million in the third quarter of fiscal 2016 associated with the extinguishment of the 7 1/8% Notes. The $34.1 million pre-tax charge was comprised of $24.6 million paid in excess of the par value and $9.5 million associated with the write-off of unamortized deferred financing costs. The Company funded the redemption in part through a $400.0 million drawdown from its Term Loan facility.
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
The preparation of the consolidated financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates. In addition, since our operating cycle is primarily based on long-term contracts with various delivery schedules, our operating results for interim periods may not be indicative of the results of operations for a full year or future periods. This section contains a number of forward-looking statements, all of which are based on current expectations and are subject to risks and uncertainties including those described in this Quarterly Report under the heading “Forward-Looking Statements.” Actual results may differ materially. This section should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 and periodic reports subsequently filed with the Securities and Exchange Commission (“SEC”).
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
A summary of the significant financial highlights for the third quarter of fiscal 2017 which management uses to evaluate our operating performance and financial condition is presented below.

•	Net sales for the third quarter of fiscal 2017 totaled $484.1 million compared with $463.8 million for the third quarter of fiscal 2016.

•
Net income for the third quarter of fiscal 2017 was $12.6 million, or $0.17 diluted income per share, compared with a net loss of $(11.1) million, or $(0.17) loss per share, for the third quarter of fiscal 2016.

•	Adjusted EBITDAP (Non-GAAP measure*) for the third quarter of fiscal 2017 was $55.2 million compared with $40.6 million for the third quarter of fiscal 2016.

•
Segment performance before environmental remediation provision adjustments, retirement benefits, net, and unusual items (Non-GAAP measure*) was $54.0 million for the third quarter of fiscal 2017, compared with $47.2 million for the third quarter of fiscal 2016.

•	Cash used in operating activities in the third quarter of fiscal 2017 totaled $(11.8) million compared with $45.1 million of cash provided by operating activities in the third quarter of fiscal 2016.

•	Total funded backlog as of September 30, 2017 was $2.1 billion compared with $2.3 billion as of December 31, 2016.
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
Sales to the U.S. government and its agencies, including sales to our significant customers disclosed below, were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Percentage of net sales	94%	92%	93%	91%
The RS-25 program, which is comprised of several contracts and included in U.S. government sales, represented 16% and 13% of net sales for the third quarter of fiscal 2017 and 2016, respectively. In addition, the RS-25 program represented 16% and 12% of net sales for the first nine months of fiscal 2017 and 2016, respectively. The Terminal High Altitude Area Defense (“THAAD”) program, which is comprised of several contracts and included in U.S. government sales, was less than 10% of net sales for the third quarter and first nine months of fiscal 2017. The THAAD program represented 13% and 14% of net sales for the third quarter and first nine months of fiscal 2016, respectively. The Standard Missile program, which is comprised of several contracts and included in U.S. government sales, was less than 10% of net sales for the third quarter and first nine months of fiscal 2017. The Standard Missile program represented 12% and 10% of net sales for the third quarter and first nine months of fiscal 2016, respectively.
Customers that represented more than 10% of net sales for the periods presented were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Lockheed Martin Corporation	24%	25%	22%	29%
United Launch Alliance	22%	24%	22%	21%
NASA	19%	14%	19%	14%
Raytheon Company	15%	22%	15%	19%
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
Congress was not able to pass full year appropriations for either DoD or NASA prior to the start of GFY 2017 on October 1, 2016, necessitating a short-term Continuing Resolution (“CR”) into December 2016.  After the 2016 U.S. Presidential Election in November 2016, Congress passed another CR into mid-2017 to allow the new Administration an opportunity to shape federal spending.  On May 5, 2017, President Trump signed into law the Consolidated Appropriations Act of 2017, an omnibus appropriations bill for GFY 2017, including appropriations for DoD and NASA; however, the delayed completion of the GFY2017 spending bills resulted in a delay to the release of the President’s Budget Request for GFY2018.  With a truncated legislative cycle, Congress was unable to pass GFY 2018 bills before October 1, 2017, necessitating another CR through December 8, 2017.
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
Competitive Improvement Program
During fiscal 2015, we initiated the first phase ("Phase I") of the CIP comprised of activities and initiatives aimed at reducing costs in order for us to continue to compete successfully. Phase I is composed of three major components: (i) facilities optimization and footprint reduction; (ii) product affordability; and (iii) reduced administrative and overhead costs. On April 6, 2017, the Board of Directors approved the second phase (“Phase II”) of our previously announced CIP. Pursuant to Phase II, our plans are to expand CIP and further consolidate our Sacramento, California, and Gainesville, Virginia sites, while centralizing and expanding our existing presence in Huntsville, Alabama.
When fully implemented, we anticipate that the CIP will result in annual cost reductions as follows (in millions):

Annual cost reductions related to Phase I (expected during 2019)	$145.0
Annual cost reductions related to Phase II (expected during 2021)	85.0
Total annual cost reductions	$230.0
We currently estimate that we will incur restructuring and related costs of the Phase I and II programs of approximately $235.1 million (including approximately $60.5 million of capital expenditures). We have incurred $71.6 million through September 30, 2017, including $29.8 million in capital expenditures.
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
A summary of our recoverable amounts, environmental reserves, and estimated range of liability as of September 30, 2017 is presented below:

	Recoverable Amounts (1)	Environmental Reserves	Estimated Range of Liability
	(In millions)
Sacramento	$153.1	$202.3	$202.3 - $320.3
Baldwin Park Operable Unit	90.1	119.1	119.1 - 155.5
Other Aerojet Rocketdyne sites	8.4	8.4	8.4 - 14.3
Other sites	0.6	4.6	4.6 - 6.3
Total	$252.2	$334.4	$334.4 - $496.4
_____

(1)
Excludes the receivable from Northrop Grumman Corporation (“Northrop”) of $66.0 million as of September 30, 2017 related to environmental costs already paid (and therefore not reserved) by the Company in prior years and reimbursable under our agreement with Northrop.

Most of our environmental costs are incurred by our Aerospace and Defense segment, and certain of these future costs are allowable to be included in our contracts with the U.S. government. The cumulative expenditure limitation under our agreement with Northrop was reached in the second quarter of fiscal 2017. See Note 8(c) and (d) of the Notes to Unaudited Condensed Consolidated Financial Statements.
Capital Structure
We have a substantial amount of debt for which we are required to make interest and principal payments. Interest on long-term financing is not a recoverable cost under our U.S. government contracts. Debt outstanding is presented below:

	September 30, 2017	December 31, 2016
	(In millions)
Total debt	$618.6	$663.6
Plus: unamortized debt discount and deferred financing costs	56.4	62.0
Debt principal	$675.0	$725.6
Retirement Benefits
We expect to make cash contributions of $75.8 million to our tax-qualified defined benefit pension plan in fiscal 2017 of which $34.0 million is expected to be recoverable from our U.S. government contracts in fiscal 2017 with the remaining $41.8 million expected to be recoverable from our U.S. government contracts in the future. We have funded $67.0 million to our tax-qualified defined benefit pension plan in the first nine months of fiscal 2017 and in the fourth quarter of fiscal 2017 we expect to fund $8.8 million. We generally are able to recover cash contributions related to our tax-qualified defined benefit pension plan as allowable costs on our U.S. government contracts, but there can be differences between when we contribute cash to our tax-qualified defined benefit pension plan under pension funding rules and recover it under the Cost Accounting Standards.
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

Results of Operations
Net Sales:

	Three months ended September 30,			Nine months ended September 30,
	2017	2016	Change*	2017	2016	Change**
	(In millions)
Net sales:	$484.1	$463.8	$20.3	$1,349.0	$1,229.1	$119.9

* Primary reason for change. The increase in net sales was primarily due to an increase of $31.3 million in space programs primarily driven by the RS-25 program development and integration effort in support of the SLS development program. The increase in net sales was partially offset by a decrease of $20.2 million in defense programs primarily driven by lower deliveries on the THAAD and Standard Missile programs partially offset by the net sales generated from the Coleman Aerospace acquisition.
** Primary reason for change. The increase in net sales was primarily due to an increase of $162.6 million in space programs primarily driven by the following (i) the RS-25 program development and integration effort in support of the SLS development program; (ii) increased development effort and production volume on the Commercial Crew Development program; and (iii) increased deliveries on the Atlas V program. The increase in net sales was partially offset by a decrease of $52.2 million in defense programs primarily driven by lower deliveries on the THAAD and Standard Missile programs partially offset by the net sales generated from the Coleman Aerospace acquisition.
Cost of Sales (exclusive of items shown separately below):

	Three months ended September 30,			Nine months ended September 30,
	2017	2016	Change*	2017	2016	Change**
	(In millions, except percentage amounts)
Cost of sales (exclusive of items shown separately below):	$417.1	$405.4	$11.7	$1,153.7	$1,071.6	$82.1
Percentage of net sales	86.2%	87.4%		85.5%	87.2%
Percentage of net sales excluding retirement benefits	83.4%	84.7%		82.6%	84.1%
Components of cost of sales:
Cost of sales excluding retirement benefits	$403.8	$392.9	$10.9	$1,113.8	$1,034.1	$79.7
Retirement benefits	13.3	12.5	0.8	39.9	37.5	2.4
Cost of sales	$417.1	$405.4	$11.7	$1,153.7	$1,071.6	$82.1

* Primary reason for change. The decrease in cost of sales as a percentage of net sales excluding retirement benefits was primarily due to favorable contract performance on the THAAD program due to reduced program risks and cost reductions.
** Primary reason for change. The decrease in cost of sales as a percentage of net sales excluding retirement benefits was primarily due to favorable contract performance on the THAAD program due to reduced program risks and cost reductions partially offset by cost growth and manufacturing inefficiencies in the first nine months of fiscal 2017 on electric propulsion contracts.

Selling, General and Administrative (“SG&A”):

	Three months ended September 30,			Nine months ended September 30,
	2017	2016	Change*	2017	2016	Change**
	(In millions, except percentage amounts)
SG&A:	$22.5	$10.8	$11.7	$55.7	$36.0	$19.7
Percentage of net sales	4.6%	2.3%		4.1%	2.9%
Components of SG&A:
SG&A excluding retirement benefits and stock-based compensation	$6.5	$3.7	$2.8	$19.5	$14.1	$5.4
Stock-based compensation	11.0	2.3	8.7	21.2	7.7	13.5
Retirement benefits	5.0	4.8	0.2	15.0	14.2	0.8
SG&A	$22.5	$10.8	$11.7	$55.7	$36.0	$19.7
* Primary reason for change. The increase in SG&A expense was primarily driven by an increase of $8.7 million in stock-based compensation primarily as a result of increases in the fair value of stock appreciation rights.
** Primary reason for change. The increase in SG&A expense was primarily driven by an increase of $13.5 million in stock-based compensation primarily as a result of increases in the fair value of stock appreciation rights, the accelerated vesting of stock awards to a former executive officer, and the August 2016 stock award granted to the Executive Chairman that vested according to the attainment of share prices ranging from $22 per share to $27 per share of our common stock.
Depreciation and Amortization:

	Three months ended September 30,			Nine months ended September 30,
	2017	2016	Change*	2017	2016	Change*
	(In millions)
Depreciation and amortization:	$18.6	$15.4	$3.2	$54.0	$45.9	$8.1
Components of depreciation and amortization:
Depreciation	$15.2	$12.1	$3.1	$43.9	$35.9	$8.0
Amortization	3.4	3.3	0.1	10.1	10.0	0.1
* Primary reason for change. The increase in depreciation expense was primarily the result of increased accelerated depreciation associated with changes in the estimated useful lives of long-lived assets and capital projects being placed in service to support the cost saving initiatives of the CIP.
Other Expense, net and loss on debt:

	Three months ended September 30,			Nine months ended September 30,
	2017	2016	Change*	2017	2016	Change**
	(In millions)
Other expense, net and loss on debt:	$0.6	$51.7	$(51.1)	$1.0	$53.8	$(52.8)
 * Primary reason for change. The decrease was primarily due to a decrease of $34.4 million in unusual items (discussed below) and a decrease of $15.9 million in environmental remediation expenses (see Note 8(d) of the Notes to Unaudited Condensed Consolidated Financial Statements).
** Primary reason for change. The decrease was primarily due to a decrease of $35.5 million in unusual items (discussed below) and a decrease of $14.7 million in environmental remediation expenses (see Note 8(d) of the Notes to Unaudited Condensed Consolidated Financial Statements).
Total unusual items, comprised of a component of other expense, net and loss on debt in the Unaudited Condensed Consolidated Statements of Operations, was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
	(In millions)
Unusual items
Legal related matters	$(0.1)	$0.2	$(2.0)	$—
Loss on debt	—	34.1	—	34.5
Acquisition costs	—	—	1.0	—
	$(0.1)	$34.3	$(1.0)	$34.5
Fiscal 2017 Activity:
We recorded $2.0 million of realized gains, net of interest associated with the failure to register with the SEC the issuance of certain of our common shares under the defined contribution 401(k) employee benefit plan. On May 30, 2017, we made a registered rescission offer to buy back unregistered shares from eligible Plan participants at the original purchase price plus interest, or to reimburse eligible Plan participants for losses they may have incurred if their shares had been sold. The registered rescission offer expired on June 30, 2017 and settlement payments of $3.5 million under the offer have been completed in the third quarter of fiscal 2017.
We recorded $1.0 million of costs related to the acquisition of Coleman Aerospace from L3 Technologies, Inc. (see Note 5 of the Notes to Unaudited Condensed Consolidated Financial Statements).
Fiscal 2016 Activity:
On July 18, 2016, we redeemed $460.0 million principal amount of our 7.125% Second-Priority Senior Secured Notes ("7 1/8% Notes"), representing all of the outstanding 7 1/8% Notes, at a redemption price equal to 105.344% of the principal amount, plus accrued and unpaid interest. We incurred a pre-tax charge of $34.1 million in the third quarter of fiscal 2016 associated with the extinguishment of the 7 1/8% Notes. The $34.1 million pre-tax charge was comprised of $24.6 million paid in excess of the par value and $9.5 million associated with the write-off of unamortized deferred financing costs.
We retired $13.0 million principal amount of our delayed draw term loan resulting in a loss of $0.3 million.
We recorded a charge of $0.1 million associated with the amendment to our $750.0 million senior secured senior credit facility (the "Senior Credit Facility").
Interest Income:

	Three months ended September 30,			Nine months ended September 30,
	2017	2016	Change*	2017	2016	Change*
	(In millions)
Interest income:	$1.0	$0.1	$0.9	$2.3	$0.4	$1.9
 * Primary reason for change. The increase in interest income was primarily due to higher average cash balances and interest rates.
Interest Expense:

	Three months ended September 30,			Nine months ended September 30,
	2017	2016	Change*	2017	2016	Change**
	(In millions)
Interest expense:	$7.7	$5.9	$1.8	$22.9	$27.4	$(4.5)
Components of interest expense:
Contractual interest and other	5.6	5.5	0.1	16.6	25.7	(9.1)
Amortization of debt discount and deferred financing costs	2.1	0.4	1.7	6.3	1.7	4.6
Interest expense	$7.7	$5.9	$1.8	$22.9	$27.4	$(4.5)
* Primary reason for change. The increase in interest expense was primarily due to the amortization of the debt discount related to the issuance of the 2 1/4% Convertible Senior Notes ("2 1/4% Notes") in December 2016 at an effective interest rate of 5.8%.

** Primary reason for change. The decrease in interest expense was primarily due to the retirement of the principal amount of our delayed draw term loan in the first quarter of fiscal 2016, the redemption of the 7 1/8% Senior Secured Notes in the third quarter of fiscal 2016, and the conversion of 4 1/16% Convertible Subordinated Debentures (“4 1/16% Debentures”) to common shares. The decrease was partially offset by interest expense on the debt incurred on the Senior Credit Facility at a variable interest rate of 3.24% as of September 30, 2017 and the issuance of the 2 1/4% Notes in December 2016 at an effective interest rate of 5.8%.
Income Tax provision:
The income tax provision was as follows:

	Nine months ended September 30,
	2017	2016
	(In millions)
Income tax provision (benefit)	$21.2	$(5.1)
In the first nine months of fiscal 2017, the income tax provision was at an effective tax rate less than the federal statutory rate primarily due to tax benefits attributable to the expiration of the statute of limitations, excess tax benefits from the exercise and vesting of stock-based compensation, and the revisions of estimated tax balances based on expected tax filings.
In the first nine months of fiscal 2016, the income tax benefit was at an effective tax rate greater than the federal statutory rate primarily due to tax benefits attributable to the expiration of the statute of limitations.
A valuation allowance is required when it is more-likely-than-not that all or a portion of deferred tax assets may not be realized. Assessing the need for a valuation allowance requires management to evaluate, on a quarterly basis, all available evidence, both positive and negative. As of September 30, 2017, we continue to believe that the weight of the positive evidence outweighed the negative evidence regarding the realization of our net deferred tax assets.
See Note 6 of the Notes to Unaudited Condensed Consolidated Financial Statements for a discussion on uncertain income tax positions.
Retirement Benefits:
Components of retirement benefit expense are:

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
	(In millions)
Service cost	$3.7	$3.6	$11.2	$10.5
Interest cost on benefit obligation	14.8	16.5	44.3	49.5
Assumed return on plan assets	(16.1)	(17.5)	(48.4)	(52.6)
Amortization of prior service credits	—	(0.3)	—	(0.8)
Recognized net actuarial losses	15.9	15.0	47.8	45.1
Retirement benefits	$18.3	$17.3	$54.9	$51.7
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
Aerospace and Defense Segment

	Three months ended September 30,			Nine months ended September 30,
	2017	2016	Change*	2017	2016	Change**
	(In millions, except percentage amounts)
Net sales	$482.5	$462.2	$20.3	$1,344.2	$1,224.3	$119.9
Segment performance	46.7	24.2	22.5	137.6	88.7	48.9
Segment margin	9.7%	5.2%		10.2%	7.2%
Segment margin before environmental remediation provision adjustments, retirement benefits, net, and unusual items (Non-GAAP measure)	11.1%	10.0%		11.3%	10.0%
Components of segment performance:
Aerospace and Defense	$53.5	$46.4	$7.1	$151.6	$122.3	$29.3
Environmental remediation provision adjustments	(0.5)	(16.4)	15.9	(1.6)	(16.8)	15.2
Retirement benefits, net	(6.4)	(5.6)	(0.8)	(14.4)	(16.8)	2.4
Unusual items	0.1	(0.2)	0.3	2.0	—	2.0
Aerospace and Defense total	$46.7	$24.2	$22.5	$137.6	$88.7	$48.9
 * Primary reason for change. The increase in net sales was primarily due to an increase of $31.3 million in space programs primarily driven by the RS-25 program development and integration effort in support of the SLS development program. The increase in net sales was partially offset by a decrease of $20.2 million in defense programs primarily driven by lower deliveries on the THAAD and Standard Missile programs partially offset by the net sales generated from the Coleman Aerospace acquisition.
Segment margin before environmental remediation provision adjustments, retirement benefits, net and unusual items increased primarily due to favorable contract performance on the THAAD program due to reduced program risks and cost reductions.
** Primary reason for change. The increase in net sales was primarily due to an increase of $162.6 million in space programs primarily driven by the following: (i) the RS-25 program development and integration effort in support of the SLS development program; (ii) increased development effort and production volume on the Commercial Crew Development program; and (iii) increased deliveries on the Atlas V program. The increase in net sales was partially offset by a decrease of $52.2 million in defense programs primarily driven by lower deliveries on the THAAD and Standard Missile programs partially offset by the net sales generated from the Coleman Aerospace acquisition.
Segment margin before environmental remediation provision adjustments, retirement benefits, net and unusual items increased primarily due to favorable contract performance on the THAAD program due to reduced program risks and cost reductions partially offset by losses in the current period on electric propulsion contracts.
A summary of our backlog is as follows:

	September 30, 2017	December 31, 2016
	(In billions)
Funded backlog	$2.1	$2.3
Unfunded backlog	2.2	2.2
Total contract backlog	$4.3	$4.5
Total backlog includes both funded backlog (unfilled orders for which funding is authorized, appropriated and contractually obligated by the customer) and unfunded backlog (firm orders for which funding has not been appropriated). Indefinite delivery and quantity contracts and unexercised options are not reported in total backlog. Backlog is subject to funding delays or program restructurings/cancellations which are beyond our control. Of our September 30, 2017 total contract backlog, approximately 45%, or $1.9 billion, is expected to be filled within one year as compared with 38%, or $1.7 billion, at December 31, 2016.
Real Estate Segment

	Three months ended September 30,			Nine months ended September 30,
	2017	2016	Change*	2017	2016	Change*
	(In millions)
Net sales	$1.6	$1.6	$—	$4.8	$4.8	$—
Segment performance	0.5	0.8	(0.3)	2.1	2.5	(0.4)
 * Primary reason for change. Net sales and segment performance consist primarily of rental property operations.
Use of Non-GAAP Financial Measures
In addition to segment performance (discussed above), we provide the Non-GAAP financial measure of our operational performance called Adjusted EBITDAP. We use this metric to measure our operating performance. We believe that to effectively compare core operating performance from period to period, the metric should exclude items relating to retirement benefits (pension and postretirement benefits), significant non-cash expenses, the impacts of financing decisions on earnings, and items incurred outside the ordinary, on-going and customary course of our operations. Accordingly, we define Adjusted EBITDAP as GAAP net income (loss) adjusted to exclude income tax provision (benefit), interest expense, interest income, depreciation and amortization, retirement benefits net of cash funding to our tax-qualified defined benefit pension plan that are recoverable under our U.S. government contracts, and unusual items which we do not believe are reflective of such ordinary, on-going and customary activities. Adjusted EBITDAP does not represent, and should not be considered an alternative to, net income, as determined in accordance with GAAP.

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
	(In millions, except percentage amounts)
Net income (loss)	$12.6	$(11.1)	$42.8	$(0.1)
Income tax provision (benefit)	6.0	(14.2)	21.2	(5.1)
Interest expense	7.7	5.9	22.9	27.4
Interest income	(1.0)	(0.1)	(2.3)	(0.4)
Depreciation and amortization	18.6	15.4	54.0	45.9
Retirement benefits, net (1)	11.4	10.4	29.4	31.0
Unusual items	(0.1)	34.3	(1.0)	34.5
Adjusted EBITDAP	$55.2	$40.6	$167.0	$133.2
Net income (loss) as a percentage of net sales	2.6%	(2.4)%	3.2%	—%
Adjusted EBITDAP as a percentage of net sales	11.4%	8.8%	12.4%	10.8%
_____
(1) Retirement benefits are net of cash funding to our tax-qualified defined benefit pension plan which are recoverable costs under our U.S. government contracts. Our recoverable tax-qualified pension costs in the third quarter of fiscal 2017 and 2016 totaled $6.9 million for both periods. Our recoverable tax-qualified pension costs in the first nine months of fiscal 2017 and 2016 totaled $25.5 million and $20.7 million, respectively.
In addition to segment performance and Adjusted EBITDAP, we provide the Non-GAAP financial measure of free cash flow. We use this financial measure, both in presenting our results to stakeholders and the investment community, and in our internal evaluation and management of the business. Management believes that this financial measure is useful because it presents our business using the same tools that management uses to evaluate progress in achieving our performance metrics for annual cash and long-term compensation incentive plans.

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
	(In millions)
Net cash (used in) provided by operating activities	$(11.8)	$45.1	$25.9	$49.2
Capital expenditures	(4.4)	(11.0)	(10.5)	(30.5)
Free cash flow(1)	$(16.2)	$34.1	$15.4	$18.7
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
In our Aerospace and Defense segment, recognition of profit on long-term contracts requires the use of assumptions and estimates related to total contract revenue, the total cost at completion and the measurement of progress towards completion. Due to the nature of the programs, developing the estimated total contract revenue and cost at completion requires the use of significant judgment. Estimates are continually evaluated as work progresses and are revised as necessary. Factors that must be considered in estimating the work to be completed include, but not limited to: labor productivity, the nature and technical complexity of the work to be performed, availability and cost volatility of materials, subcontractor and vendor performance, warranty costs, volume assumptions, anticipated labor agreements, inflationary trends, schedule delays, availability of funding from the customer, and the recoverability of costs incurred outside the original contract included in any estimates to complete. We review contract performance and cost estimates for some contracts at least monthly and for others at least quarterly and more frequently when circumstances significantly change. When a change in estimate is determined to have an impact on contract profit, we will record a positive or negative adjustment to the statement of operations. Changes in estimates and assumptions related to the status of certain long-term contracts may have a material effect on our operating results. The following table summarizes the impact of the change in significant contract accounting estimates on our Aerospace and Defense segment operating results accounted for under the percentage-of-completion method of accounting:

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
	(In millions, except per share amounts)
Favorable (unfavorable) effect of the changes in contract estimates on income before income taxes	$11.5	$1.1	$25.2	$(2.3)
Favorable (unfavorable) effect of the changes in contract estimates on net income	6.9	0.7	15.1	(1.4)
Favorable (unfavorable) effect of the changes in contract estimates on basic and diluted net income per share	0.09	0.01	0.20	(0.02)
A detailed description of our significant accounting policies can be found in our most recent Annual Report on Form 10-K for the fiscal year ended December 31, 2016.
Arrangements with Off-Balance Sheet Risk
As of September 30, 2017, arrangements with off-balance sheet risk consisted of:

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
Additionally, we issue purchase orders and make other commitments to suppliers for equipment, materials, and supplies in the normal course of business. These purchase commitments are generally for volumes consistent with anticipated requirements to fulfill purchase orders or contracts for product deliveries received, or expected to be received, from customers and would be subject to reimbursement if the contract is terminated. During the third quarter of fiscal 2017, we outsourced certain information technology and cyber security functions resulting in a significant financial commitment over the next five years.
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
Liquidity and Capital Resources
Net Cash Provided by (Used in) Operating, Investing, and Financing Activities
The change in cash and cash equivalents was as follows:

	Nine months ended September 30,
	2017	2016
	(In millions)
Net Cash Provided by Operating Activities	$25.9	$49.2
Net Cash Used in Investing Activities	(27.5)	(30.0)
Net Cash Used in Financing Activities	(16.2)	(98.4)
Net Decrease in Cash and Cash Equivalents	$(17.8)	$(79.2)
Net Cash Provided by Operating Activities
The $25.9 million of cash provided by operating activities in the first nine months of fiscal 2017 was primarily the result of $200.7 million of cash generated by income from operations before income taxes adjusted for non-cash items which was offset by cash used to fund working capital (defined as accounts receivables, inventories, other current assets, accounts payables, contract advances, real estate activities, and other current liabilities). The funding of working capital was comprised of the following: (i) an increase of $135.2 million in accounts receivables due to the timing of net sales and milestone billings on a space program contract and (ii) a decrease of $39.1 million in cash advances on long-term contracts, partially offset by a decrease of $24.3 million in inventories primarily due to a decrease in overhead costs. Further, we funded $67.0 million to our tax-qualified defined benefit pension plan in the first nine months of fiscal 2017 which was partially offset by $21.3 million of income tax refunds received in the first nine months of fiscal 2017.
The $49.2 million of cash provided by operating activities in the first nine months of fiscal 2016 was primarily the result of $136.7 million of cash generated by the net loss before income taxes adjusted for non-cash items which was offset by cash used to fund working capital (defined as accounts receivables, inventories, other current assets, accounts payable, contract advances, real estate activities, and other current liabilities). The funding of working capital is primarily due to the following: (i) a decrease of $26.9 million in cash advances on long-term contracts; (ii) an increase of $13.3 million in other current assets, net primarily related to income taxes; and (iii) a decrease of $57.8 million in other current liabilities primarily due to the timing of payments associated with employee compensation, income taxes, and interest expense. The funding of working capital was partially offset by a decrease of $22.2 million in accounts receivable primarily due to the timing of net sales. In addition, we funded $29.9 million to our tax-qualified defined benefit pension plan during the first nine months of fiscal 2016.
Net Cash Used In Investing Activities
During the first nine months of fiscal 2017, we purchased Coleman Aerospace for $17.0 million.
During the first nine months of fiscal 2017 and 2016, we had capital expenditures of $10.5 million and $30.5 million, respectively. The decrease in capital expenditures is primarily due to timing of expenditures related to our fiscal 2017 capital plan.
Net Cash Used in Financing Activities
During the first nine months of fiscal 2017, we had debt repayments of $15.0 million (see below). During the first nine months of fiscal 2016, we had debt repayments of $595.3 million.
Debt Activity and Covenants
Our debt principal activity since December 31, 2016 was as follows:

	December 31, 2016	Cash Payments	Non-cash Equity Conversion	September 30, 2017
	(In millions)
Term loan	$390.0	$(15.0)	$—	$375.0
2 1/4% Notes	300.0	—	—	300.0
4 1/16% Debentures	35.6	—	(35.6)	—
Total Debt and Borrowing Activity	$725.6	$(15.0)	$(35.6)	$675.0
Our Senior Credit Facility contains covenants requiring us to (i) maintain an interest coverage ratio (the "Consolidated Interest Coverage Ratio") of not less than 3.00 to 1.00 and (ii) maintain a leverage ratio ( the "Consolidated Net Leverage Ratio") not to exceed (a) 4.00 to 1.00 for period ended September 30, 2017; (b) 3.75 to 1.00 for periods ending from December 31, 2017 through September 30, 2018; and (c) 3.50 to 1.00 for periods ending from December 31, 2018 thereafter, provided that the maximum leverage ratio for all periods shall be increased by 0.50 to 1.00 for two quarters after consummation of a qualified acquisition. We may generally make certain investments, redeem debt subordinated to the Senior Credit Facility and make certain restricted payments (such as stock repurchases) if our Consolidated Net Leverage Ratio does not exceed 3.25 to 1.00 pro forma for such transaction. We are otherwise subject to customary covenants including limitations on asset sales, incurrence of additional debt, and limitations on certain investments and restricted payments.

Financial Covenant	Actual Ratios as of September 30, 2017	Required Ratios
Consolidated Interest Coverage Ratio, as defined under the Senior Credit Facility	10.97 to 1.00	Not less than: 3.00 to 1.00
Consolidated Net Leverage Ratio, as defined under the Senior Credit Facility	2.47 to 1.00	Not greater than: 4.00 to 1.00
We were in compliance with our financial and non-financial covenants as of September 30, 2017.
Outlook
Short-term liquidity requirements consist primarily of recurring operating expenses, including but not limited to costs related to our capital and environmental expenditures, company-funded R&D expenditures, debt service requirements, and retirement benefit plans. We believe that our existing cash and cash equivalents and availability under our revolving credit facility will provide sufficient funds to meet our operating plan, which includes our CIP Phase I and Phase II, and AR1 engine development costs, for the next twelve months. The operating plan for this period provides for full operation of our businesses, and interest and principal payments on our debt. As of September 30, 2017, we had $392.5 million of cash and cash equivalents as well as $310.9 million of available borrowings under our Senior Credit Facility. Based on our existing debt agreements, we were in compliance with our financial and non-financial covenants as of September 30, 2017. Our failure to comply with these covenants could result in an event of default that, if not cured or waived by the lenders, could result in the acceleration of the Senior Credit Facility and 2¼% Notes. In addition, our failure to pay principal and interest when due is a default under the Senior Credit Facility, and in certain cases, would cause a cross default on the 2¼% Notes.
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
We expect to make cash contributions of $75.8 million to our tax-qualified defined benefit pension plan in fiscal 2017 of which $34.0 million is expected to be recoverable from our U.S. government contracts in fiscal 2017 with the remaining $41.8 million expected to be recoverable from our U.S. government contracts in the future. We have funded $67.0 million to our tax-qualified defined benefit pension plan in the first nine months of fiscal 2017 and in the fourth quarter of fiscal 2017 we expect to fund $8.8 million. We generally are able to recover cash contributions related to our tax-qualified defined benefit pension plan as allowable costs on our U.S. government contracts, but there can be differences between when we contribute cash to our tax-qualified defined benefit pension plan under pension funding rules and recover it under the Cost Accounting Standards.
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
As disclosed in Notes 8(b) and 8(c) of the Notes to Unaudited Condensed Consolidated Financial Statements, we have exposure for certain legal and environmental matters. We believe that it is currently not possible to estimate the impact, if any, that the ultimate resolution of certain of these matters will have on our financial position, results of operations, or cash flows.
In September 2017, we entered into an agreement to lease 122,000-square feet of office space in Huntsville, Alabama. The term of the lease is twenty years and is expected to commence in March 2018 resulting in an estimated financial commitment of $48.8 million representing a present value of $25.1 million. The lease obligation over the next five fiscal years is as follows: zero in fiscal 2017, $1.2 million in fiscal 2018, and approximately $2.0 million each year for fiscal 2019 through fiscal 2021.
In October 2017, we entered into an agreement to lease a new 136,000-square-foot advanced manufacturing facility located in Huntsville, Alabama. The term of the lease is thirty-one years and is expected to commence in December 2018 resulting in an estimated financial commitment of $32.8 million representing a present value of $21.0 million. The lease obligation over the next five fiscal years is as follows: zero in fiscal 2017, $0.9 million in fiscal 2018, and $1.6 million each year for fiscal 2019 through fiscal 2021.
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
As of September 30, 2017, our debt principal amounts totaled $675.0 million: $300.0 million, or 44%, was at a fixed rate of 2.25%; and $375.0 million, or 56%, was at a variable rate of 3.24%.
The estimated fair value and principal amount of our outstanding debt is presented below:

	Fair Value		Principal Amount
	September 30, 2017	December 31, 2016	September 30, 2017	December 31, 2016
	(In millions)
Term loan	$375.0	$390.0	$375.0	$390.0
2 1/4% Notes	446.0	294.9	300.0	300.0
4 1/16% Debentures (1)	—	70.8	—	35.6
	$821.0	$755.7	$675.0	$725.6
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
Item 4. Controls and Procedures
Evaluation of disclosure controls and procedures
Management has conducted an evaluation (with the participation of our Chief Executive Officer and Chief Financial Officer), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of September 30, 2017. As a result of the material weakness in the Company’s internal control over financial reporting discussed below, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2017.

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
Income tax accounting remediation efforts
Management has strengthened the income tax function by hiring additional key internal tax personnel with the requisite background and knowledge. During the the third quarter of fiscal 2017, through these resources, management has designed and implemented quarterly controls to validate the completeness and accuracy of financial information utilized in the preparation of our income tax provision, including the related income tax assets and liabilities. Notwithstanding the above, the identified material weakness in our internal control over financial reporting will not be considered remediated until the new controls are in operation for a sufficient period of time (including certain annual controls which are still being designed), and are concluded by management to be designed and operating effectively.
Changes in internal control over financial reporting
Other than the controls over income tax accounting implemented during the third quarter of fiscal 2017, as discussed above, there were no changes in internal control over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the effectiveness of our internal control over financial reporting.

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

Asbestos Cases. The following table sets forth information related to our historical product liability costs associated with our asbestos litigation cases since December 31, 2016 (dollars in millions):

Claims filed as of December 31, 2016	64
Claims filed	19
Claims dismissed	(17)
Claims settled	(3)
Claims pending as of September 30, 2017	63
Aggregate settlement costs	$0.1
Average settlement costs (1)	$—
_______
(1) Less than $0.1 million.
Item 1A. Risk Factors
There have been no material changes from our risk factors as previously reported in our Annual Report to the SEC on Form 10-K for the fiscal year ended December 31, 2016.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults upon Senior Securities
None.
Item 4. Mine safety disclosures
Not applicable.
Item 5. Other Information
Changes to Director Compensation Program
On November 1, 2017, the Board of Directors (the “Board”) of the Company, upon recommendation of the Organization & Compensation Committee of the Board (the “Committee”), approved the following changes to the Company’s compensation program for non-employee Directors, effective November 15, 2017:

•	increase of annual cash retainer fee from $55,000 per annum to $70,000 per annum;

•	increase of annual equity retainer value from $90,000 per annum to $100,000 per annum;

•	elimination of the Board and Board committee meeting fees that are paid for meetings in excess of a specified number (while maintaining all other existing Board and Board committee services fees); and

•	elimination of the Board Chairman fee for so long as the Company maintains an Executive Chairman.
Adoption of Executive Change in Control Severance Policy
On November 1, 2017, the Board, upon recommendation of the Committee, adopted an executive change in control severance policy (the “CIC Policy”).
The CIC Policy provides certain executive officers of the Company and its subsidiaries who have been designated in writing by the Board, other than Warren Lichtenstein and Eileen Drake, with compensation and benefits upon a termination of their employment by the Company without “cause” or by executive for “good reason” (including due to executive’s death or disability) within the 6-month period preceding a “change in control” through the 18-month period following a “change in control” (each, as defined in the CIC Policy).
In the event of an applicable termination of employment, the executive shall be entitled to the following:

•	lump sum payment equal to executive’s annual base salary;

•
prorated portion of incentive compensation under the Company’s Short-Term Incentive Plan (“STIP”) to the “termination date” (as defined in the CIC Policy), and full STIP payment for the prior fiscal year;

•	lump sum payment equal to the target incentive compensation executive could have received under the STIP for the fiscal year in which the termination date occurs;

•	payment of COBRA benefit premiums until the earlier of the 12-month anniversary of the termination date or when eligible for health insurance coverage through another employer;

•	to the extent unvested, immediate full vesting of all of the executive’s equity awards (at target performance, if applicable); and

•	outplacement services for a period of 12 months starting no later than 90 days from date of termination with a maximum value of $15,000.
Receipt of compensation and benefits under the CIC Policy is contingent on the executive’s timely execution of a release in a form prescribed by the Company.
The foregoing description of the CIC Policy does not purport to be complete and is qualified in its entirety by reference to the full text of the CIC Policy, which is attached as Exhibit 10.1 to this Quarterly Report on Form 10-Q and incorporated herein by reference.
Item 6. Exhibits

No.	Description

10.1*	Aerojet Rocketdyne Holdings, Inc. Executive Change in Control Severance Policy
31.1*	Certification of Principal Executive Officer pursuant to Rule 13a — 14 (a) of the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a — 14 (a) of the Securities Exchange Act of 1934, as amended.
32.1*
Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a — 14(b) of the Securities and Exchange Act of 1934, as amended, and 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) Unaudited Condensed Consolidated Statements of Operations, (ii) Unaudited Condensed Consolidated Statements of Comprehensive Income, (iii) Unaudited Condensed Consolidated Balance Sheets, (iv) Unaudited Condensed Consolidated Statement of Stockholders’ Equity, (v) Unaudited Condensed Consolidated Statements of Cash Flows, and (vi) Unaudited Notes to Unaudited Condensed Consolidated Financial Statements.

* Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Aerojet Rocketdyne Holdings, Inc.

Date:	November 2, 2017	By:	/s/ Eileen P. Drake
Eileen P. Drake Chief Executive Officer and President (Principal Executive Officer)

Date:	November 2, 2017	By:	/s/ Paul R. Lundstrom
Paul R. Lundstrom Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

No.	Description

10.1*	Aerojet Rocketdyne Holdings, Inc. Executive Change in Control Severance Policy
31.1*	Certification of Principal Executive Officer pursuant to Rule 13a — 14 (a) of the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a — 14 (a) of the Securities Exchange Act of 1934, as amended.
32.1*
Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a — 14(b) of the Securities and Exchange Act of 1934, as amended, and 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) Unaudited Condensed Consolidated Statements of Operations, (ii) Unaudited Condensed Consolidated Statements of Comprehensive Income, (iii) Unaudited Condensed Consolidated Balance Sheets, (iv) Unaudited Condensed Consolidated Statement of Stockholders’ Equity, (v) Unaudited Condensed Consolidated Statements of Cash Flows, and (vi) Unaudited Notes to Unaudited Condensed Consolidated Financial Statements.

_______
* Filed herewith.