Form 10-K
period 2017-12-31
AEROJET ROCKETDYNE HOLDINGS, INC.
filed 2018-02-21
CIK 40888

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2017
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☒   No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☐   No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒      No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒      No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company." in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)    Yes  ☐      No ☒
The aggregate market value of the voting common equity held by nonaffiliates of the registrant as of June 30, 2017 was approximately $1.6 billion.
As of February 15, 2018, there were 75.1 million outstanding shares of the Company’s common stock, including unvested common shares, $0.10 par value.
Portions of the 2018 Proxy Statement of Aerojet Rocketdyne Holdings, Inc. relating to its annual meeting of stockholders scheduled to be held on May 8, 2018 are incorporated by reference into Part III of this Report.

Aerojet Rocketdyne Holdings, Inc.
Annual Report on Form 10-K
For the Fiscal Year Ended December 31, 2017

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
Overview
We are a manufacturer of aerospace and defense products and systems with a real estate segment. Our operations are organized into two segments:
Aerospace and Defense — includes the operations of our wholly-owned subsidiary Aerojet Rocketdyne, Inc. (“Aerojet Rocketdyne”), a leading technology-based designer, developer and manufacturer of aerospace and defense products and systems for the United States (“U.S.”) government, including the Department of Defense (“DoD”), the National Aeronautics and Space Administration (“NASA”), and major aerospace and defense prime contractors.
Real Estate — includes the activities of our wholly-owned subsidiary Easton Development Company, LLC (“Easton”) related to the re-zoning, entitlement, sale, and leasing of our excess real estate assets. We currently are in the process of seeking zoning changes and other governmental approvals on our excess real estate assets to optimize their value.
Sales, segment performance, total assets, and other financial data of our segments for fiscal 2017, fiscal 2016, fiscal 2015, and one month ended December 31, 2015 are set forth in Note 10 in notes to consolidated financial statements included in Item 8 of this Report.
In January 2016, our Board of Directors approved a change in our fiscal year-end from November 30 of each year to December 31 of each year. The fiscal year of our subsidiary, Aerojet Rocketdyne, ends on the last Saturday in December. As a result of the change, we had a one month transition period in December 2015. The audited results for the one month ended December 31, 2015 are included in Item 8 of this Report. Further, as a result of the 2016 calendar, Aerojet Rocketdyne had 53 weeks of operations in fiscal 2016 compared with 52 weeks of operations in fiscal 2017 and fiscal 2015. The additional week of operations, which occurred in the fourth quarter of fiscal 2016, accounted for $32.2 million in additional net sales. Financial information for the twelve months ended December 31, 2015 has not been included in this Form 10-K for the following reasons: (i) the twelve months ended November 30, 2015 provide a meaningful comparison for the twelve months ended December 31, 2017 and 2016; (ii) there are no significant factors, seasonal or other, that would impact the comparability of information if the results for the twelve months ended December 31, 2015 were presented in lieu of results for the twelve months ended November 30, 2015; and (iii) it was not practicable or cost justified to prepare this information.
We were incorporated in Ohio in 1915 and reincorporated to the State of Delaware on April 11, 2014. Our principal executive offices are located at 222 N. Sepulveda Blvd., Suite 500, El Segundo, California 90245.
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

Aerospace and Defense
Aerojet Rocketdyne is a world-recognized technology-based engineering and manufacturing company that develops and produces specialized propulsion systems, as well as armament systems. We develop and manufacture all four propulsion types (liquid, solid, air-breathing, and electric) for space, defense, civil and commercial applications. Principal customers and end users include the DoD, NASA, The Boeing Company (“Boeing”), Lockheed Martin Corporation (“Lockheed Martin”), Raytheon Company (“Raytheon”), and United Launch Alliance (“ULA”).
Primary Markets and Programs
The markets and key programs we serve are:
Aerospace. We specialize in the development and production of propulsion systems for space applications and our products include a broad market offering of both chemical (liquid propellant engines and solid rocket motors) and electric propulsion required for launch vehicle and in-space applications in the defense, civil and commercial propulsion markets.
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
During fiscal 2017, we achieved a number of significant milestones on the NASA Space Launch System (“SLS”) program. We made significant progress on our production restart and affordability activities on the RS-25 engines that will power the first SLS flight. Also, in our NASA business we completed the qualification of and delivered many of the propulsion subsystems for the Boeing Starliner vehicle which will support commercial manned services for NASA. In addition, the Lithium Ion batteries we developed as an upgrade to the International Space Station ("ISS") power system were delivered to the ISS in 2017 and are in full operation.
We continued to mature critical technologies for our nation’s next generation of advanced hydrocarbon engines for future high-performance booster systems with the ability to eliminate the U.S. dependence on Russian-provided booster systems for National Security Space Launch. The U.S. Air Force awarded us an Other Transaction Agreement (“OTA”) that can provide up to $536 million of U.S. government funding in addition to our investment to qualify our AR1 engine. In fiscal 2017, we passed the AR1 Critical Design Review which represented a culmination of hundreds of development tests and manufacturing demonstrations.
A critical new research and development effort secured in 2017 was the propulsion system to power the Boeing XSP advance reusable launcher. We will be adapting our RS-25 engine to this new strategic application that could significantly lower the cost of access to space. In addition, we were awarded several significant follow-on contracts in 2017 in the high power electric propulsion area to support both NASA’s human and scientific exploration goals.
A subset of our key space programs include: RS-68, RS-27, and RL10 engines/boosters that power EELV launch vehicles, the AR1 large liquid engine for the next generation of launch vehicles, propulsion for the Orion human space capsule and the Starliner Commercial Crew Transportation Capability capsule, and multiple in-space electric and chemical propulsion systems to provide orbit raising and satellite station positioning.
Defense. We specialize in the development and production of propulsion systems for defense applications including armament systems for precision tactical systems and missile defense propulsion, tactical missile propulsion and hypersonic propulsion systems.
We develop and manufacture liquid and solid divert and attitude control ("DACs") propulsion systems and booster motors for missile defense applications. These are complex systems that provide multi-directional thrust and variable thrust levels to steer or control an intercept missile. Additionally, we develop and manufacture boost and post-boost rocket motors for strategic missiles. These systems provide launch capability and directional control for critical missile defense interceptors and for ground and sea-based strategic missiles.
We design, develop, and produce propulsion and warhead systems for tactical missiles. Our tactical products have been successfully fielded on numerous active U.S. and international weapon system platforms.
During fiscal 2017, we continued to expand our strong legacy propulsion franchises on the Standard Missile, Patriot Advanced Capability-3 ("PAC-3"), Terminal High Altitude Area Defense ("THAAD") and Guided Multiple Launch Rocket System ("GMLRS") missile propulsion systems. These franchise programs experienced backlog growth during 2017.
As part of our Competitive Improvement Program ("CIP") in 2017, we completed validation of activity to move energetic production of the Standard Missile-3 DACs from our Sacramento, California facility to our Orange County, Virginia, facility. Also, the THAAD Boost Motor program energetic production moved from Sacramento, California, to our Camden, Arkansas production facility. These production consolidation activities in 2017 helped to reduce costs and strengthen competitiveness.

In a new and developing business arena, we were awarded a full-scale engineering development project for an advanced air-launched propulsion system that will transition to production. In the hypersonic propulsion technology area, we were awarded a contract for the Advanced Full Range Engine that will demonstrate reusable propulsion that can function from “takeoff” to Mach 5+. Finally, we initiated early development contract work in support of the nation’s future Ground Based Strategic Deterrent missile propulsion program.
Finally, our recently integrated Aerojet Rocketdyne Coleman Aerospace ("Coleman") business successfully delivered and supported flight of our extended-long-range air-launched ballistic missile target that is C-17 aircraft deployed. Coleman also continued to expand its scope on the Missile Defense Agency’s medium-range ballistic missile target program.
A subset of our key defense programs include: Exoatmospheric Kill Vehicle (“EKV”) Liquid DACs, booster and Liquid DACs for THAAD, boosters and solid DACs for the Navy’s Standard Missile family, PAC-3, GMLRS, HAWK, Javelin, Tactical Tomahawk, and Tube-launched Optically-tracked Wire-guided warhead.
Our Competitive Strengths
Leadership in Propulsion - For over 70 years, we have demonstrated a legacy of successfully meeting the most challenging missions by producing some of the world’s most technologically advanced propulsion systems for our customers.
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
High Visibility of Revenue with Multi-year Contracts and Sizable Backlog - The highly visible nature of our revenue comes from the long-term nature of the programs with which we are involved, our diverse and attractive contract base and our deep customer relationships. A substantial portion of our sales are derived from multi-year contract awards from major aerospace and defense prime contractors. In many cases, we operate under sole source contracts, some of which are follow-on contracts to contracts initially competed years ago and others have been sole source contracts since inception. High renewal rates, supported by our market leading technology provide us with a highly stable business base from which to grow. As of December 31, 2017, our contract backlog (funded and unfunded) was $4.6 billion and our funded backlog, which includes only amounts for which funding has been authorized by a customer and a purchase order has been received, totaled $2.1 billion.
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
Competition
The competitive dynamics of our multi-faceted marketplace vary by product line and customer as we experience many of the same influences felt by the broader aerospace and defense industry.  The large majority of products we manufacture are highly complex, technically sophisticated and extremely hazardous to build, demanding rigorous manufacturing procedures and highly specialized manufacturing equipment.  While historically these factors, coupled with the high cost to establish the infrastructure required to meet these needs, posed substantial barriers to entry, modern design tools and manufacturing techniques (e.g., additive manufacturing) available to new entrants with the ability to self-fund start-up as well as development costs has led to increased competition in space related markets. To date, competition has been limited to a few participants who tend to be narrowly focused on products that are sub-elements of our overall product portfolio. For example, entrepreneurs such as SpaceX and Blue Origin, who have been or are in the process of developing liquid fuel propulsion capabilities are primarily focused on the development of space propulsion systems for heavy lift launch vehicles and are not pursuing or participating in the missile defense or tactical propulsion products that make up a substantial portion of our overall business. These new entrepreneurs have signaled their intent to compete primarily on price and are therefore bringing pressure to bear on existing cost paradigms and manufacturing methodologies.

The table below lists the primary participants in the propulsion market:

Company	Parent	Propulsion Type
Aerojet Rocketdyne	Aerojet Rocketdyne Holdings, Inc.	Solid, liquid, air- breathing, electric
Airbus Defence and Space (formerly Astrium)	Airbus Group	Solid, liquid
Alliant Techsystems	Orbital ATK, Inc.	Solid, air-breathing
Avio	Avio S.p.A	Solid, liquid
Blue Origin LLC	Blue Origin	Liquid
Electron Technologies, Inc.	L-3 Communications Corporation	Electric
General Dynamics OTS	General Dynamics	Solid
Moog Inc.	Moog Inc.	Liquid, electric
Nammo Talley	Nammo Talley	Solid
Northrop Grumman Aerospace Systems	Northrop Grumman Corporation (“Northrop”)	Liquid
Safran	Safran	Liquid, solid
SpaceX	SpaceX	Liquid
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
Congress was not able to pass full year appropriations for either DoD or NASA prior to the start of GFY 2017 on October 1, 2016, necessitating a short-term Continuing Resolution (“CR”) into December 2016.  After the 2016 U.S. Presidential Election in November 2016, Congress passed another CR into mid-2017 to allow the new Administration an opportunity to shape federal spending.  On May 5, 2017, President Trump signed into law the Consolidated Appropriations Act of 2017, an omnibus appropriations bill for GFY 2017, including appropriations for DoD and NASA; however, the delayed completion of the GFY2017 spending bills resulted in a delay to the release of the President’s Budget Request for GFY2018.  With a truncated legislative cycle, Congress was unable to pass GFY 2018 appropriation bills before October 1, 2017, culminating in a series of CRs, with the latest through March 23, 2018.
The SLS appears to remain a top Congressional priority as the CR included a provision to allow NASA the funding flexibility for SLS and deep exploration to remain on track. The SLS program also has enjoyed wide, bipartisan support in both chambers of Congress. We maintain a strong relationship with NASA and our propulsion systems have been powering NASA launch vehicles and spacecraft since the inception of the U.S. space program. Our booster, upper stage and Orion vehicle propulsion systems are currently baselined on the new SLS vehicle and both upper stage and booster engines are in development for future SLS variants. Due to the retirement of the space shuttle fleet, U.S. astronauts have been dependent on Russian Soyuz flights for access to and from the ISS for the better part of this decade. NASA has been working to re-establish U.S. manned space capability as soon as possible through development of a new “space taxi” to ferry astronauts and cargo to the ISS. In 2014, Boeing’s CST-100 Starliner capsule, powered by Aerojet Rocketdyne propulsion, was selected by NASA to transport astronauts to and from the ISS. As Boeing’s business partner, Aerojet Rocketdyne will be providing the propulsion system for this new capsule, thereby supplementing its work for NASA on the SLS designed for manned deep space exploration. In both instances, we have significant propulsion content and we look forward to supporting these programs for NASA.
Major Customers
Information concerning major customers appears in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations under the caption “Major Customers.”

Contract Types
Research and development contracts are awarded during the inception stage of a program’s development. Production contracts provide for the production and delivery of mature products for operational use. Aerojet Rocketdyne’s contracts are largely categorized as either “fixed-price” (largely used by the U.S. government for production-type contracts) or “cost-reimbursable” (largely used by the U.S. government for development-type contracts). During fiscal 2017, approximately 60% of our net sales were from fixed-price contracts, 36% from cost-reimbursable contracts, and 4% from other sales including commercial contracts.
Fixed-price contracts are typically (i) firm fixed-price, (ii) fixed-price-incentive fee, or (iii) fixed-price level of effort contracts. For firm fixed-price contracts, Aerojet Rocketdyne performs work for a fixed price and realizes all of the profit or loss resulting from variations in costs during contract performance. For fixed-price-incentive fee contracts, Aerojet Rocketdyne receives increased or decreased fees or profits based upon actual performance against established targets or other criteria. For fixed-price level of effort contracts, Aerojet Rocketdyne generally receives a structured fixed price per labor hour, dependent upon the customer’s labor hour needs. All fixed-price contracts present the risk of unreimbursed cost overruns potentially resulting in lower than expected contract profit margin and losses.
Cost-reimbursable contracts are typically (i) cost plus fixed fee, (ii) cost plus incentive fee, or (iii) cost plus award fee contracts. For cost plus fixed fee contracts, Aerojet Rocketdyne typically receives reimbursement of its costs, to the extent the costs are allowable under contractual and regulatory provisions, in addition to receiving a fixed fee. For cost plus incentive fee contracts and cost plus award fee contracts, Aerojet Rocketdyne receives adjustments to the contract fee, within designated limits, based on actual results as compared with contractual targets for factors such as cost, performance, quality, and schedule.
In addition, OTA contracts are becoming more prevalent in initial phases of U.S. government procurements. An OTA is a special vehicle used by federal agencies for obtaining or advancing research and development or prototypes. The U.S. government's procurement regulations and certain procurement statutes do not apply to OTAs, and accordingly, other transaction authority gives agencies the flexibility necessary to develop agreements tailored to a particular transaction. Our sales and backlog figures do not include work we have under contracts obligated by the customer under an OTA. See our discussion below under "Research and Development" on our OTA with the U.S. Air Force in a public-private partnership to jointly develop the AR1 engine.
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
Additional information about the risks relating to government contracts and regulations appears in "Risk Factors" in Item 1A of this Report.

Backlog
Information concerning backlog appears in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations under the caption “Operating Segment Information.”

Seasonality
Aerojet Rocketdyne’s business is not subject to predictable seasonality. Primary factors affecting the timing of our sales include the timing of U.S. government awards, the availability of U.S. government funding, contractual product delivery requirements, and customer acceptances.
Research and Development ("R&D")
We view R&D efforts as critical to maintaining our leadership position in markets in which we compete. Our R&D is primarily supported by customer funding.
Our company-funded R&D efforts include expenditures for technical activities that are vital to the development of new products, services, processes or techniques, as well as those expenses for significant improvements to existing products or processes.
Our R&D expenditures for the periods presented were as follows:

	Year Ended			One month ended
	December 31,	December 31,	November 30,	December 31,
	2017	2016	2015	2015
	(In millions)
Customer-sponsored	$561.1	$513.0	$485.8	$33.7
Company-sponsored	44.6	43.0	74.4	4.6
Total R&D expenditures	$605.7	$556.0	$560.2	$38.3
The Company-sponsored R&D expenditures in fiscal 2017, 2016, 2015, and the one month ended December 31, 2015 included $16.8 million, $20.5 million, $48.2 million, and $2.7 million, respectively, of AR1 R&D expenses, see discussion below.
AR1
In February 2016, pursuant to an OTA, the U.S. Air Force selected Aerojet Rocketdyne and ULA to share in a public-private partnership to develop jointly the AR1 engine. The total agreement is valued at $804.0 million with the U.S. Air Force investing two-thirds of the funding required to complete development of the AR1 engine by 2019, and is being conducted in four phases, with each being an option to progress the project at pre-defined decision points. The work is expected to be completed no later than December 31, 2019. Through December 31, 2017, the U.S. Air Force has obligated $174.0 million with Aerojet Rocketdyne contributing $77.3 million and ULA contributing $6.1 million in cash and $3.6 million in "in-kind" R&D expenses. On February 1, 2018, the U.S. Air Force authorized phase two of the program, which obligates the U.S. Air Force to an additional $95.5 million and Aerojet Rocketdyne and ULA to an additional $47.8 million. The total potential investment by Aerojet Rocketdyne and its partners, if all options are exercised, is $268.0 million. The U.S. Air Force contributions are recognized proportionately as an offset to R&D expenses. The AR1 inception to date project costs at December 31, 2017, were as follows (in millions):

AR1 R&D costs incurred	$245.6
Less amounts funded by the U.S. Air Force	(147.7)
Less amounts funded by ULA	(9.7)
AR1 R&D costs net of reimbursements	$88.2
Of the $88.2 million AR1 investment, $32.1 million was expensed and $56.1 million was applied to our contracts.
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
We are also impacted, as is the rest of the industry, by fluctuations in the sustained availability, prices and lead-times of raw materials used in production on various fixed-price contracts, particularly on multi-year programs. We continue to experience volatility in the price and lead-times of certain commodity metals, electronic components, and constituent chemicals. An emerging challenge to the extended supply chain is the regulatory requirements to comply with stringent cyber security regulations that may influence the cost of materials and services on U.S. government contracts. We are actively working to identify these costs to obtain protection in our contracts.
Additional information about the risks relating to suppliers and raw materials appears in "Risk Factors" in Item 1A of this Report.
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
Real Estate
We own 11,451 acres of land adjacent to U.S. Highway 50 between Rancho Cordova and Folsom, California east of Sacramento (“Sacramento Land”). Acquired in the early 1950s for our aerospace and defense operations, large portions were used solely to provide safe buffer zones around hazardous operations. Modern changes in propulsion technology coupled with the relocation of certain of our propulsion operations led us to determine large portions of the Sacramento Land were no longer needed for operations. Consequently, our plan has been to re-entitle the Sacramento Land for new uses and explore various opportunities to optimize its value.
The Sacramento Land is made up of 5,203 acres used for our aerospace and defense operations, 685 acres available for future entitlement, and 5,563 acres for future development under the brand name “Easton”. Easton has 3,904 acres that are fully entitled. The term “entitlement” is generally used to denote the required set of regulatory approvals required to allow land to be zoned for new requested uses. Required regulatory approvals vary with each jurisdiction and each zoning proposal and may include permits, land use master plans, zoning designations, state and federal environmental documentation, and other regulatory approvals unique to the land. The entitlement and development process in California is long and uncertain with approvals required from various authorities, including local jurisdictions, and in select projects, permits required by federal agencies such as the U.S. Army Corps of Engineers and the U.S. Department of Interior, Fish and Wildlife Service, and others prior to construction.
As Easton continues to execute re-entitlement and pre-development activities, we are pursuing all monetization options and are exploring how to maximize value from Easton. Value creation and monetization may include outright land sales and/or joint ventures with real estate developers, residential builders, and/or other third parties. The new housing market and local economy in the Sacramento region are in recovery, and we expect this trend to continue. We believe the long-term prospect for the Sacramento region represents an attractive and affordable alternative to the San Francisco Bay Area and other large metropolitan areas of California.

The following table summarizes the Sacramento Land (in acres):

	Environmentally Unrestricted	Environmentally Restricted (1)	Total	Entitled
Glenborough and Easton Place	1,043	349	1,392	1,392
Rio del Oro	1,818	491	2,309	2,309
Westborough	1,387	272	1,659	—
Hillsborough (2)	51	97	148	148
Office Park and Auto Mall	47	8	55	55
Total Easton acreage	4,346	1,217	5,563	3,904
Operations land (3)	24	5,179	5,203
Land available for future entitlement (4)	443	242	685
Total Sacramento Land	4,813	6,638	11,451
_________

(1)
Indicates land subject to restrictions imposed by state and/or federal regulatory agencies because of our historical propulsion system testing and manufacturing activities. We are actively working with the various regulatory agencies to have the restrictions removed as early as practicable, and the solutions to use these lands within Easton have been accounted for in the various land use plans and granted entitlements. See Note 8(c) in notes to consolidated financial statements for a discussion of the federal and/or state environmental restrictions affecting portions of the Sacramento Land.

(2) The remaining 148 acres designated in Hillsborough will be transferred, per the completed purchase and sale contract, when the required environmental remediation work is completed. See Note 1(t) of the notes to the consolidated financial statements.

(3)	We believe that the operations land is adequate for our long-term needs.

(4)
We believe it will be several years before any of this excess Sacramento Land is available for future change in entitlement. Some of this excess land is outside the current Urban Services Boundary established by the County of Sacramento and all of it is far from existing infrastructure, making it uneconomical to pursue entitlement for this land at this time.

Leasing & Other Real Estate
We currently lease approximately 0.4 million square feet of office space in Sacramento to various third parties. These leasing activities generated $6.4 million in revenue in fiscal 2017.
We also own approximately 580 acres of land in Chino Hills, California. This property was used for the manufacture and testing of ordnance. With the sale of our ordnance business in the mid-1990s, we closed this facility and commenced clean-up of the site. We continue to work with state regulators and the City of Chino Hills to complete those efforts.
Environmental Matters
Our current and former business operations are subject to, and affected by, federal, state, local, and foreign environmental laws and regulations relating to the discharge, treatment, storage, disposal, investigation, and remediation of certain materials, substances, and wastes. Our policy is to conduct our business with due regard for the preservation and protection of the environment. We continually assess compliance with these regulations, and we believe our current operations are materially in compliance with all applicable environmental laws and regulations.
On January 12, 1999, Aerojet Rocketdyne and the U.S. government reached a settlement agreement (“Global Settlement”) which established a cost-sharing ratio with respect to the cleanup costs of prior environmental contamination. Additionally, in conjunction with the sale of our Electronics and Information Systems ("EIS") business in 2001, we entered into an agreement with Northrop (the “Northrop Agreement”) whereby Aerojet Rocketdyne is reimbursed by Northrop for a portion of environmental expenditures eligible for recovery under the Global Settlement, subject to an annual and a cumulative limitation.
Operation and maintenance costs associated with environmental compliance and management of contaminated sites are a normal, recurring part of operations. Most of our environmental costs are incurred by our Aerospace and Defense segment, and certain of these future costs are allowed to be included in our contracts with the U.S. government.
Allowable environmental costs are charged to our contracts as the costs are incurred. Because these costs are recovered through forward-pricing arrangements, the ability of Aerojet Rocketdyne to continue recovering these costs from the U.S. government depends on Aerojet Rocketdyne’s sustained business volume from U.S. government contracts and programs.

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
We did not incur material capital expenditures for environmental control facilities in fiscal 2017 nor do we anticipate any material capital expenditures in fiscal 2018 and 2019. See Management’s Discussion and Analysis in Part II, Item 7 “Environmental Matters” of this Report for additional information.
Additional information on the risks related to environmental matters can be found under “Risk Factors” in Item 1A of this Report, including the material effects on compliance with environmental regulations that may impact our competitive position and operating results.
Employees
As of December 31, 2017, 14% of our 5,157 employees were covered by collective bargaining agreements. Significant collective bargaining agreements are due to expire in the fall of 2018. We believe that our relations with our employees and unions are good.
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
Sales, directly and indirectly, to the U.S. government and its agencies accounted for approximately 92% of our total net sales in fiscal 2017. Our contracts typically permit the U.S. government to unilaterally modify or terminate a contract or to discontinue funding for a particular program at any time. The cancellation of a contract, if terminated for cause, could also subject us to liability for the excess costs incurred by the U.S. government in procuring undelivered items from another source. If terminated for convenience, our recovery of costs would be limited to amounts already incurred or committed (including severance costs for terminated employees), and our profit would be limited based on the work completed prior to termination.
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
In fiscal 2017, approximately 60% of our net sales were from fixed-price contracts, most of which are in mature production mode. Under fixed-price contracts, we agree to perform specified work for a fixed price and realize all of the profit or loss resulting from variations in the costs of performing the contract. As a result, all fixed-price contracts involve the inherent risk of unreimbursed cost overruns. To the extent we were to incur unanticipated cost overruns on a program or platform subject to a fixed-price contract, our profitability would be adversely affected. Future profitability is subject to risks including the ability of suppliers to deliver components of acceptable quality on schedule and the successful implementation of automated tooling in production processes.
In fiscal 2017, approximately 36% of our net sales were from cost reimbursable contracts. Under cost reimbursable contracts, we agree to be reimbursed for allowable costs and be paid a fee. If our costs are in excess of the final target cost, fees and our margin may be adversely affected. If our costs exceed authorized contract funding or they do not qualify as allowable costs under applicable regulations, those costs are expensed, and we will not be reimbursed for those costs. Cost overruns may adversely affect our financial performance and our ability to win new contracts.
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
During fiscal 2015, we initiated the first phase ("Phase I") of the CIP comprised of activities and initiatives aimed at reducing costs in order for us to continue to compete successfully. Phase I is composed of three major components: (i) facilities optimization and footprint reduction; (ii) product affordability; and (iii) reduced administrative and overhead costs. On April 6, 2017, the Board of Directors approved the second phase (“Phase II”) of our previously announced CIP. Pursuant to Phase II, we expanded CIP and further consolidated our Sacramento, California, and Gainesville, Virginia sites, while centralizing and expanding our existing presence in Huntsville, Alabama. We have incurred and will continue to incur significant expenditures to implement the CIP, and we expect to realize significant future cost savings as a result. The cost savings will be realized by the U.S government in the form of more competitive pricing. The CIP may not be successful in achieving these cost savings and other benefits within the expected timeframes, may be insufficient to successfully restructure our operations through, among other ways, the relocation of programs or the inability to transition institutional program knowledge, to conform with the changes affecting our industry, may disrupt our operations, or may be more costly than currently anticipated. See additional information in Note 11 in notes to the consolidated financial statements.
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
We routinely experience cyber security threats, threats to our information technology infrastructure and unauthorized attempts to gain access to our sensitive information, as do our customers, suppliers, subcontractors, and other partners. We may experience similar security threats at customer sites that we operate and manage as a contractual requirement.

Prior cyber attacks directed at us have not had a material impact on our financial results, however this may not continue to be the case in the future. Cyber security assessment analyses undertaken by us identified and prioritized steps to enhance our cyber security safeguards. We are in the process of implementing these recommendations to enhance our threat detection and mitigation processes and procedures. Despite the implementation of these new safeguards, there can be no assurance that we will adequately protect our information or that we will not experience any future successful attacks. The threats we face vary from attacks common to most industries to more advanced and persistent, highly organized adversaries who target us because we protect national security information. If we are unable to protect sensitive information, our customers or governmental authorities could question the adequacy of our threat mitigation and detection processes and procedures. Due to the evolving nature of these security threats, however, the impact of any future incident cannot be predicted.
We recently outsourced certain information technology and cyber security functions to third-party contractors in order to take advantage of advanced cyber security technologies. The transition may present unexpected security vulnerabilities, additional costs, and result in our having less control over the performance and delivery of such services.
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
The release, unplanned ignition, explosion, or improper handling of dangerous materials used in our business could disrupt our operations and could adversely affect our financial results.
Our business operations involve the handling, production, and disposition of potentially explosive and ignitable energetic materials and other dangerous chemicals, including motors and other materials used in rocket propulsion. Despite our use of specialized facilities to handle dangerous materials and intensive employee training programs, the handling, production, transport, and disposition of hazardous materials could result in incidents that temporarily shut down or otherwise disrupt our manufacturing operations and could cause production delays. It is possible that a release of these chemicals or an unplanned ignition or explosion could result in death or significant injuries to employees and others. Material property damage to us and third parties could also occur. The use of these products in applications by our customers could also result in liability if an explosion, unplanned ignition or fire were to occur. Extensive regulations apply to the handling of explosive and energetic materials, including but not limited to, regulations governing hazardous substances and hazardous waste. The failure to properly store and ultimately dispose of such materials could create significant liability and/or result in regulatory sanctions. Any release, unplanned ignition or explosion could expose us to adverse publicity or liability for damages or cause production delays, any of which could have a material adverse effect on our operating results, financial condition, and/or cash flows.

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
We are also impacted, as is the rest of the industry, by fluctuations in the sustained availability, prices and lead-times of raw materials used in production on various fixed-price contracts, particularly on multi-year programs. We continue to experience volatility in the price and lead-times of certain commodity metals, electronic components, and constituent chemicals. Additionally, we may not be able to continue to negotiate with our customers for economic and/or price adjustment clauses tied to obsolete materials and commodity indices to reduce program impact. The DoD also continues to rigorously enforce the provisions of the “Berry Amendment” which imposes a requirement to procure certain strategic materials critical to national security only from U.S. sources. While availability has not been a significant issue, cost remains a concern as this industry continues to quote “price in effect” at time of shipment terms, increasing the cost risk to our programs. An emerging challenge to the extended supply chain is the U.S. government contracting regulations to comply with stringent cyber security regulations that may influence the cost of material and services on U.S. government contracts. We are actively working to identify these costs to obtain protection in our contracts. Further, a relatively recent Missile Defense Agency ("MDA") requirement to pre-approve supplier background screening processes of personnel that will have access to “controlled unclassified information” and separately approve any supplier personnel with dual citizenship has been challenging due to delays at MDA in approving requests which will potentially impact the award of subcontracts while approval is pending.
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
As of the last measurement date at December 31, 2017, the assets, projected benefit obligations, and unfunded pension obligation were $931.2 million, $1,442.9 million, and $511.7 million, respectively. We expect to make cash contributions of approximately $42.0 million to our tax-qualified defined benefit pension plan in fiscal 2018 of which $37.5 million is expected to be recoverable from our U.S. government contracts in fiscal 2018 with the remaining $4.5 million being potentially recoverable from our U.S. government contracts in the future. During fiscal 2017, we made cash contributions of $75.8 million to our tax-qualified defined benefit pension plan of which $33.7 million was recoverable from our U.S. government contracts in fiscal 2017 with the remaining $42.1 million expected to be recoverable from our U.S. government contracts in the future. We generally are able to recover cash contributions related to our tax-qualified defined benefit pension plan as allowable costs on our U.S. government contracts, but there can be differences between when we contribute cash to our tax-qualified defined benefit pension plan under pension funding rules and recover it under Cost Accounting Standards ("CAS").
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
We are subject to federal, state, local, and foreign environmental laws and regulations that, among other things, require us to obtain permits to operate and install pollution control equipment and regulate the generation, storage, handling, transportation, treatment, and disposal of hazardous and solid wastes. These requirements may become more stringent in the future. Additional regulations dictate how and to what level we remediate contaminated soils and the level to which we are required to clean contaminated groundwater. These requirements may also become more stringent in the future. We may also be subject to fines and penalties relating to the operation of our existing and formerly owned businesses. We have been and are subject to toxic tort and asbestos lawsuits as well as other third-party lawsuits, due to either our past or present use of hazardous substances or the alleged on-site or off-site contamination of the environment through past or present operations. We may incur material costs in defending these claims and lawsuits and any similar claims and lawsuits that may arise in the future. Contamination at our current and former properties is subject to investigation and remediation requirements under federal, state and local laws and regulations, and the full extent of the required remediation has not yet been determined. Any adverse judgment or cash outlay could have a significant adverse effect on our operating results, financial condition, and/or cash flows.
Although some of our environmental expenditures may be recoverable and we have established reserves, given the many uncertainties involved in assessing liability for environmental claims, our reserves may not be sufficient, which could adversely affect our financial results and cash flows.
As of December 31, 2017, the aggregate range of our estimated future environmental obligations was $341.4 million to $503.4 million and the accrued amount was $341.4 million. We believe the accrued amount for future remediation costs represents the costs that could be incurred by us over the contractual term, if any, or the next fifteen years of the estimated remediation, to the extent they are probable and reasonably estimable. However, in many cases the nature and extent of the required remediation has not yet been determined. Given the many uncertainties involved in assessing liability for environmental claims, our reserves may prove to be insufficient. For example, in fiscal 2016, we reached a decision with the U.S. government on the treatment of certain utility costs related to the Sacramento site resulting in a reserve increase of $59.4 million. We evaluate the adequacy of those reserves on a quarterly basis, and adjust them as appropriate. In addition, the reserves are based only on known sites and the known contamination at those sites. It is possible that additional sites needing remediation may be identified or that unknown contamination at previously identified sites may be discovered. It is also possible that the regulatory agencies may change clean-up standards for chemicals of concern such as ammonium perchlorate and trichloroethylene. This could lead to additional expenditures for environmental remediation in the future and, given the uncertainties involved in assessing liability for environmental claims, our reserves may prove to be insufficient.
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
We have a substantial amount of debt for which we are required to make interest and principal payments. Interest on long-term financing is not a recoverable cost under our U.S. government contracts. As of December 31, 2017, we had $670.9 million of debt principal. Subject to the limits contained in some of the agreements governing our outstanding debt, we may incur additional debt in the future. Our maintenance of higher levels of indebtedness could have adverse consequences including impairing our ability to obtain additional financing in the future.
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
Based on our existing debt agreements, we were in compliance with our financial and non-financial covenants as of December 31, 2017. Any of the covenants described in this risk factor may restrict our operations and our ability to pursue potentially advantageous business opportunities. Our failure to comply with these covenants could result in an event of default that, if not cured or waived, could result in the acceleration of our amended and restated senior credit facility entered into on June 17, 2016 (the “Senior Credit Facility”) with the lenders identified therein and Bank of America, N.A., as administrative agent and the 2.25% Convertible Senior Notes ("2 1/4% Notes"). In addition, our failure to pay principal and interest when due is a default under the Senior Credit Facility, and in certain cases, would cause cross defaults on the 2 1/4% Notes.
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

•
if our land use plans are approved by the appropriate governmental authorities, we may face lawsuits from those who oppose such plans (such lawsuits and the costs associated with such opposition could be material and have an adverse effect on our ability to sell property or realize income from our projects); and

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
As of December 31, 2017, 14% of our 5,157 employees were covered by collective bargaining agreements. In the future, if we are unable to negotiate acceptable new agreements with the unions, upon expiration of the existing contracts, we could experience a strike or work stoppage. Even if we are successful in negotiating new agreements, the new agreements could call for higher wages or benefits paid to union members, which would increase our operating costs and could adversely affect our profitability. If our unionized workers were to engage in a strike or other work stoppage, or other non-unionized operations were to become unionized, we could experience a significant disruption of operations at our facilities or higher ongoing labor costs. A strike or other work stoppage in the facilities of any of our major customers or suppliers could also have similar effects on us.
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
Facilities
Corporate Headquarters
Aerojet Rocketdyne Holdings, Inc.
222 N. Sepulveda Blvd., Suite 500
El Segundo, California 90245
Operating/Manufacturing/Research/Design/Marketing Locations

Aerospace and Defense El Segundo, California*
Design/Manufacturing Facilities: Camden, Arkansas (owned and leased); Carlstadt, New Jersey*; Chatsworth, California; Gainesville, Virginia*; Hancock County, Mississippi*; Huntsville, Alabama*; Jonesborough, Tennessee**; Orange, Virginia; Orlando, Florida*; Rancho Cordova, California; Redmond, Washington; Socorro, New Mexico; West Palm Beach, Florida*
Marketing/Sales Offices: Arlington, Virginia*
Real Estate
Rancho Cordova, California
__________

*	Indicates a leased property.

**	Owned and operated by Aerojet Ordnance Tennessee, Inc., a 100% owned subsidiary of Aerojet Rocketdyne.
We believe each of the facilities is suitable and adequate for the business conducted at that facility taking into account current and planned future needs.

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
Asbestos Litigation
The Company has been, and continues to be, named as a defendant in lawsuits alleging personal injury or death due to exposure to asbestos in building materials, products, or in manufacturing operations. The majority of cases are pending in Texas and Illinois. There were 59 asbestos cases pending as of December 31, 2017.
Given the lack of any significant consistency to claims (i.e., as to product, operational site, or other relevant assertions) filed against the Company, the Company is generally unable to make a reasonable estimate of the future costs of pending claims or unasserted claims.
The aggregate settlement costs and legal and administrative fees associated with asbestos cases were immaterial for fiscal 2017, 2016, 2015, and the one month ended December 31, 2015.
Socorro
On May 12, 2015, a complaint for personal injuries, loss of consortium and punitive damages was filed by James Chavez, Andrew Baca, and their respective spouses, against Aerojet Rocketdyne and the Board of Regents of New Mexico Tech in the Seventh Judicial District, County of Socorro, New Mexico, James Chavez, et al., vs. Aerojet Rocketdyne, Inc., et al., Case No. D725CV201500047. Messrs. Chavez and Baca were employees of Aerotek, a contractor to Aerojet Rocketdyne, who were injured when excess energetic materials being managed by the Energetic Materials Research and Testing Center, a research division of New Mexico Tech, ignited in an unplanned manner. The complaint alleges causes of action based on negligence and negligence per se, strict liability, and willful, reckless and wanton conduct against Aerojet Rocketdyne, and seeks unspecified compensatory and punitive damages. Trial is scheduled for June 18, 2018. No liability for this matter has been recorded by the Company as of December 31, 2017.
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
As of February 15, 2018, there were 6,070 holders of record of our common stock. On February 15, 2018, the last reported sale price of our common stock on the New York Stock Exchange was $27.59 per share.
Information concerning long-term debt appears in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations under the caption “Liquidity and Capital Resources” and in Part II, Item 8. Consolidated Financial Statements and Supplementary Data at Note 6 in notes to consolidated financial statements. Our Senior Credit Facility restricts the payment of dividends, and we do not anticipate paying cash dividends in the foreseeable future.
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
Common Stock
Our common stock is listed on the New York Stock Exchange under the trading symbol “AJRD.” The following table lists, on a per share basis for the periods indicated, the high and low sale prices for the common stock as reported by the New York Stock Exchange:

	Common Stock Price
	High	Low
Fiscal 2017
First Quarter	$22.99	$17.69
Second Quarter	$23.27	$20.06
Third Quarter	$36.25	$20.77
Fourth Quarter	$35.91	$27.66
Fiscal 2016
First Quarter	$17.20	$13.98
Second Quarter	$18.86	$15.52
Third Quarter	$19.16	$16.80
Fourth Quarter	$21.40	$16.04

Stock Performance Graph
The following graph compares the cumulative total stockholder returns, calculated on a dividend reinvested basis, on $100 invested in our common stock in November 2012 with the cumulative total return of (i) the Standard & Poor’s 500 Composite Stock Price Index (“S&P 500 Index”), and (ii) the Standard & Poor’s 500 Aerospace & Defense Index. The stock price performance shown on the graph is not necessarily indicative of future performance.
Comparison of Cumulative Total Stockholder Return Among
Aerojet Rocketdyne, S&P 500 Index, and the S&P 500 Aerospace & Defense Index,
November 2012 through December 2017

Company/Index	Base Period 2012	Year ended
		November 30,	November 30,	November 30,	December 31,	December 31,
		2013	2014	2015	2016	2017

Aerojet Rocketdyne Holdings, Inc.	$100.00	$199.35	$181.52	$190.65	$195.11	$339.13
S&P 500 Index	100.00	130.30	152.27	156.45	172.40	210.04
S&P 500 Aerospace & Defense	100.00	153.67	175.96	187.61	221.31	312.90

Item 6. Selected Financial Data
The following selected financial data is qualified by reference to and should be read in conjunction with the consolidated financial statements, including the notes thereto in Item 8. Consolidated Financial Statements and Supplementary Data and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	Year end					One month ended
	December 31,	December 31,	November 30,	November 30,	November 30,	December 31,
	2017	2016	2015	2014	2013	2015
	(In millions, except per share amounts)
Net sales	$1,877.2	$1,761.3	$1,708.3	$1,602.2	$1,378.1	$96.3
Net (loss) income	(9.2)	18.0	(16.2)	(50.0)	162.9	7.0
Basic (loss) income per share of common stock	(0.13)	0.27	(0.27)	(0.86)	2.68	0.11
Diluted (loss) income per share of common stock	(0.13)	0.27	(0.27)	(0.86)	2.05	0.10
Supplemental statement of operations information:
Net (loss) income	$(9.2)	$18.0	$(16.2)	$(50.0)	$162.9	$7.0
Income tax provision (benefit)	96.1	11.2	0.3	16.3	(198.4)	2.0
Interest expense	30.9	32.5	50.4	52.7	48.7	3.8
Interest income	(3.5)	(0.6)	(0.3)	(0.1)	(0.2)	—
Depreciation and amortization	72.6	64.9	65.1	63.7	43.5	5.1
Retirement benefits, net (1)	39.5	41.4	67.6	36.5	65.0	5.6
Unusual items:
Acquisition costs	1.0	—	—	—	20.0	—
(Gain) loss on legal matters and settlements	(2.0)	—	50.0	0.9	(0.5)	0.4
Loss on bank amendment	—	0.1	—	0.2	—	—
Loss on debt repurchased/redeemed	—	34.4	1.9	60.6	5.0	—
Adjusted EBITDAP (Non-GAAP measure)	$225.4	$201.9	$218.8	$180.8	$146.0	$23.9
Adjusted EBITDAP (Non-GAAP measure) as a percentage of net sales	12.0%	11.5%	12.8%	11.3%	10.6%	24.8%
Net (loss) income as percentage of net sales	(0.5)%	1.0%	(0.9)%	(3.1)%	11.8%	7.3%
Stock-based compensation expense (benefit)	$22.0	$12.9	$8.6	$5.7	$14.1	$(0.4)
Environmental remediation provision adjustments	8.2	18.3	17.3	10.8	8.4	(0.1)
Cash flow information:
Cash flow provided by operating activities	$212.8	$158.7	$67.6	$151.9	$77.6	$0.1
Cash flow used in investing activities	(66.4)	(47.1)	(35.8)	(35.7)	(474.9)	(1.2)
Cash flow (used in) provided by financing activities	(21.7)	90.2	(86.6)	(47.9)	432.8	(1.5)
Balance Sheet information:
Total assets	$2,258.7	$2,249.5	$2,034.9	$1,918.6	$1,752.1	$2,023.3
Total debt principal	670.9	725.6	652.0	782.2	699.2	650.6
________
(1) Retirement benefits are net of cash funding to our tax-qualified defined benefit pension plan which are recoverable costs under our U.S. government contracts. Our recoverable tax-qualified pension costs in fiscal 2017 and 2016 totaled $33.7 million and $27.5 million, respectively.

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
Overview
A summary of the significant financial highlights for fiscal 2017 which management uses to evaluate our operating performance and financial condition is presented below.

•	Net sales for fiscal 2017 totaled $1,877.2 million compared with $1,761.3 million for fiscal 2016.

•	Net loss for fiscal 2017 was $(9.2) million, or $(0.13) loss per share, compared with net income of $18.0 million, or $0.27 diluted income per share, for fiscal 2016.

•
On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act makes broad and complex changes to the U.S. tax code. Among other provisions, the Tax Act reduced the federal corporate statutory income tax rate from 35% to 21% beginning in 2018. In accordance with the rate reduction, we wrote down our net deferred tax assets by $64.6 million which unfavorably affected our effective tax rate by 74.4%. We expect the tax rate in future years to be between 27% and 29%.

•	Adjusted EBITDAP (Non-GAAP measure*) for fiscal 2017 was $225.4 million, compared with $201.9 million for fiscal 2016.

•
Segment performance before environmental remediation provision adjustments, retirement benefits, net, and unusual items (Non-GAAP measure*) was $205.4 million for fiscal 2017, compared with $188.4 million for fiscal 2016.

•	Cash provided by operating activities in fiscal 2017 totaled $212.8 million, compared with $158.7 million in fiscal 2016.

•	Free cash flow (Non-GAAP measure*) in fiscal 2017 totaled $183.4 million, compared with $111.1 million in fiscal 2016.

•	Total contract backlog as of December 31, 2017 was $4.6 billion compared with $4.5 billion as of December 31, 2016.

•	Total funded backlog as of December 31, 2017 was $2.1 billion compared with $2.3 billion as of December 31, 2016.
_________
* We provide Non-GAAP measures as a supplement to financial results based on GAAP. A reconciliation of the Non-GAAP measures to the most directly comparable GAAP measures is presented later in the Management’s Discussion and Analysis under the heading “Operating Segment Information” and “Use of Non-GAAP Financial Measures.”
We have a long-term view on value creation and may take initiatives that we believe offer substantial future prospects even if they may dampen near term performance. In addition, our portfolio of contracts includes programs which last for decades and range from lower margin cost-plus development programs to higher margin fixed-price production programs.  Further, the mix of those programs can vary substantially. We intend to strengthen our competitive advantage by continuously improving operational excellence through our CIP programs and continue to invest in R&D initiatives. We also intend to grow our business and plan to work with our customers to expand markets for current products, develop upgrades to extend product life, and develop the requirements for future systems. We plan to maintain a diversified and broad business mix, a favorable balance of cost-reimbursable and fixed-price type contracts, a significant follow-on business and an attractive customer profile. Finally, we intend to complement our growth strategy through select acquisitions that broaden our product and service offerings, deepen our capabilities, and provide entry into new markets.
Some of the significant challenges we face are dependence upon U.S. government programs and contracts, future reductions or changes in U.S. government spending in our markets, implementation of the CIP, environmental matters, capital structure, and our underfunded retirement benefit plans.
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

Sales to the U.S. government and its agencies, including sales to our significant customers disclosed below, were as follows:

Percentage of Net Sales
Fiscal 2017	92%
Fiscal 2016	91%
Fiscal 2015	90%
One month ended December 31, 2015	85%
The following are percentages of net sales by principal end user in fiscal 2017:

NASA	30%
U.S. Air Force	23
U.S. Army	16
Missile Defense Agency	12
U.S. Navy	9
Other U.S. government	2
Total U.S. government customers	92
Other customers	8
Total	100%
The following are percentages of net sales for significant programs, all of which are included in the U.S. government sales and are comprised of multiple contracts.

	Year Ended			One month ended
	December 31,	December 31,	November 30,	December 31,
	2017	2016	2015	2015
RS-25 program	14%	12%	12%	10%
Standard Missile program	9	12	14	12
THAAD program	9	13	13	13
The demand for certain of our services and products is directly related to the level of funding of U.S. government programs.
Customers that represented more than 10% of net sales for the periods presented were as follows:

	Year Ended			One month ended
	December 31,	December 31,	November 30,	December 31,
	2017	2016	2015	2015
Lockheed Martin	24%	27%	29%	24%
ULA	22	21	19	28
Raytheon	17	20	20	19
NASA	17	13	11	10
Our sales to each of the major customers listed above involve several product lines and programs.
Industry Update
Information concerning our industry appears in Part I, Item 1. Business under the caption “Industry Overview.”
Competitive Improvement Program
During fiscal 2015, we initiated Phase I of the CIP comprised of activities and initiatives aimed at reducing costs in order for us to continue to compete successfully. Phase I is composed of three major components: (i) facilities optimization and footprint reduction; (ii) product affordability; and (iii) reduced administrative and overhead costs. On April 6, 2017, the Board of Directors approved Phase II of our previously announced CIP. Pursuant to Phase II, our plans are to expand CIP and further consolidate our Sacramento, California, and Gainesville, Virginia sites, while centralizing and expanding our existing presence in Huntsville, Alabama. When fully implemented, we anticipate that the CIP will result in annual cost reductions of $230 million.
We currently estimate that we will incur restructuring and related costs of the Phase I and II programs of approximately $235.1 million (including approximately $60.5 million of capital expenditures). We incurred $79.5 million of such costs through December 31, 2017, including $32.5 million in capital expenditures.
Environmental Matters
Our current and former business operations are subject to, and affected by, federal, state, local, and foreign environmental laws and regulations relating to the discharge, treatment, storage, disposal, investigation, and remediation of certain materials, substances, and wastes. See Notes 8(c) and 8(d) of the notes to consolidated financial statements and "Environmental Matters" below for summary of our environmental reserve activity.
Capital Structure
We have a substantial amount of debt for which we are required to make interest and principal payments. Interest on long-term financing is not a recoverable cost under our U.S. government contracts. As of December 31, 2017, we had $670.9 million of debt principal outstanding.
Retirement Benefits
We expect to make cash contributions of approximately $42.0 million to our tax-qualified defined benefit pension plan in fiscal 2018 of which $37.5 million is expected to be recoverable from our U.S. government contracts in fiscal 2018 with the remaining $4.5 million being potentially recoverable from our U.S. government contracts in the future. During fiscal 2017, we made cash contributions of $75.8 million to our tax-qualified defined benefit pension plan of which $33.7 million was recoverable from our U.S. government contracts in fiscal 2017 with the remaining $42.1 million expected to be recoverable from our U.S. government contracts in the future. We generally are able to recover cash contributions related to our tax-qualified defined benefit pension plan as allowable costs on our U.S. government contracts, but there can be differences between when we contribute cash to our tax-qualified defined benefit pension plan under pension funding rules and recover it under CAS.
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
Results of Operations:
Net Sales:

	Year Ended			Year Ended
	December 31,	December 31,		December 31,	November 30,
	2017	2016	Change*	2016	2015	Change**
	(In millions)
Net sales:	$1,877.2	$1,761.3	$115.9	$1,761.3	$1,708.3	$53.0
 * Primary reason for change. The increase in net sales was primarily due to an increase of $158.0 million in space programs primarily driven by the following (i) the RS-25 program development and integration effort in support of the SLS development program; (ii) increased development effort and volume on the Commercial Crew Development program; and (iii) increased deliveries on the Atlas V program. The increase in net sales was partially offset by a decrease of $36.5 million in defense programs primarily driven by the timing of deliveries on the THAAD and Standard Missile programs partially offset by the net sales generated from the Coleman Aerospace acquisition. Further, as a result of the 2016 calendar, Aerojet Rocketdyne had 53 weeks of operations in fiscal 2016 compared with 52 weeks of operations in fiscal 2017. The additional week of operations, which occurred in the fourth quarter of fiscal 2016 and accounted for $32.2 million in additional net sales, is included in the above discussion of program changes.

** Primary reason for change. The increase in net sales was primarily due to the following (i) an increase of $95.0 million on space launch programs primarily driven by increased deliveries on the RL10 program and the transition of the Commercial Crew Development program from development activities to initial production and (ii) an increase of $37.2 million on air defense programs primarily driven by the transition of the PAC-3 contracts to full-rate production. These factors were partially offset by (i) the sale of approximately 550 acres of our Sacramento Land for $42.0 million in fiscal 2015 and (ii) a decrease of $36.8 million in the various Standard Missile contracts primarily from the timing of deliveries on the Standard Missile-3 Block IB contract and Standard Missile MK72 booster contract. Further, as a result of the 2016 calendar, Aerojet Rocketdyne had 53 weeks of operations in fiscal 2016 compared with 52 weeks of operations in fiscal 2015. The additional week of operations, which occurred in the fourth quarter of fiscal 2016 and accounted for $32.2 million in additional net sales, is included in the above discussion of program changes.

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
Cost of Sales (exclusive of items shown separately below):

	Year Ended			Year Ended
	December 31,	December 31,		December 31,	November 30,
	2017	2016	Change*	2016	2015	Change**
	(In millions, except percentage amounts)
Components of cost of sales:
Cost of sales excluding retirement benefits	$1,562.2	$1,477.4	$84.8	$1,477.4	$1,409.3	$68.1
Retirement benefits	53.2	50.0	3.2	50.0	50.2	(0.2)
Cost of sales	$1,615.4	$1,527.4	$88.0	$1,527.4	$1,459.5	$67.9
Percentage of net sales	86.1%	86.7%		86.7%	85.4%
Percentage of net sales excluding retirement benefits	83.2%	83.9%		83.9%	82.5%
* Primary reason for change. The decrease in cost of sales as a percentage of net sales excluding retirement benefits was primarily due to favorable contract performance on numerous programs as a result of overhead cost reductions and reduced program risks, most notably on the THAAD program, partially offset by cost growth and manufacturing inefficiencies in fiscal 2017 on electric propulsion contracts.
** Primary reason for change. The increase in cost of sales as a percentage of net sales excluding retirement benefits was primarily due to the fiscal 2015 land sale of approximately 550 acres of Sacramento Land resulting in gross profit of $30.6 million.

One month ended December 31,
2015
(In millions, except percentage amounts)
Components of cost of sales:
Cost of sales excluding retirement benefits	$71.3
Retirement benefits	4.1
Cost of sales	$75.4
Percentage of net sales	78.3%
Percentage of net sales excluding retirement benefits	73.9%
Cost of sales as a percentage of net sales excluding retirement benefits for the month ended December 31, 2015 included favorable changes in contract estimates due to better than expected performance primarily on the Standard Missile and THAAD programs as a result of manufacturing efficiencies and risk mitigation. These favorable factors were partially offset by contract losses on an electric propulsion contract.
AR1 Research and Development:

	Year Ended			Year Ended
	December 31,	December 31,		December 31,	November 30,
	2017	2016	Change	2016	2015	Change*
	(In millions, except percentage amounts)
AR1 R&D:	$—	$—	$—	$—	$32.1	$32.1
Percentage of net sales	—%	—%		—%	1.9%
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

	Year Ended			One month ended
	December 31,	December 31,	November 30,	December 31,
	2017	2016	2015	2015
		(In millions)
AR1 R&D costs allocated to U.S. government contracts	$16.8	$20.5	$16.1	$2.7
AR1 R&D costs not allocated to U.S. government contracts	—	—	32.1	—
Total	$16.8	$20.5	$48.2	$2.7

Selling, General and Administrative Expense (“SG&A”):

	Year Ended			Year Ended
	December 31,	December 31,		December 31,	November 30,
	2017	2016	Change*	2016	2015	Change**
	(In millions, except percentage amounts)
Components of SG&A:
SG&A excluding retirement benefits and stock-based compensation	$25.0	$21.8	$3.2	$21.8	$23.0	$(1.2)
Stock-based compensation	22.0	12.9	9.1	12.9	8.6	4.3
Retirement benefits	20.0	18.9	1.1	18.9	17.4	1.5
SG&A	$67.0	$53.6	$13.4	$53.6	$49.0	$4.6
Percentage of net sales	3.6%	3.0%		3.0%	2.9%
Percentage of net sales excluding retirement benefits and stock-based compensation	1.3%	1.2%		1.2%	1.3%
 * Primary reason for change. The increase in SG&A expense was primarily driven by an increase of $9.1 million in stock-based compensation primarily as a result of increases in the fair value of stock appreciation rights, the accelerated vesting of stock awards to a former executive officer, and the August 2016 stock award granted to the Executive Chairman that vested according to the attainment of share prices ranging from $22 per share to $27 per share of our common stock.
** Primary reason for change. The increase in SG&A expense was primarily driven by an increase of $4.3 million in stock-based compensation which was primarily a result of an increase in performance based stock compensation.

One month ended December 31,
2015
(In millions, except percentage amounts)
Components of SG&A:
SG&A excluding retirement benefits and stock-based compensation	$1.7
Stock-based compensation	(0.4)
Retirement benefits	1.5
SG&A	$2.8
Percentage of net sales	2.9%
SG&A expense as a percentage of net sales for the month ended December 31, 2015 was relatively proportional to the first quarter of fiscal 2016.

Depreciation and Amortization:

	Year Ended			Year Ended
	December 31,	December 31,		December 31,	November 30,
	2017	2016	Change*	2016	2015	Change**
	(In millions)
Components of depreciation and amortization:
Depreciation	$56.7	$49.6	$7.1	$49.6	$49.8	$(0.2)
Amortization	13.7	13.3	0.4	13.3	13.4	(0.1)
Accretion	2.2	2.0	0.2	2.0	1.9	0.1
Depreciation and amortization	$72.6	$64.9	$7.7	$64.9	$65.1	$(0.2)
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

One month ended December 31,
2015
(In millions)
Components of depreciation and amortization:
Depreciation	$3.8
Amortization	1.1
Accretion	0.2
Depreciation and amortization	$5.1
Depreciation and amortization expense for the month ended December 31, 2015 was relatively proportional to the first quarter of fiscal 2016.
Other Expense, Net and Loss On Debt:

	Year Ended			Year Ended
	December 31,	December 31,		December 31,	November 30,
	2017	2016	Change*	2016	2015	Change**
	(In millions)
Other expense, net and loss on debt:	$7.9	$54.3	$(46.4)	$54.3	$68.4	$(14.1)
* Primary reason for change. The decrease was primarily due to a decrease of $35.5 million in unusual items (discussed below) and a decrease of $10.1 million in environmental remediation expenses (see discussion of "Environmental Matters" below).
** Primary reason for change. The decrease in other expense, net was primarily due to a decrease of $17.4 million in unusual items charges (see discussion of unusual items below).

One month ended December 31,
2015
(In millions)
Other expense, net:	$0.2
The $0.2 million of other expense, net for the month ended December 31, 2015 was insignificant.

Total unusual items, comprised of a component of other expense, net and loss on debt in the consolidated statements of operations, was as follows:

	Year Ended			One month ended
	December 31,	December 31,	November 30,	December 31,
	2017	2016	2015	2015
	(In millions)
Aerospace and Defense:
(Gain) loss on legal matters and settlements (1)	$(2.0)	$—	$50.0	$0.4
Aerospace and defense unusual items	(2.0)	—	50.0	0.4
Corporate:
Loss on debt repurchased (2)	—	34.4	1.9	—
Acquisition costs (1)	1.0	—	—
Loss on bank amendment (1)	—	0.1	—	—
Corporate unusual items	1.0	34.5	1.9	—
Total unusual items	$(1.0)	$34.5	$51.9	$0.4
________
(1) Operating (income) expense
(2) Non-operating expense
Fiscal 2017 Activity:
We recorded $2.0 million of realized gains, net of interest associated with the failure to register with the SEC the issuance of certain of our common shares under the defined contribution 401(k) employee benefit plan. On May 30, 2017, we made a registered rescission offer to buy back unregistered shares from eligible Plan participants at the original purchase price plus interest, or to reimburse eligible Plan participants for losses they may have incurred if their shares had been sold. The actual cost of the registered rescission offer was less than the previously estimated costs. The registered rescission offer expired on June 30, 2017 and settlement payments of $3.5 million under the offer have been completed in the third quarter of fiscal 2017.
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

Interest Income:

	Year Ended			Year Ended
	December 31,	December 31,		December 31,	November 30,
	2017	2016	Change*	2016	2015	Change**
	(In millions)
Interest income:	$3.5	$0.6	$2.9	$0.6	$0.3	$0.3
 * Primary reason for change. The increase in interest income was primarily due to higher average cash balances and interest rates.
**  Primary reason for change. Interest income was immaterial for the period presented.
Interest Expense:

	Year Ended			Year Ended
	December 31,	December 31,		December 31,	November 30,
	2017	2016	Change*	2016	2015	Change**
	(In millions)
Components of interest expense:
Contractual interest and other	$22.4	$30.2	$(7.8)	$30.2	$47.7	$(17.5)
Amortization of debt discount and deferred financing costs	8.5	2.3	6.2	2.3	2.7	(0.4)
Interest expense	$30.9	$32.5	$(1.6)	$32.5	$50.4	$(17.9)
* Primary reason for change. The decrease in interest expense was primarily due to the retirement of the principal amount of our delayed draw term loan in the first quarter of fiscal 2016, the redemption of the 7 1/8% Senior Secured Notes in the third quarter of fiscal 2016, and the conversion of 4 1/16% Convertible Subordinated Debentures (“4 1/16% Debentures”) to common shares. The decrease was partially offset by interest expense on the debt incurred on the Senior Credit Facility at a variable interest rate of 3.82% as of December 31, 2017 and the issuance of the 2 1/4% Notes in December 2016 at an effective interest rate of 5.8%.
**  Primary reason for change. The decrease in interest expense was primarily due to the retirement of the principal amount of our delayed draw term loan in the first quarter of fiscal 2016 and the redemption of the 7 1/8% Notes in the third quarter of fiscal 2016. The decrease was partially offset by interest expense on the debt incurred on the Senior Credit Facility at a lower variable interest rate (3.02% as of December 31, 2016).

One month ended December 31,
2015
(In millions)
Components of interest expense:
Contractual interest and other	$3.6
Amortization of deferred financing costs	0.2
Interest expense	$3.8
Interest expense for the month ended December 31, 2015 was proportional to our interest expense for the first quarter of fiscal 2016.
Income Tax Provision:

	Year Ended			One month ended
	December 31,	December 31,	November 30,	December 31,
	2017	2016	2015	2015
	(In millions)
Income tax provision	$96.1	$11.2	$0.3	$2.0
In fiscal 2017, our effective tax rate was an income tax expense of 110.6% on pre-tax income of $86.9 million. Our effective tax rate differed from the 35.0% statutory federal income tax rate primarily due to the change in the federal statutory tax rate from 35% to 21% under the Tax Act of 2017. The one time reduction to deferred tax assets due to the Tax Act was

$64.6 million or a 74.4% increase to the effective tax rate. Before applying the effects of the Tax Act, the effective tax rate was 36.2%. This rate differs from the 35% federal income tax rate due to an increase from state income taxes partially offset by R&D credits and favorable adjustments to uncertain tax positions. We expect the tax rate in future years to be between 27% and 29%.
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
The carrying value of our deferred tax assets is dependent on our ability to generate sufficient taxable income in the future. Our valuation allowance of $1.7 million remained unchanged from prior year.
As of December 31, 2017, the liability for uncertain income tax positions was $2.8 million. Due to the uncertainty regarding the timing of potential future cash flows associated with these liabilities, we are unable to make a reasonably reliable estimate of the amount and period in which these liabilities might be paid.
Retirement Benefit Plans:
Components of retirement benefits are:

	Year Ended			One month ended
	December 31,	December 31,	November 30,	December 31,
	2017	2016	2015	2015
	(In millions)
Service cost	$15.0	$14.0	$10.8	$1.1
Interest cost on benefit obligation	59.1	66.0	65.5	5.5
Assumed return on assets	(64.5)	(70.1)	(88.1)	(6.0)
Amortization of prior service credits	(0.1)	(1.1)	(1.1)	(0.1)
Amortization of net losses	63.7	60.1	80.5	5.1
	$73.2	$68.9	$67.6	$5.6
We estimate that our retirement benefits expense will be approximately $60 million in fiscal 2018.
See “Critical Accounting Policies - Retirement Benefit Plans” for more information about our accounting practices with respect to retirement benefits.
Operating Segment Information:
We evaluate our operating segments based on several factors, of which the primary financial measure is segment performance. Segment performance represents net sales less applicable costs, expenses and provisions for unusual items relating to the segment. Excluded from segment performance are: corporate income and expenses, interest expense, interest income, income taxes, legacy income or expenses, and unusual items not related to the segment. We believe that segment performance provides information useful to investors in understanding our underlying operational performance. In addition, we provide the Non-GAAP financial measure of our operational performance called segment performance before environmental remediation provision adjustments, retirement benefits, and segment unusual items. We believe the exclusion of the items listed above permits an evaluation and a comparison of results for ongoing business operations, and it is on this basis that management internally assesses operational performance.

Aerospace and Defense Segment

	Year Ended			Year Ended
	December 31,	December 31,		December 31,	November 30,
	2017	2016	Change*	2016	2015	Change**
	(In millions, except percentage amounts)
Net sales	$1,870.8	$1,753.9	$116.9	$1,753.9	$1,660.0	$93.9
Segment performance	177.9	143.3	34.6	143.3	48.9	94.4
Segment margin	9.5%	8.2%		8.2%	2.9%
Segment margin before environmental remediation provision adjustments, retirement benefits, net, and unusual items (Non-GAAP measure)	10.8%	10.5%		10.5%	10.0%
Components of segment performance:
Aerospace and Defense before environmental remediation provision adjustments, retirement benefits, net, and unusual items (Non-GAAP measure)	$202.9	$184.1	$18.8	$184.1	$165.7	$18.4
Environmental remediation provision adjustments	(7.5)	(18.3)	10.8	(18.3)	(16.6)	(1.7)
Retirement benefits, net (1)	(19.5)	(22.5)	3.0	(22.5)	(50.2)	27.7
Unusual items	2.0	—	2.0	—	(50.0)	50.0
Aerospace and Defense total	$177.9	$143.3	$34.6	$143.3	$48.9	$94.4
________
(1) Retirement benefits are net of cash funding to our tax-qualified defined benefit pension plan which are recoverable costs under our U.S. government contracts. Our recoverable tax-qualified pension costs in fiscal 2017 and 2016 totaled $33.7 million and $27.5 million, respectively.
 * Primary reason for change. The increase in net sales was primarily due to an increase of $158.0 million in space programs primarily driven by the following (i) the RS-25 program development and integration effort in support of the SLS development program; (ii) increased development effort and volume on the Commercial Crew Development program; and (iii) increased deliveries on the Atlas V program. The increase in net sales was partially offset by a decrease of $36.5 million in defense programs primarily driven by the timing of deliveries on the THAAD and Standard Missile programs partially offset by the net sales generated from the Coleman Aerospace acquisition. Further, as a result of the 2016 calendar, Aerojet Rocketdyne had 53 weeks of operations in fiscal 2016 compared with 52 weeks of operations in fiscal 2017. The additional week of operations, which occurred in the fourth quarter of fiscal 2016 and accounted for $32.2 million in additional net sales, is included in the above discussion of program changes.
Segment margin before environmental remediation provision adjustments, retirement benefits, net, and unusual items in fiscal 2017 compared with fiscal 2016 was up 30 basis points. Items that had a significant impact were favorable contract performance on numerous programs as a result of overhead cost reductions and reduced program risks, most notably on the THAAD program, partially offset by cost growth and manufacturing inefficiencies in fiscal 2017 on electric propulsion contracts.
** Primary reason for change. The increase in net sales was primarily due to the following (i) an increase of $95.0 million on space launch programs primarily driven by increased deliveries on the RL10 program, and the transition of the Commercial Crew Development program from development activities to initial production and (ii) an increase of $37.2 million on air defense programs primarily driven by the transition of the PAC-3 contracts to full-rate production. These factors were partially offset by a decrease of $36.8 million in the various Standard Missile contracts primarily from the timing of deliveries on the Standard Missile-3 Block IB contract and Standard Missile MK72 booster contract. Further, as a result of the 2016 calendar, Aerojet Rocketdyne had 53 weeks of operations in fiscal 2016 compared with 52 weeks of operations in fiscal 2015. The additional week of operations, which occurred in the fourth quarter of fiscal 2016 and accounted for $32.2 million in additional net sales, is included in the above discussion of program changes.
Segment margin before environmental remediation provision adjustments, retirement benefits, net, and unusual items in fiscal 2016 compared with fiscal 2015 was up 50 basis points. Items that had a significant impact include the following: (i) favorable contract performance on the THAAD program as a result of operating performance and lower overhead costs; (ii) a gross contract benefit of $8.1 million in fiscal 2015 associated with the Antares AJ-26 Settlement Agreement; and (iii) cost growth and manufacturing inefficiencies in the current period on electric propulsion contracts.

One month ended December 31,
2015
(In millions, except percentage amounts)
Net sales	$95.8
Segment performance	15.2
Segment margin	15.9%
Segment margin before environmental remediation provision adjustments, retirement benefits, net, and unusual items (Non-GAAP measure)	20.5%
Components of segment performance:
Aerospace and Defense before environmental remediation provision adjustments, retirement benefits, net, and unusual items (Non-GAAP measure)	$19.6
Environmental remediation provision adjustments	0.1
Retirement benefits, net	(4.1)
Unusual items	(0.4)
Aerospace and Defense total	$15.2
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
The segment margin before environmental remediation provision adjustments, retirement benefits, net and unusual items included (i) favorable changes in contract estimates due to better than expected performance on the Standard Missile and THAAD programs as a result of manufacturing efficiencies and risk mitigation and (ii) costs recoveries on retirement benefit plan contributions. These favorable factors were partially offset by contract losses on an electric propulsion contract.
The following table summarizes our backlog:

	As of December 31,
	2017	2016
	(In billions)
Funded backlog	$2.1	$2.3
Unfunded backlog	2.5	2.2
Total contract backlog	$4.6	$4.5
Total contract backlog expected to be filled within one year	$1.7	$1.7
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
Real Estate Segment

	Year Ended			Year Ended
	December 31,	December 31,		December 31,	November 30,
	2017	2016	Change*	2016	2015	Change*
	(In millions)
Net sales	$6.4	$7.4	$(1.0)	$7.4	$48.3	$(40.9)
Segment performance	2.5	4.3	(1.8)	4.3	34.4	(30.1)
* Primary reason for change. During fiscal 2017 and 2016, net sales and segment performance consisted primarily of rental property operations. During fiscal 2015, we recognized net sales of $42.0 million associated with a land sale of approximately 550 acres which resulted in a pre-tax gain of $30.6 million.

One month ended December 31,
2015
(In millions)
Net sales	$0.5
Segment performance	0.2
Net sales and segment performance consisted primarily of rental property operations.
Use of Non-GAAP Financial Measures:
In addition to segment performance (discussed above), we provide the Non-GAAP financial measure of our operational performance called Adjusted EBITDAP. We use this metric to measure our operating performance. We believe that to effectively compare core operating performance from period to period, the metric should exclude items relating to retirement benefits (pension and postretirement benefits), significant non-cash expenses, the impacts of financing decisions on earnings, and items incurred outside the ordinary, on-going and customary course of our operations. Accordingly, we define Adjusted EBITDAP as GAAP net (loss) income adjusted to exclude income taxes, interest expense, interest income, depreciation and amortization, retirement benefits net of cash funding to our tax-qualified defined benefit pension plan that are recoverable under our U.S. government contracts, and unusual items which we do not believe are reflective of such ordinary, on-going and customary activities. Adjusted EBITDAP does not represent, and should not be considered an alternative to, net (loss) income, as determined in accordance with GAAP.

	Year Ended			One month ended
	December 31,	December 31,	November 30,	December 31,
	2017	2016	2015	2015
	(In millions)
Net (loss) income	$(9.2)	$18.0	$(16.2)	$7.0
Income tax provision	96.1	11.2	0.3	2.0
Interest expense	30.9	32.5	50.4	3.8
Interest income	(3.5)	(0.6)	(0.3)	—
Depreciation and amortization	72.6	64.9	65.1	5.1
Retirement benefits, net (1)	39.5	41.4	67.6	5.6
Unusual items	(1.0)	34.5	51.9	0.4
Adjusted EBITDAP	$225.4	$201.9	$218.8	$23.9
Adjusted EBITDAP as a percentage of net sales	12.0%	11.5%	12.8%	24.8%
Net (loss) income as a percentage of net sales	(0.5)%	1.0%	(0.9)%	7.3%
________
(1) Retirement benefits are net of cash funding to our tax-qualified defined benefit pension plan which are recoverable costs under our U.S. government contracts. Our recoverable tax-qualified pension costs in fiscal 2017 and 2016 totaled $33.7 million and $27.5 million, respectively.
In addition to segment performance and Adjusted EBITDAP, we provide the Non-GAAP financial measure of free cash flow. We use this financial measure, both in presenting our results to stakeholders and the investment community, and in our internal evaluation and management of the business. Management believes that this financial measure is useful because it provides supplemental information to assist investors in viewing the business using the same tools that management uses to evaluate progress in achieving our goals (including under our annual cash and long-term compensation incentive plans).

	Year Ended			One month ended
	December 31,	December 31,	November 30,	December 31,
	2017	2016	2015	2015
	(In millions)
Net cash provided by operating activities	$212.8	$158.7	$67.6	$0.1
Capital expenditures	(29.4)	(47.6)	(36.8)	(1.2)
Free cash flow(1)	$183.4	$111.1	$30.8	$(1.1)
 _________

(1) Free Cash Flow, a Non-GAAP financial measure, is defined as cash flow from operating activities less capital expenditures. Free Cash Flow should not be considered in isolation, as a measure of residual cash flow available for discretionary purposes, or as an alternative to cash flows from operations presented in accordance with GAAP.
Because our method for calculating these Non-GAAP measures may differ from other companies’ methods, the Non-GAAP measures presented above may not be comparable to similarly titled measures reported by other companies. These measures are not recognized in accordance with GAAP, and we do not intend for this information to be considered in isolation or as a substitute for GAAP measures.
Environmental Matters:
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
In addition to the costs associated with environmental remediation discussed above, we incur expenditures for recurring costs associated with managing hazardous substances or pollutants in ongoing operations which were immaterial for fiscal 2017, 2016, 2015, and the one month ended December 31, 2015.
The following table summarizes our recoverable amounts, environmental reserves, and range of liability, as of December 31, 2017:

	Recoverable Amount (1)	Reserve	Estimated Range of Liability
	(In millions)
Aerojet Rocketdyne - Sacramento	$156.6	$206.5	$206.5 - $325.2
Aerojet Rocketdyne - Baldwin Park Operable Unit ("BPOU")	88.2	116.4	116.4 - 152.5
Other Aerojet Rocketdyne sites	11.2	13.7	13.7 - 19.2
Other sites	0.7	4.8	4.8 - 6.5
Total	$256.7	$341.4	$341.4 - $503.4
_____

(1)
Excludes the receivable from Northrop of $64.5 million as of December 31, 2017 related to environmental costs already paid (and therefore not reserved) by us in prior years and reimbursable under our agreement with Northrop. The cumulative limitation under our agreement with Northrop was reached in the second quarter of fiscal 2017. See Notes 8(c) and 8(d) of the Notes to Consolidated Financial Statements for additional information.

Environmental Reserves
On a quarterly basis, we review estimated future remediation costs and have an established practice of estimating environmental remediation costs over a fifteen year period, except for those environmental remediation costs with a specific contractual term. Environmental liabilities at the BPOU site are currently estimated through the term of the new project agreement which expires in May 2027. As the period for which estimated environmental remediation costs lengthens, the reliability of such estimates decreases. These estimates consider the investigative work and analysis of engineers, outside environmental consultants, and the advice of legal staff regarding the status and anticipated results of various administrative and legal proceedings. In most cases, only a range of reasonably possible costs can be estimated. In establishing our reserves, the most probable estimate is used when determinable; otherwise, the minimum amount is used when no single amount in the range is more probable. Accordingly, such estimates can change as we periodically evaluate and revise these estimates as new information becomes available. We cannot predict whether new information gained as projects progress will affect the estimated liability accrued. The timing of payment for estimated future environmental costs is influenced by a number of factors such as the regulatory approval process, and the time required designing, constructing, and implementing the remedy.
A summary of our environmental reserve activity:

	Year ended			One month ended
	December 31, 2017	December 31, 2016	November 30, 2015	December 31, 2015
	(In millions)
Opening balance	$349.7	$302.3	$166.0	$306.1
Additions	31.3	87.4	176.6	0.5
Expenditures	(39.6)	(40.0)	(36.5)	(4.3)
Ending balance	$341.4	$349.7	$306.1	$302.3
The $31.3 million of environmental reserve additions in fiscal 2017 was primarily due to the following items: (i) $13.4 million of additional operations and maintenance for treatment facilities; (ii) $6.7 million of additional estimated costs related to the Camden, Arkansas site; (iii) $2.3 million associated with water replacement; and (iv) $8.9 million related to other environmental clean-up matters.
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
The effect of the final resolution of environmental matters and our obligations for environmental remediation and compliance cannot be accurately predicted due to the uncertainty concerning both the amount and timing of future expenditures and due to regulatory or technological changes. We continue our efforts to mitigate past and future costs through pursuit of claims for recoveries from insurance coverage and other PRPs and continued investigation of new and more cost effective remediation alternatives and associated technologies.
Estimated Recoveries
Environmental remediation costs are primarily incurred by our Aerospace and Defense segment, and certain of these costs are recoverable from our contracts with the U.S. government. We currently estimate approximately 24% of our future Aerospace and Defense segment environmental remediation costs will not likely be reimbursable and are expensed.
Allowable environmental remediation costs are charged to our contracts as the costs are incurred. Because these costs are recovered through forward-pricing arrangements, the ability of Aerojet Rocketdyne to continue recovering these costs from the U.S. government depends on Aerojet Rocketdyne’s sustained business volume from U.S. government contracts and programs.
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

The following table summarizes the activity in the current and non-current recoverable amounts from the U.S. government and Northrop:

	Year ended			One month ended
	December 31, 2017	December 31, 2016	November 30, 2015	December 31, 2015
	(In millions)
Opening balance	$333.0	$300.4	$181.4	$303.1
Additions	21.4	67.3	133.6	0.4
Reimbursements	(31.5)	(35.1)	(31.2)	(3.8)
Other adjustments	1.8	1.6	25.4	0.2
Change in Northrop receivable	(3.5)	(1.2)	(6.1)	0.5
Ending balance	$321.2	$333.0	$303.1	$300.4
The activity for recoveries is commensurate with the activity associated with the environmental reserve activity.
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

	Year Ended			One month ended
	December 31,	December 31,	November 30,	December 31,
	2017	2016	2015	2015
	(In millions)
Estimated recoverable amounts from U.S. government contracts and other third parties	$23.1	$69.1	$159.3	$0.6
Expense (benefit) to consolidated statement of operations	8.2	18.3	17.3	(0.1)
Total environmental reserve adjustments	$31.3	$87.4	$176.6	$0.5
Recently Adopted Accounting Pronouncements:
See Note 1(w) to our consolidated financial statements in Item 8. Consolidated Financial Statements of this Report for information relating to our discussion of the effects of recent accounting pronouncements.
Liquidity and Capital Resources:
Net Cash Provided By (Used In) Operating, Investing, and Financing Activities
The change in cash and cash equivalents was as follows:

	Year Ended			One month ended
	December 31,	December 31,	November 30,	December 31,
	2017	2016	2015	2015
	(In millions)
Net Cash Provided by Operating Activities	$212.8	$158.7	$67.6	$0.1
Net Cash Used in Investing Activities	(66.4)	(47.1)	(35.8)	(1.2)
Net Cash (Used in) Provided by Financing Activities	(21.7)	90.2	(86.6)	(1.5)
Net Increase (Decrease) in Cash and Cash Equivalents	$124.7	$201.8	$(54.8)	$(2.6)
Net Cash Provided by Operating Activities
The $212.8 million of cash provided by operating activities in fiscal 2017 was primarily the result of cash provided by income before income taxes adjusted for non-cash items which generated $263.9 million and income tax refunds of $19.9 million which was partially offset by cash of $75.8 million to fund our tax-qualified defined benefit pension plan.

The $158.7 million of cash provided by operating activities in fiscal 2016 was primarily the result of cash provided by income before income taxes adjusted for non-cash items which generated $213.2 million, primarily offset by cash used to fund working capital (defined as accounts receivables, inventories, other current assets, accounts payable, contract advances, real estate activities, and other current liabilities) and cash contributions of $32.8 million to our tax-qualified defined benefit pension plan. The cash used to fund working capital was primarily due to (i) a decrease of $37.4 million in other current liabilities primarily due to the timing of payments associated with income taxes and interest expense and (ii) an increase of $28.9 million in inventories primarily due to the timing of milestone billings and deliveries on the Atlas V and Standard Missile programs. The funding of working capital was partially offset by a decrease of $33.1 million in accounts receivable primarily due to the timing of cash receipts.
The $67.6 million of cash provided by operating activities in fiscal 2015 was primarily the result of cash provided by net loss before income taxes adjusted for non-cash items which generated $129.7 million, offset by cash used to fund the following: (i) a decrease of $18.8 million in other current liabilities primarily related to the CIP, cost reduction initiatives, and the amounts paid to UTC related to Transition Service Agreements; (ii) an increase of $19.5 million in inventories primarily due to the timing of milestone billings and deliveries on the PAC-3 and Standard Missile programs; and (iii) $7.8 million of real estate activities.
The $0.1 million of cash provided by operating activities in December 2015 was primarily due to the cash used to fund working capital offset by net income before income taxes adjusted for non-cash items.
Net Cash Used in Investing Activities
During fiscal 2017, 2016, and 2015 and the one month ended December 31, 2015, we had capital expenditures of $29.4 million, $47.6 million, $36.8 million, and $1.2 million, respectively. The increase in capital expenditures in fiscal 2016 compared with fiscal 2015 is primarily related to construction projects associated with supporting our CIP.
During fiscal 2017, we purchased Coleman Aerospace for $17.0 million and we made a net cash investment of $20.0 million in marketable securities.
Net Cash (Used in) Provided by Financing Activities
During fiscal 2017, we had debt cash payments of $20.0 million (see below). During fiscal 2016, we had $700.6 million in debt cash payments and borrowings of $800.0 million. During fiscal 2015, we had debt cash payments of $81.2 million. During the one month ended December 31, 2015, we had immaterial financing activities.
Debt Activity and Covenants
Our debt principal activity since December 31, 2016 was as follows:

	December 31, 2016	Cash Payments	Non-cash Activity	December 31, 2017
	(In millions)
Term loan	$390.0	$(20.0)	$—	$370.0
2 1/4% Notes	300.0	—	—	300.0
4 1/16% Debentures	35.6	—	(35.6)	—
Capital lease obligations	—	—	0.9	0.9
Total Debt Activity	$725.6	$(20.0)	$(34.7)	$670.9
Our Senior Credit Facility contains covenants requiring us to (i) maintain an interest coverage ratio (the "Consolidated Interest Coverage Ratio") of not less than 3.00 to 1.00 and (ii) maintain a leverage ratio ( the "Consolidated Net Leverage Ratio") not to exceed 3.75 to 1.00 for periods ending from December 31, 2017 through September 30, 2018; and 3.50 to 1.00 for periods ending from December 31, 2018 thereafter, provided that the maximum leverage ratio for all periods shall be increased by 0.50 to 1.00 for two quarters after consummation of a qualified acquisition. We may generally make certain investments, redeem debt subordinated to the Senior Credit Facility and make certain restricted payments (such as stock repurchases) if our Consolidated Net Leverage Ratio does not exceed 3.25 to 1.00 pro forma for such transaction. We are otherwise subject to customary covenants including limitations on asset sales, incurrence of additional debt, and limitations on certain investments and restricted payments.

Financial Covenant	Actual Ratios as of December 31, 2017	Required Ratios
Consolidated Interest Coverage Ratio, as defined under the Senior Credit Facility	10.13 to 1.00	Not less than: 3.00 to 1.00
Consolidated Net Leverage Ratio, as defined under the Senior Credit Facility	2.64 to 1.00	Not greater than: 3.75 to 1.00

We were in compliance with our financial and non-financial covenants as of December 31, 2017.
Outlook
Short-term liquidity requirements consist primarily of recurring operating expenses, including but not limited to costs related to our capital and environmental expenditures, company-funded R&D expenditures, debt service requirements, and retirement benefit plans. We believe that our existing cash and cash equivalents and availability under our revolving credit facility coupled with cash generated from our future operations will provide sufficient funds to meet our operating plan, which includes our CIP Phase I and Phase II, and AR1 engine development costs, for the next twelve months. The operating plan for this period provides for full operation of our businesses, and interest and principal payments on our debt. As of December 31, 2017, we had $535.0 million of cash and cash equivalents and $20.0 million of marketable securities as well as $311.4 million of available borrowings under our Senior Credit Facility. Based on our existing debt agreements, we were in compliance with our financial and non-financial covenants as of December 31, 2017. Our failure to comply with these covenants could result in an event of default that, if not cured or waived by the lenders, could result in the acceleration of the Senior Credit Facility and 2¼% Notes. In addition, our failure to pay principal and interest when due is a default under the Senior Credit Facility, and in certain cases, would cause a cross default on the 2¼% Notes.
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
Potential future acquisitions depend, in part, on the availability of financial resources at an acceptable cost of capital. We expect to utilize cash on hand and cash generated by operations, as well as cash available under our Senior Credit Facility, which may involve renegotiation of credit limits to finance any future acquisitions. Other sources of capital could include the issuance of common and/or preferred stock, and the placement of debt. We periodically evaluate capital markets and may access such markets when circumstances appear favorable. We believe that sufficient capital resources will be available from one or several of these sources to finance any future acquisitions. However, no assurances can be made that acceptable financing will be available, or that acceptable acquisition candidates will be identified, or that any such acquisitions will be accretive to earnings.
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

 Contractual Obligations:
We have contractual obligations and commitments in the form of debt obligations, operating leases, certain other liabilities, and other commitments. The following table summarizes our contractual obligations as of December 31, 2017:

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
	(In millions)
Contractual Obligations:
Long-term debt:
Senior debt	$370.0	$25.0	$65.0	$280.0	$—
Convertible senior notes	300.0	—	—	—	300.0
Capital lease obligations	0.9	0.2	0.4	0.3	—
Interest on long-term debt (1)	84.5	20.7	38.2	19.1	6.5
Huntsville building commitments (2)	83.1	2.2	7.4	7.5	66.0
Outsourced information technology commitment	121.9	29.4	52.7	39.8	—
Postretirement medical and life insurance benefits (3)	33.6	4.8	8.7	7.4	12.7
Operating leases	95.1	15.1	28.7	27.4	23.9
Conditional asset retirement obligations (4)	44.0	1.3	2.6	17.6	22.5
Total	$1,133.1	$98.7	$203.7	$399.1	$431.6
________

(1)	Includes interest on variable debt calculated based on interest rates at December 31, 2017.
(2) See Note 6(d) to our consolidated financial statements in Item 8. Consolidated Financial Statements of this Report for additional information.

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
We may be required to make significant cash contributions in the future to fund our retirement benefit plans, a portion of which we may not be able to immediately recover from our U.S. government contracts. We expect to make cash contributions of approximately $42.0 million to our tax-qualified defined benefit pension plan in fiscal 2018 of which $37.5 million is expected to be recoverable from our U.S. government contracts in fiscal 2018 with the remaining $4.5 million being potentially recoverable from our U.S. government contracts in the future.
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
Arrangements with Off-Balance Sheet Risk:
As of December 31, 2017, arrangements with off-balance sheet risk consisted of:

•	$38.6 million in outstanding commercial letters of credit, the majority of which may be renewed, primarily to collateralize obligations for environmental remediation and insurance coverage.

•	$52.8 million in outstanding surety bonds to primarily satisfy indemnification obligations for environmental remediation coverage.

•	Up to $120.0 million aggregate in guarantees by us of Aerojet Rocketdyne’s obligations to U.S. government agencies for environmental remediation activities.

•	$121.9 million in commitments associated with outsourcing certain information technology and cyber security functions.

•	$83.1 million in commitments associated with our new facilities located in Huntsville, Alabama.

•	Guarantees, jointly and severally, by our material domestic subsidiaries of their obligations under our Senior Credit Facility.

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
Critical Accounting Policies:
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
Under the percentage of completion method, we recognize sales based upon our progress against the contracted performance objectives. Progress is generally measured as costs are incurred (cost-to-cost) or as units are delivered to customers (units-of-delivery) depending on the contractual terms and scope of work of each contract. We use the cost-to-cost measure where the scope of work on contracts principally relates to research and/or development efforts, or the contract is predominantly a development effort with few deliverable units. Under cost-to-cost, we recognize sales as costs are incurred. We use the units-of-delivery measure to recognize sales when contracts require unit deliveries on a frequent and routine basis. Under units-of-delivery, we recognize sales at the contractually agreed upon unit price as units are sold.
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

In our Aerospace and Defense segment, recognition of profit on long-term contracts requires the use of assumptions and estimates related to total contract revenue, the total cost at completion and the measurement of progress towards completion. Due to the nature of the programs, developing the estimated total contract revenue and cost at completion requires the use of significant judgment. Estimates are continually evaluated as work progresses and are revised as necessary. Factors that must be considered in estimating the work to be completed include, but are not limited to: labor productivity, the nature and technical complexity of the work to be performed, availability and cost volatility of materials, subcontractor and vendor performance, warranty costs, volume assumptions, anticipated labor agreements, inflationary trends, schedule delays, availability of funding from the customer, and the recoverability of costs incurred outside the original contract included in any estimates to complete. We review contract performance and cost estimates at least quarterly and more frequently when circumstances significantly change. When a change in estimate is determined to have an impact on contract profit, we will record a positive or negative adjustment to the statement of operations. Changes in estimates and assumptions related to the status of certain long-term contracts may have a material effect on our operating results. The following table summarizes the impact of the change in significant contract accounting estimates on our Aerospace and Defense segment operating results accounted for under the percentage-of-completion method of accounting:

	Year Ended			One month ended
	December 31,	December 31,	November 30,	December 31,
	2017	2016	2015	2015
	(In millions, except per share amounts)
Favorable effect of the changes in contract estimates on income (loss) before income taxes	$37.2	$14.1	$41.2	$11.7
Favorable effect of the changes in contract estimates on net (loss) income	22.3	8.5	24.7	7.0
Favorable effect of the changes in contract estimates on basic net (loss) income per share	0.31	0.13	0.40	0.11
Favorable effect of the changes in contract estimates on diluted net (loss) income per share	0.31	0.11	0.40	0.09
The fiscal 2017 favorable changes in contract estimates were primarily driven by improved performance on numerous programs as a result of overhead cost reductions and reduced program risks, most notably on the THAAD program, partially offset by cost growth and manufacturing inefficiencies in fiscal 2017 on electric propulsion contracts. The fiscal 2016 favorable changes in contract estimates were primarily driven by improved performance on space launch systems primarily due to affordability initiatives and lower overhead costs, partially offset by cost growth and manufacturing inefficiencies on electric propulsion contracts. The one month ended December 31, 2015 favorable changes in contract estimates were primarily driven by improved performance on tactical and missile defense programs primarily due to affordability initiatives and lower overhead costs, partially offset by cost growth and manufacturing inefficiencies on an electric propulsion contract. The fiscal 2015 favorable changes in contract estimates were primarily due to improved performance on space launch systems and missile defense programs primarily due to affordability initiatives and lower overhead costs, and unexpected favorable contract performance on close-out activities on the J-2X program.
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

Other Contract Considerations
The majority of Aerospace and Defense segment sales are driven by pricing based on costs incurred to produce products and perform services under contracts with the U.S. government. Cost-based pricing is determined under the FAR and CAS. The FAR and CAS provide guidance on the types of costs that are allowable and allocable in establishing prices for goods and services from U.S. government contracts. For example, costs such as charitable contributions, advertising, interest expense, and public relations are unallowable, and therefore not recoverable through sales. In addition, we may enter into agreements with the U.S. government that address the subjects of allowability and allocability of costs to contracts for specific matters.
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
We evaluate qualitative factors (including macroeconomic conditions, industry and market considerations, cost factors, and overall financial performance) to determine whether it is necessary to perform the first step of the goodwill test. This step is referred to as the “Step Zero" analysis. If it is determined that it is more likely than not (a likelihood of more than 50%) that the fair value of a reporting unit is less than its carrying amount, we will proceed to the quantitative (“Step One”) analysis to determine the existence and amount of any goodwill impairment. We evaluated goodwill using a “Step Zero" analysis as of October 1, 2017, October 1, 2016, and September 1, 2016 (first day of our fourth quarter), and determined that goodwill was not impaired. On a periodic basis, we will perform a Step One analysis to determine any potential goodwill impairment.
There can be no assurance that our estimates and assumptions made for purposes of our goodwill impairment testing will prove to be accurate predictions of the future. If our assumptions and estimates are incorrect, we may be required to record goodwill impairment charges in future periods.
Retirement Benefit Plans
We discontinued future benefit accruals for our defined benefit pension plans in fiscal 2009. In addition, we provide medical and life insurance benefits to certain eligible retired employees, with varied coverage by employee group. Annual charges are made for the cost of the plans, including administrative costs, interest costs on benefit obligations, and net amortization and deferrals, increased or reduced by the return on assets. We also sponsor a defined contribution 401(k) plan and participation in the plan is available to all employees.
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

We used the following discount rate to determine the benefit obligations for the applicable period:

	Pension Benefits		Medical and Life Insurance Benefits
	As of December 31,		As of December 31,
	2017	2016	2017	2016
Discount rate	3.59%	4.02%	3.37%	3.68%
We used the following assumptions to determine the retirement benefits expense (income) for the applicable period:

	Pension Benefits				Medical and Life Insurance Benefits
	Year Ended			One month ended	Year Ended			One month ended
	December 31,	November 30,	November 30,	December 31,	December 31,	November 30,	November 30,	December 31,
	2017	2016	2015	2015	2017	2016	2015	2015
Discount rate	4.02%	4.36%	3.96%	4.26%	3.68%	3.99%	3.54%	3.87%
Expected long-term rate of return on assets	7.00%	7.00%	8.00%	7.00%	*	*	*	*
______

*	Not applicable as our medical and life insurance benefits are unfunded.
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
 Market conditions and interest rates significantly affect assets and liabilities of our pension plans. Pension accounting permits market gains and losses to be deferred and recognized over a period of years. This “smoothing” results in the creation of other accumulated income or loss which will be amortized to pension costs in future years. The accounting method we utilize recognizes one-fifth of the unamortized gains and losses in the market-related value of pension assets and all other gains and losses including changes in the discount rate used to calculate the benefit obligation each year. Investment gains or losses for this purpose are the difference between the expected return and the actual return on the market-related value of assets which smoothes asset values over three years. Although the smoothing period mitigates some volatility in the calculation of annual pension costs, future pension costs are impacted by changes in the market value of assets and changes in interest rates.
A one percentage point change in the key assumptions would have the following effects on the projected benefit obligations as of December 31, 2017 and on retirement benefits for fiscal 2017:

	Pension Benefits and Medical and Life Insurance Benefits Discount Rate		Expected Long-term Rate of Return	Assumed Healthcare Cost Trend Rate
	Net Periodic Benefit Expense	Projected Benefit Obligation	Net Periodic Pension Benefit Expense	Net Periodic Medical and Life Insurance Benefit Expense	Accumulated Benefit Obligation
	(In millions)
1% decrease	$21.7	$153.5	$9.2	$(0.2)	$(0.7)
1% increase	(18.5)	(128.9)	(9.2)	0.3	0.8
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
Environmental Reserves and Estimated Recoveries
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
On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Act of 2017. The Tax Act makes broad and complex changes to the U.S. tax code. Among other provisions, the Tax Act reduced the federal corporate statutory income tax rate from 35% to 21% beginning in 2018. In accordance with the rate reduction, we wrote down our net deferred tax assets by $64.6 million which unfavorably affected our effective tax rate by 74.4%.
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
Interest Rate Risk
We are exposed to market risk principally due to changes in interest rates. Debt with interest rate risk includes borrowings under our Senior Credit Facility. The interest rate risk related to our tax-qualified pension plan assets and liabilities can be found in the "Retirement Benefit Plans" discussion above. As of December 31, 2017, our debt principal amounts totaled $670.9 million: $300.9 million, or 45%, was at an average fixed rate of 2.26%; and $370.0 million, or 55%, was at a variable rate of 3.82%.
The following table summarizes the estimated fair value and principal amount for outstanding debt obligations:

	Fair Value		Principal Amount
	December 31, 2017	December 31, 2016	December 31, 2017	December 31, 2016
	(In millions)
Term loan	$370.0	$390.0	$370.0	$390.0
2 1/4% Notes	415.3	294.9	300.0	300.0
4 1/16% Debentures	—	70.8	—	35.6
Capital leases	0.9	—	0.9	—
	$786.2	$755.7	$670.9	$725.6
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

Item 8. Consolidated Financial Statements and Supplementary Data
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Aerojet Rocketdyne Holdings, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Aerojet Rocketdyne Holdings, Inc. and its subsidiaries (the “Company”) as of December 31, 2017 and 2016, and the related consolidated statements of operations, of comprehensive income (loss), of stockholders’ equity (deficit), and of cash flows for the years then ended, for the one month ended December 31, 2015, and for the year ended November 30, 2015, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for the years then ended, the one month ended December 31, 2015, and the year ended November 30, 2015 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
Basis for Opinions
The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.
Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ PricewaterhouseCoopers LLP
Los Angeles, California
February 21, 2018
We have served as the Company’s auditor since 2006.

Aerojet Rocketdyne Holdings, Inc.
Consolidated Statements of Operations

	Year Ended			One month ended
	December 31,	December 31,	November 30,	December 31,
	2017	2016	2015	2015
	(In millions, except per share amounts)
Net sales	$1,877.2	$1,761.3	$1,708.3	$96.3
Operating costs and expenses:
Cost of sales (exclusive of items shown separately below)	1,615.4	1,527.4	1,459.5	75.4
AR1 research and development	—	—	32.1	—
Selling, general and administrative expense	67.0	53.6	49.0	2.8
Depreciation and amortization	72.6	64.9	65.1	5.1
Other expense, net:
Legal settlement	—	—	50.0	—
Other	7.9	19.8	16.5	0.2
Total operating costs and expenses	1,762.9	1,665.7	1,672.2	83.5
Operating income	114.3	95.6	36.1	12.8
Non-operating (income) expense:
Loss on debt	—	34.5	1.9	—
Interest income	(3.5)	(0.6)	(0.3)	—
Interest expense	30.9	32.5	50.4	3.8
Total non-operating expense, net	27.4	66.4	52.0	3.8
Income (loss) before income taxes	86.9	29.2	(15.9)	9.0
Income tax provision	96.1	11.2	0.3	2.0
Net (loss) income	$(9.2)	$18.0	$(16.2)	$7.0
(Loss) income per share of common stock
Basic:
Net (loss) income per share	$(0.13)	$0.27	$(0.27)	$0.11
Diluted:
Net (loss) income per share	$(0.13)	$0.27	$(0.27)	$0.10
Weighted average shares of common stock outstanding, basic	73.0	65.6	61.1	62.9
Weighted average shares of common stock outstanding, diluted	73.0	65.7	61.1	72.5
See Notes to Consolidated Financial Statements.

Aerojet Rocketdyne Holdings, Inc.
Consolidated Statements of Comprehensive Income (Loss)

	Year Ended			One month ended
	December 31,	December 31,	November 30,	December 31,
	2017	2016	2015	2015
	(In millions)
Net (loss) income	$(9.2)	$18.0	$(16.2)	$7.0
Other comprehensive income (loss):
Amortization of net actuarial losses, net of $24.5 million, $23.2 million, $31.3 million, and $1.7 million of income taxes in fiscal 2017, 2016, 2015, and one month ended December 31, 2015, respectively	39.0	37.1	49.4	3.4
Actuarial (losses) gains, net of $2.9 million, $4.8 million, $36.9 million, and $4.6 million of income taxes in fiscal 2017, 2016, 2015, and one month ended December 31, 2015, respectively	(8.5)	7.5	(56.6)	(8.6)
Amortization of prior service credits, net of $0.0 million, $0.4 million, $0.4 million, and $0.0 million of income taxes in fiscal 2017, 2016, 2015, and one month ended December 31, 2015, respectively	(0.1)	(0.6)	(0.8)	(0.1)
Other comprehensive income (loss), net of income taxes	30.4	44.0	(8.0)	(5.3)
Comprehensive income (loss)	$21.2	$62.0	$(24.2)	$1.7

See Notes to Consolidated Financial Statements.

Aerojet Rocketdyne Holdings, Inc.
Consolidated Balance Sheets

	As of December 31,
	2017	2016
	(In millions, except per share amounts)
ASSETS
Current Assets
Cash and cash equivalents	$535.0	$410.3
Marketable securities	20.0	—
Accounts receivable	215.5	136.4
Inventories	136.4	185.1
Other current assets, net	109.8	122.9
Total Current Assets	1,016.7	854.7
Noncurrent Assets
Property, plant and equipment, net	359.0	366.0
Recoverable from the U.S. government and other third parties for environmental remediation costs	231.1	239.8
Deferred income taxes	145.8	292.5
Goodwill	161.3	158.1
Intangible assets	85.5	94.4
Other noncurrent assets, net	259.3	244.0
Total Noncurrent Assets	1,242.0	1,394.8
Total Assets	$2,258.7	$2,249.5
LIABILITIES, REDEEMABLE COMMON STOCK, AND STOCKHOLDERS’ EQUITY
Current Liabilities
Current portion of long-term debt	$25.0	$55.6
Accounts payable	100.9	96.2
Reserves for environmental remediation costs	35.2	37.1
Advance payments on contracts	237.8	221.8
Other current liabilities	195.9	173.0
Total Current Liabilities	594.8	583.7
Noncurrent Liabilities
Long-term debt	591.4	608.0
Reserves for environmental remediation costs	306.2	312.6
Pension benefits	492.8	548.2
Other noncurrent liabilities	171.1	161.4
Total Noncurrent Liabilities	1,561.5	1,630.2
Total Liabilities	2,156.3	2,213.9
Commitments and contingencies (Note 8)
Redeemable common stock, par value of $0.10; none issued and outstanding December 31, 2017; 0.1 million shares issued and outstanding as of December 31, 2016	—	1.1
Stockholders’ Equity
Preference stock, par value of $1.00; 15.0 million shares authorized; none issued or outstanding	—	—
Common stock, par value of $0.10; 150.0 million shares authorized; 73.6 million shares issued and outstanding as of December 31, 2017; 69.2 million shares issued and outstanding as of December 31, 2016	7.4	6.9
Other capital	503.1	456.9
Treasury stock at cost, 3.5 million shares as of December 31, 2017 and 2016	(64.5)	(64.5)
Accumulated deficit	(71.0)	(61.8)
Accumulated other comprehensive loss, net of income taxes	(272.6)	(303.0)
Total Stockholders’ Equity	102.4	34.5
Total Liabilities, Redeemable Common Stock and Stockholders’ Equity	$2,258.7	$2,249.5
See Notes to Consolidated Financial Statements.

Aerojet Rocketdyne Holdings, Inc.
Consolidated Statements of Stockholders’ Equity (Deficit)

	Common Stock					Accumulated Other Comprehensive Loss	Total Stockholders' Equity (Deficit)
	Shares	Amount	Other Capital	Treasury Stock	Accumulated Deficit
	(In millions)
November 30, 2014	56.9	$5.9	$287.4	$(64.5)	$(70.6)	$(333.7)	$(175.5)
Net loss	—	—	—	—	(16.2)	—	(16.2)
Other comprehensive loss, net of income taxes	—	—	—	—	—	(8.0)	(8.0)
Reclassification of redeemable common stock	(0.1)	—	0.7	—	—	—	0.7
Tax benefit from shares issued under equity plans	—	—	2.5	—	—	—	2.5
Conversion of debt to common stock	5.5	0.5	48.5	—	—	—	49.0
Repurchase of shares to satisfy tax withholding obligations	(0.3)	—	(6.7)	—	—	—	(6.7)
Stock-based compensation and shares issued under equity plans, net	0.9	0.1	7.7	—	—	—	7.8
November 30, 2015	62.9	6.5	340.1	(64.5)	(86.8)	(341.7)	(146.4)
Net income	—	—	—	—	7.0	—	7.0
Other comprehensive loss, net of income taxes	—	—	—	—	—	(5.3)	(5.3)
Reclassification from redeemable common stock	—	—	(0.7)	—	—	—	(0.7)
Tax benefit from shares issued under equity plans	—	—	2.4	—	—	—	2.4
Repurchase of shares to satisfy tax withholding obligations	—	—	(0.2)	—	—	—	(0.2)
Stock-based compensation and other, net	—	—	1.0	—	—	—	1.0
December 31, 2015	62.9	6.5	342.6	(64.5)	(79.8)	(347.0)	(142.2)
Net income	—	—	—	—	18.0	—	18.0
Other comprehensive income, net of income taxes	—	—	—	—	—	44.0	44.0
Reclassification of redeemable common stock	—	—	0.5	—	—	—	0.5
Tax benefit from shares issued under equity plans	—	—	0.3	—	—	—	0.3
Equity component of convertible debt	—	—	54.5	—	—	—	54.5
Conversion of debt to common stock	5.4	0.4	48.6	—	—	—	49.0
Repurchase of shares for option cost and to satisfy tax withholding obligations	(0.3)	—	(3.9)	—	—	—	(3.9)
Stock-based compensation and shares issued under equity plans, net	1.2	—	14.3	—	—	—	14.3
December 31, 2016	69.2	6.9	456.9	(64.5)	(61.8)	(303.0)	34.5
Net loss	—	—	—	—	(9.2)	—	(9.2)
Other comprehensive income, net of income taxes	—	—	—	—	—	30.4	30.4
Reclassification of redeemable common stock	0.1	—	0.9	—	—	—	0.9
Cumulative effect of change in accounting guidance	—	—	0.3	—	—	—	0.3
Conversion of debt to common stock	3.9	0.4	35.2	—	—	—	35.6
Repurchase of shares for option cost and to satisfy tax withholding obligations	—	—	(6.2)	—	—	—	(6.2)
Stock-based compensation and shares issued under equity plans, net	0.4	0.1	16.0	—	—	—	16.1
December 31, 2017	73.6	$7.4	$503.1	$(64.5)	$(71.0)	$(272.6)	$102.4
See Notes to Consolidated Financial Statements.

Aerojet Rocketdyne Holdings, Inc.
Consolidated Statements of Cash Flows

	Year Ended			One month ended
	December 31,	December 31,	November 30,	December 31,
	2017	2016	2015	2015
	(In millions)
Operating Activities
Net (loss) income	$(9.2)	$18.0	$(16.2)	$7.0
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	72.6	64.9	65.1	5.1
Amortization of debt discount and deferred financing costs	8.5	2.3	2.7	0.2
Stock-based compensation	22.0	12.9	8.6	(0.4)
Retirement benefits, net	(8.2)	30.5	61.4	5.4
Loss on debt repurchased	—	34.4	1.9	—
Other, net	0.7	0.6	(0.3)	—
Changes in assets and liabilities, net of effects from acquisition:
Accounts receivable	(67.6)	33.1	(1.0)	2.0
Inventories	48.6	(28.9)	(19.5)	1.3
Other current assets, net	13.0	(23.8)	(25.7)	(4.8)
Recoverable from the U.S. government and other third parties for environmental remediation costs	8.7	(32.6)	(127.8)	3.2
Other noncurrent assets	(31.4)	(12.6)	10.2	(0.1)
Accounts payable	1.6	27.0	(5.1)	(41.0)
Advance payments on contracts	16.0	(9.1)	6.3	27.2
Other current liabilities	8.2	(37.4)	(18.8)	5.6
Deferred income taxes	125.7	4.8	(27.6)	(7.1)
Reserves for environmental remediation costs	(8.3)	47.4	140.1	(3.8)
Other noncurrent liabilities and other	11.9	27.2	13.3	0.3
Net Cash Provided by Operating Activities	212.8	158.7	67.6	0.1
Investing Activities
Purchases of marketable securities	(24.0)	—	—
Sale of marketable securities	4.0	—	—
Purchase of Coleman Aerospace	(17.0)	—	—	—
Proceeds from sale of technology	—	0.5	1.0	—
Capital expenditures	(29.4)	(47.6)	(36.8)	(1.2)
Net Cash Used in Investing Activities	(66.4)	(47.1)	(35.8)	(1.2)
Financing Activities
Proceeds from issuance of debt	—	800.0	—	—
Debt issuance costs including equity component of convertible debt	—	(9.5)	—	—
Debt repayments/repurchases	(20.0)	(700.6)	(81.2)	(1.3)
Proceeds from shares issued under equity plans, net	4.5	4.2	1.3	—
Repurchase of shares for option cost and to satisfy tax withholding obligations	(6.2)	(3.9)	(6.7)	(0.2)
Net Cash (Used in) Provided by Financing Activities	(21.7)	90.2	(86.6)	(1.5)
Net Increase (Decrease) in Cash and Cash Equivalents	124.7	201.8	(54.8)	(2.6)
Cash and Cash Equivalents at Beginning of Period	410.3	208.5	265.9	211.1
Cash and Cash Equivalents at End of Period	$535.0	$410.3	$211.1	$208.5
Supplemental disclosures of cash flow information
Cash paid for interest	$22.2	$39.0	$49.3	$2.7
Cash paid for income taxes	3.0	31.2	27.9	—
Cash refund for income taxes	22.9	0.1	—	—
Capital leases	0.9	—	—	—
Conversion of debt to common stock	35.6	49.0	49.0	—
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
The Company is a manufacturer of aerospace and defense products and systems with a real estate segment. The Company’s operations are organized into two segments:
Aerospace and Defense — includes the operations of the Company’s wholly-owned subsidiary Aerojet Rocketdyne, Inc. (“Aerojet Rocketdyne”), a leading technology-based designer, developer and manufacturer of aerospace and defense products and systems for the United States (“U.S.”) government, including the Department of Defense (“DoD”), the National Aeronautics and Space Administration (“NASA”), and major aerospace and defense prime contractors.
Real Estate — includes the activities of the Company’s wholly-owned subsidiary Easton Development Company, LLC (“Easton”) related to the re-zoning, entitlement, sale, and leasing of the Company’s excess real estate assets. The Company is currently in the process of seeking zoning changes and other governmental approvals on its excess real estate assets to optimize its value.
In January 2016, the Company's Board of Directors approved a change in the Company's fiscal year-end from November 30 of each year to December 31 of each year. The fiscal year of the Company's subsidiary, Aerojet Rocketdyne, ends on the last Saturday in December. As a result of the change, the Company had a one month transition period in December 2015. Further, as a result of the 2016 calendar, Aerojet Rocketdyne had 53 weeks of operations in fiscal 2016 compared with 52 weeks of operations in fiscal 2017 and fiscal 2015. The additional week of operations, which occurred in the fourth quarter of fiscal 2016, accounted for $32.2 million in additional net sales.
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
c.  Fair Value of Financial Instruments
Financial instruments are classified using a three-tiered fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. The following are measured at fair value:

		Fair value measurement at December 31, 2017
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In millions)
Money market funds	$155.0	$155.0	$—	$—
Commercial paper	135.6	—	135.6	—
U.S. treasury notes	4.1	—	4.1	—
Total	$294.7	$155.0	$139.7	$—

		Fair value measurement at December 31, 2016
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In millions)
Money market funds	$328.5	$328.5	$—	$—
The carrying amounts of certain of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, accrued compensation, and other accrued liabilities, approximate fair value because of their short maturities.
The following table summarizes the estimated fair value and principal amount for outstanding debt obligations:

	Fair Value		Principal Amount
	December 31, 2017	December 31, 2016	December 31, 2017	December 31, 2016
	(In millions)
Term loan	$370.0	$390.0	$370.0	$390.0
2.25% Convertible Senior Notes ("2 1/4% Notes")	415.3	294.9	300.0	300.0
4 1/16% Convertible Subordinated Debentures (“4 1/16% Debentures”)	—	70.8	—	35.6
Capital leases	0.9	—	0.9	—
	$786.2	$755.7	$670.9	$725.6
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
e.  Inventories
Inventories are stated at the lower of cost or market, generally using the average cost method. Costs on long-term contracts and programs in progress represent recoverable costs incurred for production, contract-specific facilities and equipment, allocable operating overhead, advances to suppliers, environmental expenses and, in the case of contracts with the U.S. government, allocable costs deemed allowable from U.S. government procurement regulations for bid and proposal, research and development, and selling, general and administrative expenses. The Company capitalizes costs incurred in advance of contract award or funding in inventories if it determines that contract award or funding is probable. Amounts previously capitalized are expensed when a contract award or funding is no longer probable. Pursuant to contract provisions, agencies of the U.S. government and certain other customers have title to, or a security interest in, inventories related to such contracts as a result of performance-based and progress payments. Such progress payments are reflected as an offset against the related inventory balances.
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
g.  Property, Plant and Equipment, net
Property, plant and equipment are recorded at cost. Refurbishment costs are capitalized in the property accounts, whereas ordinary maintenance and repair costs are expensed as incurred. Depreciation is computed principally by accelerated methods based on the following useful lives:

Buildings and improvements	3 - 40 years
Machinery and equipment	6 - 10 years
Costs related to software acquired, developed or modified solely to meet the Company's internal requirements and for which there are no substantive plans to market for sale are capitalized. Only costs incurred after the preliminary planning stage of the project and after management has authorized and committed funds to the project are eligible for capitalization.
h.  Real Estate Held for Entitlement and Leasing
The Company capitalizes all costs associated with the real estate entitlement and leasing process. The Company classifies activities related to the entitlement, sale, and leasing of its excess real estate assets as operating activities in the consolidated statements of cash flows. Real estate held for entitlement and leasing is included as a component of other noncurrent assets.
i.  Goodwill
Goodwill represents the excess of the purchase price of an acquired enterprise or assets over the fair values of the identifiable assets acquired and liabilities assumed. All of the Company's recorded goodwill resides in the Aerospace and Defense reporting unit. Tests for impairment of goodwill are performed on an annual basis, or at any other time if events occur or circumstances indicate that the carrying amount of goodwill may not be recoverable. Circumstances that could trigger an impairment test include but are not limited to: a significant adverse change in the business climate or legal factors; adverse cash flow trends; an adverse action or assessment by a regulator; unanticipated competition; loss of key personnel; decline in stock price; and results of testing for recoverability of a significant asset group within a reporting unit.
The Company evaluates qualitative factors (including macroeconomic conditions, industry and market considerations, cost factors, and overall financial performance) to determine whether it is necessary to perform the first step of the goodwill test. This step is referred to as the “Step Zero" analysis. If it is determined that it is more likely than not (a likelihood of more than 50%) that the fair value of a reporting unit is less than its carrying amount, the Company will proceed to the quantitative (“Step One”) analysis to determine the existence and amount of any goodwill impairment. The Company evaluated goodwill using a “Step Zero" analysis as of October 1, 2017, October 1, 2016, and September 1, 2016 (first day of the Company's fourth quarter), and determined that goodwill was not impaired.
There can be no assurance that the Company’s estimates and assumptions made for purposes of its goodwill impairment testing will prove to be accurate predictions of the future. If the Company’s assumptions and estimates are incorrect, the Company may be required to record goodwill impairment charges in future periods.
During the year ended December 31, 2016, and in connection with the Company's change in fiscal year end, as described in Note 1(a), from November 30 to December 31, the Company changed its annual test of goodwill impairment from September 1 of each year to October 1 of each year. With respect to its annual goodwill testing date, management believes that this voluntary change in accounting method is preferable as it aligns the annual impairment testing date with the Company's long-range planning cycle, the timing of which has changed consistent with the change in the Company's fiscal year end and which is a significant element in the testing process. In connection with this change, the Company first performed an impairment test as of September 1, 2016 and then performed an additional test as of October 1, 2016. This change in annual testing date did not delay, accelerate or avoid an impairment charge.
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
At the time a liability is recorded for future environmental costs, the Company records an asset for estimated future recoveries that are estimable and probable. Some of the Company’s environmental costs are eligible for future recovery in the pricing of its products and services to the U.S. government and under existing third party agreements. The Company considers the recovery probable based on the Global Settlement, Northrop Grumman Corporation ("Northrop") Agreement, U.S. government contracting regulations, and its long history of receiving reimbursement for such costs (see Notes 8(c) and 8(d)).
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
The changes in the carrying amount of CAROs since November 30, 2014 were as follows (in millions):

Balance as of November 30, 2014	$24.4
Additions and other, net	3.0
Accretion	1.9
Balance as of November 30, 2015	29.3
Accretion	0.2
Balance as of December 31, 2015	29.5
Additions and other, net	(0.9)
Accretion	2.0
Balance as of December 31, 2016	30.6
Additions and other, net	11.2
Accretion	2.2
Balance as of December 31, 2017	$44.0
n.  Advance Payments on Contracts
The Company receives advances from customers which may exceed costs incurred on certain contracts. Such advances or billings in excess of cost and estimated earnings, other than those reflected as a reduction of inventories as progress payments, are classified as current liabilities.
o.  Loss Contingencies
The Company is currently involved in certain legal proceedings and has accrued its estimate of the probable costs and recoveries (in relation to environmental costs) for resolution of these claims. These estimates are based upon an analysis of potential results, assuming a combination of litigation and settlement strategies. It is possible, however, that future results of operations or cash flows for any particular period could be materially affected by changes in estimates or the effectiveness of strategies related to these proceedings.
p.  Warranties
The Company provides product warranties in conjunction with certain product sales. The majority of the Company’s warranties are a one-year standard warranty for parts, workmanship, and compliance with specifications. On occasion, the Company has made commitments beyond the standard warranty obligation. While the Company has contracts with warranty provisions, there is not a history of any significant warranty claims experience. A reserve for warranty exposure is made on a product by product basis when it is both estimable and probable. These costs are included in the program’s estimate at completion and are expensed in accordance with the Company’s revenue recognition methodology for that particular contract.
q.  Revenue Recognition
The Company considers the nature of the individual underlying contract and the type of products and services provided in determining the proper accounting for a particular contract. Each method is applied consistently to all contracts having similar characteristics, as described below.
Under the percentage of completion method, the Company recognizes sales based upon the Company's progress against the contracted performance objectives. Progress is generally measured as costs are incurred (cost-to-cost) or as units are delivered to customers (units-of-delivery) depending on the contractual terms and scope of work of each contract. The Company uses the cost-to-cost measure where the scope of work on contracts principally relates to research and/or development efforts, or the contract is predominantly a development effort with few deliverable units. Under cost-to-cost, the Company recognizes sales as costs are incurred. The Company uses the units-of-delivery measure to recognize sales when contracts require unit deliveries on a frequent and routine basis. Under units-of-delivery, the Company recognizes sales at the contractually agreed upon unit price as units are sold.
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

In the Company’s Aerospace and Defense segment, recognition of profit on long-term contracts requires the use of assumptions and estimates related to total contract revenue, the total cost at completion and the measurement of progress towards completion. Due to the nature of the programs, developing the estimated total contract revenue and cost at completion requires the use of significant judgment. Estimates are continually evaluated as work progresses and are revised as necessary. Factors that must be considered in estimating the work to be completed include, but are not limited to: labor productivity, the nature and technical complexity of the work to be performed, availability and cost volatility of materials, subcontractor and vendor performance, warranty costs, volume assumptions, anticipated labor agreements, inflationary trends, schedule delays, availability of funding from the customer, and the recoverability of costs incurred outside the original contract included in any estimates to complete. The Company reviews contract performance and cost estimates at least quarterly and more frequently when circumstances significantly change. When a change in estimate is determined to have an impact on contract profit, the Company will record a positive or negative adjustment to the statement of operations. Changes in estimates and assumptions related to the status of certain long-term contracts may have a material effect on the Company’s operating results. The following table summarizes the impact of the change in significant contract accounting estimates on the Company’s Aerospace and Defense segment operating results accounted for under the percentage-of-completion method of accounting:

	Year Ended			One month ended
	December 31,	December 31,	November 30,	December 31,
	2017	2016	2015	2015
	(In millions, except per share amounts)
Favorable effect of the changes in contract estimates on income (loss) before income taxes	$37.2	$14.1	$41.2	$11.7
Favorable effect of the changes in contract estimates on net (loss) income	22.3	8.5	24.7	7.0
Favorable effect of the changes in contract estimates on basic net (loss) income per share	0.31	0.13	0.40	0.11
Favorable effect of the changes in contract estimates on diluted net (loss) income per share	0.31	0.11	0.40	0.09
The fiscal 2017 favorable changes in contract estimates were primarily driven by improved performance on numerous programs as a result of overhead cost reductions and reduced program risks, most notably on the Terminal High Altitude Area Defense ("THAAD") program, partially offset by cost growth and manufacturing inefficiencies in fiscal 2017 on electric propulsion contracts. The fiscal 2016 favorable changes in contract estimates were primarily driven by improved performance on space launch systems primarily due to affordability initiatives and lower overhead costs, partially offset by cost growth and manufacturing inefficiencies on electric propulsion contracts. The one month ended December 31, 2015 favorable changes in contract estimates were primarily driven by improved performance on tactical and missile defense programs primarily due to affordability initiatives and lower overhead costs, partially offset by cost growth and manufacturing inefficiencies on an electric propulsion contract. The fiscal 2015 favorable changes in contract estimates were primarily due to improved performance on space launch systems and missile defense programs primarily due to affordability initiatives and lower overhead costs, and unexpected favorable contract performance on close-out activities on the J-2X program.
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

r.  Research and Development ("R&D")
Company-sponsored R&D expenses (reported as a component of cost of sales) were $44.6 million, $43.0 million, $74.4 million, and $4.6 million in fiscal 2017, 2016, 2015 and the one month ended December 31, 2015, respectively. Company-sponsored R&D expenses include the costs of technical activities that are useful in developing new products, services, processes, or techniques, as well as expenses for technical activities that may significantly improve existing products or processes. These expenses are generally allocated among all contracts and programs in progress under U.S. government contractual arrangements. From time to time, the Company believes it is in its best interests to self-fund and not allocate costs for certain R&D activities to the U.S. government contracts and the Company had $32.1 million of such costs in fiscal 2015 related to the AR1 engine, see discussion below.
Customer-sponsored R&D expenditures, which are funded from U.S. government contracts, totaled $561.1 million, $513.0 million, $485.8 million, and $33.7 million in fiscal 2017, 2016, 2015, and the one month ended December 31, 2015, respectively. Expenditures under customer-sponsored R&D funded U.S. government contracts are accounted for as sales and cost of products sold.
AR1 Research and Development
Company-sponsored R&D expenses (reported as a component of cost of sales) are generally reimbursed via allocation of such expenses among all contracts and programs in progress under U.S. government contractual arrangements. The newest large liquid booster engine development project, the AR1, accounted for $56.1 million of such reimbursable costs from inception through December 31, 2017. In February 2016, pursuant to an Other Transaction Agreement, the U.S. Air Force selected Aerojet Rocketdyne and United Launch Alliance ("ULA") to share in a public-private partnership to develop jointly the AR1 engine. The total agreement is valued at $804.0 million with the U.S. Air Force investing two-thirds of the funding required to complete development of the AR1 engine by 2019. The work is expected to be completed no later than December 31, 2019, and is being conducted in four phases, with each being an option to progress the project at pre-defined decision points. Through December 31, 2017, the U.S. Air Force has obligated $174.0 million with Aerojet Rocketdyne contributing $77.3 million and ULA contributing $6.1 million in cash and $3.6 million in "in-kind" R&D expenses. On February 1, 2018, the U.S. Air Force authorized phase two of the program, which obligates the U.S. Air Force to an additional $95.5 million and Aerojet Rocketdyne and ULA to an additional $47.8 million. The total potential investment by Aerojet Rocketdyne and its partners, if all options are exercised, is $268.0 million. The U.S. Air Force contributions are recognized proportionately as an offset to R&D expenses. In the event the Company records a receivable for a milestone prior to expending the prospective proportional share to be contributed by the Company, the amount is recorded as an accrued liability until earned. The AR1 inception to date project costs at December 31, 2017, were as follows (in millions):

AR1 R&D costs incurred	$245.6
Less amounts funded by the U.S. Air Force	(147.7)
Less amounts funded by ULA	(9.7)
AR1 R&D costs net of reimbursements	$88.2
Of the $88.2 million AR1 investment, $32.1 million was expensed and $56.1 million was applied to the Company's contracts.
s.  Stock-based Compensation
The Company recognizes stock-based compensation in the statements of operations at the grant-date fair value of stock awards issued to employees and directors over the vesting period. The Company also grants Stock Appreciation Rights (“SARs”) awards which are similar to the Company’s employee stock options, but are settled in cash rather than in shares of common stock, and are classified as liability awards. Compensation cost for these awards is determined using a fair-value method and remeasured at each reporting date until the date of settlement. The Company accounts for forfeitures when they occur for consistency with the U.S. government recovery accounting practice.
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
As of February 28, 2015, the Company classified approximately 550 acres, known as Hillsborough and representing a portion of the 5,563 acre Easton plan, as assets held for sale as a result of its plans to sell the Hillsborough land. During fiscal 2015, the Company finalized the Hillsborough land sale for a total purchase price of $57.0 million which was comprised of $46.7 million cash and $10.3 million of promissory notes. The total acreage covered by the Hillsborough land transaction was approximately 700 acres, of which approximately 550 acres was recognized as a sale in fiscal 2015. At the initial closing, the buyer paid $40.0 million cash and executed a $9.0 million promissory note secured by a first lien Deed of Trust on a portion of the sale property which resulted in a pre-tax gain of $30.6 million in fiscal 2015. In addition, approximately 150 acres of this land, including a 50-acre portion known as “Area 40,” was held back from the initial closing. Upon receipt of regulatory approvals, a closing will take place for the sale of the developable portions of such holdback acreage for a purchase price of $6.7 million in cash. For operating segment reporting, the Hillsborough land has been reported as a part of the Real Estate segment. A summary of the impact of the land sale on the consolidated statement of operations for fiscal 2015 was as follows (in millions):

Net sales from land sale	$42.0
Cost of sales from land sale	11.4
Income before income taxes from land sale	30.6
Income tax provision related to land sale	12.7
Net income from land sale	$17.9
u.   Concentrations
Dependence upon U.S. government programs and contracts
Sales to the U.S. government and its agencies, including sales to the Company’s significant customers discussed below, were as follows:

Percentage of Net Sales
Fiscal 2017	92%
Fiscal 2016	91%
Fiscal 2015	90%
One month ended December 31, 2015	85%
The following are percentages of net sales for significant programs, all of which are included in the U.S. government sales and are comprised of multiple contracts.

	Year Ended			One month ended
	December 31,	December 31,	November 30,	December 31,
	2017	2016	2015	2015
RS-25 program	14%	12%	12%	10%
Standard Missile program	9	12	14	12
THAAD program	9	13	13	13
The demand for certain of the Company’s services and products is directly related to the level of funding of U.S. government programs.

Major customers
Customers that represented more than 10% of net sales for the periods presented were as follows:

	Year Ended			One month ended
	December 31,	December 31,	November 30,	December 31,
	2017	2016	2015	2015
Lockheed Martin Corporation ("Lockheed Martin")	24%	27%	29%	24%
ULA	22	21	19	28
Raytheon Company ("Raytheon")	17	20	20	19
NASA	17	13	11	10
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
Customers that represented more than 10% of accounts receivable for the periods presented were as follows:

	As of December 31,
	2017	2016

The Boeing Company ("Boeing")	35%	13%
Raytheon	16	17
Lockheed Martin	12	17
NASA	11	14
ULA	11	20
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
Workforce
As of December 31, 2017, 14% of the Company’s employees were covered by collective bargaining agreements.
v.  Related Parties
Warren G. Lichtenstein, the Executive Chairman of the Company is also the Executive Chairman of Steel Partners Holdings L.P. (“Steel Holdings”) and the Chief Executive Officer of Steel Partners Ltd. (“SPL”), which entities beneficially own 5.6% and less than 1%, respectively, of the Company’s common stock according to a Schedule 13D/A filed on December 26, 2017 by Steel Holdings, SPL and certain other reporting persons listed therein. The Company received services of $0.6 million, $0.9 million, $1.1 million, and zero in fiscal 2017, 2016, 2015, and the one month ended December 31, 2015, respectively, from Steel Holdings and SPL, which primarily included administrative services and the use of an aircraft for business travel. As of December 31, 2017 and 2016, the Company had liabilities due to such entities of $0.2 million and $0.2 million, respectively.

FMR LLC (“FMR”) owned 3% and 13% of the Company’s Common Stock at December 31, 2017 and 2016, respectively. FMR is the parent company of Fidelity Workplace Services, LLC, Fidelity Stock Plan Services, LLC and other Fidelity subsidiaries which provide certain benefit services such as 401(k) plan administration, Health Savings Accounts administration, stock-based compensation administration, and Employee Stock Purchase Plan administration. In addition, certain of the investment alternatives provided through the Company’s 401(k) plan include funds managed by FMR. The Company received services of $0.8 million, $0.3 million, $0.4 million, and zero in fiscal 2017, 2016, 2015, and the one month ended December 31, 2015, respectively, from FMR primarily for employee benefit services. These amounts exclude expenses charged to the Company’s employees by FMR for investment management services. As of December 31, 2017 and 2016, the Company had a payable due to FMR of less than $0.1 million for both periods.
Lucas-Milhaupt, Inc., an indirect wholly-owned subsidiary of Steel Holdings, sold $0.2 million in raw materials to the Company for the manufacture of its products in fiscal 2017.
GAMCO Investors, Inc. (“GAMCO”) owned 12% of the Company's common stock at December 31, 2017 and 2016.  The Company received services of $1.1 million, $1.1 million, $1.1 million, and $0.1 million in fiscal 2017, 2016, 2015, and the one month ended December 31, 2015, respectively, from GAMCO for investment management fees of the Company’s defined benefit pension plan assets.
BlackRock, Inc. (“BlackRock”) owned 15% and 12% of the Company's common stock at December 31, 2017 and 2016, respectively. The Company invests in money market funds managed by BlackRock.
The Vanguard Group, Inc. (“Vanguard”) owned 10% of the Company’s common stock at December 31, 2017. Certain of the investment alternatives offered through the Company’s 401(k) plan include funds managed by Vanguard.
w.  Accounting Pronouncements
Recently Adopted Accounting Pronouncements
In August 2014, the Financial Accounting Standards Board (“FASB”) issued an amendment to the accounting guidance related to the evaluation of an entity's ability to continue as a going concern. The amendment establishes management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern in connection with preparing financial statements for each annual and interim reporting period. The update also gives guidance to determine whether to disclose information about relevant conditions and events when there is substantial doubt about an entity’s ability to continue as a going concern. The Company adopted this guidance as of December 31, 2016 and no additional information was required to be presented as a result of the adoption. As such, the new standard did not have an impact on the Company's financial position, results of operations, or cash flows.
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
In March 2016, the FASB amended the existing accounting guidance related to stock compensation. The amendment requires all income tax effects of awards to be recognized in the income statement when awards vest and allows a choice to account for forfeitures on an estimated or actual basis. There is also a requirement to present excess income tax benefits as an operating activity on the statement of cash flows. Effective January 1, 2017, the Company adopted the amendment requiring recognition of excess tax benefits and tax deficiencies in the income statement prospectively. In addition, the Company elected to change its accounting policy to account for forfeitures when they occur for consistency with the U.S. government recovery accounting practices on a modified retrospective basis. The Company also elected to adopt the amendment related to the presentation of excess tax benefits within operating activities on the statement of cash flows, retrospectively.
In January 2017, the FASB issued an amendment to the accounting guidance related to goodwill impairment. The update eliminates "Step 2" which involves determining the implied fair value of goodwill and comparing it to the carrying amount of goodwill to measure the goodwill impairment loss, if any. The quantitative assessment "Step 1" will be used to determine both the existence and amount of goodwill impairment. The standard should be applied on a prospective basis and is effective for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019, with early adoption permitted. The Company adopted this new accounting guidance in conjunction with its annual impairment test on October 1, 2017. The adoption did not have an impact on the Company's financial position, results of operations, or cash flows.
In August 2016, the FASB issued an amendment to the accounting guidance related to classification of certain cash receipts and cash payments in the statement of cash flows. The standard provides guidance for eight targeted changes with respect to how cash receipts and cash payments are classified in the statement of cash flows, with the objective of reducing diversity in practice. The Company adopted this new accounting guidance on December 31, 2017. The adoption did not have an impact on the Company's financial position, results of operations, or cash flows.
In November 2016, the FASB issued an amendment to the accounting guidance for the presentation of restricted cash in the statement of cash flows. The new guidance requires that the statement of cash flows explain the difference during the period in total cash, cash equivalents, and restricted cash. Also, when cash, cash equivalents, and restricted cash are presented on more than one line item within the statement of financial position, a reconciliation of those line items to the total cash, cash equivalents, and restricted cash presented on the statement of cash flows must be disclosed. The Company adopted this new accounting guidance on December 31, 2017. The adoption did not have an impact on the Company's financial position, results of operations, or cash flows.
On December 22, 2017, Staff Accounting Bulletin No. 118 ("SAB 118") was issued to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed in reasonable detail to complete the accounting for certain income tax effects of the Tax Cuts and Jobs Act ("Tax Act"). In accordance with SAB 118, we have recorded $64.6 million of deferred tax expense in connection with the remeasurement of certain deferred tax assets and liabilities. The Company does not expect any additional material adjustments; however, since the Tax Act was passed late in the fourth quarter of fiscal 2017 and ongoing guidance and accounting interpretation is expected over the next several months, it is reasonably possible that additional adjustments will be required during the one year measurement period.
Recently Issued Accounting Pronouncements
In May 2014, the FASB amended the existing accounting standards for revenue recognition. The amendments are based on the principle that revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The effective date of the new standard is for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The amendments may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of initial application (modified retrospective method). The Company plans to adopt the guidance during the first quarter of fiscal 2018 using the modified retrospective method. The Company has developed a comprehensive implementation plan across all segments that include evaluating the impact of the new guidance on existing contracts, and updating impacted accounting policies, processes, controls and systems. The Company expects the primary impact of the new guidance will be a change in the timing of when revenue is recognized on certain fixed price and cost reimbursable type contracts. The new guidance prescribes that an entity recognizes revenue when (or as) it satisfies a performance obligation by transferring a promised good or service to a customer. A good or service is transferred when (or as) the customer obtains control of that asset. Under this new guidance, the Company expects to discontinue the use of the units-of-delivery measure on certain customer contracts and remeasure progress toward completion using the cost-to-cost method. The units-of-delivery method totaled 48% of net sales for fiscal 2017. The Company expects the adoption of this new standard will have a material impact on net sales and operating results recognized in any given fiscal year and a material impact on the amount reported for contract backlog. The adoption will also result in the reclassification of certain contract related assets and liabilities on the consolidated balance sheet.
In February 2016, the FASB issued guidance requiring lessees to recognize a right-of-use asset and a lease liability on the balance sheet for all leases with the exception of short-term leases. For lessees, leases will continue to be classified as either operating or finance leases in the income statement. Lessor accounting is similar to the current model but updated to align with certain changes to the lessee model. Lessors will continue to classify leases as operating, direct financing or sales-type leases. The effective date of the new standard is for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. The new standard must be adopted using a modified retrospective transition method and requires application of the new guidance at the beginning of the earliest comparative period presented. The Company is evaluating the impact of adopting this new accounting guidance on its financial position, results of operations, or cash flows.
In March 2017, the FASB amended the existing accounting guidance relating to the presentation of net periodic pension cost and net periodic postretirement benefit cost ( the “NPPC”) in the income statement.  The amended guidance requires the service cost component to be presented in the same line item or items as other compensation arising from the services rendered by the pertinent employees during the period, and other components of the NPPC to be presented in the statement of operations separately from service cost components and outside a subtotal of income from operations.   If a separate line item or items are used to present the other components of the NPPC, that line item or items must be appropriately described.  If a separate line item or items are not used,  the line item or items used in the statement of operations to present the other components of NPPC must be disclosed. The new guidance is effective for financial statements issued for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company plans to adopt this new accounting guidance in the first quarter of fiscal 2018. The Company expects the adoption to result in an increase in operating income of $73.2 million and $68.9 million for fiscal 2017 and 2016, respectively, and a corresponding increase in total non-operating expense, net for each fiscal year. The Company does not expect any impact to segment performance, net (loss) income, or cash flows as a result of the adoption.

In February 2018, the FASB issued guidance that permits the reclassification of the income tax effects of the 2017 Tax Cuts and Jobs Act on items within accumulated other comprehensive loss to accumulated deficit. The FASB refers to these amounts as "stranded tax effects." The amended guidance also requires certain new disclosures. The new guidance is effective for financial statements issued for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is evaluating the impact of adopting this new accounting guidance on its financial position, results of operations, or cash flows.
Note 2. (Loss) Income Per Share of Common Stock
A reconciliation of the numerator and denominator used to calculate basic and diluted (loss) income per share of common stock ("EPS"):

	Year Ended			One month ended
	December 31,	December 31,	November 30,	December 31,
	2017	2016	2015	2015
	(In millions, except per share amounts)
Numerator:
Net (loss) income	$(9.2)	$18.0	$(16.2)	$7.0
Income allocated to participating securities	—	(0.4)	—	(0.2)
Net (loss) income for basic EPS	(9.2)	17.6	(16.2)	6.8
Interest on 4 1/16% Debentures	—	—	—	0.3
Net (loss) income for diluted EPS	$(9.2)	$17.6	$(16.2)	$7.1
Denominator:
Basic weighted average shares	73.0	65.6	61.1	62.9
Effect of:
4 1/16% Debentures	—	—	—	9.4
Employee stock options and stock purchase plan	—	0.1	—	0.2
Diluted weighted average shares	73.0	65.7	61.1	72.5
Basic:
Net (loss) income per share	$(0.13)	$0.27	$(0.27)	$0.11
Diluted:
Net (loss) income per share	$(0.13)	$0.27	$(0.27)	$0.10
The following table sets forth the potentially dilutive securities excluded from the computation because their effect would have been anti-dilutive:

	Year Ended			One month ended
	December 31,	December 31,	November 30,	December 31,
	2017	2016	2015	2015
	(In millions)
4 1/16% Debentures	0.1	7.1	11.0	—
Employee stock options and stock purchase plan	0.1	—	0.2	—
Unvested restricted shares	1.6	1.6	1.6	1.3
Total potentially dilutive securities	1.8	8.7	12.8	1.3

The Company's 2 1/4% Notes were not included in the computation of diluted EPS for fiscal 2017 and 2016 because the average market price of the common stock did not exceed the conversion price and the Company only expects the conversion premium for the 2 1/4% Notes to be settled in common shares.

Note 3. Balance Sheet Accounts and Supplemental Disclosures
a.  Marketable Securities
As of December 31, 2017, the Company's short-term available-for-sale investments were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In millions)
Commercial paper	$135.6	$—	$—	$135.6
U.S. treasury notes	4.1	—	—	4.1
Marketable securities	$139.7	$—	$—	$139.7
As of December 31, 2017, of the total estimated fair value, $119.7 million was classified as cash and cash equivalents as the remaining maturity at date of purchase was less than three months, and $20.0 million was classified as marketable securities. At December 31, 2017, the contractual maturities of the Company’s available-for-sale marketable securities were less than one year.
b.  Accounts Receivable

	As of December 31,
	2017	2016
	(In millions)
Billed	$62.1	$55.7
Unbilled	195.5	124.1
Reserve for overhead rate disallowance	(42.8)	(44.5)
Total receivables under long-term contracts	214.8	135.3
Other receivables	0.7	1.1
Accounts receivable	$215.5	$136.4
The gross unbilled receivable amounts as of December 31, 2017 expected to be collected after one year are $113.7 million.
c.  Inventories

	As of December 31,
	2017	2016
	(In millions)
Long-term contracts at average cost	$562.3	$551.9
Progress payments	(427.1)	(368.2)
Total long-term contract inventories	135.2	183.7
Total other inventories	1.2	1.4
Inventories	$136.4	$185.1
Long-term contract inventories included an allocation of general and administrative costs incurred throughout fiscal 2017 and 2016 amounting to $238.4 million and $257.4 million, respectively, and the cumulative amount of general and administrative costs in long-term contract inventories is estimated to be $11.4 million and $21.1 million as of December 31, 2017 and 2016, respectively.

d.  Other Current Assets, net

	As of December 31,
	2017	2016
	(In millions)
Recoverable from the U.S. government for acquisition integration costs	$10.9	$11.9
Recoverable from the U.S. government and other third parties for environmental remediation costs	25.6	25.2
Receivable from Northrop for environmental remediation costs	6.0	6.0
Prepaid expenses	19.2	16.5
Cost-share and other receivables, net	7.5	17.8
Recoverable from the U.S. government for competitive improvement program obligations	14.9	7.6
Income tax receivable	20.5	26.8
Other	5.2	11.1
Other current assets, net	$109.8	$122.9

e.  Property, Plant and Equipment, net

	As of December 31,
	2017	2016
	(In millions)
Land	$71.2	$71.4
Buildings and improvements	368.3	345.1
Machinery and equipment	493.2	499.9
Construction-in-progress	30.3	30.4
	963.0	946.8
Less: accumulated depreciation	(604.0)	(580.8)
Property, plant and equipment, net	$359.0	$366.0
Depreciation expense for fiscal 2017, 2016, 2015, and one month ended December 31, 2015 was $56.7 million, $49.6 million, $49.8 million, and $3.8 million, respectively. The Company had $2.9 million of non-cash property, plant and equipment additions as of December 31, 2017.
f.  Goodwill.
The goodwill balance as of December 31, 2017 and 2016 relates to the Company’s Aerospace and Defense segment. The change of $3.2 million in the carrying amount of goodwill since December 31, 2015 was due to the Coleman Aerospace acquisition in fiscal 2017 (see Note 4).
g.  Intangible Assets

	As of December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In millions)
Customer related	$87.2	$46.9	$40.3
Intellectual property\trade secrets	34.2	11.8	22.4
Trade name	21.0	3.1	17.9
Acquired technology	19.2	14.3	4.9
Intangible assets	$161.6	$76.1	$85.5

	As of December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In millions)
Customer related	$83.8	$37.4	$46.4
Intellectual property\trade secrets	34.2	9.2	25.0
Non-compete agreements	0.5	0.5	—
Trade name	20.5	2.4	18.1
Acquired technology	18.3	13.4	4.9
Intangible assets	$157.3	$62.9	$94.4
Amortization expense related to intangible assets was $13.7 million, $13.3 million, $13.4 million, and $1.1 million in fiscal 2017, 2016, 2015, and one month ended December 31, 2015, respectively.
Future amortization expense for the five succeeding years is estimated to be as follows:

Year Ending December 31,	Future Amortization Expense
(In millions)
2018	$13.7
2019	13.6
2020	13.4
2021	9.9
2022	6.6
$57.2
h.  Other Noncurrent Assets, net

	As of December 31,
	2017	2016
	(In millions)
Real estate held for entitlement and leasing	$94.0	$91.8
Receivable from Northrop for environmental remediation costs	58.5	62.0
Recoverable from the U.S. government for acquisition integration costs	—	10.9
Recoverable from the U.S. government for conditional asset retirement obligations	22.7	20.3
Recoverable from the U.S. government for competitive improvement program obligations	18.4	1.3
Recoverable from the U.S. government for restructuring costs	25.5	12.8
Grantor trust	24.2	16.6
Note receivable, net	9.0	9.0
Income tax receivable	—	10.8
Other	7.0	8.5
Other noncurrent assets, net	$259.3	$244.0

i.  Other Current Liabilities

	As of December 31,
	2017	2016
	(In millions)
Accrued compensation and employee benefits	$113.4	$105.7
Contract related liabilities	41.7	24.7
Income taxes	0.8	2.1
Competitive improvement program obligations	15.0	7.6
Postretirement medical and life insurance benefits	4.8	5.2
Interest payable	0.6	4.1
Contract loss provisions	3.8	6.8
Other	15.8	16.8
Other current liabilities	$195.9	$173.0
j.  Other Noncurrent Liabilities

	As of December 31,
	2017	2016
	(In millions)
Conditional asset retirement obligations	$44.0	$30.6
Pension benefits, non-qualified	17.6	17.5
Deferred compensation	29.4	19.8
Deferred revenue	12.7	13.3
Postretirement medical and life insurance benefits	32.7	37.4
Competitive improvement program obligations	18.4	1.3
Uncertain income tax positions	2.8	28.4
Other	13.5	13.1
Other noncurrent liabilities	$171.1	$161.4
k.  Accumulated Other Comprehensive Loss, Net of Income Taxes
Changes in accumulated other comprehensive loss by components, net of income taxes:

	Actuarial Losses, Net	Prior Service Credits, Net	Total
	(In millions)
November 30, 2015	$(342.6)	$0.9	$(341.7)
Actuarial losses arising during the period, net of income taxes	(8.6)	—	(8.6)
Amortization of actuarial losses and prior service credits, net of income taxes	3.4	(0.1)	3.3
December 31, 2015	(347.8)	0.8	(347.0)
Actuarial gains arising during the period, net of income taxes	7.5	—	7.5
Amortization of actuarial losses and prior service credits, net of income taxes	37.1	(0.6)	36.5
December 31, 2016	(303.2)	0.2	(303.0)
Actuarial losses arising during the period, net of income taxes	(8.5)	—	(8.5)
Amortization of actuarial losses and prior service credits, net of income taxes	39.0	(0.1)	38.9
December 31, 2017	$(272.7)	$0.1	$(272.6)

The estimated amounts that will be amortized from accumulated other comprehensive loss into net periodic benefit expense in fiscal 2018:

	Pension Benefits	Medical and Life Insurance Benefits
	(In millions)
Actuarial losses (gains), net	$70.7	$(3.7)
Prior service costs (credits), net	0.1	(0.2)
	$70.8	$(3.9)
l. Redeemable Common Stock
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
Note 4. Acquisition
On February 24, 2017, the Company closed on an agreement to purchase substantially all of the assets of Coleman Aerospace, a systems engineering and integration provider, from L3 Technologies, Inc. ("L3"). Coleman Aerospace operates now as a subsidiary of Aerojet Rocketdyne and was renamed Aerojet Rocketdyne Coleman Aerospace, Inc. ("Coleman"). The acquisition builds upon and expands the Company’s capabilities in mission analysis and systems engineering, and increases its product portfolio to include vehicle integration for small-, medium- and intermediate-range ballistic missile targets and other small launch vehicles.
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

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition date (in millions):

Current assets	$12.0
Property, plant and equipment	1.9
Total tangible assets acquired	13.9
Intangible assets acquired	4.8
Deferred income taxes	0.3
Total assets acquired	19.0
Liabilities assumed, current	(5.2)
Total identifiable net assets acquired	13.8
Goodwill (Consideration less total identifiable net assets acquired)	$3.2
The purchase price allocation resulted in the recognition of $3.2 million in goodwill, all of which is deductible for tax purposes and included within the Company’s Aerospace and Defense segment. Goodwill recognized from the acquisition primarily relates to the expected contributions of Coleman to the Company’s overall corporate strategy.
The estimated fair value of Coleman's intangible assets acquired included the following:

	Gross Carrying Amount (in millions)	Amortization Period (years)
Trade name	$0.5	8
Customer related	3.4	7
Acquired technology	0.9	10
Total intangible assets	$4.8
The acquisition of Coleman was not considered a significant business combination.
Note 5. Income Taxes
The Company files a consolidated U.S. federal income tax return with its wholly-owned subsidiaries. The components of the Company’s income tax provision:

	Year Ended			One month ended
	December 31,	December 31,	November 30,	December 31,
	2017	2016	2015	2015
	(In millions)
Current
U.S. federal	$(30.6)	$3.2	$33.0	$7.9
State and local	1.0	3.2	3.4	1.2
	(29.6)	6.4	36.4	9.1
Deferred
U.S. federal	116.0	2.8	(41.2)	(6.2)
State and local	9.7	2.0	5.1	(0.9)
	125.7	4.8	(36.1)	(7.1)
Income tax provision	$96.1	$11.2	$0.3	$2.0
The following table shows the reconciling items between the income tax provision using the U.S. federal statutory rate and the Company's reported income tax provision.

	Year Ended			One month ended
	December 31,	December 31,	November 30,	December 31,
	2017	2016	2015	2015
Statutory U.S. federal income tax - provision (benefit)	$30.4	$10.2	$(5.6)	$3.1
State income taxes	7.0	3.2	5.9	0.4
Reserve adjustments	(4.6)	(0.3)	0.4	—
Non-deductible convertible subordinated notes interest	—	0.8	1.4	0.1
R&D credits	(1.2)	(4.1)	—	(0.2)
Retroactive change in federal tax law	—	—	(1.9)	(1.7)
Benefit of manufacturing deductions	—	0.5	(1.0)	(0.6)
Lobbying costs	0.7	0.8	0.6	—
Deferred tax adjustment	(0.1)	(0.4)	—	0.7
Stock compensation excess tax benefits	(1.4)	—	—	—
Other, net	0.7	0.5	0.5	0.2
New legislation - tax rate changes	64.6	—	—	—
Income tax provision	$96.1	$11.2	$0.3	$2.0

A reconciliation of the U.S. federal statutory income tax rate to the Company’s effective income tax rate on earnings in percentages was as follows:

	Year Ended			One month ended
	December 31,	December 31,	November 30,	December 31,
	2017	2016	2015	2015
Statutory U.S. federal income tax rate	35.0%	35.0%	(35.0)%	35.0%
State income taxes	8.0	11.0	35.2	4.9
Reserve adjustments	(5.3)	(1.0)	2.2	(0.3)
Non-deductible convertible subordinated notes interest	—	2.7	8.0	1.2
R&D credits	(1.4)	(14.0)	—	(2.8)
Retroactive change in federal tax law	—	—	(11.6)	(19.4)
Benefit of manufacturing deductions	—	1.7	(5.8)	(7.0)
Lobbying costs	0.8	2.7	3.6	0.4
Deferred tax adjustment	(0.1)	(1.4)	—	7.8
Stock compensation excess tax benefits	(1.6)	—	—	—
Other, net	0.8	1.7	5.3	2.4
New legislation - tax rate changes	74.4	—	—	—
Effective income tax rate	110.6%	38.4%	1.9%	22.2%
In fiscal 2017, the Company’s effective tax rate was an income tax expense of 110.6% on pre-tax income of $86.9 million. The Company’s effective tax rate differed from the 35.0% statutory federal income tax rate primarily due to the change in the federal statutory tax rate from 35% to 21% under the recently enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). In accordance with the rate reduction, the Company wrote down its net deferred tax assets by $64.6 million which unfavorably affected the effective tax rate by 74.4%. The effective tax rate also includes an increase from state income taxes partially offset by favorable adjustments to the Company's uncertain tax positions and R&D credits.
In fiscal 2016, the Company’s effective tax rate was an income tax expense of 38.4% on pre-tax income of $29.2 million. The Company’s effective tax rate differed from the 35.0% statutory federal income tax rate due largely to state income taxes and certain expenditures which are permanently not deductible for tax purposes, partially offset by the impact of R&D credits.
In fiscal 2015, the Company’s effective tax rate was an income tax expense of 1.9% on a pre-tax loss of $15.9 million. The Company’s effective tax rate differed from the 35.0% statutory federal income tax rate due largely to state income taxes and certain non-deductible interest expense partially offset by the retroactive reinstatement of the federal R&D credit and benefits allowed by Section 199 of the Internal Revenue Service ("IRS") code allowed to manufacturers.
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
A valuation allowance is required when it is more-likely-than-not that all or a portion of deferred tax assets may not be realized. Establishment and removal of a valuation allowance requires management to consider all positive and negative evidence and to make a judgmental decision regarding the amount of valuation allowance required as of a reporting date. The weight given to the evidence is commensurate with the extent to which it can be objectively verified. In the evaluation as of December 31, 2017, management has considered all available evidence, both positive and negative, including but not limited to the following:
Positive evidence

•	The Company is in a three year cumulative income position as of December 31, 2017;

•	Positive operating results before income taxes for fiscal 2017;

•	Eligibility of some of the Company’s environmental costs for future recovery in the pricing of its products and services to the U.S. government and under existing third party agreements;

•	Establishment and execution of the Competitive Improvement Program evidencing increasing growth and profitability; and

•	Increase in the Company’s contract backlog.
Negative evidence

•	The Company’s exposure to environmental remediation obligations and the related uncertainty as to the ultimate exposure upon settlement; and

•	The significance of the Company’s defined benefit pension obligation and related impact it could have in future years.
As of December 31, 2017, management believes that the weight of the positive evidence outweighed the negative evidence regarding the realization of the net deferred tax assets. Management will continue to evaluate the ability to realize the Company’s net deferred tax assets and the remaining valuation allowance on a quarterly basis.
The Company is routinely examined by domestic and foreign tax authorities. While it is difficult to predict the outcome or timing of a particular tax matter, the Company believes it has adequately provided reserves for any reasonable foreseeable outcome related to these matters.
Tax returns for the years ended November 30, 2014 through December 31, 2016 remain open to examination for U.S. federal tax jurisdiction. Tax returns for the years ended November 30, 2013 through December 31, 2016 remain open to examination for state income tax jurisdictions.
A reconciliation of the beginning and ending amount of unrecognized tax benefits consisted of the following:

	Year Ended			One month ended
	December 31,	December 31,	November 30,	December 31,
	2017	2016	2015	2015
	(In millions)
Balances at beginning of fiscal year	$29.5	$7.1	$6.8	$6.7
Increases based on tax positions in prior years	1.0	25.8	1.0	0.6
Decreases based on tax position in prior years	(25.1)	(1.2)	(1.8)	(0.2)
Increases based on tax positions in current year	0.4	0.7	0.7	—
Lapse of statute of limitations	(1.4)	(2.9)	—	—
Balances at end of fiscal year	$4.4	$29.5	$6.7	$7.1
As of December 31, 2017, the total amount of unrecognized tax benefits is $4.4 million. Of the $4.4 million of unrecognized tax benefits, $4.2 million would affect the effective tax rate. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2017, the Company’s accrued interest and penalties related to uncertain tax positions was $0.3 million. It is reasonably possible that a reduction of up to $0.5 million of unrecognized tax benefits and related interest and penalties may occur within the next 12 months as a result of the expiration of certain statutes of limitations.
Deferred Income Taxes
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of the Company’s assets and liabilities for financial reporting and income tax purposes. Deferred tax assets and liabilities are determined by multiplying such differences by the enacted tax rates expected to be in effect when such differences are recovered or settled. In December 2017, as a result of the Tax Act, the Company remeasured its federal deferred tax assets and liabilities from 35% to 21%.

Deferred tax assets and liabilities were as follows:

	As of December 31,
	2017	2016
	(In millions)
Deferred Tax Assets
Accrued estimated costs	$56.1	$82.0
Basis difference in assets and liabilities	2.1	8.5
Tax losses and credit carryforwards	12.9	6.5
Net cumulative defined benefit pension plan losses	114.7	212.9
Retiree medical and life insurance benefits	9.2	16.2
Valuation allowance	(1.7)	(1.7)
Total deferred tax assets	193.3	324.4
Deferred Tax Liabilities
Revenue recognition differences	40.4	21.7
Basis differences in intangible assets	7.1	10.2
Total deferred tax liabilities	47.5	31.9
Total net deferred tax assets	$145.8	$292.5
Realization of deferred tax assets is primarily dependent on generating sufficient taxable income in future periods. The Company believes it is more-likely-than not its deferred tax assets, net of valuation allowances, will be realized. The Company’s valuation allowance of $1.7 million remained unchanged from prior year. The changes in the Company's valuation allowance by period was as follows:

	Balance at Beginning of Period	Tax Valuation Allowance Charged to Income Tax Provision	Tax Valuation Allowance Credited to Income Tax Provision	Balance at End of Period
	(In millions)
Fiscal 2017	$1.7	$—	$—	$1.7
Fiscal 2016	1.2	0.5	—	1.7
One month ended December 31, 2015	1.7	—	(0.5)	1.2
Fiscal 2015	2.6	0.6	(1.5)	1.7
The Company’s federal net operating loss carryforwards of $20.4 million are set to expire from December 31, 2036 through December 31, 2037. The Company’s state net operating loss carryforwards of $33.0 million are set to expire from December 31, 2032 through December 31, 2037. The Company’s foreign net operating loss carryforwards of $8.0 million have a full valuation allowance and no expiration date.
The Company’s federal and California credit carryovers are $3.4 million and $3.4 million, respectively. The federal credit carryovers are set to expire from December 31, 2036 through December 31, 2037. The Company’s California credit carryovers have no expiration date.
Note  6.    Long-Term Debt

	As of December 31,
	2017	2016
	(In millions)
Senior debt	$368.3	$388.0
Convertible senior notes	247.2	240.0
Convertible subordinated notes	—	35.6
Capital lease obligations	0.9	—
Total debt, carrying amount	616.4	663.6
Less: Amounts due within one year	(25.0)	(55.6)
Total long-term debt, carrying amount	$591.4	$608.0

As of December 31, 2017, the earlier of the Company’s contractual debt principal maturities or the next debt redemption date that could be exercised at the option of the debt holder, are summarized by fiscal year:

	Total	2018	2019	2020	2021	Thereafter
	(In millions)
Senior debt	$370.0	$25.0	$30.0	$35.0	$280.0	$—
Convertible senior notes	300.0	—	—	—	—	300.0
Total debt principal	$670.0	$25.0	$30.0	$35.0	$280.0	$300.0
See a summary of the minimum payments under capital lease obligations in Note 6(d).
The Company amortizes deferred financing costs over the estimated life of the related debt (a portion of which is classified as a contra liability). Amortization of deferred financing costs was $1.8 million, $2.0 million, $2.7 million and $0.2 million in fiscal 2017, 2016, 2015 and the one month ended December 31, 2015, respectively.
a.  Senior Debt:

	As of December 31,
	2017	2016
	(In millions)
Term loan, bearing interest at variable rates (rate of 3.82% as of December 31, 2017), maturing in June 2021	$370.0	$390.0
Unamortized deferred financing costs	(1.7)	(2.0)
Total senior debt	$368.3	$388.0
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
On the closing date, the Company borrowed $100.0 million of loans under the Revolver and used the proceeds to repay in full the $90.0 million of outstanding term loans under the prior credit facility, fees incurred for the Senior Credit Facility, and for general corporate purposes.  As of December 31, 2017, the Company had $370.0 million outstanding under the Term Loan, zero borrowings under the Revolver, and had issued $38.6 million letters of credit.
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
The Senior Credit Facility contains covenants requiring the Company to (i) maintain an interest coverage ratio (the "Consolidated Interest Coverage Ratio") of not less than 3.00 to 1.00 and (ii) maintain a Consolidated Net Leverage Ratio not to exceed 3.75 to 1.00 for periods ending from December 31, 2017 through September 30, 2018; and 3.50 to 1.00 for periods ending from December 31, 2018 thereafter, provided that the maximum leverage ratio for all periods shall be increased by 0.50 to 1.00 for two quarters after consummation of a qualified acquisition.

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

Financial Covenant	Actual Ratios as of December 31, 2017	Required Ratios
Consolidated Interest Coverage Ratio, as defined under the Senior Credit Facility	10.13 to 1.00	Not less than: 3.00 to 1.00
Consolidated Net Leverage Ratio, as defined under the Senior Credit Facility	2.64 to 1.00	Not greater than: 3.75 to 1.00
The Company was in compliance with its financial and non-financial covenants as of December 31, 2017.
b.  Convertible Senior Notes:

	As of December 31,
	2017	2016
	(In millions)
Senior convertible notes, bearing interest at 2.25% per annum, interest payments due in June and December, maturing in December 2023	$300.0	$300.0
Unamortized discount and deferred financing costs	(52.8)	(60.0)
Total convertible senior notes	$247.2	$240.0
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
The 2¼% Notes consisted of the following (in millions, except years, percentages, conversion rate, and conversion price):

	As of December 31,
	2017	2016
Carrying value, long-term	$247.2	$240.0
Unamortized discount and deferred financing costs	52.8	60.0
Principal amount	$300.0	$300.0
Carrying amount of equity component, net of equity issuance costs	$54.5	$54.5
Remaining amortization period (years)	6.0	7.0
Effective interest rate	5.8%	5.8%
Conversion rate (shares of common stock per $1,000 principal amount)	38.4615	38.4615
Conversion price (per share of common stock)	$26.00	$26.00
 Based on the Company's closing stock price of $31.20 on December 31, 2017, the if-converted value of the 2¼% Notes exceeded the aggregate principal amount of the 2¼% Notes by $60.0 million.
The following table presents the interest expense components for the 2¼% Notes:

	Year-Ended December 31,
	2017	2016
	(In millions)
Interest expense-contractual interest	$6.8	$0.3
Interest expense-amortization of debt discount	6.7	0.3
Interest expense-amortization of deferred financing costs (1)	0.6	—
________
(1) Less than $0.1 million in fiscal 2016.

c.  Convertible Subordinated Notes:

	As of December 31,
	2017	2016
	(In millions)
Convertible subordinated debentures, bearing interest at 4.0625% per annum, interest payments due in June and December, maturing in December 2039	$—	$35.6
Total convertible subordinated notes	$—	$35.6
As of December 31, 2017, the Company fully redeemed the outstanding principal amount of its 4 1/16% Debentures. In December 2016, the Company notified holders of its 4 1/16% Debentures that the Company would redeem, on February 3, 2017, all of their 4 1/16% Debentures at a purchase price equal to 100% of the principal amount of the 4 1/16% Debentures to be redeemed, plus any accrued and unpaid interest. In January 2017, $35.6 million of the 4 1/16% Debentures (the entire amount outstanding as of December 31, 2016) were converted to 3.9 million shares of common stock.
d.  Capital Lease Obligations:

	As of December 31,
	2017	2016
	(In millions)
Capital lease obligations	$0.9	$—
Total capital lease obligations	$0.9	$—
As of December 31, 2017, the Company has capital lease obligations for certain information technology equipment. The future minimum rental commitments under non-cancelable capital leases as of December 31, 2017 were as follows (in millions):

Fiscal 2018	$0.2
Fiscal 2019	0.2
Fiscal 2020	0.2
Fiscal 2021	0.2
Fiscal 2022	0.2
Total minimum rentals	1.0
Less: imputed interest	(0.1)
Present value of minimum capital lease payments	$0.9
In September 2017, the Company entered into an agreement to lease 122,000-square feet of office space in Huntsville, Alabama. The term of the lease is twenty years and is expected to commence in March 2018 resulting in an estimated financial commitment of $47.8 million representing a present value of $24.9 million. The liability has not been recorded as of December 31, 2017 and the commitment minimum payments over the next five fiscal years is as follows: $1.1 million in fiscal 2018, $2.0 million each year for fiscal 2019 through fiscal 2021, $2.1 million in fiscal 2022.
In October 2017, the Company entered into an agreement to lease a new 136,000-square-foot advanced manufacturing facility located in Huntsville, Alabama. The term of the lease is thirty-one years and is expected to commence in December 2018 resulting in an estimated financial commitment of $35.3 million representing a present value of $21.0 million. The liability has not been recorded as of December 31, 2017 and the commitment minimum payments over the next five fiscal years is as follows: $1.1 million in fiscal 2018 and $1.7 million each year for fiscal 2019 through fiscal 2022.
Note  7. Retirement Benefits
a.  Plan Descriptions
Pension Benefits
The Company's defined benefit pension plan future benefit accrual was discontinued in fiscal 2009. As of December 31, 2017, the assets, projected benefit obligations, and unfunded pension obligation were $931.2 million, $1,442.9 million, and $511.7 million, respectively.
The Company expects to make cash contributions of approximately $42.0 million to its tax-qualified defined benefit pension plan in fiscal 2018. The Company is generally able to recover these contributions related to its tax-qualified defined benefit pension plan as allowable costs on its U.S. government contracts, but there is a lag between when the Company contributes cash to its tax-qualified defined benefit pension plan under pension funding rules and recovers the cash under the U.S. government Cost Accounting Standards. During fiscal 2017, the Company made cash contributions of $75.8 million to its tax-qualified defined benefit pension plan of which $33.7 million was recoverable from the Company's U.S. government contracts in fiscal 2017 with the remaining $42.1 million expected to be recoverable from the Company's U.S. government contracts in the future.
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
Defined Contribution 401(k) Benefits
The Company sponsors a defined contribution 401(k) plan and participation in the plan is available to all employees. The Company makes matching contributions in cash equal to 100% of the first 3% of the participants’ compensation contributed and 50% of the next 3% of the compensation contributed. The cost of the 401(k) plan was $21.2 million, $20.7 million, $24.9 million, and $1.3 million in fiscal 2017, 2016, 2015, and the one month ended December 31, 2015, respectively.
b.  Plan Results
Summarized below is the balance sheet impact of the Company’s pension benefits and medical and life insurance benefits. Pension benefits include the consolidated tax-qualified plan and the unfunded non-qualified plan for benefits provided to employees beyond those provided by the Company’s tax-qualified plan. Assets, benefit obligations, and the funded status of the plans were determined at December 31, 2017 and 2016.

	Pension Benefits		Medical and Life Insurance Benefits
	As of December 31,
	2017	2016	2017	2016
	(In millions)
Change in fair value of assets:
Fair value - beginning of period	$925.1	$931.4	$—	$—
Gain on assets	96.8	93.7	—	—
Employer contributions	77.2	34.1	4.2	4.3
Benefits paid (1)	(133.2)	(134.1)	(4.2)	(4.3)
Settlements (2)	(34.7)	—	—	—
Fair value - end of period	$931.2	$925.1	$—	$—
Change in benefit obligation:
Benefit obligation - beginning of period	$1,492.1	$1,531.0	$42.6	$50.8
Service cost	15.0	14.0	—	—
Interest cost	57.6	64.1	1.5	1.9
Actuarial losses (gains)	46.1	17.1	(2.4)	(5.8)
Benefits paid	(133.2)	(134.1)	(4.2)	(4.3)
Settlements (2)	(34.7)	—	—	—
Benefit obligation - end of period (3)	$1,442.9	$1,492.1	$37.5	$42.6
Funded status of the plans	$(511.7)	$(567.0)	$(37.5)	$(42.6)
Amounts recognized in the consolidated balance sheets:
Postretirement medical and life insurance benefits, current	$—	$—	$(4.8)	$(5.2)
Postretirement medical and life insurance benefits, noncurrent	—	—	(32.7)	(37.4)
Pension liability, non-qualified current (component of other current liabilities)	(1.3)	(1.3)	—	—
Pension liability, non-qualified (component of other noncurrent liabilities)	(17.6)	(17.5)	—	—
Pension benefits, noncurrent (4)	(492.8)	(548.2)	—	—
Net liability recognized in the consolidated balance sheets	$(511.7)	$(567.0)	$(37.5)	$(42.6)
__________

(1)	Benefits paid for medical and life insurance benefits are net of the Medicare Part D Subsidy of $0.1 million and $0.1 million received in fiscal 2017 and 2016, respectively.

(2)	On October 17, 2017, the Company's tax-qualified defined benefit pension plan purchased non-participating annuity contracts in the amount of $34.7 million for approximately 2,800 participants.

(3)	Pension benefit obligation includes $18.9 million and $18.8 million as of December 31, 2017 and 2016, respectively, for the non-qualified plan.

(4)	The net cash flow impact of the pension benefit obligation in fiscal 2017 was $42.3 million.
The accumulated benefit obligation for the defined benefit pension plans was $1,442.9 million and $1,492.1 million as of the December 31, 2017 and 2016 measurement dates, respectively.

Components of retirement benefit expense (income) were:

	Pension Benefits				Medical and Life Insurance Benefits
	Year Ended			One month ended	Year Ended			One month ended
	December 31,	December 31,	November 30,	December 31,	December 31,	December 31,	November 30,	December 31,
	2017	2016	2015	2015	2017	2016	2015	2015
	(In millions)
Service cost	$15.0	$14.0	$10.8	$1.1	$—	$—	$—	$—
Interest cost on benefit obligation	57.6	64.1	63.6	5.3	1.5	1.9	1.9	0.2
Assumed return on assets (1)	(64.5)	(70.1)	(88.1)	(6.0)	—	—	—	—
Amortization of prior service costs (credits)	0.1	0.1	—	—	(0.2)	(1.2)	(1.1)	(0.1)
Amortization of net losses (gains)	67.8	63.7	84.0	5.4	(4.1)	(3.6)	(3.5)	(0.3)
	$76.0	$71.8	$70.3	$5.8	$(2.8)	$(2.9)	$(2.7)	$(0.2)
__________

(1)	The actual return and rate of return on assets was as follows:

	Year Ended			One month ended
	December 31,	December 31,	November 30,	December 31,
	2017	2016	2015	2015
	(In millions, except rate of return)
Actual gain (loss) on assets	$96.8	$93.7	$(64.2)	$(22.2)
Actual rate of return on assets	10.8%	11.0%	(6.1)%	(2.3)%
Market conditions and interest rates significantly affect assets and liabilities of the pension plans. Pension accounting permits market gains and losses to be deferred and recognized over a period of years. This “smoothing” results in the creation of other accumulated income or loss which will be amortized to pension costs in future years. The accounting method the Company utilizes recognizes one-fifth of the unamortized gains and losses in the market-related value of pension assets and all other gains and losses including changes in the discount rate used to calculate the benefit obligation each year. Investment gains or losses for this purpose are the difference between the expected return and the actual return on the market-related value of assets which smoothes asset values over three years. Although the smoothing period mitigates some volatility in the calculation of annual retirement benefit expense, future expenses are impacted by changes in the market value of assets and changes in interest rates.
c.  Plan Assumptions
The Company used the following assumptions, calculated based on a weighted-average, to determine the benefit obligations:

	Pension Benefits		Medical and Life Insurance Benefits
	As of December 31,		As of December 31,
	2017	2016	2017	2016
Discount rate	3.59%	4.02%	3.37%	3.68%
Discount rate (non-qualified plan)	3.62%	4.07%	*	*
Ultimate healthcare trend rate	*	*	5.00%	5.00%
Initial healthcare trend rate (pre 65/post 65)	*	*	6.50%	7.00%
Year ultimate rate attained (pre 65/post 65)	*	*	2021	2021
______

*	Not applicable
The Company used the following assumptions, calculated based on a weighted-average, to determine the retirement benefit expense (income):

	Pension Benefits				Medical and Life Insurance Benefits
	Year Ended			One month ended	Year Ended			One month ended
	December 31,	December 31,	November 30,	December 31,	December 31,	December 31,	November 30,	December 31,
	2017	2016	2015	2015	2017	2016	2015	2015
Discount rate	4.02%	4.36%	3.96%	4.26%	3.68%	3.99%	3.54%	3.87%
Discount rate (non-qualified plan)	4.07%	4.41%	4.01%	4.32%	*	*	*	*
Expected long-term rate of return on assets	7.00%	7.00%	8.00%	7.00%	*	*	*	*
Ultimate healthcare trend rate	*	*	*	*	5.00%	5.00%	5.00%	5.00%
Initial healthcare trend rate (pre 65/post 65)	*	*	*	*	7.00%	7.00%	7.00%	7.00%
Year ultimate rate attained (pre 65/post 65)	*	*	*	*	2021	2021	2021	2021
______

*	Not applicable
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
The expected long-term rate of return on assets represents the rate of earnings expected in the funds invested, and funds to be invested, to provide for anticipated benefit payments to plan participants. The Company evaluated historical investment performance, current and expected asset allocation, and, with input from the Company’s external advisors, developed best estimates of future investment performance. Based on this analysis, the Company assumed a long-term expected rate of return of 7.0% in fiscal 2017.
The Company reviews external data and its own historical trends for healthcare costs to determine the healthcare cost trend rates for the medical benefit plans. For fiscal 2017 medical benefit obligations, the Company assumed a 6.5% annual rate of increase for pre and post 65 participants in the per capita cost of covered healthcare claims with the rate decreasing over three years until reaching 5.0%.
A one percentage point change in the key assumptions would have the following effects on the projected benefit obligations as of December 31, 2017 and on retirement benefit expense for fiscal 2017:

	Pension Benefits and Medical and Life Insurance Benefits Discount Rate		Expected Long-term Rate of Return	Assumed Healthcare Cost Trend Rate
	Net Periodic Benefit Expense	Projected Benefit Obligation	Net Periodic Pension Benefit Expense	Net Periodic Medical and Life Insurance Benefit Expense	Accumulated Benefit Obligation
	(In millions)
1% decrease	$21.7	$153.5	$9.2	$(0.2)	$(0.7)
1% increase	(18.5)	(128.9)	(9.2)	0.3	0.8
d.  Plan Assets and Investment Policy
The Company’s investment policy is to maximize the total rate of return within a prudent risk framework, while maintaining adequate liquidity throughout volatile market cycles to meet benefit obligations when due.  The Company's strategies employ active management and are generally focused on minimizing the permanent loss of capital.  The Company's asset diversification objectives target a global portfolio that invests across the capital structure via strategies with complimentary risk and return profiles. Diversification is achieved by investing in various asset types, which may include cash, fixed income, equities, and private equity and credit holdings. Further, the Company's strategy allows for diversification as to the types of investment vehicle structures, investment and redemption periods, and the number of investment managers used to carry out its strategy. Allocations between asset types, structures and managers may change as a result of changing market conditions, tactical investment opportunities, planned Company contributions, and cash obligations of the plan.

The asset allocations by asset category were as follows:

	As of December 31,
	2017	2016
Cash and cash equivalents	6%	26%
Equity securities	52	43
Fixed income	16	15
Private assets	10	8
Hedge funds	16	8
Total	100%	100%
The fair value by asset category and by level was as follows:

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In millions)
December 31, 2017
Cash and cash equivalents	$28.2	$28.2	$—	$—
Equity securities:
Domestic equity securities	440.9	437.1	—	3.8
International equity securities	39.9	39.9	—	—
Fixed income:
Corporate debt securities	87.1	—	75.8	11.3
Asset-backed securities	33.8	—	33.8	—
Foreign bonds	0.1	—	0.1	—
U.S. government securities	10.7	—	10.7	—
Private assets	25.7	—	—	25.7
Total	666.4	$505.2	$120.4	$40.8
Investment measured at Net Asset Value ("NAV")
Private assets	69.0
Hedge funds	153.7
Registered investment companies	10.5
Common/collective trusts ("CCTs")	39.3
Total investments measured at NAV	272.5
Receivables	1.0
Payables	(8.7)
Total assets	$931.2

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In millions)
December 31, 2016
Cash and cash equivalents	$31.3	$31.3	$—	$—
Equity securities:
Domestic equity securities	377.2	373.8	1.2	2.2
International equity securities	16.2	16.2	—	—
Derivatives:
Written options	(0.1)	(0.1)	—	—
Short sales	(0.1)	(0.1)	—	—
Fixed income:
Corporate debt securities	33.8	—	27.0	6.8
Asset-backed securities	71.5	—	71.5	—
Municipal bonds	26.3	—	26.3	—
Short sales	(0.2)	—	(0.2)	—
Real estate investments	0.5	—	—	0.5
Total	556.4	$421.1	$125.8	$9.5
Investment measured at NAV
Private assets	70.7
Hedge funds	79.3
CCTs	219.4
Total investments measured at NAV	369.4
Receivables	1.8
Payables	(2.5)
Total assets	$925.1
Below is a description of the significant investment strategies and valuation methodologies used for the investments measured at fair value, including the general classification of such investments pursuant to the valuation hierarchy. There have been no changes in the methodologies used at December 31, 2017 and 2016.
Cash and cash equivalents
Cash and cash equivalents are held in money market accounts or invested in Short-Term Investment Funds (“STIFs”). Cash and cash equivalents held in money market accounts are classified as Level 1 investments. STIFs are measured at NAV and included in CCTs as a reconciling item to the fair value tables above.
Equity securities
Equity securities are invested broadly in U.S. and non-U.S. companies in a variety of sectors and market capitalizations. These investments are comprised of common stocks, exchange-traded funds (“ETFs”), CCTs, derivatives and other investment vehicles. Common stocks and ETFs are stated at fair value as quoted on a recognized securities exchange and are valued at the last reported sales price on the last business day of the fiscal year and are classified as Level 1 investments. Derivatives include call and put options on common stocks or ETFs, which are all listed on an exchange and active market and classified as Level 1 investments. Short sales are short equity positions which are all listed on an exchange and active market and classified as Level 1 investments. Equity securities that are invested in common stock or preferred stock and priced using observable inputs are classified as Level 2 investments. Equity securities that are invested in common stock of private companies and priced using unobservable inputs are classified as Level 3 investments. CCTs invested in equity securities are measured at NAV and included as a reconciling item to the fair value tables above.
Fixed income securities
Fixed income securities are invested in a variety of instruments, including, but not limited to, corporate debt securities, CCTs, registered investment companies, asset-backed securities, and other investment vehicles. Corporate debt securities are invested in corporate bonds or ETFs. ETFs are traded in an exchange and active market and classified as Level 1 investments.

Corporate bonds that are valued at bid evaluations using observable and market-based inputs are classified as Level 2 investments. Corporate bonds that are priced by brokers using unobservable inputs are classified as Level 3 investments. Asset-backed securities, including government-backed mortgage securities, non-government-backed collateralized mortgage obligations, asset-backed securities, and commercial mortgage-backed securities, are valued at bid evaluations and are classified as Level 2 investments. Short sales are short fixed income positions which are classified as Level 1 investments if they are listed on an exchange and active market, and are classified as Level 2 investments if they are valued at bid evaluation using observable and market-based inputs. Registered investment companies and CCTs invested in fixed income securities are measured at NAV and included as a reconciling item to the fair value tables above.
Real estate investments
Real estate investments include residential lots located in Benicia, California and are classified as Level 3 investments.
Private assets
Private assets are primarily limited partnerships and fund-of-funds that mainly invest in U.S. and non-U.S. leveraged buyout, venture capital and special situation strategies. Generally, the individual investments within the partnerships or funds are valued at public market, private market, or appraised value. Private assets are valued by investment managers using unobservable inputs such as extrapolated data, proprietary data, or indicative quotes. The majority of the private assets are valued at NAV and included as a reconciling item to the fair value tables above. Private assets for which there is no NAV are classified as Level 3 investments. Valuations of certain assets were based on the NAV or market value three months prior to the fiscal year-end. The Company made adjustments amounting to an increase of $0.3 million and $11.3 million for fiscal 2017 and 2016, respectively, to account for changes since the valuation date.
Hedge funds
Hedge funds primarily consist of multi-strategy hedge funds that invest across a range of equity and debt securities in a variety of industry sectors. Hedge funds are valued at NAV calculated by investment managers using unobservable inputs such as extrapolated data, proprietary data, or indicative quotes and are included as a reconciling item to the fair value tables above. Valuations of certain assets were based on the NAV or total market value three months prior to the fiscal year-end. The Company made adjustments amounting to an increase of $0.3 million for fiscal 2017 to account for changes since the valuation date.
Changes in the fair value of the Level 3 investments were as follows:

	December 31, 2016	Unrealized Gains	Purchases, Sales, and Settlements, net	December 31, 2017
	(In millions)
Domestic equity securities	$2.2	$2.9	$(1.3)	$3.8
Corporate debt securities	6.8	2.0	2.5	11.3
Real estate investments	0.5	—	(0.5)	—
Private assets	—	1.2	24.5	25.7
Total	$9.5	$6.1	$25.2	$40.8

	December 31, 2015	Unrealized Gains	Purchases, Sales, and Settlements, net	December 31, 2016
	(In millions)
Domestic equity securities	$0.5	$0.1	$1.6	$2.2
Corporate debt securities	—	—	6.8	6.8
Real estate investments	0.7	—	(0.2)	0.5
Total	$1.2	$0.1	$8.2	$9.5

e.  Benefit Payments
The following table presents estimated future benefit payments:

	Pension Benefit Payments	Medical and Life Insurance Benefits
Year Ending December 31,		Gross Benefit Payments	Medicare D Subsidy	Net Benefit Payments
	(In millions)
2018	$116.2	$5.0	$0.2	$4.8
2019	113.9	4.7	0.2	4.5
2020	110.7	4.4	0.2	4.2
2021	107.2	4.0	0.1	3.9
2022	103.6	3.6	0.1	3.5
Years 2023 - 2027	463.2	13.1	0.4	12.7
Note  8. Commitments and Contingencies
a.  Operating Lease Commitments and Income
The Company and its subsidiaries lease certain facilities, machinery and equipment, and office buildings under long-term, non-cancelable operating leases. The leases generally provide for renewal options ranging from one to five years and require the Company to pay for utilities, insurance, taxes, and maintenance. Rent expense was $20.7 million in fiscal 2017, $21.2 million in fiscal 2016, $18.5 million in fiscal 2015, and $1.8 million in the one month ended December 31, 2015.
The Company also leases certain surplus facilities to third parties. The Company recorded lease income of $6.4 million in fiscal 2017, $6.5 million in fiscal 2016, $6.3 million in fiscal 2015, and $0.5 million in the one month ended December 31, 2015 related to these arrangements, which have been included in net sales.
The future minimum rental commitments under non-cancelable operating leases with initial or remaining terms of one year or more and lease revenue in effect as of December 31, 2017 were as follows:

Year Ending December 31,	Future Minimum Rental Commitments	Future Minimum Rental Income
	(In millions)
2018	$15.1	$4.8
2019	14.6	2.5
2020	14.1	0.7
2021	14.2	0.7
2022	13.2	0.2
Thereafter	23.9	—
	$95.1	$8.9
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
Asbestos Litigation
The Company has been, and continues to be, named as a defendant in lawsuits alleging personal injury or death due to exposure to asbestos in building materials, products, or in manufacturing operations. The majority of cases are pending in Texas and Illinois. There were 59 asbestos cases pending as of December 31, 2017.
Given the lack of any significant consistency to claims (i.e., as to product, operational site, or other relevant assertions) filed against the Company, the Company is generally unable to make a reasonable estimate of the future costs of pending claims or unasserted claims. As of December 31, 2017, the Company has accrued an immaterial amount related to pending claims.
Socorro
On May 12, 2015, a complaint for personal injuries, loss of consortium and punitive damages was filed by James Chavez, Andrew Baca, and their respective spouses, against Aerojet Rocketdyne and the Board of Regents of New Mexico Tech in the Seventh Judicial District, County of Socorro, New Mexico, James Chavez, et al., vs. Aerojet Rocketdyne, Inc., et al., Case No. D725CV201500047. Messrs. Chavez and Baca were employees of Aerotek, a contractor to Aerojet Rocketdyne, who were injured when excess energetic materials being managed by the Energetic Materials Research and Testing Center, a research division of New Mexico Tech, ignited in an unplanned manner. The complaint alleges causes of action based on negligence and negligence per se, strict liability, and willful, reckless and wanton conduct against Aerojet Rocketdyne, and seeks unspecified compensatory and punitive damages. Trial is scheduled for June 18, 2018. No liability for this matter has been recorded by the Company as of December 31, 2017.
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
As of December 31, 2017, the aggregate range of these anticipated environmental costs was $341.4 million to $503.4 million and the accrued amount was $341.4 million. See Note 8(d) for a summary of the environmental reserve activity. Of these accrued liabilities, approximately 99% relates to the Company’s U.S. government contracting business and a portion of this liability is recoverable. The significant environmental sites are discussed below. The balance of the accrued liabilities, which are not recoverable from the U.S. government, relate to other sites for which the Company’s obligations are probable and estimable.
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
Aerojet Rocketdyne is involved in various stages of soil and groundwater investigation, remedy selection, design, construction, operation and maintenance associated with the operable units, all of which are conducted under the direction and oversight of the EPA, including unilateral administrative orders, and the California Department of Toxic Substances Control

("DTSC") and Regional Water Quality Control Board, Central Valley Region ("RWQCB"). On September 22, 2016, the EPA completed its first five-year remedy review of the Sacramento superfund site.  The five-year review required by statute and regulation applies to all remedial actions which result in hazardous substances above levels that allow unlimited use and unrestricted exposure.  The Company is working with the EPA to address the findings of the five-year remedy review.
The entire southern portion of the site known as Rio Del Oro was under state orders issued in the 1990s from DTSC and the RWQCB to investigate and remediate soil and groundwater contamination. In 2008, the DTSC released all but approximately 400 acres of the Rio Del Oro property from DTSC’s environmental orders regarding soil contamination although  the property remains subject to the RWQCB’s orders to investigate and remediate groundwater environmental contamination emanating offsite from the property.
As of December 31, 2017, the estimated range of anticipated costs discussed above for the Sacramento, California site was $206.5 million to $325.2 million and the accrued amount was $206.5 million included as a component of the Company’s environmental reserves. Expenditures associated with this matter are partially recoverable. See Note 8(d) below for further discussion on recoverability.
Baldwin Park Operable Unit (“BPOU”)
As a result of its former Azusa, California operations, in 1994 Aerojet Rocketdyne was named a PRP by the EPA in the area of the San Gabriel Valley Basin superfund site known as the BPOU. In 2002, Aerojet Rocketdyne, along with seven other PRPs (the "Cooperating Respondents”) signed a project agreement in late March 2002 with the San Gabriel Basin Water Quality Authority, the Main San Gabriel Basin Watermaster, and five water companies (the “Water Entities”). The 2002 project agreement terminated in 2017 and the parties executed a new project agreement which became operational on May 9, 2017. The new agreement has a ten-year term and requires the Cooperating Respondents to fund through an escrow account the ongoing operation, maintenance, and administrative costs of certain treatment and water distribution facilities owned and operated by the water companies. There are also provisions in the project agreement for maintaining financial assurance.
Pursuant to an agreement with the remaining Cooperating Respondents, Aerojet Rocketdyne's current share of future BPOU costs will be approximately 74%.
As of December 31, 2017, the estimated range of anticipated costs was $116.4 million to $152.5 million and the accrued amount was $116.4 million included as a component of the Company’s environmental reserves. Expenditures associated with this matter are partially recoverable. See Note 8(d) below for further discussion on recoverability.
d. Environmental Reserves and Estimated Recoveries
Environmental Reserves
The Company reviews on a quarterly basis estimated future remediation costs and has an established practice of estimating environmental remediation costs over a fifteen year period, except for those environmental remediation costs with a specific contractual term. Environmental liabilities at the BPOU site are currently estimated through the term of the new project agreement which expires in May 2027. As the period for which estimated environmental remediation costs lengthens, the reliability of such estimates decreases. These estimates consider the investigative work and analysis of engineers, outside environmental consultants, and the advice of legal staff regarding the status and anticipated results of various administrative and legal proceedings. In most cases, only a range of reasonably possible costs can be estimated. In establishing the Company’s reserves, the most probable estimate is used when determinable; otherwise, the minimum amount is used when no single amount in the range is more probable. Accordingly, such estimates can change as the Company periodically evaluates and revises these estimates as new information becomes available. The Company cannot predict whether new information gained as projects progress will affect the estimated liability accrued. The timing of payment for estimated future environmental costs is influenced by a number of factors such as the regulatory approval process, and the time required designing, constructing, and implementing the remedy.

A summary of the Company’s environmental reserve activity:

	Aerojet Rocketdyne- Sacramento	Aerojet Rocketdyne- BPOU	Other Aerojet Rocketdyne Sites	Total Aerojet Rocketdyne	Other	Total Environmental Reserve
	(In millions)
November 30, 2014	$130.4	$21.7	$8.1	$160.2	$5.8	$166.0
Additions	44.3	129.7	2.0	176.0	0.6	176.6
Expenditures	(21.7)	(11.3)	(2.3)	(35.3)	(1.2)	(36.5)
November 30, 2015	153.0	140.1	7.8	300.9	5.2	306.1
Additions	0.5	—	—	0.5	—	0.5
Expenditures	(0.9)	(3.4)	—	(4.3)	—	(4.3)
December 31, 2015	152.6	136.7	7.8	297.1	5.2	302.3
Additions	80.0	3.5	3.9	87.4	—	87.4
Expenditures	(22.5)	(13.4)	(3.2)	(39.1)	(0.9)	(40.0)
December 31, 2016	210.1	126.8	8.5	345.4	4.3	349.7
Additions	19.2	3.3	8.0	30.5	0.8	31.3
Expenditures	(22.8)	(13.7)	(2.8)	(39.3)	(0.3)	(39.6)
December 31, 2017	$206.5	$116.4	$13.7	$336.6	$4.8	$341.4
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
As part of the acquisition of the Atlantic Research Corporation (“ARC”) propulsion business in 2003, Aerojet Rocketdyne entered into an agreement with ARC pursuant to which Aerojet Rocketdyne is responsible for up to $20.0 million of costs (“Pre-Close Environmental Costs”) associated with environmental issues that arose prior to Aerojet Rocketdyne’s acquisition of the ARC propulsion business. ARC is responsible for any cleanup costs relating to the ARC acquired businesses in excess of $20.0 million. Pursuant to a separate agreement with the U.S. government which was entered into prior to the completion of the ARC acquisition, these costs are recovered through the establishment of prices for Aerojet Rocketdyne’s products and services sold to the U.S. government. The Company reached the $20.0 million cap on cleanup costs in the first quarter of fiscal 2017 and expects that additional costs will be incurred due to contamination existing at the time of the acquisition and still requiring remediation and monitoring. On May 6, 2016, ARC informed Aerojet Rocketdyne that it was disputing certain costs that Aerojet Rocketdyne attributed to the $20.0 million Pre-Close Environmental Costs (“ARC Claim”). The Company has met with ARC and responded to the ARC Claim on June 23, 2017. Certain costs related to the ARC Claim will be determined in conjunction with the Company’s evaluation and ultimate resolution of the ARC Claim.
Estimated Recoveries
On January 12, 1999, Aerojet Rocketdyne and the U.S. government reached a settlement agreement (“Global Settlement”) which established a cost-sharing ratio with respect to the clean-up costs of prior environmental contamination. Additionally, in conjunction with the sale of the EIS business in 2001, Aerojet Rocketdyne entered into an agreement with Northrop (the “Northrop Agreement”) whereby Aerojet Rocketdyne is reimbursed by Northrop for a portion of environmental expenditures eligible for recovery under the Global Settlement, subject to an annual billing limitation of $6.0 million and a cumulative limitation of $189.7 million. The cumulative expenditure limitation of $189.7 million was reached in the second quarter of fiscal 2017. A summary of the Northrop Agreement activity is shown below (in millions):

Total reimbursable costs under the Northrop Agreement	$189.7
Amount reimbursed through December 31, 2017	(125.2)
Receivable from Northrop included in the consolidated balance sheet as of December 31, 2017	$64.5
Environmental remediation costs are primarily incurred by the Company's Aerospace and Defense segment, and certain of these costs are recoverable from the Company's contracts with the U.S. government. The Company currently estimates approximately 24% of its future Aerospace and Defense segment environmental remediation costs will not likely be reimbursable and are expensed.

Allowable environmental remediation costs are charged to the Company’s contracts as the costs are incurred. Because these costs are recovered through forward-pricing arrangements, the ability of Aerojet Rocketdyne to continue recovering these costs from the U.S. government depends on Aerojet Rocketdyne’s sustained business volume from U.S. government contracts and programs.
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

	Year Ended			One month ended
	December 31,	December 31,	November 30,	December 31,
	2017	2016	2015	2015
	(In millions)
Estimated recoverable amounts from U.S. government contracts and other third parties	$23.1	$69.1	$159.3	$0.6
Expense (benefit) to consolidated statement of operations	8.2	18.3	17.3	(0.1)
Total environmental reserve adjustments	$31.3	$87.4	$176.6	$0.5
e.  Arrangements with Off-Balance Sheet Risk
As of December 31, 2017, arrangements with off-balance sheet risk consisted of:

•	$38.6 million in outstanding commercial letters of credit, the majority of which may be renewed, primarily to collateralize obligations for environmental remediation and insurance coverage.

•	$52.8 million in outstanding surety bonds to primarily satisfy indemnification obligations for environmental remediation coverage.

•	Up to $120.0 million aggregate in guarantees by the Company of Aerojet Rocketdyne’s obligations to U.S. government agencies for environmental remediation activities.

•	$121.9 million in commitments associated with outsourcing certain information technology and cyber security functions.

•	$83.1 million in commitments associated with the Company's new facilities located in Huntsville, Alabama.

•	Guarantees, jointly and severally, by the Company’s material domestic subsidiaries of their obligations under the Senior Credit Facility.
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
Note  9. Stockholders’ Equity
a.  Preference Stock
As of December 31, 2017 and 2016, 15.0 million shares of preferred stock were authorized and none were issued or outstanding.
b.  Common Stock
As of December 31, 2017, the Company had 150.0 million authorized shares of common stock, par value $0.10 per share, of which 73.6 million shares were issued and outstanding, and 20.2 million shares were reserved for future issuance for the exercise of stock options (seven and ten year contractual life) and restricted stock (no maximum contractual life), payment of awards under stock-based compensation plans, and conversion of the Company’s convertible debt.
c.  Treasury Stock
The Company has repurchased 3.5 million of its common shares at a cost of $64.5 million. The Company reflects stock repurchases in its financial statements on a “settlement” basis.
d.  Stock-based Compensation
Total stock-based compensation expense (benefit) by type of award was as follows:

	Year Ended			One month ended
	December 31,	December 31,	November 30,	December 31,
	2017	2016	2015	2015
	(In millions)
SARs	$9.3	$2.2	$1.8	$(1.4)
Restricted stock, service based	4.1	3.6	5.6	0.3
Restricted stock, performance based	6.8	5.7	0.1	0.6
Employee stock purchase plan ("ESPP")	0.6	0.5	0.3	—
Stock options	1.2	0.9	0.8	0.1
Total stock-based compensation expense (benefit)	$22.0	$12.9	$8.6	$(0.4)
Stock Appreciation Rights: As of December 31, 2017, a total of 1.0 million SARs were outstanding under the 1999 Equity and Performance Incentive Plan (“1999 Plan”) and 2009 Equity and Performance Incentive Plan (“2009 Plan”). SARs granted to employees generally vest in one-third increments at one year, two years, and three years from the date of grant and have a ten year contractual life under the 1999 Plan and a seven year contractual life under the 2009 Plan. SARs granted to directors of the Company typically vest over a one year service period (half after six months and half after one year) and have a ten year contractual life under the 1999 Plan and a seven year contractual life under the 2009 Plan. These awards are similar to the Company’s employee stock options, but are settled in cash rather than in shares of common stock, and are classified as liability awards. Compensation cost for these awards is determined using a fair-value method and remeasured at each reporting date until the date of settlement.
A summary of the status of the Company’s SARs as of December 31, 2017 and changes during fiscal 2017:

	SARs (In millions)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (In millions)
Outstanding at December 31, 2016	1.0	$11.52
Granted	0.4	22.35
Exercised	(0.3)	6.97
Canceled	(0.1)	17.21
Outstanding at December 31, 2017	1.0	$16.62	4.7	$14.6
Exercisable at December 31, 2017	0.2	$8.17	1.2	$5.4
The weighted average grant date fair value for SARs granted in fiscal 2017 and 2016 was $15.41 and $7.66, respectively. No SARs were granted in fiscal 2015 and the one month ended December 31, 2015. The total intrinsic value for SARs liabilities paid in fiscal 2017, 2016, and 2015 was $4.9 million, $2.3 million, and $3.3 million, respectively. As of

December 31, 2017, there was $7.5 million of total stock-based compensation related to nonvested SARs. That cost is expected to be recognized over an estimated weighted-average amortization period of 23 months.
Restricted Stock, service-based: As of December 31, 2017, a total of 0.4 million shares of service-based restricted stock were outstanding which vest based on years of service under the 2009 Plan. Restricted shares are granted to key employees and directors of the Company. The fair value of the restricted stock awards was based on the closing market price of the Company’s common stock on the date of award and is being amortized on a straight line basis over the service period.
A summary of the status of the Company’s service-based restricted stock as of December 31, 2017 and changes during fiscal 2017:

	Service Based Restricted Stock (In millions)	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2016	0.6	$18.06
Granted	0.1	24.98
Exercised	(0.3)	18.12
Outstanding at December 31, 2017	0.4	$20.14
Expected to vest at December 31, 2017	0.4	$20.14
As of December 31, 2017, there was $5.0 million of total stock-based compensation related to nonvested service-based restricted stock. That cost is expected to be recognized over an estimated weighted-average amortization period of six months. At December 31, 2017, the intrinsic value of the service-based restricted stock outstanding and expected to vest was $11.7 million. The weighted average grant date fair values for service-based restricted stock granted in fiscal 2016 and 2015 was $17.65 and $20.70, respectively.
Restricted Stock, performance-based Company metrics: As of December 31, 2017, a total of 1.0 million shares of performance-based restricted shares were outstanding under the 2009 Plan. The performance-based restricted stock vests if the Company meets various operations and earnings targets set by the Organization & Compensation Committee of the Board of Directors. The fair value of the performance-based restricted stock awards was based on the closing market price of the Company’s common stock on the date of award and is being amortized over the estimated service period to achieve the operations and earnings targets.
A summary of the status of the Company’s performance-based restricted stock as of December 31, 2017 and changes during fiscal 2017:

	Performance Based Restricted Stock (In millions)	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2016	1.1	$17.85
Granted	0.5	22.35
Exercised	(0.3)	15.80
Canceled	(0.3)	18.48
Outstanding at December 31, 2017	1.0	$19.73
Expected to vest at December 31, 2017	0.6	$19.74
As of December 31, 2017, there was $4.9 million of total stock-based compensation related to nonvested performance-based restricted stock. That cost is expected to be recognized over an estimated weighted-average amortization period of 17 months. At December 31, 2017, the intrinsic value of the performance-based restricted stock outstanding was $32.7 million and the intrinsic value of the performance-based restricted stock expected to vest was $17.8 million. The weighted average grant date fair values for performance-based restricted stock granted in fiscal 2016 and 2015 was $15.97 and $21.33, respectively.
Employee Stock Purchase Plan: The ESPP enables eligible employees the opportunity to purchase the Company’s common stock at a price not less than 85% of the fair market value of the common stock on the last day of the respective offering period. A maximum of 1.5 million shares are authorized for issuance under the ESPP under the 2009 Plan. During fiscal 2017, 0.1 million shares were issued under the ESPP at an average price of $25.43 per share. During fiscal 2016, 0.2 million shares were issued under the ESPP at an average price of $18.11 per share. During the one month ended December 31, 2015, 0.1 million shares were issued under the ESPP at an average price of $15.66 per share. During fiscal 2015, 0.1 million shares were issued under the ESPP at an average price of $20.61 per share.

Stock Options: As of December 31, 2017, a total of 0.4 million stock options were outstanding under the 1999 Plan and 2009 Plan. The stock options granted in fiscal 2016 related to an award granted to the Executive Chairman, see the discussion below.
A summary of the status of the Company’s stock options as of December 31, 2017 and changes during fiscal 2017:

	Stock Options (In millions)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Intrinsic Value (In millions)
Outstanding at December 31, 2016	0.6	$15.48
Exercised	(0.2)	6.54
Outstanding at December 31, 2017	0.4	$18.86	4.6	$5.1
Exercisable at December 31, 2017	0.3	$17.09	4.8	$4.1
Expected to vest at December 31, 2017	0.1	$23.06	4.2	$1.0
The total intrinsic value for options exercised in fiscal 2017, 2016, and 2015 was $2.9 million, $2.1 million, and $3.9 million, respectively. No options were exercised in the one month ended December 31, 2015. The weighted average grant date fair value for stock options granted in fiscal 2016 and 2015 was $18.01 and $23.04.
The following table summarizes the range of exercise prices and weighted-average exercise prices for options outstanding as of December 31, 2017 under the Company’s stock option plans:

		Outstanding
Period Granted	Range of Exercise Prices	Stock Options Outstanding (In millions)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)
Fiscal 2015	$20.48 - $23.06	0.2	$23.03	4.2
Fiscal 2016	$18.01	0.2	$18.01	5.6
		0.4
Common Shares and Stock Options, performance-based: In August 2016, the Company granted the Executive Chairman 0.2 million performance-based common shares and 0.2 million performance-based stock options that vest according to the attainment of share prices ranging from $22.00 per share to $27.00 per share of the Company's stock. The performance-based common shares were valued at a weighted average price of $12.99 using a Monte Carlo model. The performance-based stock options were valued at a weighted average price of $5.81 using a Monte Carlo model. The Company recognized the grant-date fair value of these awards as stock-based compensation expense ratably over the estimated vesting period based on the number of awards expected to vest at each reporting date or earlier if the market condition was satisfied. All of the performance based awards vested during fiscal 2017 as a result of the attainment of share prices. The Company used the following weighted average assumptions to value the awards for the year ended December 31, 2016:

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

Valuation Assumptions: The fair value of stock options was estimated using a Black-Scholes Model (except for the performance-based stock options discussed in the section above) with the following weighted average assumptions:

Year ended
November 30,
2015
Expected life (in years)	7.0
Volatility	58.06%
Risk-free interest rate	1.94%
The Company did not grant any stock options during fiscal 2017.
The fair value of SARs was estimated using a Black-Scholes Model with the following weighted average assumptions:

	Year Ended			One month ended
	December 31,	December 31,	November 30,	December 31,
	2017	2016	2015	2015
Expected life (in years)	4.8	4.0	2.1	2.0
Volatility	34.00%	36.00%	34.00%	34.00%
Risk-free interest rate	2.23%	1.65%	0.94%	0.79%
Expected Term: The Company’s expected term represents the period that the Company’s stock-based awards are expected to be outstanding and was determined based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards and vesting schedules.
Expected Volatility: The fair value of stock-based payments was determined using the Black-Scholes Model with a volatility factor based on the Company’s historical stock prices. The range of expected volatility used in the Black-Scholes Model was 32.2% to 42.7% as of December 31, 2017.
Expected Dividend: The Black-Scholes Model requires a single expected dividend yield as an input. The Senior Credit Facility restricts the payment of dividends and the Company does not anticipate paying cash dividends in the foreseeable future. Accordingly, the Company did not apply an expected dividend yield to the Black-Scholes Model for all periods presented.
Risk-Free Interest Rate: The Company bases the risk-free interest rate used in the Black-Scholes Model on the implied yield currently available on U.S. Treasury zero-coupon issues with an equivalent remaining term. The range of risk-free interest rates used in the Black-Scholes Model was 1.66% to 2.40% as of December 31, 2017.

Note 10. Operating Segments and Related Disclosures
The Company’s operations are organized into two operating segments based on different products and customer bases: Aerospace and Defense, and Real Estate. Sales to significant customers and other concentrations information is presented in Note 1(u). The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies (see Note 1).
The Company evaluates its operating segments based on several factors, of which the primary financial measure is segment performance. Segment performance represents net sales less applicable costs, expenses and unusual items relating to the segment operations. Segment performance excludes corporate income and expenses, unusual items not related to the segment operations, interest expense, interest income, and income taxes.
Selected financial information for each reportable segment:

	Year Ended			One month ended
	December 31,	December 31,	November 30,	December 31,
	2017	2016	2015	2015
	(In millions)
Net Sales:
Aerospace and Defense	$1,870.8	$1,753.9	$1,660.0	$95.8
Real Estate	6.4	7.4	48.3	0.5
Total Net Sales	$1,877.2	$1,761.3	$1,708.3	$96.3
Segment Performance:
Aerospace and Defense	$202.9	$184.1	$165.7	$19.6
Environmental remediation provision adjustments	(7.5)	(18.3)	(16.6)	0.1
Retirement benefits, net (1)	(19.5)	(22.5)	(50.2)	(4.1)
Unusual items	2.0	—	(50.0)	(0.4)
Aerospace and Defense Total	177.9	143.3	48.9	15.2
Real Estate	2.5	4.3	34.4	0.2
Total Segment Performance	$180.4	$147.6	$83.3	$15.4
Reconciliation of segment performance to income (loss) before income taxes:
Segment performance	$180.4	$147.6	$83.3	$15.4
Interest expense	(30.9)	(32.5)	(50.4)	(3.8)
Interest income	3.5	0.6	0.3	—
Stock-based compensation	(22.0)	(12.9)	(8.6)	0.4
Corporate retirement benefits	(20.0)	(18.9)	(17.4)	(1.5)
Corporate and other	(23.1)	(20.1)	(22.1)	(1.5)
Unusual items	(1.0)	(34.5)	(1.9)	—
Income (loss) before income taxes	$86.9	$29.3	$(16.8)	$9.0
Aerospace and Defense	$29.3	$46.4	$36.8	$1.2
Real Estate	—	—	—	—
Corporate	0.1	1.2	—	—
Capital Expenditures	$29.4	$47.6	$36.8	$1.2
Aerospace and Defense	$71.6	$64.2	$64.4	$5.0
Real Estate	0.7	0.6	0.7	0.1
Corporate	0.3	0.1	—	—
Depreciation and Amortization	$72.6	$64.9	$65.1	$5.1
________
(1) Retirement benefits are net of cash funding to the Company's tax-qualified defined benefit pension plan which are recoverable costs under its U.S. government contracts. The Company's recoverable tax-qualified pension costs in fiscal 2017 and 2016 totaled $33.7 million and $27.5 million, respectively.

	As of December 31,
	2017	2016
	(In millions)
Assets:
Aerospace and Defense (1)	$1,477.8	$1,571.3
Real Estate	125.9	128.7
Operating segment assets	1,603.7	1,700.0
Corporate	655.0	549.5
Total Assets	$2,258.7	$2,249.5
 _________

(1)
The Aerospace and Defense operating segment had $161.3 million and $158.1 million of goodwill as of December 31, 2017 and 2016, respectively. In addition, as of December 31, 2017 and 2016, intangible assets balances (other than goodwill) were $85.5 million and $94.4 million, respectively, in the Aerospace and Defense operating segment.

Note 11. Cost Reduction Plans
During fiscal 2015, the Company initiated the first phase ("Phase I") of the competitive improvement program (the "CIP”) comprised of activities and initiatives aimed at reducing costs in order for the Company to continue to compete successfully. Phase I is composed of three major components: (i) facilities optimization and footprint reduction; (ii) product affordability; and (iii) reduced administrative and overhead costs. On April 6, 2017, the Board of Directors approved the second phase (“Phase II”) of the Company’s previously announced CIP. Pursuant to Phase II, the Company plans to expand its CIP and further consolidate its Sacramento, California, and Gainesville, Virginia sites, while centralizing and expanding its existing presence in Huntsville, Alabama. The Company currently estimates that it will incur restructuring and related costs of the Phase I and II programs of approximately $235.1 million (including approximately $60.5 million of capital expenditures). The Company has incurred $79.5 million of such costs through December 31, 2017, including $32.5 million in capital expenditures. A summary of the Company's severance and retention liabilities related to Phase I and II activity is shown below:

	Severance	Retention	Total
	(In millions)
November 30, 2014	$—	$—	$—
Accrual established	12.9	2.7	15.6
Payments	(1.8)	—	(1.8)
November 30, 2015	11.1	2.7	13.8
Accrual	(0.2)	0.2	—
Payments	—	(1.2)	(1.2)
December 31, 2015	10.9	1.7	12.6
Accrual	—	2.3	2.3
Payments	(0.9)	(1.9)	(2.8)
Adjustments	(3.2)	—	(3.2)
December 31, 2016	6.8	2.1	8.9
Accrual	26.1	2.2	28.3
Payments	(2.9)	(0.9)	(3.8)
December 31, 2017	$30.0	$3.4	$33.4
The costs associated with the CIP will be a component of the Company’s U.S. government forward pricing rates, and therefore, will be recovered through the pricing of the Company’s products and services to the U.S. government. In addition to the employee-related CIP obligations, the Company incurred non-cash accelerated depreciation expense of $3.9 million, $0.7 million and $0.8 million in fiscal 2017, 2016, and 2015, respectively, associated with changes in the estimated useful life of long-lived assets impacted by the CIP.

Note 12.	Quarterly Financial Data (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In millions, except per share amounts)
Fiscal 2017
Net sales	$405.3	$459.6	$484.1	$528.2
Cost of sales (exclusive of items shown separately on Statement of Operations)	352.7	383.9	417.1	461.7
Income before income taxes	9.2	36.2	18.6	22.9
Net income (loss)	5.9	24.3	12.6	(52.0)
Basic and Diluted net income (loss) per share	0.08	0.32	0.17	(0.71)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In millions, except per share amounts)
Fiscal 2016
Net sales	$356.9	$408.4	$463.8	$532.2
Cost of sales (exclusive of items shown separately on Statement of Operations)	309.7	356.5	405.4	455.8
Income (loss) before income taxes	8.6	11.5	(25.3)	34.4
Net income (loss)	5.1	5.9	(11.1)	18.1
Basic net income (loss) per share	0.08	0.09	(0.17)	0.26
Diluted net income (loss) per share	0.08	0.09	(0.17)	0.25

Note 13.	Unusual Items
Total unusual items, comprised of a component of other expense, net and loss on debt in the consolidated statements of operations, was as follows:

	Year Ended			One month ended
	December 31,	December 31,	November 30,	December 31,
	2017	2016	2015	2015
	(In millions)
Aerospace and Defense:
(Gain) loss on legal matters and settlements (1)	$(2.0)	$—	$50.0	$0.4
Aerospace and defense unusual items	(2.0)	—	50.0	0.4
Corporate:
Loss on debt repurchased (2)	—	34.4	1.9	—
Acquisition costs (1)	1.0	—	—
Loss on bank amendment (1)	—	0.1	—	—
Corporate unusual items	1.0	34.5	1.9	—
Total unusual items	$(1.0)	$34.5	$51.9	$0.4
________
(1) Operating (income) expense
(2) Non-operating expense
Fiscal 2017 Activity:
The Company recorded $2.0 million of realized gains, net of interest associated with the failure to register with the SEC the issuance of certain of the Company’s common shares under the defined contribution 401(k) employee benefit plan (see Note 3(l)).
The Company recorded $1.0 million of costs related to the acquisition of Coleman (see Note 4).
Fiscal 2016 Activity:

On July 18, 2016, the Company redeemed $460.0 million principal amount of its 7 1/8% Notes, representing all of the outstanding 7 1/8% Notes, at a redemption price equal to 105.344% of the principal amount, plus accrued and unpaid interest. The Company incurred a pre-tax charge of $34.1 million in the third quarter of fiscal 2016 associated with the extinguishment of the 7 1/8% Notes. The $34.1 million pre-tax charge was the result of the $24.6 million paid in excess of the par value and $9.5 million associated with the write-off of unamortized deferred financing costs. The Company funded the redemption in part through a $400.0 million term loan under the Company's Senior Credit Facility.
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
 Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Disclosure Controls and Procedures
As of December 31, 2017, we conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed to provide reasonable assurance that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of December 31, 2017 that our disclosure controls and procedures were effective at the reasonable assurance level.
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
With the participation of the Chief Executive Officer and the Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission

(“COSO”). Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2017.
The effectiveness of our internal control over financial reporting as of December 31, 2017 has been audited by PricewaterhouseCoopers LLP, our independent registered public accounting firm. Their report appears in Item 8 of this Form 10-K.
Remediation of Prior Year Material Weakness
We previously identified and disclosed in our Form 10-K for the year ended December 31, 2016, as well as in our Forms 10-Q for each interim period in fiscal 2017, a material weakness in our internal control over financial reporting as we did not maintain adequate controls over the completeness and accuracy of our accounting for income taxes, including the income tax provision and related tax assets and liabilities.
Throughout fiscal 2017, we implemented changes to our processes to improve our internal control over financial reporting related to the controls over the completeness and accuracy of our accounting for income taxes. The following steps have been taken to remediate the conditions leading to the above stated material weakness:

•	Management has strengthened the income tax function by hiring additional key internal tax personnel with the requisite background and knowledge.

•
Beginning in the third quarter of fiscal 2017, management, including the key tax resources noted above, has designed and implemented quarterly controls to validate the completeness and accuracy of financial information utilized in the preparation of our income tax provision, including the related income tax assets and liabilities.

•
During the fourth quarter of fiscal 2017, key tax resources, including the Vice President and Director of Tax, designed and implemented an annual control to validate the tax return-to-provision adjustment to ensure the completeness and accuracy of our deferred tax balances.

Changes in Internal Control Over Financial Reporting
The control implemented during the fourth quarter of fiscal 2017, as described in the “Remediation of Prior Year Material Weakness” section above, was a change in internal control over financial reporting that occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the effectiveness of our internal control over financial reporting.
Item  9B. Other Information
On February 20, 2018, the Company appointed Daniel L. Boehle, Vice President and Controller, to serve as the Company’s principal accounting officer for purposes of its filings with the U.S. Securities and Exchange Commission.
Mr. Boehle, 46, has served as the Company’s Vice President and Controller since August 2017.  Prior to joining the Company, Mr. Boehle held several senior level accounting positions with Northrop Grumman Corporation (“Northrop”), including as Director, Aerospace Systems Sector Financial Planning, Reporting, and Analysis from February 2013 through July 2017, and as Director, Corporate Internal Audit - Financial Audits from June 2012 to January 2013.  Before joining Northrop in 2001, Mr. Boehle was an Audit Senior Manager with KPMG LLP.  Mr. Boehle is a certified public accountant in the State of California and holds a bachelor’s degree in Accounting from Loyola Marymount University and a master’s degree in Business Administration from UCLA.
The Company has not entered into or amended any material plan, contract or arrangement in connection with Mr. Boehle’s appointment to serve as principal accounting officer.  Mr. Boehle does not have any family relationships with any of the directors, executive officers, or any people nominated or chosen by the Company to become a director or executive officer. Mr. Boehle is not a party to any transactions listed in Item 404(a) of Regulation S-K.
PART III
Item  10. Directors, Executive Officers and Corporate Governance
Directors of the Registrant
Information with respect to directors of the Company who will stand for election at the 2018 Annual Meeting of Stockholders is set forth under the heading “PROPOSAL 1 - ELECTION OF DIRECTORS” in our 2018 Proxy Statement for our 2018 Annual Meeting of Stockholders (“2018 Proxy Statement”), which will be filed with the SEC within 120 days after the close of our fiscal year. Such information is incorporated herein by reference.
The information in our 2018 Proxy Statement set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated herein by reference. Information regarding stockholder communications with our Board of Directors may be found under the caption “Communications with Directors” in our 2018 Proxy Statement and is incorporated herein by reference.

Executive Officers of the Registrant
The following is as of February 15, 2018:

Name	Title	Other Business Experience	Age
Warren G. Lichtenstein	Executive Chairman (since June 2016)
Chairman, March 2013 - June 2016 (Director since 2008); Executive Chairman of Steel Partners Holdings GP Inc., the general partner of Steel Partners Holdings L.P. February 2013 - Present; Chairman and CEO of general partner of Steel Partners Holdings L.P. July 2009 - February 2013; Chairman, Handy & Harman Ltd. (formerly known as WHX Corporation) July 2005 - Present; Executive Chairman, ModusLink June 2016 - Present; Interim CEO, ModusLink March 2016 - June 2016; Chairman, ModusLink March 2013 - June 2016. Chairman Steel Excel May 2011 - Present (director since 2010); Director SL Industries, Inc. March 2010 - Present; Director (formerly Chairman) SL Industries January 2002 - May 2008; CEO SL Industries February 2002 - August 2005.
			52
Eileen P. Drake	Chief Executive Officer and President (since June 2015)	Chief Operating Officer, March 2015 - June 2015; Director, Woodward, Inc. February 2017 - Present; President of Pratt & Whitney AeroPower’s auxiliary power unit and small turbojet propulsion business, UTC 2012 - 2015; VP of Operations, UTC 2009 - 2012; VP of Quality, Environmental Health & Safety, and Achieving Competitive Excellence, UTC 2003 - 2009; Product Line Manager and Plant Manager, Ford Motor Company 1996 - 2003; United States Army 1989 - 1996.	52
Mark A. Tucker	Chief Operating Officer (since June 2015)	Senior VP, Enterprise Operations and Engineering, Aerojet Rocketdyne, Inc. October 2013 - June 2015; VP Special Programs, Aerospace Systems Sector, Northrop Grumman 1983 - 2013.	59
Paul R. Lundstrom	Vice President, Chief Financial Officer (since November 2016)	VP, Investor Relations, UTC 2014 - 2016; VP, Chief Financial Officer, Building & Industrial systems - North Asia (a UTC division) 2013 - 2014; VP, Chief Financial Officer, Climate/Controls/Security - Asia (a UTC division) 2011 - 2013; VP, Chief Financial Officer, Carrier Building Systems and Services, Carrier Corporation (a UTC division) 2009 - 2011.	42

John D. Schumacher	Vice President, Washington Operations (since June 2015)
VP, Business Relations April 2013 - June 2015; President, Aerojet Rocketdyne Foundation since October 2013; President, Astrium Americas and VP, Space, EADS North America April 2011 - April 2013; VP, Washington Operations, Aerojet May 2006 - April 2011; Director, Whitney, Bradley & Brown Consulting September 2005 - May 2006; Chief of Staff, National Aeronautics and Space Administration (“NASA”) May 2003 - September 2005; Associate Administrator for External Relations, NASA 1994 - 2003; Deputy Associate Administrator, NASA 1990 - 1994; Advisor to the Administrator, NASA 1989 - 1990; Associate, Rogers & Wells, NY, 1987 - 1989; Captain, Naval Reserve 1984 - 2006; Active Duty U.S. Navy 1972 - 1984.
			63
Arjun L. Kampani	Vice President, General Counsel and Secretary (since April 2016)	VP, General Counsel and Corporate Secretary, General Dynamics Land Systems, Inc. 2010 - 2016; Director & Assistant General Counsel, Mergers and Acquisitions, General Dynamics Corporation 2006 - 2009; Assistant General Counsel and Assistant Corporate Secretary, Anteon International Corporation 2004 - 2006; Attorney, Business and Finance Department, Thelen Reid & Priest, LLP 1999 - 2004.	46
Gregory A. Jones	Senior Vice President, Strategy and Business Development (since February 2018)	VP, Corporate Business Development & International Programs, Orbital ATK February 2015 - January 2018; VP, Corporate Strategy & Business Development, Orbital Sciences Corporation, 2005 - 2015; Senior Director of Strategy & Business Development, IDS, The Boeing Company 2003 - 2005.	56
The Company’s executive officers generally hold terms of office of one year and/or until their successors are elected and serve at the discretion of the Board.
Code of Ethics and Corporate Governance Guidelines
The Company has adopted a code of ethics known as the Code of Business Conduct that applies to the Company’s employees including the principal executive officer and principal financial officer. Amendments to the Code of Business Conduct and any grant of a waiver from a provision of the Code of Business Conduct requiring disclosure under applicable SEC rules will be disclosed on the Company’s website at www.AerojetRocketdyne.com. Copies of the Code of Business Conduct and the Company’s Corporate Governance Guidelines are available on the Company’s web site at www.AerojetRocketdyne.com (copies are available in print to any stockholder or other interested person who requests them by writing to Secretary, Aerojet Rocketdyne Holdings, Inc., 222 N. Sepulveda Blvd., Suite 500, El Segundo, California 90245).
Audit Committee and Audit Committee Financial Expert
Information regarding the Audit Committee and the Audit Committee’s Financial Expert is set forth under the heading “Board Committees” in our 2018 Proxy Statement and is incorporated herein by reference.
Item 11. Executive Compensation
Information concerning executive compensation may be found under the captions “Executive Compensation,” “2017 Director Compensation Table,” “Compensation Discussion and Analysis,” “Summary Compensation Table,” “2017 Grants of Plan-Based Awards,” “Outstanding Equity Awards at 2017 Fiscal Year End,” “2017 Option/SAR Exercises and Stock Vested,” “2017 Pension Benefits,” “2017 Non-Qualified Deferred Compensation,” “Potential Payments upon Termination of Employment or Change in Control,” “Employment Agreement and Indemnity Agreements,” “Director Compensation,” “Organization & Compensation Committee Report” and “Compensation Committee Interlocks and Insider Participation” of our 2018 Proxy Statement. Such information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information under the headings “Security Ownership of Certain Beneficial Owners” and “Security Ownership of Officers and Directors” in our 2018 Proxy Statement is incorporated herein by reference.
Equity Compensation Plan Information
The table below sets forth certain information regarding the following equity compensation plans of the Company, pursuant to which we have made equity compensation available to eligible persons, as of December 31, 2017: (i) 1999 Equity and Performance Incentive Plan; and (ii) 2009 Equity and Performance Incentive Plan. Both plans have been approved by our stockholders.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options,Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity compensation plans approved by stockholders
Stock options	412,694	$18.86
Restricted shares (2)	—
Total	412,694	$18.86	2,902,177	(1)
Equity compensation plans not approved by stockholders (3)	—	N/A	—
Total	412,694	$18.86	2,902,177
 _________

(1)
As of December 31, 2017, there are no more shares available to be issued under any type of incentive award under the 1999 Equity and Performance Incentive Plan. The maximum number of shares available for issuance to participants under the 2009 Equity and Performance Incentive Plan is 7,450,000 shares, all of which may be awarded as incentive stock options. Subject to the total shares available to be issued under the plan, the following specific limits apply: (A) no more than 300,000 shares may be issued to nonemployee directors and no nonemployee director may receive more than 150,000 shares in any fiscal year; (B) no more than 200,000 shares subject to stock options, including incentive stock options, may be granted to any participant in any fiscal year; (C) no more than 200,000 shares subject to stock appreciation rights may be granted to any participant in any fiscal year; (D) no more than 200,000 shares may be granted to any participant in any fiscal year pursuant to an award of restricted stock or restricted stock units; (E) no more than 200,000 shares may be granted to any participant in any fiscal year pursuant to an award of performance shares or performance units; and (F) no more than 100,000 shares may be granted to any participant in any fiscal year pursuant to a stock-based award other than described above.

(2)	As of December 31, 2017, 1,422,555 shares had been granted as restricted shares that had not yet vested.

(3)
The Company also maintains the Aerojet Rocketdyne Holdings, Inc. and Participating Subsidiaries Deferred Bonus Plan. Prior to 2016, this plan allowed participating employees to defer a portion of their compensation for future distribution. All or a portion of such deferrals made prior to November 30, 2009 could be allocated to an account based on the Company’s common stock and does permit limited distributions in the form of Company common shares. However, distributions in the form of common shares are permitted only at the election of the Organization & Compensation Committee of the Board of Directors and, according to the terms of the plan, individuals serving as officers or directors of the Company are not permitted to receive distributions in the form of Company common shares until at least six months after such individual ceases to be an officer or director of the Company. The table does not include information about this plan because no options, warrants or rights are available under this plan and no specific number of shares is set aside under this plan as available for future issuance. Based upon the price of Company common shares on December 31, 2017, the maximum number of shares that could be distributed to employees not subject to the restrictions on officers and directors (if permitted by the Organization & Compensation Committee) would be 1,331. This plan was amended effective November 30, 2009 to prevent the application of future deferrals to the Company common stock investment program.

Item 13. Certain Relationships and Related Transactions, and Director Independence
Information regarding certain transactions and employment agreements with management is set under the headings “Employment Agreement and Indemnity Agreements,” “Related Person Transaction Policy” and “Potential Payments upon Termination of Employment or Change in Control” in our 2018 Proxy Statement and is incorporated herein by reference.

Information regarding director independence is set forth under the heading “Determination of Independence of Directors” in our 2018 Proxy Statement and is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services
The information in our 2018 Proxy Statement set forth under the captions “Proposal 3 - Ratification of the Appointment of Independent Auditors,” “Audit Fees,” “Audit-Related Fees,” “Tax Fees,” “All Other Fees,” and “Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of the Company’s Independent Auditors” is incorporated herein by reference.
Part IV
Item 15. Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this report:

(1)	FINANCIAL STATEMENTS

Page Number
Report of Independent Registered Public Accounting Firm	48
Consolidated Statements of Operations for the twelve months ended December 31, 2017 and 2016, one month ended December 31, 2015, and for the twelve months ended November 30, 2015	49
Consolidated Statements of Comprehensive Income (Loss) for the twelve months ended December 31, 2017 and 2016, one month ended December 31, 2015, and for the twelve months ended November 30, 2015	50
Consolidated Balance Sheets as of December 31, 2017 and 2016	51
Consolidated Statements of Stockholders’ Equity (Deficit) for the twelve months ended December 31, 2017 and 2016, one month ended December 31, 2015, and for the twelve months ended November 30, 2015	52
Consolidated Statements of Cash Flows for the twelve months ended December 31, 2017 and 2016, one month ended December 31, 2015, and for the twelve months ended November 30, 2015	53
Notes to Consolidated Financial Statements	54

(b)	EXHIBITS

Refer to Exhibit Index.

Item 16. 10-K Summary
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
February 21, 2018

Aerojet Rocketdyne Holdings, Inc.
By:	/s/ EILEEN P. DRAKE
Eileen P. Drake
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature		Title	Date
/s/ EILEEN P. DRAKE Eileen P. Drake		Chief Executive Officer, President and Director (Principal Executive Officer)	February 21, 2018
/s/ PAUL R. LUNDSTROM Paul R. Lundstrom		Vice President, Chief Financial Officer (Principal Financial Officer)	February 21, 2018
/s/ DANIEL L. BOEHLE Daniel L. Boehle		Vice President, Controller (Principal Accounting Officer)	February 21, 2018
* Warren G. Lichtenstein		Executive Chairman	February 21, 2018
* Thomas A. Corcoran		Director	February 21, 2018
* James R. Henderson		Director	February 21, 2018
* Lance W. Lord		Director	February 21, 2018
* Merrill A. McPeak		Director	February 21, 2018
* James H. Perry		Director	February 21, 2018
* Martin Turchin		Director	February 21, 2018
* By:	/s/ PAUL R. LUNDSTROM Paul R. Lundstrom	Attorney-in-Fact pursuant to Power of Attorney	February 21, 2018

EXHIBIT INDEX

Table Item No.	Exhibit Description
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

4.1	GenCorp Retirement Savings Plan was filed as Exhibit 4.1 to GenCorp Inc.’s Registration Statement on Form S-8 filed on June 30, 2008 (File No. 333-0152032) and incorporated herein by reference.
4.2	Form of Common Stock Certificate was filed as Exhibit 4.1 to GenCorp Inc.’s Current Report on Form 8-K dated April 11, 2014 (File No. 1-01520), and is incorporated herein by reference.
4.3
GenCorp Inc. Amended and Restated 2009 Equity and Performance Incentive Plan was filed as Exhibit 4.1 to GenCorp Inc.’s Registration Statement on Form S-8 dated April 9, 2015 (File No. 333-203319), and is incorporated herein by reference.

4.4
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

4.5
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

10.28†
Amendment to the GenCorp Inc. Deferred Compensation Plan for Nonemployee Directors, as amended, effective April 11, 2013 was filed as Exhibit 10.1 to GenCorp Inc.’s Quarterly Report on Form 10-Q for the second quarter ended May 31, 2013 (File No. 1-01520), and is incorporated herein by reference.

10.29†
Stock Option Cancellation Agreement, dated July 9, 2013, between GenCorp Inc. and Kathleen E. Redd was filed as Exhibit 10.1 to GenCorp Inc.’s Current Report on Form 8-K dated July 12, 2013 (File No. 1-01520), and is incorporated herein by reference.

10.30	Form of Indemnification Agreement was filed as Exhibit 10.1 to GenCorp Inc.’s Current Report on Form 8-K dated April 11, 2014 (File No. 1-01520), and is incorporated herein by reference.
10.31
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

10.36†
Offer letter between GenCorp and Eileen Drake, dated March 2, 2015 was filed as Exhibit 10.1 to GenCorp Inc.’s Current Report on Form 8-K dated March 2, 2015 (File No. 1-01520), and is incorporated herein by reference.

10.37†
Executive Employment Agreement, dated as of November 23, 2015, between Aerojet Rocketdyne Holdings, Inc. and Eileen Drake was filed as Exhibit 10.1 to Aerojet Rocketdyne Holdings, Inc.’s Current Report on Form 8-K dated November 23, 2015 (File No. 1-01520), and is incorporated herein by reference.

10.38†
Separation Agreement and General Release between Aerojet Rocketdyne Holdings, Inc. and Christopher C. Cambria dated June 8, 2016 was filed as Exhibit 10.1 to Aerojet Rocketdyne Holdings, Inc.’s Current Report on Form 8-K dated June 8, 2016 (File No. 1-01520), and is incorporated herein by reference.

10.39
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

10.40†
Amended and Restated Deferred Compensation Plan for Directors, dated August 17, 2016 was filed as Exhibit 10.1 to Aerojet Rocketdyne Holdings, Inc.’s Current Report on Form 8-K dated August 17, 2016 (File No. 1-01520), and is incorporated herein by reference.

10.41†
Offer Letter between Aerojet Rocketdyne Holdings, Inc. and Paul R. Lundstrom, dated September 27, 2016 was filed as Exhibit 10.1 to Aerojet Rocketdyne Holdings, Inc.’s Current Report on Form 8-K dated October 25, 2016 (File No. 1-01520), and is incorporated herein by reference.

10.42†
Transition and General Release Agreement between Aerojet Rocketdyne Holdings, Inc. and Kathleen E. Redd, dated December 20, 2016 was filed as Exhibit 10.1 to Aerojet Rocketdyne Holdings, Inc.’s Current Report on Form 8-K dated December 20, 2016 (File No. 1-01520), and is incorporated herein by reference.

10.43†
Amended and Restated Deferred Compensation Plan for Directors, dated as of February 22, 2017 was filed as Exhibit 10.1 to Aerojet Rocketdyne Holdings, Inc.’s Current Report on Form 10-Q dated May 8, 2017 (File No. 1-01520), and is incorporated herein by reference.

10.44†
Aerojet Rocketdyne Holdings, Inc. Executive Change in Control Severance Policy was filed as Exhibit 10.1 to Aerojet Rocketdyne Holdings, Inc.’s Current Report on Form 10-Q dated November 2, 2017 (File No. 1-01520), and is incorporated herein by reference.

21.1*	Subsidiaries of the Company.
23.1*	Consent of Independent Registered Public Accounting Firm.
24.1*	Power of Attorney
31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
32.1*
Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 as amended, and 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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