Form 10-K/A
period 2017-12-31
AEROJET ROCKETDYNE HOLDINGS, INC.
filed 2018-03-13
CIK 40888

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

Explanatory Note

In this Amendment No. 1 to the Annual Report on Form 10-K (the “Amended Filing”) for the year ended December 31, 2017, Aerojet Rocketdyne Holdings, Inc. (the “Company”) is amending the Form 10-K as filed with the Securities and Exchange Commission (the “SEC”) on February 21, 2018 (the “Original Filing”).
The Amended Filing is being filed solely to change the location of the Report of Independent Registered Public Accounting Firm of PricewaterhouseCoopers LLP from Los Angeles, California to Sacramento, California.
The change in location to the filed copy of the Report of Independent Registered Public Accounting Firm of PricewaterhouseCoopers LLP does not affect PricewaterhouseCoopers LLP's unqualified opinion on the Company's financial statements included in the Original Filing and Amended Filing or on the effectiveness of the Company's internal control over financial reporting as of December 31, 2017.
Except for the inclusion of new certifications required by Rule 13a-14 under the Securities Exchange Act of 1934, as amended, a revised report and new consent of the independent registered public accounting firm (and related amendment to the Exhibit Index to reflect the addition of such certifications and consent), this Amended Filing speaks only as of the date of the Original Filing and does not modify or update any other disclosures contained in our Original Filing. This Amended Filing should be read in conjunction with the Original Filing and reports filed with the SEC subsequent to the Original Filing.

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
The effectiveness of our internal control over financial reporting as of December 31, 2017 has been audited by PricewaterhouseCoopers LLP, our independent registered public accounting firm. Their report appears in Item 8 of this Form 10-K/A.
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
Part IV
Item 15. Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this report:

(1)	FINANCIAL STATEMENTS

Page Number
Report of Independent Registered Public Accounting Firm	3
Consolidated Statements of Operations for the twelve months ended December 31, 2017 and 2016, one month ended December 31, 2015, and for the twelve months ended November 30, 2015	4
Consolidated Statements of Comprehensive Income (Loss) for the twelve months ended December 31, 2017 and 2016, one month ended December 31, 2015, and for the twelve months ended November 30, 2015	5
Consolidated Balance Sheets as of December 31, 2017 and 2016	6
Consolidated Statements of Stockholders’ Equity (Deficit) for the twelve months ended December 31, 2017 and 2016, one month ended December 31, 2015, and for the twelve months ended November 30, 2015	7
Consolidated Statements of Cash Flows for the twelve months ended December 31, 2017 and 2016, one month ended December 31, 2015, and for the twelve months ended November 30, 2015	8
Notes to Consolidated Financial Statements	9

(b)	EXHIBITS

Refer to Exhibit Index.

Item 16. 10-K Summary
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
March 13, 2018

Aerojet Rocketdyne Holdings, Inc.
By:	/s/ EILEEN P. DRAKE
Eileen P. Drake
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature		Title	Date
/s/ EILEEN P. DRAKE Eileen P. Drake		Chief Executive Officer, President and Director (Principal Executive Officer)	March 13, 2018
/s/ PAUL R. LUNDSTROM Paul R. Lundstrom		Vice President, Chief Financial Officer (Principal Financial Officer)	March 13, 2018
/s/ DANIEL L. BOEHLE Daniel L. Boehle		Vice President, Controller (Principal Accounting Officer)	March 13, 2018
* Warren G. Lichtenstein		Executive Chairman	March 13, 2018
* Thomas A. Corcoran		Director	March 13, 2018
* James R. Henderson		Director	March 13, 2018
* Lance W. Lord		Director	March 13, 2018
* Merrill A. McPeak		Director	March 13, 2018
* James H. Perry		Director	March 13, 2018
* Martin Turchin		Director	March 13, 2018
* By:	/s/ PAUL R. LUNDSTROM Paul R. Lundstrom	Attorney-in-Fact pursuant to Power of Attorney	March 13, 2018

EXHIBIT INDEX

Table Item No.	Exhibit Description
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