Form 10-Q
period 2018-03-31
AEROJET ROCKETDYNE HOLDINGS, INC.
filed 2018-05-01
CIK 40888

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-Q
 (Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended: March 31, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 24, 2018, there were 75.5 million outstanding shares of our common stock, including unvested common shares, $0.10 par value.

Aerojet Rocketdyne Holdings, Inc.
Quarterly Report on Form 10-Q
For the Quarterly Period Ended March 31, 2018

Part I — FINANCIAL INFORMATION
Item 1. Financial Statements
Aerojet Rocketdyne Holdings, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended March 31,
	2018	2017
	(In millions, except per share amounts)
Net sales	$492.0	$405.3
Operating costs and expenses:
Cost of sales (exclusive of items shown separately below)	426.8	339.4
Selling, general and administrative expense	6.7	13.5
Depreciation and amortization	17.7	16.3
Other expense, net	1.2	1.7
Total operating costs and expenses	452.4	370.9
Operating income	39.6	34.4
Non-operating (income) expense:
Retirement benefits expense	14.4	18.3
Interest income	(1.6)	(0.5)
Interest expense	8.1	7.4
Total non-operating expense, net	20.9	25.2
Income before income taxes	18.7	9.2
Income tax provision	4.7	3.3
Net income	$14.0	$5.9
Earnings Per Share of Common Stock
Basic
Basic net income per share	$0.19	$0.08
Diluted
Diluted net income per share	$0.18	$0.08
Weighted average shares of common stock outstanding, basic	73.7	72.3
Weighted average shares of common stock outstanding, diluted	74.7	72.3
See Notes to Unaudited Condensed Consolidated Financial Statements.

Aerojet Rocketdyne Holdings, Inc.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three months ended March 31,
	2018	2017
	(In millions)
Net income	$14.0	$5.9
Other comprehensive income:
Amortization of actuarial losses and prior service credits, net of $4.2 million and $6.2 million in income taxes in 2018 and 2017, respectively	12.5	9.7
Comprehensive income	$26.5	$15.6
See Notes to Unaudited Condensed Consolidated Financial Statements.

Aerojet Rocketdyne Holdings, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

	March 31, 2018	December 31, 2017
	(In millions, except per share amounts)
ASSETS
Current Assets
Cash and cash equivalents	$432.8	$535.0
Marketable securities	20.0	20.0
Accounts receivable	170.1	64.5
Contract assets	266.0	268.1
Other current assets, net	156.7	129.1
Total Current Assets	1,045.6	1,016.7
Noncurrent Assets
Property, plant and equipment, net	352.8	359.0
Recoverable environmental remediation costs	228.1	231.1
Deferred income taxes	253.1	145.8
Goodwill	161.3	161.3
Intangible assets	82.1	85.5
Other noncurrent assets, net	262.9	259.3
Total Noncurrent Assets	1,340.3	1,242.0
Total Assets	$2,385.9	$2,258.7
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Current portion of long-term debt	$27.7	$25.0
Accounts payable	133.4	100.9
Reserves for environmental remediation costs	36.4	35.2
Contract liabilities	212.6	276.8
Other current liabilities	267.6	156.9
Total Current Liabilities	677.7	594.8
Noncurrent Liabilities
Long-term debt	586.3	591.4
Reserves for environmental remediation costs	302.0	306.2
Pension benefits	480.3	492.8
Other noncurrent liabilities	170.4	171.1
Total Noncurrent Liabilities	1,539.0	1,561.5
Total Liabilities	2,216.7	2,156.3
Commitments and contingencies (Note 8)
Stockholders’ Equity
Preference stock, par value of $1.00; 15.0 million shares authorized; none issued or outstanding	—	—
Common stock, par value of $0.10; 150.0 million shares authorized; 73.8 million shares issued and outstanding as of March 31, 2018; 73.6 million shares issued and outstanding as of December 31, 2017	7.4	7.4
Other capital	505.8	503.1
Treasury stock at cost, 3.5 million shares as of March 31, 2018 and December 31, 2017	(64.5)	(64.5)
Accumulated deficit	(19.4)	(71.0)
Accumulated other comprehensive loss, net of income taxes	(260.1)	(272.6)
Total Stockholders’ Equity	169.2	102.4
Total Liabilities and Stockholders’ Equity	$2,385.9	$2,258.7
See Notes to Unaudited Condensed Consolidated Financial Statements.

Aerojet Rocketdyne Holdings, Inc.
Condensed Consolidated Statement of Stockholders’ Equity
(Unaudited)

	Common Stock					Accumulated Other	Total
			Other Capital	Treasury Stock	Accumulated Deficit	Comprehensive Loss	Stockholders' Equity
	Shares	Amount
	(In millions)
December 31, 2017	73.6	$7.4	$503.1	$(64.5)	$(71.0)	$(272.6)	$102.4
Net income	—	—	—	—	14.0	—	14.0
Amortization of actuarial losses and prior service credits, net of income taxes	—	—	—	—	—	12.5	12.5
Cumulative effect of change in accounting guidance (see Note 13)	—		—	—	37.6	—	37.6
Repurchase of shares for withholding taxes and option costs under employee equity plans	—	—	(1.6)	—	—	—	(1.6)
Stock-based compensation and shares issued under equity plans	0.2	—	4.3	—	—	—	4.3
March 31, 2018	73.8	$7.4	$505.8	$(64.5)	$(19.4)	$(260.1)	$169.2
See Notes to Unaudited Condensed Consolidated Financial Statements.

Aerojet Rocketdyne Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three months ended March 31,
	2018	2017
	(In millions)
Operating Activities
Net income	$14.0	$5.9
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	17.7	16.3
Amortization of debt discount and deferred financing costs	2.1	2.1
Stock-based compensation	1.5	6.8
Retirement benefits, net	3.3	7.7
Insurance proceeds	(1.9)	—
Loss on disposal of long-lived assets	—	0.1
Changes in assets and liabilities, net of effects from acquisition in 2017:
Accounts receivable	(76.2)	(30.1)
Contract assets	(20.4)	2.3
Other current assets, net	(17.4)	(6.2)
Recoverable environmental remediation costs	3.0	4.1
Other noncurrent assets	(3.9)	(3.4)
Accounts payable	29.8	1.1
Contract liabilities	(30.8)	(16.0)
Other current liabilities	(21.9)	7.7
Deferred income taxes	9.0	2.3
Reserves for environmental remediation costs	(3.0)	(4.2)
Other noncurrent liabilities and other	(0.3)	0.4
Net Cash Used in Operating Activities	(95.4)	(3.1)
Investing Activities
Purchase of Coleman Aerospace	—	(15.0)
Insurance proceeds	1.9	—
Capital expenditures	(4.1)	(2.7)
Net Cash Used in Investing Activities	(2.2)	(17.7)
Financing Activities
Debt repayments	(5.1)	(5.0)
Repurchase of shares for withholding taxes and option costs under employee equity plans	(1.6)	(4.7)
Proceeds from shares issued under equity plans	2.1	2.3
Net Cash Used in Financing Activities	(4.6)	(7.4)
Net Decrease in Cash and Cash Equivalents	(102.2)	(28.2)
Cash and Cash Equivalents at Beginning of Period	535.0	410.3
Cash and Cash Equivalents at End of Period	$432.8	$382.1
Supplemental disclosures of cash flow information
Cash paid for interest	$4.1	$4.0
Cash paid for income taxes	0.1	—
Conversion of debt to common stock	—	35.6
Non-cash fixed asset additions and capital leases	3.4	0.3
See Notes to Unaudited Condensed Consolidated Financial Statements.

Aerojet Rocketdyne Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
Note 1. Basis of Presentation and Nature of Operations
Aerojet Rocketdyne Holdings, Inc. (“Aerojet Rocketdyne Holdings” or the “Company”) has prepared the accompanying unaudited condensed consolidated financial statements, including its accounts and the accounts of its wholly-owned subsidiaries, in accordance with the instructions to Form 10-Q. The December 31, 2017, condensed consolidated balance sheet was derived from audited financial statements, but does not include all of the disclosures required by accounting principles generally accepted in the United States of America (“GAAP”). These interim financial statements should be read in conjunction with the financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K, as amended by Form 10-K/A, for the year ended December 31, 2017. Certain reclassifications have been made to financial information for the prior year to conform to the current year’s presentation (see "Recently Adopted Accounting Pronouncements" below and Note 13).
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
Real Estate — includes the activities of the Company’s wholly-owned subsidiary Easton Development Company, LLC (“Easton”) related to the re-zoning, entitlement, sale, and leasing of the Company’s excess real estate assets. The Company is currently in the process of seeking zoning changes and other governmental approvals on its excess real estate assets to optimize their value.
A detailed description of the Company’s significant accounting policies can be found in the Company’s most recent Annual Report on Form 10-K, as amended by Form 10-K/A, for the year ended December 31, 2017.
AR1 Research and Development
Company-sponsored research and development ("R&D") expenses (reported as a component of cost of sales) are generally reimbursed via allocation of such expenses among all contracts and programs in progress under U.S. government contractual arrangements. The Company's newest large liquid booster engine development project, the AR1, accounted for $62.8 million of such reimbursable costs from its inception through March 31, 2018. In February 2016, pursuant to an Other Transaction Agreement, the U.S. Air Force selected Aerojet Rocketdyne and United Launch Alliance ("ULA") to share in a public-private partnership to develop jointly the AR1 engine. The total agreement is valued at $804.0 million with the U.S. Air Force investing two-thirds of the funding required to complete development of the AR1 engine by 2019. The work is expected to be completed no later than December 31, 2019, and is being conducted in four phases, with each being an option to progress the project at pre-defined decision points. Through March 31, 2018, the U.S. Air Force has authorized the first two phases of the program and has obligated $269.5 million with Aerojet Rocketdyne and ULA contributing $134.8 million, including ULA's $3.6 million in "in-kind" R&D expenses. The total potential investment by Aerojet Rocketdyne and its partners, if all options are exercised, is $268.0 million. The U.S. Air Force contributions are recognized proportionately as an offset to R&D expenses. In the event the Company records a receivable for a milestone prior to expending the prospective proportional share to be contributed by the Company, the amount is recorded as an accrued liability until earned. The AR1 inception to date, beginning in 2015, project costs at March 31, 2018, were as follows (in millions):

AR1 R&D costs incurred	$266.4
Less amounts funded by the U.S. Air Force	(161.9)
Less amounts funded by ULA	(9.6)
AR1 R&D costs net of reimbursements	$94.9
Of the $94.9 million AR1 investment, $32.1 million was expensed and $62.8 million was applied to the Company's contracts. During the three months ended March 31, 2018, $6.7 million was applied to the Company's contracts.

Recently Adopted Accounting Pronouncements
In March 2016, the Financial Accounting Standards Board (“FASB”) amended the existing accounting guidance related to stock compensation. The amendment requires all income tax effects of awards to be recognized in the income statement when awards vest and allows a choice to account for forfeitures on an estimated or actual basis. There is also a requirement to present excess income tax benefits as an operating activity on the statement of cash flows. Effective January 1, 2017, the Company adopted the amendment requiring recognition of excess tax benefits and tax deficiencies in the income statement prospectively. In addition, the Company elected to change its accounting policy to account for forfeitures when they occur for consistency with the U.S. government recovery accounting practices on a modified retrospective basis. The Company also elected to adopt the amendment related to the presentation of excess tax benefits within operating activities on the statement of cash flows, retrospectively.
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
On December 22, 2017, Staff Accounting Bulletin No. 118 ("SAB 118") was issued to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed in reasonable detail to complete the accounting for certain income tax effects of the Tax Cuts and Jobs Act ("Tax Act"). In accordance with SAB 118, the Company recorded $64.6 million of deferred tax expense in connection with the remeasurement of certain deferred tax assets and liabilities in the three months ended December 31, 2017. As of March 31, 2018, and consistent with the disclosure in the Company’s 2017 Form 10-K, as amended by Form 10-K/A, Note 1, Recently Adopted Accounting Pronouncements, the accounting for the Tax Act is incomplete. The Company was able to reasonably estimate certain effects, and consequently recorded provisional adjustments associated with the impact on deferred tax assets and deferred tax liabilities resulting from the reduction of the U.S. federal corporate income tax rate at December 31, 2017. The Company has made no changes to these items during the three months ended March 31, 2018, and continues to evaluate the impacts of the Tax Act, including ongoing guidance and accounting interpretation.
In May 2014, the FASB amended the existing accounting standards for revenue recognition. The amendments are based on the principle that revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company adopted the guidance effective January 1, 2018, using the modified retrospective method, with the cumulative effect recognized during the three months ended March 31, 2018. All applicable amounts and disclosures for the three months ended March 31, 2018, reflect the impact of adoption. As the Company elected to use the modified retrospective method, prior periods presented have not been restated to reflect the impact of adoption unless otherwise noted (see Notes 3 and 13).
In March 2017, the FASB amended the existing accounting guidance relating to the presentation of net periodic pension cost and net periodic postretirement benefit cost ( the “NPPC”) in the income statement.  The amended guidance requires the service cost component to be presented in the same line item or items as other compensation arising from the services rendered by the pertinent employees during the period, and other components of the NPPC to be presented in the statement of operations separately from service cost components and outside a subtotal of income from operations. If a separate line item or items are used to present the other components of the NPPC, that line item or items must be appropriately described.  If a separate line item or items are not used, the line item or items used in the statement of operations to present the other components of NPPC must be disclosed. The Company adopted the guidance effective January 1, 2018. The adoption resulted in an increase in operating income of $18.3 million for three months ended March 31, 2017, and a corresponding increase in total non-operating expense, net for the period. The adoption did not impact segment performance, net income, or cash flows.
Recently Issued Accounting Pronouncements
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
In February 2018, the FASB issued guidance that permits the reclassification of the income tax effects of the 2017 Tax Cuts and Jobs Act on items within accumulated other comprehensive loss to accumulated deficit. The guidance refers to these amounts as "stranded tax effects." The amended guidance also requires certain new disclosures. The new guidance is effective for financial statements issued for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is evaluating the impact of adopting this new accounting guidance on its financial position, results of operations, or cash flows.
Note 2. Income Per Share of Common Stock
A reconciliation of the numerator and denominator used to calculate basic and diluted income per share of common stock ("EPS") is presented in the following table:

	Three months ended March 31,
	2018	2017
	(In millions, except per share amounts)
Numerator:
Net income	$14.0	$5.9
Income allocated to participating securities	(0.3)	(0.1)
Net income for basic and diluted earnings per share	$13.7	$5.8
Denominator:
Basic weighted average shares	73.7	72.3
Effect of:
2.25% Convertible Senior Notes ("2 1/4% Notes") (1)	0.9	—
Employee stock options and stock purchase plan (2)	0.1	—
Diluted weighted average shares	74.7	72.3
Basic
Basic net income per share	$0.19	$0.08
Diluted
Diluted net income per share	$0.18	$0.08
_______
(1) The Company's 2 1/4% Notes were not included in the computation of diluted EPS for the three months ended March 31, 2017, because the average market price of the common stock did not exceed the conversion price and the Company only expects the conversion premium for the 2 1/4% Notes to be settled in common shares.
(2) There was less than 0.1 million of common share dilution impact from employee stock options and the stock purchase plan for the three months ended March 31, 2017.
The following table sets forth the potentially dilutive security excluded from the computation because its effect would have been anti-dilutive:

	Three months ended March 31,
	2018	2017
	(In millions)
4 1/16% Convertible Subordinated Debentures	—	0.3

Note 3. Revenue Recognition
In the Company’s Aerospace and Defense segment, the majority of the Company’s revenue is earned from long-term contracts to design, develop, and manufacture aerospace and defense products, and provide related services, for the Company’s customers including the U.S. government, major aerospace and defense prime contractors, and a portion of the commercial sector. Each customer contract defines the Company’s distinct performance obligations and the associated transaction price for each obligation. A contract may contain a single or multiple performance obligations. In certain circumstances, multiple contracts with a customer are required to be combined in determining the distinct performance obligations. For contracts with multiple performance obligations, the Company allocates the contracted transaction price to each performance obligation based upon the relative standalone selling price, which represents the price the Company would sell the promised good or service separately to the customer. The Company determines the standalone selling price based upon the facts and circumstances of each obligated good or service. The majority of the Company’s contracts have no observable standalone selling price since the associated products and service are customized to customer specifications. As such, the standalone selling price generally reflects the Company’s forecast of the total cost to satisfy the performance obligation plus an appropriate profit margin.
Contract modifications are routine in the performance of the Company's long-term contracts. Contracts are often modified to account for changes in contract specifications or requirements. In most instances, contract modifications are for goods or services that are not distinct, and, therefore, are accounted for as part of the existing contract.
The Company recognizes revenue as each performance obligation is satisfied. The majority of the Company’s aerospace and defense performance obligations are satisfied over time either as the service is provided, or as control transfers to the customer. Transfer of control is evidenced by the Company’s contractual right to payment for work performed to date plus a reasonable profit on highly customized products. The Company measures progress on substantially all its performance obligations using the cost-to-cost method which the Company believes best depicts the transfer of control of goods and services to the customer. Under the cost-to-cost method, the Company records revenues based upon costs incurred to date relative to the total estimated cost at completion. Contract costs include labor, material, overhead, and general and administrative expenses, as appropriate.
Recognition of revenue and profit on long-term contracts requires the use of assumptions and estimates related to the total contract value, the total cost at completion, and the measurement of progress towards completion for each performance obligation. Due to the nature of the programs, developing the estimated total contract value and total cost at completion for each performance obligation requires the use of significant judgment.
The contract value of long-term contracts may include variable consideration, such as incentives, awards, or penalties. The value of variable consideration is generally determined by contracted performance metrics, which may include targets for cost, performance, quality, and schedule. The Company includes variable consideration in the transaction price for the respective performance obligation at either estimated value, or most likely amount to be earned, based upon the Company’s assessment of expected performance. The Company records these amounts only to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is resolved.
The Company evaluates the contract value and cost estimates for performance obligations at least quarterly and more frequently when circumstances significantly change. Factors considered in estimating the work to be completed include, but are not limited to: labor productivity, the nature and technical complexity of the work to be performed, availability and cost volatility of materials, subcontractor and vendor performance, warranty costs, volume assumptions, anticipated labor agreements, inflationary trends, schedule and performance delays, availability of funding from the customer, and the recoverability of costs incurred outside the original contract included in any estimates to complete. When the Company’s estimate of total costs to be incurred to satisfy a performance obligation exceeds the expected revenue, the Company recognizes the loss immediately. When the Company determines that a change in estimates has an impact on the associated profit of a performance obligation, the Company records the cumulative positive or negative adjustment to the statement of operations. Changes in estimates and assumptions related to the status of certain long-term contracts may have a material effect on the Company’s operating results. The following table summarizes the impact of the change in significant contract accounting estimates on the Company’s Aerospace and Defense segment operating results:

	Three months ended March 31,
	2018	2017
	(In millions, except per share amounts)
Net (unfavorable) favorable effect of the changes in contract estimates on net sales	$(7.4)	$3.9
Net (unfavorable) favorable effect of the changes in contract estimates on income before income taxes	(7.9)	3.4
Net (unfavorable) favorable effect of the changes in contract estimates on net income	(5.9)	2.0
Net (unfavorable) favorable effect of the changes in contract estimates on basic and diluted net income per share	(0.08)	0.03
The three months ended March 31, 2018, unfavorable changes in contract estimates were primarily driven by cost growth and performance issues on the Commercial Crew Development program partially offset by improved performance on the Terminal High Altitude Area Defense ("THAAD"), RS-68, and RL-10 programs.
In the Company’s Aerospace and Defense segment, the timing of revenue recognition, customer invoicing, and collections produces accounts receivable, contract assets, and contract liabilities on the Company’s Consolidated Balance Sheet. The Company invoices in accordance with contract payment terms either based upon a recurring contract payment schedule, or as contract milestones are achieved. Customer invoices, net of reserves, represent an unconditional right of consideration. When revenue is recognized in advance of customer invoicing a contract asset is recorded. Conversely, when customers are invoiced in advance of revenue recognition, a contract liability is recorded. Unpaid customer invoices are reflected as accounts receivable. A summary of the contract assets and liabilities is as follows:

	March 31, 2018	December 31, 2017
	(In millions)
Contract assets	$308.9	$310.9
Reserve for overhead rate disallowance	(42.9)	(42.8)
Contract assets, net of reserve	266.0	268.1
Contract liabilities	212.6	276.8
Net contract assets (liabilities), net of reserve	$53.4	$(8.7)
Net contract assets (liabilities) increased by $62.1 million primarily due to a decrease in cash advances on long-term contracts as of March 31, 2018. During the three months ended March 31, 2018, the Company recognized sales of $132.5 million that were included in the Company’s contract liabilities as of January 1, 2018.
As of March 31, 2018, the Company’s total remaining performance obligations, also referred to as backlog, totaled $3.9 billion. The Company expects to recognize approximately 47%, or $1.8 billion, of the remaining performance obligations as sales over the next twelve months, an additional 27% the following twelve months, and 26% thereafter.
Production contracts provide for the production and delivery of mature products for operational use. The Company's contracts are largely categorized as either “fixed-price” (largely used by the U.S. government for production-type contracts) or “cost-reimbursable” (largely used by the U.S. government for development-type contracts). Fixed-price contracts present the risk of unreimbursed cost overruns, potentially resulting in lower than expected contract profits and margins. This risk is generally lower for cost-reimbursable contracts which, as a result, generally have a lower margin. The following are percentages of net sales by contract type:

	Three months ended March 31,
	2018	2017
Fixed-price	59%	56%
Cost-reimbursable	38	41
Other	3	3
The following are percentages of net sales by customer type:

	Three months ended March 31,
	2018	2017
U.S. government	92%	93%
Non U.S. government customers	8	7

The Company's Real Estate segment represented less than 1% of the Company's net sales for the three months ended March 31, 2018 and 2017, and the adoption of the new revenue guidance did not impact revenue recognized within the Company’s Real Estate segment.
Note 4. Stock-Based Compensation
Total stock-based compensation expense by type of award was as follows:

	Three months ended March 31,
	2018	2017
	(In millions)
Stock appreciation rights	$(0.9)	$2.4
Stock options	0.1	0.4
Restricted shares, service based	1.0	1.2
Restricted shares, performance based	1.1	2.6
Employee stock purchase plan	0.2	0.2
Total stock-based compensation expense	$1.5	$6.8
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

		Fair value measurement at March 31, 2018
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In millions)
Money market funds	$175.0	$175.0	$—	$—
Commercial paper	4.1	—	4.1	—
U.S. treasury notes	15.9	—	15.9	—
	$195.0	$175.0	$20.0	$—

		Fair value measurement at December 31, 2017
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In millions)
Money market funds	$155.0	$155.0	$—	$—
Commercial paper	135.6	—	135.6	—
U.S. treasury notes	4.1	—	4.1	—
	$294.7	$155.0	$139.7	$—
As of March 31, 2018, the total estimated fair value for commercial paper and U.S. treasury notes was classified as marketable securities. As of December 31, 2017, of the total estimated fair value for commercial paper and U.S. treasury notes, $119.7 million was classified as cash and cash equivalents as the remaining maturity at date of purchase was less than three months, and $20.0 million was classified as marketable securities. As of March 31, 2018, and December 31, 2017, the contractual maturities of the Company’s available-for-sale marketable securities were less than one year.
The carrying amounts of certain of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, accrued compensation, and other accrued liabilities, approximate fair value because of their short maturities.
The following table summarizes the estimated fair value and principal amount for outstanding debt obligations:

	Fair Value		Principal Amount
	March 31, 2018	December 31, 2017	March 31, 2018	December 31, 2017
	(In millions)
Term loan	$365.0	$370.0	$365.0	$370.0
2 1/4% Notes	383.6	415.3	300.0	300.0
Capital leases	1.5	0.9	1.5	0.9
	$750.1	$786.2	$666.5	$670.9
The fair value of the 2 1/4% Notes was determined using broker quotes that are based on open markets for the Company’s debt securities (Level 2 securities). The term loan bore interest at variable rates, which adjusted based on market conditions, and its carrying value approximated fair value.
b. Accounts Receivable

	March 31, 2018	December 31, 2017
	(In millions)
Billed receivables under long-term contracts	$169.0	$63.8
Other receivables	1.1	0.7
Accounts receivable	$170.1	$64.5
The Company made certain reclassifications to the December 31, 2017, balance sheet to conform to the current year’s presentation as a result of adopting the new revenue recognition guidance effective January 1, 2018. Accordingly, the Company reclassified $151.0 million of unbilled receivables, net of reserves for disallowances, to contract assets as of December 31, 2017 (see Notes 3 and 13).
c. Other Current Assets, net

	March 31, 2018	December 31, 2017
	(In millions)
Deferred costs recoverable from the U.S. government	$49.0	$51.4
Inventories	18.0	19.3
Receivable from Northrop Grumman Corporation ("Northrop") for environmental remediation costs	6.0	6.0
Prepaid expenses	31.3	19.2
Cost-share and other receivables, net	23.2	7.5
Income taxes receivable	20.5	20.5
Other	8.7	5.2
Other current assets, net	$156.7	$129.1
The Company made certain reclassifications to the December 31, 2017, balance sheet to conform to the current year’s presentation as a result of adopting the new revenue recognition guidance effective January 1, 2018. Accordingly, the Company reclassified $117.1 million of inventories to contract assets as of December 31, 2017 (see Notes 3 and 13).
d. Property, Plant and Equipment, net

	March 31, 2018	December 31, 2017
	(In millions)
Land	$71.2	$71.2
Buildings and improvements	375.1	368.3
Machinery and equipment	493.0	493.2
Construction-in-progress	24.9	30.3
	964.2	963.0
Less: accumulated depreciation	(611.4)	(604.0)
Property, plant and equipment, net	$352.8	$359.0

e. Other Noncurrent Assets, net

	March 31, 2018	December 31, 2017
	(In millions)
Real estate held for entitlement and leasing	$94.5	$94.0
Receivable from Northrop for environmental remediation costs	57.0	58.5
Deferred costs recoverable from the U.S. government	71.2	66.6
Grantor trusts	21.9	24.2
Notes receivable, net	9.0	9.0
Other	9.3	7.0
Other noncurrent assets, net	$262.9	$259.3
f. Other Current Liabilities

	March 31, 2018	December 31, 2017
	(In millions)
Accrued compensation and employee benefits	$88.3	$113.4
Competitive improvement program obligations	14.1	15.0
Income taxes payable	127.7	0.8
Postretirement medical and life insurance benefits	4.8	4.8
Interest payable	2.3	0.6
Other program liabilities	15.6	6.6
Other	14.8	15.7
Other current liabilities	$267.6	$156.9
The Company made certain reclassifications to the December 31, 2017, balance sheet to conform to the current year’s presentation as a result of adopting the new revenue recognition guidance effective January 1, 2018. Accordingly, the Company reclassified $39.0 million of other current liabilities to contract liabilities as of December 31, 2017 (see Notes 3 and 13).
The significant increase in the current income tax payable during this reporting period relates to the impact of the Company’s adoption of the new revenue recognition guidance on January 1, 2018. In anticipation of this impact, the Company filed a non-automatic accounting method change request, Form 3115 Application for Change in Accounting Method, with the Internal Revenue Service (“IRS”) during the three months ended March 31, 2018. The change in accounting method for tax purposes will provide for consistent recognition of costs of sales for both book and tax purposes, under certain circumstances. To the extent that the Company receives IRS consent, the Company expects that the current income tax payable and the corresponding deferred tax asset would decrease by approximately $105 million to $115 million.
g. Other Noncurrent Liabilities

	March 31, 2018	December 31, 2017
	(In millions)
Conditional asset retirement obligations	$44.5	$44.0
Pension benefits, non-qualified	17.4	17.6
Deferred compensation	27.6	29.4
Deferred revenue	12.5	12.7
Postretirement medical and life insurance benefits	32.0	32.7
Competitive improvement program obligations	15.6	18.4
Uncertain income tax positions	4.9	2.8
Other	15.9	13.5
Other noncurrent liabilities	$170.4	$171.1

Note 6. Income Taxes

	Three months ended March 31,
	2018	2017
	(In millions)
Income tax provision	$4.7	$3.3
In the three months ended March 31, 2018, the income tax provision was $4.7 million for an effective tax rate of 25.1%. The Company’s effective tax rate differed from the 21% statutory federal income tax rate primarily due to state income taxes and certain expenditures which are permanently not deductible for tax purposes, partially offset by the impact of R&D credits.
In the three months ended March 31, 2017, the income tax provision was $3.3 million for an effective tax rate of 35.9%. The Company’s effective tax rate differed from the 35% statutory federal income tax rate primarily due to state income taxes and certain expenditures which are permanently not deductible for tax purposes, offset by the impact of R&D credits and excess tax benefits from the exercise and vesting of stock-based compensation.
See a discussion of the significant increase in the income tax payable balance in Note 5(f).
A valuation allowance is required when it is more-likely-than-not that all or a portion of deferred tax assets may not be realized. Assessing the need for a valuation allowance requires management to evaluate, on a quarterly basis, all available evidence, both positive and negative. As of March 31, 2018, the Company continues to believe that the weight of the positive evidence outweighed the negative evidence regarding the realization of its net deferred tax assets.
Note 7. Long-term Debt

	March 31, 2018	December 31, 2017
	(In millions)
Term loan, bearing interest at variable rates (rate of 4.13% as of March 31, 2018), maturing in June 2021	$365.0	$370.0
Unamortized deferred financing costs	(1.6)	(1.7)
Total senior debt	363.4	368.3
Senior convertible notes, bearing interest at 2.25% per annum, interest payments due in June and December, maturing in December 2023	300.0	300.0
Unamortized discount and deferred financing costs	(50.9)	(52.8)
Total convertible senior notes	249.1	247.2
Capital lease, payable in monthly installments, maturing in 2022	1.5	0.9
Total other debt	1.5	0.9
Total debt, net of unamortized discount and deferred financing costs	614.0	616.4
Less: Amounts due within one year	(27.7)	(25.0)
Total long-term debt, net of unamortized discount and deferred financing costs	$586.3	$591.4
Senior Credit Facility
On June 17, 2016, the Company entered into a $750.0 million senior secured senior credit facility (the "Senior Credit Facility").  The Senior Credit Facility matures on June 17, 2021, and consists of (i) a $350.0 million revolving line of credit (the "Revolver") and (ii) a $400.0 million term loan (the "Term Loan").  Under the Revolver, up to an aggregate of $100.0 million is available for the issuance of letters of credit and up to an aggregate of $10.0 million is available for swingline loans.  As of March 31, 2018, the Company had $365.0 million outstanding under the Term Loan, zero borrowings under the Revolver, and had issued $38.4 million letters of credit.
The key financial covenants are as follows:

Financial Covenant	Actual Ratios as of March 31, 2018	Required Ratios
Consolidated Interest Coverage Ratio, as defined under the Senior Credit Facility	10.65 to 1.00	Not less than: 3.00 to 1.00
Consolidated Net Leverage Ratio, as defined under the Senior Credit Facility	2.57 to 1.00	Not greater than: 3.75 to 1.00
The Company was in compliance with its financial and non-financial covenants under the Senior Credit Facility as of March 31, 2018.

2.25% Convertible Senior Notes
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
The 2¼% Notes consisted of the following (in millions, except years, percentages, conversion rate, and conversion price):

	March 31, 2018	December 31, 2017
Carrying value, long-term	$249.1	$247.2
Unamortized discount and deferred financing costs	50.9	52.8
Principal amount	$300.0	$300.0
Carrying amount of equity component, net of equity issuance costs	$54.5	$54.5
Remaining amortization period (years)	5.8	6.0
Effective interest rate	5.8%	5.8%
Conversion rate (shares of common stock per $1,000 principal amount)	38.4615	38.4615
Conversion price (per share of common stock)	$26.00	$26.00
Based on the Company's closing stock price of $27.97 on March 31, 2018, the if-converted value of the 2¼% Notes exceeded the aggregate principal amount of the 2¼% Notes by $22.7 million. The Company only expects the conversion premium for the 2 1/4% Notes to be settled in common shares.
The following table presents the interest expense components for the 2¼% Notes:

	Three months ended March 31,
	2018	2017
	(In millions)
Interest expense-contractual interest	$1.7	$1.7
Interest expense-amortization of debt discount	1.7	1.6
Interest expense-amortization of deferred financing costs	0.1	0.1
Capital Leases
As of March 31, 2018, and December 31, 2017, the Company has capital lease obligations for certain information technology equipment.
In September 2017, the Company entered into an agreement to lease 122,000-square feet of office space in Huntsville, Alabama. The term of the lease is twenty years and is expected to commence in the summer of 2018 resulting in an estimated remaining financial commitment of $47.8 million representing a present value of $24.9 million as of March 31, 2018.
In October 2017, the Company entered into an agreement to lease a new 136,000-square-foot advanced manufacturing facility located in Huntsville, Alabama. The term of the lease is thirty-one years and is expected to commence in December 2018 resulting in an estimated remaining financial commitment of $35.0 million representing a present value of $21.0 million as of March 31, 2018.

Note 8. Commitments and Contingencies
a. Legal Matters
The Company and its subsidiaries are subject to legal proceedings, including litigation in U.S. federal and state courts, which arise out of, and are incidental to, the ordinary course of the Company’s on-going and historical businesses. The Company is also subject from time to time to governmental investigations by federal and state agencies. The Company cannot predict the outcome of such investigations or proceedings with any degree of certainty. Loss contingency provisions are recorded for probable losses at management’s best estimate of a loss, or when a best estimate cannot be made, a minimum loss contingency amount is recorded. These estimates are often initially developed substantially earlier than when the ultimate loss is known, and are refined each quarterly reporting period as additional information becomes available.
Asbestos Litigation
The Company has been, and continues to be, named as a defendant in lawsuits alleging personal injury or death due to exposure to asbestos in building materials, products, or in manufacturing operations. The majority of cases are pending in Texas and Illinois. There were 52 asbestos cases pending as of March 31, 2018.
Given the lack of any significant consistency to claims (i.e., as to product, operational site, or other relevant assertions) filed against the Company, the Company is generally unable to make a reasonable estimate of the future costs of pending claims or unasserted claims. As of March 31, 2018, the Company has accrued an immaterial amount related to pending claims.
Socorro
On May 12, 2015, a complaint for personal injuries, loss of consortium and punitive damages was filed by James Chavez, Andrew Baca, and their respective spouses, against Aerojet Rocketdyne and the Board of Regents of New Mexico Tech in the Seventh Judicial District, County of Socorro, New Mexico, James Chavez, et al., vs. Aerojet Rocketdyne, Inc., et al., Case No. D725CV201500047. Messrs. Chavez and Baca were employees of Aerotek, a contractor to Aerojet Rocketdyne, who were injured when excess energetic materials being managed by the Energetic Materials Research and Testing Center, a research division of New Mexico Tech, ignited in an unplanned manner. The complaint alleges causes of action based on negligence and negligence per se, strict liability, and willful, reckless and wanton conduct against the defendants including Aerojet Rocketdyne, and seeks unspecified compensatory and punitive damages. Aerojet Rocketdyne filed a Motion for Summary Judgment and plaintiff filed a Motion for Partial Summary Judgment. Trial is scheduled for June 18, 2018. No liability for this matter has been recorded by the Company as of March 31, 2018.
Department of Justice ("DOJ") Investigation
The Company is responding to a civil investigative demand issued by the DOJ in the three months ended March 31, 2017, requesting information relating to allegations under the False Claims Act that the Company may have previously made false representations to the U.S. government regarding the Company’s compliance with certain regulatory cybersecurity requirements.  The Company is cooperating with the DOJ in its investigation of the false claim allegations.
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
As of March 31, 2018, the aggregate range of these anticipated environmental costs was $338.4 million to $502.2 million and the accrued amount was $338.4 million. See Note 8(c) for a summary of the environmental reserve activity. Of these accrued liabilities, approximately 99% relates to the Company’s U.S. government contracting business, and a portion of this liability is recoverable. The significant environmental sites are discussed below. The balance of the accrued liabilities, which are not recoverable from the U.S. government, relate to other sites for which the Company’s obligations are probable and estimable.
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
As of March 31, 2018, the estimated range of anticipated costs discussed above for the Sacramento, California site was $208.5 million to $327.9 million and the accrued amount was $208.5 million included as a component of the Company’s environmental reserves. Expenditures associated with this matter are partially recoverable. See Note 8(c) below for further discussion on recoverability.
Baldwin Park Operable Unit (“BPOU”)
As a result of its former Azusa, California operations, in 1994 Aerojet Rocketdyne was named a PRP by the EPA in the area of the San Gabriel Valley Basin superfund site known as the BPOU. In 2002, Aerojet Rocketdyne, along with seven other PRPs (the "Cooperating Respondents”) signed a project agreement in late March 2002, with the San Gabriel Basin Water Quality Authority, the Main San Gabriel Basin Watermaster, and five water companies (the “Water Entities”). The 2002 project agreement terminated in 2017 and the parties executed a new project agreement which became operational on May 9, 2017. The new agreement has a ten-year term and requires the Cooperating Respondents to fund through an escrow account the ongoing operation, maintenance, and administrative costs of certain treatment and water distribution facilities owned and operated by the water companies. There are also provisions in the project agreement for maintaining financial assurance.
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
As of March 31, 2018, the estimated range of anticipated costs was $112.3 million to $147.6 million and the accrued amount was $112.3 million included as a component of the Company’s environmental reserves. Expenditures associated with this matter are partially recoverable. See Note 8(c) below for further discussion on recoverability.

c. Environmental Reserves and Estimated Recoveries
Environmental Reserves
The Company reviews on a quarterly basis estimated future remediation costs and has an established practice of estimating environmental remediation costs over a fifteen year period, except for those environmental remediation costs with a specific contractual term. Environmental liabilities at the BPOU site are currently estimated through the term of the new project agreement which expires in May 2027. As the period for which estimated environmental remediation costs lengthens, the reliability of such estimates decreases. These estimates consider the investigative work and analysis of engineers, outside environmental consultants, and the advice of legal staff regarding the status and anticipated results of various administrative and legal proceedings. In most cases, only a range of reasonably possible costs can be estimated. In establishing the Company’s reserves, the most probable estimate is used when determinable; otherwise, the minimum amount is used when no single amount in the range is more probable. Accordingly, such estimates can change as the Company periodically evaluates and revises these estimates as new information becomes available. The Company cannot predict whether new information gained as projects progress will affect the estimated liability accrued. The timing of payment for estimated future environmental costs is influenced by a number of factors, such as the regulatory approval process and the time required designing, constructing, and implementing the remedy.
A summary of the Company’s environmental reserve activity is shown below:

	Aerojet Rocketdyne- Sacramento	Aerojet Rocketdyne- BPOU	Other Aerojet Rocketdyne Sites	Total Aerojet Rocketdyne	Other	Total Environmental Reserve
	(In millions)
December 31, 2017	$206.5	$116.4	$13.7	$336.6	$4.8	$341.4
Additions	5.1	0.4	0.1	5.6	(0.1)	5.5
Expenditures	(3.1)	(4.5)	(0.7)	(8.3)	(0.2)	(8.5)
March 31, 2018	$208.5	$112.3	$13.1	$333.9	$4.5	$338.4
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
As part of the acquisition of the Atlantic Research Corporation (“ARC”) propulsion business in 2003, Aerojet Rocketdyne entered into an agreement with ARC pursuant to which Aerojet Rocketdyne is responsible for up to $20.0 million of costs (“Pre-Close Environmental Costs”) associated with environmental issues that arose prior to Aerojet Rocketdyne’s acquisition of the ARC propulsion business. ARC is responsible for any cleanup costs relating to the ARC acquired businesses in excess of $20.0 million. Pursuant to a separate agreement with the U.S. government which was entered into prior to the completion of the ARC acquisition, these costs are recovered through the establishment of prices for Aerojet Rocketdyne’s products and services sold to the U.S. government. The Company reached the $20.0 million cap on cleanup costs in the three months ended March 31, 2017, and expects that additional costs will be incurred due to contamination existing at the time of the acquisition and still requiring remediation and monitoring. On May 6, 2016, ARC informed Aerojet Rocketdyne that it was disputing certain costs that Aerojet Rocketdyne attributed to the $20.0 million Pre-Close Environmental Costs (“ARC Claim”). The Company has met with ARC and responded to the ARC Claim on June 23, 2017. Certain costs related to the ARC Claim will be determined in conjunction with the Company’s evaluation and ultimate resolution of the ARC Claim.
Estimated Recoveries
On January 12, 1999, Aerojet Rocketdyne and the U.S. government reached a settlement agreement (“Global Settlement”) which established a cost-sharing ratio with respect to the clean-up costs of prior environmental contamination. Additionally, in conjunction with the sale of the EIS business in 2001, Aerojet Rocketdyne entered into an agreement with Northrop (the “Northrop Agreement”) whereby Aerojet Rocketdyne is reimbursed by Northrop for a portion of environmental expenditures eligible for recovery under the Global Settlement, subject to an annual billing limitation of $6.0 million and a cumulative limitation of $189.7 million. The cumulative expenditure limitation of $189.7 million was reached in the three months ended June 30, 2017. A summary of the Northrop Agreement activity is shown below (in millions):

Total reimbursable costs under the Northrop Agreement	$189.7
Amount reimbursed to the Company through March 31, 2018	(126.7)
Potential future cost reimbursements available	$63.0

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

	Three months ended March 31,
	2018	2017
	(In millions)
Estimated recoverable amounts under U.S. government contracts	$4.1	$3.9
Expense to unaudited condensed consolidated statement of operations	1.4	0.8
Total environmental reserve adjustments	$5.5	$4.7
d. Arrangements with Off-Balance Sheet Risk
As of March 31, 2018, arrangements with off-balance sheet risk consisted of:

•	$38.4 million in outstanding commercial letters of credit, the majority of which may be renewed, primarily to collateralize obligations for environmental remediation and insurance coverage.

•	$53.6 million in outstanding surety bonds to primarily satisfy indemnification obligations for environmental remediation coverage.

•	$120.0 million aggregate in guarantees by the Company of Aerojet Rocketdyne’s obligations to U.S. government agencies for environmental remediation activities.

•	$113.8 million in commitments associated with outsourcing certain information technology and cyber security functions.

•	$82.8 million in commitments associated with the Company's new facilities located in Huntsville, Alabama.

•	Guarantees, jointly and severally, by the Company’s material domestic subsidiaries of their obligations under the Senior Credit Facility.
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
Note 9. Cost Reduction Plans
During 2015, the Company initiated the first phase ("Phase I") of the competitive improvement program (the "CIP”) comprised of activities and initiatives aimed at reducing costs in order for the Company to continue to compete successfully. Phase I is composed of three major components: (i) facilities optimization and footprint reduction; (ii) product affordability; and (iii) reduced administrative and overhead costs. On April 6, 2017, the Board of Directors approved the second phase (“Phase II”) of the Company’s previously announced CIP. Pursuant to Phase II, the Company is expanding its CIP and further consolidating its Sacramento, California, and Gainesville, Virginia sites, while centralizing and expanding its existing presence in Huntsville, Alabama. The Company currently estimates that it will incur restructuring and related costs of the Phase I and II programs of approximately $235.1 million (including approximately $60.5 million of capital expenditures). The Company has incurred $89.3 million of such costs through March 31, 2018, including $33.3 million in capital expenditures. A summary of the Company's severance and retention liabilities related to Phase I and II activity is shown below:

	Severance	Retention	Total
	(In millions)
December 31, 2017	$30.0	$3.4	$33.4
Accrual	—	1.2	1.2
Payments	(2.9)	(2.0)	(4.9)
March 31, 2018	$27.1	$2.6	$29.7
The costs associated with Phase I and II are included as a component of the Company’s U.S. government forward pricing rates, and therefore, are recovered through the pricing of the Company’s products and services to the U.S. government. In addition to the employee-related CIP obligations, the Company incurred non-cash accelerated depreciation expense of $0.4 million and less than $0.1 million in the three months ended March 31, 2018 and 2017, respectively, associated with changes in the estimated useful lives of long-lived assets.
Note 10. Retirement Benefits
Components of retirement benefits expense (income) are:

	Pension Benefits		Postretirement Medical and Life Insurance Benefits
	Three months ended March 31,
	2018	2017	2018	2017
	(In millions)
Interest cost on benefit obligation	$12.4	$14.4	$0.3	$0.4
Assumed return on plan assets	(15.0)	(12.4)	—	—
Amortization of prior service credits	—	—	(0.1)	(0.1)
Recognized net actuarial losses (gains)	17.7	17.0	(0.9)	(1.0)
Retirement benefits expense (income)	$15.1	$19.0	$(0.7)	$(0.7)

Service costs represent the annual growth in benefits earned by participants during the year. Since the Company’s defined benefit pension plan future benefit accrual is discontinued for all participants, the Company has determined in connection with the adoption of accounting guidance on presentation of service cost and other components of retirement benefits expense that the service cost is zero for all periods presented.  Historically, the Company has included expenses paid from the tax-qualified defined benefit pension plan trust, including Public Benefit Guaranty Corporation, audit, actuarial, legal and administrative fees, as service costs in the presentation of the components of retirement benefits expense (income). The Company determined that the vast majority of these types of expenses reflect a reduction to the assumed return on plan assets because they reduce the expected growth of the plan assets.  As such, the Company has elected to reclassify the trust-paid expenses related to the tax-qualified defined benefit pension plan as a reduction to assumed return on plan assets for all periods presented. For the three months ended March 31, 2017, the Company has reclassified expenses of $3.7 million from service cost to assumed return on plan assets in the table above. This change in presentation had no impact on net retirement benefits expense (income).

Note 11. Operating Segments and Related Disclosures
The Company’s operations are organized into two operating segments based on different products and customer bases: Aerospace and Defense, and Real Estate.
Selected financial information for each operating segment is as follows:

	Three months ended March 31,
	2018	2017
	(In millions)
Net Sales:
Aerospace and Defense	$490.4	$403.7
Real Estate	1.6	1.6
Total Net Sales	$492.0	$405.3
Segment Performance:
Aerospace and Defense	$36.6	$38.2
Environmental remediation provision adjustments	(1.3)	(0.6)
GAAP/Cost Accounting Standards retirement benefits expense difference	(1.0)	(3.5)
Unusual items	—	0.6
Aerospace and Defense Total	34.3	34.7
Real Estate	0.6	0.8
Total Segment Performance	$34.9	$35.5
Reconciliation of segment performance to income before income taxes:
Segment performance	$34.9	$35.5
Interest expense	(8.1)	(7.4)
Interest income	1.6	0.5
Stock-based compensation expense	(1.5)	(6.8)
Corporate retirement benefits expense	(3.3)	(5.0)
Corporate and other expense, net	(4.9)	(6.6)
Unusual items	—	(1.0)
Income before income taxes	$18.7	$9.2
Customers that represented more than 10% of net sales for the periods presented were as follows:

	Three months ended March 31,
	2018	2017
Lockheed Martin Corporation	29%	18%
Raytheon Company	21	18
United Launch Alliance	20	23
NASA	17	18
Boeing	*	11
_________
* Less than 10%.
The Company's sales to each of the major customers listed above involve several product lines and programs.

Note 12. Unusual Items
Total unusual items, a component of other expense, net in the unaudited condensed consolidated statements of operations, were as follows:

	Three months ended March 31,
	2018	2017
	(In millions)
Unusual items
Legal related matters	$—	$(0.6)
Acquisition costs	—	1.0
	$—	$0.4
Three months ended March 31, 2017, activity:
The Company recorded $0.6 million of realized gains, net of interest associated with the failure to register with the Securities and Exchange Commission the issuance of certain of the Company’s common shares under the defined contribution 401(k) employee benefit plan.
The Company recorded $1.0 million of costs related to the acquisition of the Coleman Aerospace Business.
Note 13. Adoption of Revenue Recognition Guidance
The Company adopted the new revenue recognition guidance effective January 1, 2018, using the modified retrospective method, with the cumulative effect recognized as of January 1, 2018. The primary impact of the new guidance was a change in the timing of revenue recognition on certain long-term contracts in the Company’s Aerospace and Defense segment. The new guidance does not change the total sales or operating income on the related customer contracts, only the timing of when sales and operating income are recognized. Under this new guidance, the Company discontinued the use of the unit-of-delivery revenue recognition method on certain customer contracts and re-measured the performance obligations using the cost-to-cost method. The unit-of-delivery method was utilized for 48% of net sales for the year ended December 31, 2017. The cumulative favorable impact of the adoption was $37.6 million of net income which was recorded to stockholders' equity.
Further, as the Company’s adoption of the guidance impacts the timing of revenue recognition, the adoption resulted in a $0.6 billion reduction in the Company's remaining performance obligations, also referred to as backlog, as of December 31, 2017.
The following tables summarize the effect of adoption of the new revenue recognition standard on the Company’s unaudited Condensed Consolidated Financial Statements as of and for the three months ended March 31, 2018.

Condensed Consolidated Statement of Operations
(Unaudited)

	Three months ended March 31, 2018
	As Reported	Effect of Adoption	Amounts Excluding Effect of Adoption
	(In millions, except per share amounts)
Net sales	$492.0	$(22.6)	$469.4
Operating costs and expenses:
Cost of sales (exclusive of items shown separately below)	426.8	(14.7)	412.1
Selling, general and administrative expense	6.7	—	6.7
Depreciation and amortization	17.7	—	17.7
Other expense, net	1.2	—	1.2
Total operating costs and expenses	452.4	(14.7)	437.7
Operating income	39.6	(7.9)	31.7
Non-operating (income) expense:
Retirement benefits expense	14.4	—	14.4
Interest income	(1.6)	—	(1.6)
Interest expense	8.1	—	8.1
Total non-operating expense, net	20.9	—	20.9
Income before income taxes	18.7	(7.9)	10.8
Income tax provision	4.7	(2.0)	2.7
Net income	$14.0	$(5.9)	$8.1
Earnings Per Share of Common Stock
Basic
Basic net income per share	$0.19	$(0.08)	$0.11
Diluted
Diluted net income per share	$0.18	$(0.07)	$0.11
Weighted average shares of common stock outstanding, basic	73.7	—	73.7
Weighted average shares of common stock outstanding, diluted	74.7	—	74.7

Condensed Consolidated Statement of Comprehensive Income
(Unaudited)

	Three months ended March 31, 2018
	As Reported	Effect of Adoption	Amounts Excluding Effect of Adoption
	(In millions)
Net income	$14.0	$(5.9)	$8.1
Other comprehensive income:
Amortization of actuarial losses and prior service credits, net of income taxes	12.5	—	12.5
Comprehensive income	$26.5	$(5.9)	$20.6

Condensed Consolidated Balance Sheet
(Unaudited)

	As of March 31, 2018
	As Reported	Effect of Adoption	Amounts Excluding Effect of Adoption
	(In millions)
ASSETS
Current Assets
Cash and cash equivalents	$432.8	$—	$432.8
Marketable securities	20.0	—	20.0
Accounts receivable	170.1	(81.2)	88.9
Contract assets	266.0	36.1	302.1
Other current assets, net	156.7	(10.9)	145.8
Total Current Assets	1,045.6	(56.0)	989.6
Noncurrent Assets
Property, plant and equipment, net	352.8	—	352.8
Recoverable environmental remediation costs	228.1	—	228.1
Deferred income taxes	253.1	(118.5)	134.6
Goodwill	161.3	—	161.3
Intangible assets	82.1	—	82.1
Other noncurrent assets, net	262.9	—	262.9
Total Noncurrent Assets	1,340.3	(118.5)	1,221.8
Total Assets	$2,385.9	$(174.5)	$2,211.4
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Current portion of long-term debt	$27.7	$—	$27.7
Accounts payable	133.4	—	133.4
Reserves for environmental remediation costs	36.4	—	36.4
Contract liabilities	212.6	0.5	213.1
Other current liabilities	267.6	(131.5)	136.1
Total Current Liabilities	677.7	(131.0)	546.7
Total Noncurrent Liabilities	1,539.0	—	1,539.0
Total Liabilities	2,216.7	(131.0)	2,085.7
Stockholders’ Equity
Common stock	7.4	—	7.4
Other capital	505.8	—	505.8
Treasury stock at cost	(64.5)	—	(64.5)
Accumulated deficit	(19.4)	(43.5)	(62.9)
Accumulated other comprehensive loss, net of income taxes	(260.1)	—	(260.1)
Total Stockholders’ Equity	169.2	(43.5)	125.7
Total Liabilities and Stockholders’ Equity	$2,385.9	$(174.5)	$2,211.4

Condensed Consolidated Statement of Cash Flows
(Unaudited)

	Three months ended March 31, 2018
	As Reported	Effect of Adoption	Amounts Excluding Effect of Adoption
	(In millions)
Operating Activities
Net income	$14.0	$(5.9)	$8.1
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	17.7	—	17.7
Amortization of debt discount and deferred financing costs	2.1	—	2.1
Stock-based compensation	1.5	—	1.5
Retirement benefits, net	3.3	—	3.3
Insurance proceeds	(1.9)	—	(1.9)
Changes in assets and liabilities:
Accounts receivable	(76.2)	51.7	(24.5)
Contract assets	(20.4)	(13.6)	(34.0)
Other current assets, net	(17.4)	0.8	(16.6)
Recoverable environmental remediation costs	3.0	—	3.0
Other noncurrent assets	(3.9)	—	(3.9)
Accounts payable	29.8	—	29.8
Contract liabilities	(30.8)	(32.8)	(63.6)
Other current liabilities	(21.9)	1.8	(20.1)
Deferred income taxes	9.0	(2.0)	7.0
Reserves for environmental remediation costs	(3.0)	—	(3.0)
Other noncurrent liabilities and other	(0.3)	—	(0.3)
Net Cash Used in Operating Activities	(95.4)	—	(95.4)
Investing Activities
Insurance proceeds	1.9	—	1.9
Capital expenditures	(4.1)	—	(4.1)
Net Cash Used in Investing Activities	(2.2)	—	(2.2)
Financing Activities
Debt repayments	(5.1)	—	(5.1)
Repurchase of shares for withholding taxes and option costs under employee equity plans	(1.6)	—	(1.6)
Proceeds from shares issued under equity plans	2.1	—	2.1
Net Cash Used in Financing Activities	(4.6)	—	(4.6)
Net Decrease in Cash and Cash Equivalents	(102.2)	—	(102.2)
Cash and Cash Equivalents at Beginning of Period	535.0	—	535.0
Cash and Cash Equivalents at End of Period	$432.8	$—	$432.8

The following table summarizes the reclassifications to the December 31, 2017, balance sheet to conform to the current year’s presentation.

	As Reported	Reclassifications due to Adoption	As Adjusted
	(In millions)
ASSETS
Current Assets
Cash and cash equivalents	$535.0	$—	$535.0
Marketable securities	20.0	—	20.0
Accounts receivable	215.5	(151.0)	64.5
Inventories	136.4	(136.4)	—
Contract assets	—	268.1	268.1
Other current assets, net	109.8	19.3	129.1
Total Current Assets	1,016.7	—	1,016.7
Total Noncurrent Assets	1,242.0	—	1,242.0
Total Assets	$2,258.7	$—	$2,258.7
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Current portion of long-term debt	$25.0	$—	$25.0
Accounts payable	100.9	—	100.9
Reserves for environmental remediation costs	35.2	—	35.2
Contract liabilities	—	276.8	276.8
Advance payments on contracts	237.8	(237.8)	—
Other current liabilities	195.9	(39.0)	156.9
Total Current Liabilities	594.8	—	594.8
Total Noncurrent Liabilities	1,561.5	—	1,561.5
Total Liabilities	2,156.3	—	2,156.3
Stockholders’ Equity
Total Stockholders’ Equity	102.4	—	102.4
Total Liabilities and Stockholders’ Equity	$2,258.7	$—	$2,258.7

The following table summarizes the reclassifications to the first three months ended March 31, 2017, statement of cash flows to conform to the current year’s presentation.

	As Reported	Reclassifications due to Adoption	As Adjusted
	(In millions)
Operating Activities
Net income	$5.9	$—	$5.9
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	16.3	—	16.3
Amortization of debt discount and deferred financing costs	2.1	—	2.1
Stock-based compensation	6.8	—	6.8
Retirement benefits, net	7.7	—	7.7
Loss on disposal of long-lived assets	0.1	—	0.1
Changes in assets and liabilities, net of effects from acquisition in 2017:		—
Accounts receivable	(54.3)	24.2	(30.1)
Inventories	24.7	(24.7)	—
Contract assets	—	2.3	2.3
Other current assets, net	(4.4)	(1.8)	(6.2)
Recoverable environmental remediation costs	4.1	—	4.1
Other noncurrent assets	(3.4)	—	(3.4)
Accounts payable	1.1	—	1.1
Contract liabilities	—	(16.0)	(16.0)
Advance payments on contracts	(13.2)	13.2	—
Other current liabilities	4.9	2.8	7.7
Deferred income taxes	2.3	—	2.3
Reserves for environmental remediation costs	(4.2)	—	(4.2)
Other noncurrent liabilities and other	0.4	—	0.4
Net Cash Used in Operating Activities	(3.1)	—	(3.1)
Investing Activities
Net Cash Used in Investing Activities	(17.7)	—	(17.7)
Financing Activities
Net Cash Used in Financing Activities	(7.4)	—	(7.4)
Net Decrease in Cash and Cash Equivalents	(28.2)	—	(28.2)
Cash and Cash Equivalents at Beginning of Period	410.3	—	410.3
Cash and Cash Equivalents at End of Period	$382.1	$—	$382.1

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
The preparation of the consolidated financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates. In addition, our operating results for interim periods may not be indicative of the results of operations for a full year or future periods. This section contains a number of forward-looking statements, all of which are based on current expectations and are subject to risks and uncertainties including those described in this Quarterly Report under the heading “Forward-Looking Statements.” Actual results may differ materially. This section should be read in conjunction with our Annual Report on Form 10-K, as amended by Form 10-K/A, for the year ended December 31, 2017, and periodic reports subsequently filed with the Securities and Exchange Commission (“SEC”).
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
A summary of the significant financial highlights for the three months ended March 31, 2018, which management uses to evaluate our operating performance and financial condition is presented below.

•	Net sales for the three months ended March 31, 2018, totaled $492.0 million compared with $405.3 million for the three months ended March 31, 2017.

•
Effective January 1, 2018, we adopted the new revenue recognition guidance. Consistent with the standard, net assets increased by $37.6 million and $578.0 million of net sales were recognized in the cumulative effect at January 1, 2018, with a corresponding reduction to backlog.

•	Total backlog as of March 31, 2018, was $3.9 billion compared with $4.6 billion as of December 31, 2017.

•
Net income for the three months ended March 31, 2018, was $14.0 million, or $0.18 diluted income per share, compared with net income of $5.9 million, or $0.08 diluted income per share, for the three months ended March 31, 2017.

•	Adjusted EBITDAP (Non-GAAP measure*) for the three months ended March 31, 2018, was $47.2 million compared with $41.3 million for the three months ended March 31, 2017.

•
Segment performance before environmental remediation provision adjustments, retirement benefits, net, and unusual items (Non-GAAP measure*) was $37.2 million for the three months ended March 31, 2018, compared with $39.0 million for the three months ended March 31, 2017.

•
Cash used in operating activities for the three months ended March 31, 2018, totaled $95.4 million compared with $3.1 million of cash used in operating activities for the three months ended March 31, 2017, principally driven by timing, including significant early receipts from customers at the end of 2017.

_________
* We provide Non-GAAP measures as a supplement to financial results based on GAAP. A reconciliation of the Non-GAAP measures to the most directly comparable GAAP measures is presented later in the Management’s Discussion and Analysis under the heading “Operating Segment Information” and “Use of Non-GAAP Financial Measures.”
In May 2014, the Financial Accounting Standards Board (“FASB”) amended the existing accounting standards for revenue recognition. The amendments are based on the principle that revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. We adopted the guidance effective January 1, 2018, using the modified retrospective method, with the cumulative effect recognized during the three months ended March 31, 2018. All applicable amounts and disclosures for the three months ended March 31, 2018, reflect the impact of adoption. As we elected to use the modified retrospective method, prior periods presented have not been restated to reflect the impact of adoption. Reclassifications have been made where noted for conforming presentation only (see Notes 3 and 13 of the Notes to Unaudited Condensed Consolidated Financial Statements).

Our business outlook is affected by both increasing complexity in the global security environment and continuing worldwide economic pressures. A significant component of our strategy in this environment is to focus on delivering excellent performance to our customers, driving improvements and efficiencies across our operations, and creating value through the enhancement and expansion of our business.
Some of the significant challenges we face are as follows: dependence upon U.S. government programs and contracts, future reductions or changes in U.S. government spending in our markets, successful implementation of our cost reduction plans, environmental matters, capital structure, and our underfunded retirement benefit plans.
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
Sales to the U.S. government and its agencies, including sales to our significant customers disclosed below, were as follows:

	Three months ended March 31,
	2018	2017
Percentage of net sales	92%	93%
The following are percentages of net sales for significant programs, all of which are included in the U.S. government sales and are comprised of multiple contracts.

	Three months ended March 31,
	2018	2017
Standard Missile	16%	8%
RS-25	13	16
Terminal High Altitude Area Defense ("THAAD")	10	7
Customers that represented more than 10% of net sales for the periods presented were as follows:

	Three months ended March 31,
	2018	2017
Lockheed Martin Corporation	29%	18%
Raytheon Company	21	18
United Launch Alliance	20	23
NASA	17	18
Boeing	*	11
_________
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
Nearly six months into government fiscal year (“GFY”) 2018 and after multiple Continuing Resolutions, the President signed into law a $1.3 trillion Omnibus Appropriations bill that funds all government agencies, including the DoD and NASA, for the remainder of GFY 2018.  The final GFY 2018 DoD Appropriations portion of the Omnibus includes $589.4 billion in base budget funding and $65.2 billion in Overseas Contingency Operations.  Both are higher than the President’s Budget Request for GFY 2018, and higher than GFY 2017 enacted levels.  When combined with previous GFY 2018 defense funds appropriated in late December, the DoD total for GFY 2018 is $659.5 billion. More specific to some key Aerojet Rocketdyne end-markets, the GFY 2018 Appropriations bill included an additional $4.7 billion of funding for missile defense, on top of the $9.2 billion requested for GFY 2018. The bill also includes a topline of $20.7 billion for NASA, more than a billion dollars above the GFY 2017 level, and $2.2 billion for the Space Launch System, a key program for Aerojet Rocketdyne.

Cost Reduction Plans
During 2015, we initiated Phase I of the competitive improvement program ("CIP") comprised of activities and initiatives aimed at reducing costs in order for us to continue to compete successfully. Phase I is composed of three major components: (i) facilities optimization and footprint reduction; (ii) product affordability; and (iii) reduced administrative and overhead costs. On April 6, 2017, the Board of Directors approved Phase II of our previously announced CIP. Pursuant to Phase II, we are expanding CIP and further consolidating our Sacramento, California, and Gainesville, Virginia sites, while centralizing and expanding our existing presence in Huntsville, Alabama. When fully implemented, we anticipate that the CIP will result in annual costs that are $230 million below levels anticipated prior to CIP.
We currently estimate that we will incur restructuring and related costs of the Phase I and II programs of approximately $235.1 million (including approximately $60.5 million of capital expenditures). We have incurred $89.3 million through March 31, 2018, including $33.3 million in capital expenditures.
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
A summary of our recoverable amounts, environmental reserves, and estimated range of liability as of March 31, 2018, is presented below:

	Recoverable Amounts (1)	Environmental Reserves	Estimated Range of Liability
	(In millions)
Sacramento	$158.0	$208.5	$208.5- $327.9
Baldwin Park Operable Unit	85.1	112.3	112.3 - 147.6
Other Aerojet Rocketdyne sites	11.3	13.1	13.1 - 20.6
Other sites	0.7	4.5	4.5 - 6.1
Total	$255.1	$338.4	$338.4 - $502.2
_____

(1)
Excludes the receivable from Northrop of $63.0 million as of March 31, 2018, related to environmental costs already paid (and therefore not reserved) by us in prior years and reimbursable under our agreement with Northrop. The cumulative limitation under our agreement with Northrop was reached in the three months ended June 30, 2017.

Environmental remediation costs are primarily incurred by our Aerospace and Defense segment, and certain of these costs are recoverable from our contracts with the U.S. government. We currently estimate approximately 24% of our future Aerospace and Defense segment environmental remediation costs will not likely be reimbursable and are expensed.
Capital Structure
We have a substantial amount of debt for which we are required to make interest and principal payments. Interest on long-term financing is not a recoverable cost under our U.S. government contracts. As of March 31, 2018, we had $614.0 million of debt outstanding.
Retirement Benefits
We expect to make cash contributions of approximately $42.0 million to our tax-qualified defined benefit pension plan in the year ending December 31, 2018, of which $37.5 million is expected to be recoverable from our U.S. government contracts in 2018 with the remaining $4.5 million being potentially recoverable from our U.S. government contracts in the future. We generally are able to recover cash contributions related to our tax-qualified defined benefit pension plan as allowable costs on our U.S. government contracts, but there can be differences between when we contribute cash to our tax-qualified defined benefit pension plan under pension funding rules and recover it under Cost Accounting Standards ("CAS").

Results of Operations
Net Sales:

	Three months ended March 31,
	2018	2017	Change*
	(In millions)
Net sales:	$492.0	$405.3	$86.7
 * Primary reason for change. The increase in net sales was significantly impacted by the adoption of new revenue recognition guidance effective January 1, 2018, using the modified retrospective method. The primary impact of the new guidance was a change in the timing of revenue recognition on certain long-term contracts. Under this new guidance, we discontinued the use of the unit-of-delivery method on certain customer contracts and re-measured the performance obligations using the cost-to-cost method. Net sales in the three months ended March 31, 2018, would have been $469.4 million under the previous revenue recognition guidance which is $64.1 million higher than the net sales reported in the three months ended March 31, 2017, primarily as a result of an increase of $88.5 million in defense programs primarily driven by increased deliveries on the Patriot Advanced Capability-3 ("PAC-3"), THAAD, and Standard Missile programs. The increase in net sales was partially offset by a decrease of $24.4 million in space programs primarily driven by performance issues on the Commercial Crew Development program and lower deliveries on the Atlas V program.
Cost of Sales (exclusive of items shown separately below):

	Three months ended March 31,
	2018	2017	Change*
	(In millions, except percentage amounts)
Cost of sales (exclusive of items shown separately below):	$426.8	$339.4	$87.4
Percentage of net sales	86.7%	83.7%
* Primary reason for change. The increase in cost of sales as a percentage of net sales was primarily due to cost growth and performance issues in the current period on the Commercial Crew Development program partially offset by improved performance in the current period on the RS-68 program and electric propulsion contracts. The same factor drove the increase in cost of sales as a percentage of net sales under the previous revenue recognition guidance (see discussion above).
Selling, General and Administrative Expense (“SG&A”):

	Three months ended March 31,
	2018	2017	Change*
	(In millions, except percentage amounts)
Components of SG&A:
SG&A excluding stock-based compensation	$5.2	$6.7	$(1.5)
Stock-based compensation	1.5	6.8	(5.3)
SG&A	$6.7	$13.5	$(6.8)
Percentage of net sales	1.4%	3.3%
Percentage of net sales excluding stock-based compensation	1.1%	1.7%
* Primary reason for change. The decrease in SG&A expense was primarily driven by (i) a decrease of $5.3 million in stock-based compensation primarily as a result of decreases in the fair value of the stock appreciation rights in the current period and accelerated vesting of stock awards to a former executive officer in the three months ended March 31, 2017, and (ii) a decrease in legal and professional services expenses.

Depreciation and Amortization:

	Three months ended March 31,
	2018	2017	Change*
	(In millions)
Components of depreciation and amortization:
Depreciation	$13.7	$12.5	$1.2
Amortization	3.4	3.3	0.1
Accretion	0.6	0.5	0.1
Depreciation and amortization	$17.7	$16.3	$1.4
* Primary reason for change. The increase in depreciation expense was primarily the result of accelerated depreciation associated with changes in the estimated useful lives of long-lived assets and capital projects being placed in service to support the cost saving initiatives of the CIP.
Other Expense, net:

	Three months ended March 31,
	2018	2017	Change*
	(In millions)
Other expense, net:	$1.2	$1.7	$(0.5)
 * Primary reason for change. The decrease was primarily due to unusual items charged to operations during the three months ended March 31, 2017, discussed below.
Total unusual items, a component of other expense, net in the unaudited condensed consolidated statements of operations, were as follows:

	Three months ended March 31,
	2018	2017
	(In millions)
Unusual items
Legal related matters	$—	$(0.6)
Acquisition costs	—	1.0
	$—	$0.4
Three months ended March 31, 2017, Activity:
We recorded $0.6 million of realized gains, net of interest associated with the failure to register with the SEC the issuance of certain of our common shares under the defined contribution 401(k) employee benefit plan.
We recorded $1.0 million of costs related to the acquisition of Coleman Aerospace from L3 Technologies, Inc.
Retirement Benefits Expense:

	Three months ended March 31,
	2018	2017	Change*
	(In millions)
Components of retirement benefits expense:
Interest cost on benefit obligation	$12.7	$14.8	$(2.1)
Assumed return on plan assets	(15.0)	(12.4)	(2.6)
Amortization of prior service credits	(0.1)	(0.1)	—
Recognized net actuarial losses	16.8	16.0	0.8
Retirement benefits expense	$14.4	$18.3	$(3.9)
 * Primary reason for change. The decrease in retirement benefits expense was primarily due to better than expected investment experience of our pension plan assets and lower interest costs on the benefit obligation.

Interest Income:

	Three months ended March 31,
	2018	2017	Change*
	(In millions)
Interest income:	$1.6	$0.5	$1.1
 * Primary reason for change. The increase in interest income was primarily due to higher average cash balances and interest rates.
Interest Expense:

	Three months ended March 31,
	2018	2017	Change*
	(In millions)
Components of interest expense:
Contractual interest and other	$6.0	$5.3	$0.7
Amortization of debt discount and deferred financing costs	2.1	2.1	—
Interest expense	$8.1	$7.4	$0.7
* Primary reason for change. The increase in interest expense was primarily due to a higher variable interest rate on the Senior Credit Facility. The Senior Credit Facility variable rate was 4.13% as of March 31, 2018, compared with 3.23% as of March 31, 2017.
Income Tax Provision:
The income tax provision was as follows:

	Three months ended March 31,
	2018	2017
	(In millions)
Income tax provision	$4.7	$3.3
In the three months ended March 31, 2018, the income tax provision was $4.7 million for an effective tax rate of 25.1%. Our effective tax rate differed from the 21% statutory federal income tax rate primarily due to state income taxes and certain expenditures which are permanently not deductible for tax purposes, partially offset by the impact of Research and Development (“R&D”) credits.
In the three months ended March 31, 2017, the income tax provision was $3.3 million for an effective tax rate of 35.9%. Our effective tax rate differed from the 35% statutory federal income tax rate primarily due to state income taxes and certain expenditures which are permanently not deductible for tax purposes, offset by the impact of R&D credits and the exercise and vesting of stock-based compensation.
The significant increase in the current income tax payable during this reporting period relates to the impact of our adoption of the new revenue recognition guidance on January 1, 2018. In anticipation of this impact, we filed a non-automatic accounting method change request, Form 3115 Application for Change in Accounting Method, with the Internal Revenue Service (“IRS”) during the three months ended March 31, 2018. The change in accounting method for tax purposes will provide for consistent recognition of costs of sales for both book and tax purposes, under certain circumstances. To the extent that we receive IRS consent, we expect that the current income tax payable and the corresponding deferred tax asset would decrease by approximately $105 million to $115 million. We believe that the increase in the current income tax payable is an unintended consequence of the new revenue recognition guidance and are optimistic that the IRS consent will be received; however, no assurance can be given.
A valuation allowance is required when it is more-likely-than-not that all or a portion of deferred tax assets may not be realized. Assessing the need for a valuation allowance requires management to evaluate, on a quarterly basis, all available evidence, both positive and negative. As of March 31, 2018, we continue to believe that the weight of the positive evidence outweighed the negative evidence regarding the realization of our net deferred tax assets.
Operating Segment Information:
We evaluate our operating segments based on several factors, of which the primary financial measure is segment performance. Segment performance represents net sales less applicable costs, expenses and provisions for unusual items relating to the segment. Excluded from segment performance are: corporate income and expenses, interest expense, interest income, income taxes, and unusual items not related to the segment. We believe that segment performance provides information useful to investors in understanding our underlying operational performance. In addition, we provide the Non-GAAP financial measure of our operational performance called segment performance before environmental remediation provision adjustments, retirement benefits net of amounts that are recoverable under our U.S. government contracts, and segment unusual items. We believe the exclusion of the items listed above permits an evaluation and a comparison of results for ongoing business operations, and it is on this basis that management internally assesses operational performance.
Aerospace and Defense Segment

	Three months ended March 31,
	2018	2017	Change*
	(In millions, except percentage amounts)
Net sales	$490.4	$403.7	$86.7
Segment performance	34.3	34.7	(0.4)
Segment margin	7.0%	8.6%
Segment margin before environmental remediation provision adjustments, retirement benefits, net, and unusual items (Non-GAAP measure)	7.5%	9.5%
Components of segment performance:
Aerospace and Defense	$36.6	$38.2	$(1.6)
Environmental remediation provision adjustments	(1.3)	(0.6)	(0.7)
GAAP/CAS retirement benefits expense difference	(1.0)	(3.5)	2.5
Unusual items	—	0.6	(0.6)
Aerospace and Defense total	$34.3	$34.7	$(0.4)
 * Primary reason for change. The increase in net sales was significantly impacted by the adoption of new revenue recognition guidance effective January 1, 2018, using the modified retrospective method. The primary impact of the new guidance was a change in the timing of revenue recognition on certain long-term contracts. Under this new guidance, we discontinued the use of the unit-of-delivery method on certain customer contracts and re-measured the performance obligations using the cost-to-cost method. Net sales in the three months ended March 31, 2018, would have been $467.8 million under the previous revenue recognition guidance which is $64.1 million higher than the net sales reported in the three months ended March 31, 2017, primarily as a result of an increase of $88.5 million in defense programs primarily driven by increased deliveries on the PAC-3, THAAD, and Standard Missile programs. The increase in net sales was partially offset by a decrease of $24.4 million in space programs primarily driven by performance issues on the Commercial Crew Development program and lower deliveries on the Atlas V program.
The decrease in segment margin before environmental remediation provision adjustments, retirement benefits, net and unusual items was primarily due to cost growth and performance issues in the current period on the Commercial Crew Development program partially offset by improved performance in the current period on the RS-68 program and electric propulsion contracts. The same factor drove the decrease in segment margin as a percentage of net sales under the previous revenue recognition guidance (see discussion above).
During the three months ended March 31, 2018, we had $7.9 million of unfavorable changes in contract estimates on operating results before income taxes compared with favorable changes of $3.4 million during the three months ended March 31, 2017.
As of March 31, 2018, our total remaining performance obligations, also referred to as backlog, totaled $3.9 billion. We expect to recognize approximately 47%, or $1.8 billion, of the remaining performance obligations as sales over the next twelve months, an additional 27% the following twelve months, and 26% thereafter. A summary of our backlog is as follows:

	March 31, 2018	December 31, 2017
	(In billions)
Funded backlog	$1.6	$2.1
Unfunded backlog	2.3	2.5
Total backlog	$3.9	$4.6
Our adoption of the new revenue recognition guidance impacts the timing of revenue recognition. The adoption resulted in a $0.6 billion reduction in total backlog. Total backlog includes both funded backlog (unfilled orders for which funding is authorized, appropriated and contractually obligated by the customer) and unfunded backlog (firm orders for which funding has not been appropriated). Indefinite delivery and quantity contracts and unexercised options are not reported in total backlog. Backlog is subject to funding delays or program restructurings/cancellations which are beyond our control.
Real Estate Segment

	Three months ended March 31,
	2018	2017	Change*
	(In millions)
Net sales	$1.6	$1.6	$—
Segment performance	0.6	0.8	(0.2)
 * Primary reason for change. Net sales and segment performance consist primarily of rental property operations.
Use of Non-GAAP Financial Measures
In addition to segment performance (discussed above), we provide the Non-GAAP financial measure of our operational performance called Adjusted EBITDAP. We use this metric to measure our operating performance. We believe that to effectively compare core operating performance from period to period, the metric should exclude items relating to retirement benefits (pension and postretirement benefits), significant non-cash expenses, the impacts of financing decisions on earnings, and items incurred outside the ordinary, on-going and customary course of our operations. Accordingly, we define Adjusted EBITDAP as GAAP net income adjusted to exclude income taxes, interest expense, interest income, depreciation and amortization, retirement benefits net of amounts that are recoverable under our U.S. government contracts, and unusual items which we do not believe are reflective of such ordinary, on-going and customary activities. Adjusted EBITDAP does not represent, and should not be considered an alternative to, net income as determined in accordance with GAAP.

	Three months ended March 31,
	2018	2017
	(In millions, except percentage amounts)
Net income	$14.0	$5.9
Income tax provision	4.7	3.3
Interest expense	8.1	7.4
Interest income	(1.6)	(0.5)
Depreciation and amortization	17.7	16.3
GAAP retirement benefits expense	14.4	18.3
CAS recoverable retirement benefits expense	(10.1)	(9.8)
Unusual items	—	0.4
Adjusted EBITDAP	$47.2	$41.3
Net income as a percentage of net sales	2.8%	1.5%
Adjusted EBITDAP as a percentage of net sales	9.6%	10.2%
We also provide the Non-GAAP financial measure of Free Cash Flow. Free Cash Flow, a Non-GAAP financial measure, is defined as cash flow from operating activities less capital expenditures. Free Cash Flow should not be considered in isolation, as a measure of residual cash flow available for discretionary purposes, or as an alternative to cash flows from operations presented in accordance with GAAP. We use Free Cash Flow, both in presenting our results to stakeholders and the investment community, and in our internal evaluation and management of the business. Management believes that this financial measure is useful because it provides supplemental information to assist investors in viewing the business using the same tools that management uses to evaluate progress in achieving our goals (including under our annual cash and long-term compensation incentive plans).

	Three months ended March 31,
	2018	2017
	(In millions)
Net cash used in operating activities	$(95.4)	$(3.1)
Capital expenditures	(4.1)	(2.7)
Free Cash Flow	$(99.5)	$(5.8)

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
See Notes 3 and 13 of the Notes to Unaudited Condensed Consolidated Financial Statements for the impact of the change in significant contract accounting estimates on our net sales and adoption of the new revenue recognition guidance effective January 1, 2018. In addition, see Notes 1 and 10 of the Notes to Unaudited Condensed Consolidated Financial Statements for the adoption of new guidance related to the presentation of retirement benefits expense effective January 1, 2018.
A detailed description of our significant accounting policies can be found in our most recent Annual Report on Form 10-K, as amended by Form 10-K/A, for the year ended December 31, 2017.
Arrangements with Off-Balance Sheet Risk
See Note 8(d) of the Notes to Unaudited Condensed Consolidated Financial Statements for off-balance sheet risk.
Liquidity and Capital Resources
Net Cash Used in Operating, Investing, and Financing Activities
The change in cash and cash equivalents was as follows:

	Three months ended March 31,
	2018	2017
	(In millions)
Net Cash Used in Operating Activities	$(95.4)	$(3.1)
Net Cash Used in Investing Activities	(2.2)	(17.7)
Net Cash Used in Financing Activities	(4.6)	(7.4)
Net Decrease in Cash and Cash Equivalents	$(102.2)	$(28.2)
Net Cash Used in Operating Activities
The $95.4 million of cash used in operating activities in the three months ended March 31, 2018, was primarily due to cash used to fund working capital. The funding of working capital was comprised of the following: (i) an increase of $76.2 million in accounts receivables due to the timing of net sales; (ii) $51.2 million of net cash used on contract assets/liabilities primarily due to a decrease in cash advances on long-term contracts; and (iii) an increase of $17.4 million in other current assets primarily related to increases in prepaid expenses and cost-share receivables. In addition, we funded $11.1 million to our retirement benefit plans in the three months ended March 31, 2018. The funding of working capital was partially offset by income before income taxes adjusted for non-cash items which generated $52.5 million of cash.

The $3.1 million of cash used in operating activities in the three months ended March 31, 2017, was primarily due to an increase of $30.1 million in accounts receivables due to the timing of net sales and $13.7 million of net cash used on contract assets/liabilities primarily due to a decrease in cash advances on long-term contracts. In addition, we funded $10.6 million to our retirement benefit plans in the three months ended March 31, 2017. These factors were partially offset by income before income taxes adjusted for non-cash items generating $52.8 million of cash.
Net Cash Used In Investing Activities
During the three months ended March 31, 2018 and 2017, we had capital expenditures of $4.1 million and $2.7 million, respectively.
During the three months ended March 3, 2018, we received insurance proceeds of $1.9 million.
During the three months ended March 31, 2017, we purchased Coleman Aerospace for $15.0 million.
Net Cash Used in Financing Activities
During the three months ended March 31, 2018 and 2017, we had debt repayments of $5.1 million and $5.0 million, respectively.
Debt Activity and Covenants
Our debt principal activity since December 31, 2017, was as follows:

	December 31, 2017	Cash Payments	Non-cash Activity	March 31, 2018
	(In millions)
Term loan	$370.0	$(5.0)	$—	$365.0
2 1/4% Notes	300.0	—	—	300.0
Capital leases	0.9	(0.1)	0.7	1.5
Total Debt and Borrowing Activity	$670.9	$(5.1)	$0.7	$666.5
We were in compliance with our financial and non-financial covenants under the Senior Credit Facility as of March 31, 2018.
Outlook
Short-term liquidity requirements consist primarily of recurring operating expenses, including but not limited to costs related to our capital and environmental expenditures, company-funded R&D expenditures, debt service requirements, and retirement benefit plans. We believe that our existing cash and cash equivalents, marketable securities, and availability under our revolving credit facility coupled with cash generated from our future operations will provide sufficient funds to meet our operating plan, which includes our CIP Phase I and Phase II, and AR1 engine development costs, for the next twelve months. The operating plan for this period provides for full operation of our businesses, and interest and principal payments on our debt. As of March 31, 2018, we had $432.8 million of cash and cash equivalents and $20.0 million of marketable securities as well as $311.6 million of available borrowings under our Senior Credit Facility. Based on our existing debt agreements, we were in compliance with our financial and non-financial covenants as of March 31, 2018. Our failure to comply with these covenants could result in an event of default that, if not cured or waived by the lenders, could result in the acceleration of the Senior Credit Facility and 2¼% Notes. In addition, our failure to pay principal and interest when due is a default under the Senior Credit Facility, and in certain cases, would cause a cross default on the 2¼% Notes.
Major factors that could adversely impact our forecasted operating cash and our financial condition are described in the section “Risk Factors” in Item 1A of our Annual Report to the SEC on Form 10-K, as amended by Form 10-K/A, for the year ended December 31, 2017.
Forward-Looking Statements
Certain information contained in this report should be considered “forward-looking statements” as defined by Section 21E of the Private Securities Litigation Reform Act of 1995. All statements in this report other than historical information may be deemed forward-looking statements. These statements present (without limitation) the expectations, beliefs, plans and objectives of management and future financial performance and assumptions underlying, or judgments concerning, the matters discussed in the statements. The words “believe,” “estimate,” “anticipate,” “project” and “expect,” and similar expressions, are intended to identify forward-looking statements. Forward-looking statements involve certain risks, estimates, assumptions and uncertainties, including with respect to future sales and activity levels, cash flows, contract performance, the outcome of litigation and contingencies, environmental remediation and anticipated costs of capital. A variety of factors could cause actual results or outcomes to differ materially from those expected and expressed in our forward-looking statements. Important risk factors that could cause actual results or outcomes to differ from those expressed in the forward-

looking statements are described in the section “Risk Factors” in Item 1A of our Annual Report to the SEC on Form 10-K, as amended by Form 10-K/A, for the year ended December 31, 2017, include the following:

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

•	product failures, schedule delays or other problems with existing or new products and systems;

•	the release, unplanned ignition, explosion, or improper handling of dangerous materials used in the Company's businesses;

•	loss of key qualified suppliers of technologies, components, and materials;

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes to our disclosures related to certain market risks as reported under Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report to the SEC on Form 10-K, as amended by Form 10-K/A, for the year ended December 31, 2017.
Interest Rate Risk
We are exposed to market risk principally due to changes in interest rates. Debt with interest rate risk includes borrowings under our Senior Credit Facility. Other than pension assets and liabilities, we do not have any significant exposure to interest rate risk related to our investments.
As of March 31, 2018, our debt principal amounts totaled $666.5 million: $301.5 million, or 45%, was at a fixed rate of 2.26%; and $365.0 million, or 55%, was at a variable rate of 4.13%.
The estimated fair value and principal amount of our outstanding debt is presented below:

	Fair Value		Principal Amount
	March 31, 2018	December 31, 2017	March 31, 2018	December 31, 2017
	(In millions)
Term loan	$365.0	$370.0	$365.0	$370.0
2 1/4% Notes	383.6	415.3	300.0	300.0
Capital leases	1.5	0.9	1.5	0.9
	$750.1	$786.2	$666.5	$670.9
The fair value of the 2 1/4% Notes was determined using broker quotes that are based on open markets for our debt securities (Level 2 securities). The term loan bore interest at variable rates, which adjusted based on market conditions, and its carrying value approximated fair value.
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
Changes in internal control over financial reporting
There were no changes in internal control over financial reporting that occurred during the most recent quarter that have materially affected, or are reasonably likely to materially affect, the effectiveness of our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
Except as disclosed in Note 8 of the Notes to Unaudited Condensed Consolidated Financial Statements, which is incorporated herein by reference, there have been no significant developments in the pending legal proceedings as previously reported in Part 1, Item 3, Legal Proceedings in our Annual Report on Form 10-K, as amended by Form 10-K/A, for the year ended December 31, 2017.
Item 1A. Risk Factors
There have been no material changes from our risk factors as previously reported in our Annual Report to the SEC on Form 10-K, as amended by Form 10-K/A, for the year ended December 31, 2017.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults upon Senior Securities
None.
Item 4. Mine safety disclosures
Not applicable.
Item 5. Other Information
None.
Item 6. Exhibits

No.	Description

10.1
Amended and Restated Employment Agreement, dated as of March 13, 2018, between Aerojet Rocketdyne Holdings, Inc. and Eileen Drake (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed with the SEC on March 16, 2018).

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

101*
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, formatted in XBRL (Extensible Business Reporting Language): (i) Unaudited Condensed Consolidated Statements of Operations, (ii) Unaudited Condensed Consolidated Statements of Comprehensive Income, (iii) Unaudited Condensed Consolidated Balance Sheets, (iv) Unaudited Condensed Consolidated Statement of Stockholders’ Equity, (v) Unaudited Condensed Consolidated Statements of Cash Flows, and (vi) Unaudited Notes to Unaudited Condensed Consolidated Financial Statements.

_______
* Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Aerojet Rocketdyne Holdings, Inc.

Date:	May 1, 2018	By:	/s/ Eileen P. Drake
Eileen P. Drake Chief Executive Officer and President (Principal Executive Officer)

Date:	May 1, 2018	By:	/s/ Paul R. Lundstrom
Paul R. Lundstrom Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	May 1, 2018	By:	/s/ Daniel L. Boehle
Daniel L. Boehle Vice President and Controller (Principal Accounting Officer)