Form 10-Q
period 2018-06-30
AEROJET ROCKETDYNE HOLDINGS, INC.
filed 2018-07-30
CIK 40888

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-Q
 (Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended: June 30, 2018
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                      to
Commission File Number 1-01520
  Aerojet Rocketdyne Holdings, Inc.
(Exact name of registrant as specified in its charter)

Delaware	34-0244000
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

222 N. Pacific Coast Highway, Suite 500 El Segundo, California	90245
(Address of Principal Executive Offices)	(Zip Code)
(310) 252-8100
(Registrant’s telephone number, including area code)
 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 24, 2018, there were 75.6 million outstanding shares of our common stock, including unvested common shares, $0.10 par value.

Aerojet Rocketdyne Holdings, Inc.
Quarterly Report on Form 10-Q
For the Quarterly Period Ended June 30, 2018

Part I — FINANCIAL INFORMATION
Item 1. Financial Statements
Aerojet Rocketdyne Holdings, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
	(In millions, except per share amounts)
Net sales	$467.2	$459.6	$959.2	$864.9
Operating costs and expenses:
Cost of sales (exclusive of items shown separately below)	369.5	370.6	796.3	710.0
Selling, general and administrative expense	11.1	9.7	17.8	23.2
Depreciation and amortization	17.7	19.1	35.4	35.4
Other expense (income), net	0.9	(1.3)	2.1	0.4
Total operating costs and expenses	399.2	398.1	851.6	769.0
Operating income	68.0	61.5	107.6	95.9
Non-operating (income) expense:
Retirement benefits expense	14.4	18.3	28.8	36.6
Interest income	(2.0)	(0.8)	(3.6)	(1.3)
Interest expense	8.3	7.8	16.4	15.2
Total non-operating expense, net	20.7	25.3	41.6	50.5
Income before income taxes	47.3	36.2	66.0	45.4
Income tax provision	12.5	11.9	17.2	15.2
Net income	$34.8	$24.3	$48.8	$30.2
Earnings Per Share of Common Stock
Basic
Basic net income per share	$0.46	$0.32	$0.65	$0.41
Diluted
Diluted net income per share	$0.45	$0.32	$0.64	$0.41
Weighted average shares of common stock outstanding, basic	73.9	73.2	73.8	72.6
Weighted average shares of common stock outstanding, diluted	75.1	73.2	75.0	72.7
See Notes to Unaudited Condensed Consolidated Financial Statements.

Aerojet Rocketdyne Holdings, Inc.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
	(In millions)
Net income	$34.8	$24.3	$48.8	$30.2
Other comprehensive income:
Amortization of actuarial losses and prior service credits, net of income taxes of $4.2 million, $6.2 million, $8.4 million, and $12.4 million	12.5	9.4	25.0	19.1
Comprehensive income	$47.3	$33.7	$73.8	$49.3
See Notes to Unaudited Condensed Consolidated Financial Statements.

Aerojet Rocketdyne Holdings, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

	June 30, 2018	December 31, 2017
	(In millions, except per share amounts)
ASSETS
Current Assets
Cash and cash equivalents	$514.7	$535.0
Marketable securities	44.9	20.0
Accounts receivable	134.6	64.5
Contract assets	253.1	268.1
Other current assets, net	123.2	129.1
Total Current Assets	1,070.5	1,016.7
Noncurrent Assets
Property, plant and equipment, net	357.8	359.0
Recoverable environmental remediation costs	225.8	231.1
Deferred income taxes	255.5	145.8
Goodwill	161.3	161.3
Intangible assets	78.7	85.5
Other noncurrent assets, net	260.5	259.3
Total Noncurrent Assets	1,339.6	1,242.0
Total Assets	$2,410.1	$2,258.7
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Current portion of long-term debt	$30.4	$25.0
Accounts payable	104.1	100.9
Reserves for environmental remediation costs	34.6	35.2
Contract liabilities	185.3	276.8
Other current liabilities	313.0	156.9
Total Current Liabilities	667.4	594.8
Noncurrent Liabilities
Long-term debt	581.0	591.4
Reserves for environmental remediation costs	299.1	306.2
Pension benefits	467.8	492.8
Other noncurrent liabilities	174.7	171.1
Total Noncurrent Liabilities	1,522.6	1,561.5
Total Liabilities	2,190.0	2,156.3
Commitments and contingencies (Note 8)
Stockholders’ Equity
Preference stock, par value of $1.00; 15.0 million shares authorized; none issued or outstanding	—	—
Common stock, par value of $0.10; 150.0 million shares authorized; 73.9 million shares issued and outstanding as of June 30, 2018; 73.6 million shares issued and outstanding as of December 31, 2017	7.4	7.4
Other capital	509.4	503.1
Treasury stock at cost, 3.5 million shares as of June 30, 2018 and December 31, 2017	(64.5)	(64.5)
Retained earnings (accumulated deficit)	15.4	(71.0)
Accumulated other comprehensive loss, net of income taxes	(247.6)	(272.6)
Total Stockholders’ Equity	220.1	102.4
Total Liabilities and Stockholders’ Equity	$2,410.1	$2,258.7
See Notes to Unaudited Condensed Consolidated Financial Statements.

Aerojet Rocketdyne Holdings, Inc.
Condensed Consolidated Statement of Stockholders’ Equity
(Unaudited)

	Common Stock				(Accumulated Deficit)	Accumulated Other	Total
	Shares	Amount	Other Capital	Treasury Stock	Retained Earnings	Comprehensive Loss	Stockholders' Equity
	(In millions)
December 31, 2017	73.6	$7.4	$503.1	$(64.5)	$(71.0)	$(272.6)	$102.4
Net income	—	—	—	—	48.8	—	48.8
Amortization of actuarial losses and prior service credits, net of income taxes	—	—	—	—	—	25.0	25.0
Cumulative effect of change in accounting guidance (see Note 13)	—		—	—	37.6	—	37.6
Repurchase of shares for withholding taxes and option costs under employee equity plans	(0.1)	—	(2.1)	—	—	—	(2.1)
Stock-based compensation and shares issued under equity plans	0.4	—	8.4	—	—	—	8.4
June 30, 2018	73.9	$7.4	$509.4	$(64.5)	$15.4	$(247.6)	$220.1
See Notes to Unaudited Condensed Consolidated Financial Statements.

Aerojet Rocketdyne Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six months ended June 30,
	2018	2017
	(In millions)
Operating Activities
Net income	$48.8	$30.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	35.4	35.4
Amortization of debt discount and deferred financing costs	4.4	4.2
Stock-based compensation	6.7	10.2
Retirement benefits, net	6.7	15.4
Insurance proceeds	(1.9)	—
Other, net	(0.1)	0.3
Changes in assets and liabilities, net of effects from acquisition in 2017:
Accounts receivable	(40.7)	(50.3)
Contract assets	(7.5)	(9.7)
Other current assets, net	16.3	12.2
Recoverable environmental remediation costs	5.3	10.1
Other noncurrent assets	(1.5)	(31.5)
Accounts payable	(9.7)	12.6
Contract liabilities	(58.1)	(43.0)
Other current liabilities	21.8	13.6
Deferred income taxes	2.3	15.9
Reserves for environmental remediation costs	(7.7)	(10.8)
Other noncurrent liabilities and other	4.0	22.9
Net Cash Provided by Operating Activities	24.5	37.7
Investing Activities
Purchases of marketable securities	(44.7)	—
Sales of marketable securities	20.1	—
Purchase of Coleman Aerospace	—	(15.0)
Insurance proceeds	1.9	—
Capital expenditures	(12.2)	(6.1)
Net Cash Used in Investing Activities	(34.9)	(21.1)
Financing Activities
Debt repayments	(10.3)	(10.0)
Repurchase of shares for withholding taxes and option costs under employee equity plans	(2.1)	(5.7)
Proceeds from shares issued under equity plans	2.5	2.4
Net Cash Used in Financing Activities	(9.9)	(13.3)
Net (Decrease) Increase in Cash and Cash Equivalents	(20.3)	3.3
Cash and Cash Equivalents at Beginning of Period	535.0	410.3
Cash and Cash Equivalents at End of Period	$514.7	$413.6
Supplemental disclosures of cash flow information
Cash paid for interest	$11.9	$11.4
Cash paid for income taxes	15.2	0.5
Cash refund for income taxes	4.6	21.3
Conversion of debt to common stock	—	35.6
Non-cash fixed asset additions and capital leases	14.2	0.2
See Notes to Unaudited Condensed Consolidated Financial Statements.

Aerojet Rocketdyne Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
Note 1. Basis of Presentation and Nature of Operations
Aerojet Rocketdyne Holdings, Inc. (“Aerojet Rocketdyne Holdings” or the “Company”) has prepared the accompanying unaudited condensed consolidated financial statements, including its accounts and the accounts of its wholly-owned subsidiaries, in accordance with the instructions to Form 10-Q. The December 31, 2017, condensed consolidated balance sheet was derived from audited financial statements, but does not include all of the disclosures required by accounting principles generally accepted in the United States of America (“GAAP”). These interim financial statements should be read in conjunction with the financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K, as amended by Form 10-K/A, for the year ended December 31, 2017. Certain reclassifications have been made to financial information for the prior year to conform to the current year’s presentation (see “Recently Adopted Accounting Pronouncements” below and Note 13).
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
AR1 Research and Development
Company-sponsored research and development (“R&D”) expenses (reported as a component of cost of sales) are generally reimbursed via allocation of such expenses among all contracts and programs in progress under U.S. government contractual arrangements. The Company's newest large liquid booster engine development project, the AR1, accounted for $56.1 million of such reimbursable costs from its inception through June 30, 2018. In February 2016, pursuant to an Other Transaction Agreement (“OTA”), the U.S. Air Force selected Aerojet Rocketdyne and United Launch Alliance (“ULA”) to share in a public-private partnership to develop jointly the AR1 engine under an agreement valued at $804.0 million with the U.S. Air Force investing two-thirds of the funding required to complete development of the AR1 engine by December 2019. In June 2018, the Company and the U.S. Air Force signed a modification to the existing OTA to modify the scope, funding, cost share, and period of performance of the AR1 engine. The modified OTA is valued at $353.8 million with the U.S. Air Force investing five-sixths of the funding required to design, build, and assemble a single AR1 engine prototype by December 2019. The U.S. Air Force contributions are recognized proportionately as an offset to R&D expenses. The AR1 inception to date, beginning in 2015, project costs at June 30, 2018, were as follows (in millions):

AR1 R&D costs incurred	$290.1
Less amounts funded by the U.S. Air Force	(192.3)
Less amounts funded by ULA	(9.6)
AR1 R&D costs net of reimbursements	$88.2
Of the $88.2 million AR1 investment, $32.1 million was expensed and $56.1 million was applied to the Company's contracts. The $6.7 million applied to the Company’s contracts in the three months ended March 31, 2018, was adjusted as a result of the modification discussed above such that no costs have been applied to the Company's contracts during the six months ended June 30, 2018. The Company’s cash contributions to this OTA are now complete.

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
In January 2017, the FASB issued an amendment to the accounting guidance related to goodwill impairment. The update eliminates “Step 2” which involves determining the implied fair value of goodwill and comparing it to the carrying amount of goodwill to measure the goodwill impairment loss, if any. The quantitative assessment “Step 1” will be used to determine both the existence and amount of goodwill impairment. The standard should be applied on a prospective basis and is effective for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019, with early adoption permitted. The Company adopted this new accounting guidance in conjunction with its annual impairment test on October 1, 2017. The adoption did not have an impact on the Company's financial position, results of operations, or cash flows.
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
On December 22, 2017, Staff Accounting Bulletin No. 118 (“SAB 118”) was issued to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed in reasonable detail to complete the accounting for certain income tax effects of the Tax Cuts and Jobs Act (“Tax Act”). In accordance with SAB 118, the Company recorded $64.6 million of deferred tax expense in connection with the remeasurement of certain deferred tax assets and liabilities in the three months ended December 31, 2017. As of June 30, 2018, and consistent with the disclosure in the Company’s 2017 Form 10-K, as amended by Form 10-K/A, Note 1, Recently Adopted Accounting Pronouncements, the accounting for the Tax Act is incomplete. The Company was able to reasonably estimate certain effects, and consequently recorded provisional adjustments associated with the impact on deferred tax assets and deferred tax liabilities resulting from the reduction of the U.S. federal corporate income tax rate at December 31, 2017. The Company has made no changes to these items during the six months ended June 30, 2018, and continues to evaluate the impacts of the Tax Act, including ongoing guidance and accounting interpretation.
In May 2014, the FASB amended the existing accounting standards for revenue recognition. The amendments are based on the principle that revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company adopted the guidance effective January 1, 2018, using the modified retrospective method, with the cumulative effect recognized as of January 1, 2018. All applicable amounts and disclosures for the three and six months ended June 30, 2018, reflect the impact of adoption. As the Company elected to use the modified retrospective method, prior periods presented have not been restated to reflect the impact of adoption unless otherwise noted (see Notes 3 and 13).
In March 2017, the FASB amended the existing accounting guidance relating to the presentation of net periodic pension cost and net periodic postretirement benefit cost (the “NPPC”) in the income statement.  The amended guidance requires the service cost component to be presented in the same line item or items as other compensation arising from the services rendered by the pertinent employees during the period, and other components of the NPPC to be presented in the statement of operations separately from service cost components and outside a subtotal of income from operations. The Company adopted the guidance effective January 1, 2018. The adoption resulted in an increase in operating income of $36.6 million for the six months ended June 30, 2017, and a corresponding increase in total non-operating expense, net for the period. The adoption did not impact segment performance, net income, or cash flows.

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
In February 2018, the FASB issued guidance that permits the reclassification of the income tax effects of the 2017 Tax Act on items within accumulated other comprehensive loss to retained earnings. The guidance refers to these amounts as “stranded tax effects.” The amended guidance also requires certain new disclosures. The new guidance is effective for financial statements issued for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is evaluating the impact of adopting this new accounting guidance on its financial position, results of operations, or cash flows.
Note 2. Income Per Share of Common Stock
A reconciliation of the numerator and denominator used to calculate basic and diluted income per share of common stock (“EPS”) is presented in the following table:

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
	(In millions, except per share amounts)
Numerator:
Net income	$34.8	$24.3	$48.8	$30.2
Income allocated to participating securities	(0.8)	(0.5)	(1.0)	(0.7)
Net income for basic EPS	34.0	23.8	47.8	29.5
Interest on 4 1/16% Convertible Subordinated Debentures (“4 1/16% Debentures”)	—	—	—	0.1
Net income for diluted EPS	$34.0	$23.8	$47.8	$29.6
Denominator:
Basic weighted average shares	73.9	73.2	73.8	72.6
Effect of:
4 1/16% Debentures	—	—	—	0.1
2.25% Convertible Senior Notes (“2 1/4% Notes”) (1)	1.1	—	1.1	—
Employee stock options and stock purchase plan (2)	0.1	—	0.1	—
Diluted weighted average shares	75.1	73.2	75.0	72.7
Basic
Basic EPS	$0.46	$0.32	$0.65	$0.41
Diluted
Diluted EPS	$0.45	$0.32	$0.64	$0.41
_______
(1) The Company's 2 1/4% Notes were not included in the computation of diluted EPS for the three and six months ended June 30, 2017, because the average market price of the common stock did not exceed the conversion price and the Company only expects the conversion premium for the 2 1/4% Notes to be settled in common shares.
(2) There was less than 0.1 million of common share dilution impact from employee stock options and the stock purchase plan for the three and six months ended June 30, 2017.

Note 3. Revenue Recognition
In the Company’s Aerospace and Defense segment, the majority of the Company’s revenue is earned from long-term contracts to design, develop, and manufacture aerospace and defense products, and provide related services, for the Company’s customers, including the U.S. government, major aerospace and defense prime contractors, and a portion of the commercial sector. Each customer contract defines the Company’s distinct performance obligations and the associated transaction price for each obligation. A contract may contain a single or multiple performance obligations. In certain circumstances, multiple contracts with a customer are required to be combined in determining the distinct performance obligations. For contracts with multiple performance obligations, the Company allocates the contracted transaction price to each performance obligation based upon the relative standalone selling price, which represents the price the Company would sell the promised good or service separately to the customer. The Company determines the standalone selling price based upon the facts and circumstances of each obligated good or service. The majority of the Company’s contracts have no observable standalone selling price since the associated products and service are customized to customer specifications. As such, the standalone selling price generally reflects the Company’s forecast of the total cost to satisfy the performance obligation plus an appropriate profit margin.
Contract modifications are routine in the performance of the Company's long-term contracts. Contracts are often modified to account for changes in contract specifications or requirements. In most instances, contract modifications are for goods or services that are not distinct, and, therefore, are accounted for as part of the existing contract.
The Company recognizes revenue as each performance obligation is satisfied. The majority of the Company’s aerospace and defense performance obligations are satisfied over time either as the service is provided, or as control transfers to the customer. Transfer of control is evidenced by the Company’s contractual right to payment for work performed to date plus a reasonable profit on highly customized products. The Company measures progress on substantially all its performance obligations using the cost-to-cost method, which the Company believes best depicts the transfer of control of goods and services to the customer. Under the cost-to-cost method, the Company records revenues based upon costs incurred to date relative to the total estimated cost at completion. Contract costs include labor, material, overhead, and general and administrative expenses, as appropriate.
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
The Company evaluates the contract value and cost estimates for performance obligations at least quarterly and more frequently when circumstances significantly change. Factors considered in estimating the work to be completed include, but are not limited to: labor productivity, the nature and technical complexity of the work to be performed, availability and cost volatility of materials, subcontractor and vendor performance, warranty costs, volume assumptions, anticipated labor agreements, inflationary trends, schedule and performance delays, availability of funding from the customer, and the recoverability of costs incurred outside the original contract included in any estimates to complete. When the Company’s estimate of total costs to be incurred to satisfy a performance obligation exceeds the expected revenue, the Company recognizes the loss immediately. When the Company determines that a change in estimates has an impact on the associated profit of a performance obligation, the Company records the cumulative positive or negative adjustment to the statement of operations. Changes in estimates and assumptions related to the status of certain long-term contracts may have a material effect on the Company’s operating results. The following table summarizes the impact of the changes in significant contract accounting estimates on the Company’s Aerospace and Defense segment operating results:

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
	(In millions, except per share amounts)
Net favorable effect of the changes in contract estimates on net sales	$26.2	$9.6	$18.8	$13.5
Net favorable effect of the changes in contract estimates on income before income taxes	22.0	10.3	14.1	13.7
Net favorable effect of the changes in contract estimates on net income	16.3	6.2	10.4	8.2
Net favorable effect of the changes in contract estimates on basic net income per share	0.22	0.08	0.14	0.11
Net favorable effect of the changes in contract estimates on diluted net income per share	0.21	0.08	0.14	0.11
The three and six months ended June 30, 2018, net favorable changes in contract estimates on income before income taxes were primarily driven by risk retirements on the Terminal High Altitude Area Defense (“THAAD”), RS-68, RS-25, and RL-10 programs and better than expected overhead rate performance, partially offset by cost growth and performance issues on the Commercial Crew Development program.
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

	June 30, 2018	December 31, 2017
	(In millions)
Contract assets	$296.3	$310.9
Reserve for overhead rate disallowance	(43.2)	(42.8)
Contract assets, net of reserve	253.1	268.1
Contract liabilities	185.3	276.8
Net contract assets (liabilities), net of reserve	$67.8	$(8.7)
Net contract assets (liabilities) increased by $76.5 million, primarily due to a decrease in cash advances on long-term contracts as of June 30, 2018. During the three and six months ended June 30, 2018, the Company recognized sales of $68.0 million and $200.5 million, respectively, that were included in the Company’s contract liabilities as of January 1, 2018.
As of June 30, 2018, the Company’s total remaining performance obligations, also referred to as backlog, totaled $3.9 billion. The Company expects to recognize approximately 48%, or $1.9 billion, of the remaining performance obligations as sales over the next twelve months, an additional 28% the following twelve months, and 24% thereafter.
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

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Fixed-price	58%	58%	59%	57%
Cost-reimbursable	39	37	38	39
Other	3	5	3	4

The following are percentages of net sales by customer type:

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018		2017
U.S. government	93%	93%	93%		93%
Non U.S. government customers	7	7	7	7	7
The Company's Real Estate segment represented less than 1% of the Company's net sales for the three and six months ended June 30, 2018 and 2017.
Note 4. Stock-Based Compensation
Total stock-based compensation expense by type of award was as follows:

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
	(In millions)
Stock appreciation rights	$1.4	$—	$0.5	$2.4
Stock options	—	0.3	0.1	0.7
Restricted shares, service based	1.2	1.2	2.2	2.4
Restricted shares, performance based	2.5	1.8	3.6	4.4
Employee stock purchase plan	0.1	0.1	0.3	0.3
Total stock-based compensation expense	$5.2	$3.4	$6.7	$10.2
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

		Fair value measurement at June 30, 2018
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In millions)
Money market funds	$198.5	$198.5	$—	$—
Commercial paper	119.8	—	119.8	—
	$318.3	$198.5	$119.8	$—

		Fair value measurement at December 31, 2017
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In millions)
Money market funds	$155.0	$155.0	$—	$—
Commercial paper	135.6	—	135.6	—
U.S. treasury notes	4.1	—	4.1	—
	$294.7	$155.0	$139.7	$—
As of June 30, 2018, of the total estimated fair value for commercial paper, $74.9 million was classified as cash and cash equivalents as the remaining maturity at date of purchase was less than three months, and $44.9 million was classified as marketable securities. As of December 31, 2017, of the total estimated fair value for commercial paper and U.S. treasury notes, $119.7 million was classified as cash and cash equivalents as the remaining maturity at date of purchase was less than three months, and $20.0 million was classified as marketable securities. As of June 30, 2018, and December 31, 2017, the contractual maturities of the Company’s available-for-sale marketable securities were less than one year.
The carrying amounts of certain of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, accrued compensation, and other accrued liabilities, approximate fair value because of their short maturities.
The following table summarizes the estimated fair value and principal amount for outstanding debt obligations:

	Fair Value		Principal Amount
	June 30, 2018	December 31, 2017	June 30, 2018	December 31, 2017
	(In millions)
Term loan	$360.0	$370.0	$360.0	$370.0
2 1/4% Notes	388.9	415.3	300.0	300.0
Capital leases	1.8	0.9	1.8	0.9
	$750.7	$786.2	$661.8	$670.9
The fair value of the 2 1/4% Notes was determined using broker quotes that are based on open markets for the Company’s debt securities (Level 2 securities). The term loan bore interest at variable rates, which adjusted based on market conditions, and its carrying value approximated fair value.
b. Accounts Receivable

	June 30, 2018	December 31, 2017
	(In millions)
Billed receivables under long-term contracts	$133.6	$63.8
Other receivables	1.0	0.7
Accounts receivable	$134.6	$64.5
The Company made certain reclassifications to the December 31, 2017, balance sheet to conform to the current year’s presentation as a result of adopting the new revenue recognition guidance effective January 1, 2018. Accordingly, the Company reclassified $151.0 million of unbilled receivables, net of reserves for disallowances, to contract assets as of December 31, 2017 (see Notes 3 and 13).
c. Other Current Assets, net

	June 30, 2018	December 31, 2017
	(In millions)
Deferred costs recoverable from the U.S. government	$45.3	$51.4
Inventories	18.9	19.3
Receivable from Northrop Grumman Corporation (“Northrop”) for environmental remediation costs	6.0	6.0
Prepaid expenses	16.5	19.2
Cost-share and other receivables, net	7.1	7.5
Income taxes receivable	20.5	20.5
Other	8.9	5.2
Other current assets, net	$123.2	$129.1
The Company made certain reclassifications to the December 31, 2017, balance sheet to conform to the current year’s presentation as a result of adopting the new revenue recognition guidance effective January 1, 2018. Accordingly, the Company reclassified $117.1 million of inventories to contract assets as of December 31, 2017 (see Notes 3 and 13).

d. Property, Plant and Equipment, net

	June 30, 2018	December 31, 2017
	(In millions)
Land	$71.2	$71.2
Buildings and improvements	377.4	368.3
Machinery and equipment	492.5	493.2
Construction-in-progress	38.4	30.3
	979.5	963.0
Less: accumulated depreciation	(621.7)	(604.0)
Property, plant and equipment, net	$357.8	$359.0
e. Other Noncurrent Assets, net

	June 30, 2018	December 31, 2017
	(In millions)
Real estate held for entitlement and leasing	$94.9	$94.0
Receivable from Northrop for environmental remediation costs	55.5	58.5
Deferred costs recoverable from the U.S. government	67.6	66.6
Grantor trusts	22.8	24.2
Notes receivable, net	9.0	9.0
Other	10.7	7.0
Other noncurrent assets, net	$260.5	$259.3
f. Other Current Liabilities

	June 30, 2018	December 31, 2017
	(In millions)
Accrued compensation and employee benefits	$104.2	$113.4
Competitive improvement program obligations	14.6	15.0
Income taxes payable	136.4	0.8
Postretirement medical and life insurance benefits	4.8	4.8
Other program liabilities	33.2	6.6
Other	19.8	16.3
Other current liabilities	$313.0	$156.9
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

g. Other Noncurrent Liabilities

	June 30, 2018	December 31, 2017
	(In millions)
Conditional asset retirement obligations	$44.9	$44.0
Pension benefits, non-qualified	17.2	17.6
Deferred compensation	29.3	29.4
Deferred revenue	12.4	12.7
Postretirement medical and life insurance benefits	31.4	32.7
Competitive improvement program obligations	13.7	18.4
Uncertain income tax positions	4.9	2.8
Other	20.9	13.5
Other noncurrent liabilities	$174.7	$171.1
Note 6. Income Taxes

	Six months ended June 30,
	2018	2017
	(In millions)
Income tax provision	$17.2	$15.2
In the six months ended June 30, 2018, the income tax provision was $17.2 million for an effective tax rate of 26.1%. The Company’s effective tax rate differed from the 21% statutory federal income tax rate primarily due to state income taxes and certain expenditures which are permanently not deductible for tax purposes, partially offset by the impact of R&D credits.
In the six months ended June 30, 2017, the income tax provision was $15.2 million for an effective tax rate of 33.5%. The Company’s effective tax rate differed from the 35% statutory federal income tax rate primarily due to state income taxes and certain expenditures which are permanently not deductible for tax purposes, offset by the impact of R&D credits, tax benefits attributable to the expiration of statute of limitations, and excess tax benefits from the exercise and vesting of stock-based compensation.
See a discussion of the significant increase in the income tax payable balance in Note 5(f).
A valuation allowance is required when it is more-likely-than-not that all or a portion of deferred tax assets may not be realized. Assessing the need for a valuation allowance requires management to evaluate, on a quarterly basis, all available evidence, both positive and negative. As of June 30, 2018, the Company continues to believe that the weight of the positive evidence outweighed the negative evidence regarding the realization of its net deferred tax assets.
In the three months ended June 30, 2018, the Internal Revenue Service notified the Company that its federal income tax return for the fiscal year ended November 30, 2015, was selected for audit. The Company is unable to determine the outcome of the audit at this time.

Note 7. Long-term Debt

	June 30, 2018	December 31, 2017
	(In millions)
Term loan, bearing interest at variable rates (rate of 4.34% as of June 30, 2018), maturing in June 2021	$360.0	$370.0
Unamortized deferred financing costs	(1.4)	(1.7)
Total senior debt	358.6	368.3
Senior convertible notes, bearing interest at 2.25% per annum, interest payments due in June and December, maturing in December 2023	300.0	300.0
Unamortized discount and deferred financing costs	(49.0)	(52.8)
Total convertible senior notes	251.0	247.2
Capital lease, payable in monthly installments, maturing in 2022	1.8	0.9
Total other debt	1.8	0.9
Total debt, net of unamortized discount and deferred financing costs	611.4	616.4
Less: Amounts due within one year	(30.4)	(25.0)
Total long-term debt, net of unamortized discount and deferred financing costs	$581.0	$591.4
Senior Credit Facility
On June 17, 2016, the Company entered into a $750.0 million senior secured senior credit facility (the “Senior Credit Facility”).  The Senior Credit Facility matures on June 17, 2021, and consists of (i) a $350.0 million revolving line of credit (the “Revolver”) and (ii) a $400.0 million term loan (the “Term Loan”).  Under the Revolver, up to an aggregate of $100.0 million is available for the issuance of letters of credit and up to an aggregate of $10.0 million is available for swingline loans.  As of June 30, 2018, the Company had $360.0 million outstanding under the Term Loan, zero borrowings under the Revolver, and had issued $38.4 million letters of credit.
The key financial covenants are as follows:

Financial Covenant	Actual Ratios as of June 30, 2018	Required Ratios
Consolidated Interest Coverage Ratio, as defined under the Senior Credit Facility	11.75 to 1.00	Not less than: 3.00 to 1.00
Consolidated Net Leverage Ratio, as defined under the Senior Credit Facility	2.42 to 1.00	Not greater than: 3.75 to 1.00
The Company was in compliance with its financial and non-financial covenants under the Senior Credit Facility as of June 30, 2018.
2¼% Convertible Senior Notes
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

The 2¼% Notes consisted of the following (in millions, except years, percentages, conversion rate, and conversion price):

	June 30, 2018	December 31, 2017
Carrying value, long-term	$251.0	$247.2
Unamortized discount and deferred financing costs	49.0	52.8
Principal amount	$300.0	$300.0
Carrying amount of equity component, net of equity issuance costs	$54.5	$54.5
Remaining amortization period (years)	5.5	6.0
Effective interest rate	5.8%	5.8%
Conversion rate (shares of common stock per $1,000 principal amount)	38.4615	38.4615
Conversion price (per share of common stock)	$26.00	$26.00
Based on the Company's closing stock price of $29.49 on June 30, 2018, the if-converted value of the 2¼% Notes exceeded the aggregate principal amount of the 2¼% Notes by $40.3 million. The Company only expects the conversion premium for the 2 1/4% Notes to be settled in common shares.
The following table presents the interest expense components for the 2¼% Notes:

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
	(In millions)
Interest expense-contractual interest	$1.7	$1.7	$3.4	$3.4
Interest expense-amortization of debt discount	1.8	1.7	3.5	3.3
Interest expense-amortization of deferred financing costs	0.2	0.2	0.3	0.3
Capital Leases
As of June 30, 2018, and December 31, 2017, the Company had capital lease obligations for certain information technology equipment.
In September 2017, the Company entered into an agreement to lease 122,000-square feet of office space in Huntsville, Alabama. The term of the lease is twenty years and commenced in July 2018 resulting in an estimated remaining financial commitment of $47.8 million representing a present value of $24.9 million as of June 30, 2018.
In October 2017, the Company entered into an agreement to lease a new 136,000-square-foot advanced manufacturing facility located in Huntsville, Alabama. The term of the lease is thirty-one years and is expected to commence in December 2018 resulting in an estimated remaining financial commitment of $34.7 million representing a present value of $21.0 million as of June 30, 2018.
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
Asbestos Litigation
The Company has been, and continues to be, named as a defendant in lawsuits alleging personal injury or death due to exposure to asbestos in building materials, products, or in manufacturing operations. The majority of cases are pending in Texas and Illinois. There were 54 asbestos cases pending as of June 30, 2018.
Given the lack of any significant consistency to claims (i.e., as to product, operational site, or other relevant assertions) filed against the Company, the Company is generally unable to make a reasonable estimate of the future costs of pending claims or unasserted claims. As of June 30, 2018, the Company has accrued an immaterial amount related to pending claims.

Socorro
On May 12, 2015, a complaint for personal injuries, loss of consortium and punitive damages was filed by James Chavez, Andrew Baca, and their respective spouses, against Aerojet Rocketdyne and the Board of Regents of New Mexico Tech in the Seventh Judicial District, County of Socorro, New Mexico, James Chavez, et al., vs. Aerojet Rocketdyne, Inc., et al., Case No. D725CV201500047. Messrs. Chavez and Baca were employees of Aerotek, a contractor to Aerojet Rocketdyne, who were injured when excess energetic materials being managed by the Energetic Materials Research and Testing Center, a research division of New Mexico Tech, ignited in an unplanned manner. The complaint alleged causes of action based on negligence and negligence per se, strict liability, and willful, reckless and wanton conduct against the defendants including Aerojet Rocketdyne, and sought unspecified compensatory and punitive damages. Aerojet Rocketdyne filed a Motion for Summary Judgment and plaintiff filed a Motion for Partial Summary Judgment. The court denied both parties’ motions and the parties agreed to participate in mediation. A mediator’s proposal was accepted and a formal settlement agreement is being prepared. The Company recorded a liability as of June 30, 2018, for the confidential settlement, the terms of which are not material to the Company’s financial statements.
Department of Justice (“DOJ”) Investigation
The Company responded to a civil investigative demand issued by the DOJ in the three months ended March 31, 2017, requesting information relating to allegations under the False Claims Act that the Company may have previously made false representations to the U.S. government regarding the Company’s compliance with certain regulatory cybersecurity requirements.  In the three months ended June 30, 2018, the DOJ completed its review and declined to intervene in a case filed against the Company and Aerojet Rocketdyne in the U.S. District Court, Eastern District of California, originally filed under seal on September 13, 2017. The case is captioned United States ex. rel. Markus vs. Aerojet Rocketdyne Holdings, Inc. et al., Case No. 2:15-CV-02245-WBS-AC. The complaint alleges causes of action based on false claims, retaliation, and wrongful termination of employment and seeks injunctive relief, civil penalties, and compensatory and punitive damages. The Company is evaluating the complaint and has not recorded any liability for this matter as of June 30, 2018.
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
As of June 30, 2018, the aggregate range of these anticipated environmental costs was $333.7 million to $493.1 million and the accrued amount was $333.7 million. See Note 8(c) for a summary of the environmental reserve activity. Of these accrued liabilities, approximately 99% relates to the Company’s U.S. government contracting business, and a portion of this liability is recoverable. The significant environmental sites are discussed below. The balance of the accrued liabilities, which are not recoverable from the U.S. government, relate to other sites for which the Company’s obligations are probable and estimable.
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
Aerojet Rocketdyne is involved in various stages of soil and groundwater investigation, remedy selection, design, construction, operation and maintenance associated with the operable units, all of which are conducted under the direction and oversight of the EPA, including unilateral administrative orders, and the California Department of Toxic Substances Control (“DTSC”) and Regional Water Quality Control Board, Central Valley Region (“RWQCB”). On September 22, 2016, the EPA completed its first five-year remedy review of the Sacramento superfund site.  The five-year review required by statute and regulation applies to all remedial actions which result in hazardous substances above levels that allow unlimited use and unrestricted exposure.  The Company is working with the EPA to address the findings of the five-year remedy review. On June 20, 2018, the EPA issued the Company a Unilateral Administrative Order (“UAO”) for the Boundary Operable Unit. Issuance of the UAO is the next step in the Superfund process for the Boundary Operable Unit.
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
As of June 30, 2018, the estimated range of anticipated costs discussed above for the Sacramento, California site was $205.4 million to $325.4 million and the accrued amount was $205.4 million included as a component of the Company’s environmental reserves. Expenditures associated with this matter are partially recoverable. See Note 8(c) below for further discussion on recoverability.
Baldwin Park Operable Unit (“BPOU”)
As a result of its former Azusa, California operations, in 1994 Aerojet Rocketdyne was named a PRP by the EPA in the area of the San Gabriel Valley Basin superfund site known as the BPOU. In 2002, Aerojet Rocketdyne, along with seven other PRPs (the “Cooperating Respondents”) signed a project agreement in late March 2002 with the San Gabriel Basin Water Quality Authority, the Main San Gabriel Basin Watermaster, and five water companies (the “Water Entities”). The 2002 project agreement terminated in 2017 and the parties executed a new project agreement which became operational on May 9, 2017. The new agreement has a ten-year term and requires the Cooperating Respondents to fund through an escrow account the ongoing operation, maintenance, and administrative costs of certain treatment and water distribution facilities owned and operated by the water companies. There are also provisions in the project agreement for maintaining financial assurance.
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
As of June 30, 2018, the estimated range of anticipated costs was $110.4 million to $140.8 million and the accrued amount was $110.4 million included as a component of the Company’s environmental reserves. Expenditures associated with this matter are partially recoverable. See Note 8(c) below for further discussion on recoverability.
c. Environmental Reserves and Estimated Recoveries
Environmental Reserves
The Company reviews on a quarterly basis estimated future remediation costs and has an established practice of estimating environmental remediation costs over a fifteen year period, except for those environmental remediation costs with a specific contractual term. Environmental liabilities at the BPOU site are currently estimated through the term of the new project agreement, which expires in May 2027. As the period for which estimated environmental remediation costs lengthens, the reliability of such estimates decreases. These estimates consider the investigative work and analysis of engineers, outside environmental consultants, and the advice of legal staff regarding the status and anticipated results of various administrative and legal proceedings. In most cases, only a range of reasonably possible costs can be estimated. In establishing the Company’s reserves, the most probable estimate is used when determinable; otherwise, the minimum amount is used when no single amount in the range is more probable. Accordingly, such estimates can change as the Company periodically evaluates and revises these estimates as new information becomes available. The Company cannot predict whether new information gained as projects progress will affect the estimated liability accrued. The timing of payment for estimated future environmental costs is influenced by a number of factors, such as the regulatory approval process and the time required designing, constructing, and implementing the remedy.
A summary of the Company’s environmental reserve activity is shown below:

	Aerojet Rocketdyne- Sacramento	Aerojet Rocketdyne- BPOU	Other Aerojet Rocketdyne Sites	Total Aerojet Rocketdyne	Other	Total Environmental Reserve
	(In millions)
December 31, 2017	$206.5	$116.4	$13.7	$336.6	$4.8	$341.4
Additions	8.9	0.8	0.4	10.1	0.5	10.6
Expenditures	(10.0)	(6.8)	(1.0)	(17.8)	(0.5)	(18.3)
June 30, 2018	$205.4	$110.4	$13.1	$328.9	$4.8	$333.7
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

Total reimbursable costs under the Northrop Agreement	$189.7
Amount reimbursed to the Company through June 30, 2018	(128.2)
Potential future cost reimbursements available	$61.5
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

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017

Estimated recoverable amounts under U.S. government contracts	$3.7	$3.8	$7.8	$7.7
Expense to unaudited condensed consolidated statement of operations	1.4	0.9	2.8	1.7
Total environmental reserve adjustments	$5.1	$4.7	$10.6	$9.4
d. Arrangements with Off-Balance Sheet Risk
As of June 30, 2018, arrangements with off-balance sheet risk consisted of:

•	$38.4 million in outstanding commercial letters of credit, the majority of which may be renewed, primarily to collateralize obligations for environmental remediation and insurance coverage.

•	$53.6 million in outstanding surety bonds to primarily satisfy indemnification obligations for environmental remediation coverage.

•	$120.0 million aggregate in guarantees by the Company of Aerojet Rocketdyne’s obligations to U.S. government agencies for environmental remediation activities.

•	$82.5 million in commitments associated with the Company's new facilities located in Huntsville, Alabama.

•	Guarantees, jointly and severally, by the Company’s material domestic subsidiaries of their obligations under the Senior Credit Facility.
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
Additionally, the Company has open purchase orders and other commitments to suppliers, subcontractors, and other outsourcing partners for equipment, materials, and supplies in the normal course of business. These amounts are based on volumes consistent with anticipated requirements to fulfill purchase orders or contracts for product deliveries received, or expected to be received, from customers. A substantial portion of these amounts are recoverable through the Company's contracts with the U.S. government.
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
Note 9. Cost Reduction Plans
During 2015, the Company initiated the first phase (“Phase I”) of the competitive improvement program (the “CIP”) comprised of activities and initiatives aimed at reducing costs in order for the Company to continue to compete successfully. Phase I is comprised of three major components: (i) facilities optimization and footprint reduction; (ii) product affordability; and (iii) reduced administrative and overhead costs. On April 6, 2017, the Board of Directors approved the second phase (“Phase II”) of the Company’s previously announced CIP. Pursuant to Phase II, the Company is expanding its CIP and further consolidating its Sacramento, California, and Gainesville, Virginia sites, while centralizing and expanding its existing presence in Huntsville, Alabama. The Company currently estimates that it will incur restructuring and related costs of the Phase I and II programs of approximately $235.1 million (including approximately $60.5 million of capital expenditures). The Company has incurred $97.9 million of such costs through June 30, 2018, including $36.6 million in capital expenditures. A summary of the Company's severance and retention liabilities related to Phase I and II activity is shown below:

	Severance	Retention	Total
	(In millions)
December 31, 2017	$30.0	$3.4	$33.4
Accrual	—	2.7	2.7
Payments	(5.4)	(2.4)	(7.8)
June 30, 2018	$24.6	$3.7	$28.3
The costs associated with Phase I and II are included as a component of the Company’s U.S. government forward-pricing rates, and therefore, are recovered through the pricing of the Company’s products and services to the U.S. government. In addition to the employee-related CIP obligations, the Company incurred non-cash accelerated depreciation expense of $0.7 million and $2.2 million in the six months ended June 30, 2018 and 2017, respectively, associated with changes in the estimated useful lives of long-lived assets.
Note 10. Retirement Benefits
Components of retirement benefits expense (income) are:

	Pension Benefits		Postretirement Medical and Life Insurance Benefits
	Three months ended June 30,
	2018	2017	2018	2017
	(In millions)
Interest cost on benefit obligation	$12.5	$14.4	$0.3	$0.3
Assumed return on plan assets	(15.1)	(12.4)	—	—
Amortization of prior service costs	0.1	0.1	—	—
Recognized net actuarial losses (gains)	17.6	16.9	(1.0)	(1.0)
Retirement benefits expense (income)	$15.1	$19.0	$(0.7)	$(0.7)

	Pension Benefits		Postretirement Medical and Life Insurance Benefits
	Six months ended June 30,
	2018	2017	2018	2017
	(In millions)
Interest cost on benefit obligation	$24.9	$28.8	$0.6	$0.7
Assumed return on plan assets	(30.1)	(24.8)	—	—
Amortization of prior service costs (credits)	0.1	0.1	(0.1)	(0.1)
Recognized net actuarial losses (gains)	35.3	33.9	(1.9)	(2.0)
Retirement benefits expense (income)	$30.2	$38.0	$(1.4)	$(1.4)

Service costs represent the annual growth in benefits earned by participants during the year. Since the Company’s defined benefit pension plan future benefit accrual is discontinued for all participants, the Company has determined in connection with the adoption of accounting guidance on presentation of service cost and other components of retirement benefits expense that the service cost is zero for all periods presented.  Historically, the Company has included expenses paid from the tax-qualified defined benefit pension plan trust, including Public Benefit Guaranty Corporation, audit, actuarial, legal and administrative fees, as service costs in the presentation of the components of retirement benefits expense (income). The Company determined that the vast majority of these types of expenses reflect a reduction to the assumed return on plan assets because they reduce the expected growth of the plan assets.  As such, the Company has elected to reclassify the trust-paid expenses related to the tax-qualified defined benefit pension plan as a reduction to assumed return on plan assets for all periods presented. For the three and six months ended June 30, 2017, the Company has reclassified expenses of $3.8 million and $7.5 million, respectively, from service cost to assumed return on plan assets in the table above. This change in presentation had no impact on net retirement benefits expense (income).

Note 11. Operating Segments and Related Disclosures
The Company’s operations are organized into two operating segments based on different products and customer bases: Aerospace and Defense, and Real Estate.
Selected financial information for each operating segment is as follows:

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
	(In millions)
Net Sales:
Aerospace and Defense	$465.6	$458.0	$956.0	$861.7
Real Estate	1.6	1.6	3.2	3.2
Total Net Sales	$467.2	$459.6	$959.2	$864.9
Segment Performance:
Aerospace and Defense	$69.5	$58.8	$106.1	$97.0
Environmental remediation provision adjustments	(1.0)	(0.5)	(2.3)	(1.1)
GAAP/Cost Accounting Standards retirement benefits expense difference	(1.2)	(3.4)	(2.2)	(6.9)
Unusual items	—	1.3	—	1.9
Aerospace and Defense Total	67.3	56.2	101.6	90.9
Real Estate	0.6	0.8	1.2	1.6
Total Segment Performance	$67.9	$57.0	$102.8	$92.5
Reconciliation of segment performance to income before income taxes:
Segment performance	$67.9	$57.0	$102.8	$92.5
Interest expense	(8.3)	(7.8)	(16.4)	(15.2)
Interest income	2.0	0.8	3.6	1.3
Stock-based compensation expense	(5.2)	(3.4)	(6.7)	(10.2)
Corporate retirement benefits expense	(3.3)	(5.0)	(6.6)	(10.0)
Corporate and other expense, net	(5.8)	(5.4)	(10.7)	(12.0)
Unusual items	—	—	—	(1.0)
Income before income taxes	$47.3	$36.2	$66.0	$45.4
Customers that represented more than 10% of net sales for the periods presented were as follows:

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Lockheed Martin Corporation	29%	24%	29%	21%
United Launch Alliance	19	23	19	23
NASA	19	18	18	18
Raytheon Company	15	14	18	16
The Company's sales to each of the major customers listed above involve several product lines and programs.

Note 12. Unusual Items
Total unusual items, a component of other expense (income), net in the unaudited condensed consolidated statements of operations, were as follows:

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
	(In millions)
Unusual items
Legal related matters	$—	$(1.3)	$—	$(1.9)
Acquisition costs	—	—	—	1.0
	$—	$(1.3)	$—	$(0.9)
Three and six months ended June 30, 2017, activity:
During the three and six months ended June 30, 2017, the Company recorded $1.3 million and $1.9 million, respectively, of realized gains, net of interest associated with the failure to register with the Securities and Exchange Commission the issuance of certain of the Company’s common shares under the defined contribution 401(k) employee benefit plan.
During the six months ended June 30, 2017, the Company recorded $1.0 million of costs related to the acquisition of the Coleman Aerospace Business.
Note 13. Adoption of Revenue Recognition Guidance
The Company adopted the new revenue recognition guidance effective January 1, 2018, using the modified retrospective method, with the cumulative effect recognized as of January 1, 2018. The primary impact of the new guidance was a change in the timing of revenue recognition on certain long-term contracts in the Company’s Aerospace and Defense segment. The adoption of the new revenue recognition guidance did not impact revenue recognized within the Company's Real Estate segment. The new guidance does not change the total sales or operating income on the related customer contracts, only the timing of when sales and operating income are recognized. Under this new guidance, the Company discontinued the use of the unit-of-delivery revenue recognition method on certain customer contracts and re-measured the performance obligations using the cost-to-cost method. The unit-of-delivery method was utilized for 48% of net sales for the year ended December 31, 2017. The cumulative favorable impact of the adoption was $37.6 million of net income which was recorded to stockholders' equity.
Further, as the Company’s adoption of the guidance accelerated the timing of revenue recognition on some of the Company's contracts, the adoption resulted in a $0.6 billion reduction in the Company's remaining performance obligations, also referred to as backlog, as of December 31, 2017.
The following tables summarize the effect of adoption of the new revenue recognition standard on the Company’s unaudited condensed consolidated financial statements as of and for the three and six months ended June 30, 2018.

Condensed Consolidated Statement of Operations
(Unaudited)

	Three months ended June 30, 2018
	As Reported	Effect of Adoption	Amounts Excluding Effect of Adoption
	(In millions, except per share amounts)
Net sales	$467.2	$9.4	$476.6
Operating costs and expenses:
Cost of sales (exclusive of items shown separately below)	369.5	12.9	382.4
Selling, general and administrative expense	11.1	—	11.1
Depreciation and amortization	17.7	—	17.7
Other expense, net	0.9	—	0.9
Total operating costs and expenses	399.2	12.9	412.1
Operating income	68.0	(3.5)	64.5
Non-operating (income) expense:
Retirement benefits expense	14.4	—	14.4
Interest income	(2.0)	—	(2.0)
Interest expense	8.3	—	8.3
Total non-operating expense, net	20.7	—	20.7
Income before income taxes	47.3	(3.5)	43.8
Income tax provision	12.5	(1.1)	11.4
Net income	$34.8	$(2.4)	$32.4
Earnings Per Share of Common Stock
Basic
Basic net income per share	$0.46	$(0.03)	$0.43
Diluted
Diluted net income per share	$0.45	$(0.03)	$0.42
Weighted average shares of common stock outstanding, basic	73.9	—	73.9
Weighted average shares of common stock outstanding, diluted	75.1	—	75.1

Condensed Consolidated Statement of Comprehensive Income
(Unaudited)

	Three months ended June 30, 2018
	As Reported	Effect of Adoption	Amounts Excluding Effect of Adoption
	(In millions)
Net income	$34.8	$(2.4)	$32.4
Other comprehensive income:
Amortization of actuarial losses and prior service credits, net of income taxes	12.5	—	12.5
Comprehensive income	$47.3	$(2.4)	$44.9

Condensed Consolidated Statement of Operations
(Unaudited)

	Six months ended June 30, 2018
	As Reported	Effect of Adoption	Amounts Excluding Effect of Adoption
	(In millions, except per share amounts)
Net sales	$959.2	$(13.2)	$946.0
Operating costs and expenses:
Cost of sales (exclusive of items shown separately below)	796.3	(1.8)	794.5
Selling, general and administrative expense	17.8	—	17.8
Depreciation and amortization	35.4	—	35.4
Other expense, net	2.1	—	2.1
Total operating costs and expenses	851.6	(1.8)	849.8
Operating income	107.6	(11.4)	96.2
Non-operating (income) expense:
Retirement benefits expense	28.8	—	28.8
Interest income	(3.6)	—	(3.6)
Interest expense	16.4	—	16.4
Total non-operating expense, net	41.6	—	41.6
Income before income taxes	66.0	(11.4)	54.6
Income tax provision	17.2	(3.1)	14.1
Net income	$48.8	$(8.3)	$40.5
Earnings Per Share of Common Stock
Basic
Basic net income per share	$0.65	$(0.11)	$0.54
Diluted
Diluted net income per share	$0.64	$(0.11)	$0.53
Weighted average shares of common stock outstanding, basic	73.8	—	73.8
Weighted average shares of common stock outstanding, diluted	75.0	—	75.0

Condensed Consolidated Statement of Comprehensive Income
(Unaudited)

	Six months ended June 30, 2018
	As Reported	Effect of Adoption	Amounts Excluding Effect of Adoption
	(In millions)
Net income	$48.8	$(8.3)	$40.5
Other comprehensive income:
Amortization of actuarial losses and prior service credits, net of income taxes	25.0	—	25.0
Comprehensive income	$73.8	$(8.3)	$65.5

Condensed Consolidated Balance Sheet
(Unaudited)

	As of June 30, 2018
	As Reported	Effect of Adoption	Amounts Excluding Effect of Adoption
	(In millions)
ASSETS
Current Assets
Cash and cash equivalents	$514.7	$—	$514.7
Marketable securities	44.9	—	44.9
Accounts receivable	134.6	(55.9)	78.7
Contract assets	253.1	19.5	272.6
Other current assets, net	123.2	(10.5)	112.7
Total Current Assets	1,070.5	(46.9)	1,023.6
Noncurrent Assets
Property, plant and equipment, net	357.8	—	357.8
Recoverable environmental remediation costs	225.8	—	225.8
Deferred income taxes	255.5	(117.4)	138.1
Goodwill	161.3	—	161.3
Intangible assets	78.7	—	78.7
Other noncurrent assets, net	260.5	—	260.5
Total Noncurrent Assets	1,339.6	(117.4)	1,222.2
Total Assets	$2,410.1	$(164.3)	$2,245.8
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Current portion of long-term debt	$30.4	$—	$30.4
Accounts payable	104.1	—	104.1
Reserves for environmental remediation costs	34.6	—	34.6
Contract liabilities	185.3	13.9	199.2
Other current liabilities	313.0	(132.3)	180.7
Total Current Liabilities	667.4	(118.4)	549.0
Total Noncurrent Liabilities	1,522.6	—	1,522.6
Total Liabilities	2,190.0	(118.4)	2,071.6
Stockholders’ Equity
Common stock	7.4	—	7.4
Other capital	509.4	—	509.4
Treasury stock at cost	(64.5)	—	(64.5)
Retained earnings (accumulated deficit)	15.4	(45.9)	(30.5)
Accumulated other comprehensive loss, net of income taxes	(247.6)	—	(247.6)
Total Stockholders’ Equity	220.1	(45.9)	174.2
Total Liabilities and Stockholders’ Equity	$2,410.1	$(164.3)	$2,245.8

Condensed Consolidated Statement of Cash Flows
(Unaudited)

	Six months ended June 30, 2018
	As Reported	Effect of Adoption	Amounts Excluding Effect of Adoption
	(In millions)
Operating Activities
Net income	$48.8	$(8.3)	$40.5
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	35.4	—	35.4
Amortization of debt discount and deferred financing costs	4.4	—	4.4
Stock-based compensation	6.7	—	6.7
Retirement benefits, net	6.7	—	6.7
Insurance proceeds	(1.9)	—	(1.9)
Other, net	(0.1)	—	(0.1)
Changes in assets and liabilities:
Accounts receivable	(40.7)	26.5	(14.2)
Contract assets	(7.5)	3.0	(4.5)
Other current assets, net	16.3	0.4	16.7
Recoverable environmental remediation costs	5.3	—	5.3
Other noncurrent assets	(1.5)	—	(1.5)
Accounts payable	(9.7)	—	(9.7)
Contract liabilities	(58.1)	(19.5)	(77.6)
Other current liabilities	21.8	1.0	22.8
Deferred income taxes	2.3	(3.1)	(0.8)
Reserves for environmental remediation costs	(7.7)	—	(7.7)
Other noncurrent liabilities and other	4.0	—	4.0
Net Cash Provided by Operating Activities	24.5	—	24.5
Investing Activities
Purchases of marketable securities	(44.7)	—	(44.7)
Sales of marketable securities	20.1	—	20.1
Insurance proceeds	1.9	—	1.9
Capital expenditures	(12.2)	—	(12.2)
Net Cash Used in Investing Activities	(34.9)	—	(34.9)
Financing Activities
Debt repayments	(10.3)	—	(10.3)
Repurchase of shares for withholding taxes and option costs under employee equity plans	(2.1)	—	(2.1)
Proceeds from shares issued under equity plans	2.5	—	2.5
Net Cash Used in Financing Activities	(9.9)	—	(9.9)
Net Decrease in Cash and Cash Equivalents	(20.3)	—	(20.3)
Cash and Cash Equivalents at Beginning of Period	535.0	—	535.0
Cash and Cash Equivalents at End of Period	$514.7	$—	$514.7

The following table summarizes the reclassifications to the December 31, 2017, balance sheet to conform to the current year’s presentation.

	As Reported	Reclassifications due to Adoption	As Adjusted
	(In millions)
ASSETS
Current Assets
Cash and cash equivalents	$535.0	$—	$535.0
Marketable securities	20.0	—	20.0
Accounts receivable	215.5	(151.0)	64.5
Inventories	136.4	(136.4)	—
Contract assets	—	268.1	268.1
Other current assets, net	109.8	19.3	129.1
Total Current Assets	1,016.7	—	1,016.7
Total Noncurrent Assets	1,242.0	—	1,242.0
Total Assets	$2,258.7	$—	$2,258.7
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Current portion of long-term debt	$25.0	$—	$25.0
Accounts payable	100.9	—	100.9
Reserves for environmental remediation costs	35.2	—	35.2
Contract liabilities	—	276.8	276.8
Advance payments on contracts	237.8	(237.8)	—
Other current liabilities	195.9	(39.0)	156.9
Total Current Liabilities	594.8	—	594.8
Total Noncurrent Liabilities	1,561.5	—	1,561.5
Total Liabilities	2,156.3	—	2,156.3
Stockholders’ Equity
Total Stockholders’ Equity	102.4	—	102.4
Total Liabilities and Stockholders’ Equity	$2,258.7	$—	$2,258.7

The following table summarizes the reclassifications to the six months ended June 30, 2017, statement of cash flows to conform to the current year’s presentation.

	As Reported	Reclassifications due to Adoption	As Adjusted
	(In millions)
Operating Activities
Net income	$30.2	$—	$30.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	35.4	—	35.4
Amortization of debt discount and deferred financing costs	4.2	—	4.2
Stock-based compensation	10.2	—	10.2
Retirement benefits, net	15.4	—	15.4
Other, net	0.3	—	0.3
Changes in assets and liabilities, net of effects from acquisition in 2017:
Accounts receivable	(87.8)	37.5	(50.3)
Inventories	20.7	(20.7)	—
Contract assets	—	(9.7)	(9.7)
Other current assets, net	19.3	(7.1)	12.2
Recoverable environmental remediation costs	10.1	—	10.1
Other noncurrent assets	(31.5)	—	(31.5)
Accounts payable	12.6	—	12.6
Contract liabilities	—	(43.0)	(43.0)
Advance payments on contracts	(49.0)	49.0	—
Other current liabilities	19.6	(6.0)	13.6
Deferred income taxes	15.9	—	15.9
Reserves for environmental remediation costs	(10.8)	—	(10.8)
Other noncurrent liabilities and other	22.9	—	22.9
Net Cash Provided by Operating Activities	37.7	—	37.7
Investing Activities
Net Cash Used in Investing Activities	(21.1)	—	(21.1)
Financing Activities
Net Cash Used in Financing Activities	(13.3)	—	(13.3)
Net Increase in Cash and Cash Equivalents	3.3	—	3.3
Cash and Cash Equivalents at Beginning of Period	410.3	—	410.3
Cash and Cash Equivalents at End of Period	$413.6	$—	$413.6

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
A summary of the significant financial highlights for the three months ended June 30, 2018, which management uses to evaluate our operating performance and financial condition, is presented below.

•	Net sales for the three months ended June 30, 2018, totaled $467.2 million compared with $459.6 million for the three months ended June 30, 2017.

•
Net income for the three months ended June 30, 2018, was $34.8 million, or $0.45 diluted income per share, compared with net income of $24.3 million, or $0.32 diluted income per share, for the three months ended June 30, 2017.

•	Adjusted EBITDAP (Non-GAAP measure*) for the three months ended June 30, 2018, was $75.8 million compared with $69.4 million for the three months ended June 30, 2017.

•
Segment performance before environmental remediation provision adjustments, retirement benefits, net, and unusual items (Non-GAAP measure*) was $70.1 million for the three months ended June 30, 2018, compared with $59.6 million for the three months ended June 30, 2017.

•
Cash provided by operating activities for the three months ended June 30, 2018, totaled $119.9 million compared with $40.8 million of cash provided by operating activities for the three months ended June 30, 2017.

•
Effective January 1, 2018, we adopted the new revenue recognition guidance. Consistent with the standard, net assets increased by $37.6 million and $578.0 million of net sales were recognized in the cumulative effect at January 1, 2018, with a corresponding reduction to backlog.

•	Total backlog as of June 30, 2018, was $3.9 billion compared with $4.6 billion as of December 31, 2017.
_________
* We provide Non-GAAP measures as a supplement to financial results presented in accordance with GAAP. A reconciliation of the Non-GAAP measures to the most directly comparable GAAP measures is presented later in the Management’s Discussion and Analysis under the heading “Operating Segment Information” and “Use of Non-GAAP Financial Measures.”
In May 2014, the Financial Accounting Standards Board (“FASB”) amended the existing accounting standards for revenue recognition. The amendments are based on the principle that revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. We adopted the guidance effective January 1, 2018, using the modified retrospective method, with the cumulative effect recognized as of January 1, 2018. All applicable amounts and disclosures for the three and six months ended June 30, 2018, reflect the impact of adoption. As we elected to use the modified retrospective method, prior periods presented have not been restated to reflect the impact of adoption. Reclassifications have been made where noted for conforming presentation only (see Notes 3 and 13 of the Notes to Unaudited Condensed Consolidated Financial Statements).
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
Sales to the U.S. government and its agencies, including sales to our significant customers disclosed below, were as follows:

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
U.S. government	93%	93%	93%	93%
Non U.S. government customers	7	7	7	7
The following are percentages of net sales for significant programs, all of which are included in the U.S. government sales and are comprised of multiple contracts.

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
RS-25	15%	15%	14%	16%
Standard Missile	11	6	14	7
Terminal High Altitude Area Defense (“THAAD”)	12	11	11	9
Customers that represented more than 10% of net sales for the periods presented were as follows:

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Lockheed Martin Corporation	29%	24%	29%	21%
United Launch Alliance	19	23	19	23
NASA	19	18	18	18
Raytheon Company	15	14	18	16
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

Cost Reduction Plans
During 2015, we initiated the first phase (“Phase I”) of our competitive improvement program (“CIP”) comprised of activities and initiatives aimed at reducing costs in order for us to continue to compete successfully. Phase I is comprised of three major components: (i) facilities optimization and footprint reduction; (ii) product affordability; and (iii) reduced administrative and overhead costs. On April 6, 2017, the Board of Directors approved the second phase (“Phase II”) of our previously announced CIP. Pursuant to Phase II, we are expanding CIP and further consolidating our Sacramento, California, and Gainesville, Virginia sites, while centralizing and expanding our existing presence in Huntsville, Alabama. When fully implemented, we anticipate that the CIP will result in annual costs that are $230 million below levels anticipated prior to CIP.
We currently estimate that we will incur restructuring and related costs of the Phase I and II programs of approximately $235.1 million (including approximately $60.5 million of capital expenditures). We have incurred $97.9 million through June 30, 2018, including $36.6 million in capital expenditures.
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
A summary of our recoverable amounts, environmental reserves, and estimated range of liability as of June 30, 2018, is presented below:

	Recoverable Amounts (1)	Environmental Reserves	Estimated Range of Liability
	(In millions)
Sacramento	$155.7	$205.4	$205.4- $325.4
Baldwin Park Operable Unit	83.7	110.4	110.4 - 140.8
Other Aerojet Rocketdyne sites	11.4	13.1	13.1 - 20.6
Other sites	0.7	4.8	4.8 - 6.3
Total	$251.5	$333.7	$333.7 - $493.1
_____

(1)
Excludes the receivable from Northrop Grumman Corporation (“Northrop”) of $61.5 million as of June 30, 2018, related to environmental costs already paid (and therefore not reserved) by us in prior years and reimbursable under our agreement with Northrop. The cumulative limitation under our agreement with Northrop was reached in the three months ended June 30, 2017.

Environmental remediation costs are primarily incurred by our Aerospace and Defense segment, and certain of these costs are recoverable from our contracts with the U.S. government. We currently estimate approximately 24% of our future Aerospace and Defense segment environmental remediation costs will not likely be reimbursable and are expensed.
Capital Structure
We have a substantial amount of debt for which we are required to make interest and principal payments. Interest on long-term financing is not a recoverable cost under our U.S. government contracts. As of June 30, 2018, we had $611.4 million of debt outstanding.
Retirement Benefits
We expect to make cash contributions of $36.7 million to our tax-qualified defined benefit pension plan in the year ending December 31, 2018, which is expected to be recoverable from our U.S. government contracts in 2018. We generally are able to recover cash contributions related to our tax-qualified defined benefit pension plan as allowable costs on our U.S. government contracts, but there can be differences between when we contribute cash to our tax-qualified defined benefit pension plan under pension funding rules and recover it under Cost Accounting Standards (“CAS”).

Results of Operations
Net Sales:

	Three months ended June 30,			Six months ended June 30,
	2018	2017	Change*	2018	2017	Change**
	(In millions)
Net sales:	$467.2	$459.6	$7.6	$959.2	$864.9	$94.3
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
 * Primary reason for change. Net sales in the three months ended June 30, 2018, would have been $476.6 million under the previous revenue recognition guidance which is $17.0 million higher than the net sales reported in the three months ended June 30, 2017, resulting from an increase of $31.9 million in defense programs primarily driven by increased deliveries on the Standard Missile and Patriot Advanced Capability-3 (“PAC-3”) programs. The increase in net sales was partially offset by a decrease of $14.9 million in space programs. The Atlas V program, which concludes in the third quarter of 2018, contributed sales of $13.1 million under the new revenue recognition guidance in the three months ended June 30, 2018, and sales of $29.6 million under the previous revenue recognition guidance in the three months ended June 30, 2018.
** Primary reason for change. Net sales in the six months ended June 30, 2018, would have been $946.0 million under the previous revenue recognition guidance which is $81.1 million higher than the net sales reported in the six months ended June 30, 2017, resulting from an increase of $117.3 million in defense programs primarily driven by increased deliveries on the Standard Missile, PAC-3, and THAAD programs. The increase in net sales was partially offset by a decrease of $36.2 million in space programs primarily driven by performance issues on the Commercial Crew Development program and lower deliveries on the Atlas V program. The Atlas V program, which concludes in the third quarter of 2018, contributed sales of $32.3 million under the new revenue recognition guidance in the six months ended June 30, 2018, and sales of $44.6 million under the previous revenue recognition guidance in the six months ended June 30, 2018.
Cost of Sales (exclusive of items shown separately below):

	Three months ended June 30,			Six months ended June 30,
	2018	2017	Change*	2018	2017	Change**
	(In millions, except percentage amounts)
Cost of sales (exclusive of items shown separately below):	$369.5	$370.6	$(1.1)	$796.3	$710.0	$86.3
Percentage of net sales	79.1%	80.6%		83.0%	82.1%
* Primary reason for change. The decrease in cost of sales as a percentage of net sales was primarily driven by risk retirements on the RS-25 program and better than expected overhead rate performance, partially offset by favorable contract performance on the THAAD program in 2017 as a result of risk retirements and cost reductions. The same factors drove the decrease in cost of sales as a percentage of net sales under the previous revenue recognition guidance.
** Primary reason for change. The increase in cost of sales as a percentage of net sales was primarily due to cost growth and performance issues in the current period on the Commercial Crew Development program and favorable contract performance in the prior period on the THAAD program, partially offset by risk retirements on the RS-25 program and better than expected overhead rate performance. The same factors drove the increase in cost of sales as a percentage of net sales under the previous revenue recognition guidance.

Selling, General and Administrative Expense (“SG&A”):

	Three months ended June 30,			Six months ended June 30,
	2018	2017	Change*	2018	2017	Change**
	(In millions, except percentage amounts)
Components of SG&A:
SG&A excluding stock-based compensation	$5.9	$6.3	$(0.4)	$11.1	$13.0	$(1.9)
Stock-based compensation	5.2	3.4	1.8	6.7	10.2	(3.5)
SG&A	$11.1	$9.7	$1.4	$17.8	$23.2	$(5.4)
Percentage of net sales	2.4%	2.1%		1.9%	2.7%
Percentage of net sales excluding stock-based compensation	1.3%	1.4%		1.2%	1.5%
* Primary reason for change. The increase in SG&A expense was primarily driven by an increase of $1.8 million in stock-based compensation primarily as a result of increases in the fair value of the stock appreciation rights in the current period partially offset by a decrease in legal and professional services expenses.
** Primary reason for change. The decrease in SG&A expense was primarily driven by (i) a decrease of $3.5 million in stock-based compensation primarily as a result of decreases in the fair value of the stock appreciation rights in the current period and accelerated vesting of stock awards to a former executive officer in the three months ended March 31, 2017, and (ii) a decrease in legal and professional services expenses.
Depreciation and Amortization:

	Three months ended June 30,			Six months ended June 30,
	2018	2017	Change*	2018	2017	Change*
	(In millions)
Components of depreciation and amortization:
Depreciation	$13.5	$15.2	$(1.7)	$27.2	$27.7	$(0.5)
Amortization	3.5	3.4	0.1	6.9	6.7	0.2
Accretion	0.7	0.5	0.2	1.3	1.0	0.3
Depreciation and amortization	$17.7	$19.1	$(1.4)	$35.4	$35.4	$—
* Primary reason for change. The decrease in depreciation expense was primarily the result of increased accelerated depreciation in the three and six months ended June 30, 2017, associated with changes in the estimated useful lives of long-lived assets to support the cost saving initiatives of the CIP.
Other Expense (Income), net:

	Three months ended June 30,			Six months ended June 30,
	2018	2017	Change*	2018	2017	Change**
	(In millions)
Other expense (income), net:	$0.9	$(1.3)	$2.2	$2.1	$0.4	$1.7
 * Primary reason for change. The increase was primarily due to a benefit of $1.3 million in unusual items (discussed below) and a benefit of $0.8 million in the three months ended June 30, 2017, related to the settlement of liabilities associated with the GDX Automotive business divestiture in 2004.
** Primary reason for change. The increase was primarily due to a benefit of $0.9 million in the six months ended June 30, 2017, in unusual items (discussed below) and a benefit of $0.8 million in the six months ended June 30, 2017, related to the settlement of liabilities associated with the GDX Automotive business divestiture in 2004.
Total unusual items, a component of other expense (income), net in the unaudited condensed consolidated statements of operations, were as follows:

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
	(In millions)
Unusual items
Legal related matters	$—	$(1.3)	$—	$(1.9)
Acquisition costs	—	—	—	1.0
	$—	$(1.3)	$—	$(0.9)
Three and six months ended June 30, 2017, activity:
During the three and six months ended June 30, 2017, we recorded $1.3 million and $1.9 million, respectively, of realized gains, net of interest associated with the failure to register with the SEC the issuance of certain of our common shares under our defined contribution 401(k) employee benefit plan.
During the six months ended June 30, 2017, we recorded $1.0 million of costs related to the acquisition of the Coleman Aerospace Business.
Retirement Benefits Expense:

	Three months ended June 30,			Six months ended June 30,
	2018	2017	Change*	2018	2017	Change*
	(In millions)
Components of retirement benefits expense:
Interest cost on benefit obligation	$12.8	$14.7	$(1.9)	$25.5	$29.5	$(4.0)
Assumed return on plan assets	(15.1)	(12.4)	(2.7)	(30.1)	(24.8)	(5.3)
Amortization of prior service credits	0.1	0.1	—	—	—	—
Recognized net actuarial losses	16.6	15.9	0.7	33.4	31.9	1.5
Retirement benefits expense	$14.4	$18.3	$(3.9)	$28.8	$36.6	$(7.8)
 * Primary reason for change. The decrease in retirement benefits expense was primarily due to better than expected investment returns on our pension plan assets and lower interest costs on the benefit obligation.
Interest Income:

	Three months ended June 30,			Six months ended June 30,
	2018	2017	Change*	2018	2017	Change*
	(In millions)
Interest income:	$2.0	$0.8	$1.2	$3.6	$1.3	$2.3
 * Primary reason for change. The increase in interest income was primarily due to higher average cash and marketable securities balances and interest rates.
Interest Expense:

	Three months ended June 30,			Six months ended June 30,
	2018	2017	Change*	2018	2017	Change*
	(In millions)
Components of interest expense:
Contractual interest and other	$6.0	$5.7	$0.3	$12.0	$11.0	$1.0
Amortization of debt discount and deferred financing costs	2.3	2.1	0.2	4.4	4.2	0.2
Interest expense	$8.3	$7.8	$0.5	$16.4	$15.2	$1.2

* Primary reason for change. The increase in interest expense was primarily due to a higher variable interest rate on our $750.0 million senior secured credit facility (the “Senior Credit Facility”) partially offset by a lower principal balance on the Senior Credit Facility. The Senior Credit Facility variable rate was 4.34% as of June 30, 2018, compared with 3.48% as of June 30, 2017.
Income Tax Provision:
The income tax provision was as follows:

	Six months ended June 30,
	2018	2017
	(In millions)
Income tax provision	$17.2	$15.2
In the six months ended June 30, 2018, the income tax provision was $17.2 million for an effective tax rate of 26.1%. Our effective tax rate differed from the 21% statutory federal income tax rate primarily due to state income taxes and certain expenditures which are permanently not deductible for tax purposes, partially offset by the impact of research and development (“R&D”) credits.
In the six months ended June 30, 2017, the income tax provision was $15.2 million for an effective tax rate of 33.5%. Our effective tax rate differed from the 35% statutory federal income tax rate primarily due to state income taxes and certain expenditures which are permanently not deductible for tax purposes, offset by the impact of R&D credits, tax benefits attributable to the expiration of statute of limitations and excess tax benefits from the exercise and vesting of stock-based compensation.
The significant increase in the current income tax payable during this reporting period relates to the impact of our adoption of the new revenue recognition guidance on January 1, 2018. In anticipation of this impact, we filed a non-automatic accounting method change request, Form 3115 Application for Change in Accounting Method, with the Internal Revenue Service (“IRS”) during the first quarter of 2018. The change in accounting method for tax purposes will provide for consistent recognition of costs of sales for both book and tax purposes, under certain circumstances. To the extent that we receive IRS consent, we expect that the current income tax payable and the corresponding deferred tax asset would decrease by approximately $105 million to $115 million. We believe that the increase in the current income tax payable is an unintended consequence of the new revenue recognition guidance and are optimistic that we will receive the IRS consent; however, no assurance can be given.
A valuation allowance is required when it is more-likely-than-not that all or a portion of deferred tax assets may not be realized. Assessing the need for a valuation allowance requires management to evaluate, on a quarterly basis, all available evidence, both positive and negative. As of June 30, 2018, we continue to believe that the weight of the positive evidence outweighed the negative evidence regarding the realization of our net deferred tax assets.
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

Aerospace and Defense Segment

	Three months ended June 30,			Six months ended June 30,
	2018	2017	Change*	2018	2017	Change**
	(In millions, except percentage amounts)
Net sales	$465.6	$458.0	$7.6	$956.0	$861.7	$94.3
Segment performance	67.3	56.2	11.1	101.6	90.9	10.7
Segment margin	14.5%	12.3%		10.6%	10.5%
Segment margin before environmental remediation provision adjustments, retirement benefits, net, and unusual items (Non-GAAP measure)	14.9%	12.8%		11.1%	11.3%
Components of segment performance:
Aerospace and Defense	$69.5	$58.8	$10.7	$106.1	$97.0	$9.1
Environmental remediation provision adjustments	(1.0)	(0.5)	(0.5)	(2.3)	(1.1)	(1.2)
GAAP/CAS retirement benefits expense difference	(1.2)	(3.4)	2.2	(2.2)	(6.9)	4.7
Unusual items	—	1.3	(1.3)	—	1.9	(1.9)
Aerospace and Defense total	$67.3	$56.2	$11.1	$101.6	$90.9	$10.7
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
 * Primary reason for change. Net sales in the three months ended June 30, 2018, would have been $475.0 million under the previous revenue recognition guidance which is $17.0 million higher than the net sales reported in the three months ended June 30, 2017, resulting from an increase of $31.9 million in defense programs primarily driven by increased deliveries on the Standard Missile and PAC-3 programs. The increase in net sales was partially offset by a decrease of $14.9 million in space programs. The Atlas V program, which concludes in the third quarter of 2018, contributed sales of $13.1 million under the new revenue recognition guidance in the three months ended June 30, 2018, and sales of $29.6 million under the previous revenue recognition guidance in the three months ended June 30, 2018.
The increase in segment margin before environmental remediation provision adjustments, retirement benefits, net and unusual items was primarily driven by risk retirements on the RS-25 program and better than expected overhead rate performance, partially offset by favorable contract performance on the THAAD program in 2017 as a result of risk retirements and cost reductions.
During the three months ended June 30, 2018, we had $22.0 million of favorable changes in contract estimates on operating results before income taxes compared with favorable changes of $10.3 million during the three months ended June 30, 2017.
** Primary reason for change. Net sales in the six months ended June 30, 2018, would have been $942.8 million under the previous revenue recognition guidance which is $81.1 million higher than the net sales reported in the six months ended June 30, 2017, resulting from an increase of $117.3 million in defense programs primarily driven by increased deliveries on the Standard Missile, PAC-3, and THAAD programs. The increase in net sales was partially offset by a decrease of $36.2 million in space programs primarily driven by performance issues on the Commercial Crew Development program and lower deliveries on the Atlas V program. The Atlas V program, which concludes in the third quarter of 2018, contributed sales of $32.3 million under the new revenue recognition guidance in the six months ended June 30, 2018, and sales of $44.6 million under the previous revenue recognition guidance in the six months ended June 30, 2018.
The small decline in the segment margin before environmental remediation provision adjustments, retirement benefits, net and unusual items was primarily due to cost growth and performance issues in the current period on the Commercial Crew Development program and favorable contract performance in the prior period on the THAAD program, partially offset by risk retirements on the RS-25 program and better than expected overhead rate performance.

During the six months ended June 30, 2018, we had $14.1 million of favorable changes in contract estimates on operating results before income taxes compared with favorable changes of $13.7 million during the six months ended June 30, 2017.
As of June 30, 2018, our total remaining performance obligations, also referred to as backlog, totaled $3.9 billion. We expect to recognize approximately 48%, or $1.9 billion, of the remaining performance obligations as sales over the next twelve months, an additional 28% the following twelve months, and 24% thereafter. A summary of our backlog is as follows:

	June 30, 2018	December 31, 2017
	(In billions)
Funded backlog	$1.5	$2.1
Unfunded backlog	2.4	2.5
Total backlog	$3.9	$4.6
Our adoption of the new revenue recognition guidance accelerated the timing of revenue recognition on some of our contracts which resulted in a $0.6 billion reduction in total backlog. Total backlog includes both funded backlog (unfilled orders for which funding is authorized, appropriated and contractually obligated by the customer) and unfunded backlog (firm orders for which funding has not been appropriated). Indefinite delivery and quantity contracts and unexercised options are not reported in total backlog. Backlog is subject to funding delays or program restructurings/cancellations which are beyond our control.
Real Estate Segment

	Three months ended June 30,			Six months ended June 30,
	2018	2017	Change*	2018	2017	Change*
	(In millions)
Net sales	$1.6	$1.6	$—	$3.2	$3.2	$—
Segment performance	0.6	0.8	(0.2)	1.2	1.6	(0.4)
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

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
	(In millions, except percentage amounts)
Net income	$34.8	$24.3	$48.8	$30.2
Income tax provision	12.5	11.9	17.2	15.2
Interest expense	8.3	7.8	16.4	15.2
Interest income	(2.0)	(0.8)	(3.6)	(1.3)
Depreciation and amortization	17.7	19.1	35.4	35.4
GAAP retirement benefits expense	14.4	18.3	28.8	36.6
CAS recoverable retirement benefits expense	(9.9)	(9.9)	(20.0)	(19.7)
Unusual items	—	(1.3)	—	(0.9)
Adjusted EBITDAP	$75.8	$69.4	$123.0	$110.7
Net income as a percentage of net sales	7.4%	5.3%	5.1%	3.5%
Adjusted EBITDAP as a percentage of net sales	16.2%	15.1%	12.8%	12.8%

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

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
	(In millions)
Net cash provided by operating activities	$119.9	$40.8	$24.5	$37.7
Capital expenditures	(8.1)	(3.4)	(12.2)	(6.1)
Free Cash Flow	$111.8	$37.4	$12.3	$31.6
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

Contractual Obligations:
We have contractual obligations and commitments in the form of debt, leases, purchase obligations, certain other liabilities, and other commitments. The following table summarizes our contractual obligations as of December 31, 2017:

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
	(In millions)
Contractual Obligations:
Long-term debt:
Senior debt	$370.0	$25.0	$65.0	$280.0	$—
Convertible senior notes	300.0	—	—	—	300.0
Capital lease obligations	0.9	0.2	0.4	0.3	—
Interest on long-term debt (1)	84.5	20.7	38.2	19.1	6.5
Huntsville building commitments	83.1	2.2	7.4	7.5	66.0
Outsourced information technology commitment	121.9	29.4	52.7	39.8	—
Postretirement medical and life insurance benefits (2)	33.6	4.8	8.7	7.4	12.7
Purchase obligations (3)	1,142.9	826.8	299.9	16.1	0.1
Operating leases	95.1	15.1	28.7	27.4	23.9
Conditional asset retirement obligations (4)	44.0	1.3	2.6	17.6	22.5
Total	$2,276.0	$925.5	$503.6	$415.2	$431.7
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
(3) Purchase obligations represent open purchase orders and other commitments to suppliers, subcontractors, and other outsourcing partners for equipment, materials, and supplies in the normal course of business. These amounts are based on volumes consistent with anticipated requirements to fulfill purchase orders or contracts for product deliveries received, or expected to be received, from customers. A substantial portion of these amounts are recoverable through our contracts with the U.S. government.
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

	Six months ended June 30,
	2018	2017
	(In millions)
Income before income taxes	$66.0	$45.4
Non-cash expenses:
Depreciation and amortization	35.4	35.4
Amortization of debt discount and deferred financing costs	4.4	4.2
Stock-based compensation	6.7	10.2
Retirement benefits non-cash expense	28.8	36.6
Insurance proceeds	(1.9)	—
Other, net	(0.1)	0.3
Total non-cash expenses	73.3	86.7
Income before income taxes adjusted for non-cash items	139.3	132.1
Working capital (accounts receivable, inventories, contract assets and liabilities, current assets and liabilities, environmental recoveries and reserves, and accounts payable)	(80.3)	(65.3)
Retirement benefits cash funding	(22.1)	(21.2)
Other	(12.4)	(7.9)
Net Cash Provided by Operating Activities	24.5	37.7
Net Cash Used in Investing Activities	(34.9)	(21.1)
Net Cash Used in Financing Activities	(9.9)	(13.3)
Net (Decrease) Increase in Cash and Cash Equivalents	$(20.3)	$3.3
Net Cash Provided by Operating Activities
The $13.2 million decrease in cash provided by operating activities for the six months ended June 30, 2018, compared with the six months ended June 30, 2017, was primarily due to cash usage from working capital of $15.0 million partially offset by $7.2 million of improved operating results. The increased cash usage from working capital was primarily due to (i) higher net cash income tax refunds in the prior period; (ii) a decrease in accounts payable due to vendor payment schedules; and (iii) a decrease in contract liabilities primarily due to the timing of cash advances from customers on long-term contracts. These factors were partially offset by the collection of $35.0 million of cash in the three months ended June 30, 2018, as a result of the modification in June 2018 to the AR1 Other Transaction Agreement (“OTA”) with the U.S. Air Force.
Net Cash Used In Investing Activities
During the six months ended June 30, 2018 and 2017, we had capital expenditures of $12.2 million and $6.1 million, respectively.
During the six months ended June 30, 2018, we received insurance proceeds of $1.9 million and we made a net cash investment of $24.6 million in marketable securities.
During the six months ended June 30, 2017, we purchased Coleman Aerospace for $15.0 million.
Net Cash Used in Financing Activities
During the six months ended June 30, 2018 and 2017, we had debt repayments of $10.3 million and $10.0 million, respectively.
Debt Activity and Covenants
Our debt principal activity since December 31, 2017, was as follows:

	December 31, 2017	Cash Payments	Non-cash Activity	June 30, 2018
	(In millions)
Term loan	$370.0	$(10.0)	$—	$360.0
2 1/4% Notes	300.0	—	—	300.0
Capital leases	0.9	(0.3)	1.2	1.8
Total Debt and Borrowing Activity	$670.9	$(10.3)	$1.2	$661.8
We were in compliance with our financial and non-financial covenants under the Senior Credit Facility as of June 30, 2018.
Outlook
Short-term liquidity requirements consist primarily of recurring operating expenses, including but not limited to costs related to our capital and environmental expenditures, company-funded R&D expenditures, debt service requirements, and retirement benefit plans. We believe that our existing cash and cash equivalents, marketable securities, and availability under the Senior Credit Facility coupled with cash generated from our future operations will provide sufficient funds to meet our operating plan for the next twelve months. The operating plan for this period provides for full operation of our businesses, and interest and principal payments on our debt. As of June 30, 2018, we had $514.7 million of cash and cash equivalents and $44.9 million of marketable securities as well as $311.6 million of available borrowings under our Senior Credit Facility. Based on our existing debt agreements, we were in compliance with our financial and non-financial covenants as of June 30, 2018. Our failure to comply with these covenants could result in an event of default that, if not cured or waived by the lenders, could result in the acceleration of the Senior Credit Facility and 2¼% Notes. In addition, our failure to pay principal and interest when due is a default under the Senior Credit Facility, and in certain cases, would cause a cross default on the 2¼% Notes.
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

•
failure of the Company's information technology infrastructure, including a successful cyber-attack, accident, unsuccessful outsourcing of certain information technology and cyber security functions, or security breach that could result in disruptions to the Company's operations;

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

•	effects of changes in discount rates and actuarial estimates, actual returns on plan assets, and government regulations on defined benefit pension plans;

•	the possibility that environmental and other government regulations that impact the Company become more stringent or subject the Company to material liability in excess of its established reserves;

•	environmental claims related to the Company's current and former businesses and operations including the inability to protect or enforce previously executed environmental agreements;

•	reductions in the amount recoverable from environmental claims;

•	significant risk exposures and potential liabilities that are inadequately covered by indemnity or insurance;

•	inability to protect the Company's patents and proprietary rights;

•	business disruptions to the extent not covered by insurance;

•	the substantial amount of debt that places significant demands on the Company's cash resources and could limit the Company's ability to borrow additional funds or expand its operations;

•	the Company's ability to comply with the financial and other covenants contained in the Company's debt agreements;

•	risks inherent to the real estate market;

•	changes in economic and other conditions in the Sacramento, California metropolitan area real estate market or changes in interest rates affecting real estate values in that market;

•	additional costs related to past or future divestitures;

•	the loss of key employees and shortage of available skilled employees to achieve anticipated growth;

•	a strike or other work stoppage or the Company's inability to renew collective bargaining agreements on favorable terms;

•	fluctuations in sales levels causing the Company's quarterly operating results and cash flows to fluctuate;

•	restatement of previously issued consolidated financial statements may lead to additional risks and uncertainties;

•	failure to maintain effective internal controls in accordance with the Sarbanes-Oxley Act; and

•	those risks detailed in the Company's reports filed with the SEC.
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
As of June 30, 2018, our debt principal amounts totaled $661.8 million: $301.8 million, or 46%, was at a fixed rate of 2.26%; and $360.0 million, or 54%, was at a variable rate of 4.34%.
The estimated fair value and principal amount of our outstanding debt is presented below:

	Fair Value		Principal Amount
	June 30, 2018	December 31, 2017	June 30, 2018	December 31, 2017
	(In millions)
Term loan	$360.0	$370.0	$360.0	$370.0
2 1/4% Notes	388.9	415.3	300.0	300.0
Capital leases	1.8	0.9	1.8	0.9
	$750.7	$786.2	$661.8	$670.9

The fair value of the 2 1/4% Notes was determined using broker quotes that are based on open markets for our debt securities (Level 2 securities). The term loan bore interest at variable rates, which adjusted based on market conditions, and its carrying value approximated fair value.
Item 4. Controls and Procedures
Evaluation of disclosure controls and procedures
Based on our management’s evaluation (with the participation of our principal executive officer and principal financial officer), as of the end of the period covered by this report, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults upon Senior Securities
None.
Item 4. Mine safety disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits

No.	Description

10.1	2018 Equity and Performance Incentive Plan (incorporated by reference to Exhibit A of the Registrant’s Definitive Proxy Statement on Schedule 14A filed on March 29, 2018).
10.2
Form of Restricted Stock Agreement between the Company and Employees for time-based grants under the 2018 Equity and Performance Incentive Plan (incorporated by reference to Exhibit 99.2 of the Registrant's Registration Statement on Form S-8 filed on May 10, 2018).

10.3
Form of Restricted Stock Agreement between the Company and Employees for performance-based grants under the 2018 Equity and Performance Incentive Plan (incorporated by reference to Exhibit 99.3 of the Registrant's Registration Statement on Form S-8 filed on May 10, 2018).

10.4
Form of Unrestricted Stock Agreement between the Company and Directors for grants under the 2018 Equity and Performance Incentive Plan (incorporated by reference to Exhibit 99.4 of the Registrant's Registration Statement on Form S-8 filed on May 10, 2018).

10.5
Form of Restricted Stock Agreement between the Company and Directors for matching share grants under the 2018 Equity and Performance Incentive Plan (incorporated by reference to Exhibit 99.5 of the Registrant's Registration Statement on Form S-8 filed on May 10, 2018).

10.6
Form of Restricted Stock Agreement between the Company and Directors for annual share grants under the 2018 Equity and Performance Incentive Plan (incorporated by reference to Exhibit 99.6 of the Registrant's Registration Statement on Form S-8 filed on May 10, 2018).

10.7
Form of Stock Appreciation Rights Agreement between the Company and Employees for grants under the 2018 Equity and Performance Incentive Plan (incorporated by reference to Exhibit 99.7 of the Registrant's Registration Statement on Form S-8 filed on May 10, 2018).

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a — 14(a) of the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a — 14(a) of the Securities Exchange Act of 1934, as amended.
32.1*
Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a — 14(b) of the Securities and Exchange Act of 1934, as amended, and 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, formatted in XBRL (Extensible Business Reporting Language): (i) Unaudited Condensed Consolidated Statements of Operations, (ii) Unaudited Condensed Consolidated Statements of Comprehensive Income, (iii) Unaudited Condensed Consolidated Balance Sheets, (iv) Unaudited Condensed Consolidated Statement of Stockholders’ Equity, (v) Unaudited Condensed Consolidated Statements of Cash Flows, and (vi) Unaudited Notes to Unaudited Condensed Consolidated Financial Statements.

_______
* Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Aerojet Rocketdyne Holdings, Inc.

Date:	July 30, 2018	By:	/s/ Eileen P. Drake
Eileen P. Drake
Chief Executive Officer and President
(Principal Executive Officer)

Date:	July 30, 2018	By:	/s/ Paul R. Lundstrom
Paul R. Lundstrom
Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	July 30, 2018	By:	/s/ Daniel L. Boehle
Daniel L. Boehle
Vice President and Controller
(Principal Accounting Officer)