Form 10-Q
period 2018-09-30
AEROJET ROCKETDYNE HOLDINGS, INC.
filed 2018-10-30
CIK 40888

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-Q
 (Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended: September 30, 2018
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
 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 24, 2018, there were 78.3 million outstanding shares of our common stock, including unvested common shares, $0.10 par value.

Aerojet Rocketdyne Holdings, Inc.
Quarterly Report on Form 10-Q
For the Quarterly Period Ended September 30, 2018

Part I — FINANCIAL INFORMATION
Item 1. Financial Statements
Aerojet Rocketdyne Holdings, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
	(In millions, except per share amounts)
Net sales	$498.8	$484.1	$1,458.0	$1,349.0
Operating costs and expenses:
Cost of sales (exclusive of items shown separately below)	400.7	403.8	1,197.0	1,113.8
Selling, general and administrative expense	13.0	17.5	30.8	40.7
Depreciation and amortization	18.1	18.6	53.5	54.0
Other (income) expense, net:
Environmental remediation provision adjustments	(39.8)	0.5	(37.0)	2.2
Other	(1.5)	0.1	(2.2)	(1.2)
Total operating costs and expenses	390.5	440.5	1,242.1	1,209.5
Operating income	108.3	43.6	215.9	139.5
Non-operating (income) expense:
Retirement benefits expense	14.4	18.3	43.2	54.9
Interest income	(2.8)	(1.0)	(6.4)	(2.3)
Interest expense	9.1	7.7	25.5	22.9
Total non-operating expense, net	20.7	25.0	62.3	75.5
Income before income taxes	87.6	18.6	153.6	64.0
Income tax provision	22.6	6.0	39.8	21.2
Net income	$65.0	$12.6	$113.8	$42.8
Earnings Per Share of Common Stock
Basic
Basic net income per share	$0.85	$0.17	$1.50	$0.57
Diluted
Diluted net income per share	$0.82	$0.17	$1.47	$0.57
Weighted average shares of common stock outstanding, basic	74.7	73.5	74.2	72.8
Weighted average shares of common stock outstanding, diluted	77.3	73.9	75.9	73.0
See Notes to Unaudited Condensed Consolidated Financial Statements.

Aerojet Rocketdyne Holdings, Inc.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
	(In millions)
Net income	$65.0	$12.6	$113.8	$42.8
Other comprehensive income:
Amortization of actuarial losses and prior service credits, net of income taxes of $4.3 million, $6.1 million, $12.7 million, and $18.5 million	12.3	10.0	37.3	29.1
Comprehensive income	$77.3	$22.6	$151.1	$71.9
See Notes to Unaudited Condensed Consolidated Financial Statements.

Aerojet Rocketdyne Holdings, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

	September 30, 2018	December 31, 2017
	(In millions, except per share amounts)
ASSETS
Current Assets
Cash and cash equivalents	$608.6	$535.0
Marketable securities	3.0	20.0
Accounts receivable	189.0	64.5
Contract assets	195.9	268.1
Other current assets, net	126.1	129.1
Total Current Assets	1,122.6	1,016.7
Noncurrent Assets
Property, plant and equipment, net	386.5	359.0
Recoverable environmental remediation costs	257.8	231.1
Deferred income taxes	228.9	145.8
Goodwill	161.3	161.3
Intangible assets	75.3	85.5
Other noncurrent assets, net	260.2	259.3
Total Noncurrent Assets	1,370.0	1,242.0
Total Assets	$2,492.6	$2,258.7
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Current portion of long-term debt	$271.1	$25.0
Accounts payable	86.2	100.9
Reserves for environmental remediation costs	39.6	35.2
Contract liabilities	195.9	276.8
Other current liabilities	315.2	156.9
Total Current Liabilities	908.0	594.8
Noncurrent Liabilities
Long-term debt	356.4	591.4
Reserves for environmental remediation costs	295.8	306.2
Pension benefits	360.6	492.8
Other noncurrent liabilities	175.4	171.1
Total Noncurrent Liabilities	1,188.2	1,561.5
Total Liabilities	2,096.2	2,156.3
Commitments and contingencies (Note 8)
Stockholders’ Equity
Preference stock, par value of $1.00; 15.0 million shares authorized; none issued or outstanding	—	—
Common stock, par value of $0.10; 150.0 million shares authorized; 76.8 million shares issued and outstanding as of September 30, 2018; 73.6 million shares issued and outstanding as of December 31, 2017	7.7	7.4
Other capital	556.3	503.1
Treasury stock at cost, 0.8 million shares as of September 30, 2018; 3.5 million shares as of December 31, 2017	(12.7)	(64.5)
Retained earnings (accumulated deficit)	80.4	(71.0)
Accumulated other comprehensive loss, net of income taxes	(235.3)	(272.6)
Total Stockholders’ Equity	396.4	102.4
Total Liabilities and Stockholders’ Equity	$2,492.6	$2,258.7
See Notes to Unaudited Condensed Consolidated Financial Statements.

Aerojet Rocketdyne Holdings, Inc.
Condensed Consolidated Statement of Stockholders’ Equity
(Unaudited)

	Common Stock				(Accumulated Deficit)	Accumulated Other	Total
	Shares	Amount	Other Capital	Treasury Stock	Retained Earnings	Comprehensive Loss	Stockholders' Equity
	(In millions)
December 31, 2017	73.6	$7.4	$503.1	$(64.5)	$(71.0)	$(272.6)	$102.4
Net income	—	—	—	—	113.8	—	113.8
Amortization of actuarial losses and prior service credits, net of income taxes	—	—	—	—	—	37.3	37.3
Contribution of treasury stock to retirement benefit plan	2.7	0.3	42.9	51.8	—	—	95.0
Cumulative effect of change in accounting guidance (see Note 13)	—		—	—	37.6	—	37.6
Repurchase of shares for withholding taxes and option costs under employee equity plans	(0.1)	—	(2.6)	—	—	—	(2.6)
Stock-based compensation and shares issued under equity plans	0.6	—	12.9	—	—	—	12.9
September 30, 2018	76.8	$7.7	$556.3	$(12.7)	$80.4	$(235.3)	$396.4
See Notes to Unaudited Condensed Consolidated Financial Statements.

Aerojet Rocketdyne Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine months ended September 30,
	2018	2017
	(In millions)
Operating Activities
Net income	$113.8	$42.8
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	53.5	54.0
Amortization of debt discount and deferred financing costs	6.6	6.3
Stock-based compensation	12.9	21.2
Retirement benefits, net	10.4	(16.2)
Insurance proceeds	(1.9)	—
Other, net	—	0.3
Changes in assets and liabilities, net of effects from acquisition in 2017:
Accounts receivable	(95.1)	(78.0)
Contract assets	49.7	(21.9)
Other current assets, net	13.1	8.1
Recoverable environmental remediation costs	(26.7)	14.3
Other noncurrent assets	0.6	(47.4)
Accounts payable	(36.6)	28.1
Contract liabilities	(47.5)	(29.5)
Other current liabilities	20.4	(1.1)
Deferred income taxes	24.7	23.5
Reserves for environmental remediation costs	(6.0)	(15.3)
Other noncurrent liabilities and other	5.1	36.7
Net Cash Provided by Operating Activities	97.0	25.9
Investing Activities
Purchases of marketable securities	(47.7)	—
Sales of marketable securities	65.1	—
Purchase of Coleman Aerospace	—	(17.0)
Insurance proceeds	1.9	—
Capital expenditures	(20.9)	(10.5)
Net Cash Used in Investing Activities	(1.6)	(27.5)
Financing Activities
Debt issuance costs	(3.3)	—
Debt repayments	(20.5)	(15.0)
Repurchase of shares for withholding taxes and option costs under employee equity plans	(2.6)	(5.7)
Proceeds from shares issued under equity plans	4.6	4.5
Net Cash Used in Financing Activities	(21.8)	(16.2)
Net Increase (Decrease) in Cash and Cash Equivalents	73.6	(17.8)
Cash and Cash Equivalents at Beginning of Period	535.0	410.3
Cash and Cash Equivalents at End of Period	$608.6	$392.5
Supplemental disclosures of cash flow information
Cash paid for interest	$16.9	$15.2
Cash paid for income taxes	17.6	2.7
Cash refund for income taxes	5.1	21.3
Conversion of debt to common stock	—	35.6
Contribution of treasury stock to retirement benefit plan	95.0	—
Non-cash fixed asset additions	21.9	1.3
Capital leases	26.5	—
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
AR1 Research and Development
Company-sponsored research and development (“R&D”) expenses (reported as a component of cost of sales) are generally reimbursed via allocation of such expenses among all contracts and programs in progress under U.S. government contractual arrangements. The Company's newest large liquid booster engine development project, the AR1, accounted for $56.1 million of such reimbursable costs from its inception through September 30, 2018. In February 2016, pursuant to an Other Transaction Agreement (“OTA”), the U.S. Air Force selected Aerojet Rocketdyne and United Launch Alliance (“ULA”) to share in a public-private partnership to develop jointly the AR1 engine under an agreement valued at $804.0 million with the U.S. Air Force investing two-thirds of the funding required to complete development of the AR1 engine by December 2019. In June 2018, the Company and the U.S. Air Force signed a modification to the existing OTA to modify the scope, funding, cost share, and period of performance of the AR1 engine. The modified OTA is valued at $353.8 million with the U.S. Air Force investing five-sixths of the funding required to design, build, and assemble a single AR1 engine prototype by December 2019. The U.S. Air Force contributions are recognized proportionately as an offset to R&D expenses. The AR1 inception to date, beginning in 2015, project costs at September 30, 2018, were as follows (in millions):

AR1 R&D costs incurred	$312.7
Less amounts funded by the U.S. Air Force	(214.9)
Less amounts funded by ULA	(9.6)
AR1 R&D costs net of reimbursements	$88.2
Of the $88.2 million AR1 investment, $32.1 million was expensed and $56.1 million was applied to the Company's contracts. The $6.7 million applied to the Company’s contracts in the three months ended March 31, 2018, was adjusted as a result of the modification discussed above such that no costs have been applied to the Company's contracts during the nine months ended September 30, 2018. The Company’s cash contributions to this OTA are now complete.

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
On December 22, 2017, Staff Accounting Bulletin No. 118 (“SAB 118”) was issued to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed in reasonable detail to complete the accounting for certain income tax effects of the Tax Cuts and Jobs Act (“Tax Act”). In accordance with SAB 118, the Company recorded $64.6 million of deferred tax expense in connection with the remeasurement of certain deferred tax assets and liabilities in the three months ended December 31, 2017. As of September 30, 2018, and consistent with the disclosure in the Company’s 2017 Form 10-K, as amended by Form 10-K/A, Note 1, Recently Adopted Accounting Pronouncements, the accounting for the Tax Act is incomplete. The Company was able to reasonably estimate certain effects, and consequently recorded provisional adjustments associated with the impact on deferred tax assets and deferred tax liabilities resulting from the reduction of the U.S. federal corporate income tax rate at December 31, 2017. The Company has made no changes to these items during the nine months ended September 30, 2018, and continues to evaluate the impacts of the Tax Act, including ongoing guidance and accounting interpretation.
In May 2014, the FASB amended the existing accounting standards for revenue recognition. The amendments are based on the principle that revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company adopted the guidance effective January 1, 2018, using the modified retrospective method, with the cumulative effect recognized as of January 1, 2018. All applicable amounts and disclosures for the three and nine months ended September 30, 2018, reflect the impact of adoption. As the Company elected to use the modified retrospective method, prior periods presented have not been restated to reflect the impact of adoption unless otherwise noted (see Notes 3 and 13).
In March 2017, the FASB amended the existing accounting guidance relating to the presentation of net periodic pension cost and net periodic postretirement benefit cost (the “NPPC”) in the income statement.  The amended guidance requires the service cost component to be presented in the same line item or items as other compensation arising from the services rendered by the pertinent employees during the period, and other components of the NPPC to be presented in the statement of operations separately from service cost components and outside a subtotal of income from operations. The Company adopted the guidance effective January 1, 2018. The adoption resulted in an increase in operating income of $54.9 million for the nine months ended September 30, 2017, and a corresponding increase in total non-operating expense, net for the period. The adoption did not impact segment performance, net income, or cash flows.

Recently Issued Accounting Pronouncements
In February 2016, the FASB issued guidance requiring lessees to recognize a right-of-use asset and a lease liability on the balance sheet for all leases with the exception of short-term leases. For lessees, leases will continue to be classified as either operating or finance leases in the income statement. Lessor accounting is similar to the current model but updated to align with certain changes to the lessee model. Lessors will continue to classify leases as operating, direct financing or sales-type leases. The effective date of the new standard is for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. The new standard allows for application of the standard on the adoption date without restatement of prior comparative periods presented or a modified retrospective transition method which requires application of the new guidance at the beginning of the earliest comparative period presented. The Company intends to adopt this new standard as of the adoption date without restating prior comparative periods and expects as a result of the adoption to record a material right-of-use asset and lease liability on the consolidated balance sheet.
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
In August 2018, the FASB issued guidance that modifies the disclosure requirements for fair value measurements. The new guidance is effective for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. As the new guidance only impacts presentation, the Company does not expect the guidance to have an impact on its financial position, results of operations, or cash flows.
In August 2018, the FASB issued guidance that modifies the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans. The new guidance is effective for financial statements issued for fiscal years ending after December 15, 2020. Early adoption is permitted and requires adoption on a retrospective basis to all periods presented. As the new guidance only impacts presentation, the Company does not expect the guidance to have an impact on its financial position, results of operations, or cash flows.

Note 2. Income Per Share of Common Stock
A reconciliation of the numerator and denominator used to calculate basic and diluted income per share of common stock (“EPS”) is presented in the following table:

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
	(In millions, except per share amounts)
Numerator:
Net income	$65.0	$12.6	$113.8	$42.8
Income allocated to participating securities	(1.4)	(0.3)	(2.4)	(0.9)
Net income for basic EPS	63.6	12.3	111.4	41.9
Interest on 4 1/16% Convertible Subordinated Debentures (“4 1/16% Debentures”)	—	—	—	0.1
Net income for diluted EPS	$63.6	$12.3	$111.4	$42.0
Denominator:
Basic weighted average shares	74.7	73.5	74.2	72.8
Effect of:
4 1/16% Debentures	—	—	—	0.1
2.25% Convertible Senior Notes (“2 1/4% Notes”) (1)	2.5	0.3	1.6	—
Employee stock options and stock purchase plan	0.1	0.1	0.1	0.1
Diluted weighted average shares	77.3	73.9	75.9	73.0
Basic
Basic EPS	$0.85	$0.17	$1.50	$0.57
Diluted
Diluted EPS	$0.82	$0.17	$1.47	$0.57
_______
(1) The Company's 2 1/4% Notes were not included in the denominator of diluted EPS for the nine months ended September 30, 2017, because the average market price of the common stock did not exceed the conversion price and the Company only expects the conversion premium for the 2 1/4% Notes to be settled in common shares.
Note 3. Revenue Recognition
In the Company’s Aerospace and Defense segment, the majority of the Company’s revenue is earned from long-term contracts to design, develop, and manufacture aerospace and defense products, and provide related services, for the Company’s customers, including the U.S. government, major aerospace and defense prime contractors, and the commercial sector. Each customer contract defines the Company’s distinct performance obligations and the associated transaction price for each obligation. A contract may contain a single or multiple performance obligations. In certain circumstances, multiple contracts with a customer are required to be combined in determining the distinct performance obligation. For contracts with multiple performance obligations, the Company allocates the contracted transaction price to each performance obligation based upon the relative standalone selling price, which represents the price the Company would sell the promised good or service separately to the customer. The Company determines the standalone selling price based upon the facts and circumstances of each obligated good or service. The majority of the Company’s contracts have no observable standalone selling price since the associated products and service are customized to customer specifications. As such, the standalone selling price generally reflects the Company’s forecast of the total cost to satisfy the performance obligation plus an appropriate profit margin.

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

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
	(In millions, except per share amounts)
Net favorable effect of the changes in contract estimates on net sales	$32.1	$6.8	$50.9	$20.3
Net favorable effect of the changes in contract estimates on income before income taxes	26.9	11.5	41.0	25.2
Net favorable effect of the changes in contract estimates on net income	19.8	6.9	30.2	15.1
Net favorable effect of the changes in contract estimates on basic net income per share	0.26	0.09	0.40	0.20
Net favorable effect of the changes in contract estimates on diluted net income per share	0.25	0.09	0.39	0.20
The three and nine months ended September 30, 2018, net favorable changes in contract estimates on income before income taxes were primarily driven by risk retirements on the Terminal High Altitude Area Defense (“THAAD”), RS-68, and RL-10 programs and favorable overhead rate performance, partially offset by cost growth and performance issues on the Commercial Crew Development program.

In the Company’s Aerospace and Defense segment, the timing of revenue recognition, customer invoicing, and collections produces accounts receivable, contract assets, and contract liabilities on the Company’s Consolidated Balance Sheet. The Company invoices in accordance with contract payment terms either based upon a recurring contract payment schedule, or as contract milestones are achieved. Customer invoices, net of reserves, represent an unconditional right of consideration. When revenue is recognized in advance of customer invoicing, a contract asset is recorded. Conversely, when customers are invoiced in advance of revenue recognition, a contract liability is recorded. Unpaid customer invoices are reflected as accounts receivable. A summary of the contract assets and liabilities is as follows:

	September 30, 2018	December 31, 2017
	(In millions)
Contract assets	$238.4	$310.9
Reserve for overhead rate disallowance	(42.5)	(42.8)
Contract assets, net of reserve	195.9	268.1
Contract liabilities	195.9	276.8
Net contract assets (liabilities), net of reserve	$—	$(8.7)
Net contract assets (liabilities) increased by $8.7 million, primarily due to a decrease in cash advances on long-term contracts as of September 30, 2018. During the three and nine months ended September 30, 2018, the Company recognized sales of $9.2 million and $209.7 million, respectively, that were included in the Company’s contract liabilities as of January 1, 2018.
As of September 30, 2018, the Company’s total remaining performance obligations, also referred to as backlog, totaled $3.7 billion. The Company expects to recognize approximately 50%, or $1.9 billion, of the remaining performance obligations as sales over the next twelve months, an additional 30% the following twelve months, and 20% thereafter.
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

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Fixed-price	57%	56%	58%	57%
Cost-reimbursable	38	40	38	39
Other	5	4	4	4
The following are percentages of net sales by customer type:

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
U.S. government	96%	94%	93%	93%
Non U.S. government customers	4	6	7	7
The Company's Real Estate segment represented less than 1% of the Company's net sales for the three and nine months ended September 30, 2018 and 2017.

Note 4. Stock-Based Compensation
Total stock-based compensation expense by type of award was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
	(In millions)
Stock appreciation rights	$3.6	$8.3	$4.1	$10.7
Stock options	—	0.3	0.1	1.0
Restricted shares, service based	1.0	0.9	3.2	3.3
Restricted shares, performance based	1.4	1.3	5.0	5.7
Employee stock purchase plan	0.2	0.2	0.5	0.5
Total stock-based compensation expense	$6.2	$11.0	$12.9	$21.2
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

		Fair value measurement at September 30, 2018
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In millions)
Money market funds	$195.3	$195.3	$—	$—
Commercial paper	179.7	—	179.7	—
	$375.0	$195.3	$179.7	$—

		Fair value measurement at December 31, 2017
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In millions)
Money market funds	$155.0	$155.0	$—	$—
Commercial paper	135.6	—	135.6	—
U.S. treasury notes	4.1	—	4.1	—
	$294.7	$155.0	$139.7	$—
As of September 30, 2018, of the total estimated fair value for commercial paper, $176.7 million was classified as cash and cash equivalents as the remaining maturity at date of purchase was less than three months, and $3.0 million was classified as marketable securities. As of December 31, 2017, of the total estimated fair value for commercial paper and U.S. treasury notes, $119.7 million was classified as cash and cash equivalents as the remaining maturity at date of purchase was less than three months, and $20.0 million was classified as marketable securities. As of September 30, 2018, and December 31, 2017, the contractual maturities of the Company’s available-for-sale marketable securities were less than one year.
The carrying amounts of certain of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, accrued compensation, and other accrued liabilities, approximate fair value because of their short maturities.
The following table summarizes the estimated fair value and principal amount for outstanding debt obligations excluding capital lease obligations:

	Fair Value		Principal Amount
	September 30, 2018	December 31, 2017	September 30, 2018	December 31, 2017
	(In millions)
Term loan	$350.0	$370.0	$350.0	$370.0
2 1/4% Notes	428.2	415.3	300.0	300.0
	$778.2	$785.3	$650.0	$670.0
The fair value of the 2 1/4% Notes was determined using broker quotes that are based on open markets for the Company’s debt securities (Level 2 securities). The term loan bore interest at variable rates, which adjusted based on market conditions, and its carrying value approximated fair value.
b. Accounts Receivable

	September 30, 2018	December 31, 2017
	(In millions)
Billed receivables under long-term contracts	$188.6	$63.8
Other trade receivables	0.4	0.7
Accounts receivable	$189.0	$64.5
The Company made certain reclassifications to the December 31, 2017, balance sheet to conform to the current year’s presentation as a result of adopting the new revenue recognition guidance effective January 1, 2018. Accordingly, the Company reclassified $151.0 million of unbilled receivables, net of reserves for disallowances, to contract assets as of December 31, 2017 (see Notes 3 and 13).
c. Other Current Assets, net

	September 30, 2018	December 31, 2017
	(In millions)
Deferred costs recoverable from the U.S. government	$55.1	$51.4
Inventories	22.7	19.3
Income taxes receivable	15.4	20.5
Prepaid expenses	13.9	19.2
Receivable from Northrop Grumman Corporation (“Northrop”) for environmental remediation costs	6.0	6.0
Cost-share and other receivables, net	4.6	7.5
Other	8.4	5.2
Other current assets, net	$126.1	$129.1
The Company made certain reclassifications to the December 31, 2017, balance sheet to conform to the current year’s presentation as a result of adopting the new revenue recognition guidance effective January 1, 2018. Accordingly, the Company reclassified $117.1 million of inventories to contract assets as of December 31, 2017 (see Notes 3 and 13).

d. Property, Plant and Equipment, net

	September 30, 2018	December 31, 2017
	(In millions)
Land	$71.2	$71.2
Buildings and improvements	411.6	368.3
Machinery and equipment	496.8	493.2
Construction-in-progress	39.7	30.3
	1,019.3	963.0
Less: accumulated depreciation	(632.8)	(604.0)
Property, plant and equipment, net	$386.5	$359.0
e. Other Noncurrent Assets, net

	September 30, 2018	December 31, 2017
	(In millions)
Real estate held for entitlement and leasing	$95.7	$94.0
Deferred costs recoverable from the U.S. government	62.9	66.6
Receivable from Northrop for environmental remediation costs	54.0	58.5
Grantor trusts	25.4	24.2
Notes receivable, net	9.0	9.0
Other	13.2	7.0
Other noncurrent assets, net	$260.2	$259.3
f. Other Current Liabilities

	September 30, 2018	December 31, 2017
	(In millions)
Income taxes payable	$130.3	$0.8
Accrued compensation and employee benefits	104.5	113.4
Other program liabilities	39.8	6.6
Competitive improvement program obligations	19.1	15.0
Postretirement medical and life insurance benefits	4.8	4.8
Other	16.7	16.3
Other current liabilities	$315.2	$156.9
The Company made certain reclassifications to the December 31, 2017, balance sheet to conform to the current year’s presentation as a result of adopting the new revenue recognition guidance effective January 1, 2018. Accordingly, the Company reclassified $39.0 million of other current liabilities to contract liabilities as of December 31, 2017 (see Notes 3 and 13).
The significant increase in the current income taxes payable during this reporting period relates to the impact of the Company’s adoption of the new revenue recognition guidance on January 1, 2018. This increase in current income taxes payable was offset with an increase in deferred tax assets, resulting in no net impact to the Company's income tax provision. In anticipation of the increase to the payable, the Company filed a non-automatic accounting method change request, Form 3115 Application for Change in Accounting Method, with the Internal Revenue Service (“IRS”) during the three months ended March 31, 2018. As of the reporting period ended September 30, 2018, the IRS had not responded to the Company’s request; however, subsequent to this reporting period, the Company was informed by the IRS that it would not provide a ruling as the U.S. Treasury is currently preparing Treasury Regulations that may provide guidance on this matter. The Company believes that the increase in the current income taxes payable is an unintended consequence of the new revenue recognition guidance and if the matter is not adequately addressed through such Treasury Regulations, the Company will further pursue the matter with the IRS.

g. Other Noncurrent Liabilities

	September 30, 2018	December 31, 2017
	(In millions)
Conditional asset retirement obligations	$45.4	$44.0
Deferred compensation	32.0	29.4
Postretirement medical and life insurance benefits	30.8	32.7
Pension benefits, non-qualified	17.0	17.6
Advanced manufacturing facility construction costs	15.3	—
Deferred revenue	12.3	12.7
Competitive improvement program obligations	5.9	18.4
Uncertain income tax positions	4.4	2.8
Other	12.3	13.5
Other noncurrent liabilities	$175.4	$171.1
h. Treasury Stock
On September 10, 2018, the Company made a discretionary contribution of 2.7 million treasury shares, or $95.0 million, of its common stock to the Aerojet Rocketdyne Master Retirement Trust, which is a trust maintained in connection with the Aerojet Rocketdyne (GenCorp) Consolidated Pension Plan. Treasury stock is stated at cost (first-in, first-out basis).
Note 6. Income Taxes

	Nine months ended September 30,
	2018	2017
	(In millions)
Income tax provision	$39.8	$21.2
In the nine months ended September 30, 2018, the income tax provision was $39.8 million for an effective tax rate of 25.9%. The Company’s effective tax rate differed from the 21% statutory federal income tax rate primarily due to state income taxes and certain expenditures which are permanently not deductible for tax purposes, partially offset by the impact of R&D credits.
In the nine months ended September 30, 2017, the income tax provision was $21.2 million for an effective tax rate of 33.1%. The Company’s effective tax rate differed from the 35% statutory federal income tax rate primarily due to tax benefits attributable to the expiration for the statute of limitations, excess tax benefits from the exercise and vesting of stock-based compensation, and the revisions of estimated tax balances based on expected tax filings.
See a discussion of the significant increase in the income tax payable balance in Note 5(f).
A valuation allowance is required when it is more-likely-than-not that all or a portion of deferred tax assets may not be realized. Assessing the need for a valuation allowance requires management to evaluate, on a quarterly basis, all available evidence, both positive and negative. As of September 30, 2018, the Company continues to believe that the weight of the positive evidence outweighed the negative evidence regarding the realization of its net deferred tax assets.
In the three months ended June 30, 2018, the IRS notified the Company that its federal income tax return for the fiscal year ended November 30, 2015, was selected for audit. The Company is unable to determine the outcome of the audit at this time.

Note 7. Long-term Debt

	September 30, 2018	December 31, 2017
	(In millions)
Term loan, bearing interest at variable rates (rate of 4.24% as of September 30, 2018), maturing in September 2023	$350.0	$370.0
Unamortized deferred financing costs	(2.3)	(1.7)
Total senior debt	347.7	368.3
Senior convertible notes, bearing interest at 2.25% per annum, interest payments due in June and December, maturing in December 2023	300.0	300.0
Unamortized discount and deferred financing costs	(47.1)	(52.8)
Total convertible senior notes	252.9	247.2
Capital leases	26.9	0.9
Total other debt	26.9	0.9
Total debt, net of unamortized discount and deferred financing costs	627.5	616.4
Less: Amounts due within one year	(271.1)	(25.0)
Total long-term debt, net of unamortized discount and deferred financing costs	$356.4	$591.4
Senior Credit Facility
On September 20, 2018, the Company amended the senior secured Senior Credit Facility (the “Senior Credit Facility”) to a $1.0 billion commitment with the lenders named therein and Bank of America Merrill Lynch as joint lead arranger and administrative agent. The Senior Credit Facility matures on September 20, 2023, and consists of (i) a $650.0 million revolving line of credit (the “Revolver”) and (ii) a $350.0 million term loan (the “Term Loan”). The Senior Credit Facility amended the prior $750.0 million credit facility which was set to mature in June 2021 and is intended to provide available funds for the Company’s short-term liquidity needs from time to time.
As of September 30, 2018, the Company had $350.0 million outstanding under the Term Loan, zero borrowings under the Revolver, and had issued $38.3 million letters of credit.
The Term Loan and any borrowings under the Revolver bear interest at LIBOR plus an applicable margin ranging from 175 to 250 basis points based on the Company's leverage ratio (the “Consolidated Net Leverage Ratio”) measured at the end of each fiscal quarter.  In addition to interest, the Company must pay certain fees including (i) letter of credit fees ranging from 175 to 250 basis points per annum on the amount of issued but undrawn letters of credit and eurocurrency rate loans and (ii) commitment fees ranging from 30 to 45 basis points per annum on the unused portion of the Revolver.
The Term Loan amortizes at a rate of 5.0% per annum of the original drawn amount starting on December 31, 2018, increasing to 7.5% per annum on December 31, 2020, and increasing to 10.0% per annum from December 31, 2022, to be paid in equal quarterly installments with any remaining amounts, along with outstanding borrowings under the Revolver, due on the maturity date.  Outstanding borrowings under the Revolver and the Term Loan may be voluntarily repaid at any time, in whole or in part, without premium or penalty.
Subject to certain restrictions, all the obligations under the Senior Credit Facility will be guaranteed by the Company and the existing and future material domestic subsidiaries, other than Easton (the “Guarantors”).
The Senior Credit Facility contains financial covenants requiring the Company, commencing with the quarter ending September 30, 2018, to (i) maintain an interest coverage ratio (the “Consolidated Interest Coverage Ratio”) of not less than 3.00 to 1.00 and (ii) maintain a Consolidated Net Leverage Ratio not to exceed (a) 4.00 to 1.00 through September 30, 2020; (b) 3.75 to 1.00 from October 1, 2020, through September 30, 2021; and (c) 3.50 to 1.00 from October 1, 2021, thereafter, provided that the maximum leverage ratio for all periods shall be increased by 0.50 to 1.00 for two consecutive quarters after consummation of a qualified acquisition.
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
The key financial covenants are as follows:

Financial Covenant	Actual Ratios as of September 30, 2018	Required Ratios
Consolidated Interest Coverage Ratio, as defined under the Senior Credit Facility	16.68 to 1.00	Not less than: 3.00 to 1.00
Consolidated Net Leverage Ratio, as defined under the Senior Credit Facility	1.46 to 1.00	Not greater than: 4.00 to 1.00
The Company was in compliance with its financial and non-financial covenants under the Senior Credit Facility as of September 30, 2018.
2¼% Convertible Senior Notes
The Company issued $300.0 million aggregate principal amount of 2¼% Notes in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended.
Holders may convert their 2¼% Notes at their option from October 1, 2018, through December 31, 2018, because the Company's closing stock price exceeded $33.80 for at least 20 days in the 30 day period prior to September 30, 2018. The Company has a stated intention to cash settle the principal amount of the 2¼% Notes with the conversion premium to be settled in common shares. Accordingly, the net balance of the 2¼% Notes of $252.9 million is classified as a current liability as of September 30, 2018. The classification of the 2¼% Notes as current or noncurrent on the balance sheet is evaluated at each reporting date and may change depending on whether the sale price contingency (discussed below) has been met.
As more fully described in the indenture governing the 2¼% Notes, the holders of the 2¼% Notes may surrender all or any portion of its 2¼% Notes for conversion at any time during any calendar quarter commencing after the calendar quarter ending on March 31, 2017, (and only during such calendar quarter), if the last reported sale price of the Company's common stock for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% ($33.80) of the conversion price on each applicable trading day.
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
The 2¼% Notes consisted of the following (in millions, except years, percentages, conversion rate, and conversion price):

	September 30, 2018	December 31, 2017
Carrying value	$252.9	$247.2
Unamortized discount and deferred financing costs	47.1	52.8
Principal amount	$300.0	$300.0
Carrying amount of equity component, net of equity issuance costs	$54.5	$54.5
Remaining amortization period (years)	5.25	6.0
Effective interest rate	5.8%	5.8%
Conversion rate (shares of common stock per $1,000 principal amount)	38.4615	38.4615
Conversion price (per share of common stock)	$26.00	$26.00
Based on the Company's closing stock price of $33.99 on September 30, 2018, the if-converted value of the 2¼% Notes exceeded the aggregate principal amount of the 2¼% Notes by $92.2 million.

The following table presents the interest expense components for the 2¼% Notes:

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
	(In millions)
Interest expense-contractual interest	$1.7	$1.7	$5.1	$5.1
Interest expense-amortization of debt discount	1.7	1.7	5.2	5.0
Interest expense-amortization of deferred financing costs	0.2	0.1	0.5	0.4
Capital Leases
As of September 30, 2018, the Company had capital lease obligations of $2.0 million for certain information technology equipment payable in monthly installments, and maturing in 2022.
In September 2017, the Company entered into an agreement to lease 122,000-square feet of office space in Huntsville, Alabama. The term of the lease is twenty years and commenced in July 2018 resulting in an estimated remaining financial commitment of $47.8 million representing a present value of $24.9 million as of September 30, 2018. The capital lease was recorded on the condensed consolidated balance sheet in the third quarter of 2018.
In October 2017, the Company entered into an agreement to lease a new 136,000-square-foot advanced manufacturing facility located in Huntsville, Alabama. The term of the lease is thirty-one years and is expected to commence in December 2018 resulting in an estimated remaining financial commitment of $32.3 million representing a present value of $21.0 million as of September 30, 2018.
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
Asbestos Litigation
The Company has been, and continues to be, named as a defendant in lawsuits alleging personal injury or death due to exposure to asbestos in building materials, products, or in manufacturing operations. The majority of cases are pending in Texas and Illinois state courts. There were 54 asbestos cases pending as of September 30, 2018.
Given the lack of any significant consistency to claims (i.e., as to product, operational site, or other relevant assertions) filed against the Company, the Company is generally unable to make a reasonable estimate of the future costs of pending claims or unasserted claims. As of September 30, 2018, the Company has accrued an immaterial amount related to pending claims.
Socorro
On May 12, 2015, a complaint for personal injuries, loss of consortium and punitive damages was filed by James Chavez, Andrew Baca, and their respective spouses, against Aerojet Rocketdyne and the Board of Regents of New Mexico Tech in the Seventh Judicial District, County of Socorro, New Mexico, James Chavez, et al., vs. Aerojet Rocketdyne, Inc., et al., Case No. D725CV201500047. Messrs. Chavez and Baca were employees of Aerotek, a contractor to Aerojet Rocketdyne, who were injured when excess energetic materials being managed by the Energetic Materials Research and Testing Center, a research division of New Mexico Tech, ignited in an unplanned manner. The complaint alleged causes of action based on negligence and negligence per se, strict liability, and willful, reckless and wanton conduct against the defendants including Aerojet Rocketdyne, and sought unspecified compensatory and punitive damages. Aerojet Rocketdyne filed a Motion for Summary Judgment and plaintiff filed a Motion for Partial Summary Judgment. The court denied both parties’ motions and the parties agreed to participate in mediation. A mediator’s proposal was accepted and a formal settlement agreement executed in the third quarter of 2018. The Company recorded a liability during the second quarter of 2018 for the confidential settlement, the terms of which are not material to the Company’s financial statements.
Department of Justice (“DOJ”) Investigation

The Company responded to a civil investigative demand issued by the DOJ in the three months ended March 31, 2017, requesting information relating to allegations under the False Claims Act that the Company may have previously made false representations to the U.S. government regarding the Company’s compliance with certain regulatory cybersecurity requirements.  In the three months ended June 30, 2018, the DOJ completed its review and declined to intervene in a case filed against the Company and Aerojet Rocketdyne in the U.S. District Court, Eastern District of California, originally filed under seal on September 13, 2017. The case is captioned United States ex. rel. Markus vs. Aerojet Rocketdyne Holdings, Inc. et al., Case No. 2:15-CV-02245-WBS-AC. The complaint alleges causes of action based on false claims, retaliation, and wrongful termination of employment and seeks injunctive relief, civil penalties, and compensatory and punitive damages. The Company is evaluating the complaint and has not recorded any liability for this matter as of September 30, 2018.
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
As of September 30, 2018, the aggregate range of these anticipated environmental costs was $335.4 million to $482.2 million and the accrued amount was $335.4 million. See Note 8(c) for a summary of the environmental reserve activity. Of these accrued liabilities, approximately 99% relates to the Company’s U.S. government contracting business, and a portion of this liability is recoverable. The significant environmental sites are discussed below. The balance of the accrued liabilities, which are not recoverable from the U.S. government, relate to other sites for which the Company’s obligations are probable and estimable.
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
As of September 30, 2018, the estimated range of anticipated costs discussed above for the Sacramento, California site was $209.3 million to $315.9 million and the accrued amount was $209.3 million included as a component of the Company’s environmental reserves. Expenditures associated with this matter are partially recoverable. See Note 8(c) below for further discussion on recoverability.
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
As of September 30, 2018, the estimated range of anticipated costs was $107.8 million to $137.0 million and the accrued amount was $107.8 million included as a component of the Company’s environmental reserves. Expenditures associated with this matter are partially recoverable. See Note 8(c) below for further discussion on recoverability.
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
A summary of the Company’s environmental reserve activity is shown below:

	Aerojet Rocketdyne- Sacramento	Aerojet Rocketdyne- BPOU	Other Aerojet Rocketdyne Sites	Total Aerojet Rocketdyne	Other	Total Environmental Reserve
	(In millions)
December 31, 2017	$206.5	$116.4	$13.7	$336.6	$4.8	$341.4
Additions	16.5	2.1	1.4	20.0	0.5	20.5
Expenditures	(13.7)	(10.7)	(1.5)	(25.9)	(0.6)	(26.5)
September 30, 2018	$209.3	$107.8	$13.6	$330.7	$4.7	$335.4
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
Estimated Recoveries
On January 12, 1999, Aerojet Rocketdyne and the U.S. government reached a settlement agreement (“Global Settlement”) covering environmental costs associated with the Company's Sacramento site and its former Azusa site. Pursuant to the Global Settlement, the Company can recover up to 88% of its environmental remediation costs through the establishment of prices for Aerojet Rocketdyne's products and services sold to the U.S. government. Additionally, in conjunction with the sale of the EIS business in 2001, Aerojet Rocketdyne entered into an agreement with Northrop (the “Northrop Agreement”) whereby Aerojet Rocketdyne is reimbursed by Northrop for a portion of environmental expenditures eligible for recovery under the Global Settlement, subject to an annual billing limitation of $6.0 million and a cumulative limitation of $189.7 million. A summary of the Northrop Agreement activity is shown below (in millions):

Total reimbursable costs under the Northrop Agreement	$189.7
Amount reimbursed to the Company through September 30, 2018	(129.7)
Receivable from Northrop included in the unaudited balance sheet at September 30, 2018	$60.0
The cumulative expenditure limitation of $189.7 million under the Northrop Agreement was reached in June 2017. At that time, the Company was uncertain of the allowability and allocability of additional expenditures above that cumulative limitation and therefore did not recognize a recoverable asset for such amounts. During the three months ended September 30, 2018, the Company and the U.S. government reached a determination that these expenditures are reimbursable under the Global Settlement and therefore recorded a one-time benefit of $43.0 million to recognize the recoverability of environmental expenditures at a rate of 88%.
Environmental remediation costs are primarily incurred by the Company's Aerospace and Defense segment, and certain of these costs are recoverable from the Company's contracts with the U.S. government. The Company currently estimates approximately 12% of its future Aerospace and Defense segment environmental remediation costs will not likely be reimbursable and are expensed. Allowable environmental remediation costs are charged to the Company’s contracts with the U.S. government as the costs are incurred. Because these costs are recovered through forward-pricing arrangements, the ability of Aerojet Rocketdyne to continue recovering these costs from the U.S. government depends on Aerojet Rocketdyne’s sustained business volume from U.S. government contracts and programs.
While the Company is currently seeking an arrangement with the U.S. government to recover environmental expenditures in excess of the reimbursement ceiling identified in the Global Settlement, there can be no assurances that such a recovery will be obtained, or if not obtained, that such unreimbursed environmental expenditures will not have a materially adverse effect on the Company’s operating results, financial condition, and/or cash flows.
Environmental reserves and estimated recoveries impact to unaudited condensed consolidated statements of operations
The impact of environmental reserves and recoveries to the unaudited condensed consolidated statements of operations is set forth below:

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
	(In millions)
(Benefit) expense to unaudited condensed consolidated statement of operations	$(39.8)	$0.5	$(37.0)	$2.2

d. Arrangements with Off-Balance Sheet Risk
As of September 30, 2018, arrangements with off-balance sheet risk consisted of:

•	$38.3 million in outstanding commercial letters of credit, the majority of which may be renewed, primarily to collateralize obligations for environmental remediation and insurance coverage.

•	$53.8 million in outstanding surety bonds to primarily satisfy indemnification obligations for environmental remediation coverage.

•	$120.0 million aggregate in guarantees by the Company of Aerojet Rocketdyne’s obligations to U.S. government agencies for environmental remediation activities.

•	$32.7 million in commitments associated with the Company's new facilities located in Huntsville, Alabama.

•	Guarantees, jointly and severally, by the Company’s material domestic subsidiaries of their obligations under the Senior Credit Facility.
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

Note 9. Cost Reduction Plans
During 2015, the Company initiated the first phase (“Phase I”) of the competitive improvement program (the “CIP”) comprised of activities and initiatives aimed at reducing costs in order for the Company to continue to compete successfully. Phase I is comprised of three major components: (i) facilities optimization and footprint reduction; (ii) product affordability; and (iii) reduced administrative and overhead costs. On April 6, 2017, the Board of Directors approved the second phase (“Phase II”) of the Company’s previously announced CIP. Pursuant to Phase II, the Company is expanding its CIP and further consolidating its Sacramento, California, and Gainesville, Virginia sites, while centralizing and expanding its existing presence in Huntsville, Alabama. The Company currently estimates that it will incur restructuring and related costs of the Phase I and II programs of approximately $210.0 million (including approximately $60.5 million of capital expenditures). The Company has incurred $109.5 million of such costs through September 30, 2018, including $38.1 million in capital expenditures. A summary of the Company's severance and retention liabilities related to Phase I and II activity is shown below:

	Severance	Retention	Total
	(In millions)
December 31, 2017	$30.0	$3.4	$33.4
Accrual	—	4.0	4.0
Payments	(9.0)	(3.4)	(12.4)
September 30, 2018	$21.0	$4.0	$25.0
The costs associated with Phase I and II are included as a component of the Company’s U.S. government forward-pricing rates, and therefore, are recovered through the pricing of the Company’s products and services to the U.S. government. In addition to the employee-related CIP obligations, the Company incurred non-cash accelerated depreciation expense of $1.0 million and $3.5 million in the nine months ended September 30, 2018 and 2017, respectively, associated with changes in the estimated useful lives of long-lived assets.
Note 10. Retirement Benefits
Components of retirement benefits expense (income) are:

	Pension Benefits		Postretirement Medical and Life Insurance Benefits
	Three months ended September 30,
	2018	2017	2018	2017
	(In millions)
Interest cost on benefit obligation	$12.4	$14.4	$0.3	$0.4
Assumed return on plan assets	(15.0)	(12.4)	—	—
Amortization of prior service costs	—	—	(0.1)	—
Recognized net actuarial losses (gains)	17.7	17.0	(0.9)	(1.1)
Retirement benefits expense (income)	$15.1	$19.0	$(0.7)	$(0.7)

	Pension Benefits		Postretirement Medical and Life Insurance Benefits
	Nine months ended September 30,
	2018	2017	2018	2017
	(In millions)
Interest cost on benefit obligation	$37.3	$43.2	$0.9	$1.1
Assumed return on plan assets	(45.1)	(37.2)	—	—
Amortization of prior service costs (credits)	0.1	0.1	(0.2)	(0.1)
Recognized net actuarial losses (gains)	53.0	50.9	(2.8)	(3.1)
Retirement benefits expense (income)	$45.3	$57.0	$(2.1)	$(2.1)

Service costs represent the annual growth in benefits earned by participants during the year. Since the Company’s defined benefit pension plan future benefit accrual is discontinued for all participants, the Company has determined in connection with the adoption of accounting guidance on presentation of service cost and other components of retirement benefits expense that the service cost is zero for all periods presented.  Historically, the Company has included expenses paid from the tax-qualified defined benefit pension plan trust, including Public Benefit Guaranty Corporation, audit, actuarial, legal and administrative fees, as service costs in the presentation of the components of retirement benefits expense (income). The Company determined that the vast majority of these types of expenses reflect a reduction to the assumed return on plan assets because they reduce the expected growth of the plan assets.  As such, the Company has elected to reclassify the trust-paid expenses related to the tax-qualified defined benefit pension plan as a reduction to assumed return on plan assets for all periods presented. For the three and nine months ended September 30, 2017, the Company has reclassified expenses of $3.7 million and $11.2 million, respectively, from service cost to assumed return on plan assets in the table above. This change in presentation had no impact on net retirement benefits expense (income).

Note 11. Operating Segments and Related Disclosures
The Company’s operations are organized into two operating segments based on different products and customer bases: Aerospace and Defense, and Real Estate.
Selected financial information for each operating segment is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
	(In millions)
Net Sales:
Aerospace and Defense	$497.2	$482.5	$1,453.2	$1,344.2
Real Estate	1.6	1.6	4.8	4.8
Total Net Sales	$498.8	$484.1	$1,458.0	$1,349.0
Segment Performance:
Aerospace and Defense	$70.7	$52.9	$176.8	$149.9
Environmental remediation provision adjustments	39.9	(0.5)	37.6	(1.6)
GAAP/Cost Accounting Standards retirement benefits expense difference	(2.6)	(5.8)	(4.8)	(12.7)
Unusual items	—	0.1	—	2.0
Aerospace and Defense Total	108.0	46.7	209.6	137.6
Real Estate	0.6	0.5	1.8	2.1
Total Segment Performance	$108.6	$47.2	$211.4	$139.7
Reconciliation of segment performance to income before income taxes:
Segment performance	$108.6	$47.2	$211.4	$139.7
Interest expense	(9.1)	(7.7)	(25.5)	(22.9)
Interest income	2.8	1.0	6.4	2.3
Stock-based compensation expense	(6.2)	(11.0)	(12.9)	(21.2)
Corporate retirement benefits expense	(3.3)	(5.0)	(9.9)	(15.0)
Corporate and other expense, net	(5.0)	(5.9)	(15.7)	(17.9)
Unusual items	(0.2)	—	(0.2)	(1.0)
Income before income taxes	$87.6	$18.6	$153.6	$64.0
Customers that represented more than 10% of net sales for the periods presented were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Lockheed Martin Corporation	30%	24%	29%	22%
NASA	19	19	18	19
United Launch Alliance	18	22	19	22
Raytheon Company	16	15	18	15
The Company's sales to each of the major customers listed above involve several product lines and programs.

Note 12. Unusual Items
Total unusual items, a component of other (income) expense, net in the unaudited condensed consolidated statements of operations, were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
	(In millions)
Unusual items
Legal related matters	$—	$(0.1)	$—	$(2.0)
Loss on bank amendment	0.2	—	0.2	—
Acquisition costs	—	—	—	1.0
	$0.2	$(0.1)	$0.2	$(1.0)
Three and nine months ended September 30, 2018, activity:
The Company recorded a charge of $0.2 million associated with an amendment to the Senior Credit Facility (see Note 7).
Three and nine months ended September 30, 2017, activity:
During the three and nine months ended September 30, 2017, the Company recorded $0.1 million and $2.0 million, respectively, of realized gains, net of interest associated with the failure to register with the Securities and Exchange Commission the issuance of certain of the Company’s common shares under the defined contribution 401(k) employee benefit plan.
During the nine months ended September 30, 2017, the Company recorded $1.0 million of costs related to the acquisition of the Coleman Aerospace Business.
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
The following tables summarize the effect of adoption of the new revenue recognition standard on the Company’s unaudited condensed consolidated financial statements as of and for the three and nine months ended September 30, 2018.

Condensed Consolidated Statement of Operations
(Unaudited)

	Three months ended September 30, 2018
	As Reported	Effect of Adoption	Amounts Excluding Effect of Adoption
	(In millions, except per share amounts)
Net sales	$498.8	$14.4	$513.2
Operating costs and expenses:
Cost of sales (exclusive of items shown separately below)	400.7	16.6	417.3
Selling, general and administrative expense	13.0	—	13.0
Depreciation and amortization	18.1	—	18.1
Other income, net	(41.3)	—	(41.3)
Total operating costs and expenses	390.5	16.6	407.1
Operating income	108.3	(2.2)	106.1
Non-operating (income) expense:
Retirement benefits expense	14.4	—	14.4
Interest income	(2.8)	—	(2.8)
Interest expense	9.1	—	9.1
Total non-operating expense, net	20.7	—	20.7
Income before income taxes	87.6	(2.2)	85.4
Income tax provision	22.6	(0.5)	22.1
Net income	$65.0	$(1.7)	$63.3
Earnings Per Share of Common Stock
Basic
Basic net income per share	$0.85	$(0.02)	$0.83
Diluted
Diluted net income per share	$0.82	$(0.02)	$0.80
Weighted average shares of common stock outstanding, basic	74.7	—	74.7
Weighted average shares of common stock outstanding, diluted	77.3	—	77.3

Condensed Consolidated Statement of Comprehensive Income
(Unaudited)

	Three months ended September 30, 2018
	As Reported	Effect of Adoption	Amounts Excluding Effect of Adoption
	(In millions)
Net income	$65.0	$(1.7)	$63.3
Other comprehensive income:
Amortization of actuarial losses and prior service credits, net of income taxes	12.3	—	12.3
Comprehensive income	$77.3	$(1.7)	$75.6

Condensed Consolidated Statement of Operations
(Unaudited)

	Nine months ended September 30, 2018
	As Reported	Effect of Adoption	Amounts Excluding Effect of Adoption
	(In millions, except per share amounts)
Net sales	$1,458.0	$1.2	$1,459.2
Operating costs and expenses:
Cost of sales (exclusive of items shown separately below)	1,197.0	14.8	1,211.8
Selling, general and administrative expense	30.8	—	30.8
Depreciation and amortization	53.5	—	53.5
Other income, net	(39.2)	—	(39.2)
Total operating costs and expenses	1,242.1	14.8	1,256.9
Operating income	215.9	(13.6)	202.3
Non-operating (income) expense:
Retirement benefits expense	43.2	—	43.2
Interest income	(6.4)	—	(6.4)
Interest expense	25.5	—	25.5
Total non-operating expense, net	62.3	—	62.3
Income before income taxes	153.6	(13.6)	140.0
Income tax provision	39.8	(3.6)	36.2
Net income	$113.8	$(10.0)	$103.8
Earnings Per Share of Common Stock
Basic
Basic net income per share	$1.50	$(0.13)	$1.37
Diluted
Diluted net income per share	$1.47	$(0.13)	$1.34
Weighted average shares of common stock outstanding, basic	74.2	—	74.2
Weighted average shares of common stock outstanding, diluted	75.9	—	75.9

Condensed Consolidated Statement of Comprehensive Income
(Unaudited)

	Nine months ended September 30, 2018
	As Reported	Effect of Adoption	Amounts Excluding Effect of Adoption
	(In millions)
Net income	$113.8	$(10.0)	$103.8
Other comprehensive income:
Amortization of actuarial losses and prior service credits, net of income taxes	37.3	—	37.3
Comprehensive income	$151.1	$(10.0)	$141.1

Condensed Consolidated Balance Sheet
(Unaudited)

	As of September 30, 2018
	As Reported	Effect of Adoption	Amounts Excluding Effect of Adoption
	(In millions)
ASSETS
Current Assets
Cash and cash equivalents	$608.6	$—	$608.6
Marketable securities	3.0	—	3.0
Accounts receivable	189.0	(89.9)	99.1
Contract assets	195.9	40.7	236.6
Other current assets, net	126.1	(16.4)	109.7
Total Current Assets	1,122.6	(65.6)	1,057.0
Noncurrent Assets
Property, plant and equipment, net	386.5	—	386.5
Recoverable environmental remediation costs	257.8	—	257.8
Deferred income taxes	228.9	(116.9)	112.0
Goodwill	161.3	—	161.3
Intangible assets	75.3	—	75.3
Other noncurrent assets, net	260.2	—	260.2
Total Noncurrent Assets	1,370.0	(116.9)	1,253.1
Total Assets	$2,492.6	$(182.5)	$2,310.1
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Current portion of long-term debt	$271.1	$—	$271.1
Accounts payable	86.2	—	86.2
Reserves for environmental remediation costs	39.6	—	39.6
Contract liabilities	195.9	(1.5)	194.4
Other current liabilities	315.2	(133.4)	181.8
Total Current Liabilities	908.0	(134.9)	773.1
Total Noncurrent Liabilities	1,188.2	—	1,188.2
Total Liabilities	2,096.2	(134.9)	1,961.3
Stockholders’ Equity
Common stock	7.7	—	7.7
Other capital	556.3	—	556.3
Treasury stock at cost	(12.7)	—	(12.7)
Retained earnings (accumulated deficit)	80.4	(47.6)	32.8
Accumulated other comprehensive loss, net of income taxes	(235.3)	—	(235.3)
Total Stockholders’ Equity	396.4	(47.6)	348.8
Total Liabilities and Stockholders’ Equity	$2,492.6	$(182.5)	$2,310.1

Condensed Consolidated Statement of Cash Flows
(Unaudited)

	Nine months ended September 30, 2018
	As Reported	Effect of Adoption	Amounts Excluding Effect of Adoption
	(In millions)
Operating Activities
Net income	$113.8	$(10.0)	$103.8
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	53.5	—	53.5
Amortization of debt discount and deferred financing costs	6.6	—	6.6
Stock-based compensation	12.9	—	12.9
Retirement benefits, net	10.4	—	10.4
Insurance proceeds	(1.9)	—	(1.9)
Changes in assets and liabilities:
Accounts receivable	(95.1)	60.5	(34.6)
Contract assets	49.7	(18.2)	31.5
Other current assets, net	13.1	6.3	19.4
Recoverable environmental remediation costs	(26.7)	—	(26.7)
Other noncurrent assets	0.6	—	0.6
Accounts payable	(36.6)	—	(36.6)
Contract liabilities	(47.5)	(34.9)	(82.4)
Other current liabilities	20.4	—	20.4
Deferred income taxes	24.7	(3.7)	21.0
Reserves for environmental remediation costs	(6.0)	—	(6.0)
Other noncurrent liabilities and other	5.1	—	5.1
Net Cash Provided by Operating Activities	97.0	—	97.0
Investing Activities
Purchases of marketable securities	(47.7)	—	(47.7)
Sales of marketable securities	65.1	—	65.1
Insurance proceeds	1.9	—	1.9
Capital expenditures	(20.9)	—	(20.9)
Net Cash Used in Investing Activities	(1.6)	—	(1.6)
Financing Activities
Debt issuance costs	(3.3)	—	(3.3)
Debt repayments	(20.5)	—	(20.5)
Repurchase of shares for withholding taxes and option costs under employee equity plans	(2.6)	—	(2.6)
Proceeds from shares issued under equity plans	4.6	—	4.6
Net Cash Used in Financing Activities	(21.8)	—	(21.8)
Net Decrease in Cash and Cash Equivalents	73.6	—	73.6
Cash and Cash Equivalents at Beginning of Period	535.0	—	535.0
Cash and Cash Equivalents at End of Period	$608.6	$—	$608.6

The following table summarizes the reclassifications to the December 31, 2017, balance sheet to conform to the current year’s presentation.

	As Reported	Reclassifications due to Adoption	As Adjusted
	(In millions)
ASSETS
Current Assets
Cash and cash equivalents	$535.0	$—	$535.0
Marketable securities	20.0	—	20.0
Accounts receivable	215.5	(151.0)	64.5
Inventories	136.4	(136.4)	—
Contract assets	—	268.1	268.1
Other current assets, net	109.8	19.3	129.1
Total Current Assets	1,016.7	—	1,016.7
Total Noncurrent Assets	1,242.0	—	1,242.0
Total Assets	$2,258.7	$—	$2,258.7
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Current portion of long-term debt	$25.0	$—	$25.0
Accounts payable	100.9	—	100.9
Reserves for environmental remediation costs	35.2	—	35.2
Contract liabilities	—	276.8	276.8
Advance payments on contracts	237.8	(237.8)	—
Other current liabilities	195.9	(39.0)	156.9
Total Current Liabilities	594.8	—	594.8
Total Noncurrent Liabilities	1,561.5	—	1,561.5
Total Liabilities	2,156.3	—	2,156.3
Stockholders’ Equity
Total Stockholders’ Equity	102.4	—	102.4
Total Liabilities and Stockholders’ Equity	$2,258.7	$—	$2,258.7

The following table summarizes the reclassifications to the nine months ended September 30, 2017, statement of cash flows to conform to the current year’s presentation.

	As Reported	Reclassifications due to Adoption	As Adjusted
	(In millions)
Operating Activities
Net income	$42.8	$—	$42.8
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	54.0	—	54.0
Amortization of debt discount and deferred financing costs	6.3	—	6.3
Stock-based compensation	21.2	—	21.2
Retirement benefits, net	(16.2)	—	(16.2)
Other, net	0.3	—	0.3
Changes in assets and liabilities, net of effects from acquisition in 2017:
Accounts receivable	(135.2)	57.2	(78.0)
Inventories	24.3	(24.3)	—
Contract assets	—	(21.9)	(21.9)
Other current assets, net	19.1	(11.0)	8.1
Recoverable environmental remediation costs	14.3	—	14.3
Other noncurrent assets	(47.4)	—	(47.4)
Accounts payable	28.1	—	28.1
Contract liabilities	—	(29.5)	(29.5)
Advance payments on contracts	(39.1)	39.1	—
Other current liabilities	8.5	(9.6)	(1.1)
Deferred income taxes	23.5	—	23.5
Reserves for environmental remediation costs	(15.3)	—	(15.3)
Other noncurrent liabilities and other	36.7	—	36.7
Net Cash Provided by Operating Activities	25.9	—	25.9
Investing Activities
Net Cash Used in Investing Activities	(27.5)	—	(27.5)
Financing Activities
Net Cash Used in Financing Activities	(16.2)	—	(16.2)
Net Increase in Cash and Cash Equivalents	(17.8)	—	(17.8)
Cash and Cash Equivalents at Beginning of Period	410.3	—	410.3
Cash and Cash Equivalents at End of Period	$392.5	$—	$392.5

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
A summary of the significant financial highlights for the three months ended September 30, 2018, which management uses to evaluate our operating performance and financial condition, is presented below.

•	Net sales for the three months ended September 30, 2018, totaled $498.8 million compared with $484.1 million for the three months ended September 30, 2017.

•
Net income for the three months ended September 30, 2018, was $65.0 million, or $0.82 diluted income per share, compared with net income of $12.6 million, or $0.17 diluted income per share, for the three months ended September 30, 2017. Net income for the three months ended September 30, 2018, included a one-time after-tax benefit of $31.6 million, or $0.40 diluted income per share, in environmental remediation provision adjustments as a result of reaching a determination with the U.S. government that certain environmental expenditures are reimbursable.

•
Adjusted EBITDAP (Non-GAAP measure*) for the three months ended September 30, 2018, was $118.1 million compared with $54.6 million for the three months ended September 30, 2017. Adjusted EBITDAP for the three months ended September 30, 2018, included a one-time benefit of $43.0 million in environmental remediation provision adjustments as a result of reaching a determination with the U.S. government that certain environmental expenditures are reimbursable.

•
Segment performance before environmental remediation provision adjustments, retirement benefits, net, and unusual items (Non-GAAP measure*) was $71.3 million for the three months ended September 30, 2018, compared with $53.4 million for the three months ended September 30, 2017.

•
Cash provided by operating activities for the three months ended September 30, 2018, totaled $72.5 million compared with $(11.8) million of cash used in operating activities for the three months ended September 30, 2017.

•
Effective January 1, 2018, we adopted the new revenue recognition guidance. Consistent with the standard, net assets increased by $37.6 million and $578.0 million of net sales were recognized in the cumulative effect at January 1, 2018, with a corresponding reduction to backlog.

•	Total backlog as of September 30, 2018, was $3.7 billion compared with $4.6 billion as of December 31, 2017.
_________
* We provide Non-GAAP measures as a supplement to financial results presented in accordance with GAAP. A reconciliation of the Non-GAAP measures to the most directly comparable GAAP measures is presented later in the Management’s Discussion and Analysis under the heading “Operating Segment Information” and “Use of Non-GAAP Financial Measures.”
In May 2014, the Financial Accounting Standards Board (“FASB”) amended the existing accounting standards for revenue recognition. The amendments are based on the principle that revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. We adopted the guidance effective January 1, 2018, using the modified retrospective method, with the cumulative effect recognized as of January 1, 2018. All applicable amounts and disclosures for the three and nine months ended September 30, 2018, reflect the impact of adoption. As we elected to use the modified retrospective method, prior periods presented have not been restated to reflect the impact of adoption. Reclassifications have been made where noted for conforming presentation only (see Notes 3 and 13 of the Notes to Unaudited Condensed Consolidated Financial Statements).
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
Major Customers
Our primary aerospace and defense customers include the DoD and its agencies, NASA, and the prime contractors that supply products to these customers. Sales to the U.S. government and its agencies, including sales to our significant customers disclosed below, were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
U.S. government	96%	94%	93%	93%
Non U.S. government customers	4	6	7	7
The following are percentages of net sales for significant programs, all of which are included in the U.S. government sales and are comprised of multiple contracts.

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
RS-25	14%	16%	14%	16%
Terminal High Altitude Area Defense (“THAAD”)	11	8	11	9
Standard Missile	10	9	12	8
Customers that represented more than 10% of net sales for the periods presented were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Lockheed Martin Corporation	30%	24%	29%	22%
NASA	19	19	18	19
United Launch Alliance	18	22	19	22
Raytheon Company	16	15	18	15
Our sales to each of the major customers listed above involve several product lines and programs.
Industry Update
We rely on U.S. government spending on aerospace and defense products and systems, and our backlog depends, in large part, on continued funding by the U.S. government for the programs in which we are involved.
In September 2018, the President signed into law H.R. 6157, which included two full-year appropriations bills for Government Fiscal Year (“GFY”) 2019: (i) the Department of Defense Appropriations Act and (ii) the Labor, Health and Human Services, Education and Related Agencies Appropriations Act. H.R. 6157 includes $606.5 billion in base budget funding and $67.9 billion for Overseas Contingency Operations. The bill also includes a Continuing Resolution (“CR”) through December 7, 2018, for any appropriations bills not enacted before October 1, 2018.  Congress has not passed a full-year Commerce, Justice and Science Appropriations bill that includes funding for NASA, therefore subjecting NASA to CR funding through December 7, 2018.

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
We currently estimate that we will incur restructuring and related costs of the Phase I and II programs of approximately $210.0 million (including approximately $60.5 million of capital expenditures). We have incurred $109.5 million through September 30, 2018, including $38.1 million in capital expenditures.
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
A summary of our recoverable amounts, environmental reserves, and estimated range of liability as of September 30, 2018, is presented below:

	Recoverable Amounts (1)	Environmental Reserves	Estimated Range of Liability
	(In millions)
Sacramento	$184.2	$209.3	$209.3- $315.9
Baldwin Park Operable Unit	94.9	107.8	107.8 - 137.0
Other Aerojet Rocketdyne sites	12.1	13.6	13.6 - 22.9
Other sites	0.6	4.7	4.7 - 6.3
Total	$291.8	$335.4	$335.4 - $482.1
_____

(1)
Excludes the receivable from Northrop Grumman Corporation (“Northrop”) of $60.0 million as of September 30, 2018, related to environmental costs already paid (and therefore not reserved) by us in prior years and reimbursable under our agreement with Northrop.

On January 12, 1999, we reached a settlement agreement (“Global Settlement”) with the U.S. government covering environmental costs associated with our Sacramento site and our former Azusa site. Pursuant to the Global Settlement, we can recover up to 88% of our environmental remediation costs through the establishment of prices for Aerojet Rocketdyne's products and services sold to the U.S. government. Additionally, in conjunction with the sale of the Electronics and Information Systems business in 2001, Aerojet Rocketdyne entered into an agreement with Northrop (the “Northrop Agreement”) whereby Aerojet Rocketdyne is reimbursed by Northrop for a portion of environmental expenditures eligible for recovery under the Global Settlement, subject to an annual billing limitation of $6.0 million and a cumulative limitation of $189.7 million.
The cumulative expenditure limitation of $189.7 million under the Northrop Agreement was reached in June 2017. At that time, we were uncertain of the allowability and allocability of additional expenditures above that cumulative limitation and therefore did not recognize a recoverable asset for such amounts. During the three months ended September 30, 2018, we reached a determination with the U.S. government that these expenditures are reimbursable under the Global Settlement and therefore recorded a one-time benefit of $43.0 million to recognize the recoverability of environmental expenditures at a rate of 88%.
Environmental remediation costs are primarily incurred by our Aerospace and Defense segment, and certain of these costs are recoverable from our contracts with the U.S. government. We currently estimate approximately 12% of our future Aerospace and Defense segment environmental remediation costs will not likely be reimbursable and are expensed.
Capital Structure
We have a substantial amount of debt for which we are required to make interest and principal payments. Interest on long-term financing is not a recoverable cost under our U.S. government contracts. As of September 30, 2018, we had $627.5 million of debt outstanding.

Retirement Benefits
On September 10, 2018, we made a discretionary contribution of 2.7 million treasury shares, or $95.0 million, of our common stock to our tax-qualified defined benefit pension. This voluntary contribution will help address the current underfunding of the tax-qualified defined benefit pension plan. This contribution is tax deductible in the current period and will be used as a pre-funding credit. An independent fiduciary has been appointed to manage the contributed shares and direct the manner and timing of the disposition of those shares.
In addition, we expect to make cash contributions of $36.7 million to our tax-qualified defined benefit pension plan in the year ending December 31, 2018, of which $36.1 million is expected to be recoverable from our U.S. government contracts in 2018. We generally are able to recover cash contributions related to our tax-qualified defined benefit pension plan as allowable costs on our U.S. government contracts, but there can be differences between when we contribute cash to our tax-qualified defined benefit pension plan under pension funding rules and recover it under Cost Accounting Standards (“CAS”).
Results of Operations
Net Sales:

	Three months ended September 30,			Nine months ended September 30,
	2018	2017	Change*	2018	2017	Change**
	(In millions)
Net sales:	$498.8	$484.1	$14.7	$1,458.0	$1,349.0	$109.0
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
 * Primary reason for change. Net sales in the three months ended September 30, 2018, would have been $513.2 million under the previous revenue recognition guidance which is $29.1 million higher than the net sales reported in the three months ended September 30, 2017, resulting from an increase of $47.1 million in defense programs primarily driven by increased deliveries on the Standard Missile, Guided Multiple Launch Rocket System (“GMLRS”), THAAD, and Patriot Advanced Capability-3 (“PAC-3”) programs. The increase in net sales was partially offset by a decrease of $18.0 million in space programs primarily driven by a decrease in volume on the Commercial Crew Development program. The Atlas V program contributed sales of $9.1 million under the new revenue recognition guidance in the three months ended September 30, 2018, and sales of $29.6 million under the previous revenue recognition guidance in the three months ended September 30, 2018.
** Primary reason for change. Net sales in the nine months ended September 30, 2018, would have been $1,459.2 million under the previous revenue recognition guidance which is $110.2 million higher than the net sales reported in the nine months ended September 30, 2017, resulting from an increase of $164.4 million in defense programs primarily driven by increased deliveries on the Standard Missile, PAC-3, THAAD and GMLRS programs. The increase in net sales was partially offset by a decrease of $54.2 million in space programs primarily driven by performance issues on the Commercial Crew Development program. The Atlas V program contributed sales of $41.4 million under the new revenue recognition guidance in the nine months ended September 30, 2018, and sales of $74.2 million under the previous revenue recognition guidance in the nine months ended September 30, 2018.
Cost of Sales (exclusive of items shown separately below):

	Three months ended September 30,			Nine months ended September 30,
	2018	2017	Change*	2018	2017	Change**
	(In millions, except percentage amounts)
Cost of sales (exclusive of items shown separately below):	$400.7	$403.8	$(3.1)	$1,197.0	$1,113.8	$83.2
Percentage of net sales	80.3%	83.4%		82.1%	82.6%
* Primary reason for change. The decrease in cost of sales as a percentage of net sales was primarily driven by risk retirements on the RS-68 and RL-10 programs, partially offset by cost growth and performance issues in the current period on the Commercial Crew Development program. The same factors drove the decrease in cost of sales as a percentage of net sales under the previous revenue recognition guidance.
** Primary reason for change. The decrease in cost of sales as a percentage of net sales was primarily due to the following: (i) risk retirements on the RS-68 program, (ii) favorable overhead rate performance, and (iii) cost growth and manufacturing inefficiencies in 2017 on electric propulsion contracts. These factors were partially offset by cost growth and performance issues in the current period on the Commercial Crew Development program and favorable contract performance on the THAA

D program in 2017 as a result of risk retirements and cost reductions. The same factors drove the decrease in cost of sales as a percentage of net sales under the previous revenue recognition guidance.
Selling, General and Administrative Expense (“SG&A”):

	Three months ended September 30,			Nine months ended September 30,
	2018	2017	Change*	2018	2017	Change**
	(In millions, except percentage amounts)
Components of SG&A:
SG&A excluding stock-based compensation	$6.8	$6.5	$0.3	$17.9	$19.5	$(1.6)
Stock-based compensation	6.2	11.0	(4.8)	12.9	21.2	(8.3)
SG&A	$13.0	$17.5	$(4.5)	$30.8	$40.7	$(9.9)
Percentage of net sales	2.6%	3.6%		2.1%	3.0%
Percentage of net sales excluding stock-based compensation	1.4%	1.3%		1.2%	1.4%
* Primary reason for change. The decrease in SG&A expense was primarily driven by a decrease of $4.8 million in stock-based compensation primarily as a result of decreases in the fair value of the stock appreciation rights in the current period.
** Primary reason for change. The decrease in SG&A expense was primarily driven by (i) a decrease of $8.3 million in stock-based compensation primarily as a result of decreases in the fair value of the stock appreciation rights in the current period and accelerated vesting of stock awards to a former executive officer in the three months ended March 31, 2017, and (ii) a decrease in legal and professional services expenses.
Depreciation and Amortization:

	Three months ended September 30,			Nine months ended September 30,
	2018	2017	Change*	2018	2017	Change*
	(In millions)
Components of depreciation and amortization:
Depreciation	$14.1	$14.6	$(0.5)	$41.3	$42.3	$(1.0)
Amortization	3.4	3.4	—	10.3	10.1	0.2
Accretion	0.6	0.6	—	1.9	1.6	0.3
Depreciation and amortization	$18.1	$18.6	$(0.5)	$53.5	$54.0	$(0.5)
* Primary reason for change. The decrease in depreciation expense was primarily the result of increased accelerated depreciation in the three and nine months ended September 30, 2017, associated with changes in the estimated useful lives of long-lived assets to support the cost saving initiatives of the CIP.
Other (Income) Expense, net:

	Three months ended September 30,			Nine months ended September 30,
	2018	2017	Change*	2018	2017	Change**
	(In millions)
Other (income) expense, net:	$(41.3)	$0.6	$(41.9)	$(39.2)	$1.0	$(40.2)
 * Primary reason for change. The increase in other (income) expense, net of $41.9 million was primarily due to a one-time benefit of $43.0 million in environmental remediation provision adjustments as a result of reaching a determination with the U.S. government that certain environmental expenditures are reimbursable under the Global Settlement (see Note 8(c) of the Notes to Unaudited Condensed Consolidated Financial Statements).
** Primary reason for change. The increase in other (income) expense, net of $40.2 million was primarily due to a one-time benefit of $43.0 million in environmental remediation provision adjustments as a result of reaching a determination with the U.S. government that certain environmental expenditures are reimbursable under the Global Settlement (see Note 8(c) of the Notes to Unaudited Condensed Consolidated Financial Statements).

Total unusual items, a component of other (income) expense, net in the unaudited condensed consolidated statements of operations, were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
	(In millions)
Unusual items
Legal related matters	$—	$(0.1)	$—	$(2.0)
Loss on bank amendment	0.2	—	0.2	—
Acquisition costs	—	—	—	1.0
	$0.2	$(0.1)	$0.2	$(1.0)
Three and nine months ended September 30, 2018, activity:
We recorded a charge of $0.2 million associated with an amendment to our senior secured credit facility (the “Senior Credit Facility”).
Three and nine months ended September 30, 2017, activity:
During the three and nine months ended September 30, 2017, we recorded $0.1 million and $2.0 million, respectively, of realized gains, net of interest associated with the failure to register with the SEC the issuance of certain of our common shares under our defined contribution 401(k) employee benefit plan.
During the nine months ended September 30, 2017, we recorded $1.0 million of costs related to the acquisition of the Coleman Aerospace Business.
Retirement Benefits Expense:

	Three months ended September 30,			Nine months ended September 30,
	2018	2017	Change*	2018	2017	Change*
	(In millions)
Components of retirement benefits expense:
Interest cost on benefit obligation	$12.7	$14.8	$(2.1)	$38.2	$44.3	$(6.1)
Assumed return on plan assets	(15.0)	(12.4)	(2.6)	(45.1)	(37.2)	(7.9)
Amortization of prior service credits	(0.1)	—	(0.1)	(0.1)	—	(0.1)
Recognized net actuarial losses	16.8	15.9	0.9	50.2	47.8	2.4
Retirement benefits expense	$14.4	$18.3	$(3.9)	$43.2	$54.9	$(11.7)
 * Primary reason for change. The decrease in retirement benefits expense was primarily due to better than expected investment returns on our pension plan assets and lower interest costs on the benefit obligation.
Interest Income:

	Three months ended September 30,			Nine months ended September 30,
	2018	2017	Change*	2018	2017	Change*
	(In millions)
Interest income:	$2.8	$1.0	$1.8	$6.4	$2.3	$4.1
 * Primary reason for change. The increase in interest income was primarily due to higher average cash and marketable securities balances and interest rates.

Interest Expense:

	Three months ended September 30,			Nine months ended September 30,
	2018	2017	Change*	2018	2017	Change*
	(In millions)
Components of interest expense:
Contractual interest and other	$6.9	$5.6	$1.3	$18.9	$16.6	$2.3
Amortization of debt discount and deferred financing costs	2.2	2.1	0.1	6.6	6.3	0.3
Interest expense	$9.1	$7.7	$1.4	$25.5	$22.9	$2.6
* Primary reason for change. The increase in interest expense was primarily due to a higher variable interest rate on our Senior Credit Facility partially offset by a lower principal balance on the Senior Credit Facility. The Senior Credit Facility variable rate was 4.24% as of September 30, 2018, compared with 3.24% as of September 30, 2017.
Income Tax Provision:
The income tax provision was as follows:

	Nine months ended September 30,
	2018	2017
	(In millions)
Income tax provision	$39.8	$21.2
In the nine months ended September 30, 2018, the income tax provision was $39.8 million for an effective tax rate of 25.9%. Our effective tax rate differed from the 21% statutory federal income tax rate primarily due to state income taxes and certain expenditures which are permanently not deductible for tax purposes, partially offset by the impact of research and development credits.
In the nine months ended September 30, 2017, the income tax provision was $21.2 million for an effective tax rate of 33.1%. Our effective tax rate differed from the 35% statutory federal income tax rate primarily due to tax benefits attributable to the expiration for the statute of limitations, excess tax benefits from the exercise and vesting of stock-based compensation, and the revisions of estimated tax balances based on expected tax filings.
The significant increase in the current income taxes payable during this reporting period relates to the impact of our adoption of the new revenue recognition guidance on January 1, 2018. This increase in current income taxes payable was offset with an increase in deferred tax assets, resulting in no net impact to our income tax provision. In anticipation of the increase to the payable, we filed a non-automatic accounting method change request, Form 3115 Application for Change in Accounting Method, with the Internal Revenue Service (“IRS”) during the three months ended March 31, 2018. As of the reporting period ended September 30, 2018, the IRS had not responded to our request; however, subsequent to this reporting period, we were informed by the IRS that it would not provide a ruling as the U.S. Treasury is currently preparing Treasury Regulations that may provide guidance on this matter. We believe that the increase in the current income taxes payable is an unintended consequence of the new revenue recognition guidance and if the matter is not adequately addressed through such Treasury Regulations, we will further pursue the matter with the IRS.
A valuation allowance is required when it is more-likely-than-not that all or a portion of deferred tax assets may not be realized. Assessing the need for a valuation allowance requires management to evaluate, on a quarterly basis, all available evidence, both positive and negative. As of September 30, 2018, we continue to believe that the weight of the positive evidence outweighed the negative evidence regarding the realization of our net deferred tax assets.
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
Aerospace and Defense Segment

	Three months ended September 30,			Nine months ended September 30,
	2018	2017	Change*	2018	2017	Change**
	(In millions, except percentage amounts)
Net sales	$497.2	$482.5	$14.7	$1,453.2	$1,344.2	$109.0
Segment performance	108.0	46.7	61.3	209.6	137.6	72.0
Segment margin	21.7%	9.7%		14.4%	10.2%
Segment margin before environmental remediation provision adjustments, retirement benefits, net, and unusual items (Non-GAAP measure)	14.2%	11.0%		12.2%	11.2%
Components of segment performance:
Aerospace and Defense income	$70.7	$52.9	$17.8	$176.8	$149.9	$26.9
Environmental remediation provision adjustments	39.9	(0.5)	40.4	37.6	(1.6)	39.2
GAAP/CAS retirement benefits expense difference	(2.6)	(5.8)	3.2	(4.8)	(12.7)	7.9
Unusual items	—	0.1	(0.1)	—	2.0	(2.0)
Aerospace and Defense total	$108.0	$46.7	$61.3	$209.6	$137.6	$72.0
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
Segment performance during the three and nine months ended September 30, 2018, was significantly impacted by a one-time benefit of $43.0 million as a result of reaching a determination with the U.S. government that certain environmental expenditures are reimbursable under the Global Settlement (see Note 8(c) of the Notes to Unaudited Condensed Consolidated Financial Statements).
 * Primary reason for change. Net sales in the three months ended September 30, 2018, would have been $511.6 million under the previous revenue recognition guidance which is $29.1 million higher than the net sales reported in the three months ended September 30, 2017, resulting from an increase of $47.1 million in defense programs primarily driven by increased deliveries on the Standard Missile, GMLRS, THAAD, and PAC-3 programs. The increase in net sales was partially offset by a decrease of $18.0 million in space programs primarily driven by a decrease in volume on the Commercial Crew Development program. The Atlas V program contributed sales of $9.1 million under the new revenue recognition guidance in the three months ended September 30, 2018, and sales of $29.6 million under the previous revenue recognition guidance in the three months ended September 30, 2018.
The increase in segment margin before environmental remediation provision adjustments, retirement benefits, net and unusual items was primarily driven by risk retirements on the RS-68 and RL-10 programs, partially offset by cost growth and performance issues in the current period on the Commercial Crew Development program.
During the three months ended September 30, 2018, we had $26.9 million of favorable changes in contract estimates on operating results before income taxes compared with favorable changes of $11.5 million during the three months ended September 30, 2017.
** Primary reason for change. Net sales in the nine months ended September 30, 2018, would have been $1,454.4 million under the previous revenue recognition guidance which is $110.2 million higher than the net sales reported in the nine months ended September 30, 2017, resulting from an increase of $164.4 million in defense programs primarily driven by increased deliveries on the Standard Missile, PAC-3, THAAD and GMLRS programs. The increase in net sales was partially offset by a decrease of $54.2 million in space programs primarily driven by performance issues on the Commercial Crew Development program. The Atlas V program contributed sales of $41.4 million under the new revenue recognition guidance in the nine months ended September 30, 2018, and sales of $74.2 million under the previous revenue recognition guidance in the nine months ended September 30, 2018.
The increase in the segment margin before environmental remediation provision adjustments, retirement benefits, net and unusual items was primarily due to the following: (i) risk retirements on the RS-68 program, (ii) favorable overhead rate performance, and (iii) cost growth and manufacturing inefficiencies in 2017 on electric propulsion contracts. These factors were partially offset by cost growth and performance issues in the current period on the Commercial Crew Development program and favorable contract performance on the THAAD program in 2017 as a result of risk retirements and cost reductions.
During the nine months ended September 30, 2018, we had $41.0 million of favorable changes in contract estimates on operating results before income taxes compared with favorable changes of $25.2 million during the nine months ended September 30, 2017.
Real Estate Segment

	Three months ended September 30,			Nine months ended September 30,
	2018	2017	Change	2018	2017	Change
	(In millions)
Net sales	$1.6	$1.6	$—	$4.8	$4.8	$—
Segment performance	0.6	0.5	0.1	1.8	2.1	(0.3)
Net sales and segment performance consist primarily of rental property operations.
Backlog
As of September 30, 2018, our total remaining performance obligations, also referred to as backlog, totaled $3.7 billion. We expect to recognize approximately 50%, or $1.9 billion, of the remaining performance obligations as sales over the next twelve months, an additional 30% the following twelve months, and 20% thereafter. A summary of our backlog is as follows:

	September 30, 2018	December 31, 2017
	(In billions)
Funded backlog	$1.6	$2.1
Unfunded backlog	2.1	2.5
Total backlog	$3.7	$4.6
Our adoption of the new revenue recognition guidance accelerated the timing of revenue recognition on some of our contracts which resulted in a $0.6 billion reduction in our backlog as of December 31, 2017. Total backlog includes both funded backlog (unfilled orders for which funding is authorized, appropriated and contractually obligated by the customer) and unfunded backlog (firm orders for which funding has not been appropriated). Indefinite delivery and quantity contracts and unexercised options are not reported in total backlog. Backlog is subject to funding delays or program restructurings/cancellations which are beyond our control.
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

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
	(In millions, except percentage amounts)
Net income	$65.0	$12.6	$113.8	$42.8
Income tax provision	22.6	6.0	39.8	21.2
Interest expense	9.1	7.7	25.5	22.9
Interest income	(2.8)	(1.0)	(6.4)	(2.3)
Depreciation and amortization	18.1	18.6	53.5	54.0
GAAP retirement benefits expense	14.4	18.3	43.2	54.9
CAS recoverable retirement benefits expense	(8.5)	(7.5)	(28.5)	(27.2)
Unusual items	0.2	(0.1)	0.2	(1.0)
Adjusted EBITDAP	$118.1	$54.6	$241.1	$165.3
Net income as a percentage of net sales	13.0%	2.6%	7.8%	3.2%
Adjusted EBITDAP as a percentage of net sales	23.7%	11.3%	16.5%	12.3%
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

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
	(In millions)
Net cash provided by (used in) operating activities	$72.5	$(11.8)	$97.0	$25.9
Capital expenditures	(8.7)	(4.4)	(20.9)	(10.5)
Free Cash Flow	$63.8	$(16.2)	$76.1	$15.4
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

	Nine months ended September 30,
	2018	2017
	(In millions)
Income before income taxes	$153.6	$64.0
Non-cash expenses:
Depreciation and amortization	53.5	54.0
Amortization of debt discount and deferred financing costs	6.6	6.3
Stock-based compensation	12.9	21.2
Retirement benefits non-cash expense	43.2	54.9
Insurance proceeds	(1.9)	—
Other, net	—	0.3
Total non-cash expenses	114.3	136.7
Income before income taxes adjusted for non-cash items	267.9	200.7
Working capital (accounts receivable, contract assets and liabilities, current assets and liabilities, environmental recoveries and reserves, and accounts payable)	(128.7)	(95.3)
Retirement benefits cash funding	(32.8)	(71.1)
Other	(9.4)	(8.4)
Net Cash Provided by Operating Activities	97.0	25.9
Net Cash Used in Investing Activities	(1.6)	(27.5)
Net Cash Used in Financing Activities	(21.8)	(16.2)
Net Increase (Decrease) in Cash and Cash Equivalents	$73.6	$(17.8)
Net Cash Provided by Operating Activities
The $71.1 million increase in cash provided by operating activities for the nine months ended September 30, 2018, compared with the nine months ended September 30, 2017, was primarily due to $67.2 million of improved operating results and a reduction of $38.3 million in retirement benefit cash funding partially offset by cash usage from working capital of $33.4 million. The increased cash usage from working capital was primarily due to (i) an increase in accounts receivable primarily due to the timing of cash receipts; (ii) higher net cash income tax refunds in the prior period; and (iii) a decrease in accounts payable due to vendor payment schedules. These factors were partially offset by the collection of $35.0 million of cash in the three months ended June 30, 2018, as a result of the modification in June 2018 to the AR1 Other Transaction Agreement (“OTA”) with the U.S. Air Force.
Net Cash Used In Investing Activities
During the nine months ended September 30, 2018 and 2017, we had capital expenditures of $20.9 million and $10.5 million, respectively.
During the nine months ended September 30, 2018, we received insurance proceeds of $1.9 million and received net proceeds of $17.4 million in marketable securities.
During the nine months ended September 30, 2017, we purchased Coleman Aerospace for $17.0 million.
Net Cash Used in Financing Activities
During the nine months ended September 30, 2018 and 2017, we had debt repayments of $20.5 million and $15.0 million, respectively.
During the nine months ended September 30, 2018, we had debt issuance costs of $3.3 million associated with an amendment to our Senior Credit Facility.
During the nine months ended September 30, 2018, we had $2.0 million of net proceeds from shares issued under our equity plans.

Debt Activity and Covenants
Our debt principal activity since December 31, 2017, was as follows:

	December 31, 2017	Cash Payments	Non-cash Activity	September 30, 2018
	(In millions)
Term loan	$370.0	$(20.0)	$—	$350.0
2 1/4% Notes	300.0	—	—	300.0
Capital leases	0.9	(0.5)	26.5	26.9
Total Debt and Borrowing Activity	$670.9	$(20.5)	$26.5	$676.9
On September 20, 2018, we amended our Senior Credit Facility to a $1.0 billion commitment (see Note 7 of the Notes to Unaudited Condensed Consolidated Financial Statements).
We were in compliance with our financial and non-financial covenants under the Senior Credit Facility as of September 30, 2018.
Outlook
Short-term liquidity requirements consist primarily of recurring operating expenses, including but not limited to costs related to our capital and environmental expenditures, company-funded R&D expenditures, debt service requirements, and retirement benefit plans. We believe that our existing cash and cash equivalents, marketable securities, and availability under the Senior Credit Facility coupled with cash generated from our future operations will provide sufficient funds to meet our operating plan for the next twelve months. The operating plan for this period provides for full operation of our businesses, including interest and debt payments. As of September 30, 2018, we had $608.6 million of cash and cash equivalents and $3.0 million of marketable securities as well as $611.7 million of available borrowings under our Senior Credit Facility. Based on our existing debt agreements, we were in compliance with our financial and non-financial covenants as of September 30, 2018. Our failure to comply with these covenants could result in an event of default that, if not cured or waived by the lenders, could result in the acceleration of the Senior Credit Facility and 2¼% Notes. In addition, our failure to pay principal and interest when due is a default under the Senior Credit Facility, and in certain cases, would cause a cross default on the 2¼% Notes.
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

•	effects of changes in discount rates and actuarial estimates, actual returns on plan assets, and government regulations on defined benefit pension plans;

•	the possibility that environmental and other government regulations that impact the Company become more stringent or subject the Company to material liability in excess of its established reserves;

•	environmental claims related to the Company's current and former businesses and operations including the inability to protect or enforce previously executed environmental agreements;

•	reductions in the amount recoverable from environmental claims;

•	significant risk exposures and potential liabilities that are inadequately covered by indemnity or insurance;

•	inability to protect the Company's patents and proprietary rights;

•	business disruptions to the extent not covered by insurance;

•	changes or clarifications to current tax law or procedural guidance could adversely impact the Company’s tax liabilities and effective tax rate;

•	the substantial amount of debt that places significant demands on the Company's cash resources and could limit the Company's ability to borrow additional funds or expand its operations;

•	the Company's ability to comply with the financial and other covenants contained in the Company's debt agreements;

•	risks inherent to the real estate market;

•	changes in economic and other conditions in the Sacramento, California metropolitan area real estate market or changes in interest rates affecting real estate values in that market;

•	additional costs related to past or future divestitures;

•	the loss of key employees and shortage of available skilled employees to achieve anticipated growth;

•	a strike or other work stoppage or the Company's inability to renew collective bargaining agreements on favorable terms;

•	fluctuations in sales levels causing the Company's quarterly operating results and cash flows to fluctuate;

•	restatement of previously issued consolidated financial statements may lead to additional risks and uncertainties;

•	failure to maintain effective internal controls in accordance with the Sarbanes-Oxley Act; and

•	those risks detailed in the Company's reports filed with the SEC.
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
As of September 30, 2018, our debt principal excluding capital lease obligations totaled $650.0 million: $300.0 million, or 46%, was at a fixed rate of 2.25%; and $350.0 million, or 54%, was at a variable rate of 4.24%.
The estimated fair value and principal amount of our outstanding debt is presented below:

	Fair Value		Principal Amount
	September 30, 2018	December 31, 2017	September 30, 2018	December 31, 2017
	(In millions)
Term loan	$350.0	$370.0	$350.0	$370.0
2 1/4% Notes	428.2	415.3	300.0	300.0
	$778.2	$785.3	$650.0	$670.0
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
As previously disclosed on a Form 8-K filed with the SEC on September 11, 2018, the Company contributed 2.7 million shares of its common stock to the Aerojet Rocketdyne Master Retirement Trust on September 10, 2018.  The contribution was made in reliance upon the exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended.
Item 3. Defaults upon Senior Securities
None.
Item 4. Mine safety disclosures
Not applicable.
Item 5. Other Information
On October 27, 2018, the Organization & Compensation Committee of the Board of Directors of the Company approved a modification with respect to 20,000 of the restricted shares granted on November 18, 2015, to Eileen P. Drake, the Company’s CEO and President. The modification extends the period for achievement of the Global Settlement Agreement-100% costs performance goal until November 18, 2020. A form of the restricted stock agreement is included in Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on March 16, 2018.
Item 6. Exhibits

No.	Description

10.1
First Amendment to Fourth Amended and Restated Credit Agreement with Bank of America, N.A., dated as of September 20, 2018, filed as Exhibit 10.1 to Aerojet Rocketdyne Holdings, Inc.’s Current Report on Form 8-K dated September 20, 2018 (File No. 1-01520) and incorporated herein by reference.

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

101*
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, formatted in XBRL (Extensible Business Reporting Language): (i) Unaudited Condensed Consolidated Statements of Operations, (ii) Unaudited Condensed Consolidated Statements of Comprehensive Income, (iii) Unaudited Condensed Consolidated Balance Sheets, (iv) Unaudited Condensed Consolidated Statement of Stockholders’ Equity, (v) Unaudited Condensed Consolidated Statements of Cash Flows, and (vi) Unaudited Notes to Unaudited Condensed Consolidated Financial Statements.

_______
* Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Aerojet Rocketdyne Holdings, Inc.

Date:	October 30, 2018	By:	/s/ Eileen P. Drake
Eileen P. Drake
Chief Executive Officer and President
(Principal Executive Officer)

Date:	October 30, 2018	By:	/s/ Paul R. Lundstrom
Paul R. Lundstrom
Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	October 30, 2018	By:	/s/ Daniel L. Boehle
Daniel L. Boehle
Vice President and Controller
(Principal Accounting Officer)