Form 10-K
period 2018-12-31
AEROJET ROCKETDYNE HOLDINGS, INC.
filed 2019-02-19
CIK 40888

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2018
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☒   No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☐   No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒      No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes  ☒      No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§232.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐      No ☒
The aggregate market value of the voting common equity held by nonaffiliates of the registrant as of June 30, 2018, was approximately $2.2 billion.
As of February 12, 2019, there were 78,391,006 outstanding shares of the Company’s common stock, including unvested common shares, $0.10 par value.
Portions of the 2019 Proxy Statement of Aerojet Rocketdyne Holdings, Inc. relating to its annual meeting of stockholders scheduled to be held on May 9, 2019, are incorporated by reference into Part III of this Report.

Aerojet Rocketdyne Holdings, Inc.
Annual Report on Form 10-K
For the Year Ended December 31, 2018

Part I
Item 1. Business
Unless otherwise indicated or required by the context, as used in this Annual Report on Form 10-K ("Report"), the terms "we," "our," "us," and the "Company" refer to Aerojet Rocketdyne Holdings, Inc. and all of its subsidiaries that are consolidated in conformity with accounting principles generally accepted in the United States of America ("GAAP").
All statements in this Report other than historical information should be considered "forward-looking statements" as defined by Section 21E of the Private Securities Litigation Reform Act of 1995. These statements present (without limitation) the expectations, beliefs, plans, and objectives of management and future financial performance and assumptions underlying, or judgments concerning, the matters discussed in the statements. The words "believe," "estimate," "anticipate," "project," "expect," and "reliable" and similar expressions, are intended to identify forward-looking statements. Forward-looking statements involve certain risks, estimates, assumptions, and uncertainties, including with respect to future sales and activity levels, cash flows, contract performance, the outcome of litigation and contingencies, environmental remediation, availability of capital, and anticipated costs of capital. Important risk factors that could cause actual results or outcomes to differ from those expressed in the forward-looking statements are described in the section "Risk Factors" in Item 1A of this Report. Additional risk factors may be described from time to time in our future filings with the Securities and Exchange Commission ("SEC").
Overview
Our operations are organized into two segments:
Aerospace and Defense — includes the operations of our wholly-owned subsidiary Aerojet Rocketdyne, Inc. ("Aerojet Rocketdyne"), a leading technology-based designer, developer and manufacturer of aerospace and defense products and systems for the United States ("U.S.") government, including the Department of Defense ("DoD"), the National Aeronautics and Space Administration ("NASA"), and major aerospace and defense prime contractors.
Real Estate — includes the activities of our wholly-owned subsidiary Easton Development Company, LLC ("Easton") related to the re-zoning, entitlement, sale, and leasing of our excess real estate assets. We currently are in the process of seeking zoning changes and other governmental approvals on our excess real estate assets to optimize their value.
The year of our subsidiary, Aerojet Rocketdyne, ends on the last Saturday in December. As a result of the 2016 calendar, Aerojet Rocketdyne had 53 weeks of operations in 2016 compared with 52 weeks of operations in 2018 and 2017. The additional week of operations, which occurred in the fourth quarter of 2016, accounted for $32.2 million in additional net sales.
We were incorporated in Ohio in 1915 and reincorporated in the State of Delaware on April 11, 2014. Our principal executive offices are located at 222 N. Pacific Coast Highway, Suite 500, El Segundo, California 90245.
Our Internet website address is www.AerojetRocketdyne.com. We have made available through our Internet website, free of charge, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after such materials were electronically filed with, or furnished to, the SEC. We also make available on our Internet website our corporate governance guidelines and the charters for each of the following committees of our Board of Directors: Audit; Corporate Governance & Nominating; and Organization & Compensation. Copies of the Code of Conduct and the Company’s Corporate Governance Guidelines are available on the Company’s web site at www.AerojetRocketdyne.com (copies are available in print to any stockholder or other interested person who requests them by writing to Secretary, Aerojet Rocketdyne Holdings, Inc., 222 N. Pacific Coast Highway, Suite 500, El Segundo, California 90245).
Aerospace and Defense
Aerojet Rocketdyne is a world-recognized technology-based engineering and manufacturing company that develops and produces specialized propulsion systems, as well as armament systems. We develop and manufacture all four propulsion types (liquid, solid, air-breathing, and electric) for space, defense, civil and commercial applications. Principal customers and end users include the DoD (including the U.S. Air Force, U.S. Army, Missile Defense Agency, and U.S. Navy), NASA, The Boeing Company ("Boeing"), Lockheed Martin Corporation ("Lockheed Martin"), Raytheon Company ("Raytheon"), and United Launch Alliance ("ULA").
For over 70 years, we have demonstrated a legacy of successfully meeting the most challenging missions by producing some of the world’s most technologically advanced propulsion systems that are aligned with our nation's critical needs. We believe Aerojet Rocketdyne maintains a unique competitive position due to a strategic focus on creating and maintaining a broad spectrum of propulsion and energetic products assisted by the growing market demand for its innovative energy management technologies. The highly reliable nature of our revenue comes from the long-term nature of the programs with which we are involved, our attractive contract base and our deep customer relationships. High renewal rates, supported by our market leading technology provide us with a highly stable business base from which to grow. As of December 31, 2018, our remaining performance obligations, also referred to as backlog, totaled $4.1 billion and our funded backlog, which includes only amounts for which funding has been authorized by a customer and a purchase order has been received, totaled $1.9 billion.

Primary Markets and Programs
The markets and key programs we serve are:
Aerospace. We specialize in the development and production of propulsion and power systems for space applications. Our products include a broad market offering of both electric and chemical propulsion (liquid propellant engines and solid rocket motors) required for launch vehicle and in-space applications supporting defense, civil and commercially based missions.
Our space launch products have a long, successful flight heritage with the DoD and NASA where we continue to project strong support related to National Security Space requirements enabling communications, navigation, intelligence, surveillance, and reconnaissance missions. We provide booster and upper stage propulsion for ULA’s Delta IV launch vehicle and upper stage propulsion for the Atlas V ("Atlas") launch vehicle in support of the Evolved Expendable Launch Vehicle ("EELV") program, as well as a limited number of Delta II vehicles which are supporting commercial customers launching Earth Observation spacecraft. In 2018, we announced contract awards associated with two new rocket development efforts for the U.S. government and commercial customers that assure the continued flight of our RL-10 cryogenic upper stage engine, providing more than 50 years of flight heritage.
During 2018, we continued to make progress in moving toward first launch of NASA’s Space Launch System ("SLS"). An inventory of 16 flight-ready RS-25 main engines are nearly complete and include newly upgraded flight controller to support the first four flights of the heavy-lift rocket. In parallel, we are modernizing our RS-25 components and preparing for production of the next generation of RS-25 engines.
We achieved several successful milestones in 2018 supporting NASA’s scientific programs. Every phase of NASA’s Mars InSight lander’s journey to the red planet was supported by our products. All eight successful landings on Mars have relied on our propulsion. We also provided all 28 rocket engines on OSIRIS-REx, the asteroid sample-return probe that recently arrived at Asteroid Bennu. In addition to powering the launch vehicle’s main and second stages, we are providing critical in-space propulsion. Our thrusters enabled braking maneuvers to support the arrival, and will maneuver the spacecraft during its year of close-proximity science operations, and enable its journey back to Earth’s orbit. Also, NASA’s Parker Solar Probe, launched with our RS-68A and RL-10 engines, is using our propulsion system to enable the probe’s 7-year journey to within 6.2 million kilometers of the Sun’s surface - eight times closer than the previous record.
We continued to mature critical technologies for our nation’s next generation of advanced hydrocarbon engines for future high-performance booster systems with the ability to eliminate the U.S. dependence on Russian-provided booster systems for National Security Space Launches. In February 2016, pursuant to an Other Transaction Agreement ("OTA"), the U.S. Air Force selected Aerojet Rocketdyne and ULA to share in a public-private partnership to develop jointly the AR1 engine under an agreement valued at $804.0 million with the U.S. Air Force investing two-thirds of the funding required to complete development of the AR1 engine by December 2019. In June 2018, the Company and the U.S. Air Force signed a modification to the existing OTA to modify the scope, funding, cost share, and period of performance of the AR1 engine. The modified OTA is valued at $353.8 million with the U.S. Air Force investing five-sixths of the funding required to design, build, and assemble a single AR1 engine prototype by December 2019.
A subset of our key space programs include: RL-10, RS-68, and RS-25 engines/boosters that power EELV launch vehicles, propulsion for the Orion human space capsule and the Starliner Commercial Crew Transportation Capability capsule, AR1, and multiple in-space electric and chemical propulsion systems to provide orbit raising and satellite station positioning.
Defense. We specialize in the development and production of propulsion systems for defense applications including both solid and liquid propellant based systems, along with air-breathing (ramjet) systems for missile applications. The majority of these systems are the primary axial propulsion for missile systems. The breadth of our products includes tactical missiles, missile defense boosters and large solid-propellant boosters for a variety of applications.
We also develop and manufacture liquid and solid divert and attitude control ("DACs") propulsion systems for missile defense applications. These are complex systems that provide multi-directional thrust and variable thrust levels to steer or control an intercept missile. Additionally, we develop and manufacture post-boost propulsion systems for strategic missiles. These systems provide directional control for critical missile defense interceptors and for ground and sea-based strategic missiles.
We also design, develop, and produce warhead/lethality systems for tactical missiles. Our tactical armament products have been successfully fielded on multiple active U.S. and international weapon system platforms.
During 2018, we continued to expand our strong legacy propulsion franchises on the Standard Missile, Patriot Advanced Capability-3 ("PAC-3"), Terminal High Altitude Area Defense ("THAAD") and Guided Multiple Launch Rocket System ("GMLRS") missile propulsion systems. These franchise programs all experienced backlog growth during 2018, and continue to be globally deployed in support of U.S. and allied armed forces.
As part of our continuing Competitive Improvement Program, we built on the 2017 validation of activity to move energetic production of the Standard Missile-3 DACs and THAAD Boost Motor from our Sacramento, California facility to our Orange County, Virginia, and Camden, Arkansas, facilities. In 2018, we completed facility construction of a new Advanced Manufacturing Facility in Huntsville, Alabama, that will produce high-value non-energetic sub-assemblies for Standard Missile and THAAD; completing the transition of defense manufacturing out of the Sacramento facility. These production consolidation activities help to reduce costs and strengthen competitiveness.
In the advanced programs business arena, we initiated a full-scale engineering development of the advanced air-launched ("AAL") propulsion system that will transition to production. In the hypersonic propulsion technology area, we were competitively selected for multiple key missile propulsion development programs including: Hypersonic Conventional Strike Weapon ("HCSW") with Lockheed Martin and Operational Fires ("OpFires") with the U.S. Defense Advanced Research Projects Agency ("DARPA"). Both of these systems use conventional solid rocket motors to achieve hypersonic missile velocities. Our work on complementary air-breathing propulsion (ramjet / scramjet) for hypersonic missile continued in 2018 with significant hardware testing and maturation.
Finally, our Aerojet Rocketdyne Coleman Aerospace ("Coleman") business successfully completed development of the medium-range ballistic missile ("MRBM") target that is C-17 aircraft deployed. The initial deployment of an inert MRBM system from a C-17 occurred in early 2019. Coleman also continued to expand its scope on the Missile Defense MRBM missile target program.
A subset of our key defense programs include: Boosters and Solid DACs for the Navy’s Standard Missile family, Booster and Liquid DACs for THAAD, PAC-3, GMLRS, Redesigned Exoatmospheric Kill Vehicle ("RKV") Liquid DACs, Stinger, Javelin, Tactical Tomahawk, Army TACMs, Tube-launched Optically-tracked Wire-guided warhead, and HAWK.
Information concerning the percentage of net sales attributable to our significant programs appears in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations under the caption "Major Customers."
Competition
The competitive dynamics of our multi-faceted marketplace vary by product line and customer, but we experience many of the same influences felt by the broader aerospace and defense industry. The large majority of products we manufacture are highly complex, technically sophisticated and extremely hazardous to build, demanding rigorous manufacturing procedures and highly specialized manufacturing equipment. While historically these factors, posed substantial barriers to entry, modern design tools and manufacturing techniques (such as additive manufacturing) available to new entrants with the ability to self-fund start-up as well as development costs has led to increased competition in aerospace markets. To date, competition from new entrants has been limited to a few participants who tend to be narrowly focused on products that are sub-elements of our overall product portfolio. For example, entrepreneurs such as SpaceX and Blue Origin, who have been or are in the process of developing liquid fuel propulsion capabilities are primarily focused on the development of space propulsion systems for heavy lift launch vehicles and are not pursuing or participating in the missile defense or tactical propulsion products that make up a substantial portion of our overall business. These new entrepreneurs have signaled their intent to compete primarily on price and are therefore bringing pressure to bear on existing cost paradigms and manufacturing methodologies.
The following table lists the primary participants in the propulsion market (in alphabetical order):

Company	Parent	Propulsion Type
Aerojet Rocketdyne	Aerojet Rocketdyne Holdings, Inc.	Solid, liquid, air-breathing, electric
Airbus Defence and Space (formerly Astrium)	Airbus Group	Solid, liquid
Avio	Avio S.p.A	Solid, liquid
Blue Origin LLC	Blue Origin	Liquid
Electron Technologies, Inc.	L-3 Communications Corporation	Electric
General Dynamics OTS	General Dynamics	Solid
Moog Inc.	Moog Inc.	Liquid, electric
Nammo Talley	Nammo Talley	Solid
Northrop Grumman Innovation Systems	Northrop Grumman Corporation ("Northrop")	Solid, liquid, air-breathing
Safran	Safran	Solid, liquid
SpaceX	SpaceX	Liquid
Industry Overview
Our primary aerospace and defense customers include the DoD and its agencies, NASA, and the prime contractors that supply products to these customers. Our backlog depends, in large part, on continued funding by the U.S. government for the programs in which we are involved. These funding levels are not generally correlated with any specific economic cycle, but rather follow the cycle of general public policy and political support for this type of funding. Moreover, although our contracts will be performed over a period of several years, the U.S. Congress must appropriate funds for a given program and the U.S. President must sign into law such appropriations legislation each government fiscal year ("GFY") that may significantly increase, decrease or eliminate, funding for a program. A decrease in DoD and/or NASA expenditures, the elimination or curtailment of a material program in which we are or hope to be involved, or changes in payment patterns of our customers as a result of changes in U.S. government outlays, could have a material adverse effect on our operating results, financial condition, and/or cash flows.
In September 2018, the U.S. President signed into law H.R. 6157, which included two full-year appropriations bills for GFY 2019: (i) the DoD Appropriations Act and (ii) the Labor, Health and Human Services, Education and Related Agencies Appropriations Act. For Defense, the bill, now Public Law 115-245, includes $606.5 billion in base budget funding and $67.9 billion for Overseas Contingency Operations. On February 15, 2019, the U.S. President signed legislation to fund several U.S. government agencies, including NASA.

The SLS appears to remain a top Congressional priority as the CR included a provision to allow NASA the funding flexibility for SLS and deep exploration to remain on track. The SLS program also has enjoyed wide, bipartisan support in both chambers of Congress. We maintain a strong relationship with NASA and our propulsion systems have been powering NASA launch vehicles and spacecraft since the inception of the U.S. space program. Our booster, upper stage and Orion vehicle propulsion systems are currently baselined on the new SLS vehicle and both upper stage and booster engines are in development for future SLS variants. Due to the retirement of the space shuttle fleet, U.S. astronauts have been dependent on Russian Soyuz flights for access to and from the International Space Station ("ISS") for the better part of this decade. NASA has been working to re-establish U.S. manned space capability as soon as possible through development of a new "space taxi" to ferry astronauts and cargo to the ISS. In 2014, Boeing’s CST-100 Starliner capsule, powered by Aerojet Rocketdyne propulsion, was selected by NASA to transport astronauts to and from the ISS. As Boeing’s business partner, Aerojet Rocketdyne will be providing the propulsion system for this new capsule, thereby supplementing its work for NASA on the SLS designed for manned deep space exploration. In both instances, we have significant propulsion content and we look forward to supporting these programs for NASA.
Major Customers
Information concerning major customers appears in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations under the caption "Major Customers."
Contract Types
Research and development contracts are awarded during the early stages of a program’s development. Production contracts provide for the production and delivery of mature products for operational use. Aerojet Rocketdyne’s contracts are largely categorized as either "fixed-price" (largely used by the U.S. government for production-type contracts) or "cost-reimbursable" (largely used by the U.S. government for development-type contracts). During 2018, approximately 63% of our net sales were from fixed-price contracts and 37% from cost-reimbursable contracts.
Fixed-price contracts are typically (i) firm fixed-price, (ii) fixed-price-incentive fee, or (iii) fixed-price level of effort contracts. For firm fixed-price contracts, Aerojet Rocketdyne performs work for a fixed price and realizes all of the profit or loss resulting from variations in costs during contract performance. For fixed-price-incentive fee contracts, Aerojet Rocketdyne receives increased or decreased fees (or profits) based upon actual performance against established targets or other criteria. For fixed-price level of effort contracts, Aerojet Rocketdyne generally receives a structured fixed price per labor hour, dependent upon the customer’s labor hour needs. All fixed-price contracts present the risk of unreimbursed cost overruns potentially resulting in lower than expected contract profit margin and losses.
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
In addition, OTA contracts are becoming more prevalent in the developmental stages of U.S. government procurements. An OTA is a special vehicle used by federal agencies for obtaining or advancing research and development or prototypes. The U.S. government's procurement regulations and certain procurement statutes do not apply to OTAs, and accordingly, other transaction authority gives agencies the flexibility necessary to develop agreements tailored to a particular transaction. Our sales and backlog figures do not include work we have under contracts obligated by the customer under an OTA as our share of the contract costs are recognized as company-funded research and development.
Government Contracts and Regulations
U.S. government contracts generally are subject to Federal Acquisition Regulations ("FAR"), agency-specific regulations that supplement FAR, such as the DoD’s Defense Federal Acquisition Regulations, and other applicable laws and regulations. These regulations impose a broad range of requirements, many of which are unique to U.S. government contracting, including various procurement, import and export, security, contract pricing and cost, contract termination and adjustments, mandatory disclosure, and audit requirements. Our failure to comply with these regulations and requirements could result in reductions of the value of contracts, contract modifications or termination, inability to bill and collect receivables from customers, and the assessment of penalties and fines that could lead to suspension or debarment from U.S. government contracting or subcontracting. In addition, as a U.S. government contractor, we are subject to routine audits, reviews, and investigations by the Defense Contract Audit Agency ("DCAA"), the Defense Contract Management Agency, and other similar U.S. government agencies. Such reviews include but are not limited to our contract performance, compliance with applicable laws, regulations, and standards as well as the review of the adequacy of our accounting systems, purchasing systems, property management systems, estimating systems, earned value management systems, and material management and accounting systems.
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

Backlog
Information concerning backlog appears in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations under the caption "Backlog."
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
The following table summarizes our R&D expenditures:

	Year Ended December 31,
	2018	2017	2016
	(In millions)
Customer-funded	$591.6	$561.1	$513.0
Company-funded	46.7	44.6	43.0
Total R&D expenditures	$638.3	$605.7	$556.0
Suppliers and Raw Materials
The national aerospace supply base continues to consolidate due to economic, environmental, and marketplace circumstances beyond our control. The loss of key qualified suppliers of technologies, components, and materials can cause significant disruption to our program performance and cost.
 Availability of raw materials and supplies has been generally sufficient. We sometimes are dependent, for a variety of reasons, upon sole-source or qualified suppliers and have, in some instances in the past, experienced difficulties meeting production and delivery obligations because of delays in delivery or reliance on such suppliers. Further, as a U.S. government contractor, we are often limited to procuring materials from certain suppliers capable of meeting rigorous customer and government specifications.
Additional information about the risks relating to suppliers and raw materials appears in "Risk Factors" in Item 1A of this Report.
Intellectual Property
Where appropriate, Aerojet Rocketdyne obtains patents in the U.S. and other countries for new and useful processes, machines, manufactures or compositions of matter, or any new and useful improvements thereof relating to its products and services. Our patents are maintained through the statutory limit of time, which is typically 20 years from the date of filing of the patent application, where the claimed invention has value in the markets in which we compete. We rely on trade secret protection for financial, technical and personnel information that provides an economic competitive advantage by virtue of not being known by the relevant public and ordinarily require employees to sign confidentiality agreements as a condition to employment. If properly protected, trade secrets can be maintained in perpetuity. Aerojet Rocketdyne takes reasonable steps to prevent disclosure of its trade secrets in order to maintain protection under applicable state and federal laws. As our products and services typically embody complex systems that include many technologies, we do not believe any single existing patent, license, or trade secret is material to our success.
Real Estate
We own 11,394 acres of land adjacent to U.S. Highway 50 between Rancho Cordova and Folsom, California east of Sacramento ("Sacramento Land"). Acquired in the early 1950s and historically used for our aerospace and defense operations, large portions were used solely to provide safe buffer zones around hazardous operations. Modern changes in propulsion technology coupled with the relocation of our propulsion operations led us to determine large portions of the Sacramento Land were no longer needed for operations. Consequently, our plan has been to re-entitle the Sacramento Land for new uses and explore various opportunities to optimize its value.
The Sacramento Land is made up of 5,203 acres used for our aerospace and defense operations, 628 acres available for future entitlement, and 5,563 acres for future development under the brand name "Easton". Easton has 3,904 acres that are fully entitled. The term "entitlement" is generally used to denote the required set of regulatory approvals required to allow land to be zoned for new requested uses. Required regulatory approvals vary with each jurisdiction and each zoning proposal and may include permits, land use master plans, zoning designations, state and federal environmental documentation, and other regulatory approvals unique to the land. The entitlement and development process in California is long and uncertain with approvals required from various authorities, including local jurisdictions, and in select projects, permits required by federal agencies such as the U.S. Army Corps of Engineers and the U.S. Department of Interior, Fish and Wildlife Service, and others prior to construction.
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
The following table summarizes the Sacramento Land (in acres):

	Environmentally Unrestricted	Environmentally Restricted (1)	Total	Entitled
Glenborough and Easton Place	1,043	349	1,392	1,392
Rio del Oro	1,818	491	2,309	2,309
Westborough	1,387	272	1,659	—
Hillsborough (2)	51	97	148	148
Office Park and Auto Mall	47	8	55	55
Total Easton acreage	4,346	1,217	5,563	3,904
Operations land	24	5,179	5,203
Land available for future entitlement (3)	386	242	628
Total Sacramento Land	4,756	6,638	11,394
_________

(1)
Indicates land subject to restrictions imposed by state and/or federal regulatory agencies because of our historical propulsion system testing and manufacturing activities. We are actively working with the various regulatory agencies to have the restrictions removed as early as practicable, and the solutions to use these lands within Easton have been accounted for in the various land use plans and granted entitlements. See Note 8(c) in the consolidated financial statements in Item 8 of this Report for a discussion of the federal and/or state environmental restrictions affecting portions of the Sacramento Land.

(2) The remaining 148 acres designated in Hillsborough will be transferred, per the completed purchase and sale contract from 2015, when the required environmental remediation work is completed.

(3)
We believe it will be several years before any of this excess Sacramento Land is available for future change in entitlement. Some of this excess land is outside the current Urban Services Boundary established by the County of Sacramento and all of it is far from existing infrastructure, making it uneconomical to pursue entitlement for this land at this time.

Leasing & Other Real Estate
We currently lease approximately 0.5 million square feet of office space in Sacramento to various third parties. These leasing activities generated $6.4 million in revenue in 2018.
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
Under existing U.S. environmental laws, Potentially Responsible Parties ("PRPs"), are jointly and severally liable, and therefore we are potentially liable to the U.S. government or other third parties for the full cost of remediating the contamination at our facilities or former facilities or at third-party sites where we have been designated as a PRP by the Environmental Protection Agency or state environmental agencies. The nature of environmental investigation and cleanup activities requires significant management judgment to determine the timing and amount of any estimated future costs that may be required for remediation measures. Further, environmental standards change from time to time. However, we perform quarterly reviews of these matters and accrue for costs associated with environmental remediation when it becomes probable that a liability has been incurred and the amount of the liability, usually based on proportionate sharing, can be reasonably estimated. These liabilities have not been discounted to their present value as the amounts and timing of cash payments are not fixed or reliably determinable.
On January 12, 1999, we reached a settlement agreement ("Global Settlement") with the U.S. government covering environmental costs associated with our Sacramento site and our former Azusa site. Pursuant to the Global Settlement, we can recover up to 88% of our environmental remediation costs through the establishment of prices for Aerojet Rocketdyne's products and services sold to the U.S. government. Additionally, in conjunction with the sale of the Electronics and Information Systems business in 2001, Aerojet Rocketdyne entered into an agreement with Northrop (the "Northrop Agreement") whereby Aerojet Rocketdyne is reimbursed by Northrop for a portion of environmental expenditures eligible for recovery under the Global Settlement, subject to an annual billing limitation of $6.0 million and a cumulative limitation of $189.7 million.
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
We did not incur material capital expenditures for environmental control facilities in 2018 nor do we anticipate any material capital expenditures in 2019 and 2020. See Management’s Discussion and Analysis in Part II, Item 7 "Environmental Matters" of this Report for additional information.
Additional information on the risks related to environmental matters can be found under "Risk Factors" in Item 1A of this Report, including the material effects on compliance with environmental regulations that may impact our competitive position and operating results.
Employees
As of December 31, 2018, 12% of our 5,004 employees were covered by collective bargaining agreements. We believe that our relations with our employees and unions are good.
Item 1A. Risk Factors
Reductions, delays or changes in U.S. government spending, including failure to timely appropriate funding, may reduce, delay or cancel certain programs in which we participate and as a result adversely affect our financial results.
Our primary aerospace and defense customers include the DoD and its agencies, NASA, and the prime contractors that supply products to these customers. We rely on particular levels of U.S. government spending on propulsion systems for defense, space and armament systems for precision tactical weapon systems and munitions applications, and our backlog depends, in a large part, on continued funding by the U.S. government for the programs in which we are involved. These spending levels are not generally correlated with any specific economic cycle, but rather follow the cycle of general public policy and political support for this type of spending. Moreover, although our contracts often contemplate that our services will be performed over a period of several years, the U.S. President must propose and Congress must appropriate funds for a given program each GFY and may significantly change, increase, reduce or eliminate, funding for a program. The failure by Congress to approve future budgets on a timely basis could delay procurement of our products and services and cause us to lose future revenues. If a prolonged government shutdown were to occur, it could result in program cancellations, disruptions and/or stop work orders and could limit the U.S. government’s ability to make timely payments, and our ability to perform on our U.S. government contracts.
In addition, a decrease in DoD and/or NASA expenditures, the elimination or curtailment of a material program in which we are involved, or changes in payment patterns of our customers as a result of changes in U.S. government spending, could have a material adverse effect on our operating results, financial condition, and/or cash flows.
The cancellation or material modification of one or more significant contracts could adversely affect our financial results.
Sales, directly and indirectly, to the U.S. government and its agencies accounted for approximately 94% of our total net sales in 2018. Our contracts typically permit the U.S. government to unilaterally modify or terminate a contract or to discontinue funding for a particular program at any time. The cancellation of a contract, if terminated for cause, could also subject us to liability for the excess costs incurred by the U.S. government in procuring undelivered items from another source. If terminated for convenience, our recovery of costs would be limited to amounts already incurred or committed (including severance costs for terminated employees), and our profit would be limited based on the work completed prior to termination.
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
In 2018, approximately 63% of our net sales were from fixed-price contracts, most of which are in mature production mode. Under fixed-price contracts, we agree to perform specified work for a fixed price and realize all of the profit or loss resulting from variations in the costs of performing the contract. As a result, all fixed-price contracts involve the inherent risk of unreimbursed cost overruns. To the extent we incur unanticipated cost overruns on a program or platform subject to a fixed-price contract, our profitability would be adversely affected. Future profitability is subject to risks including the ability of suppliers to deliver components of acceptable quality on schedule and the successful implementation of automated tooling in production processes.
In 2018, approximately 37% of our net sales were from cost reimbursable contracts. Under cost reimbursable contracts, we agree to be reimbursed for allowable costs and paid a fee. If our costs are in excess of the final target cost, fees and our margin may be adversely affected. If our costs exceed authorized contract funding or do not qualify as allowable costs under applicable regulations, those costs are expensed, and we will not be reimbursed for those costs. Cost overruns may adversely affect our financial performance and our ability to win new contracts.
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
Our Aerospace and Defense segment is subject to procurement and other related laws and regulations inherent in contracting with the U.S. government, and non-compliance could adversely affect our financial results.
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
The release, unplanned ignition, explosion, or improper handling of dangerous materials used in our business could disrupt our operations and adversely affect our financial results.
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
Our Competitive Improvement Program ("CIP") may not be successful in aligning our operations to current market conditions.
During 2015, we initiated the first phase ("Phase I") of our CIP comprised of activities and initiatives aimed at reducing costs in order for us to continue to compete successfully. Phase I is comprised of three major components: (i) facilities optimization and footprint reduction; (ii) product affordability; and (iii) reduced administrative and overhead costs. On April 6, 2017, the Board of Directors approved the second phase ("Phase II") of our previously announced CIP. Pursuant to Phase II, we expanded CIP and further consolidated our Sacramento, California, and Gainesville, Virginia sites, while centralizing and expanding our existing presence in Huntsville, Alabama. We have incurred and will continue to incur significant expenditures to implement the CIP. The CIP may not be successful in achieving anticipated future cost savings and other benefits within the expected timeframes, may be insufficient to successfully restructure our operations through, among other ways, the relocation of programs or the inability to transition institutional program knowledge, to conform with the changes affecting our industry, may disrupt our operations, or may be more costly than currently anticipated. See additional information in Note 11 in the consolidated financial statements in Item 8 of this Report.
Our pension plans are currently underfunded and we expect to be required to make cash contributions in future periods, which may reduce the cash available for our businesses.
As of the last measurement date at December 31, 2018, the pension assets, projected benefit obligations, and unfunded pension obligation were $894.8 million, $1,288.7 million, and $393.9 million, respectively. We expect to make cash contributions of approximately $37.0 million to our tax-qualified defined benefit pension plan in 2019. During 2018, we made cash contributions of $36.7 million to our tax-qualified defined benefit pension plan of which $36.1 million was recoverable from our U.S. government contracts in 2018 with the remaining $0.6 million expected to be recoverable from our U.S. government contracts in the future. We generally are able to recover cash contributions related to our tax-qualified defined benefit pension plan as allowable costs on our U.S. government contracts, but there can be differences between when we contribute cash to our tax-qualified defined benefit pension plan under pension funding rules and recover it under Cost Accounting Standards ("CAS").
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
Although we undertake a due diligence investigation of each business that we have acquired or may acquire, there may be liabilities of the acquired companies that we fail to, or were unable to, discover during the due diligence investigation and for which we, as a successor owner, may be responsible. Our efforts to minimize the impact of these types of potential liabilities through indemnities and warranties from sellers in connection with acquisitions may not fully cover the liabilities due to limitations in scope, amount or duration, financial limitations of the indemnitor or warrantor, or other reasons.
Cyber security incidents could disrupt business operations, result in the loss of critical and confidential information, and adversely impact our reputation and results of operations.
We routinely experience cyber security threats, threats to our information technology infrastructure and unauthorized attempts to gain access to our sensitive information, as do our customers, suppliers, subcontractors, and other partners. We may experience similar security threats at customer sites that we operate and manage as a contractual requirement. The threats we face vary from attacks common to most industries to more advanced and persistent, highly organized adversaries who target us and other defense and aerospace companies because we protect national security information. If we are unable to protect sensitive information, our customers or governmental authorities could question the adequacy of our threat mitigation and detection processes and procedures. The costs related to cyber or other security threats or disruptions may not be fully insured or indemnified by other means. The occurrence of any of these events could adversely affect our internal operations, the services we provide to our customers, our future financial results, our reputation or our stock price, or such events could result in the loss of competitive advantages derived from our research and development efforts or other intellectual property, early obsolescence of our products and services, or contractual penalties.
Due to the evolving nature of these security threats, the impact of any future incident cannot be predicted. Cyber security assessment analyses undertaken by us to identify and prioritize steps to enhance our cyber security safeguards, and our steps to implement such recommendations can be no assurance that we will adequately protect our information or that we will not experience any future successful attacks. Moreover, we may be required to expend significant additional resources to modify our cyber security protective measures, to investigate and remediate vulnerabilities or other exposures or to make required notifications, and we may be subject to litigation and financial losses.
Our business and operations could be adversely impacted in the event of a failure of our information technology infrastructure or failure to perform by our third party service providers.
We are dependent on various critical information technologies, including cyber security functions, administered and supported by third party service providers. The use of third party service providers can cause unexpected security vulnerabilities, loss of control and additional costs in the delivery of information services and data storage. Any disruption of our information technology infrastructure may cause operational stoppages, fines, penalties, diminished competitive advantages through reputational damages and increased operational costs. Additionally, we may incur additional costs to comply with our customers', including the U.S. government's, increased cyber security protections and standards in our products.
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
We use a significant quantity of raw materials that are subject to market fluctuations and government regulations. Further, as a U.S. government contractor, we are often required to procure materials from suppliers capable of meeting rigorous customer and government specifications. As market conditions change for these companies, they often discontinue materials with low sales volumes or profit margins. We are often forced to either qualify new materials or pay higher prices to maintain the supply. We may be unable to establish replacement materials and secure customer funding to address specific qualification needs of the programs.
The supply of ammonium perchlorate, a principal raw material used in solid propellant, for many years, has been limited to a domestic independent single source that supplies the majority of the domestic solid propellant industry and actual pricing is based on the total industry demand. The completion of the Space Shuttle Program reduced demand, resulting in significant unit price increases. Although many of our contracts and proposals incorporate abnormal escalation pricing language, we may not be successful in passing the entire price increase on to the customer or may have a reduced profit margin as a result of any such price increase.
We are also impacted, as is the rest of the industry, by fluctuations in the sustained availability, prices and lead-times of raw materials used in production on various fixed-price contracts, particularly on multi-year programs. We continue to experience volatility in the price and lead-times of certain commodity metals, electronic components, and constituent chemicals. Additionally, we may not be able to continue to negotiate with our customers for economic and/or price adjustment clauses tied to obsolete materials and commodity indices to reduce program impact. The DoD also continues to rigorously enforce the provisions of the "Berry Amendment" which imposes a requirement to procure certain strategic materials critical to national security only from U.S. sources. Cost remains a concern as this industry continues to quote "price in effect" at time of shipment terms, increasing the cost risk to our programs. An emerging challenge to the extended supply chain is U.S. government contracting regulations to comply with stringent cyber security regulations that may influence the cost of material and services on U.S. government contracts. Further, a relatively recent Missile Defense Agency ("MDA") requirement to pre-approve supplier background screening processes of personnel that will have access to "controlled unclassified information" and separately approve any supplier personnel with dual citizenship has been challenging due to delays at MDA in approving requests which will potentially impact the award of subcontracts while approval is pending. Cyber security requirements will prove to be a continuing challenge as some small key/critical suppliers do not have the capability or infrastructure to support the requirements.
We are monitoring for significant changes across our supply chain due to increased tariffs on materials imported directly, or significant effects on domestic materials indirectly, we are monitoring for increases in anticipation.
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
As of December 31, 2018, the aggregate range of our estimated future environmental obligations was $327.9 million to $472.1 million and the accrued amount was $327.9 million. In many cases the nature and extent of the required remediation has not yet been determined. Given the many uncertainties involved in assessing liability for environmental claims, our reserves may prove to be insufficient. For example, in 2016, we reached a decision with the U.S. government on the treatment of certain utility costs related to the Sacramento site resulting in a reserve increase of $59.4 million. The reserves are based only on known sites and the known contamination at those sites. It is possible that additional sites needing remediation may be identified or that unknown contamination at previously identified sites may be discovered. It is also possible that the regulatory agencies may change clean-up standards for chemicals of concern such as ammonium perchlorate and trichloroethylene. This could lead to additional expenditures for environmental remediation in the future and, given the uncertainties involved in assessing liability for environmental claims, our reserves may prove to be insufficient.
Most of our environmental costs are incurred by our Aerospace and Defense segment, and certain of these future costs are allowable to be included in our contracts with the U.S. government. We currently estimate approximately 12% of our Aerospace and Defense segment environmental costs will not likely be reimbursable.

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
A significant portion of our business relates to developing and manufacturing propulsion systems for defense and space applications, armament systems for precision tactical weapon systems, and munitions applications. New technologies may be untested or unproven. In addition, we may incur significant liabilities that are unique to our products and services. In some, but not all, circumstances, we may receive indemnification from the U.S. government but there is no guarantee such indemnification will sufficiently cover our liability. While we maintain insurance for certain risks, the amount of our insurance coverage may not be adequate to cover all claims or liabilities, and it is not possible to obtain insurance to protect against all operational risks and liabilities. Accordingly, we may be forced to bear substantial costs resulting from risks and uncertainties of our business, which could have a material adverse effect on our operating results, financial condition, and/or cash flows.
Our inability to protect our trade secrets, patents and proprietary rights could adversely affect our businesses’ prospects and competitive positions.
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
We have a substantial amount of debt for which we are required to make interest and principal payments. Interest on long-term financing is not a recoverable cost under our U.S. government contracts. As of December 31, 2018, we had $672.8 million of debt principal. Subject to the limits contained in some of the agreements governing our outstanding debt, we may incur additional debt in the future. Our maintenance of higher levels of indebtedness could have adverse consequences including impairing our ability to obtain additional financing in the future.
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
Our secured debt also contains other customary covenants, including, among others, provisions restricting our ability to pledge assets or create other liens. In addition, certain covenants in our bank facility require that we maintain certain financial ratios.
Based on our existing debt agreements, we were in compliance with our financial and non-financial covenants as of December 31, 2018. Any of the covenants described in this risk factor may restrict our operations and our ability to pursue potentially advantageous business opportunities. Our failure to comply with these covenants could result in an event of default that, if not cured or waived, could result in the acceleration of our amended and restated senior credit facility entered into on September 20, 2018, (the "Senior Credit Facility") with the lenders identified therein and Bank of America, N.A., as administrative agent and the 2.25% Convertible Senior Notes ("2¼% Notes"). In addition, our failure to pay principal and interest when due is a default under the Senior Credit Facility, and in certain cases, would cause cross defaults on the 2¼% Notes.
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
As of December 31, 2018, 12% of our 5,004 employees were covered by collective bargaining agreements. In the future, if we are unable to negotiate acceptable new agreements with the unions, upon expiration of the existing contracts, we could experience a strike or work stoppage. Even if we are successful in negotiating new agreements, the new agreements could call for higher wages or benefits paid to union members, which would increase our operating costs and could adversely affect our profitability. If our unionized workers were to engage in a strike or other work stoppage, or other non-unionized operations were to become unionized, we could experience a significant disruption of operations at our facilities or higher ongoing labor costs. A strike or other work stoppage in the facilities of any of our major customers or suppliers could also have similar effects on us.
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
In addition, we have in the past recorded, and may in the future record, revisions or out of period adjustments to our consolidated financial statements. In making such adjustments, we apply the analytical framework of SEC Staff Accounting Bulletin ("SAB") No. 99, "Materiality" ("SAB 99") and SEC SAB No. 108 "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements", to determine whether the effect of any adjustment to our consolidated financial statements is material and whether such adjustments, individually or in the aggregate, would require us to restate our consolidated financial statements for previous periods. Under SAB 99, companies are required to apply quantitative and qualitative factors to determine the "materiality" of particular adjustments. In the future, we may identify further errors impacting our interim or annual consolidated financial statements. Depending upon the complete qualitative and quantitative analysis, this could result in us restating previously issued consolidated financial statements.

Item 1B. Unresolved Staff Comments
None.
Item  2. Properties
Significant operating, manufacturing, research, design, and/or marketing locations are set forth below.
Facilities
Corporate Headquarters
Aerojet Rocketdyne Holdings, Inc.
222 N. Pacific Coast Highway, Suite 500
El Segundo, California 90245
Operating/Manufacturing/Research/Design/Marketing Locations

Aerospace and Defense El Segundo, California*
Operating/Design/Manufacturing Facilities:  Camden, Arkansas (owned and leased); Carlstadt, New Jersey*; Chatsworth, California (owned and leased); Hancock County, Mississippi*; Huntsville, Alabama*; Jonesborough, Tennessee**; Orange, Virginia; Orlando, Florida*; Rancho Cordova, California; Redmond, Washington; West Palm Beach, Florida*
Marketing/Sales Offices: Arlington, Virginia*
Real Estate
Rancho Cordova, California
_____

*	Indicates a leased property.

**	Owned and operated by Aerojet Ordnance Tennessee, Inc., a 100% owned subsidiary of Aerojet Rocketdyne.
We believe each of the facilities is suitable and adequate for the business conducted at that facility taking into account current and planned future needs.
Item 3. Legal Proceedings
The Company and its subsidiaries are subject to legal proceedings, including litigation in U.S. federal and state courts, which arise out of, and are incidental to, the ordinary course of the Company’s on-going and historical businesses. The Company is also subject from time to time to suits under the federal False Claims Act, known as "qui tam" actions, and to governmental investigations by federal and state agencies. The Company cannot predict the outcome of such proceedings with any degree of certainty. Loss contingency provisions are recorded for probable losses at management’s best estimate of a loss. When only a range of amounts can be reasonably estimated and no amount within the range is more likely than another, the low end of the range is recorded. These estimates are often initially developed substantially earlier than when the ultimate loss is known, and are refined each quarterly reporting period as additional information becomes available.
Asbestos Litigation
The Company has been, and continues to be, named as a defendant in lawsuits alleging personal injury or death due to exposure to asbestos in building materials, products, or in manufacturing operations. The majority of cases are pending in Illinois state courts. There were 60 asbestos cases pending as of December 31, 2018.
Given the lack of any significant consistency to claims (i.e., as to product, operational site, or other relevant assertions) filed against the Company, the Company is generally unable to make a reasonable estimate of the future costs of pending claims or unasserted claims. As of December 31, 2018, the Company has accrued an immaterial amount related to pending claims.
The aggregate settlement costs and legal and administrative fees associated with asbestos cases were immaterial for 2018, 2017, and 2016.
United States ex. rel. Markus vs. Aerojet Rocketdyne Holdings
The Company responded to a civil investigative demand issued by the Department of Justice ("DOJ") in the three months ended March 31, 2017, requesting information relating to allegations under the False Claims Act that the Company may have previously made false representations to the U.S. government regarding the Company’s compliance with certain regulatory cybersecurity requirements. In the three months ended June 30, 2018, the DOJ completed its review and declined to intervene in a case filed against the Company and Aerojet Rocketdyne in the U.S. District Court, Eastern District of California, originally filed under seal on September 13, 2017. The case is captioned United States ex. rel. Markus vs. Aerojet Rocketdyne Holdings, Inc. et al., Case No. 2:15-CV-02245-WBS-AC. The complaint alleges causes of action based on false claims, retaliation, and wrongful termination of employment and seeks injunctive relief, civil penalties, and compensatory and punitive damages. The relator has continued to pursue the claim and the Company continues to vigorously contest the complaint’s allegations. The Company has not recorded any liability for this matter as of December 31, 2018.
Item 4. Mine Safety Disclosures
None.

PART II
Item  5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
As of February 12, 2019, there were 5,820 holders of record of our common stock. Our common stock is listed on the New York Stock Exchange under the trading symbol "AJRD." On February 12, 2019, the last reported sale price of our common stock on the New York Stock Exchange was $40.28 per share.
Information concerning long-term debt appears in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations under the caption "Liquidity and Capital Resources" and in Part II, Item 8. Consolidated Financial Statements and Supplementary Data at Note 6 in the consolidated financial statements. Our Senior Credit Facility restricts the payment of dividends, and we do not anticipate paying cash dividends in the foreseeable future.
Information concerning securities authorized for issuance under our equity compensation plans appears in Part III, Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters under the caption "Equity Compensation Plan Information."
The following graph compares the cumulative total stockholder returns, calculated on a dividend reinvested basis, on $100 invested in our common stock in November 2013 with the cumulative total return of (i) the Standard & Poor’s 500 Composite Stock Price Index ("S&P 500 Index"), and (ii) the Standard & Poor’s 500 Aerospace & Defense Index. The stock price performance shown on the graph is not necessarily indicative of future performance.

Comparison of Cumulative Total Stockholder Return Among
Aerojet Rocketdyne, S&P 500 Index, and the S&P 500 Aerospace & Defense Index,
November 2013 through December 2018

Company/Index	Base Year 2013	Year Ended
		November 30,	November 30,	December 31,	December 31,	December 31,
		2014	2015	2016	2017	2018

Aerojet Rocketdyne Holdings, Inc.	$100.00	$91.06	$95.64	$97.87	$170.12	$192.09
S&P 500 Index	100.00	116.86	120.07	132.31	161.20	154.13
S&P 500 Aerospace & Defense	100.00	114.50	122.08	144.02	203.61	187.18

Item 6. Selected Financial Data
The following selected financial data is qualified by reference to and should be read in conjunction with the consolidated financial statements, including the notes thereto in Item 8. Consolidated Financial Statements and Supplementary Data and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	Year Ended					One Month Ended
	December 31,	December 31,	December 31,	November 30,	November 30,	December 31,
	2018	2017	2016	2015	2014	2015
	(In millions, except per share amounts)
Net sales	$1,895.9	$1,877.2	$1,761.3	$1,708.3	$1,602.2	$96.3
Net income (loss)	137.3	(9.2)	18.0	(16.2)	(50.0)	7.0
Basic income (loss) per share of common stock	1.80	(0.13)	0.27	(0.27)	(0.86)	0.11
Diluted income (loss) per share of common stock	1.75	(0.13)	0.27	(0.27)	(0.86)	0.10
Supplemental statement of operations information:
Net income (loss)	$137.3	$(9.2)	$18.0	$(16.2)	$(50.0)	$7.0
Interest expense	34.4	30.9	32.5	50.4	52.7	3.8
Interest income	(10.0)	(3.5)	(0.6)	(0.3)	(0.1)	—
Income tax provision (benefit)	51.3	96.1	11.2	0.3	16.3	2.0
Depreciation and amortization	72.3	72.6	64.9	65.1	63.7	5.1
GAAP retirement benefits expense	57.6	73.2	68.9	67.6	36.5	5.6
CAS recoverable retirement benefits expense	(38.2)	(36.2)	(29.5)	(17.9)	(5.2)	(2.6)
Unusual items	0.2	(1.0)	34.5	51.9	61.7	0.4
Adjusted EBITDAP (Non-GAAP measure)*	$304.9	$222.9	$199.9	$200.9	$175.6	$21.3
Adjusted EBITDAP (Non-GAAP measure) as a percentage of net sales	16.1%	11.9%	11.3%	11.8%	11.0%	22.1%
Net income (loss) as percentage of net sales	7.2%	(0.5)%	1.0%	(0.9)%	(3.1)%	7.3%
Stock-based compensation expense (benefit)	$20.5	$22.0	$12.9	$8.6	$5.7	$(0.4)
Environmental remediation provision adjustments	(36.9)	8.2	18.3	17.3	10.8	(0.1)
Cash flow information:
Cash flow provided by operating activities	$252.7	$212.8	$158.7	$67.6	$151.9	$0.1
Capital Expenditures	(43.2)	(29.4)	(47.6)	(36.8)	(43.4)	(1.2)
Free Cash Flow*	$209.5	$183.4	$111.1	$30.8	$108.5	$(1.1)
Balance Sheet information:
Total assets	$2,490.1	$2,258.7	$2,249.5	$2,034.9	$1,918.6	$2,023.3
Total debt principal	672.8	670.9	725.6	652.0	782.2	650.6
_________
* We provide Non-GAAP measures as a supplement to financial results presented in accordance with GAAP. A reconciliation of the Non-GAAP measures to the most directly comparable GAAP measures is presented later in the Management’s Discussion and Analysis under the heading "Use of Non-GAAP Financial Measures."

 Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the other sections of this Report, including the consolidated financial statements and notes thereto appearing in Item 8 of this Report, the risk factors appearing in Item 1A of this Report, and the disclaimer regarding forward-looking statements appearing at the beginning of Item 1 of this Report.
Overview
A summary of the significant financial highlights for 2018, which management uses to evaluate our operating performance and financial condition, is presented below.

•	Net sales for 2018 totaled $1,895.9 million compared with $1,877.2 million for 2017.

•	Net income for 2018 was $137.3 million, or $1.75 diluted income per share ("EPS"), compared with net loss of $(9.2) million, or $(0.13) diluted EPS for 2017.

•	Adjusted Net Income (Non-GAAP measure*) for 2018 was $151.5 million, or $1.93 Adjusted EPS (Non-GAAP measure*), compared with $76.0 million, or $1.02 Adjusted EPS for 2017.

•	Adjusted EBITDAP (Non-GAAP measure*) for 2018 was $304.9 million compared with $222.9 million for 2017.

•
Segment performance before environmental remediation provision adjustments, retirement benefits, net, and unusual items (Non-GAAP measure*) was $236.2 million for 2018, compared with $202.9 million for 2017.

•	Cash provided by operating activities in 2018 totaled $252.7 million compared with $212.8 million in 2017.

•	Free cash flow (Non-GAAP measure*) in 2018 totaled $209.5 million compared with $183.4 million in 2017.

•
Effective January 1, 2018, we adopted the new revenue recognition guidance. Consistent with the standard, net assets increased by $37.6 million and $578.0 million of net sales were recognized in the cumulative effect at January 1, 2018, with a corresponding reduction to backlog.

•	Total backlog as of December 31, 2018, was $4.1 billion compared with $4.6 billion as of December 31, 2017.
_________
* We provide Non-GAAP measures as a supplement to financial results presented in accordance with GAAP. A reconciliation of the Non-GAAP measures to the most directly comparable GAAP measures is presented later in the Management’s Discussion and Analysis under the heading "Operating Segment Information" and "Use of Non-GAAP Financial Measures."
In May 2014, the Financial Accounting Standards Board ("FASB") amended the existing accounting standards for revenue recognition. The amendments are based on the principle that revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. We adopted the guidance effective January 1, 2018, using the modified retrospective method, with the cumulative effect recognized as of January 1, 2018. All applicable amounts and disclosures for 2018 reflect the impact of adoption. As we elected to use the modified retrospective method, prior periods presented have not been restated to reflect the impact of adoption. Reclassifications have been made where noted for conforming presentation only (see Notes 1(p) and 14 in the consolidated financial statements in Item 8 of this Report).
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
Some of the significant challenges we face are as follows: dependence upon U.S. government programs and contracts, future reductions or changes in U.S. government spending in our markets, successful implementation of our cost reduction plans, environmental matters, capital structure, underfunded retirement benefit plans, and information technology and cyber security.
Major Customers
The principal end user customers of our products and technology are primarily agencies of the U.S. government. Since a majority of our sales are, directly or indirectly, to the U.S. government, funding for the purchase of our products and services generally follows trends in U.S. aerospace and defense spending. However, individual U.S. government agencies, which include the military services, NASA, the Missile Defense Agency, and the prime contractors that serve these agencies, exercise independent purchasing power within "budget top-line" limits. Therefore, sales to the U.S. government are not regarded as sales to one customer, but rather each contracting agency is viewed as a separate customer.

The following table summarizes net sales to the U.S. government and its agencies, including net sales to significant customers disclosed below:

Year Ended December 31,	Percentage of Net Sales
2018	94%
2017	92%
2016	91%
The following table summarizes net sales by principal end user in 2018:

NASA	25%
U.S. Air Force	18
U.S. Army	15
Missile Defense Agency	24
U.S. Navy	7
Other U.S. government	5
Total U.S. government customers	94
Other customers	6
Total	100%
The following table summarizes the percentages of net sales for significant programs, all of which are included in the U.S. government sales and are comprised of multiple contracts:

	Year Ended December 31,
	2018	2017	2016
RS-25 program	14%	14%	12%
Standard Missile program	13	9	12
THAAD program	11	9	13
The following table summarizes customers that represented more than 10% of net sales, each of which involves sales of several product lines and programs:

	Year Ended December 31,
	2018	2017	2016
Lockheed Martin	30%	24%	27%
Raytheon	19	17	20
NASA	18	17	13
ULA	17	22	21
Industry Update
Information concerning our industry appears in Part I, Item 1. Business under the caption "Industry Overview."
Competitive Improvement Program
During 2015, we initiated Phase I of our CIP comprised of activities and initiatives aimed at reducing costs in order for us to continue to compete successfully. Phase I is comprised of three major components: (i) facilities optimization and footprint reduction; (ii) product affordability; and (iii) reduced administrative and overhead costs. On April 6, 2017, the Board of Directors approved Phase II of our previously announced CIP. Pursuant to Phase II, we expanded CIP and further consolidated our Sacramento, California, and Gainesville, Virginia sites, while centralizing and expanding our existing presence in Huntsville, Alabama. When fully implemented, we anticipate that the CIP will result in annual costs that are $230 million below levels anticipated prior to CIP.
We currently estimate that we will incur restructuring and related costs of the Phase I and II programs of approximately $210.0 million (including approximately $60.5 million of capital expenditures). Our current estimate is down from the initial estimate of $235.0 million primarily due to efficiencies in program transitions and lower than expected employee costs. We have incurred $131.4 million of such costs through December 31, 2018, including $48.1 million in capital expenditures.

Environmental Matters
Our current and former business operations are subject to, and affected by, federal, state, local, and foreign environmental laws and regulations relating to the discharge, treatment, storage, disposal, investigation, and remediation of certain materials, substances, and wastes. See Notes 8(c) and 8(d) in the consolidated financial statements in Item 8 of this Report and "Environmental Matters" below for summary of our environmental reserve activity.
Capital Structure
We have a substantial amount of debt for which we are required to make interest and principal payments. Interest on long-term financing is not a recoverable cost under our U.S. government contracts. As of December 31, 2018, we had $625.4 million of debt outstanding. In 2018, we entered into an industrial bond transaction with a subsidiary to realize property tax savings.
Retirement Benefits
As of the last measurement date at December 31, 2018, the pension assets, projected benefit obligations, and unfunded pension obligation were $894.8 million, $1,288.7 million, and $393.9 million, respectively. We estimate that 82% of our unfunded pension obligation as of December 31, 2018, is related to our U.S. government contracting business, Aerojet Rocketdyne.
On September 10, 2018, we made a discretionary contribution of 2.7 million treasury stock, or $95.0 million, of our common stock to our tax-qualified defined benefit pension plan. This voluntary contribution will help address the current underfunding of the tax-qualified defined benefit pension plan. This contribution was tax deductible in the current period and will be used as a pre-funding credit.
We expect to make cash contributions of approximately $37.0 million to our tax-qualified defined benefit pension plan in 2019. We generally are able to recover cash contributions related to our tax-qualified defined benefit pension plan as allowable costs on our U.S. government contracts, but there can be differences between when we contribute cash to our tax-qualified defined benefit pension plan under pension funding rules and recover it under CAS.
Information Technology and Cyber Security
We routinely experience cyber security threats, threats to our information technology infrastructure and unauthorized attempts to gain access to our sensitive information, as do our customers, suppliers, subcontractors, and other partners. In 2017, we outsourced certain information technology and cyber security functions to third-party contractors in order to take advantage of advanced cyber security technologies. The visibility provided by the additional cyber security technologies identified vulnerabilities and resulted in additional costs to remediate throughout 2018. The transition to the outsourced provider impacted our level of control over the performance and delivery of such service to the business.
We continue to assess our information technology systems and are engaged in cooperative efforts with our customers, suppliers, and subcontractors to seek to minimize the impact of cyber threats, other security threats or business disruptions.
Results of Operations:
Net Sales:

	Year Ended December 31,			Year Ended December 31,
	2018	2017	Change*	2017	2016	Change**
	(In millions)
Net sales:	$1,895.9	$1,877.2	$18.7	$1,877.2	$1,761.3	$115.9
* Primary reason for change. Net sales were impacted by the adoption of new revenue recognition guidance effective January 1, 2018, using the modified retrospective method. The primary impact of the new guidance was a change in the timing of revenue recognition on certain long-term contracts. Under this new guidance, we discontinued the use of the unit-of-delivery method on certain customer contracts and re-measured the performance obligations using the cost-to-cost method. Net sales in 2018 would have been $1,910.0 million under the previous revenue recognition guidance which is $32.8 million higher than net sales reported in 2017, resulting from an increase of $126.0 million in defense programs primarily driven by increased deliveries on the Standard Missile and PAC-3 programs. The increase in net sales was partially offset by a decrease of $94.6 million in space programs primarily driven by cost growth and performance issues on the Commercial Crew Development program and lower deliveries on the Atlas V program as this program winds down. The Atlas V program contributed sales of $42.6 million under the new revenue recognition guidance in 2018, and sales of $89.1 million under the previous revenue recognition guidance in 2018.
 ** Primary reason for change. The increase in net sales was primarily due to an increase of $158.0 million in space programs primarily driven by the following (i) the RS-25 program development and integration effort in support of the SLS development program; (ii) increased development effort and volume on the Commercial Crew Development program; and (iii) increased deliveries on the Atlas V program. The increase in net sales was partially offset by a decrease of $36.5 million in defense programs primarily driven by the timing of deliveries on the THAAD and Standard Missile programs partially offset by the net sales generated from the Coleman Aerospace acquisition. Further, as a result of the 2016 calendar, Aerojet Rocketdyne had 53 weeks of operations in 2016 compared with 52 weeks of operations in 2017. The additional week of operations, which occurred in the fourth quarter of 2016 and accounted for $32.2 million in additional net sales, is included in the above discussion of program changes.

Cost of Sales (exclusive of items shown separately below):

	Year Ended December 31,			Year Ended December 31,
	2018	2017	Change*	2017	2016	Change**
	(In millions, except percentage amounts)
Cost of sales (exclusive of items shown separately below)	$1,549.4	$1,562.2	$(12.8)	$1,562.2	$1,477.4	$84.8
Percentage of net sales	81.7%	83.2%		83.2%	83.9%
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
** Primary reason for change. The decrease in cost of sales as a percentage of net sales was primarily due to favorable contract performance on numerous programs as a result of overhead cost reductions and reduced program risks, most notably on the THAAD program, partially offset by cost growth and manufacturing inefficiencies in 2017 on electric propulsion contracts.
Selling, General and Administrative Expense ("SG&A"):

	Year Ended December 31,			Year Ended December 31,
	2018	2017	Change*	2017	2016	Change**
	(In millions, except percentage amounts)
Components of SG&A:
SG&A excluding stock-based compensation	$23.3	$25.0	$(1.7)	$25.0	$21.8	$3.2
Stock-based compensation	20.5	22.0	(1.5)	22.0	12.9	9.1
SG&A	$43.8	$47.0	$(3.2)	$47.0	$34.7	$12.3
Percentage of net sales	2.3%	2.5%		2.5%	2.0%
Percentage of net sales excluding stock-based compensation	1.2%	1.3%		1.3%	1.2%
 * Primary reason for change. The decrease in SG&A expense was primarily driven by (i) a decrease of $1.5 million in stock-based compensation primarily as a result of decreases in the fair value of the stock appreciation rights in the current period and accelerated vesting of stock awards to a former executive officer in 2017 and (ii) a decrease in legal and professional services expenses.
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
Depreciation and Amortization:

	Year Ended December 31,			Year Ended December 31,
	2018	2017	Change*	2017	2016	Change**
	(In millions)
Components of depreciation and amortization:
Depreciation	$56.1	$56.7	$(0.6)	$56.7	$49.6	$7.1
Amortization	13.7	13.7	—	13.7	13.3	0.4
Accretion	2.5	2.2	0.3	2.2	2.0	0.2
Depreciation and amortization	$72.3	$72.6	$(0.3)	$72.6	$64.9	$7.7
 * Primary reason for change. Depreciation and amortization expense did not change significantly in 2018 compared with 2017.
** Primary reason for change. The increase in depreciation expense was primarily the result of increased accelerated depreciation associated with changes in the estimated useful lives of long-lived assets and capital projects being placed in service to support the cost saving initiatives of the CIP.

Other (Income) Expense, Net and Loss On Debt:

	Year Ended December 31,			Year Ended December 31,
	2018	2017	Change*	2017	2016	Change**
	(In millions)
Other (income) expense, net and loss on debt:	$(40.2)	$7.9	$(48.1)	$7.9	$54.3	$(46.4)
* Primary reason for change. The increase in other income, net was primarily due to a one-time benefit of $43.0 million in environmental remediation provision adjustments as a result of reaching a determination with the U.S. government that certain environmental expenditures are reimbursable under the Global Settlement (see discussion of "Environmental Matters" below).
** Primary reason for change. The decrease in other expense, net was primarily due to a decrease of $35.5 million in unusual items (discussed below) and a decrease of $10.1 in environmental remediation expenses (see discussion of "Environmental Matters" below).
The following table summarizes unusual items, comprised of a component of other (income) expense, net and loss on debt in the consolidated statements of operations:

	Year Ended December 31,
	2018	2017	2016
	(In millions)
Aerospace and Defense:
Gain on legal matters (1)	$—	$(2.0)	$—
Aerospace and defense unusual items	—	(2.0)	—
Corporate:
Loss on debt repurchased (2)	—	—	34.4
Acquisition costs (1)	—	1.0	—
Loss on bank amendment (1)	0.2	—	0.1
Corporate unusual items	0.2	1.0	34.5
Total unusual items	$0.2	$(1.0)	$34.5
________
(1) Operating expense (income)
(2) Non-operating expense
2018 Activity:
We recorded a charge of $0.2 million associated with an amendment to the Senior Credit Facility.
2017 Activity:
We recorded $2.0 million of realized gains, net of interest associated with the failure to register with the SEC the issuance of certain of our common shares under the defined contribution 401(k) employee benefit plan. On May 30, 2017, we made a registered rescission offer to buy back unregistered shares from eligible Plan participants at the original purchase price plus interest, or to reimburse eligible Plan participants for losses they may have incurred if their shares had been sold. The actual cost of the registered rescission offer was less than the previously estimated costs. The registered rescission offer expired on June 30, 2017, and settlement payments of $3.5 million under the offer were completed in the third quarter of 2017.
We recorded $1.0 million of costs related to the acquisition of Coleman Aerospace from L3 Technologies, Inc.
2016 Activity:
On July 18, 2016, we redeemed $460.0 million principal amount of our 7.125% Second-Priority Senior Secured Notes ("7 1/8% Notes"), representing all of the outstanding 7 1/8% Notes, at a redemption price equal to 105.344% of the principal amount, plus accrued and unpaid interest. We incurred a pre-tax charge of $34.1 million in 2016 associated with the extinguishment of the 7 1/8% Notes. The $34.1 million pre-tax charge was the result of the $24.6 million paid in excess of the par value and $9.5 million associated with the write-off of unamortized deferred financing costs.
We retired $13.0 million principal amount of our delayed draw term loan resulting in a loss of $0.3 million.
We recorded a charge of $0.1 million associated with an amendment to the Senior Credit Facility.

Interest Income:

	Year Ended December 31,			Year Ended December 31,
	2018	2017	Change*	2017	2016	Change*
	(In millions)
Interest income:	$10.0	$3.5	$6.5	$3.5	$0.6	$2.9
 * Primary reason for change. The increase in interest income was primarily due to higher average cash balances and interest rates for both period comparisons.
Interest Expense:

	Year Ended December 31,			Year Ended December 31,
	2018	2017	Change*	2017	2016	Change**
	(In millions)
Components of interest expense:
Contractual interest and other	$25.5	$22.4	$3.1	$22.4	$30.2	$(7.8)
Amortization of debt discount and deferred financing costs	8.9	8.5	0.4	8.5	2.3	6.2
Interest expense	$34.4	$30.9	$3.5	$30.9	$32.5	$(1.6)
* Primary reason for change. The increase in interest expense was primarily due to a higher variable interest rate on our Senior Credit Facility partially offset by a lower principal balance on the Senior Credit Facility. The Senior Credit Facility variable interest rate was 4.52% as of December 31, 2018, compared with 3.82% as of December 31, 2017.
**  Primary reason for change. The decrease in interest expense was primarily due to the retirement of the principal amount of our delayed draw term loan in the first quarter of 2016, the redemption of the 7 1/8% Notes in the third quarter of 2016, and the conversion of 4 1/16% Convertible Subordinated Debentures to common shares. The decrease was partially offset by interest expense on the debt incurred on the Senior Credit Facility at a variable interest rate of 3.82% as of December 31, 2017, and the issuance of the 2¼% Notes in December 2016 at an effective interest rate of 5.8%.
Income Tax Provision:

	Year Ended December 31,
	2018	2017	2016
	(In millions)
Income tax provision	$51.3	$96.1	$11.2
In 2018, our effective tax rate was 27.2%. Our effective tax rate differed from the 21% statutory federal income tax rate primarily due to an increase from state income taxes and unfavorable adjustments to uncertain tax positions partially offset by R&D credits.
In 2017, our effective tax rate was 110.6%. Our effective tax rate differed from the 35.0% statutory federal income tax rate primarily due to the change in the federal statutory tax rate from 35% to 21% under Tax Cuts and Jobs Act ("Tax Act"). The one time reduction to deferred tax assets due to the Tax Act was $64.6 million or a 74.4% increase to the effective tax rate. Before applying the effects of the Tax Act, the effective tax rate was 36.2%. This rate differs from the 35% federal income tax rate due to an increase from state income taxes partially offset by R&D credits and favorable adjustments to uncertain tax positions.
In 2016, the income tax provision recorded differs from the expected tax that would be calculated by applying the federal statutory rate to our income before income taxes primarily due to the impacts from state income taxes, and certain expenditures which are permanently not deductible for tax purposes, partially offset by the impact of R&D credits.
We recorded an initial estimate of our current tax payable of $127.7 million during the first quarter ended March 31, 2018, based on our best estimate of the impact of the adoption of new revenue recognition guidance and the enactment of certain provisions of tax reform under the Tax Act, both effective on January 1, 2018. Subsequently, guidance was issued by federal taxing authorities providing clarification on provisions within the Tax Act. This new clarification allows us to spread the impact of adoption of the new revenue recognition guidance over a four-year period, reducing the single-year impact in 2018. The current tax payable of $19.8 million as of December 31, 2018, reflects this reduction as well as other refinements to the estimated impacts from both the new revenue recognition guidance and the Tax Act.
As of December 31, 2018, the liability for uncertain income tax positions was $5.9 million. Due to the uncertainty regarding the timing of potential future cash flows associated with these liabilities, we are unable to make a reasonably reliable estimate of the amount and period in which these liabilities might be paid.

Retirement Benefit Expense:

	Year Ended December 31,			Year Ended December 31,
	2018	2017	Change*	2017	2016	Change
	(In millions)
Components of retirement benefits expense:
Interest cost on benefit obligation	$50.9	$59.1	$(8.2)	$59.1	$66.0	$(6.9)
Assumed return on assets	(60.1)	(49.5)	(10.6)	(49.5)	(56.1)	6.6
Amortization of prior service credits	(0.1)	(0.1)	—	(0.1)	(1.1)	1.0
Amortization of net losses	66.9	63.7	3.2	63.7	60.1	3.6
Retirement benefits expense	$57.6	$73.2	$(15.6)	$73.2	$68.9	$4.3
 * Primary reason for change. The decrease in retirement benefits expense was primarily due to better than expected investment returns on our pension plan assets and lower interest costs on the benefit obligation.
We estimate that our retirement benefits expense will be approximately $26 million in 2019.
See "Critical Accounting Policies - Retirement Benefit Plans" for more information about our accounting practices with respect to retirement benefits.
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
Aerospace and Defense Segment

	Year Ended December 31,			Year Ended December 31,
	2018	2017	Change*	2017	2016	Change**
	(In millions, except percentage amounts)
Net sales	$1,888.1	$1,870.8	$17.3	$1,870.8	$1,753.9	$116.9
Segment performance	264.6	177.9	86.7	177.9	143.3	34.6
Segment margin	14.0%	9.5%		9.5%	8.2%
Segment margin before environmental remediation provision adjustments, retirement benefits, net, and unusual items (Non-GAAP measure)	12.4%	10.7%		10.7%	10.4%
Components of segment performance:
Aerospace and Defense before environmental remediation provision adjustments, retirement benefits, net, and unusual items (Non-GAAP measure)	$233.4	$200.4	$33.0	$200.4	$182.1	$18.3
Environmental remediation provision adjustments	37.2	(7.5)	44.7	(7.5)	(18.3)	10.8
GAAP/CAS retirement benefits expense difference	(6.0)	(17.0)	11.0	(17.0)	(20.5)	3.5
Unusual items	—	2.0	(2.0)	2.0	—	2.0
Aerospace and Defense total	$264.6	$177.9	$86.7	$177.9	$143.3	$34.6
Net sales were impacted by the adoption of new revenue recognition guidance effective January 1, 2018, using the modified retrospective method. The primary impact of the new guidance was a change in the timing of revenue recognition on certain long-term contracts. Under this new guidance, we discontinued the use of the unit-of-delivery method on certain customer contracts and re-measured the performance obligations using the cost-to-cost method.

Segment performance during 2018 was significantly impacted by a one-time benefit of $43.0 million as a result of reaching a determination with the U.S. government that certain environmental expenditures are reimbursable under the Global Settlement. See Note 8(d) in the consolidated financial statements in Item 8 of this Report for additional information.
* Primary reason for change. Net sales in 2018 would have been $1,902.2 million under the previous revenue recognition guidance which is $31.4 million higher than net sales reported in 2017, resulting from an increase of $126.0 million in defense programs primarily driven by increased deliveries on the Standard Missile and PAC-3 programs. The increase in net sales was partially offset by a decrease of $94.6 million in space programs primarily driven by cost growth and performance issues on the Commercial Crew Development program and lower deliveries on the Atlas V program as this program winds down. The Atlas V program contributed sales of $42.6 million under the new revenue recognition guidance in 2018, and sales of $89.1 million under the previous revenue recognition guidance in 2018.
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
During 2018, we had $59.1 million of favorable changes in contract estimates on operating results before income taxes compared with favorable changes of $37.2 million during 2017.
** Primary reason for change. The increase in net sales was primarily due to an increase of $158.0 million in space programs primarily driven by the following (i) the RS-25 program development and integration effort in support of the SLS development program; (ii) increased development effort and volume on the Commercial Crew Development program; and (iii) increased deliveries on the Atlas V program. The increase in net sales was partially offset by a decrease of $36.5 million in defense programs primarily driven by the timing of deliveries on the THAAD and Standard Missile programs partially offset by the net sales generated from the Coleman Aerospace acquisition. Further, as a result of the 2016 calendar, Aerojet Rocketdyne had 53 weeks of operations in 2016 compared with 52 weeks of operations in 2017. The additional week of operations, which occurred in the fourth quarter of 2016 and accounted for $32.2 million in additional net sales, is included in the above discussion of program changes.
Segment margin before environmental remediation provision adjustments, retirement benefits, net, and unusual items in 2017 compared with 2016 was up 30 basis points. Items that had a significant impact were favorable contract performance on numerous programs as a result of overhead cost reductions and reduced program risks, most notably on the THAAD program, partially offset by cost growth and manufacturing inefficiencies in 2017 on electric propulsion contracts.
Real Estate Segment

	Year Ended December 31,			Year Ended December 31,
	2018	2017	Change	2017	2016	Change
	(In millions)
Net sales	$7.8	$6.4	$1.4	$6.4	$7.4	$(1.0)
Segment performance	2.8	2.5	0.3	2.5	4.3	(1.8)
In 2018, we recognized net sales of $1.4 million from a land sale of 57 acres of the Sacramento Land. During 2017 and 2016, net sales and segment performance consisted primarily of rental property operations.
Backlog:
As of December 31, 2018, our total remaining performance obligations, also referred to as backlog, totaled $4.1 billion. We expect to recognize approximately 45%, or $1.8 billion, of the remaining performance obligations as sales over the next twelve months, an additional 29% the following twelve months, and 26% thereafter. The following table summarizes backlog:

	As of December 31,
	2018	2017
	(In billions)
Funded backlog	$1.9	$2.1
Unfunded backlog	2.2	2.5
Total backlog	$4.1	$4.6
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

Use of Non-GAAP Financial Measures:
In addition to segment performance (discussed above), we provide the Non-GAAP financial measures of our performance called Adjusted EBITDAP, Adjusted Net Income, and Adjusted EPS. We use these metrics to measure our operating and total Company performance. We believe that for management and investors to effectively compare core performance from period to period, the metrics should exclude items that are not indicative of, or are unrelated to, results from our ongoing business operations such as retirement benefits (pension and postretirement benefits), significant non-cash expenses, the impacts of financing decisions on earnings, and items incurred outside the ordinary, on-going and customary course of our business. Accordingly, we define Adjusted EBITDAP as GAAP net income (loss) adjusted to exclude interest expense, interest income, income taxes, depreciation and amortization, retirement benefits net of amounts that are recoverable under our U.S. government contracts, and unusual items which we do not believe are reflective of such ordinary, on-going and customary activities. Adjusted Net Income and Adjusted EPS exclude retirement benefits net of amounts that are recoverable under our U.S. government contracts and unusual items which we do not believe are reflective of such ordinary, on-going and customary activities. Adjusted Net Income and Adjusted EPS do not represent, and should not be considered an alternative to, net income (loss) or diluted EPS as determined in accordance with GAAP.

	Year Ended December 31,
	2018	2017	2016
	(In millions, except per share and percentage amounts)
Net income (loss)	$137.3	$(9.2)	$18.0
Interest expense	34.4	30.9	32.5
Interest income	(10.0)	(3.5)	(0.6)
Income tax provision	51.3	96.1	11.2
Depreciation and amortization	72.3	72.6	64.9
GAAP retirement benefits expense	57.6	73.2	68.9
CAS recoverable retirement benefits expense	(38.2)	(36.2)	(29.5)
Unusual items	0.2	(1.0)	34.5
Adjusted EBITDAP	$304.9	$222.9	$199.9
Adjusted EBITDAP as a percentage of net sales	16.1%	11.9%	11.3%
Net income (loss) as a percentage of net sales	7.2%	(0.5)%	1.0%

Net income (loss)	$137.3	$(9.2)	$18.0
GAAP retirement benefits expense	57.6	73.2	68.9
CAS recoverable retirement benefits expense	(38.2)	(36.2)	(29.5)
Unusual items	0.2	(1.0)	34.5
Income tax impact of adjustments (1)	(5.4)	(15.4)	(34.0)
One-time reduction in deferred tax assets due to the Tax Act	—	64.6	—
Adjusted Net Income	$151.5	$76.0	$57.9

Diluted EPS	$1.75	$(0.13)	$0.27
Adjustments	0.18	1.15	0.54
Adjusted EPS	$1.93	$1.02	$0.81

Diluted weighted average shares, as reported	76.8	73.0	65.7
Adjustments	—	0.1	7.1
Diluted weighted average shares, as adjusted	76.8	73.1	72.8
_________
(1) The income tax impact is calculated using the federal and state statutory rates in the corresponding year.
We also provide the Non-GAAP financial measure of Free Cash Flow. Free Cash Flow, a Non-GAAP financial measure, is defined as cash flow from operating activities less capital expenditures. Free Cash Flow should not be considered in isolation, as a measure of residual cash flow available for discretionary purposes, or as an alternative to cash flows from operations presented in accordance with GAAP. We use Free Cash Flow, both in presenting our results to stakeholders and the investment community, and in our internal evaluation and management of the business. Management believes that this financial measure is useful because it provides supplemental information to assist investors in viewing the business using the same tools that management uses to evaluate progress in achieving our goals (including under our annual cash and long-term compensation incentive plans). The following table summarizes Free Cash Flow:

	Year Ended December 31,
	2018	2017	2016
	(In millions)
Net cash provided by operating activities	$252.7	$212.8	$158.7
Capital expenditures	(43.2)	(29.4)	(47.6)
Free cash flow(1)	$209.5	$183.4	$111.1
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
In addition to the costs associated with environmental remediation discussed above, we incur expenditures for recurring costs associated with managing hazardous substances or pollutants in ongoing operations which were immaterial for 2018, 2017, and 2016.
The following table summarizes our recoverable amounts, environmental reserves, and range of liability, as of December 31, 2018:

	Recoverable Amount (1)	Reserve	Estimated Range of Liability
	(In millions)
Aerojet Rocketdyne - Sacramento	$182.5	$207.4	$207.4 - $311.7
Aerojet Rocketdyne - Baldwin Park Operable Unit ("BPOU")	91.3	103.8	103.8 - 132.6
Other Aerojet Rocketdyne sites	11.1	12.4	12.4 - 22.0
Other sites	0.7	4.3	4.3 - 5.8
Total	$285.6	$327.9	$327.9 - $472.1
_____

(1)
Excludes the receivable from Northrop of $58.5 million as of December 31, 2018, related to environmental costs already paid (and therefore not reserved) by us in prior years and reimbursable under our agreement with Northrop.

Environmental Reserves
We review on a quarterly basis estimated future remediation costs and have an established practice of estimating environmental remediation costs over a fifteen year period, except for those environmental remediation costs with a specific contractual term. Environmental liabilities at the BPOU site are currently estimated through the term of the new project agreement, which expires in May 2027. As the period for which estimated environmental remediation costs lengthens, the reliability of such estimates decreases. These estimates consider the investigative work and analysis of engineers, outside environmental consultants, and the advice of legal staff regarding the status and anticipated results of various administrative and legal proceedings. In most cases, only a range of reasonably possible costs can be estimated. In establishing our reserves, the most probable estimate is used when determinable; otherwise, the minimum amount is used when no single amount in the range is more probable. Accordingly, such estimates can change as we periodically evaluate these estimates when new information becomes available. We cannot predict whether new information gained as projects progress will affect the estimated liability accrued. The timing of payment for estimated future environmental costs is influenced by a number of factors, such as the regulatory approval process and the time required designing, constructing, and implementing the remedy.
The following tables summarizes our environmental reserve activity:

	Year Ended December 31,
	2018	2017	2016
	(In millions)
Balance at beginning of year	$341.4	$349.7	$302.3
Additions	23.3	31.3	87.4
Expenditures	(36.8)	(39.6)	(40.0)
Balance at end of year	$327.9	$341.4	$349.7
The $23.3 million of environmental reserve additions in 2018 was primarily due to the following items: (i) $8.8 million of additional operations and maintenance for treatment facilities; (ii) $4.6 million of regulatory oversight costs and fees; (iii) $3.8 million of remediation related to operable treatment units; (iv) $2.2 million of sampling analysis costs; and (v) $3.9 million related to other environmental clean-up matters.
The $31.3 million of environmental reserve additions in 2017 was primarily due to the following items: (i) $13.4 million of additional operations and maintenance for treatment facilities; (ii) $6.7 million of additional estimated costs related to the Camden, Arkansas site; (iii) $2.3 million associated with water replacement; and (iv) $8.9 million related to other environmental clean-up matters.
The $87.4 million of environmental reserve additions in 2016 was primarily due to the following items: (i) in 2016, we reached a decision with the U.S. government on the treatment of certain utility costs related to the Sacramento site resulting in a reserve increase of $59.4 million for the estimated impact over the current period and a fifteen year reserve period; (ii) $10.4 million of additional operations and maintenance for treatment facilities; (iii) $5.9 million of remediation related to inactive test sites and landfill clean-up; (iv) $2.7 million of remediation related to operable treatment units; and (v) $9.0 million related to other environmental clean-up matters.
The effect of the final resolution of environmental matters and our obligations for environmental remediation and compliance cannot be accurately predicted due to the uncertainty concerning both the amount and timing of future expenditures and due to regulatory or technological changes. We continue our efforts to mitigate past and future costs through pursuit of claims for recoveries from our insurance carriers and other PRPs and continued investigation of new and more cost effective remediation alternatives and associated technologies.
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
The following table summarizes the activity in the current and non-current recoverable amounts from the U.S. government and Northrop:

	Year Ended December 31,
	2018	2017	2016
	(In millions)
Balance at beginning of year	$321.2	$333.0	$300.4
Additions	18.2	21.4	67.3
Reimbursements	(28.1)	(31.5)	(35.1)
Other adjustments (1)	32.8	(1.7)	0.4
Balance at end of year	$344.1	$321.2	$333.0
_____
(1) The adjustment in 2018 was primarily a result of reaching a determination with the U.S. government that certain environmental expenditures are reimbursable under the Global Settlement. See Note 8(d) in the consolidated financial statements in Item 8 of this Report for additional information.
The activity for recoveries is commensurate with the activity associated with the environmental reserve activity.

Environmental reserves and recoveries impact on the consolidated statements of operations
The expenses associated with adjustments to the environmental reserves are recorded as a component of other (income) expense, net in the consolidated statements of operations. The following table summarizes the impact of environmental reserves and recoveries to the consolidated statements of operations:

	Year Ended December 31,
	2018	2017	2016
	(In millions)
(Benefit) expense to consolidated statement of operations	$(36.9)	$8.2	$18.3
Recently Adopted Accounting Pronouncements:
See Note 1(v) in the consolidated financial statements in Item 8 of this Report for information relating to our discussion of the effects of recent accounting pronouncements.
Liquidity and Capital Resources:
Net Cash Provided By (Used In) Operating, Investing, and Financing Activities
The following table summarizes the change in cash, cash equivalents and restricted cash:

	Year Ended December 31,
	2018	2017	2016
	(In millions)
Net Cash Provided by Operating Activities	$252.7	$212.8	$158.7
Net Cash Used in Investing Activities	(20.9)	(66.4)	(47.1)
Net Cash (Used in) Provided by Financing Activities	(26.5)	(21.7)	90.2
Net Increase in Cash, Cash Equivalents and Restricted Cash	$205.3	$124.7	$201.8
Net Cash Provided by Operating Activities
The $39.9 million increase in cash provided by operating activities in 2018 compared with 2017 was primarily driven by improved operating results and a reduction of $39.7 million in retirement benefit cash funding partially offset by cash usage from working capital. The increased cash usage from working capital was primarily due to (i) an increase of $47.3 million in accounts receivable primarily due to the timing of cash receipts; (ii) an increase of $38.7 million in net income tax payments; and (iii) a decrease of $39.4 million in accounts payable due to vendor payment schedules. These factors were partially offset by improved cash flow from contracts of $39.7 million primarily due to the timing of contract performance payments.
The $54.1 million increase in cash provided by operating activities in 2017 compared with 2016 was primarily driven by improved operating results and cash generation from working capital partially offset by $43.0 million of increased retirement benefit funding. The improved cash generation from working capital was primarily due to (i) a decrease in inventories on the Atlas V and PAC-3 contracts and (ii) an increase in customer advances partially offset by an increase in accounts receivables due to the timing of sales and milestone billings on a space program contract.
Net Cash Used in Investing Activities
During 2018, 2017, and 2016, we had capital expenditures of $43.2 million, $29.4 million, and $47.6 million. The higher capital expenditures in 2016 compared with 2018 and 2017 was primarily related to construction projects associated with supporting our CIP.
During the 2018, we received insurance proceeds of $1.9 million and received net proceeds of $20.4 million in marketable securities.
During 2017, we purchased Coleman Aerospace for $17.0 million and we made a net cash investment of $20.0 million in marketable securities.
Net Cash (Used in) Provided by Financing Activities
During 2018, we had debt cash payments of $25.3 million. During 2017, we had debt cash payments of $20.0 million. During 2016, we had $700.6 million in debt cash payments and borrowings of $800.0 million.

Debt Activity
The following table summarizes our debt principal activity:

	December 31, 2017	Cash Payments	Non-cash Activity	December 31, 2018
	(In millions)
Term loan	$370.0	$(24.4)	$—	$345.6
2 1/4% Notes	300.0	—	—	300.0
Capital lease obligations	0.9	(0.9)	27.2	27.2
Total Debt Activity	$670.9	$(25.3)	$27.2	$672.8
On September 20, 2018, we amended our Senior Credit Facility to a $1.0 billion commitment (see Note 6 in the consolidated financial statements in Item 8 of this Report).
Outlook
Short-term liquidity requirements consist primarily of recurring operating expenses, including but not limited to costs related to our capital and environmental expenditures, company-funded R&D expenditures, debt service requirements, and retirement benefit plans. We believe that our existing cash and cash equivalents and availability under the Senior Credit Facility coupled with cash generated from our future operations will provide sufficient funds to meet our operating plan for the next twelve months. The operating plan for this period provides for full operation of our businesses, including interest and debt payments. As of December 31, 2018, we had $735.3 million of cash and cash equivalents as well as $620.6 million of available borrowings under our Senior Credit Facility. Based on our existing debt agreements, we were in compliance with our financial and non-financial covenants as of December 31, 2018. Our failure to comply with these covenants could result in an event of default that, if not cured or waived by the lenders, could result in the acceleration of the Senior Credit Facility and 2¼% Notes. In addition, our failure to pay principal and interest when due is a default under the Senior Credit Facility, and in certain cases, would cause a cross default on the 2¼% Notes.
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
As disclosed in Notes 8(b) and 8(c) in the consolidated financial statements in Item 8 of this Report, we have exposure for certain legal and environmental matters. We believe that it is currently not possible to estimate the impact, if any, that the ultimate resolution of certain of these matters will have on our financial position, results of operations, or cash flows.
Major factors that could adversely impact our forecasted operating cash flows and our financial condition are described in Part I, Item 1A. Risk Factors. In addition, our liquidity and financial condition will continue to be affected by changes in prevailing interest rates on the portion of debt that bears interest at variable interest rates.

 Contractual Obligations:
We have contractual obligations and commitments in the form of debt obligations, operating leases, certain other liabilities, and other commitments. The following table summarizes our contractual obligations as of December 31, 2018:

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
	(In millions)
Long-term debt:
Senior debt	$345.6	$17.5	$46.0	$282.1	$—
Convertible senior notes (1)	300.0	300.0	—	—	—
Capital lease obligations	27.2	0.8	1.9	1.4	23.1
Interest on long-term debt (2)	93.4	23.9	31.4	23.8	14.3
Huntsville building commitments (3)	32.2	1.6	3.2	3.2	24.2
Postretirement medical and life insurance benefits (4)	29.4	4.4	7.8	6.4	10.8
Operating leases	79.4	15.9	29.6	19.5	14.4
Purchase obligations (5)	927.7	600.1	326.3	1.2	0.1
Conditional asset retirement obligations (6)	46.0	—	4.3	17.6	24.1
Total	$1,880.9	$964.2	$450.5	$355.2	$111.0
________

(1)
Holders may convert their 2¼% Notes at their option from January 1, 2019, through March 31, 2019, because our closing stock price exceeded $33.80 for at least 20 days in the 30 day period prior to December 31, 2018. We have a stated intention to cash settle the principal amount of the 2¼% Notes with the conversion premium to be settled in common shares. Accordingly, the 2¼% Notes are classified as a current liability as of December 31, 2018. The classification of the 2¼% Notes as current or noncurrent on the balance sheet is evaluated at each reporting date and may change depending on whether the sale price contingency has been met. See Note 6 in the consolidated financial statements in Item 8 of this Report for additional information.

(2)	Includes interest on variable debt calculated based on interest rates at December 31, 2018.
(3) See Note 6(c) in the consolidated financial statements in Item 8 of this Report for additional information.

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

(5) Purchase obligations represent open purchase orders and other commitments to suppliers, subcontractors, and other outsourcing partners for equipment, materials, and supplies in the normal course of business. These amounts are based on volumes consistent with anticipated requirements to fulfill purchase orders or contracts for product deliveries received, or expected to be received, from customers. A substantial portion of these amounts are recoverable through our contracts with the U.S. government.

(6)	The conditional asset retirement obligations presented are related to our Aerospace and Defense segment and are allowable costs under our contracts with the U.S. government.
We expect to make cash contributions of approximately $37.0 million to our tax-qualified defined benefit pension plan in 2019. We generally are able to recover cash contributions related to our tax-qualified defined benefit pension plan as allowable costs on our U.S. government contracts, but there can be differences between when we contribute cash to our tax-qualified defined benefit pension plan under pension funding rules and recover it under CAS.
Arrangements with Off-Balance Sheet Risk:
See Note 8(e) in the consolidated financial statements in Item 8 of this Report for information relating to our off-balance sheet risk.
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
For a discussion of all of our accounting policies, including the accounting policies discussed below, see Note 1 in the consolidated financial statements in Item 8 of this Report.
Revenue Recognition
In our Aerospace and Defense segment, the majority of our revenue is earned from long-term contracts to design, develop, and manufacture aerospace and defense products, and provide related services, for our customers, including the U.S. government, major aerospace and defense prime contractors, and the commercial sector. Each customer contract defines our distinct performance obligations and the associated transaction price for each obligation. A contract may contain one or multiple performance obligations. In certain circumstances, multiple contracts with a customer are required to be combined in determining the distinct performance obligation. For contracts with multiple performance obligations, we allocate the contracted transaction price to each performance obligation based upon the relative standalone selling price, which represents the price at which we would sell the promised good or service separately to the customer. We determine the standalone selling price based upon the facts and circumstances of each obligated good or service. The majority of our contracts have no observable standalone selling price since the associated products and services are customized to customer specifications. As such, the standalone selling price generally reflects our forecast of the total cost to satisfy the performance obligation plus an appropriate profit margin.
Contract modifications are routine in the performance of our long-term contracts. Contracts are often modified to account for changes in contract specifications or requirements. In most instances, contract modifications are for goods or services that are not distinct, and, therefore, are accounted for as part of the existing contract.
We recognize revenue as each performance obligation is satisfied. The majority of our aerospace and defense performance obligations are satisfied over time either as the service is provided, or as control transfers to the customer. Transfer of control is evidenced by our contractual right to payment for work performed to date plus a reasonable profit on contracts with highly customized products that we have no alternative use for. We measure progress on substantially all our performance obligations using the cost-to-cost method, which we believe best depicts the transfer of control of goods and services to the customer. Under the cost-to-cost method, we record revenues based upon costs incurred to date relative to the total estimated cost at completion. Contract costs include labor, material, overhead, and general and administrative expenses, as appropriate.
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
The contract value of long-term contracts may include variable consideration, such as incentives, awards, or penalties. The value of variable consideration is generally determined by contracted performance metrics, which may include targets for cost, performance, quality, and schedule. We include variable consideration in the transaction price for the respective performance obligation at either estimated value, or most likely amount to be earned, based upon our assessment of expected performance. We record these amounts only to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is resolved.
We evaluate the contract value and cost estimates for performance obligations at least quarterly and more frequently when circumstances significantly change. Factors considered in estimating the work to be completed include, but are not limited to: labor productivity, the nature and technical complexity of the work to be performed, availability and cost volatility of materials, subcontractor and vendor performance, warranty costs, volume assumptions, anticipated labor agreements, inflationary trends, schedule and performance delays, availability of funding from the customer, and the recoverability of costs incurred outside the original contract included in any estimates to complete. When our estimate of total costs to be incurred to satisfy a performance obligation exceeds the expected revenue, we recognize the loss immediately. When we determine that a change in estimates has an impact on the associated profit of a performance obligation, we record the cumulative positive or negative adjustment to the statement of operations. Changes in estimates and assumptions related to the status of certain long-term contracts may have a material effect on our operating results. The following table summarizes the impact of the changes in significant contract accounting estimates on our Aerospace and Defense segment operating results:

	Year Ended December 31,
	2018	2017	2016
	(In millions, except per share amounts)
Net favorable effect of the changes in contract estimates on net sales	$68.2	$33.7	$2.7
Favorable effect of the changes in contract estimates on income before income taxes	59.1	37.2	14.1
Favorable effect of the changes in contract estimates on net income (loss)	43.1	22.3	8.5
Favorable effect of the changes in contract estimates on basic net income (loss) per share	0.56	0.31	0.13
Favorable effect of the changes in contract estimates on diluted net income (loss) per share	0.55	0.31	0.11
See Note 1(p) in the consolidated financial statements in Item 8 of this Report for additional information.
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
We evaluate qualitative factors (including macroeconomic conditions, industry and market considerations, cost factors, and overall financial performance) to determine whether it is necessary to perform the first step of the goodwill test. This step is referred to as the "Step Zero" analysis. If it is determined that it is more likely than not (a likelihood of more than 50%) that the fair value of a reporting unit is less than its carrying amount, we will proceed to the quantitative ("Step One") analysis to determine the existence and amount of any goodwill impairment. We may also perform a Step One analysis from time to time to augment our qualitative assessment. We evaluated goodwill using a "Step One" analysis as of October 1, 2018, and determined that goodwill was not impaired. We evaluated goodwill using a "Step Zero" analysis as of October 1, 2017, and determined that goodwill was not impaired.
There can be no assurance that our estimates and assumptions made for purposes of our goodwill impairment testing will prove to be accurate predictions of the future. If our assumptions and estimates are incorrect, we may be required to record goodwill impairment charges in future periods.
Retirement Benefit Plans
We discontinued future benefit accruals for our defined benefit pension plans in 2009. We provide medical and life insurance benefits to certain eligible retired employees, with varied coverage by employee group. Annual charges are made for the cost of the plans, including interest costs on benefit obligations, and net amortization and deferrals, increased or reduced by the return on assets. We also sponsor a defined contribution 401(k) plan and participation in the plan is available to all employees.
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

government contracts. Our pension and medical and life insurance benefit obligations and related costs are calculated using actuarial concepts in accordance with GAAP. We are required to make assumptions regarding such variables as the expected long-term rate of return on assets and the discount rate applied to determine the retirement benefit obligations and expense (income) for the year.
The following table presents the assumptions to determine the benefit obligations:

	Pension Benefits		Medical and Life Insurance Benefits
	As of December 31,		As of December 31,
	2018	2017	2018	2017
Discount rate	4.27%	3.59%	4.09%	3.37%
The following table presents the assumptions to determine the retirement benefits expense (income):

	Pension Benefits			Medical and Life Insurance Benefits
	Year Ended December 31,			Year Ended December 31,
	2018	2017	2016	2018	2017	2016
Discount rate	3.59%	4.02%	4.36%	3.37%	3.68%	3.99%
Expected long-term rate of return on assets	7.00%	7.00%	7.00%	*	*	*
____

*	Not applicable as our medical and life insurance benefits are unfunded.
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
 Market conditions and interest rates significantly affect assets and liabilities of our pension plans. Pension accounting permits market gains and losses to be deferred and recognized over a period of years. This "smoothing" results in the creation of other accumulated income or loss which will be amortized to pension costs in future years. The accounting method we utilize recognizes one-fifth of the unamortized gains and losses in the market-related value of pension assets and all other gains and losses including changes in the discount rate used to calculate the benefit obligation each year. Investment gains or losses for this purpose are the difference between the expected return and the actual return on the market-related value of assets which smoothes asset values over three years. Although the smoothing period mitigates some volatility in the calculation of annual pension costs, future pension costs are impacted by changes in the market value of assets and changes in interest rates.
The following table summarizes the effects of a one-percentage-point change in key assumptions on the projected benefit obligations as of December 31, 2018, and on retirement benefits expense for 2018:

	Pension Benefits and Medical and Life Insurance Benefits Discount Rate		Expected Long-term Rate of Return	Assumed Healthcare Cost Trend Rate
	Net Periodic Benefit Expense	Projected Benefit Obligation	Net Periodic Pension Benefit Expense	Net Periodic Medical and Life Insurance Benefit Expense	Accumulated Benefit Obligation
	(In millions)
1% decrease	$20.5	$128.0	$8.6	$(0.2)	$(0.5)
1% increase	(17.5)	(108.5)	(8.6)	0.2	0.6
Contingencies and Litigation
We are currently involved in certain legal proceedings and, as required, have accrued our estimate of the probable costs and recoveries for resolution of these claims. These estimates are based upon an analysis of potential results, assuming a combination of litigation and settlement strategies. It is possible, however, that future results of operations for any particular quarterly or annual period could be materially affected by changes in assumptions or the effectiveness of strategies related to these proceedings. See Notes 8(b) and 8(c) in the consolidated financial statements in Item 8 of this Report for more detailed information on litigation exposure.

Environmental Reserves and Estimated Recoveries
For a discussion of our accounting for environmental remediation obligations and costs and related legal matters, see "Environmental Matters" above and Notes 8(c) and 8(d) in the consolidated financial statements in Item 8 of this Report.
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
At the time a liability is recorded for future environmental costs, we record an asset for estimated future recoveries that are estimable and probable. Some of our environmental costs are eligible for future recovery in the pricing of our products and services to the U.S. government and under existing third party agreements. We consider the recovery probable based on the Global Settlement, U.S. government contracting regulations, and our long history of receiving reimbursement for such costs.
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
Despite our belief that our tax return positions are consistent with applicable tax laws, we believe that certain positions are likely to be challenged by taxing authorities. Settlement of any challenge can result in no change, a complete disallowance, or some partial adjustment reached through negotiations or litigation. Our tax reserves reflect the difference between the tax benefit claimed on tax returns and the amount recognized in the financial statements. The accounting standards provide guidance for the recognition and measurement in financial statements of uncertain tax positions taken or expected to be taken in a tax return. The evaluation of a tax position is a two-step process, the first step being recognition. We determine whether it is more likely than not that a tax position will be sustained upon tax examination, including resolution of any related appeals or litigation, based on only the technical merits of the position. The technical merits of a tax position are derived from both statutory and judicial authority (legislation and statutes, legislative intent, regulations, rulings, and case law) and their applicability to the facts and circumstances of the tax position. If a tax position does not meet the more likely than not recognition threshold, the benefit of that position is not recognized in the financial statements. The second step is measurement. A tax position that meets the more likely than not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured as the largest amount of benefit that is greater than 50% likely of being realized upon ultimate resolution with a taxing authority. As the examination process progresses with tax authorities, adjustments to tax reserves may be necessary to reflect taxes payable upon settlement. Tax reserve adjustments related to positions impacting the effective tax rate affect the provision for income taxes. Tax reserve adjustments related to positions impacting the timing of deductions impact deferred tax assets and liabilities.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Policies and Procedures
As an element of our normal business practice, we have established policies and procedures for managing our exposure to changes in interest rates.
The objective in managing exposure to interest rate changes is to limit the impact of interest rate changes on earnings and cash flow and to make overall borrowing costs more predictable. To achieve this objective, we may use interest rate hedge transactions or other interest rate hedge instruments to manage the net exposure to interest rate changes related to our portfolio of borrowings and to balance our fixed rate compared with variable rate debt. We did not enter into any interest rate hedge transactions or instruments during the past three years.
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

As of December 31, 2018, our debt principal amounts excluding capital lease obligations totaled $645.6 million: $300.0 million, or 46%, was at an average fixed rate of 2.25%; and $345.6 million, or 54%, was at a variable rate of 4.52%.
The following table summarizes the estimated fair value and principal amount for outstanding debt obligations excluding capital lease obligations:

	Fair Value		Principal Amount
	As of December 31,		As of December 31,
	2018	2017	2018	2017
	(In millions)
Term loan	$345.6	$370.0	$345.6	$370.0
2¼% Notes	441.1	415.3	300.0	300.0
	$786.7	$785.3	$645.6	$670.0
The fair value of the 2¼% Notes was determined using broker quotes that are based on open markets for our debt securities (Level 2 securities). The term loan bore interest at variable rates, which adjusted based on market conditions, and its carrying value approximates fair value.

Item 8. Consolidated Financial Statements and Supplementary Data
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Aerojet Rocketdyne Holdings, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Aerojet Rocketdyne Holdings, Inc. and its subsidiaries (the "Company") as of December 31, 2018 and 2017, and the related consolidated statements of operations, of comprehensive income (loss), of stockholders’ equity (deficit), and of cash flows for each of the three years in the period ended December 31, 2018, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
Change in Accounting Principle
As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for revenue from contracts with customers in 2018.
Basis for Opinions
The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
February 19, 2019
We have served as the Company’s auditor since 2006.

Aerojet Rocketdyne Holdings, Inc.
Consolidated Statements of Operations

	Year Ended December 31,
	2018	2017	2016
	(In millions, except per share amounts)
Net sales	$1,895.9	$1,877.2	$1,761.3
Operating costs and expenses:
Cost of sales (exclusive of items shown separately below)	1,549.4	1,562.2	1,477.4
Selling, general and administrative expense	43.8	47.0	34.7
Depreciation and amortization	72.3	72.6	64.9
Other (income) expense, net:
Environmental remediation provision adjustments	(36.9)	8.2	18.3
Other	(3.3)	(0.3)	1.5
Total operating costs and expenses	1,625.3	1,689.7	1,596.8
Operating income	270.6	187.5	164.5
Non-operating:
Retirement benefit expense	57.6	73.2	68.9
Loss on debt	—	—	34.5
Interest income	(10.0)	(3.5)	(0.6)
Interest expense	34.4	30.9	32.5
Total non-operating expense, net	82.0	100.6	135.3
Income before income taxes	188.6	86.9	29.2
Income tax provision	51.3	96.1	11.2
Net income (loss)	$137.3	$(9.2)	$18.0
Income (loss) per share of common stock
Basic:
Net income (loss) per share	$1.80	$(0.13)	$0.27
Diluted:
Net income (loss) per share	$1.75	$(0.13)	$0.27
Weighted average shares of common stock outstanding, basic	74.8	73.0	65.6
Weighted average shares of common stock outstanding, diluted	76.8	73.0	65.7
See Notes to Consolidated Financial Statements.

Aerojet Rocketdyne Holdings, Inc.
Consolidated Statements of Comprehensive Income

	Year Ended December 31,
	2018	2017	2016
	(In millions)
Net income (loss)	$137.3	$(9.2)	$18.0
Other comprehensive income:
Amortization of net actuarial losses, net of $16.8 million, $24.5 million, and $23.2 million of income taxes in 2018, 2017, and 2016, respectively	49.7	39.0	37.1
Actuarial (losses) gains, net of $5.5 million, $2.9 million, and $4.8 million of income taxes in 2018, 2017, and 2016, respectively	(16.4)	(8.5)	7.5
Amortization of prior service credits, net of $0.0 million, $0.0 million, and $0.4 million of income taxes in 2018, 2017, and 2016, respectively	(0.1)	(0.1)	(0.6)
Other comprehensive income, net of income taxes	33.2	30.4	44.0
Comprehensive income	$170.5	$21.2	$62.0

See Notes to Consolidated Financial Statements.

Aerojet Rocketdyne Holdings, Inc.
Consolidated Balance Sheets

	As of December 31,
	2018	2017
	(In millions, except per share amounts)
ASSETS
Current Assets
Cash and cash equivalents	$735.3	$535.0
Restricted cash	5.0	—
Marketable securities	—	20.0
Accounts receivable, net	141.2	64.5
Contract assets	235.1	268.1
Other current assets, net	117.7	129.1
Total Current Assets	1,234.3	1,016.7
Noncurrent Assets
Property, plant and equipment, net	399.7	359.0
Recoverable environmental remediation costs	251.1	231.1
Deferred income taxes	116.9	145.8
Goodwill	161.3	161.3
Intangible assets	71.8	85.5
Other noncurrent assets, net	255.0	259.3
Total Noncurrent Assets	1,255.8	1,242.0
Total Assets	$2,490.1	$2,258.7
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Current portion of long-term debt	$273.1	$25.0
Accounts payable	88.7	100.9
Reserves for environmental remediation costs	39.8	35.2
Contract liabilities	272.6	276.8
Other current liabilities	204.1	156.9
Total Current Liabilities	878.3	594.8
Noncurrent Liabilities
Long-term debt	352.3	591.4
Reserves for environmental remediation costs	288.1	306.2
Pension benefits	376.7	492.8
Other noncurrent liabilities	173.4	171.1
Total Noncurrent Liabilities	1,190.5	1,561.5
Total Liabilities	2,068.8	2,156.3
Commitments and contingencies (Note 8)
Stockholders’ Equity
Preference stock, par value of $1.00; 15.0 million shares authorized; none issued or outstanding	—	—
Common stock, par value of $0.10; 150.0 million shares authorized; 76.8 million shares issued and outstanding as of December 31, 2018; 73.6 million shares issued and outstanding as of December 31, 2017	7.7	7.4
Other capital	561.8	503.1
Treasury stock at cost, 0.8 million shares as of December 31, 2018; 3.5 million shares as of December 31, 2017	(12.7)	(64.5)
Retained earnings (accumulated deficit)	103.9	(71.0)
Accumulated other comprehensive loss, net of income taxes	(239.4)	(272.6)
Total Stockholders’ Equity	421.3	102.4
Total Liabilities and Stockholders’ Equity	$2,490.1	$2,258.7
See Notes to Consolidated Financial Statements.

Aerojet Rocketdyne Holdings, Inc.
Consolidated Statements of Stockholders’ Equity (Deficit)

	Common Stock				(Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total Stockholders' Equity (Deficit)
	Shares	Amount	Other Capital	Treasury Stock	Retained Earnings
	(In millions)
December 31, 2015	62.9	$6.5	$342.6	$(64.5)	$(79.8)	$(347.0)	$(142.2)
Net income	—	—	—	—	18.0	—	18.0
Other comprehensive income, net of income taxes	—	—	—	—	—	44.0	44.0
Reclassification of redeemable common stock	—	—	0.5	—	—	—	0.5
Tax benefit from shares issued under equity plans	—	—	0.3	—	—	—	0.3
Equity component of convertible debt	—	—	54.5	—	—	—	54.5
Conversion of debt to common stock	5.4	0.4	48.6	—	—	—	49.0
Repurchase of shares for option cost and to satisfy tax withholding obligations	(0.3)	—	(3.9)	—	—	—	(3.9)
Stock-based compensation and shares issued under equity plans, net	1.2	—	14.3	—	—	—	14.3
December 31, 2016	69.2	6.9	456.9	(64.5)	(61.8)	(303.0)	34.5
Net loss	—	—	—	—	(9.2)	—	(9.2)
Other comprehensive income, net of income taxes	—	—	—	—	—	30.4	30.4
Reclassification of redeemable common stock	0.1	—	0.9	—	—	—	0.9
Cumulative effect of change in accounting guidance	—	—	0.3	—	—	—	0.3
Conversion of debt to common stock	3.9	0.4	35.2	—	—	—	35.6
Repurchase of shares for option cost and to satisfy tax withholding obligations	—	—	(6.2)	—	—	—	(6.2)
Stock-based compensation and shares issued under equity plans, net	0.4	0.1	16.0	—	—	—	16.1
December 31, 2017	73.6	7.4	503.1	(64.5)	(71.0)	(272.6)	102.4
Net income	—	—	—	—	137.3	—	137.3
Other comprehensive income, net of income taxes	—	—	—	—	—	33.2	33.2
Cumulative effect of change in accounting guidance (see Note 14)	—	—	—	—	37.6	—	37.6
Contribution of treasury stock to retirement benefit plan	2.7	0.3	42.9	51.8	—	—	95.0
Repurchase of shares for option cost and to satisfy tax withholding obligations	—	—	(3.3)	—	—	—	(3.3)
Stock-based compensation and shares issued under equity plans, net	0.5	—	19.1	—	—	—	19.1
December 31, 2018	76.8	$7.7	$561.8	$(12.7)	$103.9	$(239.4)	$421.3
See Notes to Consolidated Financial Statements.

Aerojet Rocketdyne Holdings, Inc.
Consolidated Statements of Cash Flows

	Year Ended December 31,
	2018	2017	2016
	(In millions)
Operating Activities
Net income (loss)	$137.3	$(9.2)	$18.0
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	72.3	72.6	64.9
Amortization of debt discount and deferred financing costs	8.9	8.5	2.3
Stock-based compensation	20.5	22.0	12.9
Retirement benefits, net	15.9	(8.2)	30.5
Loss on debt repurchased	—	—	34.4
Other, net	(2.2)	0.7	0.6
Changes in assets and liabilities, net of effects from acquisition in 2017:
Accounts receivable, net	(47.3)	5.6	57.9
Contract assets	10.5	(20.5)	(54.6)
Other current assets, net	21.5	8.9	(22.9)
Recoverable for environmental remediation costs	(20.0)	8.7	(32.6)
Other noncurrent assets	5.8	(31.4)	(12.6)
Accounts payable	(39.4)	1.6	27.0
Contract liabilities	29.2	30.7	(13.6)
Other current liabilities	40.9	(6.5)	(32.9)
Deferred income taxes	4.7	125.7	4.8
Reserves for environmental remediation costs	(13.5)	(8.3)	47.4
Other noncurrent liabilities and other	7.6	11.9	27.2
Net Cash Provided by Operating Activities	252.7	212.8	158.7
Investing Activities
Purchases of marketable securities	(47.7)	(24.0)	—
Sale of marketable securities	68.1	4.0	—
Purchase of Coleman Aerospace	—	(17.0)	—
Insurance proceeds	1.9	—	—
Proceeds from sale of technology	—	—	0.5
Capital expenditures	(43.2)	(29.4)	(47.6)
Net Cash Used in Investing Activities	(20.9)	(66.4)	(47.1)
Financing Activities
Proceeds from issuance of debt	—	—	800.0
Debt issuance costs including equity component of convertible debt	(3.3)	—	(9.5)
Debt repayments/repurchases	(25.3)	(20.0)	(700.6)
Proceeds from shares issued under equity plans	5.4	4.5	4.2
Repurchase of shares for withholding taxes and option costs under employee equity plans	(3.3)	(6.2)	(3.9)
Net Cash (Used in) Provided by Financing Activities	(26.5)	(21.7)	90.2
Net Increase in Cash, Cash Equivalents and Restricted Cash	205.3	124.7	201.8
Cash, Cash Equivalents and Restricted Cash at Beginning of Year	535.0	410.3	208.5
Cash, Cash Equivalents and Restricted Cash at End of Year	$740.3	$535.0	$410.3
Supplemental disclosures of cash flow information
Cash paid for interest	$25.3	$22.2	$39.0
Cash paid for income taxes	24.0	3.0	31.2
Cash refund for income taxes	5.2	22.9	0.1
Capital leases	26.8	0.9	—
Conversion of debt to common stock	—	35.6	49.0
Contribution of treasury stock to retirement benefit plans	95.0	—	—
See Notes to Consolidated Financial Statements.

Aerojet Rocketdyne Holdings, Inc.
Notes to Consolidated Financial Statements
Note 1. Summary of Significant Accounting Policies
a.  Basis of Presentation and Nature of Operations
The consolidated financial statements of Aerojet Rocketdyne Holdings, Inc. ("Aerojet Rocketdyne Holdings" or the "Company") include the accounts of the Company and its 100% owned and majority owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain reclassifications have been made to financial information for prior years to conform to the current year’s presentation.
The Company’s operations are organized into two segments:
Aerospace and Defense — includes the operations of the Company’s wholly-owned subsidiary Aerojet Rocketdyne, Inc. ("Aerojet Rocketdyne"), a leading technology-based designer, developer and manufacturer of aerospace and defense products and systems for the United States ("U.S.") government, including the Department of Defense ("DoD"), the National Aeronautics and Space Administration ("NASA"), and major aerospace and defense prime contractors.
Real Estate — includes the activities of the Company’s wholly-owned subsidiary Easton Development Company, LLC ("Easton") related to the re-zoning, entitlement, sale, and leasing of the Company’s excess real estate assets. The Company is currently in the process of seeking zoning changes and other governmental approvals on its excess real estate assets to optimize their value.
The year of the Company's subsidiary, Aerojet Rocketdyne, ends on the last Saturday in December. As a result of the 2016 calendar, Aerojet Rocketdyne had 53 weeks of operations in 2016 compared with 52 weeks of operations in 2018 and 2017. The additional week of operations, which occurred in the fourth quarter of 2016, accounted for $32.2 million in additional net sales.
The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires the Company to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.
b.  Cash and Cash Equivalents
All highly liquid debt instruments purchased with a remaining maturity at the date of purchase of three months or less are considered to be cash equivalents. The Company aggregates its cash balances by bank, and reclassifies any negative balances, if applicable, to accounts payable.
As of December 31, 2018, the Company designated $5.0 million as restricted cash to satisfy indemnification obligations for environmental remediation coverage.
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

		Fair value measurement as of December 31, 2018
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
	(In millions)
Money market funds	$186.3	$186.3	$—	$—
Commercial paper	154.7	—	154.7	—
Total	$341.0	$186.3	$154.7	$—

		Fair value measurement as of December 31, 2017
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
	(In millions)
Money market funds	$155.0	$155.0	$—	$—
Commercial paper	135.6	—	135.6	—
U.S. treasury notes	4.1	—	4.1	—
Total	$294.7	$155.0	$139.7	$—

The carrying amounts of certain of the Company’s financial instruments, including cash and cash equivalents, restricted cash, accounts receivable, accounts payable, accrued compensation, and other accrued liabilities, approximate fair value because of their short maturities.
The following table summarizes the estimated fair value and principal amount for outstanding debt obligations excluding capital lease obligations:

	Fair Value		Principal Amount
	As of December 31,		As of December 31,
	2018	2017	2018	2017
	(In millions)
Term loan	$345.6	$370.0	$345.6	$370.0
2.25% Convertible Senior Notes ("2¼% Notes")	441.1	415.3	300.0	300.0
	$786.7	$785.3	$645.6	$670.0
The fair value of the 2¼% Notes was determined using broker quotes that are based on open markets for the Company’s debt securities (Level 2 securities). The term loan bore interest at variable rates, which adjusted based on market conditions, and its carrying value approximates fair value.
d.  Accounts Receivable, net
Accounts Receivable represent our unconditional right to consideration under the contract and include amounts billed and currently due from long-term contract customers. The amounts are stated at their net estimated realizable value.
Other receivables represent amounts billed for sales not derived from long-term contracts.
e.  Inventories
Inventories are stated at cost (generally using the average cost method) or net realizable value. The Company capitalizes costs incurred in advance of contract award or funding in inventories if it determines that contract award or funding is probable. Amounts previously capitalized are expensed when changes in facts and circumstances indicate that a contract award or funding is no longer probable.
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
g.  Property, Plant and Equipment, net
Property, plant and equipment are recorded at cost. Refurbishment costs that extend the life or increase the value of an asset are capitalized in the property accounts, whereas ordinary maintenance and repair costs are expensed as incurred. Depreciation is computed principally by accelerated methods based on the following useful lives:

Buildings and improvements	9 - 40 years
Machinery and equipment	6 - 10 years
Costs related to software acquired, developed or modified solely to meet the Company's internal requirements and for which there are no substantive plans to market for sale are capitalized and depreciated over 3 to 7 years. Only costs incurred after the preliminary planning stage of the project and after management has authorized and committed funds to the project are eligible for capitalization.
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
The Company evaluates qualitative factors (including macroeconomic conditions, industry and market considerations, cost factors, and overall financial performance) to determine whether it is necessary to perform the first step of the goodwill test. This step is referred to as the "Step Zero" analysis. If it is determined that it is more likely than not (a likelihood of more than 50%) that the fair value of a reporting unit is less than its carrying amount, the Company will proceed to the quantitative ("Step One") analysis to determine the existence and amount of any goodwill impairment. The Company may also perform a Step One analysis from time to time to augment its qualitative assessment. The Company evaluated goodwill using a "Step One" analysis as of October 1, 2018, and determined that goodwill was not impaired. The Company evaluated goodwill using a "Step Zero" analysis as of October 1, 2017, and determined that goodwill was not impaired.
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
k.  Environmental Remediation
The Company expenses, on a current basis, recurring costs associated with managing hazardous substances and contamination in ongoing operations. The Company accrues for costs associated with the remediation of environmental contamination when it becomes probable that a liability has been incurred, and the amount can be reasonably estimated. In most cases only a range of reasonably possible costs can be estimated. In establishing reserves, the most probable estimated amount is used when determinable, and the minimum amount is used when no single amount in the range is more probable. Environmental reserves include the costs of completing remedial investigation and feasibility studies, remedial and corrective actions, regulatory oversight costs, the cost of operation and maintenance of the remedial action plan, and employee compensation costs for employees who are expected to devote a significant amount of time to remediation efforts. Calculation of environmental reserves is based on the evaluation of currently available information with respect to each individual environmental site and considers factors such as existing technology, presently enacted laws and regulations, and prior experience in remediation of contaminated sites. Such estimates are based on the expected costs of investigation and remediation and the likelihood that other potentially responsible parties will be able to fulfill their commitments at sites where the Company may be jointly or severally liable.
At the time a liability is recorded for future environmental costs, the Company records an asset for estimated future recoveries that are estimable and probable. Some of the Company’s environmental costs are eligible for future recovery in the pricing of its products and services to the U.S. government and under existing third party agreements. The Company considers the recovery probable based on the Global Settlement, U.S. government contracting regulations, and its long history of receiving reimbursement for such costs (see Notes 8(c) and 8(d)).
l.  Retirement Benefits
The Company discontinued future benefit accruals for the defined benefit pension plans in 2009. The Company provides medical and life insurance benefits ("postretirement benefits") to certain eligible retired employees, with varied coverage by employee group. Annual charges are made for the cost of the plans, including interest costs on benefit obligations, and net amortization and deferrals, increased or reduced by the return on assets. The Company also sponsors a defined contribution 401(k) plan and participation in the plan is available to all employees (see Note 7).
m.  Conditional Asset Retirement Obligations
Conditional asset retirement obligations ("CAROs") are legal obligations associated with the retirement of long-lived assets. These liabilities are initially recorded at fair value and the expected asset retirement costs are capitalized by increasing the carrying amount of the related assets by the same amount as the liability. Asset retirement costs are subsequently depreciated over the useful lives of the related assets. Subsequent to initial recognition, the Company records period-to-period changes in the CARO liability resulting from the passage of time and revisions to either the timing or the amount of the estimate of the undiscounted cash flows.
CAROs associated with owned properties are based on estimated costs necessary for the legally required removal or remediation of various regulated materials, primarily asbestos disposal and radiological decontamination of an ordnance manufacturing facility. For leased properties, CAROs are based on the estimated cost of contractually required property restoration.

The following table summarizes the changes in the carrying amount of CAROs:

	Year Ended December 31,
	2018	2017	2016
	(In millions)
Balance at beginning of year	$44.0	$30.6	$29.5
Additions and other, net	(0.5)	11.2	(0.9)
Accretion	2.5	2.2	2.0
Balance at end of year	$46.0	$44.0	$30.6
n.  Loss Contingencies
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
o.  Warranties
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
p.  Revenue Recognition
In the Company’s Aerospace and Defense segment, the majority of the Company’s revenue is earned from long-term contracts to design, develop, and manufacture aerospace and defense products, and provide related services, for the Company’s customers, including the U.S. government, major aerospace and defense prime contractors, and the commercial sector. Each customer contract defines the Company’s distinct performance obligations and the associated transaction price for each obligation. A contract may contain one or multiple performance obligations. In certain circumstances, multiple contracts with a customer are required to be combined in determining the distinct performance obligation. For contracts with multiple performance obligations, the Company allocates the contracted transaction price to each performance obligation based upon the relative standalone selling price, which represents the price at which the Company would sell the promised good or service separately to the customer. The Company determines the standalone selling price based upon the facts and circumstances of each obligated good or service. The majority of the Company’s contracts have no observable standalone selling price since the associated products and services are customized to customer specifications. As such, the standalone selling price generally reflects the Company’s forecast of the total cost to satisfy the performance obligation plus an appropriate profit margin.
Contract modifications are routine in the performance of the Company's long-term contracts. Contracts are often modified to account for changes in contract specifications or requirements. In most instances, contract modifications are for goods or services that are not distinct, and, therefore, are accounted for as part of the existing contract.
The Company recognizes revenue as each performance obligation is satisfied. The majority of the Company’s aerospace and defense performance obligations are satisfied over time either as the service is provided, or as control transfers to the customer. Transfer of control is evidenced by the Company’s contractual right to payment for work performed to date plus a reasonable profit on contracts with highly customized products that have no alternative use to the Company. The Company measures progress on substantially all its performance obligations using the cost-to-cost method, which the Company believes best depicts the transfer of control of goods and services to the customer. Under the cost-to-cost method, the Company records revenues based upon costs incurred to date relative to the total estimated cost at completion. Contract costs include labor, material, overhead, and general and administrative expenses, as appropriate.
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

	Year Ended December 31,
	2018	2017	2016
	(In millions, except per share amounts)
Net favorable effect of the changes in contract estimates on net sales	$68.2	$33.7	$2.7
Favorable effect of the changes in contract estimates on income before income taxes	59.1	37.2	14.1
Favorable effect of the changes in contract estimates on net income (loss)	43.1	22.3	8.5
Favorable effect of the changes in contract estimates on basic net income (loss) per share	0.56	0.31	0.13
Favorable effect of the changes in contract estimates on diluted net income (loss) per share	0.55	0.31	0.11
The 2018 net favorable changes in contract estimates on income before income taxes were primarily driven by risk retirements on the Terminal High Altitude Area Defense ("THAAD"), RS-68, and RL-10 programs and favorable overhead rate performance, partially offset by cost growth and performance issues on the Commercial Crew Development program. The 2017 net favorable changes in contract estimates were primarily driven by improved performance on numerous programs as a result of overhead cost reductions and reduced program risks, most notably on the THAAD program, partially offset by cost growth and manufacturing inefficiencies in 2017 on electric propulsion contracts. The 2016 net favorable changes in contract estimates were primarily driven by improved performance on space launch systems primarily due to affordability initiatives and lower overhead costs, partially offset by cost growth and manufacturing inefficiencies on electric propulsion contracts.
In the Company’s Aerospace and Defense segment, the timing of revenue recognition, customer invoicing, and collections produces accounts receivable, contract assets, and contract liabilities on the Company’s Consolidated Balance Sheet. The Company invoices in accordance with contract payment terms either based upon a recurring contract payment schedule, or as contract milestones are achieved. Customer invoices, net of reserves, represent an unconditional right of consideration. When revenue is recognized in advance of customer invoicing, a contract asset is recorded. Conversely, when customers are invoiced in advance of revenue recognition, a contract liability is recorded. Unpaid customer invoices are reflected as accounts receivable. Amounts for overhead disallowances or billing decrements are reflected in contract assets and primarily represent estimates of potential overhead costs which may not be successfully negotiated and collected. The following table summarizes contract assets and liabilities:

	As of December 31,
	2018	2017
	(In millions)
Contract assets	$278.0	$310.9
Reserve for overhead rate disallowance	(42.9)	(42.8)
Contract assets, net of reserve	235.1	268.1
Contract liabilities	272.6	276.8
Net contract liabilities, net of reserve	$(37.5)	$(8.7)
Net contract liabilities increased by $28.8 million, primarily due to the timing of contract performance payments. During 2018, the Company recognized sales of $209.6 million that were included in the Company’s contract liabilities as of January 1, 2018. Contract assets included unbilled receivables of $263.7 million and $195.5 million as of December 31, 2018 and 2017, respectively. As of December 31, 2018, unbilled receivables expected to be collected after one year was $193.0 million. Net contract liabilities included an allocation of general and administrative costs incurred throughout 2018 and 2017 amounting to $248.8 million and $238.4 million, respectively, and the cumulative amount of general and administrative costs in long-term contract inventories was estimated to be $2.7 million and $11.4 million as of December 31, 2018 and 2017, respectively.
As of December 31, 2018, the Company’s total remaining performance obligations, also referred to as backlog, totaled $4.1 billion. The Company expects to recognize approximately 45%, or $1.8 billion, of the remaining performance obligations as sales over the next twelve months, an additional 29% the following twelve months, and 26% thereafter.
The Company's contracts are largely categorized as either "fixed-price" (largely used by the U.S. government for production-type contracts) or "cost-reimbursable" (largely used by the U.S. government for development-type contracts). Fixed-

price contracts present the risk of unreimbursed cost overruns, potentially resulting in lower than expected contract profits and margins. This risk is generally lower for cost-reimbursable contracts which, as a result, generally have a lower margin. The following table summarizes the percentages of net sales by contract type:

	Year Ended December 31,
	2018	2017	2016
Fixed-price	63%	64%	68%
Cost-reimbursable	37	36	32
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
q.  Research and Development ("R&D")
Company-funded R&D expenses (reported as a component of cost of sales) were $46.7 million, $44.6 million, and $43.0 million in 2018, 2017, and 2016, respectively. Company-funded R&D expenses include the costs of technical activities that are useful in developing new products, services, processes, or techniques, as well as expenses for technical activities that may significantly improve existing products or processes. These expenses are generally allocated among all contracts and programs in progress under U.S. government contractual arrangements. From time to time, the Company believes it is in its best interests to self-fund and not allocate costs for certain R&D activities to the U.S. government contracts and the Company had $32.1 million of such costs in 2015 related to the AR1 engine, see discussion below.
Customer-funded R&D expenditures, which are funded from U.S. government contracts, totaled $591.6 million, $561.1 million, and $513.0 million in 2018, 2017, and 2016, respectively. Expenditures under customer-funded R&D U.S. government contracts are accounted for as sales and cost of products sold.
AR1 Research and Development
Company-funded research and development ("R&D") expenses (reported as a component of cost of sales) are generally reimbursed via allocation of such expenses among all contracts and programs in progress under U.S. government contractual arrangements. The Company's large liquid booster engine development project, the AR1, accounted for $56.1 million of such reimbursable costs from its inception through December 31, 2018. In February 2016, pursuant to an Other Transaction Agreement ("OTA"), the U.S. Air Force selected Aerojet Rocketdyne and United Launch Alliance ("ULA") to share in a public-private partnership to develop jointly the AR1 engine under an agreement valued at $804.0 million with the U.S. Air Force investing two-thirds of the funding required to complete development of the AR1 engine by December 2019. In June 2018, the Company and the U.S. Air Force signed a modification to the existing OTA to modify the scope, funding, cost share, and period of performance of the AR1 engine. The modified OTA is valued at $353.8 million with the U.S. Air Force investing five-sixths of the funding required to design, build, and assemble a single AR1 engine prototype by December 2019. The U.S. Air Force contributions are recognized proportionately as an offset to R&D expenses. The following table summarizes the AR1 inception-to-date project costs through December 31, 2018 (in millions):

AR1 R&D costs incurred	$331.2
Less amounts funded by the U.S. Air Force	(233.4)
Less amounts funded by ULA	(9.6)
AR1 R&D costs net of reimbursements	$88.2
Of the $88.2 million AR1 investment, $32.1 million was expensed and $56.1 million was applied to the Company's contracts. No costs have been applied to the Company's contracts during 2018. The Company’s cash contributions to this OTA are now complete.
r.  Stock-based Compensation
The Company recognizes stock-based compensation in the statements of operations at the grant-date fair value of stock awards issued to employees and directors over the vesting period. The Company also grants Stock Appreciation Rights ("SARs") awards which are similar to the Company’s employee stock options, but are settled in cash rather than in shares of common stock, and are classified as liability awards. Compensation cost for these awards is determined using a fair-value method and remeasured at each reporting date until the date of settlement. The Company accounts for forfeitures when they occur for consistency with the U.S. government recovery accounting practice.
s.  Impairment or Disposal of Long-Lived Assets
Impairment of long-lived assets is recognized when events or circumstances indicate that the carrying amount of the asset, or related groups of assets, may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; or a current expectation that the asset will more likely than not be sold or disposed of significantly before the end of its estimated useful life. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. If the Company determines that an asset is not recoverable, then the Company would record an impairment charge if the carrying value of the asset exceeds its fair value.
A long-lived asset classified as "held for sale" is initially measured at the lower of its carrying amount or fair value less costs to sell. In the period that the "held for sale" criteria are met, the Company recognizes an impairment charge for any initial adjustment of the long-lived asset amount. Gains or losses not previously recognized resulting from the sale of a long-lived asset are recognized on the date of sale.
t.   Concentrations
Dependence upon U.S. Government Programs and Contracts
The principal end user customers of our products and technology are primarily agencies of the U.S. government. The following table summarizes the percentages of net sales by principal end user:

	Year Ended December 31,
	2018	2017	2016
U.S. government	94%	92%	91%
Non U.S. government customers	6	8	9
The following table summarizes the percentages of net sales for significant programs, all of which are included in the U.S. government sales and are comprised of multiple contracts:

	Year Ended December 31,
	2018	2017	2016
RS-25 program	14%	14%	12%
Standard Missile program	13	9	12
THAAD program	11	9	13
Major Customers
The following table summarizes the customers that represented more than 10% of net sales, each of which involves sales of several product lines and programs:

	Year Ended December 31,
	2018	2017	2016
Lockheed Martin Corporation ("Lockheed Martin")	30%	24%	27%
Raytheon Company ("Raytheon")	19	17	20
NASA	18	17	13
ULA	17	22	21
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

The following table summarizes customers that represented more than 10% of accounts receivable, including unbilled receivables which are a component of contract assets:

	As of December 31,
	2018	2017
Raytheon	29%	16%
Lockheed Martin	18	12
The Boeing Company	17	35
NASA	10	11
ULA	*	11
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
Workforce
As of December 31, 2018, 12% of the Company’s employees were covered by collective bargaining agreements.
u.  Related Parties
Warren G. Lichtenstein, the Executive Chairman of the Company is also the Executive Chairman of Steel Partners Holdings L.P. ("Steel Holdings") and the Chief Executive Officer of Steel Partners Ltd. ("SPL"). The Company received services of $0.6 million, $0.6 million, and $0.9 million in 2018, 2017, and 2016, respectively, from Steel Holdings and SPL, which primarily included administrative services and the use of an aircraft for business travel. As of December 31, 2018 and 2017, the Company had liabilities due to such entities of $0.4 million and $0.2 million, respectively.
Lucas-Milhaupt, Inc., an indirect wholly-owned subsidiary of Steel Holdings, sold $0.3 million and $0.2 million in raw materials to the Company for the manufacture of its products in 2018 and 2017, respectively.
GAMCO Investors, Inc. ("GAMCO") owned 10% and 12% of the Company's common stock at December 31, 2018 and 2017, respectively. The Company received services of $1.7 million, $1.1 million, and $1.1 million in 2018, 2017, and 2016, respectively, from GAMCO for investment management fees of the Company’s defined benefit pension plan assets.
Martin Turchin, a member of the Board of Directors of the Company is also a non-executive Vice Chairman of CB Richard Ellis ("CBRE"). The Company received services of $0.4 million from CBRE for lease commissions in 2018.
BlackRock, Inc. ("BlackRock") owned 16% and 15% of the Company's common stock at December 31, 2018 and 2017, respectively. The Company invests in money market funds managed by BlackRock.
The Vanguard Group, Inc. ("Vanguard") owned 10% of the Company’s common stock at December 31, 2018 and 2017, respectively. Certain of the investment alternatives offered through the Company’s 401(k) plan include funds managed by Vanguard.
v.  Accounting Pronouncements
Recently Adopted Accounting Pronouncements
In March 2016, the Financial Accounting Standards Board ("FASB") amended the existing accounting guidance related to stock compensation. The amendment requires all income tax effects of awards to be recognized in the income statement when awards vest and allows a choice to account for forfeitures on an estimated or actual basis. There is also a requirement to present excess income tax benefits as an operating activity on the statement of cash flows. Effective January 1, 2017, the Company adopted the amendment requiring recognition of excess tax benefits and tax deficiencies in the income statement prospectively. In addition, the Company elected to change its accounting policy to account for forfeitures when they occur for consistency with the U.S. government recovery accounting practices on a modified retrospective basis. The Company also elected to adopt the amendment related to the presentation of excess tax benefits within operating activities on the statement of cash flows, retrospectively.
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
In December 2017, Staff Accounting Bulletin No. 118 ("SAB 118") was issued to address the application of GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed in reasonable detail to complete the accounting for certain income tax effects of the Tax Cuts and Jobs Act ("Tax Act"). In accordance with SAB 118, the Company recorded $64.6 million of deferred tax expense in connection with the remeasurement of certain deferred tax assets and liabilities in the three months ended December 31, 2017. As of December 31, 2018, the Company completed its accounting for the effects of the Tax Act by recording a deferred expense of $1.2 million.
In May 2014, the FASB amended the existing accounting standards for revenue recognition. The amendments are based on the principle that revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company adopted the guidance effective January 1, 2018, using the modified retrospective method, with the cumulative effect recognized as of January 1, 2018. All applicable amounts and disclosures for 2018 reflect the impact of adoption. As the Company elected to use the modified retrospective method, prior periods presented have not been restated to reflect the impact of adoption unless otherwise noted (see Notes 1(p) and 14).
In March 2017, the FASB amended the existing accounting guidance relating to the presentation of net periodic pension cost and net periodic postretirement benefit cost (the "NPPC") in the income statement. The amended guidance requires the service cost component to be presented in the same line item or items as other compensation arising from the services rendered by the pertinent employees during the period, and other components of the NPPC to be presented in the statement of operations separately from service cost components and outside a subtotal of income from operations. The Company adopted the guidance effective January 1, 2018. The adoption resulted in an increase in operating income of $73.2 million and $68.9 million for 2017 and 2016, respectively, and a corresponding increase in total non-operating expense, net for the period. The adoption did not impact segment performance, net income, or cash flows.
Recently Issued Accounting Pronouncements
In February 2016, the FASB issued guidance requiring lessees to recognize a right-of-use asset and a lease liability on the balance sheet for all leases with the exception of short-term leases. For lessees, leases will continue to be classified as either operating or finance leases in the income statement. Lessor accounting is similar to the current model but updated to align with certain changes to the lessee model. Lessors will continue to classify leases as operating, direct financing or sales-type leases. The effective date of the new standard is for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. The new standard allows for application of the standard on the adoption date without restatement of prior comparative periods presented or a modified retrospective transition method which requires application of the new guidance at the beginning of the earliest comparative period presented. The Company intends to adopt this new standard as of January 1, 2019, without restating prior comparative periods and expects as a result of the adoption to record a material right-of-use asset and lease liability on the consolidated balance sheet.
In February 2018, the FASB issued guidance that permits the reclassification of the income tax effects of the Tax Act on items within accumulated other comprehensive loss to retained earnings. The guidance refers to these amounts as "stranded tax effects." The amended guidance also requires certain new disclosures. The new guidance is effective for financial statements issued for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is evaluating the impact of adopting this new accounting guidance on its financial position, results of operations, or cash flows.
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

Note 2. Income (Loss) Per Share of Common Stock
The following table reconciles the numerator and denominator used to calculate basic and diluted income (loss) per share of common stock ("EPS"):

	Year Ended December 31,
	2018	2017	2016
	(In millions, except per share amounts)
Numerator:
Net income (loss)	$137.3	$(9.2)	$18.0
Income allocated to participating securities	(2.9)	—	(0.4)
Net income (loss) for basic and diluted EPS	$134.4	$(9.2)	$17.6
Denominator:
Basic weighted average shares	74.8	73.0	65.6
Effect of:
2 1/4% Notes	1.9	—	—
Employee stock options and stock purchase plan	0.1	—	0.1
Diluted weighted average shares	76.8	73.0	65.7
Basic:
Net income (loss) per share	$1.80	$(0.13)	$0.27
Diluted:
Net income (loss) per share	$1.75	$(0.13)	$0.27
The following table sets forth the potentially dilutive securities excluded from the computation because their effect would have been anti-dilutive:

	Year Ended December 31,
	2018	2017	2016
	(In millions)
4 1/16% Convertible Subordinated Debentures	—	0.1	7.1
Employee stock options and stock purchase plan	—	0.1	—
Unvested restricted shares	1.5	1.6	1.6
Total potentially dilutive securities	1.5	1.8	8.7
The Company's 2¼% Notes were not included in the computation of diluted EPS for 2017 and 2016 because the average market price of the common stock did not exceed the conversion price and the Company only expects the conversion premium for the 2¼% Notes to be settled in common shares.

Note 3. Balance Sheet Accounts and Supplemental Disclosures
a.  Marketable Securities
The following table summarizes short-term available-for-sale investments as of December 31, 2018:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In millions)
Commercial paper	$154.7	$—	$—	$154.7
Marketable securities	$154.7	$—	$—	$154.7
As of December 31, 2018, the total estimated fair value for commercial paper of $154.7 million was classified as cash and cash equivalents as the remaining maturity at date of purchase was less than three months.
The following table summarizes short-term available-for-sale investments as of December 31, 2017:

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
b.  Accounts Receivable, net

	As of December 31,
	2018	2017
	(In millions)
Billed	$147.3	$64.5
Reserve on billed trade receivables	(6.6)	(0.7)
Other trade receivables	0.5	0.7
Accounts receivable, net	$141.2	$64.5
The Company made certain reclassifications to the December 31, 2017, balance sheet to conform to the current year’s presentation as a result of adopting the new revenue recognition guidance effective January 1, 2018. Accordingly, the Company reclassified $151.0 million of unbilled receivables, net of reserves for disallowances, to contract assets as of December 31, 2017 (see Notes 1(p) and 14).
c.  Other Current Assets, net

	As of December 31,
	2018	2017
	(In millions)
Recoverable from the U.S. government for acquisition integration costs	$—	$10.9
Recoverable from the U.S. government and other third parties for environmental remediation costs	34.5	25.6
Receivable from Northrop Grumman Corporation ("Northrop") for environmental remediation costs	6.0	6.0
Prepaid expenses	14.4	19.2
Cost-share and other receivables, net	10.5	7.5
Inventories	14.9	19.3
Recoverable from the U.S. government for competitive improvement program obligations	18.1	14.9
Income tax receivable	14.9	20.5
Other	4.4	5.2
Other current assets, net	$117.7	$129.1

The Company made certain reclassifications to the December 31, 2017, balance sheet to conform to the current year’s presentation as a result of adopting the new revenue recognition guidance effective January 1, 2018. Accordingly, the Company reclassified $117.1 million of inventories to contract assets as of December 31, 2017 (see Notes 1(p) and 14).
d.  Property, Plant and Equipment, net

	As of December 31,
	2018	2017
	(In millions)
Land	$71.2	$71.2
Buildings and improvements	408.6	368.3
Machinery and equipment, including capitalized software	499.5	493.2
Construction-in-progress	63.1	30.3
	1,042.4	963.0
Less: accumulated depreciation	(642.7)	(604.0)
Property, plant and equipment, net	$399.7	$359.0
The cost and accumulated depreciation of property, plant and equipment that the Company is leasing under capital lease arrangements was $27.7 million and $1.7 million, respectively, as of December 31, 2018. Depreciation expense for 2018, 2017, and 2016 was $56.1 million, $56.7 million, and $49.6 million, respectively. The Company had $27.2 million of non-cash property, plant and equipment additions as of December 31, 2018.
e.  Goodwill.
The goodwill balance as of December 31, 2018 and 2017 relates to the Company’s Aerospace and Defense segment. The change of $3.2 million in the carrying amount of goodwill in 2017 was due to the Coleman Aerospace acquisition (see Note 4).
f.  Intangible Assets

	As of December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In millions)
Customer related	$87.2	$56.4	$30.8
Intellectual property\trade secrets	34.2	14.5	19.7
Trade name	21.0	3.9	17.1
Acquired technology	19.2	15.0	4.2
Intangible assets	$161.6	$89.8	$71.8

	As of December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In millions)
Customer related	$87.2	$46.9	$40.3
Intellectual property\trade secrets	34.2	11.8	22.4
Trade name	21.0	3.1	17.9
Acquired technology	19.2	14.3	4.9
Intangible assets	$161.6	$76.1	$85.5
The intangible asset balances as of December 31, 2018 and 2017, relates to the Company’s Aerospace and Defense segment. Amortization expense related to intangible assets was $13.7 million, $13.7 million, and $13.3 million in 2018, 2017, and 2016, respectively.

Future amortization expense for the five succeeding years is estimated to be as follows:

Year Ending December 31,	Future Amortization Expense
(In millions)
2019	$13.6
2020	13.4
2021	9.9
2022	6.6
2023	6.1
$49.6
g.  Other Noncurrent Assets, net

	As of December 31,
	2018	2017
	(In millions)
Real estate held for entitlement and leasing	$96.3	$94.0
Receivable from Northrop for environmental remediation costs	52.5	58.5
Recoverable from the U.S. government for conditional asset retirement obligations	28.8	22.7
Recoverable from the U.S. government for competitive improvement program obligations	2.8	18.4
Recoverable from the U.S. government for restructuring costs	24.8	25.5
Grantor trust	26.0	24.2
Note receivable, net	9.8	9.0
Other	14.0	7.0
Other noncurrent assets, net	$255.0	$259.3
h.  Other Current Liabilities

	As of December 31,
	2018	2017
	(In millions)
Accrued compensation and employee benefits	$116.4	$113.4
Other program liabilities	29.8	6.6
Income taxes payable	19.8	0.8
Competitive improvement program obligations	20.4	15.0
Postretirement medical and life insurance benefits	4.4	4.8
Other	13.3	16.3
Other current liabilities	$204.1	$156.9

The Company made certain reclassifications to the December 31, 2017, balance sheet to conform to the current year’s presentation as a result of adopting the new revenue recognition guidance effective January 1, 2018. Accordingly, the Company reclassified $39.0 million of other current liabilities to contract liabilities as of December 31, 2017 (see Notes 1(p) and 14).

i.  Other Noncurrent Liabilities

	As of December 31,
	2018	2017
	(In millions)
Conditional asset retirement obligations	$46.0	$44.0
Pension benefits, non-qualified	15.9	17.6
Deferred compensation	32.3	29.4
Deferred revenue	12.1	12.7
Postretirement medical and life insurance benefits	26.9	32.7
Advanced manufacturing facility construction costs	19.3	—
Competitive improvement program obligations	2.8	18.4
Uncertain income tax positions	5.9	2.8
Other	12.2	13.5
Other noncurrent liabilities	$173.4	$171.1
j.  Accumulated Other Comprehensive Loss, Net of Income Taxes
The following table presents the changes in accumulated other comprehensive loss by components, net of income taxes:

	Actuarial Losses, Net	Prior Service Credits, Net	Total
	(In millions)
December 31, 2016	$(303.2)	$0.2	$(303.0)
Actuarial losses, net of income taxes	(8.5)	—	(8.5)
Amortization of actuarial losses and prior service credits, net of income taxes	39.0	(0.1)	38.9
December 31, 2017	(272.7)	0.1	(272.6)
Actuarial losses, net of income taxes	(16.4)	—	(16.4)
Amortization of actuarial losses and prior service credits, net of income taxes	49.7	(0.1)	49.6
December 31, 2018	$(239.4)	$—	$(239.4)
The following table presents the estimated amounts that will be amortized from accumulated other comprehensive loss into net periodic benefit expense in 2019:

	Pension Benefits	Medical and Life Insurance Benefits
	(In millions)
Actuarial losses (gains), net	$40.9	$(3.8)
Prior service costs (credits), net	0.1	(0.2)
	$41.0	$(4.0)

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
The aggregate consideration paid to L3 for the purchase of Coleman was $17.0 million, which included $15.0 million of cash paid at closing and a $2.0 million working capital adjustment paid in the third quarter of 2017. The Company incurred $1.0 million of expenses related to the acquisition of Coleman.
The purchase price allocation has been developed based on estimates of the fair value of the assets and liabilities of Coleman that the Company acquired. In addition, the allocation of the purchase price to acquired intangible assets is based on fair value estimates.
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
The following table summarizes the estimated fair value of Coleman's intangible assets acquired:

	Gross Carrying Amount (in millions)	Amortization Period (years)
Trade name	$0.5	8
Customer related	3.4	7
Acquired technology	0.9	10
Total intangible assets	$4.8
The acquisition of Coleman was not considered a significant business combination.

Note 5. Income Taxes
The Company files a consolidated U.S. federal income tax return with its wholly-owned subsidiaries. The following table presents the components of the Company’s income tax provision:

	Year Ended December 31,
	2018	2017	2016
	(In millions)
Current
U.S. federal	$35.1	$(30.6)	$3.2
State and local	11.5	1.0	3.2
	46.6	(29.6)	6.4
Deferred
U.S. federal	0.9	116.0	2.8
State and local	3.8	9.7	2.0
	4.7	125.7	4.8
Income tax provision	$51.3	$96.1	$11.2
The following table presents the reconciling items between the income tax provision using the U.S. federal statutory rate and the Company's reported income tax provision.

	Year Ended December 31,
	2018	2017	2016
	(In millions)
Statutory U.S. federal income tax	$39.6	$30.4	$10.2
State income taxes	12.1	7.0	3.2
Reserve adjustments	2.7	(4.6)	(0.3)
Non-deductible convertible subordinated notes interest	—	—	0.8
R&D credits	(3.7)	(1.2)	(4.1)
Benefit of manufacturing deductions	—	—	0.5
Lobbying costs	0.4	0.7	0.8
Deferred tax adjustment	(0.6)	(0.1)	(0.4)
Stock compensation excess tax benefits	(0.4)	(1.4)	—
Other, net	1.2	0.7	0.5
New legislation - tax rate changes	—	64.6	—
Income tax provision	$51.3	$96.1	$11.2
The following table presents a reconciliation of the U.S. federal statutory income tax rate to the Company’s effective income tax rate on earnings in percentages.

	Year Ended December 31,
	2018	2017	2016
Statutory U.S. federal income tax rate	21.0%	35.0%	35.0%
State income taxes	6.4	8.0	11.0
Reserve adjustments	1.4	(5.3)	(1.0)
Non-deductible convertible subordinated notes interest	—	—	2.7
R&D credits	(2.0)	(1.4)	(14.0)
Benefit of manufacturing deductions	—	—	1.7
Lobbying costs	0.2	0.8	2.7
Deferred tax adjustment	(0.3)	(0.1)	(1.4)
Stock compensation excess tax benefits	(0.2)	(1.6)	—
Other, net	0.7	0.8	1.7
New legislation - tax rate changes	—	74.4	—
Effective income tax rate	27.2%	110.6%	38.4%

In 2018, the Company’s effective tax rate was 27.2%. The Company’s effective tax rate differed from the 21% statutory federal income tax rate primarily due to state income taxes and unfavorable adjustments to uncertain tax positions partially offset by R&D credits.
In 2017, the Company’s effective tax rate was 110.6%. The Company’s effective tax rate differed from the 35.0% statutory federal income tax rate primarily due to the change in the federal statutory tax rate from 35% to 21% under the Tax Act. In accordance with the rate reduction, the Company wrote down its net deferred tax assets by $64.6 million which unfavorably affected the effective tax rate by 74.4%. The effective tax rate also includes an increase from state income taxes partially offset by favorable adjustments to the Company's uncertain tax positions and R&D credits.
In 2016, the Company’s effective tax rate was 38.4%. The Company’s effective tax rate differed from the 35.0% statutory federal income tax rate due largely to state income taxes and certain expenditures which are permanently not deductible for tax purposes, partially offset by the impact of R&D credits.
The Company is routinely examined by domestic tax authorities. While it is difficult to predict the outcome or timing of a particular tax matter, the Company believes it has adequately provided reserves for any reasonable foreseeable outcome related to these matters.
In the second quarter of 2018, the Internal Revenue Service notified the Company that its federal income tax return for the year ended November 30, 2015, was selected for audit. The Company is unable to determine the outcome of the audit at this time.
In the fourth quarter of 2018, the California Franchise Tax Board notified the Company that its California tax returns for the years ended November 30, 2014, and November 30, 2015, were selected for audit. The Company is unable to determine the outcome of the audit at this time.
Tax returns for the years ended November 30, 2015, through December 31, 2017, remain open to examination for U.S. federal tax jurisdiction. Tax returns for the years ended November 30, 2014, through December 31, 2017, remain open to examination for state income tax jurisdictions.
The following table presents a reconciliation of unrecognized tax benefits:

	Year Ended December 31,
	2018	2017	2016
	(In millions)
Balances at beginning of year	$4.4	$29.5	$7.1
Increases based on tax positions in prior years	0.3	1.0	25.8
Decreases based on tax position in prior years	(0.1)	(25.1)	(1.2)
Increases based on tax positions in current year	3.5	0.4	0.7
Lapse of statute of limitations	(0.7)	(1.4)	(2.9)
Balances at end of year	$7.4	$4.4	$29.5
As of December 31, 2018, the total amount of unrecognized tax benefits is $7.4 million. Of the $7.4 million of unrecognized tax benefits, $7.0 million would affect the effective tax rate. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2018, the Company’s accrued interest and penalties related to uncertain tax positions was $0.3 million. It is reasonably possible that a reduction of up to $0.9 million of unrecognized tax benefits and related interest and penalties may occur within the next 12 months as a result of the expiration of certain statutes of limitations.
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

The following table presents the deferred tax assets and liabilities:

	As of December 31,
	2018	2017
	(In millions)
Deferred Tax Assets
Accrued estimated costs	$48.3	$56.1
Basis difference in assets and liabilities	63.8	2.1
Tax losses and credit carryforwards	3.2	12.9
Net cumulative defined benefit pension plan losses	87.0	114.7
Retiree medical and life insurance benefits	7.5	9.2
Valuation allowance	—	(1.7)
Total deferred tax assets	209.8	193.3
Deferred Tax Liabilities
Revenue recognition differences	84.9	40.4
Basis differences in intangible assets	8.0	7.1
Total deferred tax liabilities	92.9	47.5
Total net deferred tax assets	$116.9	$145.8
Realization of deferred tax assets is primarily dependent on generating sufficient taxable income in future periods. The Company believes it is more-likely-than not its deferred tax assets, net of valuation allowances, will be realized. The Company’s valuation allowance of $1.7 million as of December 31, 2017, was in connection with a net operating loss of a foreign subsidiary that dissolved in 2018. Accordingly, the valuation allowance was written off with no net income tax expense impact. The following table presents the changes in the Company's valuation allowance:

Year Ended December 31,	Balance at Beginning of Year	Tax Valuation Allowance Charged to Income Tax Provision	Tax Valuation Allowance Credited to Income Tax Provision	Balance at End of Year
	(In millions)
2018	$1.7	$—	$(1.7)	$—
2017	1.7	—	—	1.7
2016	1.2	0.5	—	1.7
The Company expects to fully utilize its federal net operating loss carryforwards and income tax credits in 2018 due to sufficient taxable income. The Company expects to fully utilize its state net operating loss carryforwards in 2018 due to sufficient taxable income. The Company’s California income tax credit carryovers are $3.2 million as of December 31, 2018, and have no expiration date.
Note 6.    Long-Term Debt

	As of December 31,
	2018	2017
	(In millions)
Senior debt	$343.3	$368.3
Convertible senior notes	254.9	247.2
Capital lease obligations	27.2	0.9
Total debt, carrying amount	625.4	616.4
Less: Amounts due within one year	(273.1)	(25.0)
Total long-term debt, carrying amount	$352.3	$591.4
The following table presents as of December 31, 2018, the earlier of the Company’s contractual debt principal maturities excluding capital lease obligations or the next debt redemption date that could be exercised at the option of the debt holder by year excluding capital lease obligations:

	Total	2019	2020	2021	2022	2023
	(In millions)
Senior debt	$345.6	$17.5	$19.7	$26.3	$28.4	$253.7
Convertible senior notes	300.0	300.0	—	—	—	—
	$645.6	$317.5	$19.7	$26.3	$28.4	$253.7
See a summary of the minimum payments under capital lease obligations in Note 6(c).
The Company amortizes deferred financing costs over the estimated life of the related debt (a portion of which is classified as a contra liability). Amortization of deferred financing costs was $1.8 million, $1.8 million, and $2.0 million in 2018, 2017, and 2016, respectively.
a.  Senior Debt:

	As of December 31,
	2018	2017
	(In millions)
Term loan, bearing interest at variable rates (rate of 4.52% as of December 31, 2018), maturing in September 2023	$345.6	$370.0
Unamortized deferred financing costs	(2.3)	(1.7)
Total senior debt	$343.3	$368.3
On September 20, 2018, the Company amended the senior secured Senior Credit Facility (the "Senior Credit Facility") to a $1.0 billion commitment with the lenders named therein and Bank of America Merrill Lynch as joint lead arranger and administrative agent. The Senior Credit Facility matures on September 20, 2023, and consists of (i) a $650.0 million revolving line of credit (the "Revolver") and (ii) a $350.0 million term loan (the "Term Loan"). The Senior Credit Facility amended the prior $750.0 million credit facility which was set to mature in June 2021 and is intended to provide available funds for the Company’s short-term liquidity needs from time to time.
As of December 31, 2018, the Company had zero borrowings under the Revolver and had issued $29.4 million letters of credit.
The Term Loan and any borrowings under the Revolver bear interest at LIBOR plus an applicable margin ranging from 175 to 250 basis points based on the Company's leverage ratio (the "Consolidated Net Leverage Ratio") measured at the end of each quarter. In addition to interest, the Company must pay certain fees including (i) letter of credit fees ranging from 175 to 250 basis points per annum on the amount of issued but undrawn letters of credit and eurocurrency rate loans and (ii) commitment fees ranging from 30 to 45 basis points per annum on the unused portion of the Revolver.
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
The Senior Credit Facility contains financial covenants requiring the Company to (i) maintain an interest coverage ratio (the "Consolidated Interest Coverage Ratio") of not less than 3.00 to 1.00 and (ii) maintain a Consolidated Net Leverage Ratio not to exceed (a) 4.00 to 1.00 through September 30, 2020; (b) 3.75 to 1.00 from October 1, 2020, through September 30, 2021; and (c) 3.50 to 1.00 from October 1, 2021, thereafter, provided that the maximum leverage ratio for all periods shall be increased by 0.50 to 1.00 for two consecutive quarters after consummation of a qualified acquisition.
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
The Company was in compliance with its financial and non-financial covenants as of December 31, 2018.

b.  Convertible Senior Notes:

	As of December 31,
	2018	2017
	(In millions)
Senior convertible notes, bearing interest at 2.25% per annum, interest payments due in June and December, maturing in December 2023	$300.0	$300.0
Unamortized discount and deferred financing costs	(45.1)	(52.8)
Total convertible senior notes	$254.9	$247.2
On December 14, 2016, the Company issued $300.0 million aggregate principal amount of 2¼% Notes in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the "Securities Act"). The 2¼% Notes bear cash interest at a rate of 2.25% per annum on the principal amount of the 2¼% Notes from December 14, 2016, payable semi-annually in arrears on June 15 and December 15 of each year, beginning June 15, 2017. The 2¼% Notes will mature on December 15, 2023, subject to earlier repurchase, redemption or conversion in certain circumstances described below.
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
The 2¼% Notes may be converted into cash, shares of the Company’s common stock or a combination thereof initially at a conversion rate of 38.4615 shares of common stock per $1,000 principal amount of 2¼% Notes (equivalent to a conversion price of approximately $26.00 per share of common stock), subject to adjustment from time to time as described in the indenture governing the 2¼% Notes. Holders may convert their 2¼% Notes at their option (i) at any time prior to the close of business on the business day immediately preceding September 15, 2023, under certain circumstances and (ii) at any time on or after September 15, 2023, until the close of business on the business day immediately preceding the maturity date, irrespective of such circumstances. In addition, if holders of the 2¼% Notes elect to convert their 2¼% Notes in connection with the occurrence of a make-whole fundamental change, as defined in the indenture governing the 2¼% Notes, such holders will be entitled to an increase in the conversion rate upon conversion in certain circumstances.
Holders may convert their 2¼% Notes at their option from January 1, 2019, through March 31, 2019, because the Company's closing stock price exceeded $33.80 for at least 20 days in the 30 day period prior to December 31, 2018. The Company has a stated intention to cash settle the principal amount of the 2¼% Notes with the conversion premium to be settled in common shares. Accordingly, the net balance of the 2¼% Notes of $254.9 million is classified as a current liability as of December 31, 2018. The classification of the 2¼% Notes as current or noncurrent on the balance sheet is evaluated at each reporting date and may change depending on whether the sale price contingency (discussed below) has been met.
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
The following table summarizes the 2¼% Notes information (in millions, except years, percentages, conversion rate, and conversion price):

	As of December 31,
	2018	2017
Carrying value, long-term	$254.9	$247.2
Unamortized discount and deferred financing costs	45.1	52.8
Principal amount	$300.0	$300.0
Carrying amount of equity component, net of equity issuance costs	$54.5	$54.5
Remaining amortization period (years)	5.0	6.0
Effective interest rate	5.8%	5.8%
Conversion rate (shares of common stock per $1,000 principal amount)	38.4615	38.4615
Conversion price (per share of common stock)	$26.00	$26.00
 Based on the Company's closing stock price of $35.23 on December 31, 2018, the if-converted value of the 2¼% Notes exceeded the aggregate principal amount of the 2¼% Notes by $106.5 million.
The following table presents the interest expense components for the 2¼% Notes:

	Year Ended December 31,
	2018	2017	2016
	(In millions)
Interest expense-contractual interest	$6.8	$6.8	$0.3
Interest expense-amortization of debt discount	7.1	6.7	0.3
Interest expense-amortization of deferred financing costs (1)	0.6	0.6	—
________
(1) Less than $0.1 million in 2016.
c.  Capital Lease Obligations:

	As of December 31,
	2018	2017
	(In millions)
Capital lease obligations	$27.2	$0.9
Total capital lease obligations	$27.2	$0.9
As of December 31, 2018, the Company has capital lease obligations for certain information technology equipment and 122,000-square feet of office space in Huntsville, Alabama. The following table presents the future minimum rental commitments under non-cancelable capital leases as of December 31, 2018 (in millions):

Year ending December 31,
2019	$2.6
2020	2.6
2021	2.7
2022	2.5
2023	2.1
Thereafter	37.4
Total minimum rentals	49.9
Less: imputed interest	(22.7)
Present value of minimum capital lease payments	$27.2
In October 2017, the Company entered into an agreement to lease a new 136,000-square-foot advanced manufacturing facility located in Huntsville, Alabama. The term of the lease is thirty-one years and is expected to commence in the first quarter of 2019 resulting in an estimated remaining financial commitment as of December 31, 2018, of $32.2 million representing a present value of $21.0 million. The liability has not been recorded as of December 31, 2018, and the payments over the next five years are $1.6 million each year.
Note  7. Retirement Benefits
a.  Plan Descriptions
Pension Benefits
The Company's defined benefit pension plan future benefit accrual was discontinued in 2009. As of December 31, 2018, the assets, projected benefit obligations, and unfunded pension obligation were $894.8 million, $1,288.7 million, and $393.9 million, respectively.
The Company expects to make cash contributions of approximately $37.0 million to its tax-qualified defined benefit pension plan in 2019. The Company is generally able to recover these contributions related to its tax-qualified defined benefit pension plan as allowable costs on its U.S. government contracts, but there is a lag between when the Company contributes cash to its tax-qualified defined benefit pension plan under pension funding rules and recovers the cash under the U.S. government Cost Accounting Standards. During 2018, the Company made cash contributions of $36.7 million to its tax-qualified defined benefit pension plan of which $36.1 million was recoverable from the Company's U.S. government contracts in 2018 with the remaining $0.6 million expected to be recoverable from the Company's U.S. government contracts in the future.
The funded status of the Company's tax-qualified pension plan may be adversely affected by the investment experience of the plan's assets, by any changes in U.S. law and by changes in the statutory interest rates used by tax-qualified pension plans in the U.S. to calculate funding requirements. Accordingly, if the performance of the plan's assets does not meet assumptions, if there are changes to income tax regulations or other applicable law, or if other actuarial assumptions are modified, future contributions to the underfunded pension plans could be higher than the Company expects.
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
Defined Contribution 401(k) Benefits
The Company sponsors a defined contribution 401(k) plan and participation in the plan is available to all employees. The Company makes matching contributions in cash equal to 100% of the first 3% of the participants’ compensation contributed and 50% of the next 3% of the compensation contributed. The cost of the 401(k) plan was $22.2 million, $21.2 million, and $20.7 million in 2018, 2017, and 2016, respectively.
b.  Plan Results
The following table summarizes the balance sheet impact of the Company’s pension benefits and medical and life insurance benefits. Pension benefits include the consolidated tax-qualified plan and the unfunded non-qualified plan for benefits provided to employees beyond those provided by the Company’s tax-qualified plan. Assets, benefit obligations, and the funded status of the plans were determined at December 31, 2018 and 2017.

	Pension Benefits		Medical and Life Insurance Benefits
	As of December 31,
	2018	2017	2018	2017
	(In millions)
Change in fair value of assets:
Fair value - beginning of year	$931.2	$925.1	$—	$—
(Loss) gain on assets	(57.8)	82.3	—	—
Employer contributions (1)	133.1	77.2	3.6	4.2
Benefits paid (2)	(111.7)	(118.7)	(3.6)	(4.2)
Settlements (3)	—	(34.7)	—	—
Fair value - end of year	$894.8	$931.2	$—	$—
Change in benefit obligation:
Benefit obligation - beginning of year	$1,442.9	$1,492.1	$37.5	$42.6
Interest cost	49.7	57.6	1.2	1.5
Actuarial (gains) losses	(92.2)	46.6	(3.8)	(2.4)
Benefits paid	(111.7)	(118.7)	(3.6)	(4.2)
Settlements (3)	—	(34.7)	—	—
Benefit obligation and accumulated benefit obligation - end of year (4)	$1,288.7	$1,442.9	$31.3	$37.5
Funded status of the plans	$(393.9)	$(511.7)	$(31.3)	$(37.5)
Amounts recognized in the consolidated balance sheets:
Postretirement medical and life insurance benefits, current	$—	$—	$(4.4)	$(4.8)
Postretirement medical and life insurance benefits, noncurrent	—	—	(26.9)	(32.7)
Pension liability, non-qualified current (component of other current liabilities)	(1.3)	(1.3)	—	—
Pension liability, non-qualified (component of other noncurrent liabilities)	(15.9)	(17.6)	—	—
Pension benefits, noncurrent	(376.7)	(492.8)	—	—
Net liability recognized in the consolidated balance sheets	$(393.9)	$(511.7)	$(31.3)	$(37.5)
______

(1)
On September 10, 2018, the Company made a discretionary contribution of 2.7 million treasury stock, or $95.0 million, of its common stock to the tax-qualified defined benefit pension plan which is expected to be recoverable in future periods as allowable costs on its U.S. government contracts.

(2) Benefits paid for medical and life insurance benefits are net of the Medicare Part D Subsidy of $0.1 million received in both 2018 and 2017.
(3) On October 17, 2017, the Company's tax-qualified defined benefit pension plan purchased non-participating annuity contracts in the amount of $34.7 million for approximately 2,800 participants.

(4)	Pension benefit obligation includes $17.2 million and $18.9 million as of December 31, 2018 and 2017, respectively, for the non-qualified plan.

The following table presents the components of retirement benefit expense (income):

	Pension Benefits			Medical and Life Insurance Benefits
	Year Ended December 31,			Year Ended December 31,
	2018	2017	2016	2018	2017	2016
	(In millions)
Interest cost on benefit obligation	$49.7	$57.6	$64.1	$1.2	$1.5	$1.9
Assumed return on assets (1)	(60.1)	(49.5)	(56.1)	—	—	—
Amortization of prior service costs (credits)	0.1	0.1	0.1	(0.2)	(0.2)	(1.2)
Amortization of net losses (gains)	70.7	67.8	63.7	(3.8)	(4.1)	(3.6)
	$60.4	$76.0	$71.8	$(2.8)	$(2.8)	$(2.9)
______

(1)	The following table presents the actual return and rate of return on assets:

	Year Ended December 31,
	2018	2017	2016
	(In millions, except rate of return)
Actual (loss) gain on assets	$(57.8)	$96.8	$93.7
Actual rate of (loss) return on assets	(5.2)%	10.8%	11.0%
Service costs represent the annual growth in benefits earned by participants during the year. Since the Company’s defined benefit pension plan future benefit accrual is discontinued for all participants, the Company has determined in connection with the adoption of accounting guidance on presentation of service cost and other components of retirement benefits expense that the service cost is zero for all periods presented. Historically, the Company has included expenses paid from the tax-qualified defined benefit pension plan trust, including Pension Benefit Guaranty Corporation, audit, actuarial, legal and administrative fees, as service costs in the presentation of the components of retirement benefits expense (income). The Company determined that the vast majority of these types of expenses reflect a reduction to the assumed return on plan assets because they reduce the expected growth of the plan assets. As such, the Company has elected to reclassify the trust-paid expenses related to the tax-qualified defined benefit pension plan as a reduction to assumed return on plan assets for all periods presented. For 2017 and 2016, the Company has reclassified expenses of $15.0 million and $14.0 million, respectively, from service cost to assumed return on plan assets in the table above. This change in presentation had no impact on net retirement benefits expense (income).
Market conditions and interest rates significantly affect assets and liabilities of the pension plans. Pension accounting permits market gains and losses to be deferred and recognized over a period of years. This "smoothing" results in the creation of other accumulated income or loss which will be amortized to pension costs in future years. The accounting method the Company utilizes recognizes one-fifth of the unamortized gains and losses in the market-related value of pension assets and all other gains and losses including changes in the discount rate used to calculate the benefit obligation each year. Investment gains or losses for this purpose are the difference between the expected return and the actual return on the market-related value of assets which smoothes asset values over three years. Although the smoothing period mitigates some volatility in the calculation of annual retirement benefit expense, future expenses are impacted by changes in the market value of assets and changes in interest rates.
c.  Plan Assumptions
The following table presents the assumptions, calculated based on a weighted-average, to determine the benefit obligations:

	Pension Benefits		Medical and Life Insurance Benefits
	As of December 31,		As of December 31,
	2018	2017	2018	2017
Discount rate	4.27%	3.59%	4.09%	3.37%
Discount rate (non-qualified plan)	4.27%	3.62%	*	*
Ultimate healthcare trend rate	*	*	4.50%	5.00%
Initial healthcare trend rate (pre 65/post 65)	*	*	6.00%	6.50%
Year ultimate rate attained (pre 65/post 65)	*	*	2022	2021
______

*	Not applicable
The following table presents the assumptions, calculated based on a weighted-average, to determine the retirement benefit expense (income):

	Pension Benefits			Medical and Life Insurance Benefits
	Year Ended December 31,			Year Ended December 31,
	2018	2017	2016	2018	2017	2016
Discount rate	3.59%	4.02%	4.36%	3.37%	3.68%	3.99%
Discount rate (non-qualified plan)	3.62%	4.07%	4.41%	*	*	*
Expected long-term rate of return on assets	7.00%	7.00%	7.00%	*	*	*
Ultimate healthcare trend rate	*	*	*	5.00%	5.00%	5.00%
Initial healthcare trend rate (pre 65/post 65)	*	*	*	6.50%	7.00%	7.00%
Year ultimate rate attained (pre 65/post 65)	*	*	*	2021	2021	2021
______

*	Not applicable
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
The expected long-term rate of return on assets represents the rate of earnings expected in the funds invested, and funds to be invested, to provide for anticipated benefit payments to plan participants. The Company evaluated historical investment performance, current and expected asset allocation, and, with input from the Company’s external advisors, developed best estimates of future investment performance. Based on this analysis, the Company assumed a long-term expected rate of return of 7.0% in 2018.
The Company reviews external data and its own historical trends for healthcare costs to determine the healthcare cost trend rates for the medical benefit plans. For 2018 medical benefit obligations, the Company assumed a 6.0% annual rate of increase for pre and post 65 participants in the per capita cost of covered healthcare claims with the rate decreasing over three years until reaching 4.5%.
The following table summarizes the effects of a one-percentage-change in key assumptions on the projected benefit obligations as of December 31, 2018, and on retirement benefits expense for 2018:

	Pension Benefits and Medical and Life Insurance Benefits Discount Rate		Expected Long-term Rate of Return	Assumed Healthcare Cost Trend Rate
	Net Periodic Benefit Expense	Projected Benefit Obligation	Net Periodic Pension Benefit Expense	Net Periodic Medical and Life Insurance Benefit Expense	Accumulated Benefit Obligation
	(In millions)
1% decrease	$20.5	$128.0	$8.6	$(0.2)	$(0.5)
1% increase	(17.5)	(108.5)	(8.6)	0.2	0.6
d.  Plan Assets and Investment Policy
The Company’s investment policy is to maximize the total rate of return within a prudent risk framework, while maintaining adequate liquidity throughout volatile market cycles to meet benefit obligations when due. The Company's strategies employ active management and are generally focused on minimizing the permanent loss of capital. The Company's asset diversification objectives target a global portfolio that invests across the capital structure via strategies with complimentary risk and return profiles. Diversification is achieved by investing in various asset types, which may include cash, fixed income, equities, private assets, credit holdings, and future contracts. Further, the Company's strategy allows for diversification as to the types of investment vehicle structures, investment and redemption periods, and the number of investment managers used to carry out its strategy. Allocations between asset types, structures and managers may change as a result of changing market conditions, tactical investment opportunities, planned Company contributions, and cash obligations of the plan.

The following table presents the asset allocations by asset category:

	As of December 31,
	2018	2017
Cash and cash equivalents	4%	6%
Equity securities	43	52
Fixed income	18	15
Registered investment companies	1	1
Private assets	14	10
Hedge funds	20	16
Total	100%	100%
The following tables present the fair value by asset category and by level:

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
	(In millions)
December 31, 2018
Cash and cash equivalents	$0.6	$0.6	$—	$—
Equity securities:
Domestic equity securities	345.7	340.8	—	4.9
International equity securities	36.9	36.8	—	0.1
Fixed income:
Corporate debt securities	104.8	—	93.7	11.1
Asset-backed securities	28.1	—	28.1	—
U.S. government securities	24.6	—	24.6	—
Foreign bonds	0.1	—	0.1	—
Registered investment companies	9.6	9.6	—	—
Private assets	1.3	—	—	1.3
Total	551.7	$387.8	$146.5	$17.4
Investment measured at Net Asset Value ("NAV")
Private assets	125.3
Hedge funds	173.9
Common/collective trusts ("CCTs")	52.0
Total investments measured at NAV	351.2
Receivables	1.4
Payables	(9.5)
Total assets	$894.8

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
	(In millions)
December 31, 2017
Cash and cash equivalents	$28.2	$28.2	$—	$—
Equity securities:
Domestic equity securities	440.9	437.1	—	3.8
International equity securities	39.9	39.9	—	—
Fixed income:
Corporate debt securities	87.1	—	75.8	11.3
Asset-backed securities	33.8	—	33.8	—
Foreign bonds	0.1	—	0.1	—
U.S. government securities	10.7	—	10.7	—
Registered investment companies	10.5	10.5	—	—
Private assets	25.7	—	—	25.7
Total	676.9	$515.7	$120.4	$40.8
Investment measured at NAV
Private assets	69.0
Hedge funds	153.7
CCTs	39.3
Total investments measured at NAV	262.0
Receivables	1.0
Payables	(8.7)
Total assets	$931.2
Below is a description of the significant investment strategies and valuation methodologies used for the investments measured at fair value, including the general classification of such investments pursuant to the valuation hierarchy. There have been no changes in the methodologies used at December 31, 2018 and 2017.
Cash and cash equivalents
Cash and cash equivalents are held in money market accounts or invested in Short-Term Investment Funds ("STIFs"). Cash and cash equivalents held in money market accounts are classified as Level 1 investments. STIFs are measured at NAV and included in CCTs as a reconciling item to the fair value tables above.
Equity securities
Equity securities are invested broadly in U.S. and non-U.S. companies in a variety of sectors and market capitalizations. These investments are comprised of common stocks, CCTs, and other investment vehicles. Common stocks are stated at fair value as quoted on a recognized securities exchange and are valued at the last reported sales price on the last business day of the year and are classified as Level 1 investments. Equity securities that are invested in common stock of private companies and priced using unobservable inputs are classified as Level 3 investments. CCTs invested in equity securities are measured at NAV and included as a reconciling item to the fair value tables above.
Fixed income securities
Fixed income securities are invested in a variety of instruments, including, but not limited to, corporate debt securities, CCTs, asset-backed securities, foreign bonds, and other investment vehicles. Corporate debt securities are invested in corporate bonds, and term loans. Corporate bonds are valued at bid evaluations using observable and market-based inputs and are classified as Level 2 investments. Term loans are priced using unobservable inputs and are classified as Level 3 investments. Asset-backed securities, including government-backed mortgage securities, commercial mortgage-backed securities, auto receivable backed securities, and other asset-backed securities, are valued at bid evaluations and are classified as Level 2 investments. CCTs invested in fixed income securities are measured at NAV and included as a reconciling item to the fair value tables above.

Registered investment companies
Registered investment companies are invested in corporate bonds, senior secured loans, and other fixed income. Registered investment companies are transacted at NAV published daily and are classified as Level 1 investments.
Private assets
Private assets are primarily limited partnerships that mainly invest in U.S. and non-U.S. leveraged buyout, venture capital and special situation strategies. Generally, the individual investments within the partnerships or funds are valued at public market, private market, or appraised value. Private assets are valued by investment managers using unobservable inputs such as extrapolated data, proprietary data, or indicative quotes. The majority of the private assets are valued at NAV and included as a reconciling item to the fair value tables above. Private assets for which there is no NAV are classified as Level 3 investments. Valuations of certain assets were based on the NAV or market value three months prior to the year-end. The Company made adjustments amounting to an increase of $9.7 million and $0.3 million for 2018 and 2017, respectively, to account for changes since the valuation date.
Hedge funds
Hedge funds primarily consist of multi-strategy hedge funds that invest across a range of equity and debt securities in a variety of industry sectors. Hedge funds are valued at NAV calculated by investment managers using unobservable inputs such as extrapolated data, proprietary data, or indicative quotes and are included as a reconciling item to the fair value tables above. Valuations of certain assets were based on the NAV or total market value three months prior to the year-end. The Company made adjustments amounting to an increase of $0.3 million for 2017 to account for changes since the valuation date.
The following tables present the changes in the fair value of the Level 3 investments:

	December 31, 2017	Unrealized Gains (Losses)	Realized Gains	Purchases, Sales, and Settlements, net	Transfers out of Level 3	December 31, 2018
	(In millions)
Equity securities:
Domestic equity securities	$3.8	$(0.3)	$—	$1.4	$—	$4.9
International equity securities	—	0.1	—	—	—	0.1
Corporate debt securities	11.3	(0.3)	0.4	(0.3)	—	11.1
Private assets	25.7	—	—	1.3	(25.7)	1.3
Total	$40.8	$(0.5)	$0.4	$2.4	$(25.7)	$17.4

	December 31, 2016	Unrealized Gains	Purchases, Sales, and Settlements, net	December 31, 2017
	(In millions)
Domestic equity securities	$2.2	$2.9	$(1.3)	$3.8
Corporate debt securities	6.8	2.0	2.5	11.3
Real estate investments	0.5	—	(0.5)	—
Private assets	—	1.2	24.5	25.7
Total	$9.5	$6.1	$25.2	$40.8
e.  Benefit Payments
The following table presents estimated future benefit payments:

	Pension Benefit Payments	Medical and Life Insurance Benefits
Year Ending December 31,		Gross Benefit Payments	Medicare D Subsidy	Net Benefit Payments
	(In millions)
2019	$111.0	$4.5	$0.1	$4.4
2020	108.6	4.2	0.1	4.1
2021	105.5	3.8	0.1	3.7
2022	102.4	3.5	0.1	3.4
2023	99.3	3.1	0.1	3.0
Years 2024 - 2028	445.3	11.1	0.3	10.8

Note  8. Commitments and Contingencies
a.  Operating Lease Commitments and Income
The Company and its subsidiaries lease certain facilities, machinery and equipment, and office buildings under long-term, non-cancelable operating leases. The leases generally provide for renewal options ranging from one to five years and in some cases require the Company to pay for utilities, insurance, taxes, and maintenance which are included in the future minimum rental commitments reported below. Rent expense was $17.2 million, $20.7 million, and $21.2 million in 2018, 2017, and 2016, respectively.
The Company also leases certain surplus facilities to third parties. The Company recorded lease income of $6.4 million, $6.4 million, and $6.5 million in 2018, 2017 and 2016, respectively, related to these arrangements, which have been included in net sales.
The following table presents the future minimum rental commitments under non-cancelable operating leases with initial or remaining terms of one year or more and lease revenue in effect as of December 31, 2018:

Year Ending December 31,	Future Minimum Rental Commitments	Future Minimum Rental Income
	(In millions)
2019	$15.9	$4.9
2020	15.0	0.9
2021	14.6	1.4
2022	13.1	1.3
2023	6.4	0.6
Thereafter	14.4	7.1
	$79.4	$16.2
b.  Legal Matters
The Company and its subsidiaries are subject to legal proceedings, including litigation in U.S. federal and state courts, which arise out of, and are incidental to, the ordinary course of the Company’s on-going and historical businesses. The Company is also subject from time to time to governmental investigations by federal and state agencies. The Company cannot predict the outcome of such proceedings with any degree of certainty. Loss contingency provisions are recorded for probable losses at management’s best estimate of a loss. When only a range of amounts can be reasonably estimated and no amount within the range is more likely than another, the low end of the range is recorded. These estimates are often initially developed substantially earlier than when the ultimate loss is known, and are refined each quarterly reporting period as additional information becomes available.
Asbestos Litigation
The Company has been, and continues to be, named as a defendant in lawsuits alleging personal injury or death due to exposure to asbestos in building materials, products, or in manufacturing operations. The majority of cases are pending in Illinois state courts. There were 60 asbestos cases pending as of December 31, 2018.
Given the lack of any significant consistency to claims (i.e., as to product, operational site, or other relevant assertions) filed against the Company, the Company is generally unable to make a reasonable estimate of the future costs of pending claims or unasserted claims. As of December 31, 2018, the Company has accrued an immaterial amount related to pending claims.
United States ex. rel. Markus vs. Aerojet Rocketdyne Holdings
The Company responded to a civil investigative demand issued by the Department of Justice ("DOJ") in the three months ended March 31, 2017, requesting information relating to allegations under the False Claims Act that the Company may have previously made false representations to the U.S. government regarding the Company’s compliance with certain regulatory cybersecurity requirements. In the three months ended June 30, 2018, the DOJ completed its review and declined to intervene in a case filed against the Company and Aerojet Rocketdyne in the U.S. District Court, Eastern District of California, originally filed under seal on September 13, 2017. The case is captioned United States ex. rel. Markus vs. Aerojet Rocketdyne Holdings, Inc. et al., Case No. 2:15-CV-02245-WBS-AC. The complaint alleges causes of action based on false claims, retaliation, and wrongful termination of employment and seeks injunctive relief, civil penalties, and compensatory and punitive damages. The relator has continued to pursue the claim and the Company continues to vigorously contest the complaint’s allegations. The Company has not recorded any liability for this matter as of December 31, 2018.
c. Environmental Matters
The Company is involved in approximately forty environmental matters under the Comprehensive Environmental Response Compensation and Liability Act, the Resource Conservation Recovery Act, and other federal, state, local, and foreign laws relating to soil and groundwater contamination, hazardous waste management activities, and other environmental matters at some of its current and former facilities. The Company is also involved in a number of remedial activities at third party sites, not owned by the Company, where it is designated a potentially responsible party ("PRP") by either the U.S. Environmental Protection Agency ("EPA") and/or a state agency. In many of these matters, the Company is involved with other PRPs. In some instances, the Company’s liability and proportionate share of costs have not been determined largely due to uncertainties as to the nature and extent of site conditions and the Company’s involvement. While government agencies frequently claim PRPs are jointly and severally liable at such sites, in the Company’s experience, interim and final allocations of liability and costs are generally made based on relative contributions of waste or contamination. Anticipated costs associated with environmental remediation that are probable and estimable are accrued. In cases where a date to complete remedial activities at a particular site cannot be determined by reference to agreements or otherwise, the Company projects costs over an appropriate time period not exceeding fifteen years. In such cases, generally the Company does not have the ability to reasonably estimate environmental remediation costs that are beyond this period. Factors that could result in changes to the Company’s estimates include completion of current and future soil and groundwater investigations, new claims, future agency demands, discovery of more or less contamination than expected, discovery of new contaminants, modification of planned remedial actions, changes in estimated time required to remediate, new technologies, and changes in laws and regulations.
As of December 31, 2018, the aggregate range of these anticipated environmental costs was $327.9 million to $472.1 million and the accrued amount was $327.9 million. See Note 8(d) for a summary of the environmental reserve activity. Of these accrued liabilities, approximately 99% relates to the Company’s U.S. government contracting business and a portion of this liability is recoverable. The significant environmental sites are discussed below. The balance of the accrued liabilities, which are not recoverable from the U.S. government, relate to other sites for which the Company’s obligations are probable and estimable.
Sacramento, California Site
In 1989, a federal district court in California approved a Partial Consent Decree ("PCD") requiring Aerojet Rocketdyne, among other things, to conduct a Remedial Investigation and Feasibility Study to determine the nature and extent of impacts due to the release of chemicals from the Sacramento, California site, monitor the American River and offsite public water supply wells, operate Groundwater Extraction and Treatment facilities that collect groundwater at the site perimeter, and pay certain government oversight costs. The primary chemicals of concern for both on-site and off-site groundwater are trichloroethylene, perchlorate, and n-nitrosodimethylamine. The 2002 PCD revision (a) separated the Sacramento site into multiple operable units to allow quicker implementation of remedy for critical areas; (b) required the Company to guarantee up to $75 million (in addition to a prior $20 million guarantee) to assure that Aerojet Rocketdyne’s Sacramento remediation activities are fully funded; and (c) removed approximately 2,600 acres of non-contaminated land from the EPA superfund designation.
Aerojet Rocketdyne is involved in various stages of soil and groundwater investigation, remedy selection, design, construction, operation and maintenance associated with the operable units, all of which are conducted under the direction and oversight of the EPA, including unilateral administrative orders, and the California Department of Toxic Substances Control ("DTSC") and Regional Water Quality Control Board, Central Valley Region ("RWQCB"). On September 22, 2016, the EPA completed its first five-year remedy review of the Sacramento superfund site. The five-year review required by statute and regulation applies to all remedial actions which result in hazardous substances above levels that allow unlimited use and unrestricted exposure. The Company is working with the EPA to address the findings of the five-year remedy review. On June 20, 2018, the EPA issued the Company a Unilateral Administrative Order ("UAO") for the Boundary Operable Unit. Issuance of the UAO is the next step in the Superfund process for the Boundary Operable Unit.
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
As of December 31, 2018, the estimated range of anticipated costs discussed above for the Sacramento, California site was $207.4 million to $311.7 million and the accrued amount was $207.4 million included as a component of the Company’s environmental reserves. Expenditures associated with this matter are partially recoverable. See Note 8(d) below for further discussion on recoverability.
Baldwin Park Operable Unit ("BPOU")
As a result of its former Azusa, California operations, in 1994 Aerojet Rocketdyne was named a PRP by the EPA in the area of the San Gabriel Valley Basin superfund site known as the BPOU. In 2002, Aerojet Rocketdyne, along with seven other PRPs (the "Cooperating Respondents") signed a project agreement in late March 2002 with the San Gabriel Basin Water Quality Authority, the Main San Gabriel Basin Watermaster, and five water companies. The 2002 project agreement terminated in 2017 and the parties executed a new project agreement which became operational on May 9, 2017. The new agreement has a ten-year term and requires the Cooperating Respondents to fund through an escrow account the ongoing operation, maintenance, and administrative costs of certain treatment and water distribution facilities owned and operated by the water companies. There are also provisions in the project agreement for maintaining financial assurance.
Pursuant to an agreement with the remaining Cooperating Respondents, Aerojet Rocketdyne's current share of future BPOU costs will be approximately 74%.
As part of Aerojet Rocketdyne’s sale of its Electronics and Information Systems ("EIS") business to Northrop in October 2001, the EPA approved a prospective purchaser agreement with Northrop to absolve it of pre-closing liability for contamination caused by the Azusa, California operations, which liability remains with Aerojet Rocketdyne. As part of that agreement, the Company agreed to provide a $25 million guarantee of its obligations under the project agreement.

As of December 31, 2018, the estimated range of anticipated costs was $103.8 million to $132.6 million and the accrued amount was $103.8 million included as a component of the Company’s environmental reserves. Expenditures associated with this matter are partially recoverable. See Note 8(d) below for further discussion on recoverability.
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
The following table summarizes the Company’s environmental reserve activity:

	Aerojet Rocketdyne- Sacramento	Aerojet Rocketdyne- BPOU	Other Aerojet Rocketdyne Sites	Total Aerojet Rocketdyne	Other	Total Environmental Reserve
	(In millions)
December 31, 2015	$152.6	$136.7	$7.8	$297.1	$5.2	$302.3
Additions	80.0	3.5	3.9	87.4	—	87.4
Expenditures	(22.5)	(13.4)	(3.2)	(39.1)	(0.9)	(40.0)
December 31, 2016	210.1	126.8	8.5	345.4	4.3	349.7
Additions	19.2	3.3	8.0	30.5	0.8	31.3
Expenditures	(22.8)	(13.7)	(2.8)	(39.3)	(0.3)	(39.6)
December 31, 2017	206.5	116.4	13.7	336.6	4.8	341.4
Additions	20.1	2.3	0.6	23.0	0.3	23.3
Expenditures	(19.2)	(14.9)	(1.9)	(36.0)	(0.8)	(36.8)
December 31, 2018	$207.4	$103.8	$12.4	$323.6	$4.3	$327.9
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
As part of the acquisition of the Atlantic Research Corporation ("ARC") propulsion business in 2003, Aerojet Rocketdyne entered into an agreement with ARC pursuant to which Aerojet Rocketdyne is responsible for up to $20.0 million of costs ("Pre-Close Environmental Costs") associated with environmental issues that arose prior to Aerojet Rocketdyne’s acquisition of the ARC propulsion business. ARC is responsible for any cleanup costs relating to the ARC acquired businesses in excess of $20.0 million. Pursuant to a separate agreement with the U.S. government which was entered into prior to the completion of the ARC acquisition, these costs are recovered through the establishment of prices for Aerojet Rocketdyne’s products and services sold to the U.S. government. The Company reached the $20.0 million cap on cleanup costs in the three months ended March 31, 2017, and expects that additional costs will be incurred due to contamination existing at the time of the acquisition and still requiring remediation and monitoring. On May 6, 2016, ARC informed Aerojet Rocketdyne that it was disputing certain costs that Aerojet Rocketdyne attributed to the $20.0 million Pre-Close Environmental Costs ("ARC Claim"). The Company responded to the ARC Claim on June 23, 2017, and subsequently continues to communicate with ARC. Certain costs related to the ARC Claim will be determined in conjunction with the Company’s evaluation and ultimate resolution of the ARC Claim.
Estimated Recoveries
On January 12, 1999, Aerojet Rocketdyne and the U.S. government reached a settlement agreement ("Global Settlement") covering environmental costs associated with the Company's Sacramento site and its former Azusa site. Pursuant to the Global Settlement, the Company can recover up to 88% of its environmental remediation costs through the establishment of prices for Aerojet Rocketdyne's products and services sold to the U.S. government. Additionally, in conjunction with the sale of the EIS business in 2001, Aerojet Rocketdyne entered into an agreement with Northrop (the "Northrop Agreement") whereby Aerojet Rocketdyne is reimbursed by Northrop for a portion of environmental expenditures eligible for recovery under the Global

Settlement, subject to an annual billing limitation of $6.0 million and a cumulative limitation of $189.7 million. The following table summarizes the Northrop Agreement activity (in millions):

Total reimbursable costs under the Northrop Agreement	$189.7
Amount reimbursed to the Company through December 31, 2018	(131.2)
Receivable from Northrop included in the balance sheet at December 31, 2018	$58.5
The cumulative expenditure limitation of $189.7 million under the Northrop Agreement was reached in June 2017. At that time, the Company was uncertain of the allowability and allocability of additional expenditures above that cumulative limitation and therefore did not recognize a recoverable asset for such amounts. During 2018, the Company and the U.S. government reached a determination that these expenditures are reimbursable under the Global Settlement and therefore recorded a one-time benefit of $43.0 million to recognize the recoverability of environmental expenditures at a rate of 88%.
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
Environmental reserves and estimated recoveries impact on the consolidated statements of operations
The expenses associated with adjustments to the environmental reserves are recorded as a component of other (income) expense, net in the consolidated statements of operations. The following table summarizes the financial information for the impact of environmental reserves and recoveries to the consolidated statements of operations were as follows:

	Year Ended December 31,
	2018	2017	2016
	(In millions)
(Benefit) expense to consolidated statement of operations	$(36.9)	$8.2	$18.3
e.  Arrangements with Off-Balance Sheet Risk
As of December 31, 2018, arrangements with off-balance sheet risk consisted of:

•	$29.4 million in outstanding commercial letters of credit, the majority of which may be renewed, primarily to collateralize obligations for environmental remediation and insurance coverage.

•	$53.2 million in outstanding surety bonds to primarily satisfy indemnification obligations for environmental remediation coverage.

•	Up to $120.0 million aggregate in guarantees by the Company of Aerojet Rocketdyne’s obligations to U.S. government agencies for environmental remediation activities.

•	$32.2 million in commitments associated with the Company's manufacturing facility located in Huntsville, Alabama.

•	Guarantees, jointly and severally, by the Company’s material domestic subsidiaries of their obligations under the Senior Credit Facility.
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
Note  9. Stockholders’ Equity
a.  Preference Stock
As of December 31, 2018 and 2017, 15.0 million shares of preferred stock were authorized and none were issued or outstanding.
b.  Common Stock
As of December 31, 2018, the Company had 150.0 million authorized shares of common stock, par value $0.10 per share, of which 76.8 million shares were issued and outstanding, and 23.5 million shares were reserved for future issuance for the exercise of stock options (seven and ten year contractual life) and restricted stock (no maximum contractual life), payment of awards under stock-based compensation plans, and conversion of the Company’s convertible debt.
c.  Treasury Stock
As of December 31, 2018, the Company had 0.8 million of its common shares classified as treasury stock. On September 10, 2018, the Company made a discretionary contribution of 2.7 million treasury stock, or $95.0 million, of its common stock to the Aerojet Rocketdyne Master Retirement Trust, which is a trust maintained in connection with the Aerojet Rocketdyne (GenCorp) Consolidated Pension Plan. Treasury stock is stated at cost (first-in, first-out basis). The Company reflects stock repurchases in its financial statements on a "settlement" basis.
d.  Stock-based Compensation
The following table summarizes stock-based compensation expense by type of award:

	Year Ended December 31,
	2018	2017	2016
	(In millions)
SARs	$6.2	$9.3	$2.2
Restricted stock, service based	4.5	4.1	3.6
Restricted stock, performance based	9.1	6.8	5.7
Employee stock purchase plan ("ESPP")	0.6	0.6	0.5
Stock options	0.1	1.2	0.9
Total stock-based compensation expense	$20.5	$22.0	$12.9
Stock Appreciation Rights: As of December 31, 2018, a total of 1.1 million SARs were outstanding under the 1999 Equity and Performance Incentive Plan ("1999 Plan"), 2009 Equity and Performance Incentive Plan ("2009 Plan"), and 2018 Equity and Performance Incentive Plan ("2018 Plan"). SARs granted to employees generally vest in one-third increments at one year, two years, and three years from the date of grant and have a ten year contractual life under the 1999 Plan and a seven year contractual life under the 2009 Plan and 2018 Plan. SARs granted to directors of the Company typically vest over a one year service period (half after six months and half after one year) and have a ten year contractual life under the 1999 Plan and a seven year contractual life under the 2009 Plan. These awards are similar to the Company’s employee stock options, but are settled in cash rather than in shares of common stock, and are classified as liability awards. Compensation cost for these awards is determined using a fair-value method and remeasured at each reporting date until the date of settlement.
The following table summarizes the status of the Company’s SARs:

	SARs (In millions)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (In millions)
Outstanding at December 31, 2017	1.0	$16.62
Granted	0.4	27.53
Exercised	(0.1)	6.99
Canceled	(0.2)	21.17
Outstanding at December 31, 2018	1.1	$21.15	4.9	$15.2
Exercisable at December 31, 2018	0.1	$9.82	0.8	$2.3

The weighted average grant date fair value for SARs granted in 2017 and 2016 was $22.35 and $15.41, respectively. The total intrinsic value for SARs liabilities paid in 2018, 2017, and 2016 was $3.5 million, $4.9 million, and $2.3 million, respectively. As of December 31, 2018, there was $7.3 million of total stock-based compensation related to nonvested SARs. That cost is expected to be recognized over an estimated weighted-average amortization period of twenty-one months.
Restricted Stock, service-based: As of December 31, 2018, a total of 0.3 million shares of service-based restricted stock were outstanding which vest based on years of service. Restricted shares are granted to key employees and directors of the Company. The fair value of the restricted stock awards was based on the closing market price of the Company’s common stock on the date of award and is being amortized on a straight line basis over the service period.
The following table summarizes the status of the Company’s service-based restricted stock:

	Service Based Restricted Stock (In millions)	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2017	0.4	$20.14
Granted	0.2	29.74
Exercised	(0.3)	21.32
Outstanding at December 31, 2018	0.3	$24.76
Expected to vest at December 31, 2018	0.3	$24.76
As of December 31, 2018, there was $5.4 million of total stock-based compensation related to nonvested service-based restricted stock. That cost is expected to be recognized over an estimated weighted-average amortization period of eighteen months. At December 31, 2018, the intrinsic value of the service-based restricted stock outstanding and expected to vest was $11.1 million. The weighted average grant date fair values for service-based restricted stock granted in 2017 and 2016 was $24.98 and $17.65, respectively.
Restricted Stock, performance-based Company metrics: As of December 31, 2018, a total of 1.2 million shares of performance-based restricted shares were outstanding. The performance-based restricted stock vests if the Company meets various operations and earnings targets set by the Organization & Compensation Committee of the Board of Directors. The fair value of the performance-based restricted stock awards was based on the closing market price of the Company’s common stock on the date of award and is being amortized over the estimated service period to achieve the operations and earnings targets.
The following table summarizes the status of the Company’s performance-based restricted stock:

	Performance Based Restricted Stock (In millions)	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2017	1.0	$19.73
Granted	0.6	26.36
Exercised	(0.2)	21.46
Canceled	(0.2)	22.50
Outstanding at December 31, 2018	1.2	$22.05
Expected to vest at December 31, 2018	0.9	$21.60
As of December 31, 2018, there was $8.5 million of total stock-based compensation related to nonvested performance-based restricted stock. That cost is expected to be recognized over an estimated weighted-average amortization period of eighteen months. At December 31, 2018, the intrinsic value of the performance-based restricted stock outstanding was $42.2 million and the intrinsic value of the performance-based restricted stock expected to vest was $33.1 million. The weighted average grant date fair values for performance-based restricted stock granted in 2017 and 2016 was $22.35 and $15.97, respectively.
Employee Stock Purchase Plan: The ESPP enables eligible employees the opportunity to purchase the Company’s common stock at a price not less than 85% of the fair market value of the common stock on the last day of the respective offering period. A maximum of 1.5 million shares are authorized for issuance. During 2018, 0.1 million were issued under the ESPP at an average price of $32.11. During 2017, 0.1 million shares were issued under the ESPP at an average price of $25.43 per share. During 2016, 0.2 million shares were issued under the ESPP at an average price of $18.11 per share.
Stock Options: As of December 31, 2018, a total of 0.3 million stock options were outstanding under the 1999 Plan and 2009 Plan. The stock options granted in 2016 related to an award granted to the Executive Chairman, see the discussion below.

The following table summarizes the status of the Company’s stock options:

	Stock Options (In millions)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Intrinsic Value (In millions)
Outstanding at December 31, 2017	0.4	$18.86
Exercised	(0.1)	18.95
Outstanding and exercisable at December 31, 2018	0.3	$18.82	3.8	$5.7
The total intrinsic value for options exercised in 2018, 2017, and 2016 was $0.9 million, $2.9 million, and $2.1 million, respectively. The weighted average grant date fair value for stock options granted in 2016 was $18.01. The Company did not grant stock options in 2018 and 2017.
The following table summarizes the range of exercise prices and weighted-average exercise prices for options outstanding as of December 31, 2018, under the Company’s stock option plans:

		Outstanding
Year Granted	Range of Exercise Prices	Stock Options Outstanding (In millions)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)
2015	$23.06	0.1	$23.06	3.2
2016	$18.01	0.2	$18.01	4.6
		0.3
Common Shares and Stock Options, performance-based: In August 2016, the Company granted the Executive Chairman 0.2 million performance-based common shares and 0.2 million performance-based stock options that vest according to the attainment of share prices ranging from $22.00 per share to $27.00 per share of the Company's stock. The performance-based common shares were valued at a weighted average price of $12.99 using a Monte Carlo model. The performance-based stock options were valued at a weighted average price of $5.81 using a Monte Carlo model. The Company recognized the grant-date fair value of these awards as stock-based compensation expense ratably over the estimated vesting period based on the number of awards expected to vest at each reporting date or earlier if the market condition was satisfied. All of the performance based awards vested during 2017 as a result of the attainment of share prices. The following table presents the weighted average assumptions used to value the awards for 2016:

	Performance- based common shares	Performance-based stock options
Expected life (in years)	1.04	0.99
Volatility	32.97%	39.58%
Risk-free interest rate	1.17%	1.43%
In February 2018, the Company granted senior executives 0.1 million performance-based common shares that vest according to the attainment of share prices ranging from $34.00 per share to $42.00 per share of the Company's stock. The performance-based common shares were valued at a weighted average price of $18.67 using a Monte Carlo model. The Company recognized the grant-date fair value of these awards as stock-based compensation expense ratably over the estimated vesting period based on the number of awards expected to vest at each reporting date or earlier if the market condition was satisfied. The following table presents the weighted average assumptions to value the awards for 2018:

Performance- based common shares
Expected life (in years)	1.25
Volatility	31.52%
Risk-free interest rate	2.65%
The Monte Carlo model requires a single expected dividend yield as an input. The Senior Credit Facility restricts the payment of dividends and the Company does not anticipate paying cash dividends in the foreseeable future. Accordingly, the Company did not apply an expected dividend yield to the Monte Carlo model.

Valuation Assumptions: The following table presents the weighted average assumptions used to value the SARs:

	Year Ended December 31,
	2018	2017	2016
Expected life (in years)	4.9	4.8	4.0
Volatility	35.10%	34.00%	36.00%
Risk-free interest rate	2.51%	2.23%	1.65%
Expected Term: The Company’s expected term represents the period that the Company’s stock-based awards are expected to be outstanding and was determined based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards and vesting schedules.
Expected Volatility: The fair value of stock-based payments was determined using the Black-Scholes model with a volatility factor based on the Company’s historical stock prices. The range of expected volatility used in the Black-Scholes model was 33.05% to 47.85% as of December 31, 2018.
Expected Dividend: The Black-Scholes model requires a single expected dividend yield as an input. The Senior Credit Facility restricts the payment of dividends and the Company does not anticipate paying cash dividends in the foreseeable future. Accordingly, the Company did not apply an expected dividend yield to the Black-Scholes model for all periods presented.
Risk-Free Interest Rate: The Company bases the risk-free interest rate used in the Black-Scholes model on the implied yield currently available on U.S. Treasury zero-coupon issues with an equivalent remaining term. The range of risk-free interest rates used in the Black-Scholes model was 2.41% to 2.65% as of December 31, 2018.
Note 10. Operating Segments and Related Disclosures
The Company’s operations are organized into two operating segments based on different products and customer bases: Aerospace and Defense, and Real Estate. Sales to significant customers and other concentrations information is presented in Notes 1(p) and 1(t). The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies (see Note 1).
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

The following table presents selected financial information for each reportable segment:

	Year Ended December 31,
	2018	2017	2016
	(In millions)
Net Sales:
Aerospace and Defense	$1,888.1	$1,870.8	$1,753.9
Real Estate	7.8	6.4	7.4
Total Net Sales	$1,895.9	$1,877.2	$1,761.3
Segment Performance:
Aerospace and Defense	$233.4	$200.4	$182.1
Environmental remediation provision adjustments	37.2	(7.5)	(18.3)
GAAP/Cost Accounting Standards retirement benefits expense difference	(6.0)	(17.0)	(20.5)
Unusual items	—	2.0	—
Aerospace and Defense Total	264.6	177.9	143.3
Real Estate	2.8	2.5	4.3
Total Segment Performance	$267.4	$180.4	$147.6
Reconciliation of segment performance to income (loss) before income taxes:
Segment performance	$267.4	$180.4	$147.6
Interest expense	(34.4)	(30.9)	(32.5)
Interest income	10.0	3.5	0.6
Stock-based compensation	(20.5)	(22.0)	(12.9)
Corporate retirement benefits	(13.4)	(20.0)	(18.9)
Corporate and other	(20.3)	(23.1)	(20.2)
Unusual items	(0.2)	(1.0)	(34.5)
Income (loss) before income taxes	$188.6	$86.9	$29.2
Aerospace and Defense	$42.2	$29.3	$46.4
Real Estate	—	—	—
Corporate	1.0	0.1	1.2
Capital Expenditures	$43.2	$29.4	$47.6
Aerospace and Defense	$71.1	$71.6	$64.2
Real Estate	0.9	0.7	0.6
Corporate	0.3	0.3	0.1
Depreciation and Amortization	$72.3	$72.6	$64.9

	As of December 31,
	2018	2017
	(In millions)
Assets:
Aerospace and Defense	$1,551.7	$1,477.8
Real Estate	128.4	125.9
Operating segment assets	1,680.1	1,603.7
Corporate	810.0	655.0
Total Assets	$2,490.1	$2,258.7

Note 11. Cost Reduction Plans
During 2015, the Company initiated the first phase ("Phase I") of the competitive improvement program (the "CIP") comprised of activities and initiatives aimed at reducing costs in order for the Company to continue to compete successfully. Phase I is comprised of three major components: (i) facilities optimization and footprint reduction; (ii) product affordability; and (iii) reduced administrative and overhead costs. On April 6, 2017, the Board of Directors approved the second phase ("Phase II") of the Company’s previously announced CIP. Pursuant to Phase II, the Company expanded its CIP and further consolidated its Sacramento, California, and Gainesville, Virginia sites, while centralizing and expanding its existing presence in Huntsville, Alabama. The Company currently estimates that it will incur restructuring and related costs of the Phase I and II programs of approximately $210.0 million (including approximately $60.5 million of capital expenditures). The Company has incurred $131.4 million of such costs through December 31, 2018, including $48.1 million in capital expenditures. The following table summarizes the Company's severance and retention liabilities related to Phase I and II activity:

	Severance	Retention	Total
	(In millions)
December 31, 2015	$10.9	$1.7	$12.6
Accrual	—	2.3	2.3
Payments	(0.9)	(1.9)	(2.8)
Adjustments	(3.2)	—	(3.2)
December 31, 2016	6.8	2.1	8.9
Accrual	26.1	2.2	28.3
Payments	(2.9)	(0.9)	(3.8)
December 31, 2017	30.0	3.4	33.4
Accrual	0.2	5.7	5.9
Payments	(12.1)	(4.0)	(16.1)
December 31, 2018	$18.1	$5.1	$23.2
The costs associated with Phase I and II are included as a component of the Company’s U.S. government forward-pricing rates, and therefore, are recovered through the pricing of the Company’s products and services to the U.S. government. In addition to the employee-related CIP obligations, the Company incurred non-cash accelerated depreciation expense of $1.3 million, $3.9 million and $0.7 million in 2018, 2017, and 2016, respectively, associated with changes in the estimated useful life of long-lived assets impacted by the CIP.
Note  12. Quarterly Financial Data (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In millions, except per share amounts)
2018
Net sales	$492.0	$467.2	$498.8	$437.9
Cost of sales (exclusive of items shown separately on Statement of Operations)	426.8	369.5	400.7	352.4
Income before income taxes	18.7	47.3	87.6	35.0
Net income	14.0	34.8	65.0	23.5
Basic net income per share	0.19	0.46	0.85	0.30
Diluted net income per share	0.18	0.45	0.82	0.29

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In millions, except per share amounts)
2017
Net sales	$405.3	$459.6	$484.1	$528.2
Cost of sales (exclusive of items shown separately on Statement of Operations)	339.4	370.6	403.8	448.4
Income before income taxes	9.2	36.2	18.6	22.9
Net income (loss)	5.9	24.3	12.6	(52.0)
Basic and Diluted net income (loss) per share	0.08	0.32	0.17	(0.71)
Note  13. Unusual Items
The following table presents total unusual items, comprised of a component of other (income) expense, net and loss on debt in the consolidated statements of operations:

	Year Ended December 31,
	2018	2017	2016
	(In millions)
Aerospace and Defense:
Gain on legal matters (1)	$—	$(2.0)	$—
Aerospace and defense unusual items	—	(2.0)	—
Corporate:
Loss on debt repurchased (2)	—	—	34.4
Acquisition costs (1)	—	1.0	—
Loss on bank amendment (1)	0.2	—	0.1
Corporate unusual items	0.2	1.0	34.5
Total unusual items	$0.2	$(1.0)	$34.5
________
(1) Operating expense (income)
(2) Non-operating expense
Note  14. Adoption of Revenue Recognition Guidance
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
The following tables summarize the effect of adoption of the new revenue recognition standard on the Company’s consolidated financial statements for 2018.

Condensed Consolidated Statement of Operations

	Year Ended December 31, 2018
	As Reported	Effect of Adoption	Amounts Excluding Effect of Adoption
	(In millions, except per share amounts)
Net sales	$1,895.9	$14.1	$1,910.0
Operating costs and expenses:
Cost of sales (exclusive of items shown separately below)	1,549.4	27.2	1,576.6
Selling, general and administrative expense	43.8	—	43.8
Depreciation and amortization	72.3	—	72.3
Other income, net	(40.2)	—	(40.2)
Total operating costs and expenses	1,625.3	27.2	1,652.5
Operating income	270.6	(13.1)	257.5
Non-operating (income) expense:
Retirement benefits expense	57.6	—	57.6
Interest income	(10.0)	—	(10.0)
Interest expense	34.4	—	34.4
Total non-operating expense, net	82.0	—	82.0
Income before income taxes	188.6	(13.1)	175.5
Income tax provision	51.3	(3.5)	47.8
Net income	$137.3	$(9.6)	$127.7
Earnings Per Share of Common Stock
Basic
Basic net income per share	$1.80	$(0.13)	$1.67
Diluted
Diluted net income per share	$1.75	$(0.12)	$1.63
Weighted average shares of common stock outstanding, basic	74.8	—	74.8
Weighted average shares of common stock outstanding, diluted	76.8	—	76.8

Condensed Consolidated Statement of Comprehensive Income

	Year Ended December 31, 2018
	As Reported	Effect of Adoption	Amounts Excluding Effect of Adoption
	(In millions)
Net income	$137.3	$(9.6)	$127.7
Other comprehensive income:
Actuarial losses and amortization of actuarial losses, net of income taxes	33.2	—	33.2
Comprehensive income	$170.5	$(9.6)	$160.9

Condensed Consolidated Balance Sheet

	As of December 31, 2018
	As Reported	Effect of Adoption	Amounts Excluding Effect of Adoption
	(In millions)
ASSETS
Current Assets
Cash and cash equivalents	$735.3	$—	$735.3
Restricted cash	5.0	—	5.0
Accounts receivable, net	141.2	(86.5)	54.7
Contract assets	235.1	21.3	256.4
Other current assets, net	117.7	(2.0)	115.7
Total Current Assets	1,234.3	(67.2)	1,167.1
Noncurrent Assets
Property, plant and equipment, net	399.7	—	399.7
Recoverable environmental remediation costs	251.1	—	251.1
Deferred income taxes	116.9	(20.5)	96.4
Goodwill	161.3	—	161.3
Intangible assets	71.8	—	71.8
Other noncurrent assets, net	255.0	—	255.0
Total Noncurrent Assets	1,255.8	(20.5)	1,235.3
Total Assets	$2,490.1	$(87.7)	$2,402.4
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Current portion of long-term debt	$273.1	$—	$273.1
Accounts payable	88.7	—	88.7
Reserves for environmental remediation costs	39.8	—	39.8
Contract liabilities	272.6	(8.8)	263.8
Other current liabilities	204.1	(31.7)	172.4
Total Current Liabilities	878.3	(40.5)	837.8
Total Noncurrent Liabilities	1,190.5	—	1,190.5
Total Liabilities	2,068.8	(40.5)	2,028.3
Stockholders’ Equity
Common stock	7.7	—	7.7
Other capital	561.8	—	561.8
Treasury stock at cost	(12.7)	—	(12.7)
Retained earnings	103.9	(47.2)	56.7
Accumulated other comprehensive loss, net of income taxes	(239.4)	—	(239.4)
Total Stockholders’ Equity	421.3	(47.2)	374.1
Total Liabilities and Stockholders’ Equity	$2,490.1	$(87.7)	$2,402.4

Condensed Consolidated Statement of Cash Flows

	Year Ended December 31, 2018
	As Reported	Effect of Adoption	Amounts Excluding Effect of Adoption
	(In millions)
Operating Activities
Net income	$137.3	$(9.6)	$127.7
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	72.3	—	72.3
Amortization of debt discount and deferred financing costs	8.9	—	8.9
Stock-based compensation	20.5	—	20.5
Retirement benefits, net	15.9	—	15.9
Other, net	(2.2)	—	(2.2)
Changes in assets and liabilities:
Accounts receivable, net	(47.3)	57.1	9.8
Contract assets	10.5	1.2	11.7
Other current assets, net	21.5	(8.1)	13.4
Recoverable environmental remediation costs	(20.0)	—	(20.0)
Other noncurrent assets	5.8	—	5.8
Accounts payable	(39.4)	—	(39.4)
Contract liabilities	29.2	(42.2)	(13.0)
Other current liabilities	40.9	(31.8)	9.1
Deferred income taxes	4.7	33.4	38.1
Reserves for environmental remediation costs	(13.5)	—	(13.5)
Other noncurrent liabilities and other	7.6	—	7.6
Net Cash Provided by Operating Activities	252.7	—	252.7
Investing Activities
Net Cash Used in Investing Activities	(20.9)	—	(20.9)
Financing Activities
Net Cash Used in Financing Activities	(26.5)	—	(26.5)
Net Increase in Cash, Cash Equivalents and Restricted Cash	205.3	—	205.3
Cash, Cash Equivalents and Restricted Cash at Beginning of Year	535.0	—	535.0
Cash, Cash Equivalents and Restricted Cash at End of Year	$740.3	$—	$740.3

The following table summarizes the reclassifications to the December 31, 2017, balance sheet to conform to the current year’s presentation.

	As Reported	Reclassifications due to Adoption	As Adjusted
	(In millions)
ASSETS
Current Assets
Cash and cash equivalents	$535.0	$—	$535.0
Marketable securities	20.0	—	20.0
Accounts receivable, net	215.5	(151.0)	64.5
Inventories	136.4	(136.4)	—
Contract assets	—	268.1	268.1
Other current assets, net	109.8	19.3	129.1
Total Current Assets	1,016.7	—	1,016.7
Total Noncurrent Assets	1,242.0	—	1,242.0
Total Assets	$2,258.7	$—	$2,258.7
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Current portion of long-term debt	$25.0	$—	$25.0
Accounts payable	100.9	—	100.9
Reserves for environmental remediation costs	35.2	—	35.2
Contract liabilities	—	276.8	276.8
Advance payments on contracts	237.8	(237.8)	—
Other current liabilities	195.9	(39.0)	156.9
Total Current Liabilities	594.8	—	594.8
Total Noncurrent Liabilities	1,561.5	—	1,561.5
Total Liabilities	2,156.3	—	2,156.3
Stockholders’ Equity
Total Stockholders’ Equity	102.4	—	102.4
Total Liabilities and Stockholders’ Equity	$2,258.7	$—	$2,258.7

The following table summarizes the reclassifications to the 2017 statement of cash flows to conform to the current year’s presentation.

	As Reported	Reclassifications due to Adoption	As Adjusted
	(In millions)
Operating Activities
Net income	$(9.2)	$—	$(9.2)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	72.6	—	72.6
Amortization of debt discount and deferred financing costs	8.5	—	8.5
Stock-based compensation	22.0	—	22.0
Retirement benefits, net	(8.2)	—	(8.2)
Other, net	0.7	—	0.7
Changes in assets and liabilities, net of effects from acquisition in 2017:
Accounts receivable, net	(67.6)	73.2	5.6
Inventories	48.6	(48.6)	—
Contract assets	—	(20.5)	(20.5)
Other current assets, net	13.0	(4.1)	8.9
Recoverable environmental remediation costs	8.7	—	8.7
Other noncurrent assets	(31.4)	—	(31.4)
Accounts payable	1.6	—	1.6
Contract liabilities	—	30.7	30.7
Advance payments on contracts	16.0	(16.0)	—
Other current liabilities	8.2	(14.7)	(6.5)
Deferred income taxes	125.7	—	125.7
Reserves for environmental remediation costs	(8.3)	—	(8.3)
Other noncurrent liabilities and other	11.9	—	11.9
Net Cash Provided by Operating Activities	212.8	—	212.8
Investing Activities
Net Cash Used in Investing Activities	(66.4)	—	(66.4)
Financing Activities
Net Cash Used in Financing Activities	(21.7)	—	(21.7)
Net Increase in Cash and Cash Equivalents	124.7	—	124.7
Cash and Cash Equivalents at Beginning of Year	410.3	—	410.3
Cash and Cash Equivalents at End of Year	$535.0	$—	$535.0

The following table summarizes the reclassifications to the 2016 statement of cash flows to conform to the current year’s presentation.

	As Reported	Reclassifications due to Adoption	As Adjusted
	(In millions)
Operating Activities
Net income	$18.0	$—	$18.0
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	64.9	—	64.9
Amortization of debt discount and deferred financing costs	2.3	—	2.3
Stock-based compensation	12.9	—	12.9
Retirement benefits, net	30.5	—	30.5
Other, net	35.0	—	35.0
Changes in assets and liabilities:
Accounts receivable, net	33.1	24.8	57.9
Inventories	(28.9)	28.9	—
Contract assets	—	(54.6)	(54.6)
Other current assets, net	(23.8)	0.9	(22.9)
Recoverable environmental remediation costs	(32.6)	—	(32.6)
Other noncurrent assets	(12.6)	—	(12.6)
Accounts payable	27.0	—	27.0
Contract liabilities	—	(13.6)	(13.6)
Advance payments on contracts	(9.1)	9.1	—
Other current liabilities	(37.4)	4.5	(32.9)
Deferred income taxes	4.8	—	4.8
Reserves for environmental remediation costs	47.4	—	47.4
Other noncurrent liabilities and other	27.2	—	27.2
Net Cash Provided by Operating Activities	158.7	—	158.7
Investing Activities
Net Cash Provided by Investing Activities	(47.1)	—	(47.1)
Financing Activities
Net Cash Used in Financing Activities	90.2	—	90.2
Net Increase in Cash and Cash Equivalents	201.8	—	201.8
Cash and Cash Equivalents at Beginning of Year	208.5	—	208.5
Cash and Cash Equivalents at End of Year	$410.3	$—	$410.3

 Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Disclosure Controls and Procedures
As of December 31, 2018, we conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act"), means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed to provide reasonable assurance that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of December 31, 2018, that our disclosure controls and procedures were effective at the reasonable assurance level.
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The rules define internal control over financial reporting as a process designed by, or under the supervision of, the Company’s Chief Executive Officer and Chief Financial Officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

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
With the participation of the Chief Executive Officer and the Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2018.
The effectiveness of our internal control over financial reporting as of December 31, 2018, has been audited by PricewaterhouseCoopers LLP, our independent registered public accounting firm. Their report appears in Item 8 of this Form 10-K.
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
Item  9B. Other Information
None.

PART III
Item  10. Directors, Executive Officers and Corporate Governance
Directors of the Registrant
Information with respect to directors of the Company who will stand for election at the 2019 Annual Meeting of Stockholders is set forth under the heading "PROPOSAL 1 - ELECTION OF DIRECTORS" in our 2019 Proxy Statement for our 2019 Annual Meeting of Stockholders ("2019 Proxy Statement"), which will be filed with the SEC within 120 days after the close of our year. Such information is incorporated herein by reference.
The information in our 2019 Proxy Statement set forth under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" is incorporated herein by reference. Information regarding stockholder communications with our Board of Directors may be found under the caption "Communications with Directors" in our 2019 Proxy Statement and is incorporated herein by reference.
Executive Officers of the Registrant
The following information is given as of December 31, 2018.

Name	Other Business Experience
Warren G. Lichtenstein Executive Chairman (since June 2016) Age: 53
Chairman, March 2013 - June 2016 (Director since 2008); Executive Chairman of Steel Partners Holdings GP Inc., the general partner of SPLP February 2013 - Present; Chairman and CEO of general partner of SPLP July 2009 - February 2013; Chairman, Handy & Harman Ltd. (formerly known as WHX Corporation) July 2005 - Present; Executive Chairman, Steel Connect, Inc. June 2016 - Present; Interim CEO, Steel Connect, Inc. March 2016 - June 2016; Chairman, Steel Connect, Inc. March 2013 - June 2016. Chairman Steel Excel May 2011 - Present (director since 2010); Director SLI March 2010 - Present; Director (formerly Chairman) SLI January 2002 - May 2008; CEO SLI February 2002 - August 2005.

Eileen P. Drake Chief Executive Officer and President (since June 2015) Age: 52
Chief Operating Officer, March 2015 - June 2015; Director, Woodward, Inc. February 2017 - Present; President of Pratt & Whitney AeroPower’s auxiliary power unit and small turbojet propulsion business, UTC 2012 - 2015; Vice President ("VP") of Operations, UTC 2009 - 2012; VP of Quality, Environmental Health & Safety, and Achieving Competitive Excellence, UTC 2003 - 2009; Product Line Manager and Plant Manager, Ford Motor Company 1996 - 2003; United States Army 1989 - 1996.

Mark A. Tucker Chief Operating Officer (since June 2015) Age: 60	Senior VP, Enterprise Operations and Engineering, Aerojet Rocketdyne, Inc. October 2013 - June 2015; VP Special Programs, Aerospace Systems Sector, Northrop Grumman 1983 - 2013.

Paul R. Lundstrom Vice President, Chief Financial Officer (since November 2016) Age: 43
VP, Investor Relations, UTC 2014 - 2016; VP, Chief Financial Officer, Building & Industrial Systems - North Asia (a UTC division) 2013 - 2014; VP, Chief Financial Officer, Climate/Controls/Security - Asia (a UTC division) 2011 - 2013; VP, Chief Financial Officer, Carrier Building Systems and Services, Carrier Corporation (a UTC division) 2009 - 2011.

John D. Schumacher Senior Vice President, Washington Operations (since August 2018) Age: 64
VP, Washington Operations June 2015 - August 2018; VP, Business Relations April 2013 - June 2015; President, Aerojet Rocketdyne Foundation since October 2013; President, Astrium Americas and VP, Space, EADS North America April 2011 - April 2013; VP, Washington Operations, Aerojet May 2006 - April 2011; Director, Whitney, Bradley & Brown Consulting September 2005 - May 2006; Chief of Staff, National Aeronautics and Space Administration (“NASA”) May 2003 - September 2005; Associate Administrator for External Relations, NASA 1994 - 2003; Deputy Associate Administrator, NASA 1990 - 1994; Advisor to the Administrator, NASA 1989 - 1990; Associate, Rogers & Wells, NY, 1987 - 1989; Captain, Naval Reserve 1984 - 2006; Active Duty U.S. Navy 1972 - 1984.

Name	Other Business Experience
Arjun L. Kampani Vice President, General Counsel and Secretary (since April 2016) Age: 47
VP, General Counsel and Corporate Secretary, General Dynamics Land Systems, Inc. 2010 - 2016; Director & Assistant General Counsel, Mergers and Acquisitions, General Dynamics Corporation 2006 - 2009; Assistant General Counsel and Assistant Corporate Secretary, Anteon International Corporation 2004 - 2006; Attorney, Business and Finance Department, Thelen Reid & Priest, LLP 1999 - 2004.

The Company’s executive officers generally hold terms of office of one year and/or until their successors are elected and serve at the discretion of the Board.
Code of Ethics and Corporate Governance Guidelines
The Company has adopted a code of ethics known as the Code of Conduct that applies to the Company’s employees including the principal executive officer and principal financial officer. Amendments to the Code of Conduct and any grant of a waiver from a provision of the Code of Conduct requiring disclosure under applicable SEC rules will be disclosed on the Company’s website at www.AerojetRocketdyne.com. Copies of the Code of Conduct and the Company’s Corporate Governance Guidelines are available on the Company’s web site at www.AerojetRocketdyne.com (copies are available in print to any stockholder or other interested person who requests them by writing to Secretary, Aerojet Rocketdyne Holdings, Inc., 222 N. Pacific Coast Highway, Suite 500, El Segundo, California 90245).
Audit Committee and Audit Committee Financial Expert
Information regarding the Audit Committee and the Audit Committee’s Financial Expert is set forth under the heading "Board Committees" in our 2019 Proxy Statement and is incorporated herein by reference.
Item 11. Executive Compensation
Information concerning executive compensation may be found under the captions "Executive Compensation," "2018 Director Compensation Table," "Compensation Discussion and Analysis," "Summary Compensation Table," "2018 Grants of Plan-Based Awards," "Outstanding Equity Awards at 2018 Year End," "2018 Option/SAR Exercises and Stock Vested," "2018 Pension Benefits," "2018 Non-Qualified Deferred Compensation," "Potential Payments upon Termination of Employment or Change in Control," "Employment Agreement and Indemnity Agreements," "Director Compensation," "Organization & Compensation Committee Report" and "Compensation Committee Interlocks and Insider Participation" of our 2019 Proxy Statement. Such information is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information under the headings "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Officers and Directors" in our 2019 Proxy Statement is incorporated herein by reference.
Equity Compensation Plan Information
The table below sets forth certain information regarding the following equity compensation plans of the Company, pursuant to which we have made equity compensation available to eligible persons, as of December 31, 2018: (i) 1999 Equity and Performance Incentive Plan; (ii) 2009 Equity and Performance Incentive Plan; and (iii) 2018 Equity and Performance Incentive Plan. All three plans were approved by our stockholders.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options,Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity compensation plans approved by stockholders
Stock options	345,623	$18.82
Restricted shares (2)	—
Performance shares (3)
Total	345,623	$18.82	3,964,055	(1)
Equity compensation plans not approved by stockholders (4)	—	N/A	—
Total	345,623	$18.82	3,964,055
 _____

(1)
As of December 31, 2018, there are no more shares available to be issued under any type of incentive award under the 1999 Equity and Performance Incentive Plan and the 2009 Equity and Performance Incentive Plan (the “Prior Plan”). The

number of shares approved for issuance to participants under the 2018 Equity and Performance Incentive Plan (the “Plan”) is 3,900,000 shares plus shares issued under the Prior Plan that are forfeited or withheld to settle income tax obligations, all of which may be awarded as incentive stock options. Subject to the total shares available to be issued under the plan, the following specific limits apply: (A) the maximum aggregate dollar of equity based awards and cash compensation granted under the Plan or otherwise during any Plan Year to any nonemployee director shall not exceed $400,000 ($800,000 for a nonemployee director designated as Chairman of the Board); (B) no more than 200,000 shares subject to stock options, including incentive stock options, may be granted to any participant in any year; (C) no more than 200,000 shares subject to stock appreciation rights may be granted to any participant in any year; (D) no more than 200,000 shares may be granted to any participant in any fiscal year pursuant to an award of restricted stock or restricted stock units; (E) no more than 200,000 shares may be granted to any participant in any fiscal year pursuant to an award of performance shares or performance units; and (F) no more than 100,000 shares may be granted to any participant in any fiscal year pursuant to a stock-based award other than described above.

(2)	As of December 31, 2018, 315,222 shares had been granted as restricted shares that had not yet vested.
(3) As of December 31, 2018, 1,198,563 shares had been granted as performance shares that had not yet vested.

(4)
The Company also maintains the Aerojet Rocketdyne Holdings, Inc. and Participating Subsidiaries Deferred Bonus Plan. Prior to 2016, this plan allowed participating employees to defer a portion of their compensation for future distribution. All or a portion of such deferrals made prior to November 30, 2009, could be allocated to an account based on the Company’s common stock and does permit limited distributions in the form of Company common shares. However, distributions in the form of common shares are permitted only at the election of the Organization & Compensation Committee of the Board of Directors and, according to the terms of the plan, individuals serving as officers or directors of the Company are not permitted to receive distributions in the form of Company common shares until at least six months after such individual ceases to be an officer or director of the Company. The table does not include information about this plan because no options, warrants or rights are available under this plan and no specific number of shares is set aside under this plan as available for future issuance. Based upon the price of Company common shares on December 31, 2018, the maximum number of shares that could be distributed to employees not subject to the restrictions on officers and directors (if permitted by the Organization & Compensation Committee) would be 1,184. This plan was amended effective November 30, 2009, to prevent the application of future deferrals to the Company common stock investment program.

Item 13. Certain Relationships and Related Transactions, and Director Independence
Information regarding certain transactions and employment agreements with management is set under the headings "Employment Agreement and Indemnity Agreements," "Related Person Transaction Policy" and "Potential Payments upon Termination of Employment or Change in Control" in our 2019 Proxy Statement and is incorporated herein by reference. Information regarding director independence is set forth under the heading "Determination of Independence of Directors" in our 2019 Proxy Statement and is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services
The information in our 2019 Proxy Statement set forth under the captions "Proposal 3 - Ratification of the Appointment of Independent Auditors," "Audit Fees an All Other Fees," and "Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of the Company’s Independent Auditors" is incorporated herein by reference.

Part IV
Item 15. Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this report:

(1)	FINANCIAL STATEMENTS

(b)	EXHIBITS

Refer to Exhibit Index.

Item 16. Form 10-K Summary
For additional information regarding these topics, please see Part I, Item 1. Business and Part III, Item 10. Directors, Executive Officers and Corporate Governance.

Performance Highlights
(In millions)

Net Sales
$1,900
$1,895
$1,890
$1,885
$1,880
$1,875
$1,870
$1,865
$1,877
$1,896
2017
2018

- Net sales in 2018 would have been $1,910 million under the previous revenue guidance.
- Increase of $126 million in defense programs primarily driven by increased deliveries on the Standard Missile and PAC-3 programs.
- Decrease of $95 million in space programs primarily driven by cost growth and performance issues on the Commercial Crew Development program and lower deliveries on the Atlas V program.

Net Income
$200
$150
$100
$50
$-
$(50)
$(9)
$76
$137
$152
2017
2018
Net income (loss)
Adj Net Income*

Net income increased primarily due to:

- Decrease of $45 million in income taxes.
- One-time benefit of $43 million from increased recoverability of environmental remediation costs.
- Improved contract performance resulting in an increase of $22 million in favorable changes in contract estimates.
- Decrease of $16 million in retirement benefits expense.

Cash Flow
$300
$200
$100
$-
$213
$183
$253
$210
2017
2018
Operating Activities
Free Cash Flow*

Cash flow provided by operating activities increased primarily due to:

- Improved operating results.
- Decrease in retirement benefit cash funding.

Risks:

Some important risk factors include, but are not limited to, the following:

- future reductions or changes in U.S. government spending;
- cancellation or material modification of one or more significant contracts;
- the funded status of our defined benefit pension plan;
- environmental remediation activities that impact our established reserves;
- failure to implement our cost reduction plans as expected; and
- risks detailed in Item 1A of this Form 10-K.

For additional information regarding these topics, please see Part I, Item 1A. Risk Factors and Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
February 19, 2019

Aerojet Rocketdyne Holdings, Inc.
By:	/s/ EILEEN P. DRAKE
Eileen P. Drake
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature		Title	Date
/s/ EILEEN P. DRAKE Eileen P. Drake		Chief Executive Officer, President and Director (Principal Executive Officer)	February 19, 2019
/s/ PAUL R. LUNDSTROM Paul R. Lundstrom		Vice President, Chief Financial Officer (Principal Financial Officer)	February 19, 2019
/s/ DANIEL L. BOEHLE Daniel L. Boehle		Vice President, Controller (Principal Accounting Officer)	February 19, 2019
* Warren G. Lichtenstein		Executive Chairman	February 19, 2019
* Kevin P. Chilton		Director	February 19, 2019
* Thomas A. Corcoran		Director	February 19, 2019
* James R. Henderson		Director	February 19, 2019
* Lance W. Lord		Director	February 19, 2019
* Merrill A. McPeak		Director	February 19, 2019
* Martin Turchin		Director	February 19, 2019
* By:	/s/ PAUL R. LUNDSTROM Paul R. Lundstrom	Attorney-in-Fact pursuant to Power of Attorney	February 19, 2019

EXHIBIT INDEX

Table Item No.	Exhibit Description
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

3.2	Certificate of Conversion, was filed as Exhibit 3.2 to GenCorp Inc.’s Current Report on Form 8-K dated April 11, 2014 (File No. 1-01520), and is incorporated herein by reference.
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

4.6
2018 Equity and Performance Incentive Plan was filed as Exhibit A of the Registrant’s Definitive Proxy Statement on Schedule 14A filed on March 29, 2018 (File No. 1-01520), and is incorporated herein by reference.

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

10.33†
Amended and Restated 2009 Equity and Performance Incentive Plan, dated as of June 24, 2014, was filed as Exhibit 10.3 to GenCorp Inc.'s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2014 (File No. 1-01520) and is incorporated herein by reference.

10.34†
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

10.37†
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

10.39†
Amended and Restated Employment Agreement, dated as of March 13, 2018, between Aerojet Rocketdyne Holdings, Inc. and Eileen Drake was filed as Exhibit 10.1 to Aerojet Rocketdyne Holdings, Inc.’s Current Report on Form 8-K dated March 16, 2018 (File No. 1-01520), and is incorporated herein by reference.

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

10.45†
Form of Restricted Stock Agreement between the Company and Employees for time-based grants under the 2018 Equity and Performance Incentive Plan was filed as Exhibit 99.2 of the Registrant's Registration Statement on Form S-8 filed on May 10, 2018 (File No. 333-224823), and is incorporated herein by reference.

10.46†
Form of Restricted Stock Agreement between the Company and Employees for performance-based grants under the 2018 Equity and Performance Incentive Plan was filed as Exhibit 99.3 of the Registrant's Registration Statement on Form S-8 filed on May 10, 2018 (File No. 333-224823), and is incorporated herein by reference.

10.47†
Form of Unrestricted Stock Agreement between the Company and Directors for grants under the 2018 Equity and Performance Incentive Plan was filed as Exhibit 99.4 of the Registrant's Registration Statement on Form S-8 filed on May 10, 2018 (File No. 333-224823), and is incorporated herein by reference.

10.48†
Form of Restricted Stock Agreement between the Company and Directors for matching share grants under the 2018 Equity and Performance Incentive Plan was filed as Exhibit 99.5 of the Registrant's Registration Statement on Form S-8 filed on May 10, 2018 (File No. 333-224823), and is incorporated herein by reference.

10.49†
Form of Restricted Stock Agreement between the Company and Directors for annual share grants under the 2018 Equity and Performance Incentive Plan was filed as Exhibit 99.6 of the Registrant's Registration Statement on Form S-8 filed on May 10, 2018 (File No. 333-224823), and is incorporated herein by reference.

10.50†
Form of Stock Appreciation Rights Agreement between the Company and Employees for grants under the 2018 Equity and Performance Incentive Plan was filed as Exhibit 99.7 of the Registrant's Registration Statement on Form S-8 filed on May 10, 2018 (File No. 333-224823), and is incorporated herein by reference.

10.51
First Amendment to Fourth Amended and Restated Credit Agreement with Bank of America, N.A., dated as of September 20, 2018, filed as Exhibit 10.1 to Aerojet Rocketdyne Holdings, Inc.’s Current Report on Form 8-K dated September 20, 2018 (File No. 1-01520) and incorporated herein by reference.

10.52†
Retention Agreement, dated December 6, 2018, by and between Aerojet Rocketdyne Holdings, Inc. and Mark A. Tucker was filed as Exhibit 10.1 to Aerojet Rocketdyne Holdings, Inc.’s Current Report on Form 8-K dated December 6, 2018 (File No. 1-01520), and is incorporated herein by reference.

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