Form 10-Q
period 2019-03-31
AEROJET ROCKETDYNE HOLDINGS, INC.
filed 2019-04-30
CIK 40888

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-Q
 (Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended: March 31, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
As of April 18, 2019, the Company had 78,653,979 outstanding common shares, including unvested common shares, $0.10 par value.

Aerojet Rocketdyne Holdings, Inc.
Quarterly Report on Form 10-Q
For the Quarterly Period Ended March 31, 2019

Part I — FINANCIAL INFORMATION
Item 1. Financial Statements
Aerojet Rocketdyne Holdings, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended March 31,
	2019	2018
	(In millions, except per share amounts)
Net sales	$491.7	$492.0
Operating costs and expenses:
Cost of sales (exclusive of items shown separately below)	397.6	426.8
Selling, general and administrative expense	12.2	6.7
Depreciation and amortization	17.5	17.7
Other expense, net	1.1	1.2
Total operating costs and expenses	428.4	452.4
Operating income	63.3	39.6
Non-operating (income) expense:
Retirement benefits expense	6.5	14.4
Interest income	(4.0)	(1.6)
Interest expense	9.0	8.1
Total non-operating expense, net	11.5	20.9
Income before income taxes	51.8	18.7
Income tax provision	13.1	4.7
Net income	$38.7	$14.0
Earnings Per Share of Common Stock
Basic
Basic earnings per share	$0.49	$0.19
Diluted
Diluted earnings per share	$0.47	$0.18
Weighted average shares of common stock outstanding, basic	77.1	73.7
Weighted average shares of common stock outstanding, diluted	80.6	74.7
See Notes to Unaudited Condensed Consolidated Financial Statements.

Aerojet Rocketdyne Holdings, Inc.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three months ended March 31,
	2019	2018
	(In millions)
Net income	$38.7	$14.0
Other comprehensive income:
Amortization of actuarial losses and prior service credits, net of income taxes of $2.2 million and $4.2 million for the three months ended March 31, 2019 and 2018, respectively	7.0	12.5
Comprehensive income	$45.7	$26.5
See Notes to Unaudited Condensed Consolidated Financial Statements.

Aerojet Rocketdyne Holdings, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

	March 31, 2019	December 31, 2018
	(In millions, except per share amounts)
ASSETS
Current Assets
Cash and cash equivalents	$706.6	$735.3
Restricted cash	5.0	5.0
Accounts receivable, net	146.2	141.2
Contract assets	235.7	235.1
Other current assets, net	124.0	117.7
Total Current Assets	1,217.5	1,234.3
Noncurrent Assets
Right-of-use assets	53.8	—
Property, plant and equipment, net	392.1	399.7
Recoverable environmental remediation costs	246.9	251.1
Deferred income taxes	133.9	116.9
Goodwill	161.3	161.3
Intangible assets	68.4	71.8
Other noncurrent assets, net	259.3	255.0
Total Noncurrent Assets	1,315.7	1,255.8
Total Assets	$2,533.2	$2,490.1
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Current portion of long-term debt	$275.8	$273.1
Accounts payable	97.3	88.7
Reserves for environmental remediation costs	40.2	39.8
Contract liabilities	209.2	272.6
Other current liabilities	220.0	204.1
Total Current Liabilities	842.5	878.3
Noncurrent Liabilities
Long-term debt	367.9	352.3
Reserves for environmental remediation costs	283.0	288.1
Pension benefits	373.5	376.7
Operating lease liabilities	46.4	—
Other noncurrent liabilities	153.7	173.4
Total Noncurrent Liabilities	1,224.5	1,190.5
Total Liabilities	2,067.0	2,068.8
Commitments and contingencies (Note 8)
Stockholders’ Equity
Preference stock, par value of $1.00; 15.0 million shares authorized; none issued or outstanding	—	—
Common stock, par value of $0.10; 150.0 million shares authorized; 77.1 million shares issued and outstanding as of March 31, 2019; 76.8 million shares issued and outstanding as of December 31, 2018	7.7	7.7
Other capital	561.0	561.8
Treasury stock at cost, 0.8 million shares as of March 31, 2019 and December 31, 2018	(12.7)	(12.7)
Retained earnings	142.6	103.9
Accumulated other comprehensive loss, net of income taxes	(232.4)	(239.4)
Total Stockholders’ Equity	466.2	421.3
Total Liabilities and Stockholders’ Equity	$2,533.2	$2,490.1
See Notes to Unaudited Condensed Consolidated Financial Statements.

Aerojet Rocketdyne Holdings, Inc.
Condensed Consolidated Statement of Stockholders’ Equity
(Unaudited)

	Common Stock				(Accumulated Deficit)	Accumulated Other	Total
	Shares	Amount	Other Capital	Treasury Stock	Retained Earnings	Comprehensive Loss	Stockholders' Equity
	(In millions)
December 31, 2017	73.6	$7.4	$503.1	$(64.5)	$(71.0)	$(272.6)	$102.4
Net income	—	—	—	—	14.0	—	14.0
Amortization of actuarial losses and prior service credits, net of income taxes	—	—	—	—	—	12.5	12.5
Cumulative effect of change in accounting guidance	—	—	—	—	37.6	—	37.6
Repurchase of shares for withholding taxes and option costs under employee equity plans	—	—	(1.6)	—	—	—	(1.6)
Stock-based compensation and shares issued under equity plans	0.2	—	4.3	—	—	—	4.3
March 31, 2018	73.8	$7.4	$505.8	$(64.5)	$(19.4)	$(260.1)	$169.2

December 31, 2018	76.8	$7.7	$561.8	$(12.7)	$103.9	$(239.4)	$421.3
Net income	—	—	—	—	38.7	—	38.7
Amortization of actuarial losses and prior service credits, net of income taxes	—	—	—	—	—	7.0	7.0
Repurchase of shares for withholding taxes and option costs under employee equity plans	(0.3)	—	(6.2)	—	—	—	(6.2)
Stock-based compensation and shares issued under equity plans	0.6	—	5.4	—	—	—	5.4
March 31, 2019	77.1	$7.7	$561.0	$(12.7)	$142.6	$(232.4)	$466.2
See Notes to Unaudited Condensed Consolidated Financial Statements.

Aerojet Rocketdyne Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three months ended March 31,
	2019	2018
	(In millions)
Operating Activities
Net income	$38.7	$14.0
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	17.5	17.7
Amortization of debt discount and deferred financing costs	2.3	2.1
Stock-based compensation	5.3	1.5
Retirement benefits, net	5.4	3.3
Other, net	0.2	(1.9)
Changes in assets and liabilities, net of effects from acquisition in 2019:
Accounts receivable, net	(4.9)	(76.2)
Contract assets	(0.6)	(20.4)
Other current assets, net	(6.1)	(17.4)
Recoverable environmental remediation costs	4.2	3.0
Other noncurrent assets	(5.6)	(3.9)
Accounts payable	6.2	29.8
Contract liabilities	(63.4)	(30.8)
Other current liabilities	1.6	(21.9)
Deferred income taxes	(19.3)	9.0
Reserves for environmental remediation costs	(4.7)	(3.0)
Other noncurrent liabilities and other	5.5	(0.3)
Net Cash Used in Operating Activities	(17.7)	(95.4)
Investing Activities
Insurance proceeds	—	1.9
Capital expenditures	(1.5)	(4.1)
Net Cash Used in Investing Activities	(1.5)	(2.2)
Financing Activities
Debt repayments	(5.5)	(5.1)
Repurchase of shares for withholding taxes and option costs under employee equity plans	(6.2)	(1.6)
Proceeds from shares issued under equity plans	2.2	2.1
Net Cash Used in Financing Activities	(9.5)	(4.6)
Net Decrease in Cash, Cash Equivalents and Restricted Cash	(28.7)	(102.2)
Cash, Cash Equivalents and Restricted Cash at Beginning of Year	740.3	535.0
Cash, Cash Equivalents and Restricted Cash at End of Year	$711.6	$432.8
Supplemental disclosures of cash flow information
Cash paid for interest	$5.3	$4.1
Cash paid for income taxes	—	0.1
See Notes to Unaudited Condensed Consolidated Financial Statements.

Aerojet Rocketdyne Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
Note 1. Basis of Presentation and Nature of Operations
Aerojet Rocketdyne Holdings, Inc. ("Aerojet Rocketdyne Holdings" or the "Company") has prepared the accompanying unaudited condensed consolidated financial statements, including the accounts of the Company and its 100% owned and majority owned subsidiaries, in accordance with the instructions to Form 10-Q. The December 31, 2018, condensed consolidated balance sheet was derived from audited financial statements, but does not include all of the disclosures required by accounting principles generally accepted in the United States of America ("GAAP"). These interim financial statements should be read in conjunction with the financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. Certain reclassifications have been made to financial information for the prior year to conform to the current year’s presentation.
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
A detailed description of the Company’s significant accounting policies can be found in the Company’s most recent Annual Report on Form 10-K for the year ended December 31, 2018.
Recently Adopted Accounting Pronouncements
In February 2016, the Financial Accounting Standards Board ("FASB") issued guidance requiring lessees to recognize a right-of-use ("ROU") asset and a lease liability on the balance sheet for all leases with the exception of short-term leases. For lessees, leases will continue to be classified as either operating or finance leases in the income statement. The new standard allows for application of the standard on the adoption date without restatement of prior comparative periods presented or a modified retrospective transition method which requires application of the new guidance at the beginning of the earliest comparative period presented. The Company adopted this new standard as of January 1, 2019, without restating prior comparative periods, and elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things, does not require reassessment of lease classification. The Company recorded a ROU asset and lease liability for operating leases at adoption of $51.7 million and $56.3 million, respectively (see Note 13). The difference between the ROU asset and lease liability for operating leases was primarily due to previously recorded deferred rents relating to periods prior to January 1, 2019. The Company’s accounting for finance leases remains substantially unchanged. The standard had no impact on the Company's results of operations or cash flows.
In February 2018, the FASB issued guidance that permits the reclassification of the income tax effects of the Tax Cuts and Jobs Act ("Tax Act") on items within accumulated other comprehensive loss to retained earnings. The guidance refers to these amounts as "stranded tax effects." The Company has elected to retain the income tax effects of the Tax Act as a component of accumulated other comprehensive income. Given this election, the adoption of this guidance did not have a material impact on the Company's financial position, results of operations, or cash flows.
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

Note 2. Earnings Per Share ("EPS") of Common Stock
The following table reconciles the numerator and denominator used to calculate basic and diluted EPS of common stock:

	Three months ended March 31,
	2019	2018
	(In millions, except per share amounts)
Numerator:
Net income	$38.7	$14.0
Income allocated to participating securities	(0.7)	(0.3)
Net income for basic and diluted EPS	38.0	13.7
Denominator:
Basic weighted average shares	77.1	73.7
Effect of:
2.25% Convertible Senior Notes ("2 1/4% Notes")	3.4	0.9
Employee stock options and stock purchase plan	0.1	0.1
Diluted weighted average shares	80.6	74.7
Basic
Basic EPS	$0.49	$0.19
Diluted
Diluted EPS	$0.47	$0.18

The following table sets forth the potentially dilutive securities excluded from the computation because their effect would have been anti-dilutive:

	Three months ended March 31,
	2019	2018
	(In millions)
Unvested restricted shares	1.4	1.5
Total potentially dilutive securities	1.4	1.5

Note 3. Revenue Recognition
In the Company’s Aerospace and Defense segment, the majority of revenue is earned from long-term contracts to design, develop, and manufacture aerospace and defense products, and provide related services, for the Company’s customers, including the U.S. government, major aerospace and defense prime contractors.
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

	Three months ended March 31,
	2019	2018
	(In millions, except per share amounts)
Net favorable (unfavorable) effect of the changes in contract estimates on net sales	$13.0	$(7.4)
Net favorable (unfavorable) effect of the changes in contract estimates on income before income taxes	13.4	(7.9)
Net favorable (unfavorable) effect of the changes in contract estimates on net income	9.7	(5.9)
Net favorable (unfavorable) effect of the changes in contract estimates on basic and diluted EPS	0.12	(0.08)

The three months ended March 31, 2019, favorable changes in contract estimates were primarily driven by improved performance on the Terminal High Altitude Area Defense ("THAAD"), AJ-60, and RL-10 programs. The three months ended March 31, 2018, unfavorable changes in contract estimates were primarily driven by performance issues on the Commercial Crew Development program partially offset by improved performance on the THAAD, RS-68, and RL-10 programs.
In the Company’s Aerospace and Defense segment, the timing of revenue recognition, customer invoicing, and collections produces accounts receivable, contract assets, and contract liabilities in the unaudited condensed consolidated balance sheets. The following table summarizes contract assets and liabilities:

	March 31, 2019	December 31, 2018
	(In millions)
Contract assets	$279.0	$278.0
Reserve for overhead rate disallowance	(43.3)	(42.9)
Contract assets, net of reserve	235.7	235.1
Contract liabilities	209.2	272.6
Net contract assets (liabilities), net of reserve	$26.5	$(37.5)

Net contract assets (liabilities) increased by $64.0 million, primarily due to a decrease in cash advances on long-term contracts as of March 31, 2019. During the three months ended March 31, 2019, the Company recognized sales of $139.1 million that were included in the Company's contract liabilities as of January 1, 2019.
As of March 31, 2019, the Company’s total remaining performance obligations, also referred to as backlog, totaled $3.8 billion. The Company expects to recognize approximately 48%, or $1.8 billion, of the remaining performance obligations as sales over the next twelve months, an additional 26% the following twelve months, and 26% thereafter.
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

	Three months ended March 31,
	2019	2018
Fixed-price	62%	61%
Cost-reimbursable	37	38
Other	1	1
The following table summarizes the percentages of net sales by principal end user:

	Three months ended March 31,
	2019	2018
U.S. government	95%	92%
Non U.S. government customers	5	8

The Company's Real Estate segment represented less than 1% of the Company's net sales for the three months ended March 31, 2019 and 2018.

Note 4. Stock-Based Compensation
The following table summarizes stock-based compensation expense by type of award:

	Three months ended March 31,
	2019	2018
	(In millions)
Stock appreciation rights	$1.7	$(0.9)
Stock options	—	0.1
Restricted stock, service based	1.2	1.0
Restricted stock, performance based	2.2	1.1
Employee stock purchase plan	0.2	0.2
Total stock-based compensation expense	$5.3	$1.5

Note 5. Balance Sheet Accounts
a. Fair Value of Financial Instruments
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

		Fair value measurement as of March 31, 2019
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
	(In millions)
Money market funds	$224.0	$224.0	$—	$—
Registered investment companies	4.7	4.7	—	—
Commercial paper	94.8	—	94.8	—
Total	$323.5	$228.7	$94.8	$—

		Fair value measurement as of December 31, 2018
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
	(In millions)
Money market funds	$186.3	$186.3	$—	$—
Commercial paper	154.7	—	154.7	—
Total	$341.0	$186.3	$154.7	$—

As of March 31, 2019 and December 31, 2018, the total estimated fair value for commercial paper was classified as cash and cash equivalents as the remaining maturity at date of purchase was less than three months.
The carrying amounts of certain of the Company’s financial instruments, including cash and cash equivalents, restricted cash, accounts receivable, accounts payable, accrued compensation, and other accrued liabilities, approximate fair value because of their short maturities.
The following table summarizes the estimated fair value and principal amount for outstanding debt obligations excluding finance lease obligations:

	Fair Value		Principal Amount
	March 31, 2019	December 31, 2018	March 31, 2019	December 31, 2018
	(In millions)
Term loan	$341.3	$345.6	$341.3	$345.6
2 1/4% Notes	445.7	441.1	300.0	300.0
	$787.0	$786.7	$641.3	$645.6

The fair value of the 2¼% Notes was determined using broker quotes that are based on open markets for the Company’s debt securities (Level 2 securities). The term loan bore interest at variable rates, which adjusted based on market conditions, and its carrying value approximates fair value.
b. Accounts Receivable, net

	March 31, 2019	December 31, 2018
	(In millions)
Billed receivables under long-term contracts	$153.7	$147.3
Reserve on billed trade receivables	(7.8)	(6.6)
Other trade receivables	0.3	0.5
Accounts receivable, net	$146.2	$141.2

c. Other Current Assets, net

	March 31, 2019	December 31, 2018
	(In millions)
Deferred costs recoverable from the U.S. government	$52.3	$52.6
Inventories	23.1	14.9
Prepaid expenses	13.4	14.4
Other	35.2	35.8
Other current assets, net	$124.0	$117.7

d. Property, Plant and Equipment, net

	March 31, 2019	December 31, 2018
	(In millions)
Land	$71.2	$71.2
Buildings and improvements	431.7	408.6
Machinery and equipment, including capitalized software	497.6	499.5
Construction-in-progress	33.4	63.1
	1,033.9	1,042.4
Less: accumulated depreciation	(641.8)	(642.7)
Property, plant and equipment, net	$392.1	$399.7

e. Other Noncurrent Assets, net

	March 31, 2019	December 31, 2018
	(In millions)
Real estate held for entitlement and leasing	$97.6	$96.3
Deferred costs recoverable from the U.S. government	60.1	56.4
Receivable from Northrop for environmental remediation costs	51.0	52.5
Other	50.6	49.8
Other noncurrent assets, net	$259.3	$255.0

f. Other Current Liabilities

	March 31, 2019	December 31, 2018
	(In millions)
Accrued compensation and employee benefits	$90.5	$116.4
Income taxes payable	49.6	19.8
Other	79.9	67.9
Other current liabilities	$220.0	$204.1

Note 6. Income Taxes

	Three months ended March 31,
	2019	2018
	(In millions)
Income tax provision	$13.1	$4.7

In the three months ended March 31, 2019, the income tax provision was $13.1 million for an effective tax rate of 25.3%. The Company’s effective tax rate differed from the 21% statutory federal income tax rate primarily due to state income taxes and certain expenditures which are permanently not deductible for tax purposes, partially offset by the impact of Research and Development ("R&D") credits.
In the three months ended March 31, 2018, the income tax provision was $4.7 million for an effective tax rate of 25.1%. The Company’s effective tax rate differed from the 21% statutory federal income tax rate primarily due to state income taxes and certain expenditures which are permanently not deductible for tax purposes, offset by the impact of R&D credits.
A valuation allowance is required when it is more-likely-than-not that all or a portion of deferred tax assets may not be realized. Assessing the need for a valuation allowance requires management to evaluate, on a quarterly basis, all available evidence, both positive and negative. As of March 31, 2019, the Company continues to believe that the weight of the positive evidence outweighed the negative evidence regarding the realization of its net deferred tax assets.
Note 7. Long-term Debt

	March 31, 2019	December 31, 2018
	(In millions)
Term loan, bearing interest at variable rates (rate of 4.50% as of March 31, 2019), maturing in September 2023	$341.3	$345.6
Unamortized deferred financing costs	(2.2)	(2.3)
Total senior debt	339.1	343.3
Senior convertible notes, bearing interest at 2.25% per annum, interest payments due in June and December, maturing in December 2023	300.0	300.0
Unamortized discount and deferred financing costs	(43.1)	(45.1)
Total convertible senior notes	256.9	254.9
Finance leases (see Note 13)	47.7	27.2
Total other debt	47.7	27.2
Total debt, net of unamortized discount and deferred financing costs	643.7	625.4
Less: Amounts due within one year	(275.8)	(273.1)
Total long-term debt, net of unamortized discount and deferred financing costs	$367.9	$352.3

Senior Credit Facility
On September 20, 2018, the Company amended the senior secured Senior Credit Facility (the "Senior Credit Facility") to a $1.0 billion commitment. The Senior Credit Facility matures on September 20, 2023, and consists of (i) a $650.0 million revolving line of credit (the "Revolver") and (ii) a $350.0 million term loan (the "Term Loan"). The Senior Credit Facility amended the prior $750.0 million credit facility which was set to mature in June 2021 and is intended to provide available funds for the Company’s short-term liquidity needs from time to time.
As of March 31, 2019, the Company had zero borrowings under the Revolver and issued $29.6 million letters of credit.
The Term Loan and any borrowings under the Revolver bear interest at LIBOR plus an applicable margin ranging from 175 to 250 basis points based on the Company's leverage ratio measured at the end of each fiscal quarter. In addition to interest, the Company must pay certain fees including (i) letter of credit fees ranging from 175 to 250 basis points per annum on the amount of issued but undrawn letters of credit and eurocurrency rate loans and (ii) commitment fees ranging from 30 to 45 basis points per annum on the unused portion of the Revolver.
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
Subject to certain restrictions, all the obligations under the Senior Credit Facility will be guaranteed by the Company and the existing and future material domestic subsidiaries, other than Easton.
The Senior Credit Facility contains financial covenants requiring the Company to (i) maintain an interest coverage ratio of not less than 3.00 to 1.00 and (ii) maintain a consolidated net leverage ratio not to exceed (a) 4.00 to 1.00 through September 30, 2020; (b) 3.75 to 1.00 from October 1, 2020, through September 30, 2021; and (c) 3.50 to 1.00 from October 1, 2021, thereafter, provided that the maximum leverage ratio for all periods shall be increased by 0.50 to 1.00 for two consecutive quarters after consummation of a qualified acquisition.
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
The Company was in compliance with its financial and non-financial covenants under the Senior Credit Facility as of March 31, 2019.
2¼% Convertible Senior Notes
The Company issued $300.0 million aggregate principal amount of 2¼% Notes in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended.
Holders may convert their 2¼% Notes at their option from April 1, 2019, through June 30, 2019, because the Company's closing stock price exceeded $33.80 for at least 20 days in the 30 day period prior to March 31, 2019. The Company has a stated intention to cash settle the principal amount of the 2¼% Notes with the conversion premium to be settled in common shares. Accordingly, the net balance of the 2¼% Notes of $256.9 million is classified as a current liability as of March 31, 2019. The classification of the 2¼% Notes as current or noncurrent on the balance sheet is evaluated at each reporting date and may change depending on whether the sale price contingency (discussed below) has been met.
As more fully described in the indenture governing the 2¼% Notes, the holders of the 2¼% Notes may surrender all or any portion of their 2¼% Notes for conversion at any time during any calendar quarter commencing after the calendar quarter ending on March 31, 2017, (and only during such calendar quarter), if the last reported sale price of the Company's common stock for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% ($33.80) of the conversion price on each applicable trading day.
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
The following table summarizes the 2¼% Notes information (in millions, except years, percentages, conversion rate, and conversion price):

	March 31, 2019	December 31, 2018
Carrying value	$256.9	$254.9
Unamortized discount and deferred financing costs	43.1	45.1
Principal amount	$300.0	$300.0
Carrying amount of equity component, net of equity issuance costs	$54.5	$54.5
Remaining amortization period (years)	4.75	5.0
Effective interest rate	5.8%	5.8%
Conversion rate (shares of common stock per $1,000 principal amount)	38.4615	38.4615
Conversion price (per share of common stock)	$26.00	$26.00

Based on the Company's closing stock price of $35.53 on March 31, 2019, the if-converted value of the 2¼% Notes exceeded the aggregate principal amount of the 2¼% Notes by $110.0 million.

The following table presents the interest expense components for the 2¼% Notes:

	Three months ended March 31,
	2019	2018
	(In millions)
Interest expense-contractual interest	$1.7	$1.7
Interest expense-amortization of debt discount	1.8	1.7
Interest expense-amortization of deferred financing costs	0.2	0.1

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
Asbestos Litigation
The Company has been, and continues to be, named as a defendant in lawsuits alleging personal injury or death due to exposure to asbestos in building materials, products, or in manufacturing operations. The majority of cases are pending in Illinois state courts. There were 59 asbestos cases pending as of March 31, 2019.
Given the lack of any significant consistency to claims (i.e., as to product, operational site, or other relevant assertions) filed against the Company, the Company is generally unable to make a reasonable estimate of the future costs of pending claims or unasserted claims. As of March 31, 2019, the Company has accrued an immaterial amount related to pending claims.
United States ex. rel. Markus vs. Aerojet Rocketdyne Holdings
In the case captioned United States ex. rel. Markus vs. Aerojet Rocketdyne Holdings, Inc. et al., Case No. 2:15-CV-02245- WBS-AC, the Department of Justice completed its review of the case and declined to intervene in June 2018. The case was originally filed under seal in the U.S. District Court, Eastern District of California in September 2017 and alleged causes of action against the Company based on false claims, retaliation, and wrongful termination of employment seeking injunctive relief, civil penalties, and compensatory and punitive damages.
In February 2019, the Company filed a Motion to Dismiss the False Claims Act counts of the complaint and a Motion to Compel Arbitration on the employment based claims. The Company has not recorded any liability for this matter as of March 31, 2019.
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
As of March 31, 2019, the aggregate range of these anticipated environmental costs was $323.2 million to $469.0 million and the accrued amount was $323.2 million. See Note 8(c) for a summary of the environmental reserve activity. Of these accrued liabilities, approximately 99% relates to the Company’s U.S. government contracting business, and a portion of this liability is recoverable. The significant environmental sites are discussed below. The balance of the accrued liabilities, which are not recoverable from the U.S. government, relate to other sites for which the Company’s obligations are probable and estimable.

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
As of March 31, 2019, the estimated range of anticipated costs discussed above for the Sacramento, California site was $207.6 million to $314.4 million and the accrued amount was $207.6 million included as a component of the Company’s environmental reserves. Expenditures associated with this matter are partially recoverable. See Note 8(c) below for further discussion on recoverability.
Baldwin Park Operable Unit ("BPOU")
As a result of its former Azusa, California operations, in 1994 Aerojet Rocketdyne was named a PRP by the EPA in the area of the San Gabriel Valley Basin superfund site known as the BPOU. In 2002, Aerojet Rocketdyne, along with seven other PRPs (the "Cooperating Respondents") signed a project agreement in late March 2002 with the San Gabriel Basin Water Quality Authority, the Main San Gabriel Basin Watermaster, and five water companies. The 2002 project agreement terminated in 2017 and the parties executed a project agreement which became operational on May 9, 2017. The agreement has a ten-year term and requires the Cooperating Respondents to fund through an escrow account the ongoing operation, maintenance, and administrative costs of certain treatment and water distribution facilities owned and operated by the water companies. There are also provisions in the project agreement for maintaining financial assurance.
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
As of March 31, 2019, the estimated range of anticipated costs was $100.0 million to $127.8 million and the accrued amount was $100.0 million included as a component of the Company’s environmental reserves. Expenditures associated with this matter are partially recoverable. See Note 8(c) below for further discussion on recoverability.
c. Environmental Reserves and Estimated Recoveries
Environmental Reserves
The Company reviews on a quarterly basis estimated future remediation costs and has an established practice of estimating environmental remediation costs over a fifteen year period, except for those environmental remediation costs with a specific contractual term. Environmental liabilities at the BPOU site are currently estimated through the term of the project agreement, which expires in May 2027. As the period for which estimated environmental remediation costs lengthens, the reliability of such estimates decreases. These estimates consider the investigative work and analysis of engineers, outside environmental consultants, and the advice of legal staff regarding the status and anticipated results of various administrative and legal proceedings. In most cases, only a range of reasonably possible costs can be estimated. In establishing the Company’s reserves, the most probable estimate is used when determinable; otherwise, the minimum amount is used when no single amount in the range is more probable. Accordingly, such estimates can change as the Company periodically evaluates and revises these estimates as new information becomes available. The Company cannot predict whether new information gained as projects progress will affect the estimated liability accrued. The timing of payment for estimated future environmental costs is influenced by a number of factors, such as the regulatory approval process and the time required designing, constructing, and implementing the remedy.

The following table summarizes the Company’s environmental reserve activity:

	Aerojet Rocketdyne- Sacramento	Aerojet Rocketdyne- BPOU	Other Aerojet Rocketdyne Sites	Total Aerojet Rocketdyne	Other	Total Environmental Reserve
	(In millions)
December 31, 2018	$207.4	$103.8	$12.4	$323.6	$4.3	$327.9
Additions/Adjustments	3.0	(0.4)	(0.8)	1.8	—	1.8
Expenditures	(2.8)	(3.4)	(0.3)	(6.5)	—	(6.5)
March 31, 2019	$207.6	$100.0	$11.3	$318.9	$4.3	$323.2

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
As part of the acquisition of the Atlantic Research Corporation ("ARC") propulsion business in 2003, Aerojet Rocketdyne entered into an agreement with ARC pursuant to which Aerojet Rocketdyne is responsible for up to $20.0 million of costs ("Pre-Close Environmental Costs") associated with environmental issues that arose prior to Aerojet Rocketdyne’s acquisition of the ARC propulsion business. ARC is responsible for any cleanup costs relating to the ARC acquired businesses in excess of $20.0 million. Pursuant to a separate agreement with the U.S. government which was entered into prior to the completion of the ARC acquisition, these costs are recovered through the establishment of prices for Aerojet Rocketdyne’s products and services sold to the U.S. government. The Company reached the $20.0 million cap on cleanup costs in the three months ended March 31, 2017, and expects that additional costs will be incurred due to contamination existing at the time of the acquisition and still requiring remediation and monitoring. On May 6, 2016, ARC informed Aerojet Rocketdyne that it was disputing certain costs that Aerojet Rocketdyne attributed to the $20.0 million Pre-Close Environmental Costs ("ARC Claim"). The Company responded to the ARC Claim on June 23, 2017, and subsequently continues to communicate with ARC. Final settlement of the Pre–Close Environmental Costs will be determined in conjunction with the Company's evaluation and ultimate resolution of the ARC Claim.
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

Total reimbursable costs under the Northrop Agreement	$189.7
Amount reimbursed to the Company through March 31, 2019	(132.7)
Receivable from Northrop included in the unaudited balance sheet at March 31, 2019	$57.0

The cumulative expenditure limitation of $189.7 million under the Northrop Agreement was reached in June 2017. At that time, the Company was uncertain of the allowability and allocability of additional expenditures above that cumulative limitation and therefore did not recognize a recoverable asset for such amounts. In the third quarter of 2018, the Company and the U.S. government reached a determination that these expenditures are reimbursable under the Global Settlement and therefore recorded a one-time benefit of $43.0 million to recognize the recoverability of environmental expenditures at a rate of 88%.
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

Environmental reserves and estimated recoveries impact to unaudited condensed consolidated statements of operations
The following table summarizes the financial information for the impact of environmental reserves and recoveries to the unaudited condensed consolidated statements of operations were as follows:

	Three months ended March 31,
	2019	2018
	(In millions)
Expense to unaudited condensed consolidated statements of operations	$0.3	$1.4

d. Arrangements with Off-Balance Sheet Risk
As of March 31, 2019, arrangements with off-balance sheet risk consisted of:

•	$29.6 million in outstanding commercial letters of credit, the majority of which may be renewed, primarily to collateralize obligations for environmental remediation and insurance coverage.

•	$53.2 million in outstanding surety bonds to primarily satisfy indemnification obligations for environmental remediation coverage.

•	$120.0 million aggregate in guarantees by the Company of Aerojet Rocketdyne’s obligations to U.S. government agencies for environmental remediation activities.

•	Guarantees, jointly and severally, by the Company’s material domestic subsidiaries of their obligations under the Senior Credit Facility.
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

Note 9. Cost Reduction Plans
During 2015, the Company initiated the first phase ("Phase I") of the competitive improvement program (the "CIP") comprised of activities and initiatives aimed at reducing costs in order for the Company to continue to compete successfully. Phase I is comprised of three major components: (i) facilities optimization and footprint reduction; (ii) product affordability; and (iii) reduced administrative and overhead costs. In 2017, the Board of Directors approved the second phase ("Phase II") of the Company’s previously announced CIP. Pursuant to Phase II, the Company expanded its CIP and further consolidated its Sacramento, California, and Gainesville, Virginia sites, while centralizing and expanding its existing presence in Huntsville, Alabama. The Company currently estimates that it will incur restructuring and related costs of the Phase I and II programs of approximately $210.0 million (including approximately $60.5 million of capital expenditures). The Company has incurred $141.3 million of such costs through March 31, 2019, including $48.8 million in capital expenditures. The following table summarizes the Company's severance and retention liabilities related to Phase I and II activity:

	Severance	Retention	Total
	(In millions)
December 31, 2018	$18.1	$5.1	$23.2
Accrual	1.4	1.4	2.8
Payments	(5.1)	(1.7)	(6.8)
March 31, 2019	$14.4	$4.8	$19.2

The costs associated with Phase I and II are included as a component of the Company’s U.S. government forward-pricing rates, and therefore, are recovered through the pricing of the Company’s products and services to the U.S. government. In addition to the employee-related CIP obligations, the Company incurred non-cash accelerated depreciation expense of $0.2 million and $0.4 million in the three months ended March 31, 2019 and 2018, respectively, associated with changes in the estimated useful lives of long-lived assets.
Note 10. Retirement Benefits
The following table presents the components of retirement benefits expense (income):

	Pension Benefits		Postretirement Medical and Life Insurance Benefits
	Three months ended March 31,
	2019	2018	2019	2018
	(In millions)
Interest cost on benefit obligation	$13.2	$12.4	$0.3	$0.3
Expected return on assets	(16.2)	(15.0)	—	—
Amortization of prior service costs	—	—	(0.1)	(0.1)
Amortization of net losses (gains)	10.2	17.7	(0.9)	(0.9)
Retirement benefits expense (income)	$7.2	$15.1	$(0.7)	$(0.7)

Note 11. Operating Segments and Related Disclosures
The Company’s operations are organized into two operating segments based on different products and customer bases: Aerospace and Defense, and Real Estate.
The following table presents selected financial information for each reportable segment:

	Three months ended March 31,
	2019	2018
	(In millions)
Net Sales:
Aerospace and Defense	$490.0	$490.4
Real Estate	1.7	1.6
Total Net Sales	$491.7	$492.0
Segment Performance:
Aerospace and Defense	$64.9	$36.6
Environmental remediation provision adjustments	(0.3)	(1.3)
GAAP/Cost Accounting Standards retirement benefits expense difference	5.4	(1.0)
Unusual items	(0.3)	—
Aerospace and Defense Total	69.7	34.3
Real Estate	0.5	0.6
Total Segment Performance	$70.2	$34.9
Reconciliation of segment performance to income before income taxes:
Segment performance	$70.2	$34.9
Interest expense	(9.0)	(8.1)
Interest income	4.0	1.6
Stock-based compensation	(5.3)	(1.5)
Corporate retirement benefits	(1.8)	(3.3)
Corporate and other	(6.3)	(4.9)
Income before income taxes	$51.8	$18.7

The following table summarizes customers that represented more than 10% of net sales, each of which involves sales of several product lines and programs:

	Three months ended March 31,
	2019	2018
Lockheed Martin Corporation	30%	29%
NASA	20	17
Raytheon Company	18	21
United Launch Alliance	12	20

Note 12. Unusual Items
The following table presents total unusual items, comprised of a component of other expense, net in the unaudited condensed consolidated statements of operations:

	Three months ended March 31,
	2019	2018
	(In millions)
Unusual items
Acquisition costs	$0.3	$—
	$0.3	$—

On March 29, 2019, the Company acquired certain assets of 3D Material Technologies ("3DMT") from ARC Group Worldwide, Inc. 3DMT is a provider of additive manufacturing (3-D printing) services to the aerospace, defense, medical and industrial markets. The net assets acquired of approximately $1.0 million are immaterial to the Company’s unaudited condensed consolidated financial statements. The preliminary purchase price allocation has been developed based on preliminary estimates of the fair value of the assets and liabilities.

Note 13. Leases
The Company adopted the new leasing guidance effective January 1, 2019. The new guidance requires lessees to recognize a ROU asset and a lease liability on the balance sheet for all leases with the exception of short-term leases.
Operating leases are included in operating lease ROU assets, other current liabilities, and operating lease liabilities. Finance leases are included in property, plant and equipment and debt. Operating ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. Finance leases are recorded as an asset and an obligation at an amount equal to the present value of the minimum lease payments during the lease term. Amortization expense related to finance leases is included in depreciation and amortization expense.
The Company determines if an arrangement is a lease at inception. For certain technology equipment leases, the Company accounts for lease and nonlease (service) components separately based on a relative fair market value basis. For all other leases, the Company accounts for the lease and nonlease components (e.g., common area maintenance) on a combined basis.
The discount rate used for leases is the Company's incremental borrowing rate for collateralized debt based on information available at the lease commencement date. Lease terms may include options to extend or terminate the lease when it is reasonably certain that the option will be exercised. Leases with a term of twelve months or less and that do not include a purchase option that is likely to be exercised are treated as short-term leases and are not reflected on the balance sheet. The Company leases certain facilities, machinery and equipment (including information technology equipment), and office buildings under long-term, non-cancelable operating and finance leases.
The following table summarizes the Company's lease costs:

Three months ended March 31, 2019
(In millions)
Operating lease cost	$3.2
Finance lease cost:
Amortization	0.5
Interest on lease liabilities	0.7
Short-term lease cost	0.9
Total lease costs	$5.3
The following table summarizes the supplemental cash flow information related to leases:

Three months ended March 31, 2019
(In millions)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$3.3
Operating cash flows from finance leases	0.7
Financing cash flows from finance leases	1.2
Assets obtained in exchange for lease obligations:
Operating leases	4.5
Finance leases	21.7

The following table summarizes the supplemental balance sheet information related to leases:

March 31, 2019
(In millions)
Operating leases:
Operating lease right-of-use assets	$53.8
Operating lease liabilities (component of other current liabilities)	11.8
Operating lease liabilities, noncurrent	46.4
$58.2

Finance leases:
Property, plant and equipment	$51.0
Accumulated depreciation	(2.3)
Property, plant and equipment, net	$48.7
Current portion of long-term debt	$1.6
Long-term debt	46.1
Total finance lease liability	$47.7

Weighted-average remaining lease term (in years):
Operating leases	7
Finance leases	19
Weighted-average discount rate:
Operating leases	4.8%
Finance leases	5.9%

We have additional information technology equipment operating leases that have not yet commenced of $7.9 million. These operating leases will commence between 2019 and 2022 with lease terms of one to three years.
The following table presents the maturities of lease liabilities:

Year Ending December 31,	Operating Leases	Finance Leases
	(In millions)
2019 (excluding the three months ended March 31, 2019)	$10.9	$3.2
2020	13.2	4.2
2021	12.4	4.3
2022	10.6	4.0
2023	5.5	3.7
Thereafter	15.5	61.4
Total minimum rentals	68.1	80.8
Less: imputed interest	(9.9)	(33.1)
Total	$58.2	$47.7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Unless otherwise indicated or required by the context, as used in this Quarterly Report on Form 10-Q, the terms "the Company," "we," "our" and "us" refer to Aerojet Rocketdyne Holdings, Inc. and all of its subsidiaries that are consolidated in conformity with accounting principles generally accepted in the United States of America ("GAAP").
The preparation of the consolidated financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates. In addition, our operating results for interim periods may not be indicative of the results of operations for a full year or future periods. This section contains a number of forward-looking statements, all of which are based on current expectations and are subject to risks and uncertainties including those described in this Quarterly Report under the heading "Forward-Looking Statements." Actual results may differ materially. This section should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2018, and periodic reports subsequently filed with the Securities and Exchange Commission ("SEC").
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
A summary of the significant financial highlights for the three months ended March 31, 2019, which management uses to evaluate our operating performance and financial condition, is presented below.

•	Net sales for the three months ended March 31, 2019, totaled $491.7 million compared with $492.0 million for the three months ended March 31, 2018.

•
Net income for the three months ended March 31, 2019, was $38.7 million, or $0.47 diluted earnings per share ("EPS"), compared with net income of $14.0 million, or $0.18 diluted EPS, for the three months ended March 31, 2018.

•
Adjusted Net Income (Non-GAAP measure*) for the three months ended March 31, 2019, was $36.3 million or $0.44 Adjusted EPS (Non-GAAP measure*), compared with Adjusted Net Income of $17.1 million, or $0.22 Adjusted EPS, for the three months ended March 31, 2018.

•	Adjusted EBITDAP (Non-GAAP measure*) for the three months ended March 31, 2019, was $71.0 million compared with $47.2 million for the three months ended March 31, 2018.

•
Segment performance before environmental remediation provision adjustments, retirement benefits, net, and unusual items (Non-GAAP measure*) was $65.4 million for the three months ended March 31, 2019, compared with $37.2 million for the three months ended March 31, 2018.

•	Cash used in operating activities for the three months ended March 31, 2019, totaled $(17.7) million compared with $(95.4) million for the three months ended March 31, 2018.

•	Free cash flow (Non-GAAP measure*) for the three months ended March 31, 2019, totaled $(19.2) million compared with $(99.5) million for the three months ended March 31, 2018.

•	Total backlog as of March 31, 2019, was $3.8 billion compared with $4.1 billion as of December 31, 2018.
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
The following table summarizes net sales to the U.S. government and its agencies, including net sales to significant customers disclosed below:

	Three months ended March 31,
	2019	2018
U.S. government	95%	92%
Non U.S. government customers	5	8
The following table summarizes the percentages of net sales for significant programs, all of which are included in the U.S. government sales and are comprised of multiple contracts:

	Three months ended March 31,
	2019	2018
RS-25	15%	13%
Standard Missile	14	16
Terminal High Altitude Area Defense ("THAAD")	11	10
The following table summarizes customers that represented more than 10% of net sales, each of which involves sales of several product lines and programs:

	Three months ended March 31,
	2019	2018
Lockheed Martin Corporation	30%	29%
NASA	20	17
Raytheon Company	18	21
United Launch Alliance	12	20
Industry Update
We rely on U.S. government spending on aerospace and defense products and systems, and our backlog depends, in large part, on continued funding by the U.S. government for the programs in which we are involved.
In September 2018, the U.S. President signed into law H.R. 6157, which included two full-year appropriations bills for government fiscal year 2019: (i) the DoD Appropriations Act and (ii) the Labor, Health and Human Services, Education and Related Agencies Appropriations Act. For Defense, the bill, now Public Law 115-245, includes $606.5 billion in base budget funding and $67.9 billion for Overseas Contingency Operations. On February 15, 2019, the U.S. President signed legislation to fund several U.S. government agencies, including NASA.
Cost Reduction Plans
During 2015, we initiated the first phase ("Phase I") of our competitive improvement program ("CIP") comprised of activities and initiatives aimed at reducing costs in order for us to continue to compete successfully. Phase I is comprised of three major components: (i) facilities optimization and footprint reduction; (ii) product affordability; and (iii) reduced administrative and overhead costs. On April 6, 2017, the Board of Directors approved the second phase ("Phase II") of our previously announced CIP. Pursuant to Phase II, we are expanding CIP and further consolidating our Sacramento, California, and Gainesville, Virginia sites, while centralizing and expanding our existing presence in Huntsville, Alabama. When fully implemented, we anticipate that the CIP will result in annual costs that are $230 million below levels anticipated prior to CIP.
We currently estimate that we will incur restructuring and related costs of the Phase I and II programs of approximately $210.0 million (including approximately $60.5 million of capital expenditures). Our current estimate is down from the initial estimate of $235.0 million primarily due to efficiencies in program transitions and lower than expected employee costs. We have incurred $141.3 million through March 31, 2019, including $48.8 million in capital expenditures.
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
The following table summarizes our recoverable amounts, environmental reserves, and range of liability, as of March 31, 2019:

	Recoverable Amounts (1)	Environmental Reserves	Estimated Range of Liability
	(In millions)
Sacramento	$182.7	$207.6	$207.6- $314.4
Baldwin Park Operable Unit	88.0	100.0	100.0 - 127.8
Other Aerojet Rocketdyne sites	10.1	11.3	11.3 - 21.0
Other sites	0.7	4.3	4.3 - 5.8
Total	$281.5	$323.2	$323.2 - $469.0
_____

(1)
Excludes the receivable from Northrop Grumman Corporation ("Northrop") of $57.0 million as of March 31, 2019, related to environmental costs already paid (and therefore not reserved) by us in prior years and reimbursable under our agreement with Northrop.

Environmental remediation costs are primarily incurred by our Aerospace and Defense segment, and certain of these costs are recoverable from our contracts with the U.S. government. We currently estimate approximately 12% of our future Aerospace and Defense segment environmental remediation costs will not likely be reimbursable and are expensed.
Capital Structure
We have a substantial amount of debt for which we are required to make interest and principal payments. Interest on long-term financing is not a recoverable cost under our U.S. government contracts. As of March 31, 2019, we had $643.7 million of debt outstanding.
Retirement Benefits
We generally are able to recover cash contributions related to our tax-qualified defined benefit pension plan as allowable costs on our U.S. government contracts, but there are differences between when we contribute cash to our tax-qualified defined benefit pension plan under pension funding rules and recover it under Cost Accounting Standards ("CAS").
Information Technology and Cyber Security
We routinely experience cyber security threats, threats to our information technology infrastructure and unauthorized attempts to gain access to our sensitive information, as do our customers, suppliers, subcontractors, and other partners. In 2017, we outsourced certain information technology and cyber security functions to third-party contractors in order to take advantage of advanced cyber security technologies. The visibility provided by the additional cyber security technologies identified vulnerabilities and resulted in additional costs to remediate. The transition to the outsourced provider impacted our level of control over the performance and delivery of such services.
We continue to assess our information technology systems and are engaged in cooperative efforts with our customers, suppliers, and subcontractors to seek to minimize the impact of cyber threats, other security threats or business disruptions.
Results of Operations
Net Sales:

	Three months ended March 31,
	2019	2018	Change*
	(In millions)
Net sales	$491.7	$492.0	$(0.3)
 * Primary reason for change. Net sales in the three months ended March 31, 2019, were comparable with the prior year period. A decrease of $9.0 million in space programs net sales was primarily driven by the RS-68 program and the winding down of the AJ-60 solid rocket motor. The decrease in space programs net sales was offset by an increase of $8.6 million in defense programs net sales primarily driven by the Patriot Advanced Capability-3 ("PAC-3") program partially offset by lower sales on the Standard Missile program.
Cost of Sales (exclusive of items shown separately below):

	Three months ended March 31,
	2019	2018	Change*
	(In millions, except percentage amounts)
Cost of sales (exclusive of items shown separately below)	$397.6	$426.8	$(29.2)
Percentage of net sales	80.9%	86.7%
* Primary reason for change. The improvement in cost of sales as a percentage of net sales was primarily driven by performance issues during 2018 on the Commercial Crew Development program.

Selling, General and Administrative Expense ("SG&A"):

	Three months ended March 31,
	2019	2018	Change*
	(In millions, except percentage amounts)
Components of SG&A:
SG&A excluding stock-based compensation	$6.9	$5.2	$1.7
Stock-based compensation	5.3	1.5	3.8
SG&A	$12.2	$6.7	$5.5
Percentage of net sales	2.5%	1.4%
Percentage of net sales excluding stock-based compensation	1.4%	1.1%
* Primary reason for change. The increase in SG&A expense was primarily driven by stock-based compensation as a result of increases in the fair value of the stock appreciation rights in the current period and improved performance on various operations and earnings targets set by the Organization & Compensation Committee of the Board of Directors.
Depreciation and Amortization:

	Three months ended March 31,
	2019	2018	Change*
	(In millions)
Components of depreciation and amortization:
Depreciation	$13.5	$13.7	$(0.2)
Amortization	3.4	3.4	—
Accretion	0.6	0.6	—
Depreciation and amortization	$17.5	$17.7	$(0.2)
* Primary reason for change. Depreciation and amortization expense was comparable with the prior year period.
Other Expense, net:

	Three months ended March 31,
	2019	2018	Change*
	(In millions)
Other expense, net	$1.1	$1.2	$(0.1)
 * Primary reason for change. Other expense, net was comparable with the prior year period.
Retirement Benefits Expense:

	Three months ended March 31,
	2019	2018	Change*
	(In millions)
Components of retirement benefits expense:
Interest cost on benefit obligation	$13.5	$12.7	$0.8
Expected return on assets	(16.2)	(15.0)	(1.2)
Amortization of prior service credits	(0.1)	(0.1)	—
Amortization of net losses	9.3	16.8	(7.5)
Retirement benefits expense	$6.5	$14.4	$(7.9)
 * Primary reason for change. The decrease in retirement benefits expense was primarily due to a decrease in the amortization of actuarial losses in the current period.

Interest Income:

	Three months ended March 31,
	2019	2018	Change*
	(In millions)
Interest income	$4.0	$1.6	$2.4
 * Primary reason for change. The increase in interest income was primarily due to higher average cash balances and interest rates.
Interest Expense:

	Three months ended March 31,
	2019	2018	Change*
	(In millions)
Components of interest expense:
Contractual interest and other	$6.7	$6.0	$0.7
Amortization of debt discount and deferred financing costs	2.3	2.1	0.2
Interest expense	$9.0	$8.1	$0.9
* Primary reason for change. The increase in interest expense was immaterial.
Income Tax Provision:
The income tax provision was as follows:

	Three months ended March 31,
	2019	2018
	(In millions)
Income tax provision	$13.1	$4.7
In the three months ended March 31, 2019, the income tax provision was $13.1 million for an effective tax rate of 25.3%. Our effective tax rate differed from the 21% statutory federal income tax rate primarily due to state income taxes and certain expenditures which are permanently not deductible for tax purposes, partially offset by the impact of Research and Development ("R&D") credits.
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

Aerospace and Defense Segment

	Three months ended March 31,
	2019	2018	Change*
	(In millions, except percentage amounts)
Net sales	$490.0	$490.4	$(0.4)
Segment performance	69.7	34.3	35.4
Segment margin	14.2%	7.0%
Segment margin before environmental remediation provision adjustments, retirement benefits, net, and unusual items (Non-GAAP measure)	13.2%	7.5%
Components of segment performance:
Aerospace and Defense income	$64.9	$36.6	$28.3
Environmental remediation provision adjustments	(0.3)	(1.3)	1.0
GAAP/CAS retirement benefits expense difference	5.4	(1.0)	6.4
Unusual items	(0.3)	—	(0.3)
Aerospace and Defense total	$69.7	$34.3	$35.4
 * Primary reason for change. Net sales in the three months ended March 31, 2019, were comparable with the prior year period. A decrease of $9.0 million in space programs net sales was primarily driven by the RS-68 program and the winding down of the AJ-60 solid rocket motor. The decrease in space programs net sales was offset by an increase of $8.6 million in defense programs net sales primarily driven by the PAC-3 program partially offset by lower sales on the Standard Missile program.
The increase in segment margin before environmental remediation provision adjustments, retirement benefits, net and unusual items was primarily driven by performance issues during 2018 on the Commercial Crew Development program.
During the three months ended March 31, 2019, we had $13.4 million of favorable changes in contract estimates on operating results before income taxes compared with unfavorable changes of $(7.9) million during the three months ended March 31, 2018.
Real Estate Segment

	Three months ended March 31,
	2019	2018	Change
	(In millions)
Net sales	$1.7	$1.6	$0.1
Segment performance	0.5	0.6	(0.1)
Net sales and segment performance consist primarily of rental property operations.
Backlog
As of March 31 2019, our total remaining performance obligations, also referred to as backlog, totaled $3.8 billion. We expect to recognize approximately 48%, or $1.8 billion, of the remaining performance obligations as sales over the next twelve months, an additional 26% the following twelve months, and 26% thereafter. A summary of our backlog is as follows:

	March 31, 2019	December 31, 2018
	(In billions)
Funded backlog	$1.8	$1.9
Unfunded backlog	2.0	2.2
Total backlog	$3.8	$4.1
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
Use of Non-GAAP Financial Measures
In addition to segment performance (discussed above), we provide the Non-GAAP financial measures of our performance called Adjusted EBITDAP, Adjusted Net Income, and Adjusted EPS. We use these metrics to measure our operating and total Company performance. We believe that for management and investors to effectively compare core performance from period to period, the metrics should exclude items that are not indicative of, or are unrelated to, results from our ongoing business operations such as retirement benefits (pension and postretirement benefits), significant non-cash expenses, the impacts of financing decisions on earnings, and items incurred outside the ordinary, ongoing and customary course of our business. Accordingly, we define Adjusted EBITDAP as GAAP net income adjusted to exclude interest expense, interest income, income taxes, depreciation and amortization, retirement benefits net of amounts that are recoverable under our U.S. government contracts, and unusual items which we do not believe are reflective of such ordinary, ongoing and customary activities. Adjusted Net Income and Adjusted EPS exclude retirement benefits net of amounts that are recoverable under our U.S. government contracts and unusual items which we do not believe are reflective of such ordinary, ongoing and customary activities. Adjusted Net Income and Adjusted EPS do not represent, and should not be considered an alternative to, net income or diluted EPS as determined in accordance with GAAP.

	Three months ended March 31,
	2019	2018
	(In millions, except per share and percentage amounts)
Net income	$38.7	$14.0
Interest expense	9.0	8.1
Interest income	(4.0)	(1.6)
Income tax provision	13.1	4.7
Depreciation and amortization	17.5	17.7
GAAP retirement benefits expense	6.5	14.4
CAS recoverable retirement benefits expense	(10.1)	(10.1)
Unusual items	0.3	—
Adjusted EBITDAP	$71.0	$47.2
Net income as a percentage of net sales	7.9%	2.8%
Adjusted EBITDAP as a percentage of net sales	14.4%	9.6%

Net income	$38.7	$14.0
GAAP retirement benefits expense	6.5	14.4
CAS recoverable retirement benefits expense	(10.1)	(10.1)
Unusual items	0.3	—
Income tax impact of adjustments (1)	0.9	(1.2)
Adjusted Net Income	$36.3	$17.1

Diluted EPS	$0.47	$0.18
Adjustments	(0.03)	0.04
Adjusted EPS	$0.44	$0.22

Diluted weighted average shares, as reported and adjusted	80.6	74.7
_________

(1)	The income tax impact is calculated using the federal and state statutory rates in the corresponding period.
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

	Three months ended March 31,
	2019	2018
	(In millions)
Net cash used in operating activities	$(17.7)	$(95.4)
Capital expenditures	(1.5)	(4.1)
Free Cash Flow (1)	$(19.2)	$(99.5)
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
See Note 13 of the Notes to Unaudited Condensed Consolidated Financial Statements for the impact of the new guidance requiring lessees to recognize a right-of-use asset and a lease liability on the balance sheet for all leases with the exception of short-term leases effective January 1, 2019.
A detailed description of our significant accounting policies can be found in our most recent Annual Report on Form 10-K for the year ended December 31, 2018.
Arrangements with Off-Balance Sheet Risk
See Note 8(d) of the Notes to Unaudited Condensed Consolidated Financial Statements for off-balance sheet risk.
Liquidity and Capital Resources
Net Cash Used in Operating, Investing, and Financing Activities
The following table summarizes the change in cash, cash equivalents and restricted cash:

	Three months ended March 31,
	2019	2018
	(In millions)
Net Cash Used in Operating Activities	$(17.7)	$(95.4)
Net Cash Used in Investing Activities	(1.5)	(2.2)
Net Cash Used in Financing Activities	(9.5)	(4.6)
Net Decrease in Cash, Cash Equivalents and Restricted Cash	$(28.7)	$(102.2)
Net Cash Used in Operating Activities
The $77.7 million decrease in cash used in operating activities for the three months ended March 31, 2019, compared with the three months ended March 31, 2018, was primarily due to increased cash receipts from accounts receivable due to the timing of billings.
Net Cash Used In Investing Activities
During the three months ended March 31, 2019 and 2018, we had capital expenditures of $1.5 million and $4.1 million, respectively.
During the three months ended March 31, 2018, we received insurance proceeds of $1.9 million.
Net Cash Used in Financing Activities
During the three months ended March 31, 2019 and 2018, we had debt repayments of $5.5 million and $5.1 million, respectively. See a summary of the debt activity below.

During the three months ended March 31, 2019 and 2018, we had net (disbursements)/receipts from shares issued under our equity plans of $(4.0) million and $0.5 million, respectively.
Debt Activity and Covenants
The following table summarizes our debt principal activity:

	December 31, 2018	Cash Payments	Non-cash Activity	March 31, 2019
	(In millions)
Term loan	$345.6	$(4.3)	$—	$341.3
2.25% Convertible Senior Notes ("2 1/4% Notes")	300.0	—	—	300.0
Finance leases	27.2	(1.2)	21.7	47.7
Total Debt Activity	$672.8	$(5.5)	$21.7	$689.0
We were in compliance with our financial and non-financial covenants under the Senior Credit Facility as of March 31, 2019.
Outlook
Short-term liquidity requirements consist primarily of recurring operating expenses, including but not limited to costs related to our capital and environmental expenditures, company-funded R&D expenditures, debt service requirements, and retirement benefit plans. We believe that our existing cash and cash equivalents and availability under the Senior Credit Facility coupled with cash generated from our future operations will provide sufficient funds to meet our operating plan for the next twelve months. The operating plan for this period provides for full operation of our businesses, including interest and debt payments. In April 2019, we made income tax payments of $33.8 million. As of March 31, 2019, we had $706.6 million of cash and cash equivalents as well as $620.4 million of available borrowings under our Senior Credit Facility. Based on our existing debt agreements, we were in compliance with our financial and non-financial covenants as of March 31, 2019. Our failure to comply with these covenants could result in an event of default that, if not cured or waived by the lenders, could result in the acceleration of the Senior Credit Facility and 2¼% Notes. In addition, our failure to pay principal and interest when due is a default under the Senior Credit Facility, and in certain cases, would cause a cross default on the 2¼% Notes.
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
Potential future acquisitions depend, in part, on the availability of financial resources at an acceptable cost of capital. We expect to utilize cash on hand and cash generated by operations, as well as cash available under our Senior Credit Facility, which may involve renegotiation of credit limits to finance any future acquisitions. Other sources of capital could include the issuance of common and/or preferred stock, the placement of debt, or combination of both. We periodically evaluate capital markets and may access such markets when circumstances appear favorable. We believe that sufficient capital resources will be available from one or several of these sources to finance any future acquisitions. However, no assurances can be made that acceptable financing will be available, or that acceptable acquisition candidates will be identified, or that any such acquisitions will be accretive to earnings.
Major factors that could adversely impact our forecasted operating cash and our financial condition are described in the section "Risk Factors" in Item 1A of our Annual Report to the SEC on Form 10-K for the year ended December 31, 2018.
Forward-Looking Statements
Certain information contained in this report should be considered "forward-looking statements" as defined by Section 21E of the Private Securities Litigation Reform Act of 1995. All statements in this report other than historical information may be deemed forward-looking statements. These statements present (without limitation) the expectations, beliefs, plans and objectives of management and future financial performance and assumptions underlying, or judgments concerning, the matters discussed in the statements. The words "believe," "estimate," "anticipate," "project" and "expect," and similar expressions, are intended to identify forward-looking statements. Forward-looking statements involve certain risks, estimates, assumptions and uncertainties, including with respect to future sales and activity levels, cash flows, contract performance, the outcome of litigation and contingencies, environmental remediation and anticipated costs of capital. A variety of factors could cause actual results or outcomes to differ materially from those expected and expressed in our forward-looking statements. Important risk factors that could cause actual results or outcomes to differ from those expressed in the forward-looking statements are described in the section "Risk Factors" in Item 1A of our Annual Report to the SEC on Form 10-K for the year ended December 31, 2018, include the following:

•	reductions, delays or changes in U.S. government spending;

•	cancellation or material modification of one or more significant contracts;

•	cost overruns on the Company's contracts that require the Company to absorb excess costs;

•	failure of the Company's subcontractors or suppliers to perform their contractual obligations;

•	failure to secure contracts;

•	failure to comply with regulations applicable to contracts with the U.S. government;

•	failure to comply with applicable laws, including laws relating to export controls and anti-corruption or bribery laws;

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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes to our disclosures related to certain market risks as reported under Part II, Item 7A, "Quantitative and Qualitative Disclosures About Market Risk," in our Annual Report to the SEC on Form 10-K for the year ended December 31, 2018.
Interest Rate Risk
We are exposed to market risk principally due to changes in interest rates. Debt with interest rate risk includes borrowings under our Senior Credit Facility. Other than pension assets and liabilities, we do not have any significant exposure to interest rate risk related to our investments.
As of March 31, 2019, our debt principal excluding finance lease obligations totaled $641.3 million: $300.0 million, or 47%, was at a fixed rate of 2.25%; and $341.3 million, or 53%, was at a variable rate of 4.50%.

The following table summarizes the estimated fair value and principal amount for outstanding debt obligations excluding finance lease obligations:

	Fair Value		Principal Amount
	March 31, 2019	December 31, 2018	March 31, 2019	December 31, 2018
	(In millions)
Term loan	$341.3	$345.6	$341.3	$345.6
2 1/4% Notes	445.7	441.1	300.0	300.0
	$787.0	$786.7	$641.3	$645.6
The fair value of the 2¼% Notes was determined using broker quotes that are based on open markets for our debt securities (Level 2 securities). The term loan bore interest at variable rates, which adjusted based on market conditions, and its carrying value approximates fair value.
Item 4. Controls and Procedures
Evaluation of disclosure controls and procedures
Based on our management’s evaluation (with the participation of our principal executive officer and principal financial officer), as of the end of the period covered by this report, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in internal control over financial reporting
There were no changes in internal control over financial reporting that occurred during the most recent quarter that have materially affected, or are reasonably likely to materially affect, the effectiveness of our internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
Except as disclosed in Note 8 of the Notes to Unaudited Condensed Consolidated Financial Statements, which is incorporated herein by reference, there have been no significant developments in the pending legal proceedings as previously reported in Part 1, Item 3, Legal Proceedings in our Annual Report on Form 10-K for the year ended December 31, 2018.
Item 1A. Risk Factors
There have been no material changes from our risk factors as previously reported in our Annual Report to the SEC on Form 10-K for the year ended December 31, 2018.
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

101*
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, formatted in XBRL (Extensible Business Reporting Language): (i) Unaudited Condensed Consolidated Statements of Operations, (ii) Unaudited Condensed Consolidated Statements of Comprehensive Income, (iii) Unaudited Condensed Consolidated Balance Sheets, (iv) Unaudited Condensed Consolidated Statement of Stockholders’ Equity, (v) Unaudited Condensed Consolidated Statements of Cash Flows, and (vi) Unaudited Notes to Unaudited Condensed Consolidated Financial Statements.

_______
* Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Aerojet Rocketdyne Holdings, Inc.

Date:	April 30, 2019	By:	/s/ Eileen P. Drake
Eileen P. Drake
Chief Executive Officer and President
(Principal Executive Officer)

Date:	April 30, 2019	By:	/s/ Paul R. Lundstrom
Paul R. Lundstrom
Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	April 30, 2019	By:	/s/ Daniel L. Boehle
Daniel L. Boehle
Vice President and Controller
(Principal Accounting Officer)