Form 10-Q
period 2019-06-30
AEROJET ROCKETDYNE HOLDINGS, INC.
filed 2019-07-31
CIK 40888

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-Q
 (Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended: June 30, 2019
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                      to
Commission File Number 1-01520
  Aerojet Rocketdyne Holdings, Inc.
(Exact name of registrant as specified in its charter)

Delaware	34-0244000
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
222 N. Pacific Coast Highway
Suite 500
El Segundo
California	90245
(Address of principal executive offices)	(Zip Code)
310-252-8100
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, $0.10 par value	AJRD	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
As of July 22, 2019, the Company had 78,676,102 outstanding common shares, including unvested common shares, $0.10 par value.

Aerojet Rocketdyne Holdings, Inc.
Quarterly Report on Form 10-Q
For the Quarterly Period Ended June 30, 2019

Part I — FINANCIAL INFORMATION
Item 1. Financial Statements
Aerojet Rocketdyne Holdings, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
	(In millions, except per share amounts)
Net sales	$485.0	$467.2	$976.7	$959.2
Operating costs and expenses:
Cost of sales (exclusive of items shown separately below)	379.6	369.5	777.2	796.3
Selling, general and administrative expense	16.9	11.1	29.1	17.8
Depreciation and amortization	17.5	17.7	35.0	35.4
Other (income) expense, net	(0.1)	0.9	1.0	2.1
Total operating costs and expenses	413.9	399.2	842.3	851.6
Operating income	71.1	68.0	134.4	107.6
Non-operating (income) expense:
Retirement benefits expense	6.5	14.4	13.0	28.8
Interest income	(4.0)	(2.0)	(8.0)	(3.6)
Interest expense	9.2	8.3	18.2	16.4
Total non-operating expense, net	11.7	20.7	23.2	41.6
Income before income taxes	59.4	47.3	111.2	66.0
Income tax provision	15.3	12.5	28.4	17.2
Net income	$44.1	$34.8	$82.8	$48.8
Earnings per share of common stock
Basic
Basic earnings per share	$0.56	$0.46	$1.05	$0.65
Diluted
Diluted earnings per share	$0.54	$0.45	$1.01	$0.64
Weighted average shares of common stock outstanding, basic	77.1	73.9	77.1	73.8
Weighted average shares of common stock outstanding, diluted	80.7	75.1	80.6	75.0
See Notes to Unaudited Condensed Consolidated Financial Statements.

Aerojet Rocketdyne Holdings, Inc.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
	(In millions)
Net income	$44.1	$34.8	$82.8	$48.8
Other comprehensive income:
Amortization of net actuarial losses and prior service credits, net of income taxes of $2.4 million, $4.2 million, $4.6 million, and $8.4 million	7.0	12.5	14.0	25.0
Comprehensive income	$51.1	$47.3	$96.8	$73.8
See Notes to Unaudited Condensed Consolidated Financial Statements.

Aerojet Rocketdyne Holdings, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

	June 30, 2019	December 31, 2018
	(In millions, except per share amounts)
ASSETS
Current Assets
Cash and cash equivalents	$744.3	$735.3
Restricted cash	5.0	5.0
Accounts receivable, net	127.5	141.2
Contract assets	246.4	235.1
Other current assets, net	118.0	117.7
Total Current Assets	1,241.2	1,234.3
Noncurrent Assets
Right-of-use assets	51.9	—
Property, plant and equipment, net	385.6	399.7
Recoverable environmental remediation costs	242.7	251.1
Deferred income taxes	131.6	116.9
Goodwill	161.4	161.3
Intangible assets	65.0	71.8
Other noncurrent assets, net	269.6	255.0
Total Noncurrent Assets	1,307.8	1,255.8
Total Assets	$2,549.0	$2,490.1
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Current portion of long-term debt	$278.1	$273.1
Accounts payable	81.7	88.7
Reserves for environmental remediation costs	42.1	39.8
Contract liabilities	213.0	272.6
Other current liabilities	196.7	204.1
Total Current Liabilities	811.6	878.3
Noncurrent Liabilities
Long-term debt	363.7	352.3
Reserves for environmental remediation costs	278.1	288.1
Pension benefits	370.3	376.7
Operating lease liabilities	44.1	—
Other noncurrent liabilities	160.2	173.4
Total Noncurrent Liabilities	1,216.4	1,190.5
Total Liabilities	2,028.0	2,068.8
Commitments and contingencies (Note 8)
Stockholders’ Equity
Preferred stock, par value of $1.00; 15.0 million shares authorized; none issued or outstanding	—	—
Common stock, par value of $0.10; 150.0 million shares authorized; 77.1 million shares issued and outstanding as of June 30, 2019; 76.8 million shares issued and outstanding as of December 31, 2018	7.7	7.7
Other capital	564.7	561.8
Treasury stock at cost, 0.8 million shares as of June 30, 2019 and December 31, 2018	(12.7)	(12.7)
Retained earnings	186.7	103.9
Accumulated other comprehensive loss, net of income taxes	(225.4)	(239.4)
Total Stockholders’ Equity	521.0	421.3
Total Liabilities and Stockholders’ Equity	$2,549.0	$2,490.1
See Notes to Unaudited Condensed Consolidated Financial Statements.

Aerojet Rocketdyne Holdings, Inc.
Condensed Consolidated Statement of Stockholders’ Equity
(Unaudited)

	Common Stock				(Accumulated Deficit)	Accumulated Other	Total
	Shares	Amount	Other Capital	Treasury Stock	Retained Earnings	Comprehensive Loss	Stockholders' Equity
	(In millions)
March 31, 2018	73.8	$7.4	$505.8	$(64.5)	$(19.4)	$(260.1)	$169.2
Net income	—	—	—	—	34.8	—	34.8
Amortization of net actuarial losses and prior service credits, net of income taxes	—	—	—	—	—	12.5	12.5
Repurchase of shares for withholding taxes and option costs under employee equity plans	(0.1)	—	(0.5)	—	—	—	(0.5)
Stock-based compensation and shares issued under equity plans	0.2	—	4.1	—	—	—	4.1
June 30, 2018	73.9	$7.4	$509.4	$(64.5)	$15.4	$(247.6)	$220.1

December 31, 2017	73.6	$7.4	$503.1	$(64.5)	$(71.0)	$(272.6)	$102.4
Net income	—	—	—	—	48.8	—	48.8
Amortization of net actuarial losses and prior service credits, net of income taxes	—	—	—	—	—	25.0	25.0
Cumulative effect of change in accounting guidance	—	—	—	—	37.6	—	37.6
Repurchase of shares for withholding taxes and option costs under employee equity plans	(0.1)	—	(2.1)	—	—	—	(2.1)
Stock-based compensation and shares issued under equity plans	0.4	—	8.4	—	—	—	8.4
June 30, 2018	73.9	$7.4	$509.4	$(64.5)	$15.4	$(247.6)	$220.1

March 31, 2019	77.1	$7.7	$561.0	$(12.7)	$142.6	$(232.4)	$466.2
Net income	—	—	—	—	44.1	—	44.1
Amortization of net actuarial losses and prior service credits, net of income taxes	—	—	—	—	—	7.0	7.0
Repurchase of shares for withholding taxes and option costs under employee equity plans	—	—	(0.5)	—	—	—	(0.5)
Stock-based compensation and shares issued under equity plans	—	—	4.2	—	—	—	4.2
June 30, 2019	77.1	$7.7	$564.7	$(12.7)	$186.7	$(225.4)	$521.0

December 31, 2018	76.8	$7.7	$561.8	$(12.7)	$103.9	$(239.4)	$421.3
Net income	—	—	—	—	82.8	—	82.8
Amortization of net actuarial losses and prior service credits, net of income taxes	—	—	—	—	—	14.0	14.0
Repurchase of shares for withholding taxes and option costs under employee equity plans	(0.3)	—	(6.7)	—	—	—	(6.7)
Stock-based compensation and shares issued under equity plans	0.6	—	9.6	—	—	—	9.6
June 30, 2019	77.1	$7.7	$564.7	$(12.7)	$186.7	$(225.4)	$521.0
See Notes to Unaudited Condensed Consolidated Financial Statements.

Aerojet Rocketdyne Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six months ended June 30,
	2019	2018
	(In millions)
Operating Activities
Net income	$82.8	$48.8
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	35.0	35.4
Amortization of debt discount and deferred financing costs	4.6	4.4
Stock-based compensation	15.5	6.7
Retirement benefits, net	10.8	6.7
Other, net	0.4	(2.0)
Changes in assets and liabilities, net of effects from acquisition in 2019:
Accounts receivable, net	13.8	(40.7)
Contract assets	(11.3)	(7.5)
Other current assets, net	(0.1)	16.3
Recoverable environmental remediation costs	8.4	5.3
Other noncurrent assets, net	(15.6)	(1.5)
Accounts payable	(10.8)	(9.7)
Contract liabilities	(59.6)	(58.1)
Other current liabilities	(27.6)	21.8
Deferred income taxes	(19.3)	2.3
Reserves for environmental remediation costs	(7.7)	(7.7)
Other noncurrent liabilities and other	11.9	4.0
Net Cash Provided by Operating Activities	31.2	24.5
Investing Activities
Purchases of marketable securities	—	(44.7)
Sales of marketable securities	—	20.1
Insurance proceeds	—	1.9
Capital expenditures	(6.9)	(12.2)
Net Cash Used in Investing Activities	(6.9)	(34.9)
Financing Activities
Debt repayments	(10.8)	(10.3)
Repurchase of shares for withholding taxes and option costs under employee equity plans	(6.7)	(2.1)
Proceeds from shares issued under equity plans	2.2	2.5
Net Cash Used in Financing Activities	(15.3)	(9.9)
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	9.0	(20.3)
Cash, Cash Equivalents and Restricted Cash at Beginning of Year	740.3	535.0
Cash, Cash Equivalents and Restricted Cash at End of Year	$749.3	$514.7
Supplemental disclosures of cash flow information
Cash paid for interest	$13.7	$11.9
Cash paid for income taxes	33.9	15.2
Cash refund for income taxes	1.0	4.6
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
Recently Adopted Accounting Pronouncements
In February 2016, the Financial Accounting Standards Board ("FASB") issued guidance requiring lessees to recognize a right-of-use ("ROU") asset and a lease liability on the balance sheet for all leases with the exception of short-term leases. For lessees, leases will continue to be classified as either operating or finance leases in the income statement. The new standard allows for application of the standard on the adoption date without restatement of prior comparative periods presented or a modified retrospective transition method which requires application of the new guidance at the beginning of the earliest comparative period presented. The Company adopted this new standard as of January 1, 2019, without restating prior comparative periods, and elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things, did not require reassessment of lease classification. The Company recorded a ROU asset and lease liability for operating leases at adoption of $51.7 million and $56.3 million, respectively (see Note 13). The difference between the ROU asset and lease liability for operating leases was primarily due to previously recorded deferred rents relating to periods prior to January 1, 2019. The Company’s accounting for finance leases remains substantially unchanged. The standard had no impact on the Company's results of operations or cash flows.
In February 2018, the FASB issued guidance that permits the reclassification of the income tax effects of the Tax Cuts and Jobs Act ("Tax Act") on items within accumulated other comprehensive loss to retained earnings. The guidance refers to these amounts as "stranded tax effects." The Company has elected to retain the income tax effects of the Tax Act as a component of accumulated other comprehensive loss. Given this election, the adoption of this guidance did not have a material impact on the Company's financial position, results of operations, or cash flows.
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

Note 2. Earnings Per Share ("EPS") of Common Stock
The following table reconciles the numerator and denominator used to calculate basic and diluted EPS of common stock:

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
	(In millions, except per share amounts)
Numerator:
Net income	$44.1	$34.8	$82.8	$48.8
Income allocated to participating securities	(0.9)	(0.8)	(1.6)	(1.0)
Net income for basic and diluted EPS	$43.2	$34.0	$81.2	$47.8
Denominator:
Basic weighted average shares	77.1	73.9	77.1	73.8
Effect of:
2.25% Convertible Senior Notes ("2 1/4% Notes")	3.5	1.1	3.4	1.1
Employee stock options and stock purchase plan	0.1	0.1	0.1	0.1
Diluted weighted average shares	80.7	75.1	80.6	75.0
Basic
Basic EPS	$0.56	$0.46	$1.05	$0.65
Diluted
Diluted EPS	$0.54	$0.45	$1.01	$0.64

The following table sets forth the potentially dilutive securities excluded from the computation because their effect would have been anti-dilutive:

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
	(In millions)
Unvested restricted shares	1.5	1.7	1.5	1.6
Total potentially dilutive securities	1.5	1.7	1.5	1.6

Note 3. Revenue Recognition
In the Company’s Aerospace and Defense segment, the majority of revenue is earned from long-term contracts to design, develop, and manufacture aerospace and defense products, and provide related services, for the Company’s customers, including the U.S. government, and major aerospace and defense prime contractors.
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

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
	(In millions, except per share amounts)
Net favorable effect of the changes in contract estimates on net sales	$25.8	$26.2	$38.8	$18.8
Net favorable effect of the changes in contract estimates on income before income taxes	25.6	22.0	39.0	14.1
Net favorable effect of the changes in contract estimates on net income	19.0	16.3	28.7	10.4
Net favorable effect of the changes in contract estimates on basic EPS	0.24	0.22	0.37	0.14
Net favorable effect of the changes in contract estimates on diluted EPS	0.23	0.21	0.35	0.14

The three and six months ended June 30, 2019, favorable changes in contract estimates were primarily driven by improved performance and risk retirements on the Terminal High Altitude Area Defense ("THAAD"), Patriot Advanced Capability-3 ("PAC-3"), AJ-60, and RL-10 programs. The three and six months ended June 30, 2018, net favorable changes in contract estimates on income before income taxes were primarily driven by improved performance and risk retirements on the THAAD, RS-68, RL-10, and RS-25 programs and better than expected overhead rate performance, partially offset by performance issues on the Commercial Crew Development program.
In the Company’s Aerospace and Defense segment, the timing of revenue recognition, customer invoicing, and collections produces accounts receivable, contract assets, and contract liabilities in the unaudited condensed consolidated balance sheets. The following table summarizes contract assets and liabilities:

	June 30, 2019	December 31, 2018
	(In millions)
Contract assets	$287.8	$278.0
Reserve for overhead rate disallowance	(41.4)	(42.9)
Contract assets, net of reserve	246.4	235.1
Contract liabilities	213.0	272.6
Net contract assets (liabilities), net of reserve	$33.4	$(37.5)

Net contract assets (liabilities) increased by $70.9 million, primarily due to a decrease in cash advances on long-term contracts as of June 30, 2019. During the three and six months ended June 30, 2019, the Company recognized sales of $66.8 million and $205.9 million that were included in the Company's contract liabilities as of January 1, 2019.
As of June 30, 2019, the Company’s total remaining performance obligations, also referred to as backlog, totaled $4.6 billion. The Company expects to recognize approximately 42%, or $2.0 billion, of the remaining performance obligations as sales over the next twelve months, an additional 25% the following twelve months, and 33% thereafter.
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

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Fixed-price	59%	62%	61%	62%
Cost-reimbursable	41	38	39	38
The following table summarizes the percentages of net sales by principal end user:

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
U.S. government	94%	93%	94%	93%
Non U.S. government customers	6	7	6	7

The Company's Real Estate segment represented less than 1% of the Company's net sales for the three and six months ended June 30, 2019 and 2018.

Note 4. Stock-Based Compensation
The following table summarizes stock-based compensation expense by type of award:

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
	(In millions)
Stock Appreciation Rights ("SARs")	$5.9	$1.4	$7.6	$0.5
Stock options	0.1	—	0.1	0.1
Restricted stock, service based	1.5	1.2	2.7	2.2
Restricted stock, performance based	2.5	2.5	4.7	3.6
Employee stock purchase plan	0.2	0.1	0.4	0.3
Total stock-based compensation expense	$10.2	$5.2	$15.5	$6.7

Stock-based compensation in the three and six months ended June 30, 2019, includes a significant increase in the fair value of the SARs primarily as a result of an increase in the market price of the Company's common stock as reported on the New York Stock Exchange.
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

		Fair value measurement as of June 30, 2019
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
	(In millions)
Money market funds	$342.9	$342.9	$—	$—
Registered investment companies	4.4	4.4	—	—
Commercial paper	99.9	—	99.9	—
Total	$447.2	$347.3	$99.9	$—

		Fair value measurement as of December 31, 2018
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
	(In millions)
Money market funds	$186.3	$186.3	$—	$—
Commercial paper	154.7	—	154.7	—
Total	$341.0	$186.3	$154.7	$—

As of June 30, 2019 and December 31, 2018, the total estimated fair value for commercial paper was classified as cash and cash equivalents as the remaining maturity at date of purchase was less than three months.
The carrying amounts of certain of the Company’s financial instruments, including cash and cash equivalents, restricted cash, accounts receivable, accounts payable, accrued compensation, and other accrued liabilities, approximate fair value because of their short maturities.

The following table summarizes the estimated fair value and principal amount for outstanding debt obligations excluding finance lease obligations:

	Fair Value		Principal Amount
	June 30, 2019	December 31, 2018	June 30, 2019	December 31, 2018
	(In millions)
Term loan	$336.9	$345.6	$336.9	$345.6
2 1/4% Notes	535.3	441.1	300.0	300.0
	$872.2	$786.7	$636.9	$645.6

The fair value of the 2¼% Notes was determined using broker quotes that are based on open markets for the Company’s debt securities (Level 2 securities). The term loan bore interest at variable rates, which adjusted based on market conditions, and its carrying value approximates fair value.
b. Accounts Receivable, net

	June 30, 2019	December 31, 2018
	(In millions)
Billed receivables under long-term contracts	$135.8	$147.3
Reserve on billed trade receivables	(8.5)	(6.6)
Other trade receivables	0.2	0.5
Accounts receivable, net	$127.5	$141.2

c. Other Current Assets, net

	June 30, 2019	December 31, 2018
	(In millions)
Deferred costs recoverable from the U.S. government	$49.8	$52.6
Inventories	21.7	14.9
Prepaid expenses	13.5	14.4
Other	33.0	35.8
Other current assets, net	$118.0	$117.7

d. Property, Plant and Equipment, net

	June 30, 2019	December 31, 2018
	(In millions)
Land	$71.2	$71.2
Buildings and improvements	432.9	408.6
Machinery and equipment, including capitalized software	496.9	499.5
Construction-in-progress	34.1	63.1
	1,035.1	1,042.4
Less: accumulated depreciation	(649.5)	(642.7)
Property, plant and equipment, net	$385.6	$399.7

e. Other Noncurrent Assets, net

	June 30, 2019	December 31, 2018
	(In millions)
Real estate held for entitlement and leasing	$98.2	$96.3
Deferred costs recoverable from the U.S. government	65.7	56.4
Receivable from Northrop Grumman Corporation ("Northrop") for environmental remediation costs	49.5	52.5
Other	56.2	49.8
Other noncurrent assets, net	$269.6	$255.0

f. Other Current Liabilities

	June 30, 2019	December 31, 2018
	(In millions)
Accrued compensation and employee benefits	$110.1	$116.4
Income taxes payable	30.6	19.8
Other	56.0	67.9
Other current liabilities	$196.7	$204.1

Note 6. Income Taxes

	Six months ended June 30,
	2019	2018
	(In millions)
Income tax provision	$28.4	$17.2

In the six months ended June 30, 2019, the income tax provision was $28.4 million for an effective tax rate of 25.5%. The Company’s effective tax rate differed from the 21% statutory federal income tax rate primarily due to state income taxes and certain expenditures which are permanently not deductible for tax purposes, partially offset by the impact of Research and Development ("R&D") credits.
In the six months ended June 30, 2018, the income tax provision was $17.2 million for an effective tax rate of 26.1%. The Company’s effective tax rate differed from the 21% statutory federal income tax rate primarily due to state income taxes and certain expenditures which are permanently not deductible for tax purposes, partially offset by the impact of R&D credits.
A valuation allowance is required when it is more-likely-than-not that all or a portion of deferred tax assets may not be realized. Assessing the need for a valuation allowance requires management to evaluate, on a quarterly basis, all available evidence, both positive and negative. As of June 30, 2019, the Company continues to believe that the weight of the positive evidence outweighed the negative evidence regarding the realization of its net deferred tax assets.
Note 7. Long-term Debt

	June 30, 2019	December 31, 2018
	(In millions)
Term loan, bearing interest at variable rates (rate of 4.15% as of June 30, 2019), maturing in September 2023	$336.9	$345.6
Unamortized deferred financing costs	(2.0)	(2.3)
Total senior debt	334.9	343.3
Convertible senior notes, bearing interest at 2.25% per annum, interest payments due in June and December, maturing in December 2023	300.0	300.0
Unamortized discount and deferred financing costs	(41.1)	(45.1)
Total convertible senior notes	258.9	254.9
Finance leases (see Note 13)	48.0	27.2
Total other debt	48.0	27.2
Total debt, net of unamortized discount and deferred financing costs	641.8	625.4
Less: Amounts due within one year	(278.1)	(273.1)
Total long-term debt, net of unamortized discount and deferred financing costs	$363.7	$352.3

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
As of June 30, 2019, the Company had zero borrowings under the Revolver and issued $29.6 million letters of credit.
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
The Term Loan amortizes at a rate of 5.0% per annum of the original drawn amount, increasing to 7.5% per annum on December 31, 2020, and increasing to 10.0% per annum from December 31, 2022, to be paid in equal quarterly installments with any remaining amounts, along with outstanding borrowings under the Revolver, due on the maturity date. Outstanding borrowings under the Revolver and the Term Loan may be voluntarily repaid at any time, in whole or in part, without premium or penalty.
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
The Company was in compliance with its financial and non-financial covenants under the Senior Credit Facility as of June 30, 2019.
2¼% Convertible Senior Notes
The Company issued $300.0 million aggregate principal amount of 2¼% Notes in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended.
Holders may convert their 2¼% Notes at their option from July 1, 2019, through September 30, 2019, because the Company's closing stock price exceeded $33.80 for at least 20 days in the 30 day period prior to June 30, 2019. The Company has a stated intention to cash settle the principal amount of the 2¼% Notes with the conversion premium to be settled in common shares. Accordingly, the net balance of the 2¼% Notes of $258.9 million is classified as a current liability as of June 30, 2019. The classification of the 2¼% Notes as current or noncurrent on the balance sheet is evaluated at each reporting date and may change depending on whether the sale price contingency (discussed below) has been met.
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
The following table summarizes the 2¼% Notes information (in millions, except years, percentages, conversion rate, and conversion price):

	June 30, 2019	December 31, 2018
Carrying value	$258.9	$254.9
Unamortized discount and deferred financing costs	41.1	45.1
Principal amount	$300.0	$300.0
Carrying amount of equity component, net of equity issuance costs	$54.5	$54.5
Remaining amortization period (years)	4.50	5.0
Effective interest rate	5.8%	5.8%
Conversion rate (shares of common stock per $1,000 principal amount)	38.4615	38.4615
Conversion price (per share of common stock)	$26.00	$26.00

Based on the Company's closing stock price of $44.77 on June 30, 2019, the if-converted value of the 2¼% Notes exceeded the aggregate principal amount of the 2¼% Notes by $216.6 million.

The following table presents the interest expense components for the 2¼% Notes:

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
	(In millions)
Interest expense-contractual interest	$1.7	$1.7	$3.4	$3.4
Interest expense-amortization of debt discount	1.9	1.8	3.7	3.5
Interest expense-amortization of deferred financing costs	0.1	0.2	0.3	0.3

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
Asbestos Litigation
The Company has been, and continues to be, named as a defendant in lawsuits alleging personal injury or death and seeking various monetary damages due to exposure to asbestos in building materials, products, or in manufacturing operations. The majority of cases are pending in Illinois state courts. There were 61 asbestos cases pending as of June 30, 2019.
Given the lack of any significant consistency to claims (i.e., as to product, operational site, or other relevant assertions) filed against the Company, the Company is generally unable to make a reasonable estimate of the future costs of pending claims or unasserted claims. As of June 30, 2019, the Company has accrued an immaterial amount related to pending claims.
United States ex. rel. Markus vs. Aerojet Rocketdyne Holdings
In the case captioned United States ex. rel. Markus vs. Aerojet Rocketdyne Holdings, Inc. et al., Case No. 2:15-CV-02245- WBS-AC, the Department of Justice completed its review of the case and declined to intervene in June 2018. The case was originally filed under seal in the U.S. District Court, Eastern District of California in September 2017 and alleged causes of action against the Company based on false claims, retaliation, and wrongful termination of employment seeking injunctive relief, civil penalties, and compensatory and punitive damages. In February 2019, the Company filed a Motion to Dismiss the False Claims Act ("FCA") counts of the complaint and a Motion to Compel Arbitration on the employment based claims. In May 2019, the court dismissed one count of the FCA claim, denied the motion to dismiss the remaining FCA counts, and moved the employment based claims to arbitration. The Company continues to vigorously contest the complaint’s allegations and has not recorded any liability for this matter as of June 30, 2019.
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
As of June 30, 2019, the aggregate range of these anticipated environmental costs was $320.2 million to $455.8 million and the accrued amount was $320.2 million. See Note 8(c) for a summary of the environmental reserve activity. Of these accrued liabilities, approximately 99% relates to the Company’s U.S. government contracting business, and a portion of this liability is recoverable. The significant environmental sites are discussed below. The balance of the accrued liabilities, which are not recoverable from the U.S. government, relate to other sites for which the Company’s obligations are probable and estimable.
Sacramento, California Site
In 1989, a federal district court in California approved a Partial Consent Decree ("PCD") requiring Aerojet Rocketdyne, among other things, to conduct a Remedial Investigation and Feasibility Study to determine the nature and extent of impacts due to the release of chemicals from the Sacramento, California site, monitor the American River and offsite public water supply wells, operate Groundwater Extraction and Treatment facilities that collect groundwater at the site perimeter, and pay certain government oversight costs. The primary chemicals of concern for both on-site and off-site groundwater are trichloroethylene, perchlorate, and n-nitrosodimethylamine. A 2002 PCD revision (a) separated the Sacramento site into multiple operable units to allow quicker implementation of remedies for critical areas; (b) required the Company to guarantee up to $75 million (in addition to a prior $20 million guarantee) to assure that Aerojet Rocketdyne’s Sacramento remediation activities are fully funded; and (c) removed approximately 2,600 acres of non-contaminated land from the EPA superfund designation.
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
As of June 30, 2019, the estimated range of anticipated costs discussed above for the Sacramento, California site was $207.8 million to $313.9 million and the accrued amount was $207.8 million included as a component of the Company’s environmental reserves. Expenditures associated with this matter are partially recoverable. See Note 8(c) below for further discussion on recoverability.
Baldwin Park Operable Unit ("BPOU")
As a result of its former Azusa, California operations, in 1994, Aerojet Rocketdyne was named a PRP by the EPA in the area of the San Gabriel Valley Basin superfund site known as the BPOU. In 2002, Aerojet Rocketdyne, along with seven other PRPs (the "Cooperating Respondents") signed a project agreement with the San Gabriel Basin Water Quality Authority, the Main San Gabriel Basin Watermaster, and five water companies. The 2002 project agreement terminated in 2017 and the parties executed a project agreement which became operational on May 9, 2017. The agreement has a ten-year term and requires the Cooperating Respondents to fund through an escrow account the ongoing operation, maintenance, and administrative costs of certain treatment and water distribution facilities owned and operated by the water companies. There are also provisions in the project agreement for maintaining financial assurance.
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
As of June 30, 2019, the estimated range of anticipated costs was $96.8 million to $114.9 million and the accrued amount was $96.8 million included as a component of the Company’s environmental reserves. Expenditures associated with this matter are partially recoverable. See Note 8(c) below for further discussion on recoverability.
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
The following table summarizes the Company’s environmental reserve activity:

	Aerojet Rocketdyne- Sacramento	Aerojet Rocketdyne- BPOU	Other Aerojet Rocketdyne Sites	Total Aerojet Rocketdyne	Other	Total Environmental Reserve
	(In millions)
December 31, 2018	$207.4	$103.8	$12.4	$323.6	$4.3	$327.9
Additions/Adjustments	6.5	(0.8)	(0.4)	5.3	—	5.3
Expenditures	(6.1)	(6.2)	(0.5)	(12.8)	(0.2)	(13.0)
June 30, 2019	$207.8	$96.8	$11.5	$316.1	$4.1	$320.2

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

Total reimbursable costs under the Northrop Agreement	$189.7
Amount reimbursed to the Company through June 30, 2019	(134.2)
Receivable from Northrop included in the unaudited balance sheet at June 30, 2019	$55.5

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

Environmental reserves and estimated recoveries impact to unaudited condensed consolidated statements of operations
The following table summarizes the financial information for the impact of environmental reserves and recoveries to the unaudited condensed consolidated statements of operations:

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
	(In millions)
Expense to unaudited condensed consolidated statements of operations	$0.4	$1.4	$0.7	$2.8

d. Arrangements with Off-Balance Sheet Risk
As of June 30, 2019, arrangements with off-balance sheet risk consisted of:

•	$29.6 million in outstanding commercial letters of credit, the majority of which may be renewed, primarily to collateralize obligations for environmental remediation and insurance coverage.

•	$53.2 million in outstanding surety bonds to primarily satisfy indemnification obligations for environmental remediation coverage.

•	$120.0 million aggregate in guarantees by the Company of Aerojet Rocketdyne’s obligations to U.S. government agencies for environmental remediation activities.

•	Guarantees, jointly and severally, by the Company’s material domestic subsidiaries of their obligations under the Senior Credit Facility.
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
Note 9. Cost Reduction Plans
During 2015, the Company initiated the first phase ("Phase I") of the competitive improvement program (the "CIP") comprised of activities and initiatives aimed at reducing costs in order for the Company to continue to compete successfully. Phase I is comprised of three major components: (i) facilities optimization and footprint reduction; (ii) product affordability; and (iii) reduced administrative and overhead costs. In 2017, the Board of Directors approved the second phase ("Phase II") of the Company’s previously announced CIP. Pursuant to Phase II, the Company expanded its CIP and further consolidated its Sacramento, California, and Gainesville, Virginia sites, while centralizing and expanding its existing presence in Huntsville, Alabama. The Company currently estimates that it will incur restructuring and related costs of the Phase I and II programs of approximately $210.0 million (including approximately $60.5 million of capital expenditures). The Company has incurred $150.1 million of such costs through June 30, 2019, including $50.3 million in capital expenditures. The following table summarizes the Company's severance and retention liabilities related to Phase I and II activity:

	Severance	Retention	Total
	(In millions)
December 31, 2018	$18.1	$5.1	$23.2
Accrual	—	3.1	3.1
Payments	(7.5)	(2.8)	(10.3)
June 30, 2019	$10.6	$5.4	$16.0

The costs associated with Phase I and II are included as a component of the Company’s U.S. government forward-pricing rates, and therefore, are recovered through the pricing of the Company’s products and services to the U.S. government. In addition to the employee-related CIP obligations, the Company incurred non-cash accelerated depreciation expense of $0.4 million and $0.7 million in the six months ended June 30, 2019 and 2018, respectively, associated with changes in the estimated useful lives of long-lived assets.
Note 10. Retirement Benefits
The following tables present the components of retirement benefits expense (income):

	Pension Benefits		Postretirement Medical and Life Insurance Benefits
	Three months ended June 30,
	2019	2018	2019	2018
	(In millions)
Interest cost on benefit obligation	$13.1	$12.5	$0.3	$0.3
Expected return on assets	(16.2)	(15.1)	—	—
Amortization of prior service costs	0.1	0.1	—	—
Amortization of net losses (gains)	10.2	17.6	(1.0)	(1.0)
Retirement benefits expense (income)	$7.2	$15.1	$(0.7)	$(0.7)

	Pension Benefits		Postretirement Medical and Life Insurance Benefits
	Six months ended June 30,
	2019	2018	2019	2018
	(In millions)
Interest cost on benefit obligation	$26.3	$24.9	$0.6	$0.6
Expected return on assets	(32.4)	(30.1)	—	—
Amortization of prior service costs	0.1	0.1	(0.1)	(0.1)
Amortization of net losses (gains)	20.4	35.3	(1.9)	(1.9)
Retirement benefits expense (income)	$14.4	$30.2	$(1.4)	$(1.4)

Note 11. Operating Segments and Related Disclosures
The Company’s operations are organized into two operating segments based on different products and customer bases: Aerospace and Defense, and Real Estate.
The following table presents selected financial information for each reportable segment:

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
	(In millions)
Net Sales:
Aerospace and Defense	$483.1	$465.6	$973.1	$956.0
Real Estate	1.9	1.6	3.6	3.2
Total Net Sales	$485.0	$467.2	$976.7	$959.2
Segment Performance:
Aerospace and Defense	$77.1	$69.5	$142.0	$106.1
Environmental remediation provision adjustments	(0.4)	(1.0)	(0.7)	(2.3)
GAAP/Cost Accounting Standards retirement benefits expense difference	5.5	(1.2)	10.9	(2.2)
Unusual items	—	—	(0.3)	—
Aerospace and Defense Total	82.2	67.3	151.9	101.6
Real Estate	0.6	0.6	1.1	1.2
Total Segment Performance	$82.8	$67.9	$153.0	$102.8
Reconciliation of segment performance to income before income taxes:
Segment performance	$82.8	$67.9	$153.0	$102.8
Interest expense	(9.2)	(8.3)	(18.2)	(16.4)
Interest income	4.0	2.0	8.0	3.6
Stock-based compensation	(10.2)	(5.2)	(15.5)	(6.7)
Corporate retirement benefits	(1.8)	(3.3)	(3.6)	(6.6)
Corporate and other	(6.2)	(5.8)	(12.5)	(10.7)
Income before income taxes	$59.4	$47.3	$111.2	$66.0

The following table summarizes customers that represented more than 10% of net sales, each of which involves sales of several product lines and programs:

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Lockheed Martin Corporation	30%	29%	30%	29%
NASA	22	19	21	18
Raytheon Company	20	15	19	18
United Launch Alliance	10	19	11	19

Note 12. Unusual Items
The following table presents total unusual items, comprised of a component of other (income) expense, net in the unaudited condensed consolidated statements of operations:

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
	(In millions)
Unusual items
Acquisition costs	$—	$—	$0.3	$—
	$—	$—	$0.3	$—

On March 29, 2019, the Company acquired certain assets of 3D Material Technologies ("3DMT") from ARC Group Worldwide, Inc. 3DMT is a provider of additive manufacturing (3-D printing) services to the aerospace, defense and industrial markets. The net assets acquired of $1.1 million are immaterial to the Company’s unaudited condensed consolidated financial statements. The purchase price allocation was developed based on estimates of the fair value of the assets and liabilities. The purchase price allocation resulted in the recognition of $0.1 million in goodwill.

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
The following table summarizes the Company's lease costs:

	Three months ended June 30, 2019	Six months ended June 30, 2019
	(In millions)
Operating lease cost	$3.7	$6.9
Finance lease cost:
Amortization	0.9	1.4
Interest on lease liabilities	0.7	1.4
Short-term lease cost	0.5	1.4
Total lease costs	$5.8	$11.1
The following table summarizes the supplemental cash flow information related to leases:

Six months ended June 30, 2019
(In millions)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$7.0
Operating cash flows from finance leases	1.4
Financing cash flows from finance leases	2.1
Assets obtained in exchange for lease obligations:
Operating leases	5.4
Finance leases	22.9

The following table summarizes the supplemental balance sheet information related to leases:

June 30, 2019
(In millions)
Operating leases:
Operating lease right-of-use assets	$51.9
Operating lease liabilities (component of other current liabilities)	$11.8
Operating lease liabilities, noncurrent	44.1
$55.9

Finance leases:
Property, plant and equipment	$52.1
Accumulated depreciation	(3.1)
Property, plant and equipment, net	$49.0
Current portion of long-term debt	$1.9
Long-term debt	46.1
Total finance lease liability	$48.0

Weighted-average remaining lease term (in years):
Operating leases	6
Finance leases	18
Weighted-average discount rate:
Operating leases	4.7%
Finance leases	5.2%

The Company has additional real estate and information technology equipment operating leases that have not yet commenced amounting to $83.3 million. These operating leases will commence between 2019 and 2022 with lease terms of up to twelve years.
The following table presents the maturities of lease liabilities:

Year Ending December 31,	Operating Leases	Finance Leases
	(In millions)
2019 (excluding the six months ended June 30, 2019)	$7.3	$2.4
2020	13.5	4.5
2021	12.7	4.6
2022	10.7	4.1
2023	5.5	3.7
Thereafter	15.5	61.2
Total minimum rentals	65.2	80.5
Less: imputed interest	(9.3)	(32.5)
Total	$55.9	$48.0

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
A summary of the significant financial highlights for the three months ended June 30, 2019, which management uses to evaluate our operating performance and financial condition, is presented below.

•	Net sales for the three months ended June 30, 2019, totaled $485.0 million compared with $467.2 million for the three months ended June 30, 2018.

•
Net income for the three months ended June 30, 2019, was $44.1 million, or $0.54 diluted earnings per share ("EPS"), compared with net income of $34.8 million, or $0.45 diluted EPS, for the three months ended June 30, 2018.

•
Adjusted Net Income (Non-GAAP measure*) for the three months ended June 30, 2019, was $41.4 million or $0.50 Adjusted EPS (Non-GAAP measure*), compared with Adjusted Net Income of $38.1 million, or $0.50 Adjusted EPS, for the three months ended June 30, 2018.

•	Adjusted EBITDAP (Non-GAAP measure*) for the three months ended June 30, 2019, was $78.4 million compared with $75.8 million for the three months ended June 30, 2018.

•
Segment performance before environmental remediation provision adjustments, retirement benefits, net, and unusual items (Non-GAAP measure*) was $77.7 million for the three months ended June 30, 2019, compared with $70.1 million for the three months ended June 30, 2018.

•
Cash provided by operating activities for the three months ended June 30, 2019, totaled $48.9 million compared with $119.9 million of cash provided by operating activities for the three months ended June 30, 2018.

•	Free cash flow (Non-GAAP measure*) for the three months ended June 30, 2019, totaled $43.5 million compared with $111.8 million for the three months ended June 30, 2018.

•	Total backlog as of June 30, 2019, was $4.6 billion compared with $4.1 billion as of December 31, 2018.
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
The following table summarizes net sales to the U.S. government and its agencies, including net sales to significant customers disclosed below:

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
U.S. government	94%	93%	94%	93%
Non U.S. government customers	6	7	6	7
The following table summarizes the percentages of net sales for significant programs, all of which are included in the U.S. government sales and are comprised of multiple contracts:

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
RS-25	17%	15%	16%	14%
Standard Missile	15	11	14	14
Terminal High Altitude Area Defense ("THAAD")	11	12	11	11
The following table summarizes customers that represented more than 10% of net sales, each of which involves sales of several product lines and programs:

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Lockheed Martin Corporation	30%	29%	30%	29%
NASA	22	19	21	18
Raytheon Company	20	15	19	18
United Launch Alliance	10	19	11	19
Industry Update
We rely on U.S. government spending on aerospace and defense products and systems, and our backlog depends, in large part, on continued funding by the U.S. government for the programs in which we are involved. Information concerning our industry appears in Part 1, Item 1, Business under the caption "Industry Overview" in our Annual Report on Form 10-K for the year ended December 31, 2018.
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
We currently estimate that we will incur restructuring and related costs of the Phase I and II programs of approximately $210.0 million (including approximately $60.5 million of capital expenditures). We have incurred $150.1 million of such costs through June 30, 2019, including $50.3 million in capital expenditures.
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
The following table summarizes our recoverable amounts, environmental reserves, and range of liability, as of June 30, 2019:

	Recoverable Amounts (1)	Environmental Reserves	Estimated Range of Liability
	(In millions)
Sacramento	$182.8	$207.8	$207.8 - $313.9
Baldwin Park Operable Unit	85.2	96.8	96.8 - 114.9
Other Aerojet Rocketdyne sites	10.3	11.5	11.5 - 21.2
Other sites	0.7	4.1	4.1 - 5.8
Total	$279.0	$320.2	$320.2 - $455.8
_____

(1)
Excludes the receivable from Northrop Grumman Corporation ("Northrop") of $55.5 million as of June 30, 2019, related to environmental costs already paid (and therefore not reserved) by us in prior years and reimbursable under our agreement with Northrop.

Environmental remediation costs are primarily incurred by our Aerospace and Defense segment, and certain of these costs are recoverable from our contracts with the U.S. government. We currently estimate approximately 12% of our future Aerospace and Defense segment environmental remediation costs will not likely be reimbursable and are expensed.
Capital Structure
We have a substantial amount of debt for which we are required to make interest and principal payments. Interest on long-term financing is not a recoverable cost under our U.S. government contracts. As of June 30, 2019, we had $641.8 million of debt outstanding.
Retirement Benefits
During 2019, we expect to use $38.4 million of prepayment credits to fund our tax-qualified defined benefit pension plan. We generally are able to recover contributions related to our tax-qualified defined benefit pension plan as allowable costs on our U.S. government contracts, but there are differences between when we contribute to our tax-qualified defined benefit pension plan under pension funding rules and when it is recoverable under Cost Accounting Standards ("CAS").
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
Results of Operations
Net Sales:

	Three months ended June 30,			Six months ended June 30,
	2019	2018	Change*	2019	2018	Change**
	(In millions)
Net sales	$485.0	$467.2	$17.8	$976.7	$959.2	$17.5
* Primary reason for change. The increase in net sales was primarily due to an increase of $39.4 million in defense programs primarily driven by the Standard Missile program partially offset by a decrease of $21.9 million in space programs primarily driven by the RS-68 program and the winding down of the AJ-60 solid rocket motor.
** Primary reason for change. The increase in net sales was primarily due to an increase of $48.0 million in defense programs primarily driven by the Patriot Advanced Capability-3 ("PAC-3") and Guidance Enhanced Missile ("GEM-T") programs partially offset by a decrease of $30.9 million in space programs primarily driven by the RS-68 program and the winding down of the AJ-60 solid rocket motor.

Cost of Sales (exclusive of items shown separately below):

	Three months ended June 30,			Six months ended June 30,
	2019	2018	Change*	2019	2018	Change**
	(In millions, except percentage amounts)
Cost of sales (exclusive of items shown separately below)	$379.6	$369.5	$10.1	$777.2	$796.3	$(19.1)
Percentage of net sales	78.3%	79.1%		79.6%	83.0%
* Primary reason for change. The improvement in cost of sales as a percentage of net sales was primarily driven by increased volume and improved performance on the Standard Missile and PAC-3 programs partially offset by the RS-68 program.
** Primary reason for change. The improvement in cost of sales as a percentage of net sales was primarily driven by performance issues on the Commercial Crew Development program in 2018.
Selling, General and Administrative Expense ("SG&A"):

	Three months ended June 30,			Six months ended June 30,
	2019	2018	Change*	2019	2018	Change*
	(In millions, except percentage amounts)
Components of SG&A:
SG&A excluding stock-based compensation	$6.7	$5.9	$0.8	$13.6	$11.1	$2.5
Stock-based compensation	10.2	5.2	5.0	15.5	6.7	8.8
SG&A	$16.9	$11.1	$5.8	$29.1	$17.8	$11.3
Percentage of net sales	3.5%	2.4%		3.0%	1.9%
Percentage of net sales excluding stock-based compensation	1.4%	1.3%		1.4%	1.2%
* Primary reason for change. The increase in SG&A expense was primarily driven by stock-based compensation as a result of increases in the fair value of the stock appreciation rights in the current period and improved performance on various operations and earnings targets.
Depreciation and Amortization:

	Three months ended June 30,			Six months ended June 30,
	2019	2018	Change*	2019	2018	Change*
	(In millions)
Components of depreciation and amortization:
Depreciation	$13.4	$13.5	$(0.1)	$26.9	$27.2	$(0.3)
Amortization	3.4	3.5	(0.1)	6.8	6.9	(0.1)
Accretion	0.7	0.7	—	1.3	1.3	—
Depreciation and amortization	$17.5	$17.7	$(0.2)	$35.0	$35.4	$(0.4)
* Primary reason for change. Depreciation and amortization expense was comparable with the prior year period.
Other (Income) Expense, net:

	Three months ended June 30,			Six months ended June 30,
	2019	2018	Change*	2019	2018	Change*
	(In millions)
Other (income) expense, net	$(0.1)	$0.9	$(1.0)	$1.0	$2.1	$(1.1)
* Primary reason for change. The decrease in other (income) expense, net was primarily due to a decrease in environmental remediation expenses (see Note 8(c) of the Notes to Unaudited Condensed Consolidated Financial Statements).

Retirement Benefits Expense:

	Three months ended June 30,			Six months ended June 30,
	2019	2018	Change*	2019	2018	Change*
	(In millions)
Components of retirement benefits expense:
Interest cost on benefit obligation	$13.4	$12.8	$0.6	$26.9	$25.5	$1.4
Expected return on assets	(16.2)	(15.1)	(1.1)	(32.4)	(30.1)	(2.3)
Amortization of prior service credits	0.1	0.1	—	—	—	—
Amortization of net losses	9.2	16.6	(7.4)	18.5	33.4	(14.9)
Retirement benefits expense	$6.5	$14.4	$(7.9)	$13.0	$28.8	$(15.8)
* Primary reason for change. The decrease in retirement benefits expense was primarily due to a decrease in the amortization of net actuarial losses in the current period.
Interest Income:

	Three months ended June 30,			Six months ended June 30,
	2019	2018	Change*	2019	2018	Change*
	(In millions)
Interest income	$4.0	$2.0	$2.0	$8.0	$3.6	$4.4
* Primary reason for change. The increase in interest income was primarily due to higher average cash balances and interest rates.
Interest Expense:

	Three months ended June 30,			Six months ended June 30,
	2019	2018	Change*	2019	2018	Change*
	(In millions)
Components of interest expense:
Contractual interest and other	$6.9	$6.0	$0.9	$13.6	$12.0	$1.6
Amortization of debt discount and deferred financing costs	2.3	2.3	—	4.6	4.4	0.2
Interest expense	$9.2	$8.3	$0.9	$18.2	$16.4	$1.8
* Primary reason for change. The increase in interest expense was primarily due to higher finance lease obligations in 2019 (see Note 13 of the Notes to Unaudited Condensed Consolidated Financial Statements).
Income Tax Provision:
The income tax provision was as follows:

	Six months ended June 30,
	2019	2018
	(In millions)
Income tax provision	$28.4	$17.2
In the six months ended June 30, 2019, the income tax provision was $28.4 million for an effective tax rate of 25.5%. Our effective tax rate differed from the 21% statutory federal income tax rate primarily due to state income taxes and certain expenditures which are permanently not deductible for tax purposes, partially offset by the impact of Research and Development ("R&D") credits.
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
Aerospace and Defense Segment

	Three months ended June 30,			Six months ended June 30,
	2019	2018	Change*	2019	2018	Change**
	(In millions, except percentage amounts)
Net sales	$483.1	$465.6	$17.5	$973.1	$956.0	$17.1
Segment performance	82.2	67.3	14.9	151.9	101.6	50.3
Segment margin	17.0%	14.5%		15.6%	10.6%
Segment margin before environmental remediation provision adjustments, retirement benefits, net, and unusual items (Non-GAAP measure)	16.0%	14.9%		14.6%	11.1%
Components of segment performance:
Aerospace and Defense income	$77.1	$69.5	$7.6	$142.0	$106.1	$35.9
Environmental remediation provision adjustments	(0.4)	(1.0)	0.6	(0.7)	(2.3)	1.6
GAAP/CAS retirement benefits expense difference	5.5	(1.2)	6.7	10.9	(2.2)	13.1
Unusual items	—	—	—	(0.3)	—	(0.3)
Aerospace and Defense total	$82.2	$67.3	$14.9	$151.9	$101.6	$50.3
 * Primary reason for change. The increase in net sales was primarily due to an increase of $39.4 million in defense programs primarily driven by the Standard Missile program partially offset by a decrease of $21.9 million in space programs primarily driven by the RS-68 program and the winding down of the AJ-60 solid rocket motor.
The increase in segment margin before environmental remediation provision adjustments, retirement benefits, net and unusual items was primarily driven by increased volume and improved performance on the Standard Missile and PAC-3 programs partially offset by the RS-68 program.
During the three months ended June 30, 2019, we had $25.6 million of favorable changes in contract estimates on operating results before income taxes compared with favorable changes of $22.0 million during the three months ended June 30, 2018.
** Primary reason for change. The increase in net sales was primarily due to an increase of $48.0 million in defense programs primarily driven by the PAC-3 and GEM-T programs partially offset by a decrease of $30.9 million in space programs primarily driven by the RS-68 program and the winding down of the AJ-60 solid rocket motor.
The increase in segment margin before environmental remediation provision adjustments, retirement benefits, net and unusual items was primarily driven by performance issues on the Commercial Crew Development program in 2018.
During the six months ended June 30, 2019, we had $39.0 million of favorable changes in contract estimates on operating results before income taxes compared with favorable changes of $14.1 million during the six months ended June 30, 2018.

Real Estate Segment

	Three months ended June 30,			Six months ended June 30,
	2019	2018	Change	2019	2018	Change
	(In millions)
Net sales	$1.9	$1.6	$0.3	$3.6	$3.2	$0.4
Segment performance	0.6	0.6	—	1.1	1.2	(0.1)
Net sales and segment performance consist primarily of rental property operations.
Backlog
In the six months ended June 30, 2019, we continued to expand our legacy defense propulsion franchises with large multi-year awards creating strong growth in backlog primarily on the THAAD, Guided Multiple Launch Rocket System ("GMLRS"), and PAC-3 programs. As of June 30, 2019, our total remaining performance obligations, also referred to as backlog, totaled $4.6 billion. We expect to recognize approximately 42%, or $2.0 billion, of the remaining performance obligations as sales over the next twelve months, an additional 25% the following twelve months, and 33% thereafter. A summary of our backlog is as follows:

	June 30, 2019	December 31, 2018
	(In billions)
Funded backlog	$2.1	$1.9
Unfunded backlog	2.5	2.2
Total backlog	$4.6	$4.1
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

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
	(In millions, except per share and percentage amounts)
Net income	$44.1	$34.8	$82.8	$48.8
Interest expense	9.2	8.3	18.2	16.4
Interest income	(4.0)	(2.0)	(8.0)	(3.6)
Income tax provision	15.3	12.5	28.4	17.2
Depreciation and amortization	17.5	17.7	35.0	35.4
GAAP retirement benefits expense	6.5	14.4	13.0	28.8
CAS recoverable retirement benefits expense	(10.2)	(9.9)	(20.3)	(20.0)
Unusual items	—	—	0.3	—
Adjusted EBITDAP	$78.4	$75.8	$149.4	$123.0
Net income as a percentage of net sales	9.1%	7.4%	8.5%	5.1%
Adjusted EBITDAP as a percentage of net sales	16.2%	16.2%	15.3%	12.8%

Net income	$44.1	$34.8	$82.8	$48.8
GAAP retirement benefits expense	6.5	14.4	13.0	28.8
CAS recoverable retirement benefits expense	(10.2)	(9.9)	(20.3)	(20.0)
Unusual items	—	—	0.3	—
Income tax impact of adjustments (1)	1.0	(1.2)	1.9	(2.4)
Adjusted Net Income	$41.4	$38.1	$77.7	$55.2

Diluted EPS	$0.54	$0.45	$1.01	$0.64
Adjustments	(0.04)	0.05	(0.06)	0.08
Adjusted EPS	$0.50	$0.50	$0.95	$0.72

Diluted weighted average shares, as reported and adjusted	80.7	75.1	80.6	75.0
_________

(1)	The income tax impact is calculated using the federal and state statutory rates in the corresponding period.
We also provide the Non-GAAP financial measure of Free Cash Flow. Free Cash Flow is defined as cash flow from operating activities less capital expenditures. Free Cash Flow should not be considered in isolation, as a measure of residual cash flow available for discretionary purposes, or as an alternative to cash flows from operations presented in accordance with GAAP. We use Free Cash Flow, both in presenting our results to stakeholders and the investment community, and in our internal evaluation and management of the business. Management believes that this financial measure is useful because it provides supplemental information to assist investors in viewing the business using the same tools that management uses to evaluate progress in achieving our goals (including under our annual cash and long-term compensation incentive plans). The following table summarizes Free Cash Flow:

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
	(In millions)
Net cash provided by operating activities	$48.9	$119.9	$31.2	$24.5
Capital expenditures	(5.4)	(8.1)	(6.9)	(12.2)
Free Cash Flow (1)	$43.5	$111.8	$24.3	$12.3
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

Contractual Obligations
There have been no material changes to our contractual obligations as previously reported in our Annual Report on Form 10-K for the year ended December 31, 2018.
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

	Six months ended June 30,
	2019	2018
	(In millions)
Net Cash Provided by Operating Activities	$31.2	$24.5
Net Cash Used in Investing Activities	(6.9)	(34.9)
Net Cash Used in Financing Activities	(15.3)	(9.9)
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	$9.0	$(20.3)
Net Cash Provided by Operating Activities
The $6.7 million increase in cash provided by operating activities for the six months ended June 30, 2019, compared with the six months ended June 30, 2018, was primarily due to improved operating performance partially offset by higher income taxes paid in the current period.
Net Cash Used In Investing Activities
During the six months ended June 30, 2019 and 2018, we had capital expenditures of $6.9 million and $12.2 million, respectively.
During the six months ended June 30, 2018, we received insurance proceeds of $1.9 million and we made a net cash investment of $24.6 million in marketable securities.
Net Cash Used in Financing Activities
During the six months ended June 30, 2019 and 2018, we had debt repayments of $10.8 million and $10.3 million, respectively. See a summary of the debt activity below.
During the six months ended June 30, 2019 and 2018, we had net (disbursements)/receipts from shares issued under our equity plans of $(4.5) million and $0.4 million, respectively.

Debt Activity and Covenants
The following table summarizes our debt principal activity:

	December 31, 2018	Cash Payments	Non-cash Activity	June 30, 2019
	(In millions)
Term loan	$345.6	$(8.7)	$—	$336.9
2.25% Convertible Senior Notes ("2 1/4% Notes")	300.0	—	—	300.0
Finance leases	27.2	(2.1)	22.9	48.0
Total Debt Activity	$672.8	$(10.8)	$22.9	$684.9
We were in compliance with our financial and non-financial covenants under the Senior Credit Facility as of June 30, 2019.
Outlook
Short-term liquidity requirements consist primarily of recurring operating expenses, including but not limited to costs related to our capital and environmental expenditures, company-funded R&D expenditures, debt service requirements, and retirement benefit plans. We believe that our existing cash and cash equivalents and availability under the Senior Credit Facility coupled with cash generated from our future operations will provide sufficient funds to meet our operating plan for the next twelve months. The operating plan for this period provides for full operation of our businesses, including interest and debt payments. As of June 30, 2019, we had $744.3 million of cash and cash equivalents as well as $620.4 million of available borrowings under our Senior Credit Facility. Based on our existing debt agreements, we were in compliance with our financial and non-financial covenants as of June 30, 2019. Our failure to comply with these covenants could result in an event of default that, if not cured or waived by the lenders, could result in the acceleration of the Senior Credit Facility and 2¼% Notes. In addition, our failure to pay principal and interest when due is a default under the Senior Credit Facility, and in certain cases, would cause a cross default on the 2¼% Notes.
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
Forward-Looking Statements
Certain information contained in this report should be considered "forward-looking statements" as defined by Section 21E of the Private Securities Litigation Reform Act of 1995. All statements in this report other than historical information may be deemed forward-looking statements. These statements present (without limitation) the expectations, beliefs, plans and objectives of management and future financial performance and assumptions underlying, or judgments concerning, the matters discussed in the statements. The words "believe," "estimate," "anticipate," "project" and "expect," and similar expressions, are generally intended to identify forward-looking statements. Forward-looking statements involve certain risks, estimates, assumptions and uncertainties, including with respect to future sales and activity levels, cash flows, contract performance, the outcome of litigation and contingencies, environmental remediation and anticipated costs of capital. A variety of factors could cause actual results or outcomes to differ materially from those expected and expressed in our forward-looking statements. Important risk factors that could cause actual results or outcomes to differ from those expressed in the forward-looking statements are described in the section "Risk Factors" in Item 1A of our Annual Report to the SEC on Form 10-K for the year ended December 31, 2018, include, but are not limited to, the following:

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
As of June 30, 2019, our debt principal excluding finance lease obligations totaled $636.9 million: $300.0 million, or 47%, was at a fixed rate of 2.25%; and $336.9 million, or 53%, was at a variable rate of 4.15%.
The following table summarizes the estimated fair value and principal amount for outstanding debt obligations excluding finance lease obligations:

	Fair Value		Principal Amount
	June 30, 2019	December 31, 2018	June 30, 2019	December 31, 2018
	(In millions)
Term loan	$336.9	$345.6	$336.9	$345.6
2 1/4% Notes	535.3	441.1	300.0	300.0
	$872.2	$786.7	$636.9	$645.6

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
Item 1A. Risk Factors
There have been no material changes from our risk factors as previously reported in our Annual Report on Form 10-K for the year ended December 31, 2018.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults upon Senior Securities
None.
Item 4. Mine safety disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits

No.	Description

10.1	2019 Equity and Performance Incentive Plan (incorporated by reference to Appendix B of the Registrant’s Definitive Proxy Statement on Schedule 14A filed on March 29, 2019).
10.2
Form of Restricted Stock Agreement between the Company and Employees for grants under the 2019 Equity and Performance Incentive Plan (incorporated by reference to Exhibit 99.2 of the Registrant’s Registration Statement on Form S-8 filed on May 13, 2019).

10.3
Form of Restricted Stock Agreement between the Company and Directors for grants under the 2019 Equity and Performance Incentive Plan (incorporated by reference to Exhibit 99.3 of the Registrant’s Registration Statement on Form S-8 filed on May 13, 2019).

10.4
Form of Unrestricted Stock Agreement between the Company and Directors for grants under the 2019 Equity and Performance Incentive Plan (incorporated by reference to Exhibit 99.4 of the Registrant’s Registration Statement on Form S-8 filed on May 13, 2019).

10.5
Form of Stock Option Agreement between the Company and Employees for grants under the 2019 Equity and Performance Incentive Plan (incorporated by reference to Exhibit 99.5 of the Registrant’s Registration Statement on Form S-8 filed on May 13, 2019).

10.6
Form of Stock Appreciation Rights Agreement between the Company and Employees for grants under the 2019 Equity and Performance Incentive Plan (incorporated by reference to Exhibit 99.6 of the Registrant’s Registration Statement on Form S-8 filed on May 13, 2019).

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a — 14(a) of the Securities Exchange Act of 1934
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a — 14(a) of the Securities Exchange Act of 1934
32.1*
Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a — 14(b) of the Securities and Exchange Act of 1934, as amended, and 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, formatted in XBRL (Extensible Business Reporting Language): (i) Unaudited Condensed Consolidated Statements of Operations, (ii) Unaudited Condensed Consolidated Statements of Comprehensive Income, (iii) Unaudited Condensed Consolidated Balance Sheets, (iv) Unaudited Condensed Consolidated Statement of Stockholders’ Equity, (v) Unaudited Condensed Consolidated Statements of Cash Flows, and (vi) Unaudited Notes to Unaudited Condensed Consolidated Financial Statements.

104*	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, formatted in Inline XBRL
_______
* Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Aerojet Rocketdyne Holdings, Inc.

Date:	July 31, 2019	By:	/s/ Eileen P. Drake
Eileen P. Drake
Chief Executive Officer and President
(Principal Executive Officer)

Date:	July 31, 2019	By:	/s/ Paul R. Lundstrom
Paul R. Lundstrom
Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	July 31, 2019	By:	/s/ Daniel L. Boehle
Daniel L. Boehle
Vice President and Controller
(Principal Accounting Officer)