Form 10-Q
period 2019-09-30
AEROJET ROCKETDYNE HOLDINGS, INC.
filed 2019-10-29
CIK 40888

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-Q
 (Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended: September 30, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
As of October 21, 2019, the Company had 78,691,909 outstanding common shares, including unvested common shares, $0.10 par value.

Aerojet Rocketdyne Holdings, Inc.
Quarterly Report on Form 10-Q
For the Quarterly Period Ended September 30, 2019

Part I — FINANCIAL INFORMATION
Item 1. Financial Statements
Aerojet Rocketdyne Holdings, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
	(In millions, except per share amounts)
Net sales	$481.8	$498.8	$1,458.5	$1,458.0
Operating costs and expenses:
Cost of sales (exclusive of items shown separately below)	392.9	400.7	1,170.1	1,197.0
Selling, general and administrative expense	15.1	13.0	44.2	30.8
Depreciation and amortization	18.4	18.1	53.4	53.5
Other expense (income), net:
Environmental remediation provision adjustments	1.0	(39.8)	1.7	(37.0)
Other	(0.7)	(1.5)	(0.4)	(2.2)
Total operating costs and expenses	426.7	390.5	1,269.0	1,242.1
Operating income	55.1	108.3	189.5	215.9
Non-operating:
Retirement benefits expense	6.5	14.4	19.5	43.2
Interest income	(3.9)	(2.8)	(11.9)	(6.4)
Interest expense	9.0	9.1	27.2	25.5
Total non-operating expense, net	11.6	20.7	34.8	62.3
Income before income taxes	43.5	87.6	154.7	153.6
Income tax provision	10.6	22.6	39.0	39.8
Net income	$32.9	$65.0	$115.7	$113.8
Earnings per share of common stock
Basic earnings per share	$0.42	$0.85	$1.47	$1.50
Diluted earnings per share	$0.39	$0.82	$1.39	$1.47
Weighted average shares of common stock outstanding, basic	77.3	74.7	77.1	74.2
Weighted average shares of common stock outstanding, diluted	82.8	77.3	81.5	75.9
See Notes to Unaudited Condensed Consolidated Financial Statements.

Aerojet Rocketdyne Holdings, Inc.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
	(In millions)
Net income	$32.9	$65.0	$115.7	$113.8
Other comprehensive income:
Amortization of net actuarial losses and prior service credits, net of income taxes of $2.2 million, $4.3 million, $6.8 million, and $12.7 million	6.9	12.3	20.9	37.3
Comprehensive income	$39.8	$77.3	$136.6	$151.1
See Notes to Unaudited Condensed Consolidated Financial Statements.

Aerojet Rocketdyne Holdings, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

	September 30, 2019	December 31, 2018
	(In millions, except per share amounts)
ASSETS
Current Assets
Cash and cash equivalents	$797.0	$735.3
Restricted cash	5.1	5.0
Accounts receivable, net	171.0	141.2
Contract assets	237.1	235.1
Other current assets, net	140.8	117.7
Total Current Assets	1,351.0	1,234.3
Noncurrent Assets
Right-of-use assets	49.8	—
Property, plant and equipment, net	383.5	399.7
Recoverable environmental remediation costs	240.6	251.1
Deferred income taxes	129.4	116.9
Goodwill	161.4	161.3
Intangible assets	61.6	71.8
Other noncurrent assets, net	273.4	255.0
Total Noncurrent Assets	1,299.7	1,255.8
Total Assets	$2,650.7	$2,490.1
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Current portion of long-term debt	$280.4	$273.1
Accounts payable	100.3	88.7
Reserves for environmental remediation costs	42.4	39.8
Contract liabilities	268.1	272.6
Other current liabilities	184.4	204.1
Total Current Liabilities	875.6	878.3
Noncurrent Liabilities
Long-term debt	359.2	352.3
Reserves for environmental remediation costs	275.8	288.1
Pension benefits	367.0	376.7
Operating lease liabilities	41.7	—
Other noncurrent liabilities	164.7	173.4
Total Noncurrent Liabilities	1,208.4	1,190.5
Total Liabilities	2,084.0	2,068.8
Commitments and contingencies (Note 8)
Stockholders’ Equity
Preferred stock, par value of $1.00; 15.0 million shares authorized; none issued or outstanding	—	—
Common stock, par value of $0.10; 150.0 million shares authorized; 77.3 million shares issued and outstanding as of September 30, 2019; 76.8 million shares issued and outstanding as of December 31, 2018	7.7	7.7
Other capital	570.6	561.8
Treasury stock at cost, 0.8 million shares as of September 30, 2019 and December 31, 2018	(12.7)	(12.7)
Retained earnings	219.6	103.9
Accumulated other comprehensive loss, net of income taxes	(218.5)	(239.4)
Total Stockholders’ Equity	566.7	421.3
Total Liabilities and Stockholders’ Equity	$2,650.7	$2,490.1
See Notes to Unaudited Condensed Consolidated Financial Statements.

Aerojet Rocketdyne Holdings, Inc.
Condensed Consolidated Statement of Stockholders’ Equity
(Unaudited)

	Common Stock				(Accumulated Deficit)	Accumulated Other	Total
	Shares	Amount	Other Capital	Treasury Stock	Retained Earnings	Comprehensive Loss	Stockholders' Equity
	(In millions)
June 30, 2018	73.9	$7.4	$509.4	$(64.5)	$15.4	$(247.6)	$220.1
Net income	—	—	—	—	65.0	—	65.0
Amortization of net actuarial losses and prior service credits, net of income taxes	—	—	—	—	—	12.3	12.3
Contribution of treasury stock to retirement benefit plan	2.7	0.3	42.9	51.8	—	—	95.0
Repurchase of shares for withholding taxes and option costs under equity plans	—	—	(0.5)	—	—	—	(0.5)
Stock-based compensation and shares issued under equity plans	0.2	—	4.5	—	—	—	4.5
September 30, 2018	76.8	$7.7	$556.3	$(12.7)	$80.4	$(235.3)	$396.4

December 31, 2017	73.6	$7.4	$503.1	$(64.5)	$(71.0)	$(272.6)	$102.4
Net income	—	—	—	—	113.8	—	113.8
Amortization of net actuarial losses and prior service credits, net of income taxes	—	—	—	—	—	37.3	37.3
Contribution of treasury stock to retirement benefit plan	2.7	0.3	42.9	51.8	—	—	95.0
Cumulative effect of change in accounting guidance	—	—	—	—	37.6	—	37.6
Repurchase of shares for withholding taxes and option costs under equity plans	(0.1)	—	(2.6)	—	—	—	(2.6)
Stock-based compensation and shares issued under equity plans	0.6	—	12.9	—	—	—	12.9
September 30, 2018	76.8	$7.7	$556.3	$(12.7)	$80.4	$(235.3)	$396.4

June 30, 2019	77.1	$7.7	$564.7	$(12.7)	$186.7	$(225.4)	$521.0
Net income	—	—	—	—	32.9	—	32.9
Amortization of net actuarial losses and prior service credits, net of income taxes	—	—	—	—	—	6.9	6.9
Repurchase of shares for withholding taxes and option costs under equity plans	—	—	(0.8)	—	—	—	(0.8)
Stock-based compensation and shares issued under equity plans	0.2	—	6.7	—	—	—	6.7
September 30, 2019	77.3	$7.7	$570.6	$(12.7)	$219.6	$(218.5)	$566.7

December 31, 2018	76.8	$7.7	$561.8	$(12.7)	$103.9	$(239.4)	$421.3
Net income	—	—	—	—	115.7	—	115.7
Amortization of net actuarial losses and prior service credits, net of income taxes	—	—	—	—	—	20.9	20.9
Repurchase of shares for withholding taxes and option costs under equity plans	(0.3)	—	(7.5)	—	—	—	(7.5)
Stock-based compensation and shares issued under equity plans	0.8	—	16.3	—	—	—	16.3
September 30, 2019	77.3	$7.7	$570.6	$(12.7)	$219.6	$(218.5)	$566.7
See Notes to Unaudited Condensed Consolidated Financial Statements.

Aerojet Rocketdyne Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine months ended September 30,
	2019	2018
	(In millions)
Operating Activities
Net income	$115.7	$113.8
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	53.4	53.5
Amortization of debt discount and deferred financing costs	7.0	6.6
Stock-based compensation	24.5	12.9
Retirement benefits, net	16.2	10.4
Other, net	0.3	(1.9)
Changes in assets and liabilities, net of effects from acquisition in 2019:
Accounts receivable, net	(29.7)	(95.1)
Contract assets	(2.0)	49.7
Other current assets, net	(22.8)	13.1
Recoverable environmental remediation costs	10.5	(26.7)
Other noncurrent assets, net	(21.5)	0.6
Accounts payable	7.8	(36.6)
Contract liabilities	(4.5)	(47.5)
Other current liabilities	(45.1)	20.4
Deferred income taxes	(19.3)	24.7
Reserves for environmental remediation costs	(9.7)	(6.0)
Other noncurrent liabilities and other	15.6	5.1
Net Cash Provided by Operating Activities	96.4	97.0
Investing Activities
Purchases of marketable securities	—	(47.7)
Sales of marketable securities	—	65.1
Insurance proceeds	—	1.9
Capital expenditures	(16.3)	(20.9)
Net Cash Used in Investing Activities	(16.3)	(1.6)
Financing Activities
Debt issuance costs	—	(3.3)
Debt repayments	(15.9)	(20.5)
Repurchase of shares for withholding taxes and option costs under equity plans	(7.5)	(2.6)
Proceeds from shares issued under equity plans	5.1	4.6
Net Cash Used in Financing Activities	(18.3)	(21.8)
Net Increase in Cash, Cash Equivalents and Restricted Cash	61.8	73.6
Cash, Cash Equivalents and Restricted Cash at Beginning of Year	740.3	535.0
Cash, Cash Equivalents and Restricted Cash at End of Year	$802.1	$608.6
Supplemental disclosures of cash flow information
Cash paid for interest	$18.6	$16.9
Cash paid for income taxes	48.9	17.6
Cash refund for income taxes	1.0	5.1
Contribution of treasury stock to retirement benefit plan	—	95.0
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
Recently Adopted Accounting Pronouncements
In February 2016, the Financial Accounting Standards Board ("FASB") issued guidance requiring lessees to recognize a right-of-use ("ROU") asset and a lease liability on the balance sheet for all leases with the exception of short-term leases. For lessees, leases will continue to be classified as either operating or finance leases in the income statement. The new standard allowed for the application of the standard on the adoption date without restatement of prior comparative periods presented or a modified retrospective transition method which required application of the new guidance at the beginning of the earliest comparative period presented. The Company adopted this new standard as of January 1, 2019, without restating prior comparative periods, and elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things, did not require reassessment of lease classification. The Company recorded a ROU asset and lease liability for operating leases at adoption of $51.7 million and $56.3 million, respectively (see Note 13). The difference between the ROU asset and lease liability for operating leases was primarily due to previously recorded deferred rents relating to periods prior to January 1, 2019. The Company’s accounting for finance leases remains substantially unchanged. The standard had no impact on the Company's results of operations or cash flows.
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

Note 2. Earnings Per Share ("EPS") of Common Stock
The following table reconciles the numerator and denominator used to calculate basic and diluted EPS of common stock:

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
	(In millions, except per share amounts)
Numerator:
Net income	$32.9	$65.0	$115.7	$113.8
Income allocated to participating securities	(0.6)	(1.4)	(2.2)	(2.4)
Net income for basic and diluted EPS	$32.3	$63.6	$113.5	$111.4
Denominator:
Basic weighted average shares	77.3	74.7	77.1	74.2
Effect of:
2.25% Convertible Senior Notes ("2 1/4% Notes")	5.4	2.5	4.3	1.6
Employee stock options and stock purchase plan	0.1	0.1	0.1	0.1
Diluted weighted average shares	82.8	77.3	81.5	75.9
Basic
Basic EPS	$0.42	$0.85	$1.47	$1.50
Diluted
Diluted EPS	$0.39	$0.82	$1.39	$1.47

The following table sets forth the potentially dilutive securities excluded from the computation because their effect would have been anti-dilutive:

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
	(In millions)
Unvested restricted shares	1.4	1.6	1.4	1.6
Total potentially dilutive securities	1.4	1.6	1.4	1.6

Note 3. Revenue Recognition
In the Company’s Aerospace and Defense segment, the majority of revenue is earned from long-term contracts to design, develop, and manufacture aerospace and defense products for, and provide related services to, the Company’s customers, including the U.S. government and major aerospace and defense prime contractors.
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

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
	(In millions, except per share amounts)
Net favorable effect of the changes in contract estimates on net sales	$4.7	$32.1	$43.5	$50.9
Net favorable effect of the changes in contract estimates on income before income taxes	4.0	26.9	43.0	41.0
Net favorable effect of the changes in contract estimates on net income	2.9	19.8	31.6	30.2
Net favorable effect of the changes in contract estimates on basic EPS	0.04	0.26	0.40	0.40
Net favorable effect of the changes in contract estimates on diluted EPS	0.03	0.25	0.38	0.39

The three months ended September 30, 2019, favorable changes in contract estimates were primarily driven by improved performance and risk retirements on the Patriot Advanced Capability-3 ("PAC-3") and RL-10 programs partially offset by an unfavorable contract billing adjustment on an electric propulsion contract. The nine months ended September 30, 2019, favorable changes in contract estimates were primarily driven by improved performance and risk retirements on the Terminal High Altitude Area Defense ("THAAD"), PAC-3, RL-10, and AJ-60 programs. The three and nine months ended September 30, 2018, net favorable changes in contract estimates on income before income taxes were primarily driven by risk retirements on the THAAD, RS-68, and RL-10 programs and better than expected overhead rate performance, partially offset by performance issues on the Commercial Crew Development program.
In the Company’s Aerospace and Defense segment, the timing of revenue recognition, customer invoicing, and collections produces accounts receivable, contract assets, and contract liabilities in the unaudited condensed consolidated balance sheets. The following table summarizes contract assets and liabilities:

	September 30, 2019	December 31, 2018
	(In millions)
Contract assets	$278.9	$278.0
Reserve for overhead rate disallowance	(41.8)	(42.9)
Contract assets, net of reserve	237.1	235.1
Contract liabilities	268.1	272.6
Net contract liabilities, net of reserve	$(31.0)	$(37.5)

Net contract liabilities were comparable for the periods presented. During the three and nine months ended September 30, 2019, the Company recognized sales of $19.5 million and $225.4 million that were included in the Company's contract liabilities as of January 1, 2019.
As of September 30, 2019, the Company’s total remaining performance obligations, also referred to as backlog, totaled $4.5 billion. The Company expects to recognize approximately 43%, or $2.0 billion, of the remaining performance obligations as sales over the next twelve months, an additional 24% the following twelve months, and 33% thereafter.
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

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Fixed-price	59%	62%	60%	62%
Cost-reimbursable	41	38	40	38
The following table summarizes the percentages of net sales by principal end user:

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
U.S. government	98%	96%	95%	93%
Non U.S. government	2	4	5	7

The Company's Real Estate segment represented less than 1% of the Company's net sales for the three and nine months ended September 30, 2019 and 2018.

Note 4. Stock-Based Compensation
The following table summarizes stock-based compensation expense by type of award:

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
	(In millions)
Stock Appreciation Rights ("SARs")	$5.1	$3.6	$12.7	$4.1
Stock options	0.1	—	0.2	0.1
Restricted stock, service based	1.3	1.0	4.0	3.2
Restricted stock, performance based	2.2	1.4	6.9	5.0
Employee stock purchase plan	0.3	0.2	0.7	0.5
Total stock-based compensation expense	$9.0	$6.2	$24.5	$12.9

Stock-based compensation in the three and nine months ended September 30, 2019, includes a significant increase in the fair value of the SARs primarily as a result of an increase in the market price of the Company's common stock as reported on the New York Stock Exchange.
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

		Fair value measurement as of September 30, 2019
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
	(In millions)
Money market funds	$415.9	$415.9	$—	$—
Registered investment companies	4.1	4.1	—	—
Commercial paper	64.9	—	64.9	—
Total	$484.9	$420.0	$64.9	$—

		Fair value measurement as of December 31, 2018
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
	(In millions)
Money market funds	$186.3	$186.3	$—	$—
Commercial paper	154.7	—	154.7	—
Total	$341.0	$186.3	$154.7	$—

As of September 30, 2019 and December 31, 2018, the total estimated fair value for commercial paper was classified as cash and cash equivalents as the remaining maturity at date of purchase was less than three months.
The carrying amounts of certain of the Company’s financial instruments, including cash and cash equivalents, restricted cash, accounts receivable, accounts payable, accrued compensation, and other accrued liabilities, approximate fair value because of their short maturities.

The following table summarizes the estimated fair value and principal amount for outstanding debt obligations excluding finance lease obligations:

	Fair Value		Principal Amount
	September 30, 2019	December 31, 2018	September 30, 2019	December 31, 2018
	(In millions)
Term loan	$332.5	$345.6	$332.5	$345.6
2 1/4% Notes	600.5	441.1	300.0	300.0
Total	$933.0	$786.7	$632.5	$645.6

The fair value of the 2¼% Notes was determined using broker quotes that are based on open markets for the Company’s debt securities (Level 2 securities). The term loan bore interest at variable rates, which adjusted based on market conditions, and its carrying value approximates fair value.
b. Accounts Receivable, net

	September 30, 2019	December 31, 2018
	(In millions)
Billed receivables under long-term contracts	$186.5	$147.3
Reserve on billed trade receivables	(15.7)	(6.6)
Other trade receivables	0.2	0.5
Accounts receivable, net	$171.0	$141.2

c. Other Current Assets, net

	September 30, 2019	December 31, 2018
	(In millions)
Deferred costs recoverable from the U.S. government	$52.5	$52.6
Inventories	30.3	14.9
Prepaid expenses	14.6	14.4
Other	43.4	35.8
Other current assets, net	$140.8	$117.7

d. Property, Plant and Equipment, net

	September 30, 2019	December 31, 2018
	(In millions)
Land	$71.2	$71.2
Buildings and improvements	436.0	408.6
Machinery and equipment, including capitalized software	496.1	499.5
Construction-in-progress	40.2	63.1
	1,043.5	1,042.4
Less: accumulated depreciation	(660.0)	(642.7)
Property, plant and equipment, net	$383.5	$399.7

e. Other Noncurrent Assets, net

	September 30, 2019	December 31, 2018
	(In millions)
Real estate held for entitlement and leasing	$99.2	$96.3
Deferred costs recoverable from the U.S. government	67.0	56.4
Receivable from Northrop Grumman Corporation for environmental remediation costs	48.0	52.5
Other	59.2	49.8
Other noncurrent assets, net	$273.4	$255.0

f. Other Current Liabilities

	September 30, 2019	December 31, 2018
	(In millions)
Accrued compensation and employee benefits	$106.0	$116.4
Income taxes payable	26.4	19.8
Other	52.0	67.9
Other current liabilities	$184.4	$204.1

Note 6. Income Taxes

	Nine months ended September 30,
	2019	2018
	(In millions)
Income tax provision	$39.0	$39.8

In the nine months ended September 30, 2019, the income tax provision was $39.0 million for an effective tax rate of 25.2%. The Company’s effective tax rate differed from the 21% statutory federal income tax rate primarily due to state income taxes and certain expenditures which are permanently not deductible for tax purposes, partially offset by the impact of Research and Development ("R&D") credits.
In the nine months ended September 30, 2018, the income tax provision was $39.8 million for an effective tax rate of 25.9%. The Company’s effective tax rate differed from the 21% statutory federal income tax rate primarily due to state income taxes and certain expenditures which are permanently not deductible for tax purposes, partially offset by the impact of R&D credits.
A valuation allowance is required when it is more-likely-than-not that all or a portion of deferred tax assets may not be realized. Assessing the need for a valuation allowance requires management to evaluate, on a quarterly basis, all available evidence, both positive and negative. As of September 30, 2019, the Company continues to believe that the weight of the positive evidence outweighed the negative evidence regarding the realization of its net deferred tax assets.
Note 7. Long-term Debt

	September 30, 2019	December 31, 2018
	(In millions)
Term loan, bearing interest at variable rates (rate of 3.79% as of September 30, 2019), maturing in September 2023	$332.5	$345.6
Unamortized deferred financing costs	(1.9)	(2.3)
Total senior debt	330.6	343.3
Convertible senior notes, bearing interest at 2.25% per annum, interest payments due in June and December, maturing in December 2023	300.0	300.0
Unamortized discount and deferred financing costs	(39.1)	(45.1)
Total convertible senior notes	260.9	254.9
Finance leases (see Note 13)	48.1	27.2
Total other debt	48.1	27.2
Total debt, net of unamortized discount and deferred financing costs	639.6	625.4
Less: Amounts due within one year	(280.4)	(273.1)
Total long-term debt, net of unamortized discount and deferred financing costs	$359.2	$352.3

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
As of September 30, 2019, the Company had zero borrowings under the Revolver and issued $29.6 million letters of credit.
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
Subject to certain restrictions, all the obligations under the Senior Credit Facility will be guaranteed by the Company and its existing and future material domestic subsidiaries, other than Easton.
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
The Company was in compliance with its financial and non-financial covenants under the Senior Credit Facility as of September 30, 2019.
2¼% Convertible Senior Notes
On December 14, 2016, the Company issued $300.0 million aggregate principal amount of 2¼% Notes in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended.
Holders may convert their 2¼% Notes at their option from October 1, 2019, through December 31, 2019, because the Company's closing stock price exceeded $33.80 for at least 20 days in the 30 day period prior to September 30, 2019. The Company has a stated intention to cash settle the principal amount of the 2¼% Notes with the conversion premium to be settled in common shares. Accordingly, the net balance of the 2¼% Notes of $260.9 million is classified as a current liability as of September 30, 2019. The classification of the 2¼% Notes as current or noncurrent on the balance sheet is evaluated at each reporting date and may change depending on whether the sale price contingency (discussed below) has been met.
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
The following table summarizes information regarding the 2¼% Notes (in millions, except years, percentages, conversion rate, and conversion price):

	September 30, 2019	December 31, 2018
Carrying value	$260.9	$254.9
Unamortized discount and deferred financing costs	39.1	45.1
Principal amount	$300.0	$300.0
Carrying amount of equity component, net of equity issuance costs	$54.5	$54.5
Remaining amortization period (years)	4.25	5.0
Effective interest rate	5.8%	5.8%
Conversion rate (shares of common stock per $1,000 principal amount)	38.4615	38.4615
Conversion price (per share of common stock)	$26.00	$26.00

Based on the Company's closing stock price of $50.51 on September 30, 2019, the if-converted value of the 2¼% Notes exceeded the aggregate principal amount of the 2¼% Notes by $282.8 million.

The following table presents the interest expense components for the 2¼% Notes:

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
	(In millions)
Interest expense-contractual interest	$1.7	$1.7	$5.1	$5.1
Interest expense-amortization of debt discount	1.9	1.7	5.6	5.2
Interest expense-amortization of deferred financing costs	0.2	0.2	0.5	0.5

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
Asbestos Litigation
The Company has been, and continues to be, named as a defendant in lawsuits alleging personal injury or death and seeking various monetary damages due to exposure to asbestos in building materials, products, or in manufacturing operations. The majority of cases are pending in Illinois state courts. There were 59 asbestos cases pending as of September 30, 2019.
Given the lack of any significant consistency to claims (i.e., as to product, operational site, or other relevant assertions) filed against the Company, the Company is generally unable to make a reasonable estimate of the future costs of pending claims or unasserted claims. As of September 30, 2019, the Company has accrued an immaterial amount related to pending claims.
United States ex. rel. Markus vs. Aerojet Rocketdyne Holdings
In the case captioned United States ex. rel. Markus vs. Aerojet Rocketdyne Holdings, Inc. et al., Case No. 2:15-CV-02245- WBS-AC, the Department of Justice completed its review of the case and declined to intervene in June 2018. The case was originally filed under seal in the U.S. District Court, Eastern District of California in September 2017 and alleged causes of action against the Company based on false claims, retaliation, and wrongful termination of employment seeking injunctive relief, civil penalties, and compensatory and punitive damages. In February 2019, the Company filed a Motion to Dismiss the False Claims Act ("FCA") counts of the complaint and a Motion to Compel Arbitration on the employment based claims. In May 2019, the court dismissed one count of the FCA claim, denied the motion to dismiss the remaining FCA counts, and moved the employment based claims to arbitration. The Company continues to vigorously contest the complaint’s allegations and has not recorded any liability for this matter as of September 30, 2019.
b. Environmental Matters
The Company is involved in approximately forty environmental matters under the Comprehensive Environmental Response Compensation and Liability Act, the Resource Conservation Recovery Act, and other federal, state, and local laws relating to soil and groundwater contamination, hazardous waste management activities, and other environmental matters at some of its current and former facilities. The Company is also involved in a number of remedial activities at third party sites, not owned by the Company, where it is designated a potentially responsible party ("PRP") by either the U.S. Environmental Protection Agency ("EPA") and/or a state agency. In many of these matters, the Company is involved with other PRPs. In some instances, the Company’s liability and proportionate share of costs have not been determined largely due to uncertainties as to the nature and extent of site conditions and the Company’s involvement. While government agencies frequently claim PRPs are jointly and severally liable at such sites, in the Company’s experience, interim and final allocations of liability and costs are generally made based on relative contributions of waste or contamination. Anticipated costs associated with environmental remediation that are probable and estimable are accrued. In cases where a date to complete remedial activities at a particular site cannot be determined by reference to agreements or otherwise, the Company projects costs over an appropriate time period not exceeding fifteen years. In such cases, generally the Company does not have the ability to reasonably estimate environmental remediation costs that are beyond this period. Factors that could result in changes to the Company’s estimates include completion of current and future soil and groundwater investigations, new claims, future agency demands, discovery of more or less contamination than expected, discovery of new contaminants, modification of planned remedial actions, changes in estimated time required to remediate, new technologies, and changes in laws and regulations.
As of September 30, 2019, the aggregate range of these anticipated environmental costs was $318.2 million to $468.3 million and the accrued amount was $318.2 million. See Note 8(c) for a summary of the environmental reserve activity. Of these accrued liabilities, approximately 99% relates to the Company’s U.S. government contracting business, and a portion of this liability is recoverable. The significant environmental sites are discussed below. The balance of the accrued liabilities, which are not recoverable from the U.S. government, relate to other sites for which the Company’s obligations are probable and estimable.
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
As of September 30, 2019, the estimated range of anticipated costs discussed above for the Sacramento, California site was $208.8 million to $330.1 million and the accrued amount was $208.8 million included as a component of the Company’s environmental reserves. Expenditures associated with this matter are partially recoverable. See Note 8(c) below for further discussion on recoverability.
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
Pursuant to the 2017 agreement with the remaining Cooperating Respondents, Aerojet Rocketdyne's current share of future BPOU costs will be approximately 74%.
As part of Aerojet Rocketdyne’s sale of its Electronics and Information Systems ("EIS") business to Northrop Grumman Corporation ("Northrop") in October 2001, the EPA approved a prospective purchaser agreement with Northrop to absolve it of pre-closing liability for contamination caused by the Azusa, California operations, which liability remains with Aerojet Rocketdyne. As part of that agreement, the Company agreed to provide a $25 million guarantee of its obligations under the project agreement.
As of September 30, 2019, the estimated range of anticipated costs was $93.7 million to $110.6 million and the accrued amount was $93.7 million included as a component of the Company’s environmental reserves. Expenditures associated with this matter are partially recoverable. See Note 8(c) below for further discussion on recoverability.
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
The following table summarizes the Company’s environmental reserve activity:

	Aerojet Rocketdyne- Sacramento	Aerojet Rocketdyne- BPOU	Other Aerojet Rocketdyne Sites	Total Aerojet Rocketdyne	Other	Total Environmental Reserve
	(In millions)
December 31, 2018	$207.4	$103.8	$12.4	$323.6	$4.3	$327.9
Additions/Adjustments	12.7	(0.3)	(0.2)	12.2	0.1	12.3
Expenditures	(11.3)	(9.8)	(0.7)	(21.8)	(0.2)	(22.0)
September 30, 2019	$208.8	$93.7	$11.5	$314.0	$4.2	$318.2

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
As part of the acquisition of the Atlantic Research Corporation ("ARC") propulsion business in 2003, Aerojet Rocketdyne entered into an agreement with ARC pursuant to which Aerojet Rocketdyne is responsible for up to $20.0 million of costs ("Pre-Close Environmental Costs") associated with environmental issues that arose prior to Aerojet Rocketdyne’s acquisition of the ARC propulsion business. ARC is responsible for any cleanup costs relating to the ARC acquired businesses in excess of $20.0 million. Pursuant to a separate agreement with the U.S. government which was entered into prior to the completion of the ARC acquisition, these costs are recovered through the establishment of prices for Aerojet Rocketdyne’s products and services sold to the U.S. government. The Company reached the $20.0 million cap on cleanup costs in the three months ended March 31, 2017, and expects that additional costs will be incurred due to contamination existing at the time of the acquisition and still requiring remediation and monitoring. On May 6, 2016, ARC informed Aerojet Rocketdyne that it was disputing certain costs that Aerojet Rocketdyne attributed to the $20.0 million Pre-Close Environmental Costs ("ARC Claim"). The Company responded to the ARC Claim on June 23, 2017, and on September 13, 2019, filed a notice of arbitration disputing the ARC Claim. Final settlement of the Pre–Close Environmental Costs will be determined in conjunction with the Company's evaluation and ultimate resolution of the ARC Claim.
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

Total reimbursable costs under the Northrop Agreement	$189.7
Amount reimbursed to the Company through September 30, 2019	(135.7)
Receivable from Northrop included in the unaudited balance sheet at September 30, 2019	$54.0

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

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
	(In millions)
Expense (benefit) to unaudited condensed consolidated statements of operations	$1.0	$(39.8)	$1.7	$(37.0)

d. Arrangements with Off-Balance Sheet Risk
As of September 30, 2019, arrangements with off-balance sheet risk consisted of:

•	$29.6 million in outstanding commercial letters of credit, the majority of which may be renewed, primarily to collateralize obligations for environmental remediation and insurance coverage.

•	$53.3 million in outstanding surety bonds to primarily satisfy indemnification obligations for environmental remediation coverage.

•	$120.0 million aggregate in guarantees by the Company of Aerojet Rocketdyne’s obligations to U.S. government agencies for environmental remediation activities.

•	Guarantees, jointly and severally, by the Company’s material domestic subsidiaries of their obligations under the Senior Credit Facility.
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
Note 9. Cost Reduction Plans
During 2015, the Company initiated the first phase ("Phase I") of the competitive improvement program (the "CIP") comprised of activities and initiatives aimed at reducing costs in order for the Company to continue to compete successfully. Phase I is comprised of three major components: (i) facilities optimization and footprint reduction; (ii) product affordability; and (iii) reduced administrative and overhead costs. In 2017, the Board of Directors approved the second phase ("Phase II") of the Company’s previously announced CIP. Pursuant to Phase II, the Company expanded its CIP and further consolidated its Sacramento, California, and Gainesville, Virginia sites, while it centralized and expanded its existing presence in Huntsville, Alabama. The Company currently estimates that it will incur restructuring and related costs of the Phase I and II programs of approximately $210.0 million (including approximately $60.5 million of capital expenditures). The Company has incurred $163.5 million of such costs through September 30, 2019, including $51.7 million in capital expenditures. The following table summarizes the Company's severance and retention liabilities related to Phase I and II activity:

	Severance	Retention	Total
	(In millions)
December 31, 2018	$18.1	$5.1	$23.2
Accrual	0.8	4.3	5.1
Payments	(12.7)	(5.0)	(17.7)
September 30, 2019	$6.2	$4.4	$10.6

The costs associated with Phase I and II are included as a component of the Company’s U.S. government forward-pricing rates, and therefore, are recovered through the pricing of the Company’s products and services to the U.S. government. In addition to the employee-related CIP obligations, the Company incurred non-cash accelerated depreciation expense of $0.7 million and $1.0 million in the nine months ended September 30, 2019 and 2018, respectively, associated with changes in the estimated useful lives of long-lived assets.
Note 10. Retirement Benefits
The following tables present the components of retirement benefits expense (income):

	Pension Benefits		Postretirement Medical and Life Insurance Benefits
	Three months ended September 30,
	2019	2018	2019	2018
	(In millions)
Interest cost on benefit obligation	$13.2	$12.4	$0.3	$0.3
Expected return on assets	(16.2)	(15.0)	—	—
Amortization of prior service costs	—	—	(0.1)	(0.1)
Amortization of net losses (gains)	10.2	17.7	(0.9)	(0.9)
Retirement benefits expense (income)	$7.2	$15.1	$(0.7)	$(0.7)

	Pension Benefits		Postretirement Medical and Life Insurance Benefits
	Nine months ended September 30,
	2019	2018	2019	2018
	(In millions)
Interest cost on benefit obligation	$39.5	$37.3	$0.9	$0.9
Expected return on assets	(48.6)	(45.1)	—	—
Amortization of prior service costs	0.1	0.1	(0.2)	(0.2)
Amortization of net losses (gains)	30.6	53.0	(2.8)	(2.8)
Retirement benefits expense (income)	$21.6	$45.3	$(2.1)	$(2.1)

Note 11. Operating Segments and Related Disclosures
The Company’s operations are organized into two operating segments based on different products and customer bases: Aerospace and Defense, and Real Estate.
The following table presents selected financial information for each reportable segment:

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
	(In millions)
Net Sales:
Aerospace and Defense	$480.0	$497.2	$1,453.1	$1,453.2
Real Estate	1.8	1.6	5.4	4.8
Total Net Sales	$481.8	$498.8	$1,458.5	$1,458.0
Segment Performance:
Aerospace and Defense	$59.2	$70.7	$201.2	$176.8
Environmental remediation provision adjustments	(0.8)	39.9	(1.5)	37.6
GAAP/Cost Accounting Standards retirement benefits expense difference	6.6	(2.6)	17.5	(4.8)
Unusual items	—	—	(0.3)	—
Aerospace and Defense Total	65.0	108.0	216.9	209.6
Real Estate	0.4	0.6	1.5	1.8
Total Segment Performance	$65.4	$108.6	$218.4	$211.4
Reconciliation of segment performance to income before income taxes:
Segment performance	$65.4	$108.6	$218.4	$211.4
Interest expense	(9.0)	(9.1)	(27.2)	(25.5)
Interest income	3.9	2.8	11.9	6.4
Stock-based compensation	(9.0)	(6.2)	(24.5)	(12.9)
Corporate retirement benefits	(1.8)	(3.3)	(5.4)	(9.9)
Corporate and other	(6.0)	(5.0)	(18.5)	(15.7)
Unusual items	—	(0.2)	—	(0.2)
Income before income taxes	$43.5	$87.6	$154.7	$153.6

The following table summarizes customers that represented more than 10% of net sales, each of which involves sales of several product lines and programs:

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Lockheed Martin Corporation	34%	30%	32%	29%
NASA	22	19	21	18
Raytheon Company	15	16	17	18
United Launch Alliance	10	18	11	19

Note 12. Unusual Items
The following table presents total unusual items, comprised of a component of other expense (income), net in the unaudited condensed consolidated statements of operations:

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
	(In millions)
Unusual items
Loss on bank amendment	$—	$0.2	$—	$0.2
Acquisition costs	—	—	0.3	—
	$—	$0.2	$0.3	$0.2

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
The following table summarizes the Company's lease costs:

	Three months ended September 30, 2019	Nine months ended September 30, 2019
	(In millions)
Operating lease cost	$3.3	$10.2
Finance lease cost:
Amortization	1.7	3.1
Interest on lease liabilities	0.8	2.2
Short-term lease cost	0.4	0.6
Total lease costs	$6.2	$16.1
The following table summarizes the supplemental cash flow information related to leases:

Nine months ended September 30, 2019
(In millions)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$10.6
Operating cash flows for finance leases	2.2
Financing cash flows for finance leases	2.8
Assets obtained in exchange for lease obligations:
Operating leases	6.4
Finance leases	23.7

The following table summarizes the supplemental balance sheet information related to leases:

September 30, 2019
(In millions)
Operating leases:
Operating lease right-of-use assets	$49.8
Operating lease liabilities (component of other current liabilities)	$11.7
Operating lease liabilities, noncurrent	41.7
$53.4

Finance leases:
Property, plant and equipment	$52.9
Accumulated depreciation	(4.9)
Property, plant and equipment, net	$48.0
Current portion of long-term debt	$2.1
Long-term debt	46.0
Total finance lease liability	$48.1

Weighted-average remaining lease term (in years):
Operating leases	6
Finance leases	18
Weighted-average discount rate:
Operating leases	4.7%
Finance leases	5.2%

The Company has additional real estate and information technology equipment operating leases that have not yet commenced amounting to $12.0 million. These operating leases will commence between 2019 and 2022 with lease terms of up to twelve years.
The following table presents the maturities of lease liabilities:

Year Ending December 31,	Operating Leases	Finance Leases
	(In millions)
2019 (excluding the nine months ended September 30, 2019)	$3.7	$1.3
2020	13.6	4.7
2021	12.9	4.7
2022	10.8	4.2
2023	5.5	3.7
Thereafter	15.6	61.3
Total minimum rentals	62.1	79.9
Less: imputed interest	(8.7)	(31.8)
Total	$53.4	$48.1

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
A summary of the significant financial highlights for the three months ended September 30, 2019, which management uses to evaluate our operating performance and financial condition, is presented below.

•	Net sales for the three months ended September 30, 2019, totaled $481.8 million compared with $498.8 million for the three months ended September 30, 2018.

•
Net income for the three months ended September 30, 2019, was $32.9 million, or $0.39 diluted earnings per share ("EPS"), compared with net income of $65.0 million, or $0.82 diluted EPS, for the three months ended September 30, 2018. Net income for the three months ended September 30, 2018, included a one-time after-tax benefit of $31.6 million, or $0.40 diluted EPS, in environmental remediation provision adjustments as a result of reaching a determination with the U.S. government that certain environmental expenditures are reimbursable.

•
Adjusted Net Income (Non-GAAP measure*) for the three months ended September 30, 2019, was $29.4 million or $0.35 Adjusted EPS (Non-GAAP measure*), compared with Adjusted Net Income of $69.4 million, or $0.88 Adjusted EPS, for the three months ended September 30, 2018.

•
Adjusted EBITDAP (Non-GAAP measure*) for the three months ended September 30, 2019, was $62.2 million compared with $118.1 million for the three months ended September 30, 2018. Adjusted EBITDAP for the three months ended September 30, 2018, included a one-time benefit of $43.0 million in environmental remediation provision adjustments as a result of reaching a determination with the U.S. government that certain environmental expenditures are reimbursable.

•	Segment performance was $65.4 million for the three months ended September 30, 2019, compared with $108.6 million for the three months ended September 30, 2018.

•
Segment performance before environmental remediation provision adjustments, retirement benefits, net, and unusual items (Non-GAAP measure*) was $59.6 million for the three months ended September 30, 2019, compared with $71.3 million for the three months ended September 30, 2018.

•
Cash provided by operating activities for the three months ended September 30, 2019, totaled $65.2 million compared with $72.5 million of cash provided by operating activities for the three months ended September 30, 2018.

•	Free cash flow (Non-GAAP measure*) for the three months ended September 30, 2019, totaled $55.8 million compared with $63.8 million for the three months ended September 30, 2018.

•	Total backlog as of September 30, 2019, was $4.5 billion compared with $4.1 billion as of December 31, 2018.
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
The following table summarizes net sales to the U.S. government and its agencies, including net sales to significant customers disclosed below:

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
U.S. government	98%	96%	95%	93%
Non U.S. government	2	4	5	7
The following table summarizes the percentages of net sales for significant programs, all of which are included in the U.S. government sales and are comprised of multiple contracts:

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
RS-25	18%	14%	17%	14%
Standard Missile	11	10	13	12
Terminal High Altitude Area Defense ("THAAD")	9	11	10	11
The following table summarizes customers that represented more than 10% of net sales, each of which involves sales of several product lines and programs:

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Lockheed Martin Corporation	34%	30%	32%	29%
NASA	22	19	21	18
Raytheon Company	15	16	17	18
United Launch Alliance	10	18	11	19
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
Cost Reduction Plans
During 2015, we initiated the first phase ("Phase I") of our competitive improvement program ("CIP") comprised of activities and initiatives aimed at reducing costs in order for us to continue to compete successfully. Phase I is comprised of three major components: (i) facilities optimization and footprint reduction; (ii) product affordability; and (iii) reduced administrative and overhead costs. On April 6, 2017, the Board of Directors approved the second phase ("Phase II") of our previously announced CIP. Pursuant to Phase II, we expanded CIP and further consolidated our Sacramento, California, and Gainesville, Virginia sites, while we centralized and expanded our existing presence in Huntsville, Alabama. When fully implemented, we anticipate that the CIP will result in annual costs that are $230 million below levels anticipated prior to the CIP.
We currently estimate that we will incur restructuring and related costs of the Phase I and II programs of approximately $210.0 million (including approximately $60.5 million of capital expenditures). We have incurred $163.5 million of such costs through September 30, 2019, including $51.7 million in capital expenditures.
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
The following table summarizes our recoverable amounts, environmental reserves, and range of liability, as of September 30, 2019:

	Recoverable Amounts (1)	Environmental Reserves	Estimated Range of Liability
	(In millions)
Sacramento	$183.7	$208.8	$208.8 - $330.1
Baldwin Park Operable Unit	82.4	93.7	93.7 - 110.6
Other Aerojet Rocketdyne sites	10.4	11.5	11.5 - 22.0
Other sites	0.7	4.2	4.2 - 5.6
Total	$277.2	$318.2	$318.2 - $468.3
_____

(1)
Excludes the receivable from Northrop Grumman Corporation ("Northrop") of $54.0 million as of September 30, 2019, related to environmental costs already paid (and therefore not reserved) by us in prior years and reimbursable under our agreement with Northrop.

Environmental remediation costs are primarily incurred by our Aerospace and Defense segment, and certain of these costs are recoverable from our contracts with the U.S. government. We currently estimate approximately 12% of our future Aerospace and Defense segment environmental remediation costs will not likely be reimbursable and are expensed.
Capital Structure
We have a substantial amount of debt for which we are required to make interest and principal payments. Interest on long-term financing is not a recoverable cost under our U.S. government contracts. As of September 30, 2019, we had $639.6 million of debt outstanding.
Retirement Benefits
During 2019, we expect to use $38.9 million of prepayment credits to fund our tax-qualified defined benefit pension plan. We generally are able to recover contributions related to our tax-qualified defined benefit pension plan as allowable costs on our U.S. government contracts, but there are differences between when we contribute to our tax-qualified defined benefit pension plan under pension funding rules and when it is recoverable under Cost Accounting Standards ("CAS").
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
Results of Operations
Net Sales:

	Three months ended September 30,			Nine months ended September 30,
	2019	2018	Change*	2019	2018	Change**
	(In millions)
Net sales	$481.8	$498.8	$(17.0)	$1,458.5	$1,458.0	$0.5
* Primary reason for change. The decrease in net sales was primarily due to a decrease of $27.9 million in space programs primarily driven by the RS-68 program partially offset by growth in the RS-25 program. The decline in space programs was partially offset by an increase of $10.7 million in defense programs primarily driven by the Patriot Advanced Capability-3 ("PAC-3") and Guided Multiple Launch Rocket System ("GMLRS") programs.
** Primary reason for change. The increase in net sales was due to an increase of $58.7 million in defense programs primarily driven by the PAC-3 and Guidance Enhanced Missile ("GEM-T") programs and an increase of $0.6 million in real estate segment sales. The increase in net sales was partially offset by a decrease of $58.8 million in space programs primarily driven by the RS-68 program and the winding down of the AJ-60 solid rocket motor partially offset by growth in the RS-25 program.

Cost of Sales (exclusive of items shown separately below):

	Three months ended September 30,			Nine months ended September 30,
	2019	2018	Change*	2019	2018	Change**
	(In millions, except percentage amounts)
Cost of sales (exclusive of items shown separately below)	$392.9	$400.7	$(7.8)	$1,170.1	$1,197.0	$(26.9)
Percentage of net sales	81.5%	80.3%		80.2%	82.1%
* Primary reason for change. The increase in cost of sales as a percentage of net sales was primarily driven by lower risk retirements in the current period on the THAAD, RS-68, and RL-10 programs partially offset by improved performance on the Commercial Crew Development program.
** Primary reason for change. The improvement in cost of sales as a percentage of net sales was primarily driven by improved performance on the Commercial Crew Development program.
Selling, General and Administrative Expense ("SG&A"):

	Three months ended September 30,			Nine months ended September 30,
	2019	2018	Change*	2019	2018	Change*
	(In millions, except percentage amounts)
Components of SG&A:
SG&A excluding stock-based compensation	$6.1	$6.8	$(0.7)	$19.7	$17.9	$1.8
Stock-based compensation	9.0	6.2	2.8	24.5	12.9	11.6
SG&A	$15.1	$13.0	$2.1	$44.2	$30.8	$13.4
Percentage of net sales	3.1%	2.6%		3.0%	2.1%
Percentage of net sales excluding stock-based compensation	1.3%	1.4%		1.4%	1.2%
* Primary reason for change. The increase in SG&A expense was primarily driven by stock-based compensation as a result of increases in the fair value of the stock appreciation rights in the current period and improved performance on various operations and earnings targets.
Depreciation and Amortization:

	Three months ended September 30,			Nine months ended September 30,
	2019	2018	Change*	2019	2018	Change*
	(In millions)
Components of depreciation and amortization:
Depreciation	$14.3	$14.1	$0.2	$41.2	$41.3	$(0.1)
Amortization	3.4	3.4	—	10.2	10.3	(0.1)
Accretion	0.7	0.6	0.1	2.0	1.9	0.1
Depreciation and amortization	$18.4	$18.1	$0.3	$53.4	$53.5	$(0.1)
* Primary reason for change. Depreciation and amortization expense was comparable with the prior year period.
Other Expense (Income), net:

	Three months ended September 30,			Nine months ended September 30,
	2019	2018	Change*	2019	2018	Change*
	(In millions)
Other expense (income), net	$0.3	$(41.3)	$41.6	$1.3	$(39.2)	$40.5

* Primary reason for change. The change in other expense (income), net was primarily due to a one-time benefit of $43.0 million in environmental remediation provision adjustments as a result of reaching a determination with the U.S. government in the third quarter of 2018 that certain environmental expenditures are reimbursable (see Note 8(c) of the Notes to Unaudited Condensed Consolidated Financial Statements).
Retirement Benefits Expense:

	Three months ended September 30,			Nine months ended September 30,
	2019	2018	Change*	2019	2018	Change*
	(In millions)
Components of retirement benefits expense:
Interest cost on benefit obligation	$13.5	$12.7	$0.8	$40.4	$38.2	$2.2
Expected return on assets	(16.2)	(15.0)	(1.2)	(48.6)	(45.1)	(3.5)
Amortization of prior service credits	(0.1)	(0.1)	—	(0.1)	(0.1)	—
Amortization of net losses	9.3	16.8	(7.5)	27.8	50.2	(22.4)
Retirement benefits expense	$6.5	$14.4	$(7.9)	$19.5	$43.2	$(23.7)
* Primary reason for change. The decrease in retirement benefits expense was primarily due to a decrease in the amortization of net actuarial losses in the current period primarily due to an increase in the discount rate used to determine our pension obligation at December 31, 2018.
Interest Income:

	Three months ended September 30,			Nine months ended September 30,
	2019	2018	Change*	2019	2018	Change*
	(In millions)
Interest income	$3.9	$2.8	$1.1	$11.9	$6.4	$5.5
* Primary reason for change. The increase in interest income was primarily due to higher average cash balances and interest rates.
Interest Expense:

	Three months ended September 30,			Nine months ended September 30,
	2019	2018	Change	2019	2018	Change*
	(In millions)
Components of interest expense:
Contractual interest and other	$6.6	$6.9	$(0.3)	$20.2	$18.9	$1.3
Amortization of debt discount and deferred financing costs	2.4	2.2	0.2	7.0	6.6	0.4
Interest expense	$9.0	$9.1	$(0.1)	$27.2	$25.5	$1.7
* Primary reason for change. The increase in interest expense was primarily due to higher finance lease obligations in 2019 (see Note 13 of the Notes to Unaudited Condensed Consolidated Financial Statements).
Income Tax Provision:
The income tax provision was as follows:

	Nine months ended September 30,
	2019	2018
	(In millions)
Income tax provision	$39.0	$39.8

In the nine months ended September 30, 2019, the income tax provision was $39.0 million for an effective tax rate of 25.2%. Our effective tax rate differed from the 21% statutory federal income tax rate primarily due to state income taxes and certain expenditures which are permanently not deductible for tax purposes, partially offset by the impact of Research and Development ("R&D") credits.
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
Aerospace and Defense Segment

	Three months ended September 30,			Nine months ended September 30,
	2019	2018	Change*	2019	2018	Change**
	(In millions, except percentage amounts)
Net sales	$480.0	$497.2	$(17.2)	$1,453.1	$1,453.2	$(0.1)
Segment performance	65.0	108.0	(43.0)	216.9	209.6	7.3
Segment margin	13.5%	21.7%		14.9%	14.4%
Segment margin before environmental remediation provision adjustments, retirement benefits, net, and unusual items (Non-GAAP measure)	12.3%	14.2%		13.8%	12.2%
Components of segment performance:
Aerospace and Defense income	$59.2	$70.7	$(11.5)	$201.2	$176.8	$24.4
Environmental remediation provision adjustments	(0.8)	39.9	(40.7)	(1.5)	37.6	(39.1)
GAAP/CAS retirement benefits expense difference	6.6	(2.6)	9.2	17.5	(4.8)	22.3
Unusual items	—	—	—	(0.3)	—	(0.3)
Aerospace and Defense total	$65.0	$108.0	$(43.0)	$216.9	$209.6	$7.3
Segment performance during the three and nine months ended September 30, 2018, was significantly impacted by a one-time benefit of $43.0 million as a result of reaching a determination with the U.S. government that certain environmental expenditures are reimbursable (see Note 8(c) of the Notes to Unaudited Condensed Consolidated Financial Statements).
 * Primary reason for change. The decrease in net sales was primarily due to a decrease of $27.9 million in space programs primarily driven by the RS-68 program partially offset by growth in the RS-25 program. The decline in space programs was partially offset by an increase of $10.7 million in defense programs primarily driven by the PAC-3 and GMLRS programs.
The decrease in segment margin before environmental remediation provision adjustments, retirement benefits, net and unusual items was primarily driven by lower risk retirements in the current period on the THAAD, RS-68, and RL-10 programs partially offset by improved performance on the Commercial Crew Development program.
During the three months ended September 30, 2019, we had $4.0 million of favorable changes in contract estimates on operating results before income taxes compared with favorable changes of $26.9 million during the three months ended September 30, 2018.

** Primary reason for change. Net sales was comparable with the prior period and impacted by an increase of $58.7 million in defense programs primarily driven by the PAC-3 and GEM-T programs offset by a decrease of $58.8 million in space programs primarily driven by the RS-68 program and the winding down of the AJ-60 solid rocket motor partially offset by growth in the RS-25 program.
The increase in segment margin before environmental remediation provision adjustments, retirement benefits, net and unusual items was primarily driven by improved performance on the Commercial Crew Development program.
During the nine months ended September 30, 2019, we had $43.0 million of favorable changes in contract estimates on operating results before income taxes compared with favorable changes of $41.0 million during the nine months ended September 30, 2018.
Real Estate Segment

	Three months ended September 30,			Nine months ended September 30,
	2019	2018	Change	2019	2018	Change
	(In millions)
Net sales	$1.8	$1.6	$0.2	$5.4	$4.8	$0.6
Segment performance	0.4	0.6	(0.2)	1.5	1.8	(0.3)
Net sales and segment performance consist primarily of rental property operations.
Backlog
As of September 30, 2019, our total remaining performance obligations, also referred to as backlog, totaled $4.5 billion. We expect to recognize approximately 43%, or $2.0 billion, of the remaining performance obligations as sales over the next twelve months, an additional 24% the following twelve months, and 33% thereafter. A summary of our backlog is as follows:

	September 30, 2019	December 31, 2018
	(In billions)
Funded backlog	$2.1	$1.9
Unfunded backlog	2.4	2.2
Total backlog	$4.5	$4.1
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

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
	(In millions, except per share and percentage amounts)
Net income	$32.9	$65.0	$115.7	$113.8
Interest expense	9.0	9.1	27.2	25.5
Interest income	(3.9)	(2.8)	(11.9)	(6.4)
Income tax provision	10.6	22.6	39.0	39.8
Depreciation and amortization	18.4	18.1	53.4	53.5
GAAP retirement benefits expense	6.5	14.4	19.5	43.2
CAS recoverable retirement benefits expense	(11.3)	(8.5)	(31.6)	(28.5)
Unusual items	—	0.2	0.3	0.2
Adjusted EBITDAP	$62.2	$118.1	$211.6	$241.1
Net income as a percentage of net sales	6.8%	13.0%	7.9%	7.8%
Adjusted EBITDAP as a percentage of net sales	12.9%	23.7%	14.5%	16.5%

Net income	$32.9	$65.0	$115.7	$113.8
GAAP retirement benefits expense	6.5	14.4	19.5	43.2
CAS recoverable retirement benefits expense	(11.3)	(8.5)	(31.6)	(28.5)
Unusual items	—	0.2	0.3	0.2
Income tax impact of adjustments (1)	1.3	(1.7)	3.2	(4.1)
Adjusted Net Income	$29.4	$69.4	$107.1	$124.6

Diluted EPS	$0.39	$0.82	$1.39	$1.47
Adjustments	(0.04)	0.06	(0.10)	0.14
Adjusted EPS	$0.35	$0.88	$1.29	$1.61

Diluted weighted average shares, as reported and adjusted	82.8	77.3	81.5	75.9
_________

(1)	The income tax impact is calculated using the federal and state statutory rates in the corresponding period.
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

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
	(In millions)
Net cash provided by operating activities	$65.2	$72.5	$96.4	$97.0
Capital expenditures	(9.4)	(8.7)	(16.3)	(20.9)
Free Cash Flow (1)	$55.8	$63.8	$80.1	$76.1
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

	Nine months ended September 30,
	2019	2018
	(In millions)
Net Cash Provided by Operating Activities	$96.4	$97.0
Net Cash Used in Investing Activities	(16.3)	(1.6)
Net Cash Used in Financing Activities	(18.3)	(21.8)
Net Increase in Cash, Cash Equivalents and Restricted Cash	$61.8	$73.6
Net Cash Provided by Operating Activities
The $0.6 million decrease in cash provided by operating activities for the nine months ended September 30, 2019, compared with the nine months ended September 30, 2018, was primarily due to an increase of $35.4 million in income taxes (net of refunds) paid in the current period partially offset by improved operating performance.
Net Cash Used In Investing Activities
During the nine months ended September 30, 2019 and 2018, we had capital expenditures of $16.3 million and $20.9 million, respectively.
During the nine months ended September 30, 2018, we received insurance proceeds of $1.9 million and we received net proceeds of $17.4 million in marketable securities.
Net Cash Used in Financing Activities
During the nine months ended September 30, 2019 and 2018, we had debt repayments of $15.9 million and $20.5 million, respectively. See a summary of the debt activity below.
During the nine months ended September 30, 2018, we had debt issuance costs of $3.3 million associated with an amendment to our senior secured senior credit facility (the "Senior Credit Facility").

During the nine months ended September 30, 2019 and 2018, we had net (disbursements)/receipts from shares issued under our equity plans of $(2.4) million and $2.0 million, respectively.
Debt Activity and Covenants
The following table summarizes our debt principal activity:

	December 31, 2018	Principal Payments	Finance Lease Additions	September 30, 2019
	(In millions)
Term loan	$345.6	$(13.1)	$—	$332.5
2.25% Convertible Senior Notes ("2 1/4% Notes")	300.0	—	—	300.0
Finance leases	27.2	(2.8)	23.7	48.1
Total Debt Activity	$672.8	$(15.9)	$23.7	$680.6
We were in compliance with our financial and non-financial covenants under the Senior Credit Facility as of September 30, 2019.
Outlook
Short-term liquidity requirements consist primarily of recurring operating expenses, including but not limited to costs related to our capital and environmental expenditures, company-funded R&D expenditures, debt service requirements, and retirement benefit plans. We believe that our existing cash and cash equivalents and availability under the Senior Credit Facility coupled with cash generated from our future operations will provide sufficient funds to meet our operating plan for the next twelve months. The operating plan for this period provides for full operation of our businesses, including interest and debt payments. As of September 30, 2019, we had $797.0 million of cash and cash equivalents as well as $620.4 million of available borrowings under our Senior Credit Facility. Based on our existing debt agreements, we were in compliance with our financial and non-financial covenants as of September 30, 2019. Our failure to comply with these covenants could result in an event of default that, if not cured or waived by the lenders, could result in the acceleration of the Senior Credit Facility and 2¼% Notes. In addition, our failure to pay principal and interest when due is a default under the Senior Credit Facility, and in certain cases, would cause a cross default on the 2¼% Notes.
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
As of September 30, 2019, our debt principal excluding finance lease obligations totaled $632.5 million: $300.0 million, or 47%, was at a fixed rate of 2.25%; and $332.5 million, or 53%, was at a variable rate of 3.79%.

The following table summarizes the estimated fair value and principal amount for outstanding debt obligations excluding finance lease obligations:

	Fair Value		Principal Amount
	September 30, 2019	December 31, 2018	September 30, 2019	December 31, 2018
	(In millions)
Term loan	$332.5	$345.6	$332.5	$345.6
2 1/4% Notes	600.5	441.1	300.0	300.0
Total	$933.0	$786.7	$632.5	$645.6
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The Company does not currently have a share repurchase program. The table below provides information about shares surrendered to the Company to pay employee withholding taxes due upon the vesting of restricted stock.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased under the Plans or Programs
July 1, 2019 through July 31, 2019	13,016	$46.17	—	—
August 1, 2019 through August 31, 2019	2,587	$48.56	—	—
September 1, 2019 through September 30, 2019	2,453	$50.86	—	—
Total	18,056	$47.15	—	—
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

101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104*
Cover Page Interactive Data File (included as Exhibit 101) -- the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

_______
* Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Aerojet Rocketdyne Holdings, Inc.

Date:	October 29, 2019	By:	/s/ Eileen P. Drake
Eileen P. Drake
Chief Executive Officer and President
(Principal Executive Officer)

Date:	October 29, 2019	By:	/s/ Paul R. Lundstrom
Paul R. Lundstrom
Vice President of Finance and Chief Financial Officer
(Principal Financial Officer)

Date:	October 29, 2019	By:	/s/ Daniel L. Boehle
Daniel L. Boehle
Vice President and Controller
(Principal Accounting Officer)