Form 10-K
period 2019-12-31
AEROJET ROCKETDYNE HOLDINGS, INC.
filed 2020-02-19
CIK 40888

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2019
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
Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☒
The aggregate market value of the voting common equity held by nonaffiliates of the registrant as of June 30, 2019, was $3.5 billion.
As of February 12, 2020, there were 78,709,885 outstanding shares of the Company’s common stock, including unvested common shares, $0.10 par value.
Portions of the 2020 Proxy Statement of Aerojet Rocketdyne Holdings, Inc. relating to its annual meeting of stockholders scheduled to be held on May 6, 2020, are incorporated by reference into Part III of this Report.

Aerojet Rocketdyne Holdings, Inc.
Annual Report on Form 10-K
For the Year Ended December 31, 2019

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
Our Internet website address is www.AerojetRocketdyne.com. We have made available through our Internet website, free of charge, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after such materials were electronically filed with, or furnished to, the SEC. We also make available on our Internet website our corporate governance guidelines and the charters for each of the following committees of our Board of Directors: Audit; Corporate Governance & Nominating; and Organization & Compensation. Copies of the Code of Conduct and the Company’s Corporate Governance Guidelines are available on the Company’s Internet website at www.AerojetRocketdyne.com (copies are available in print to any stockholder or other interested person who requests them by writing to Secretary, Aerojet Rocketdyne Holdings, Inc., 222 N. Pacific Coast Highway, Suite 500, El Segundo, California 90245).
Aerospace and Defense
Aerojet Rocketdyne is a world-recognized technology-based engineering and manufacturing company that develops and produces specialized power and propulsion systems, as well as armament systems. We develop and manufacture liquid and solid rocket propulsion, air-breathing hypersonic engines, and electric power and propulsion for space, defense, civil and commercial applications. Principal customers and end users include the DoD (including the U.S. Air Force ("USAF"), U.S. Army, Missile Defense Agency ("MDA"), and U.S. Navy), NASA, The Boeing Company ("Boeing"), Lockheed Martin Corporation ("Lockheed Martin"), Raytheon Company ("Raytheon"), and United Launch Alliance ("ULA").
We have demonstrated a legacy of successfully meeting the most challenging missions by producing some of the world’s most technologically advanced propulsion systems to meet our nation's critical needs. We believe we maintain a unique competitive position due to our strategic focus on creating and maintaining a broad spectrum of propulsion and energetic products assisted by the growing market demand for our innovative energy management technologies. The highly reliable nature of our revenue comes from the long-term nature of the programs with which we are involved, our attractive contract base and our deep customer relationships. High renewal rates, supported by our market leading technology provide us with a highly stable business base from which to grow. As of December 31, 2019, our remaining performance obligations, also referred to as backlog, totaled $5.4 billion and our funded backlog, which includes only amounts for which funding has been authorized by a customer and a purchase order has been received, totaled $2.1 billion.

Primary Markets and Programs
The markets and key programs we serve are:
Aerospace. We specialize in the development and production of propulsion and power systems for space applications. Our products include a broad market offering of both electric and chemical propulsion (liquid propellant engines and solid rocket motors) required for launch vehicle and in-space applications supporting defense, civil and commercial missions.
Our space products have a long, successful flight heritage with the U.S. government and we continue to provide strong support of National Security Space requirements enabling communications, navigation, intelligence, surveillance, and reconnaissance missions. We provide first stage and upper stage liquid propulsion for ULA’s Delta IV launch vehicle as well as the liquid upper stage propulsion for the Atlas V launch vehicle in support of the National Security Space Launch ("NSSL") program. In the commercial market, we provide space propulsion products to all major U.S. commercial satellite manufacturers.
We continue to support the exploration of deep space. During 2019, NASA committed to returning the U.S. to the Moon by 2024 with the Artemis program and we are a critical contributor to multiple elements of this historic endeavor. This year, we completed acceptance testing of all sixteen RS-25 engines and flight controllers needed to support the first four flights of NASA’s Space Launch System ("SLS") and completed core stage integration of the first set of these engines for Artemis I, the first launch of SLS. Also in support of Artemis I, we delivered the jettison motor for Orion’s Launch Abort System and qualified the motor for all future Artemis missions. Hardware deliveries for Artemis II have also begun, including auxiliary engines for integration into Orion’s European Service Module. In addition, Lockheed Martin awarded us a contract to support production of NASA’s Orion spacecraft fleet for Artemis missions three through five with an option to support missions six through eight. Finally, our Advanced Electric Propulsion System thruster for the Power and Propulsion Element of NASA’s Gateway demonstrated operation at full power for the first time; achieving an important program milestone for NASA’s orbiting lunar outpost for robotic and human exploration.
In support of Low Earth Orbit human spaceflight initiatives, astronauts installed new sets of our Lithium-Ion batteries into the International Space Station’s ("ISS") power system in 2019. These batteries will provide twice the kilowatt-hours than their predecessors at a fraction of the mass, and are expected to operate for at least ten years. In addition, we have a major role in Boeing’s CST-100 Starliner spacecraft for NASA, which will usher in a new era of commercial human spaceflight by ferrying astronauts to and from the ISS for NASA. The Starliner Orbital Flight Test ("OFT") demonstration mission launched on December 20, 2019, from Cape Canaveral Air Force Station in Florida; NASA and Boeing are currently reviewing the test results.
Our propulsion hardware supported all phases of the OFT mission, from launch on ULA's Atlas V launch vehicle with two RL10 engines powering the upper stage for orbital maneuvering to atmospheric re-entry with our thrusters. Prior to OFT, Boeing conducted a successful Starliner Pad Abort Test, during which the service module demonstrated its ability to separate itself from a simulated launch vehicle and propel itself and the crew module approximately one mile high and one mile downrange, and then separate from the crew module in a controlled manner using our propulsion.
We continued to mature critical technologies for our nation’s next generation of advanced hydrocarbon engines for future high-performance launch systems. In February 2016, the USAF awarded Aerojet Rocketdyne a Rocket Propulsion System Other Transaction Agreement ("OTA"), a public-private partnership, to develop the AR1 engine. Following the decision by the Launch Services Program competitors not to incorporate the AR1 in their new launch vehicle designs, we signed a modification to the existing OTA to design, build, and assemble only one AR1 engine.
Also in 2019, Aerojet Rocketdyne and Firefly Aerospace, Inc. ("Firefly") announced a cooperative agreement that combines the capabilities of both companies to provide flexible, sustainable and highly competitive space access solutions. This partnership with Firefly creates an opportunity to expand our customer base and represents a new paradigm for engagement with other emerging entrants as well.
In addition, along with NASA, Ball Aerospace and the Air Force Research Laboratory ("AFRL"), we supported the Green Propellant Infusion Mission, which is conducting a thirteen-month demonstration of a "green" propellant developed by the AFRL. The revolutionary mission is examining if this new propellant can improve overall efficiency while reducing the handling concerns associated with traditional spacecraft propellants.
A subset of our key space programs include: (i) RL10 and RS-68 engines/boosters that power the NSSL, (ii) RS-25 main engine for NASA’s SLS for deep space exploration, propulsion for the Orion human space capsule and the Starliner Commercial Crew Transportation Capability capsule, (iii) power systems for ISS and (iv) multiple in-space electric and chemical propulsion systems to provide orbit raising and satellite station positioning.
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

During 2019, we continued to expand our strong legacy propulsion franchises on the Standard Missile, Patriot Advanced Capability-3 ("PAC-3"), Terminal High Altitude Area Defense ("THAAD") and Guided Multiple Launch Rocket System ("GMLRS") missile programs. These franchise programs continue to be globally deployed in support of U.S. and allied armed forces.
As part of our continuing Competitive Improvement Program, we built on the previous transition of the energetic production of the Standard Missile-3 DACs and THAAD Boost Motor from our Sacramento, California facility to our Orange County, Virginia, and Camden, Arkansas, facilities. In 2019, we initiated recurring production activity at our new Advanced Manufacturing Facility in Huntsville, Alabama. This facility is now producing high-value non-energetic sub-assemblies for Standard Missile and THAAD.
In the hypersonic propulsion technology area, we added another competitively selected award for the Axial Upper Stage ("AUS") component technologies program from the MDA, in addition to last year's selection for the Hypersonic Conventional Strike Weapon ("HCSW") with Lockheed Martin and Operational Fires ("OpFires") with the U.S. Defense Advanced Research Projects Agency ("DARPA"). Significant development activity on all three programs occurred during 2019. Our work on complementary air-breathing propulsion (ramjet/scramjet) for hypersonic missiles continued in 2019 with completion of flight-ready engines.
In 2019, we were selected by Northrop Grumman Corporation ("Northrop") as their propulsion supplier for a large solid-propellant stage and the post-boost propulsion system of their Ground Based Strategic Deterrent ("GBSD") offering to the USAF. Northrop submitted the only offer for the USAF GBSD program, and the award is expected during the second half of 2020. The GBSD solid stage win continues our presence in the large solid rocket motor market segment.
Finally, in 2019, our Aerojet Rocketdyne Coleman Aerospace ("Coleman") business successfully completed the first mission of the C-17 aircraft deployed medium-range ballistic missile ("MRBM") target. Coleman also continued to expand its scope on the MRBM missile target program with the development of new subsystems that will allow target simulation of significantly more advanced threats.
A subset of our key defense programs include: Boosters and Solid DACs for the Navy’s Standard Missile family, Booster and Liquid DACs for THAAD, PAC-3, GMLRS, Stinger, Javelin, Tactical Tomahawk, Army Tactical Missile Systems ("ATACMS"), Tube-launched Optically-tracked Wire-guided ("TOW") warhead, and HAWK.
Information concerning the percentage of net sales attributable to our significant programs appears in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations under the caption "Major Customers."
Competition
The competitive dynamics of our business vary by product type and customer, but we experience many of the same challenges as the broader aerospace and defense industry. The large majority of products we manufacture are highly complex, technically sophisticated and extremely difficult or hazardous to build, which require rigorous manufacturing systems and highly specialized manufacturing equipment. While historically these factors posed substantial barriers to entry, modern design tools and manufacturing techniques (such as additive manufacturing) are enabling new entrants with the funding to enter this industry, leading to increased competition. To date, competition from new entrants has been limited to a few participants who tend to be narrowly focused on products that are sub-elements of our overall product portfolio. For example, new entrants such as SpaceX and Blue Origin, who have developed liquid fuel propulsion capabilities are primarily focused on the development of space propulsion systems for space launch vehicles and are not pursuing or participating in the missile defense or tactical propulsion products that make up a substantial portion of our overall business. These new competitors have signaled their intent to compete primarily on price and are willing to take on substantial risk exposure on development programs with unproven market potential and are, therefore, disrupting existing cost paradigms and manufacturing methodologies. For the in-space propulsion market, we also see a number of new startups entering the market in both small chemical propulsion and small electric propulsion systems targeted at the rapidly expanding small satellite market.
The following table lists the primary participants in the propulsion market (in alphabetical order):

Company	Parent	Propulsion Type
Aerojet Rocketdyne	Aerojet Rocketdyne Holdings, Inc.	Solid, liquid, air-breathing, electric
Airbus Defence and Space	Airbus	Solid, liquid, electric
Avio	Avio S.p.A	Solid, liquid
Busek	Busek Co. Inc.	Electric
Blue Origin LLC	Blue Origin	Liquid
Electron Technologies, Inc.	L-3 Communications Corporation	Electric
General Dynamics OTS	General Dynamics	Solid
Moog Inc.	Moog Inc.	Liquid
Nammo Talley	Nammo Talley	Solid, liquid
Northrop Grumman Innovation Systems	Northrop Grumman Corporation	Solid, liquid, air-breathing
Safran	Safran	Solid, liquid, electric
SpaceX	SpaceX	Liquid, electric

Industry Overview
Our primary aerospace and defense customers include the DoD and its agencies, NASA, and the prime contractors that supply products to these customers. We rely on U.S. government spending on aerospace and defense products and systems and our backlog depends, in large part, on continued funding by the U.S. government for the programs in which we are involved. These funding levels are not generally correlated with any specific economic cycle, but rather follow the cycle of general public policy and political support for this type of funding. Moreover, although our contracts will be performed over a period of several years, the U.S. Congress must appropriate funds for a given program and the U.S. President must sign into law such appropriations legislation each government fiscal year ("GFY") that may significantly increase, decrease or eliminate, funding for a program. A decrease in DoD and/or NASA expenditures, the elimination or curtailment of a material program in which we are or hope to be involved, or changes in payment patterns of our customers as a result of changes in U.S. government outlays, could have a material adverse effect on our operating results, financial condition, and/or cash flows.
In December of 2019, the U.S. President signed Public Law 116-93, which included full-year appropriations bills for GFY 2020 for the DoD and NASA, and all other government agencies. The bill includes topline funding of $695.6 billion for defense spending, an increase of $20.7 billion above GFY 2019. The NASA portion of the bill includes topline funding of $22.6 billion, $1.1 billion above GFY 2019.
Major Customers
Information concerning major customers appears in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations under the caption "Major Customers."
Contract Types
Research and development ("R&D") contracts are awarded during the early stages of a program’s development. Production contracts provide for the production and delivery of mature products for operational use. Aerojet Rocketdyne’s contracts are largely categorized as either "fixed-price" (largely used by the U.S. government for production-type contracts) or "cost-reimbursable" (largely used by the U.S. government for development-type contracts). During 2019, approximately 61% of our net sales were from fixed-price contracts and 39% from cost-reimbursable contracts.
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
In addition, OTA contracts are becoming more prevalent in the developmental stages of U.S. government procurements. An OTA is a special vehicle used by federal agencies for obtaining or advancing R&D or prototypes. The U.S. government's procurement regulations and certain procurement statutes do not apply to OTAs, and accordingly, other transaction authority gives agencies the flexibility necessary to develop agreements tailored to a particular transaction. Generally, our sales and backlog figures do not include work we have under contracts obligated by the customer under an OTA as our share of the contract costs are recognized as company-funded R&D.
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
Research and Development
We view R&D efforts as critical to maintaining our leadership position in markets in which we compete. Our R&D is primarily supported by customer funding. Our company-funded R&D efforts include expenditures for technical activities that are vital to the development of new products, services, processes or techniques, as well as those expenses for significant improvements to existing products or processes. See Note 1(s) in the consolidated financial statements in Item 8 of this Report for additional information on R&D expenditures.
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
The Sacramento Land is made up of 5,203 acres previously used for our aerospace and defense operations, 628 acres available for future entitlement, and 5,563 acres for future development under the brand name "Easton". Easton has 3,904 acres that are fully entitled. The term "entitlement" is generally used to denote the required set of regulatory approvals required to allow land to be zoned for new requested uses. Required regulatory approvals vary with each jurisdiction and each zoning proposal and may include permits, land use master plans, zoning designations, state and federal environmental documentation, and other regulatory approvals unique to the land. The entitlement and development process in California is long and uncertain with approvals required from various authorities, including local jurisdictions, and in select projects, permits required by federal agencies such as the U.S. Army Corps of Engineers and the U.S. Department of Interior, Fish and Wildlife Service, and others prior to construction.
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
The following table summarizes the Sacramento Land (in acres):

	Environmentally Unrestricted	Environmentally Restricted (1)	Total	Entitled
Glenborough and Easton Place	1,043	349	1,392	1,392
Rio del Oro	1,818	491	2,309	2,309
Westborough	1,387	272	1,659	—
Hillsborough (2)	51	97	148	148
Office Park and Auto Mall	47	8	55	55
Total Easton acreage	4,346	1,217	5,563	3,904
Former operations land (3)	24	5,179	5,203
Land available for future entitlement (4)	386	242	628
Total Sacramento Land	4,756	6,638	11,394
_________

(1)
Indicates land subject to restrictions imposed by state and/or federal regulatory agencies because of our historical propulsion system testing and manufacturing activities. We are actively working with the various regulatory agencies to have the restrictions removed as early as practicable, and the solutions to use these lands within Easton have been accounted for in the various land use plans and granted entitlements. See Note 9(b) in the consolidated financial statements in Item 8 of this Report for a discussion of the federal and/or state environmental restrictions affecting portions of the Sacramento Land.

(2) The remaining 148 acres designated in Hillsborough will be transferred, per the completed purchase and sale contract from 2015, when the required environmental remediation work is completed.

(3)
In 2019, we completed our manufacturing commitments in our Sacramento, California facility and transitioned the Sacramento site to host our shared services function. See additional information in Note 12 in the consolidated financial statements in Item 8 of this Report.

(4)
We believe it will be several years before any of this excess Sacramento Land is available for future change in entitlement. Some of this excess land is outside the current Urban Services Boundary established by the County of Sacramento and all of it is far from existing infrastructure, making it uneconomical to pursue entitlement for this land at this time.

Leasing
We currently lease office space in Sacramento to various third parties that generated $7.5 million in revenue in 2019.
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
We did not incur material capital expenditures for environmental control facilities in 2019 nor do we anticipate any material capital expenditures in 2020 and 2021. See Management’s Discussion and Analysis in Part II, Item 7 "Environmental Matters" of this Report for additional information.
Additional information on the risks related to environmental matters can be found under "Risk Factors" in Item 1A of this Report, including the material effects on compliance with environmental regulations that may impact our competitive position and operating results.
Employees
As of December 31, 2019, 9% of our 4,814 employees were covered by collective bargaining agreements. We believe that our relations with our employees and unions are good.
Item 1A. Risk Factors
Reductions, delays or changes in U.S. government spending, including failure to timely appropriate funding, may reduce, delay or cancel certain programs in which we participate and as a result adversely affect our financial results.
Our primary aerospace and defense customers include the DoD and its agencies, NASA, and the prime contractors that supply products to these customers. We rely on particular levels of U.S. government spending on propulsion systems for defense, space and armament systems for precision tactical weapon systems and munitions applications, and our backlog depends, in a large part, on continued funding by the U.S. government for the programs in which we are involved. These spending levels are not generally correlated with any specific economic cycle, but rather follow the cycle of general public policy and political support for this type of spending. Moreover, although our contracts often contemplate that our services will be performed over a period of several years, the U.S. President must propose and Congress must appropriate funds for a given program each GFY and may significantly change, increase, reduce or eliminate, funding for a program. The failure by Congress to approve future budgets on a timely basis could delay procurement of our products and services and cause us to lose future sales. If a prolonged government shutdown were to occur, it could result in program cancellations, disruptions and/or stop work orders and could limit the U.S. government’s ability to make timely payments, and our ability to perform on our U.S. government contracts.
In addition, a decrease in the DoD and/or NASA expenditures, the elimination or curtailment of a material program in which we are involved, or changes in payment patterns of our customers as a result of changes in U.S. government spending, could have a material adverse effect on our operating results, financial condition, and/or cash flows.
The cancellation or material modification of one or more significant contracts could adversely affect our financial results.
Sales, directly and indirectly, to the U.S. government and its agencies accounted for approximately 96% of our total net sales in 2019. Our contracts typically permit the U.S. government to unilaterally modify or terminate a contract or to discontinue funding for a particular program at any time. The cancellation of a contract, if terminated for cause, could also subject us to liability for the excess costs incurred by the U.S. government in procuring undelivered items from another source. If terminated for convenience, our recovery of costs would be limited to amounts already incurred or committed (including severance costs for terminated employees), and our profit would be limited based on the work completed prior to termination.
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
In 2019, approximately 61% of our net sales were from fixed-price contracts, most of which are in mature production mode. Under fixed-price contracts, we agree to perform specified work for a fixed price and realize all of the profit or loss resulting from variations in the costs of performing the contract. As a result, all fixed-price contracts involve the inherent risk of unreimbursed cost overruns. To the extent we incur unanticipated cost overruns on a program or platform subject to a fixed-price contract, our profitability would be adversely affected. Future profitability is subject to risks including the ability of suppliers to deliver components of acceptable quality on schedule and the successful implementation of automated tooling in production processes.
In 2019, approximately 39% of our net sales were from cost reimbursable contracts. Under cost reimbursable contracts, we agree to be reimbursed for allowable costs and paid a fee. When our costs are in excess of the final target cost, fees and our margin may be adversely affected. If our costs exceed authorized contract funding or do not qualify as allowable costs under applicable regulations, those costs are expensed, and we will not be reimbursed for those costs. Cost overruns may adversely affect our financial performance and our ability to win new contracts.
Also, certain costs such as those related to charitable contributions, advertising, interest expense, and public relations are generally not allowable, and therefore not recoverable through U.S. government contracts. Unexpected variances in unallowable costs may adversely affect our financial performance.
We use estimates when accounting for certain contracts and changes in these estimates may have a significant impact on our financial results.
Our quarterly and annual sales are affected by a variety of factors that may lead to significant variability in our operating results. In our Aerospace and Defense segment, sales earned under long-term contracts are recognized either on a cost basis, when deliveries are made, or when contractually defined performance milestones are achieved. The timing of deliveries or milestones may fluctuate from quarter to quarter. We evaluate the contract value and cost estimates for performance obligations at least quarterly, and more frequently when circumstances change significantly which is described in more detail in Note 1(r) in the consolidated financial statements in Item 8 of this Report. Changes in estimates and assumptions related to the status of certain long-term contracts which could have a material adverse effect on our operating results, financial condition, and/or cash flows.
Our success and growth depends on our ability to execute long-standing programs and periodically secure new contracts in a competitive environment.
Our sales are primarily derived from long-standing contracts (often sole source) where we are the long-term incumbent. The challenge is to successfully utilize our technical, engineering, manufacturing, and management skills to execute these programs for the customer, to continue to innovate and refine our solutions, and to offer the customer increasing affordability in an era of fiscal restraint. If we are unable to successfully execute these long-standing programs, our ability to retain existing customers and attract new customers may be impaired.
In addition, we continue to be subject to intense competition in certain sectors. For example, we face increasing competition from emerging spaceflight companies such as SpaceX and Blue Origin, who have developed liquid fuel propulsion capabilities which are primarily focused on the development of space propulsion systems for heavy lift launch vehicles. For the in-space propulsion market, we also see a number of new startups entering the market in both small chemical propulsion and small electric propulsion systems targeted at the rapidly expanding small satellite market. The U.S. government also has its own manufacturing capabilities in some areas. We may be unable to compete successfully with our competitors and our inability to do so could result in a decrease in sales, profits, and cash flows that we historically have generated from certain contracts. Further, the U.S. government may open to competition programs on which we are currently the sole supplier, which could have a material adverse effect on our operating results, financial condition, and/or cash flows.
If our subcontractors or suppliers fail to perform their contractual obligations, our contract performance and our ability to win new contracts may be adversely affected.
We rely on subcontractors to perform a portion of the services we agree to provide our customers, and on suppliers to provide raw materials and component parts for our contract performance. A failure by one or more of our subcontractors or suppliers to satisfactorily provide on a timely basis the agreed-upon services or supplies may affect our ability to perform our contractual obligations. Deficiencies in the performance of our subcontractors and/or suppliers could result in liquidated damages or our customers terminating their contract with us for default. A termination for default could expose us to liability and adversely affect our financial performance and our ability to win new contracts.
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
The supply of ammonium perchlorate, a principal raw material used in solid propellant for many years, has been limited to a domestic independent single source that supplies the majority of the domestic solid propellant industry, and actual pricing is based on the total industry demand. The completion of the Space Shuttle Program reduced demand, resulting in significant unit price increases. The abnormal escalation pricing language in our contracts and proposals may not be successful in passing the entire price increase on to the customer or may have a reduced profit margin as a result of any such price increase. Efforts to minimize impacts through contracting levers may not be successful.
We are also impacted, as is the rest of the industry, by fluctuations in the sustained availability, prices and lead-times of raw materials used in production on various fixed-price contracts, particularly on multi-year programs. We continue to experience volatility in the price and lead-times of certain commodity metals, electronic components, and constituent chemicals. Additionally, we may not be able to continue to negotiate with our customers for economic and/or price adjustment clauses tied to obsolete materials and commodity indices to reduce program impact. The DoD also continues to rigorously enforce the provisions of the "Berry Amendment" which imposes a requirement to procure certain strategic materials critical to national security only from U.S. sources. Similarly, European laws and regulations that apply to our business have additional strategic material sourcing requirements. Cost remains a concern as this industry continues to quote "price in effect" at time of shipment terms, increasing the cost risk to our programs.
An emerging challenge to the extended supply chain is U.S. government contracting regulations to comply with stringent cyber security regulations that may influence the cost of material and services on U.S. government contracts. Further, a relatively recent MDA requirement to pre-approve supplier background screening processes of personnel that will have access to "controlled unclassified information" and separately approve any supplier personnel with dual citizenship has been challenging due to delays at MDA in approving requests which will potentially impact the award of subcontracts while approval is pending. Cyber security requirements will prove to be a continuing challenge as some small key/critical suppliers do not have the capability or infrastructure to support the requirements.
We are monitoring for significant changes across our supply chain due to increased tariffs on materials imported directly, or significant effects tariffs had on domestic materials indirectly.
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
We routinely defend against various cyber and other security threats against our defenses to protect the confidentiality, integrity and availability of our information technology infrastructure, supply chain, business or customer information and other threats. We are also subject to similar security threats at customer sites that we operate and manage as a contractual requirement.
The threats we face range from attacks common to most industries to more advanced and persistent, highly organized adversaries, insider threats and other threat vectors targeting us and other defense and aerospace companies; because we protect national security information. In addition, cyber threats are evolving, growing in their frequency and include, but are not limited to, malicious software, destructive malware, attempts to gain unauthorized access to data, disruption or denial of service attacks, and other electronic security breaches that could lead to disruptions in mission critical systems, unauthorized release of confidential, personal or otherwise protected information (ours or that of our employees, customers or partners), and corruption of data, networks or systems. We also could be impacted by cyber threats or other disruptions or vulnerabilities found in products we use or in our partners’ or customers’ systems that are used in connection with our business.
If we are unable to protect sensitive information or the integrity of our systems, our customers or governmental authorities could question the adequacy of our threat mitigation and detection processes and procedures. There can be no assurance that the variety of efforts, procedures and controls we deploy to monitor and minimize the likelihood and impact of adverse cyber security incidents will be sufficient. The costs related to cyber or other security threats or disruptions may not be fully insured or indemnified by other means. The occurrence of any of these events could adversely affect our internal operations, the services we provide to our customers, our future financial results, or our reputation. Such events could also result in the loss of competitive advantages derived from our R&D efforts or other intellectual property, early obsolescence of our products and services, or contractual penalties. Moreover, we may be required to expend significant additional resources to modify our cyber security protective measures, to investigate and remediate vulnerabilities or other exposures or to make required notifications, and we may be subject to litigation and financial losses.
Tax changes could affect our effective tax rate and future profitability
Our effective tax rate for 2019 was 26.5% compared with 27.2% for 2018. Changes in applicable U.S. tax laws and regulations, or their interpretation and application, including the possibility of retroactive effect, could affect our tax expense and profitability. In December 2017, the Tax Cuts and Jobs Act of 2017 ("Tax Act") was signed into law and the U.S. Department of Treasury continues to release new and clarifying guidance on certain provisions of the Tax Act, which we continue to evaluate during the period of enactment. This new guidance could require us to make adjustments to amounts we have previously recorded, which could have a material adverse effect on our operating results, financial condition, and/or cash flows.
Our Competitive Improvement Program ("CIP") may not be successful in aligning our operations to current market conditions.
During 2015, we initiated the first phase ("Phase I") of our CIP comprised of activities and initiatives aimed at reducing costs in order for us to continue to compete successfully. Phase I was comprised of three major components: (i) facilities optimization and footprint reduction; (ii) product affordability; and (iii) reduced administrative and overhead costs. On April 6, 2017, the Board of Directors approved the second phase ("Phase II") of our previously announced CIP. Pursuant to Phase II, we expanded CIP and further consolidated our Sacramento, California, and Gainesville, Virginia sites, while we centralized and expanded our existing presence in Huntsville, Alabama. We have incurred and will continue to incur significant expenditures to implement the CIP. The CIP may be insufficient to successfully restructure our operations through, among other ways, the relocation of programs or the inability to transition institutional program knowledge, to conform with the changes affecting our industry, and may disrupt our operations. See additional information in Note 12 in the consolidated financial statements in Item 8 of this Report.
Our pension plans are currently underfunded and we expect to be required to make cash contributions in future periods, which may reduce the cash available for our businesses.
As of December 31, 2019, the pension assets, projected benefit obligations, and unfunded pension obligation were $932.5 million, $1,349.8 million, and $417.3 million, respectively. In 2020, we expect to make contributions of approximately $46.0 million to our tax-qualified defined benefit pension plan, including $13.9 million of cash and $32.1 million of prepayment credits. During 2019, we used $38.9 million of prepayment credits to fund our tax-qualified defined benefit pension plan. We generally are able to recover contributions related to our tax-qualified defined benefit pension plan as allowable costs on our U.S. government contracts, but there are differences between when we contribute to our tax-qualified defined benefit pension plan under pension funding rules and when it is recoverable under Cost Accounting Standards ("CAS").
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
Additionally, the level of returns on retirement benefit assets, changes in interest rates, increases in Pension Benefit Guaranty Corporations premiums, changes in regulations, changes in mortality rate assumptions, and other factors affect our financial results. The timing of recognition of retirement benefits expense or income in our financial statements differs from the timing of the required funding under the Pension Protection Act or the amount of funding that can be recorded in our overhead rates through our U.S. government contracting business. Significant cash contributions in future periods could materially adversely affect our business, operating results, financial condition, and/or cash flows.
The level of returns on retirement benefit assets, changes in interest rates, changes in legislation, and other factors affect our financial results.
Our earnings are positively or negatively impacted by the amount of expense or income we record for our employee retirement benefit plans. We calculate the expense for the plans based on actuarial valuations. These valuations are based on assumptions that we make relating to financial market and other economic conditions. Changes in key economic indicators result in changes in the assumptions we use. The key assumptions used to estimate retirement benefits expense for the following year are the discount rate and expected long-term rate of return on assets. Our pension expense or income can also be affected by legislation and other government regulatory actions.

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
There may be liabilities of the acquired companies that we fail to, or were unable to, discover during our due diligence investigation of each business that we have acquired or may acquire and for which we, as a successor owner, may be responsible. Our efforts to minimize the impact of these types of potential liabilities through indemnities and warranties from sellers in connection with acquisitions may not fully cover the liabilities due to limitations in scope, amount or duration, financial limitations of the indemnitor or warrantor, or other reasons.
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
Many of the products we develop and manufacture are technologically advanced systems that must function under demanding operating conditions. The sophisticated and rigorous design, manufacturing and testing processes and practices we employ do not entirely prevent the risk that we may not be able to successfully launch or manufacture our products on schedule or that our products may not perform as intended.
When our products fail to perform adequately, some of our contracts require us to forfeit a portion of our expected profit, receive reduced payments, provide a replacement product or service or reduce the price of subsequent sales to the same customer. Performance penalties may also be imposed when we fail to meet delivery schedules or other measures of contract performance. We do not generally insure against potential costs resulting from any required remedial actions or costs or loss of sales due to postponement or cancellation of scheduled operations or product deliveries.
Our operations and properties are currently the subject of significant environmental liabilities, and the numerous environmental and other government requirements to which we are subject may become more stringent in the future.
We are subject to federal, state, and local environmental laws and regulations that, among other things, require us to obtain permits to operate and install pollution control equipment and regulate the generation, storage, handling, transportation, treatment, and disposal of hazardous and solid wastes. These requirements may become more stringent in the future. Additional regulations dictate how and to what level we remediate contaminated soils and the level to which we are required to clean contaminated groundwater. These requirements may also become more stringent in the future. We may also be subject to fines and penalties relating to the operation of our existing and formerly owned businesses. We have been and are subject to toxic tort and asbestos lawsuits as well as other third-party lawsuits, due to either our past or present use of hazardous substances or the alleged on-site or off-site contamination of the environment through past or present operations. We may incur material costs in defending these claims and lawsuits and any similar claims and lawsuits that may arise in the future. Contamination at our current and former properties is subject to investigation and remediation requirements under federal, state and local laws and regulations, and the full extent of the required remediation has not yet been determined. Any adverse judgment or cash outlay could have a significant adverse effect on our operating results, financial condition, and/or cash flows.
Given the many uncertainties involved in assessing liability for environmental claims, our established reserves may not be sufficient, which could adversely affect our financial results and cash flows.
As of December 31, 2019, the aggregate range of our estimated future environmental obligations was $309.2 million to $459.8 million and the accrued amount was $309.2 million. In many cases the nature and extent of the required remediation has not yet been determined. Given the many uncertainties involved in assessing liability for environmental claims, our reserves may prove to be insufficient. The reserves are based only on known sites and the known contamination at those sites. It is possible that additional sites needing remediation may be identified or that unknown contamination at previously identified sites may be discovered. It is also possible that the regulatory agencies may change clean-up standards for chemicals of concern such as ammonium perchlorate and trichloroethylene. This could lead to additional expenditures for environmental remediation in the future and, given the uncertainties involved in assessing liability for environmental claims, our reserves may prove to be insufficient.
Most of our environmental costs are incurred by our Aerospace and Defense segment, and certain of these future costs are allowed to be included in our U.S. government contracts. We currently estimate approximately 12% of our Aerospace and Defense segment environmental costs will not likely be reimbursable.
Our environmental expenses related to non-Aerojet Rocketdyne sites are generally not recoverable and a significant increase in these estimated environmental expenses could have a significant adverse effect on our operating results, financial condition, and/or cash flows.
We face certain significant risk exposures and potential liabilities that may not be adequately covered by insurance.
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
If we are unable to obtain or maintain protections for proprietary technology and inventions through patents and other proprietary rights protections, we may not be able to prevent third parties from using our proprietary rights. In addition, we may incur significant expense in protecting our intellectual property.
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
We have a substantial amount of debt for which we are required to make interest and principal payments. Interest on long-term financing is not a recoverable cost under our U.S. government contracts. As of December 31, 2019, we had $675.8 million of debt principal. Subject to the limits contained in some of the agreements governing our outstanding debt, we may incur additional debt in the future. Our maintenance of higher levels of indebtedness could have adverse consequences including impairing our ability to obtain additional financing in the future.
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
We are obligated to comply with financial and other covenants outlined in our debt indentures and agreements that could restrict our operating activities. A failure to comply could result in a default which would, if not waived by the lenders, likely come with substantial cost and accelerate the payment of our debt.
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
Based on our existing debt agreements, we were in compliance with our financial and non-financial covenants as of December 31, 2019. Any of the covenants described in this risk factor may restrict our operations and our ability to pursue potentially advantageous business opportunities. Our failure to comply with these covenants could result in an event of default that, if not cured or waived, could result in the acceleration of our amended and restated senior credit facility entered into on September 20, 2018, (the "Senior Credit Facility") with the lenders identified therein and Bank of America, N.A., as administrative agent and the 2.25% Convertible Senior Notes ("2¼% Notes"). In addition, our failure to pay principal and interest when due is a default under the Senior Credit Facility, and in certain cases, would cause cross defaults on the 2¼% Notes.
We may be adversely affected by changes in London Inter-Bank Offered Rate ("LIBOR") reporting practices or the method by which LIBOR is determined.
In July 2017, the United Kingdom’s Financial Conduct Authority, which regulates the LIBOR, announced that it intends to phase out LIBOR by the end of 2021. After 2021, it is unclear whether banks will continue to provide LIBOR submissions to the administrator of LIBOR, and no consensus currently exists as to what benchmark rate or rates may become accepted alternatives to LIBOR. In the U.S., efforts to identify a set of alternative U.S. dollar reference interest rates include proposals by the Alternative Reference Rates Committee ("ARRC") that has been convened by the Federal Reserve Board and the Federal Reserve Bank of New York. We cannot currently predict the effect of the discontinuation of, or other changes to, LIBOR or any establishment of alternative reference rates in the U.S., the European Union or elsewhere on the global capital markets. The uncertainty regarding the future of LIBOR, as well as the transition from LIBOR to any alternative reference rate or rates, could have adverse impacts on floating rate obligations, loans, deposits, derivatives and other financial instruments that currently use LIBOR as a benchmark rate. Borrowings under our Senior Credit Facility, which consists of a revolver and term loan, constitute our most significant exposure to this transition and there is no guarantee that a shift from LIBOR to a new reference rate will not result in increases to our borrowing costs.
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
If unfavorable economic or other conditions affect the region, our plans and business strategy could be adversely affected.
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
As of December 31, 2019, 9% of our employees were covered by collective bargaining agreements. In the future, if we are unable to negotiate acceptable new agreements with the unions, upon expiration of the existing contracts, we could experience a strike or work stoppage. Even if we are successful in negotiating new agreements, the new agreements could call for higher wages or benefits paid to union members, which would increase our operating costs and could adversely affect our profitability. If our unionized workers were to engage in a strike or other work stoppage, or other non-unionized operations were to become unionized, we could experience a significant disruption of operations at our facilities or higher ongoing labor costs. A strike or other work stoppage in the facilities of any of our major customers or suppliers could also have similar effects on us.
Item 1B. Unresolved Staff Comments
None.
Item  2. Properties
Significant operating, manufacturing, research, design, and/or marketing locations are set forth below.
Facilities
Corporate Headquarters
Aerojet Rocketdyne Holdings, Inc.
222 N. Pacific Coast Highway, Suite 500
El Segundo, California 90245

Aerospace and Defense
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
Item 3. Legal Proceedings
See Note 9(a) in the consolidated financial statements in Item 8 of this Report for information relating to our legal proceedings.
Item 4. Mine Safety Disclosures
None.
PART II
Item  5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
As of February 12, 2020, there were 5,556 holders of record of our common stock. Our common stock is listed on the New York Stock Exchange under the trading symbol "AJRD." On February 12, 2020, the last reported sale price of our common stock on the New York Stock Exchange was $54.90 per share.
We do not currently have a share repurchase program. The table below provides information about shares surrendered to us to pay employee withholding taxes due upon the vesting of restricted stock.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased under the Plans or Programs
October 1, 2019 through October 31, 2019	922	$47.68	—	—
November 1, 2019 through November 30, 2019	14,777	$43.77	—	—
December 1, 2019 through December 31, 2019	6,966	$45.69	—	—
Total	22,665	$44.52	—	—
Information concerning long-term debt appears in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations under the caption "Liquidity and Capital Resources" and in Part II, Item 8. Financial Statements and Supplementary Data at Note 7 in the consolidated financial statements.
Information concerning securities authorized for issuance under our equity compensation plans appears in Part III, Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters under the caption "Equity Compensation Plan Information."

Stock Performance Graph
The following graph compares the cumulative total stockholder returns, calculated on a dividend reinvested basis, on $100 invested in our common stock in November 2014 with the cumulative total return of (i) the Standard & Poor’s 500 Composite Stock Price Index ("S&P 500 Index"), and (ii) the Standard & Poor’s 500 Aerospace & Defense Index. The stock price performance shown on the graph is not necessarily indicative of future performance.
Comparison of Cumulative Total Stockholder Return Among
Aerojet Rocketdyne, S&P 500 Index, and the S&P 500 Aerospace & Defense Index,
November 2014 through December 2019

Company/Index	Base Year 2014	Year Ended
		November 30,	December 31,	December 31,	December 31,	December 31,
		2015	2016	2017	2018	2019

Aerojet Rocketdyne Holdings, Inc.	$100.00	$105.03	$107.49	$186.83	$210.96	$273.41
S&P 500 Index	100.00	102.75	113.22	137.94	131.89	173.42
S&P 500 Aerospace & Defense	100.00	106.62	125.78	177.83	163.47	213.06

Item 6. Selected Financial Data
The following selected financial data is qualified by reference to and should be read in conjunction with the consolidated financial statements, including the notes thereto in Item 8. Financial Statements and Supplementary Data and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	Year Ended					One Month Ended
	December 31,	December 31,	December 31,	December 31,	November 30,	December 31,
	2019	2018	2017	2016	2015	2015
	(In millions, except per share amounts)
Net sales	$1,981.5	$1,895.9	$1,877.2	$1,761.3	$1,708.3	$96.3
Net income (loss)	141.0	137.3	(9.2)	18.0	(16.2)	7.0
Basic earnings (loss) per share of common stock ("EPS")	1.79	1.80	(0.13)	0.27	(0.27)	0.11
Diluted EPS	1.69	1.75	(0.13)	0.27	(0.27)	0.10
Supplemental statement of operations information:
Net income (loss)	$141.0	$137.3	$(9.2)	$18.0	$(16.2)	$7.0
Interest expense	35.7	34.4	30.9	32.5	50.4	3.8
Interest income	(15.5)	(10.0)	(3.5)	(0.6)	(0.3)	—
Income tax provision	50.9	51.3	96.1	11.2	0.3	2.0
Depreciation and amortization	74.5	72.3	72.6	64.9	65.1	5.1
GAAP retirement benefits expense	26.1	57.6	73.2	68.9	67.6	5.6
CAS recoverable retirement benefits expense	(41.3)	(38.2)	(36.2)	(29.5)	(17.9)	(2.6)
Unusual items	0.3	0.2	(1.0)	34.5	51.9	0.4
Adjusted EBITDAP (Non-GAAP measure)*	$271.7	$304.9	$222.9	$199.9	$200.9	$21.3
Net income (loss) as percentage of net sales	7.1%	7.2%	(0.5)%	1.0%	(0.9)%	7.3%
Adjusted EBITDAP (Non-GAAP measure) as a percentage of net sales	13.7%	16.1%	11.9%	11.3%	11.8%	22.1%
Cash flow information:
Cash flow provided by operating activities	$261.2	$252.7	$212.8	$158.7	$67.6	$0.1
Capital Expenditures	(42.9)	(43.2)	(29.4)	(47.6)	(36.8)	(1.2)
Free Cash Flow*	$218.3	$209.5	$183.4	$111.1	$30.8	$(1.1)
Balance Sheet information:
Total assets	$2,707.8	$2,490.1	$2,258.7	$2,249.5	$2,034.9	$2,023.3
Total debt principal	675.8	672.8	670.9	725.6	652.0	650.6
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

 Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the other sections of this Report, including the consolidated financial statements and notes thereto appearing in Item 8 of this Report, the risk factors appearing in Item 1A of this Report, and the disclaimer regarding forward-looking statements appearing at the beginning of Item 1 of this Report. We have elected to omit discussion of the earliest of the three years covered by the consolidated financial statements presented. Refer to Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations located in our Form 10-K for the fiscal year ended December 31, 2018, filed with the SEC on February 19, 2019, for the discussion of the year ended December 31, 2017, the earliest of the three fiscal years presented.
Overview
A summary of the significant financial highlights for 2019, which management uses to evaluate our operating performance and financial condition, is presented below.

•	Net sales for 2019 totaled $1,981.5 million compared with $1,895.9 million for 2018.

•	Net income for 2019 was $141.0 million, or $1.69 diluted EPS, compared with $137.3 million, or $1.75 diluted EPS for 2018.

•	Adjusted Net Income (Non-GAAP measure*) for 2019 was $130.1 million, or $1.56 Adjusted EPS (Non-GAAP measure*), compared with $151.5 million, or $1.93 Adjusted EPS for 2018.

•	Adjusted EBITDAP (Non-GAAP measure*) for 2019 was $271.7 million compared with $304.9 million for 2018.

•	Cash provided by operating activities in 2019 totaled $261.2 million compared with $252.7 million in 2018.

•	Free cash flow (Non-GAAP measure*) in 2019 totaled $218.3 million compared with $209.5 million in 2018.

•	Total backlog as of December 31, 2019, was $5.4 billion compared with $4.1 billion as of December 31, 2018.
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
Major Customers
The principal end user customers of our products and technology are primarily agencies of the U.S. government. Since a majority of our sales are, directly or indirectly, to the U.S. government, funding for the purchase of our products and services generally follows trends in U.S. aerospace and defense spending. However, individual U.S. government agencies, which include the military services, NASA, MDA, and the prime contractors that serve these agencies, exercise independent purchasing power within "budget top-line" limits. Therefore, sales to the U.S. government are not regarded as sales to one customer, but rather each contracting agency is viewed as a separate customer.
The following table summarizes net sales to the U.S. government and its agencies, including net sales to significant customers disclosed below:

Year Ended December 31,	Percentage of Net Sales
2019	96%
2018	94

The following table summarizes net sales by principal end user in 2019:

NASA	27%
U.S. Air Force	14
U.S. Army	19
MDA	23
U.S. Navy	6
Other U.S. government	7
Total U.S. government customers	96
Other customers	4
Total	100%
The following table summarizes the percentages of net sales for significant programs, all of which are included in the U.S. government sales and are comprised of multiple contracts:

	Year Ended December 31,
	2019	2018
RS-25 program	17%	14%
Standard Missile program	13	13
THAAD program	10	11
PAC-3 program	10	8
The following table summarizes customers that represented more than 10% of net sales, each of which involves sales of several product lines and programs:

	Year Ended December 31,
	2019	2018
Lockheed Martin	33%	30%
NASA	21	18
Raytheon	17	19
ULA	10	17
Industry Update
Information concerning our industry appears in Part I, Item 1. Business under the caption "Industry Overview."
Competitive Improvement Program
During 2015, we initiated Phase I of our CIP comprised of activities and initiatives aimed at reducing costs in order for us to continue to compete successfully. Phase I was comprised of three major components: (i) facilities optimization and footprint reduction; (ii) product affordability; and (iii) reduced administrative and overhead costs. On April 6, 2017, the Board of Directors approved Phase II of our previously announced CIP. Pursuant to Phase II, we expanded CIP and further consolidated our Sacramento, California, and Gainesville, Virginia sites, while we centralized and expanded our existing presence in Huntsville, Alabama. When fully implemented, we anticipate that the CIP will result in annual costs that are $230.0 million below levels anticipated prior to the CIP.
We currently estimate that we will incur restructuring and related costs of the Phase I and II programs of approximately $197.0 million (including approximately $60.5 million of capital expenditures), which is down $38.0 million compared with our initial cost estimate of $235.0 million. Our current estimate of $197.0 million has decreased from the prior year primarily due to continued efficiencies in program transitions and lower than expected employee costs. We have incurred $170.4 million of such costs through December 31, 2019, including $53.5 million in capital expenditures.

Environmental Matters
Our current and former business operations are subject to, and affected by, federal, state, and local environmental laws and regulations relating to the discharge, treatment, storage, disposal, investigation, and remediation of certain materials, substances, and wastes. See Notes 9(b) and 9(c) in the consolidated financial statements in Item 8 of this Report and "Environmental Matters" below for summary of our environmental reserve activity.
Capital Structure
We have a substantial amount of debt for which we are required to make interest and principal payments. Interest on long-term financing is not a recoverable cost under our U.S. government contracts. As of December 31, 2019, we had $637.0 million of debt outstanding.
Retirement Benefits
As of the last measurement date at December 31, 2019, the pension assets, projected benefit obligations, and unfunded pension obligation were $932.5 million, $1,349.8 million, and $417.3 million, respectively. We estimate that 83% of our unfunded pension obligation as of December 31, 2019, is related to our U.S. government contracting business, Aerojet Rocketdyne.
We expect to make contributions of approximately $46.0 million to our tax-qualified defined benefit pension plan in 2020, including $13.9 million of cash and $32.1 million of prepayment credits. We generally are able to recover contributions related to our tax-qualified defined benefit pension plan as allowable costs on our U.S. government contracts, but there are differences between when we contribute to our tax-qualified defined benefit pension plan under pension funding rules and when it is recoverable under CAS.
Information Technology and Cyber Security
We routinely defend against various cyber and other security threats against our defenses to protect the confidentiality, integrity and availability of our information technology infrastructure, supply chain, business or customer information and other threats. We are also subject to similar security threats at customer sites that we operate and manage as a contractual requirement.
The threats we face range from attacks common to most industries to more advanced and persistent, highly organized adversaries, insider threats and other threat vectors targeting us and other defense and aerospace companies; because we protect national security information. In addition, cyber threats are evolving, growing in their frequency and include, but are not limited to, malicious software, destructive malware, attempts to gain unauthorized access to data, disruption or denial of service attacks, and other electronic security breaches that could lead to disruptions in mission critical systems, unauthorized release of confidential, personal or otherwise protected information (ours or that of our employees, customers or partners), and corruption of data, networks or systems. We also could be impacted by cyber threats or other disruptions or vulnerabilities found in products we use or in our partners’ or customers’ systems that are used in connection with our business.
We continue to assess our information technology systems and are engaged in cooperative efforts with our customers, suppliers, and subcontractors to seek to minimize the impact of cyber threats, other security threats or business disruptions.
Results of Operations:
Net Sales:

	Year Ended December 31,
	2019	2018	Change
	(In millions)
Net sales:	$1,981.5	$1,895.9	$85.6
Primary reason for change. The increase in net sales was primarily due to an increase of $120.6 million in defense program sales primarily driven by the PAC-3, GMLRS, and hypersonic booster programs. The increase in net sales was partially offset by a decrease of $34.7 million in space program sales primarily driven by lower sales in the RS-68 program and the anticipated wind-down of the AJ-60 solid rocket motor program partially offset by growth in the RS-25 program.
Cost of Sales (exclusive of items shown separately below):

	Year Ended December 31,
	2019	2018	Change
	(In millions, except percentage amounts)
Cost of sales (exclusive of items shown separately below)	$1,613.6	$1,549.4	$64.2
Percentage of net sales	81.4%	81.7%
Primary reason for change. The decrease in cost of sales as a percentage of net sales was primarily driven by improved performance on the Commercial Crew Development program partially offset by lower risk retirements in 2019 on the RS-68, RL10, and THAAD programs.

Selling, General and Administrative Expense ("SG&A"):

	Year Ended December 31,
	2019	2018	Change
	(In millions, except percentage amounts)
Components of SG&A:
SG&A excluding stock-based compensation	$26.3	$23.3	$3.0
Stock-based compensation	27.3	20.5	6.8
SG&A	$53.6	$43.8	$9.8
Percentage of net sales	2.7%	2.3%
Percentage of net sales excluding stock-based compensation	1.3%	1.2%
Primary reason for change. The increase in SG&A expense was primarily driven by stock-based compensation as a result of increases in the fair value of the stock appreciation rights in the current period. See Note 10(d) in the consolidated financial statements in Item 8 of this Report for additional information.
Depreciation and Amortization:

	Year Ended December 31,
	2019	2018	Change
	(In millions)
Components of depreciation and amortization:
Depreciation	$58.1	$56.1	$2.0
Amortization	13.6	13.7	(0.1)
Accretion	2.8	2.5	0.3
Depreciation and amortization	$74.5	$72.3	$2.2
Primary reason for change. The increase in depreciation expense was primarily due to the completion of the facilities located in Huntsville, Alabama in early 2019.
Other Expense (Income), Net:

	Year Ended December 31,
	2019	2018	Change
	(In millions)
Other expense (income), net:	$1.6	$(40.2)	$41.8
Primary reason for change. The change in other expense (income), net was primarily due to a one-time benefit of $43.0 million during 2018 in environmental remediation provision adjustments as a result of reaching a determination with the U.S. government that certain environmental expenditures are reimbursable under the Global Settlement (see discussion of "Environmental Matters" below).
Interest Income:

	Year Ended December 31,
	2019	2018	Change
	(In millions)
Interest income:	$15.5	$10.0	$5.5
Primary reason for change. The increase in interest income was due to higher average cash balances and interest rates.
Interest Expense:

	Year Ended December 31,
	2019	2018	Change
	(In millions)
Components of interest expense:
Contractual interest and other	$26.3	$25.5	$0.8
Amortization of debt discount and deferred financing costs	9.4	8.9	0.5
Interest expense	$35.7	$34.4	$1.3

Primary reason for change. The increase in interest expense was primarily due to higher finance lease obligations associated with the Huntsville, Alabama facilities in the current period partially offset by lower average obligations and variable interest rates on our Senior Credit Facility.
Income Tax Provision:

	Year Ended December 31,
	2019	2018
	(In millions)
Income tax provision	$50.9	$51.3
In 2019, our effective tax rate was 26.5%. Our effective tax rate is higher than the 21% statutory federal income tax rate primarily due to state income taxes and uncertain tax positions, offset by R&D credits and excess tax benefits related to our stock-based compensation.
In 2018, our effective tax rate was 27.2%. Our effective tax rate differed from the 21% statutory federal income tax rate primarily due to an increase from state income taxes and unfavorable adjustments to uncertain tax positions partially offset by R&D credits.
As of December 31, 2019, the liability for uncertain income tax positions was $49.1 million. Due to the uncertainty regarding the timing of potential future cash flows associated with these liabilities, we are unable to make a reasonably reliable estimate of the amount and period in which these liabilities might be paid.
Retirement Benefits Expense:

	Year Ended December 31,
	2019	2018	Change
	(In millions)
Components of retirement benefits expense:
Interest cost on benefit obligation	$53.9	$50.9	$3.0
Assumed return on assets	(64.8)	(60.1)	(4.7)
Amortization of prior service credits	(0.1)	(0.1)	—
Amortization of net losses	37.1	66.9	(29.8)
Retirement benefits expense	$26.1	$57.6	$(31.5)
Primary reason for change. The decrease in retirement benefits expense was primarily due to a decrease in the amortization of net actuarial losses in 2019 primarily as a result of an increase in the discount rate used to determine our pension obligation at December 31, 2018.
We estimate that our retirement benefits expense will be approximately $37 million in 2020. Additionally, we estimate the CAS recoverable amounts related to the Company's retirement benefits plans to be approximately $48 million in 2020. See "Critical Accounting Policies - Retirement Benefit Plans" for more information about our accounting practices with respect to retirement benefits.
Operating Segment Information:
We evaluate our operating segments based on several factors, of which the primary financial measure is segment performance. Segment performance represents net sales less applicable costs, expenses and provisions for unusual items relating to the segment. Excluded from segment performance are: corporate income and expenses, interest expense, interest income, income taxes, and unusual items not related to the segment. We believe that segment performance provides information useful to investors in understanding our operational performance.
Aerospace and Defense Segment

	Year Ended December 31,
	2019	2018	Change
	(In millions, except percentage amounts)
Net sales	$1,974.0	$1,888.1	$85.9
Segment performance	269.3	264.6	4.7
Segment margin	13.6%	14.0%
Primary reason for change. The increase in net sales was primarily due to an increase of $120.6 million in defense program sales primarily driven by the PAC-3, GMLRS, and hypersonic booster programs. The increase in net sales was partially offset by a decrease of $34.7 million in space program sales primarily driven by lower sales in the RS-68 program and the anticipated wind-down of the AJ-60 solid rocket motor program partially offset by growth in the RS-25 program.

After adjusting for a one-time benefit of $43.0 million in 2018 as a result of reaching a determination with the U.S. government that certain environmental expenditures are reimbursable under the Global Settlement, segment margin increased 1.9 percentage points to 13.6% primarily due to improved performance on the Commercial Crew Development program in 2019 and lower retirement benefits expense.
Despite a $4.6 million headwind in the fourth quarter of 2019 primarily from overhead rate adjustments, we realized $38.4 million of net favorable changes in contract estimates on income before income taxes for the full year 2019 compared with favorable changes of $59.1 million during 2018. The overhead rate adjustments were driven by a combination of minor downward revisions to base from small program cancellations and schedule shifts, and more cost associated with facility investments in support of future work. The 2019 net favorable changes in contract estimates on income before income taxes were primarily driven by improved performance and risk retirements on the THAAD and PAC-3 programs and are net of the impact of overhead rate adjustments made in the fourth quarter of 2019. The 2018 net favorable changes in contract estimates on income before income taxes were primarily driven by risk retirements on the THAAD, RS-68, and RL10 programs and favorable overhead rate performance, partially offset by cost growth and performance issues on the Commercial Crew Development program.
Real Estate Segment

	Year Ended December 31,
	2019	2018	Change
	(In millions)
Net sales	$7.5	$7.8	$(0.3)
Segment performance	2.1	2.8	(0.7)
During 2019, net sales and segment performance consisted primarily of rental property operations. In 2018, we recognized net sales of $1.4 million from a land sale of 57 acres of the Sacramento Land.
Backlog:
As of December 31, 2019, our total remaining performance obligations, also referred to as backlog, totaled $5.4 billion, compared with $4.1 billion as of December 31, 2018. The increase in backlog was primarily due to large multi-year awards on the Standard Missile and THAAD programs. We expect to recognize approximately 36%, or $2.0 billion, of the remaining performance obligations as sales over the next twelve months, an additional 23% the following twelve months, and 41% thereafter. The following table summarizes backlog:

	As of December 31,
	2019	2018
	(In billions)
Funded backlog	$2.1	$1.9
Unfunded backlog	3.3	2.2
Total backlog	$5.4	$4.1
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
Use of Non-GAAP Financial Measures:
Adjusted EBITDAP, Adjusted Net Income, and Adjusted EPS
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

	Year Ended December 31,
	2019	2018
	(In millions, except per share and percentage amounts)
Net income	$141.0	$137.3
Interest expense	35.7	34.4
Interest income	(15.5)	(10.0)
Income tax provision	50.9	51.3
Depreciation and amortization	74.5	72.3
GAAP retirement benefits expense	26.1	57.6
CAS recoverable retirement benefits expense	(41.3)	(38.2)
Unusual items	0.3	0.2
Adjusted EBITDAP	$271.7	$304.9
Net income as a percentage of net sales	7.1%	7.2%
Adjusted EBITDAP as a percentage of net sales	13.7%	16.1%

Net income	$141.0	$137.3
GAAP retirement benefits expense	26.1	57.6
CAS recoverable retirement benefits expense	(41.3)	(38.2)
Unusual items	0.3	0.2
Income tax impact of adjustments (1)	4.0	(5.4)
Adjusted Net Income	$130.1	$151.5

Diluted EPS	$1.69	$1.75
Adjustments	(0.13)	0.18
Adjusted EPS	$1.56	$1.93

Diluted weighted average shares, as reported and as adjusted	81.7	76.8
_________
(1) The income tax impact is calculated using the federal and state statutory rates in the corresponding year.
Free Cash Flow
We also provide the Non-GAAP financial measure of Free Cash Flow. Free Cash Flow is defined as cash flow from operating activities less capital expenditures. Free Cash Flow should not be considered in isolation as a measure of residual cash flow available for discretionary purposes or as an alternative to cash flows from operations presented in accordance with GAAP. We use Free Cash Flow, both in presenting our results to stakeholders and the investment community, and in our internal evaluation and management of the business. Management believes that this financial measure is useful because it provides supplemental information to assist investors in viewing the business using the same tools that management uses to evaluate progress in achieving our goals. The following table summarizes Free Cash Flow:

	Year Ended December 31,
	2019	2018
	(In millions)
Net cash provided by operating activities	$261.2	$252.7
Capital expenditures	(42.9)	(43.2)
Free Cash Flow	$218.3	$209.5
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
In addition to the costs associated with environmental remediation discussed above, we incur expenditures for recurring costs associated with managing hazardous substances or pollutants in ongoing operations which totaled $5.3 million and $5.9 million in 2019 and 2018, respectively.
The following table summarizes our recoverable amounts, environmental reserves, and range of liability, as of December 31, 2019:

	Recoverable Amount (1)	Reserve	Estimated Range of Liability
	(In millions)
Aerojet Rocketdyne - Sacramento	$179.2	$203.6	$203.6 - $325.8
Aerojet Rocketdyne - Baldwin Park Operable Unit ("BPOU")	78.8	89.6	89.6 - 106.1
Other Aerojet Rocketdyne sites	10.8	11.8	11.8 - 22.3
Other sites	0.7	4.2	4.2 - 5.6
Total	$269.5	$309.2	$309.2 - $459.8
_____

(1)
Excludes the receivable from Northrop of $52.5 million as of December 31, 2019, related to environmental costs already paid (and therefore not reserved) by us in prior years and reimbursable under our agreement with Northrop.

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
The following table summarizes our environmental reserve activity:

	Year Ended December 31,
	2019	2018
	(In millions)
Balance at beginning of year	$327.9	$341.4
Additions	16.7	23.3
Expenditures	(35.4)	(36.8)
Balance at end of year	$309.2	$327.9
The $16.7 million of environmental reserve additions in 2019 was primarily due to the following items: (i) $10.0 million of additional operations and maintenance for treatment facilities; (ii) $4.1 million of remediation related to operable treatment units; (iii) $1.9 million of sampling analysis costs; and (iv) $0.7 million related to other environmental clean-up matters.
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
The following table summarizes the activity in the current and non-current recoverable amounts from the U.S. government and Northrop:

	Year Ended December 31,
	2019	2018
	(In millions)
Balance at beginning of year	$344.1	$321.2
Additions	14.5	18.2
Reimbursements	(30.6)	(28.1)
Other adjustments (1)	(6.0)	32.8
Balance at end of year	$322.0	$344.1
_____
(1) The adjustment in 2018 was primarily a result of reaching a determination with the U.S. government that certain environmental expenditures are reimbursable under the Global Settlement. See Note 9(c) in the consolidated financial statements in Item 8 of this Report for additional information.
The activity for recoveries is commensurate with the activity associated with the environmental reserve activity.
Environmental reserves and recoveries impact on the consolidated statements of operations
The expenses (benefits) associated with adjustments to the environmental reserves are recorded as a component of other expense (income), net in the consolidated statements of operations. The following table summarizes the impact of environmental reserves and recoveries to the consolidated statements of operations:

	Year Ended December 31,
	2019	2018
	(In millions)
Expense (benefit) to consolidated statement of operations	$2.1	$(36.9)
Recently Adopted Accounting Pronouncements:
See Note 1(x) in the consolidated financial statements in Item 8 of this Report for information relating to our discussion of the effects of recent accounting pronouncements.
Liquidity and Capital Resources:
Net Cash Provided By (Used In) Operating, Investing, and Financing Activities
The following table summarizes the change in cash, cash equivalents and restricted cash:

	Year Ended December 31,
	2019	2018
	(In millions)
Net Cash Provided by Operating Activities	$261.2	$252.7
Net Cash Used in Investing Activities	(41.8)	(20.9)
Net Cash Used in Financing Activities	(24.1)	(26.5)
Net Increase in Cash, Cash Equivalents and Restricted Cash	$195.3	$205.3

Net Cash Provided by Operating Activities
The $8.5 million increase in cash provided by operating activities in 2019 compared with 2018 was primarily due to improved operating performance and working capital utilization partially offset by an increase of $43.0 million in income taxes (net of refunds) paid in the current period.
Net Cash Used in Investing Activities
During 2019 and 2018, we had capital expenditures of $42.9 million and $43.2 million, respectively.
During 2018, we received net proceeds of $20.4 million in marketable securities.
Net Cash Used in Financing Activities
During 2019 and 2018, we had debt cash payments of $20.8 million and $25.3 million, respectively. See a summary of the 2019 debt principal activity below. Additionally, we had net cash usage of $3.3 million in 2019 associated with our equity plans compared with net cash generation of $2.1 million in 2018.
Debt Activity
The following table summarizes our debt principal activity:

	December 31, 2018	Cash Payments	Non-cash Activity	December 31, 2019
	(In millions)
Term loan	$345.6	$(17.5)	$—	$328.1
2 1/4% Notes	300.0	—	—	300.0
Finance leases	27.2	(3.3)	23.8	47.7
Total Debt Activity	$672.8	$(20.8)	$23.8	$675.8
Outlook
Short-term liquidity requirements consist primarily of recurring operating expenses, including but not limited to costs related to our capital and environmental expenditures, company-funded R&D expenditures, debt service requirements, and retirement benefit plans. We believe that our existing cash and cash equivalents and availability under the Senior Credit Facility coupled with cash generated from our future operations will provide sufficient funds to meet our operating plan for the next twelve months. The operating plan for this period provides for full operation of our businesses, including interest and debt payments. As of December 31, 2019, we had $932.6 million of cash and cash equivalents as well as $620.3 million of available borrowings under our Senior Credit Facility. Based on our existing debt agreements, we were in compliance with our financial and non-financial covenants as of December 31, 2019. Our failure to comply with these covenants could result in an event of default that, if not cured or waived by the lenders, could result in the acceleration of the Senior Credit Facility and 2¼% Notes. In addition, our failure to pay principal and interest when due is a default under the Senior Credit Facility, and in certain cases, would cause a cross default on the 2¼% Notes.
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
Potential future business acquisitions depend, in part, on the availability of financial resources at an acceptable cost of capital. We expect to utilize cash on hand and cash generated by operations, as well as cash available under our Senior Credit Facility, which may involve renegotiation of credit limits to finance any future acquisitions. Other sources of capital could include the issuance of common and/or preferred stock, the placement of debt, or combination of both. We periodically evaluate capital markets and may access such markets when circumstances appear favorable. We believe that sufficient capital resources will be available from one or several of these sources to finance any future acquisitions. However, no assurances can be made that acceptable financing will be available, or that acceptable acquisition candidates will be identified, or that any such acquisitions will be accretive to earnings.
As disclosed in Notes 9(a) and 9(b) in the consolidated financial statements in Item 8 of this Report, we have exposure for certain legal and environmental matters. We believe that it is currently not possible to estimate the impact, if any, that the ultimate resolution of certain of these matters will have on our financial position, results of operations, or cash flows.
Major factors that could adversely impact our forecasted operating cash flows and our financial condition are described in Part I, Item 1A. Risk Factors. In addition, our liquidity and financial condition will continue to be affected by changes in prevailing interest rates on the portion of debt that bears interest at variable interest rates.

 Contractual Obligations:
We have contractual obligations and commitments in the form of debt obligations, operating leases, certain other liabilities, and other commitments. The following table summarizes our contractual obligations as of December 31, 2019:

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
	(In millions)
Long-term debt:
Senior debt	$328.1	$19.7	$54.7	$253.7	$—
Convertible senior notes (1)	300.0	300.0	—	—	—
Finance lease obligations	47.7	2.1	3.9	2.8	38.9
Interest on long-term debt (2)	96.2	20.9	38.9	17.8	18.6
Postretirement medical and life insurance benefits (3)	22.9	3.5	6.1	5.0	8.3
Operating leases	59.2	14.2	24.1	7.4	13.5
Purchase obligations (4)	889.2	603.1	254.6	31.5	—
Conditional asset retirement obligations (5)	51.4	0.1	9.3	13.4	28.6
Total	$1,794.7	$963.6	$391.6	$331.6	$107.9
________

(1)
Holders may convert their 2¼% Notes at their option from January 1, 2020, through March 31, 2020, because our closing stock price exceeded $33.80 for at least 20 days in the 30 day period prior to December 31, 2019. We have a stated intention to cash settle the principal amount of the 2¼% Notes with the conversion premium to be settled in common shares. Accordingly, the 2¼% Notes are classified as a current liability as of December 31, 2019. The classification of the 2¼% Notes as current or noncurrent on the balance sheet is evaluated at each reporting date and may change depending on whether the sale price contingency has been met. See Note 7 in the consolidated financial statements in Item 8 of this Report for additional information.

(2)	Includes interest on variable debt calculated based on interest rates at December 31, 2019.

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

(4) Purchase obligations represent open purchase orders and other commitments to suppliers, subcontractors, and other outsourcing partners for equipment, materials, and supplies in the normal course of business. These amounts are based on volumes consistent with anticipated requirements to fulfill purchase orders or contracts for product deliveries received, or expected to be received, from customers. A substantial portion of these amounts are recoverable through our contracts with the U.S. government.

(5)	The conditional asset retirement obligations presented are related to our Aerospace and Defense segment and are allowable costs under our contracts with the U.S. government.
We expect to make cash contributions of approximately $13.9 million to our tax-qualified defined benefit pension plan in 2020. We generally are able to recover contributions related to our tax-qualified defined benefit pension plan as allowable costs on our U.S. government contracts, but there can be differences between when we contribute to our tax-qualified defined benefit pension plan under pension funding rules and recover it under CAS.
Arrangements with Off-Balance Sheet Risk:
See Note 9(d) in the consolidated financial statements in Item 8 of this Report for information relating to our off-balance sheet risk.
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

	Year Ended December 31,
	2019	2018
	(In millions, except per share amounts)
Net favorable effect of the changes in contract estimates on net sales	$38.6	$68.2
Favorable effect of the changes in contract estimates on income before income taxes	38.4	59.1
Favorable effect of the changes in contract estimates on net income	28.2	43.1
Favorable effect of the changes in contract estimates on basic EPS	0.36	0.56
Favorable effect of the changes in contract estimates on diluted EPS	0.34	0.55
See Note 1(r) in the consolidated financial statements in Item 8 of this Report for additional information.
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
The following table presents the assumptions to determine the benefit obligations:

	Pension Benefits		Medical and Life Insurance Benefits
	As of December 31,		As of December 31,
	2019	2018	2019	2018
Discount rate	3.28%	4.27%	3.19%	4.09%
The following table presents the assumptions to determine the retirement benefits expense (income):

	Pension Benefits		Medical and Life Insurance Benefits
	Year Ended December 31,		Year Ended December 31,
	2019	2018	2019	2018
Discount rate	4.27%	3.59%	4.09%	3.37%
Expected long-term rate of return on assets	7.00%	7.00%	*	*
____

*	Not applicable as our medical and life insurance benefits are unfunded.

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
The following table summarizes the effects of a one-percentage-point change in key assumptions on the projected benefit obligations as of December 31, 2019, and on retirement benefits expense for 2019:

	Pension Benefits and Medical and Life Insurance Benefits Discount Rate		Expected Long-term Rate of Return	Assumed Healthcare Cost Trend Rate
	Net Periodic Benefit Expense	Projected Benefit Obligation	Net Periodic Pension Benefit Expense	Net Periodic Medical and Life Insurance Benefit Expense	Accumulated Benefit Obligation
	(In millions)
1% decrease	$17.2	$141.4	$9.3	$(0.1)	$(0.3)
1% increase	(14.8)	(119.0)	(9.3)	0.1	0.3
Environmental Reserves and Estimated Recoveries
For a discussion of our accounting for environmental remediation obligations and costs and related legal matters, see "Environmental Matters" above and Notes 9(b) and 9(c) in the consolidated financial statements in Item 8 of this Report.
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
We believe that certain positions may be challenged by taxing authorities. Settlement of any challenge can result in no change, a complete disallowance, or a partial adjustment reached through negotiations or litigation. Our tax reserves reflect the difference between the tax benefit claimed on tax returns and the amount recognized in the financial statements. The accounting standards provide guidance for the recognition and measurement in financial statements of uncertain tax positions taken or expected to be taken in a tax return. The evaluation of a tax position is a two-step process, the first step being recognition. We determine whether it is more likely than not that a tax position will be sustained upon tax examination, including resolution of any related appeals or litigation, based on only the technical merits of the position. The technical merits of a tax position are derived from both statutory and judicial authority (legislation and statutes, legislative intent, regulations, rulings, and case law) and their applicability to the facts and circumstances of the tax position. If a tax position does not meet the more likely than not recognition threshold, the benefit of that position is not recognized in the financial statements. The second step is measurement. A tax position that meets the more likely than not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured as the largest amount of benefit that is greater than 50% likely of being realized upon ultimate resolution with a taxing authority. As the examination process progresses with tax authorities, adjustments to tax reserves may be necessary to reflect taxes payable upon settlement. Tax reserve adjustments related to positions impacting the effective tax rate affect the provision for income taxes. Tax reserve adjustments related to positions impacting the timing of deductions impact deferred tax assets and liabilities.
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
Interest Rate Risk
We are exposed to market risk principally due to changes in interest rates related to our borrowings, cash and cash equivalents, marketable securities, and pension assets and liabilities.
Borrowings
Debt with interest rate risk includes borrowings under our Senior Credit Facility. As of December 31, 2019, our debt principal amounts excluding finance lease obligations totaled $628.1 million: $300.0 million, or 48%, was at a fixed rate of 2.25%; and $328.1 million, or 52%, was at a variable rate of 3.55%.
The following table summarizes the estimated fair value and principal amount for outstanding debt obligations excluding finance lease obligations:

	Fair Value		Principal Amount
	As of December 31,		As of December 31,
	2019	2018	2019	2018
	(In millions)
Term loan	$328.1	$345.6	$328.1	$345.6
2¼% Notes	546.0	441.1	300.0	300.0
	$874.1	$786.7	$628.1	$645.6
The fair value of the 2¼% Notes was determined using broker quotes that are based on open markets for our debt securities (Level 2 securities). The term loan bore interest at variable rates, which adjusted based on market conditions, and its carrying value approximates fair value.
Cash and Marketable Securities
We also have exposure to changes in interest rates related to interest earned and market value on our cash and cash equivalents and marketable securities. Our cash and cash equivalents and marketable securities consist of cash, time deposits, money market funds, and investment grade corporate debt securities. Our investment policy and strategy are focused on preservation of capital and supporting our liquidity requirements. Changes in U.S. interest rates affect the interest earned on our cash and cash equivalents and marketable securities, and the market value of those securities.
Pension Assets and Liabilities
Our tax-qualified pension assets and liabilities are subject to interest rate risk. The interest rate risk related to our tax-qualified pension assets and liabilities can be found in the "Retirement Benefit Plans" discussion above.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Aerojet Rocketdyne Holdings, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Aerojet Rocketdyne Holdings, Inc. and its subsidiaries (the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of operations, of comprehensive income, of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2019, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
Change in Accounting Principle
As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for leases in 2019 and the manner in which it accounts for revenue from contracts with customers in 2018.
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
Critical Audit Matters
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Revenue recognition - estimated total cost at completion on fixed-price contracts
As described in Note 1 to the consolidated financial statements, approximately 61% of total net sales of $1,982 million are from fixed-price revenue contracts for the year ended December 31, 2019. These contracts present the risk of unreimbursed cost overruns, potentially resulting in lower than expected contract profits and margins. The Company recognizes revenue as each performance obligation is satisfied. The majority of the Company’s aerospace and defense performance obligations are satisfied over time either as the service is provided, or as control transfers to the customer. Transfer of control is evidenced by the Company’s contractual right to payment for work performed to date plus a reasonable profit on contracts with highly customized products that have no alternative use to the Company. Management measures progress on substantially all its performance obligations using the cost-to-cost method, which management believes best depicts the transfer of control of goods and services to the customer. Under the cost-to-cost method, management records revenues based upon costs incurred to date relative to the total estimated cost at completion. Recognition of revenue and profit on long-term contracts requires the use of assumptions and estimates related to the total contract value, the total cost at completion, and the measurement of progress towards completion for each performance obligation. Due to the nature of the programs, developing the estimated total contract value and total cost at completion for each performance obligation requires the use of significant judgment. As described in Note 1, factors considered in estimating the work to be completed include, but are not limited to, labor productivity, the nature and technical complexity of the work to be performed, availability and cost volatility of materials, subcontractor and vendor performance, warranty costs, volume assumptions, anticipated labor agreements, inflationary trends, schedule and performance delays, availability of funding from the customer, and the recoverability of costs incurred outside the original contract included in any estimates to complete.
The principal considerations for our determination that performing procedures relating to revenue recognition based on estimated total cost at completion on fixed-price contracts is a critical audit matter are there was significant judgment by management when estimating the total cost at completion for such contracts. This in turn led to a high degree of auditor judgment, subjectivity, and effort in performing procedures to evaluate significant assumptions used in management’s estimated total cost at completion for fixed-price contracts, including the nature and technical complexity of the work to be performed, availability and cost volatility of materials, subcontractor and vendor performance, and schedule and performance delays.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the revenue recognition process, including controls over the development of estimated total cost at completion on fixed-price contracts. These procedures also included, among others, testing management’s process for the estimate of its total cost at completion for a sample of contracts, which included testing inception-to-date actual costs, and evaluating the reasonableness of significant assumptions, including the nature and technical complexity of the work to be performed, availability and cost volatility of materials, subcontractor and vendor performance, and schedule and performance delays. Evaluating the reasonableness of significant assumptions involved assessing management’s ability to reasonably estimate the total cost to complete on fixed-price contracts by (i) performing a comparison of estimated labor and material costs to complete to agreements with third parties or actual costs incurred on the sampled contract or similar completed contracts, (ii) evaluating the timely identification of circumstances that may warrant a modification to estimated total cost to complete, and (iii) testing management’s process for identifying and estimating risks that could result in schedule or performance delays.

/s/ PricewaterhouseCoopers LLP
Sacramento, California
February 19, 2020
We have served as the Company’s auditor since 2006.

Aerojet Rocketdyne Holdings, Inc.
Consolidated Statements of Operations

	Year Ended December 31,
	2019	2018	2017
	(In millions, except per share amounts)
Net sales	$1,981.5	$1,895.9	$1,877.2
Operating costs and expenses:
Cost of sales (exclusive of items shown separately below)	1,613.6	1,549.4	1,562.2
Selling, general and administrative expense	53.6	43.8	47.0
Depreciation and amortization	74.5	72.3	72.6
Other expense (income), net:
Environmental remediation provision adjustments	2.1	(36.9)	8.2
Other	(0.5)	(3.3)	(0.3)
Total operating costs and expenses	1,743.3	1,625.3	1,689.7
Operating income	238.2	270.6	187.5
Non-operating:
Retirement benefits expense	26.1	57.6	73.2
Interest income	(15.5)	(10.0)	(3.5)
Interest expense	35.7	34.4	30.9
Total non-operating expense, net	46.3	82.0	100.6
Income before income taxes	191.9	188.6	86.9
Income tax provision	50.9	51.3	96.1
Net income (loss)	$141.0	$137.3	$(9.2)
Earnings per share of common stock
Basic earnings (loss) per share	$1.79	$1.80	$(0.13)
Diluted earnings (loss) per share	$1.69	$1.75	$(0.13)
Weighted average shares of common stock outstanding, basic	77.2	74.8	73.0
Weighted average shares of common stock outstanding, diluted	81.7	76.8	73.0
See Notes to Consolidated Financial Statements.

Aerojet Rocketdyne Holdings, Inc.
Consolidated Statements of Comprehensive Income

	Year Ended December 31,
	2019	2018	2017
	(In millions)
Net income (loss)	$141.0	$137.3	$(9.2)
Other comprehensive income:
Amortization of net actuarial losses, net of $7.6 million, $16.8 million, and $24.5 million of income taxes in 2019, 2018, and 2017, respectively	29.5	49.7	39.0
Actuarial losses, net of $6.9 million, $5.5 million, and $2.9 million of income taxes in 2019, 2018, and 2017, respectively	(26.5)	(16.4)	(8.5)
Amortization of prior service credits, net of $0.0 million, $0.0 million, and $0.0 million of income taxes in 2019, 2018, and 2017, respectively	(0.1)	(0.1)	(0.1)
Other comprehensive income, net of income taxes	2.9	33.2	30.4
Comprehensive income	$143.9	$170.5	$21.2

See Notes to Consolidated Financial Statements.

Aerojet Rocketdyne Holdings, Inc.
Consolidated Balance Sheets

	As of December 31,
	2019	2018
	(In millions, except per share amounts)
ASSETS
Current Assets
Cash and cash equivalents	$932.6	$735.3
Restricted cash	3.0	5.0
Accounts receivable, net	112.5	141.2
Contract assets	224.1	235.1
Other current assets, net	145.8	117.7
Total Current Assets	1,418.0	1,234.3
Noncurrent Assets
Right-of-use assets	48.0	—
Property, plant and equipment, net	409.9	399.7
Recoverable environmental remediation costs	234.8	251.1
Deferred income taxes	121.9	116.9
Goodwill	161.4	161.3
Intangible assets	58.2	71.8
Other noncurrent assets, net	255.6	255.0
Total Noncurrent Assets	1,289.8	1,255.8
Total Assets	$2,707.8	$2,490.1
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Current portion of long-term debt	$284.7	$273.1
Accounts payable	127.3	88.7
Reserves for environmental remediation costs	40.1	39.8
Contract liabilities	262.3	272.6
Other current liabilities	155.5	204.1
Total Current Liabilities	869.9	878.3
Noncurrent Liabilities
Long-term debt	352.3	352.3
Reserves for environmental remediation costs	269.1	288.1
Pension benefits	398.9	376.7
Operating lease liabilities	39.1	—
Other noncurrent liabilities	201.8	173.4
Total Noncurrent Liabilities	1,261.2	1,190.5
Total Liabilities	2,131.1	2,068.8
Commitments and contingencies (Note 9)
Stockholders’ Equity
Preferred stock, par value of $1.00; 15.0 million shares authorized; none issued or outstanding	—	—
Common stock, par value of $0.10; 150.0 million shares authorized; 77.3 million shares issued and outstanding as of December 31, 2019; 76.8 million shares issued and outstanding as of December 31, 2018	7.7	7.7
Other capital	573.3	561.8
Treasury stock at cost, 0.8 million shares as of December 31, 2019 and 2018	(12.7)	(12.7)
Retained earnings	244.9	103.9
Accumulated other comprehensive loss, net of income taxes	(236.5)	(239.4)
Total Stockholders’ Equity	576.7	421.3
Total Liabilities and Stockholders’ Equity	$2,707.8	$2,490.1
See Notes to Consolidated Financial Statements.

Aerojet Rocketdyne Holdings, Inc.
Consolidated Statements of Stockholders’ Equity

	Common Stock				(Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount	Other Capital	Treasury Stock	Retained Earnings
	(In millions)
December 31, 2016	69.2	$6.9	$456.9	$(64.5)	$(61.8)	$(303.0)	$34.5
Net loss	—	—	—	—	(9.2)	—	(9.2)
Other comprehensive income, net of income taxes	—	—	—	—	—	30.4	30.4
Reclassification of redeemable common stock	0.1	—	0.9	—	—	—	0.9
Cumulative effect of change in accounting guidance	—	—	0.3	—	—	—	0.3
Conversion of debt to common stock	3.9	0.4	35.2	—	—	—	35.6
Repurchase of shares for option cost and to satisfy tax withholding obligations	—	—	(6.2)	—	—	—	(6.2)
Stock-based compensation and shares issued under equity plans, net	0.4	0.1	16.0	—	—	—	16.1
December 31, 2017	73.6	7.4	503.1	(64.5)	(71.0)	(272.6)	102.4
Net income	—	—	—	—	137.3	—	137.3
Other comprehensive income, net of income taxes	—	—	—	—	—	33.2	33.2
Cumulative effect of change in accounting guidance (see Note 15)	—	—	—	—	37.6	—	37.6
Contribution of treasury stock to retirement benefit plan	2.7	0.3	42.9	51.8	—	—	95.0
Repurchase of shares for option cost and to satisfy tax withholding obligations	—	—	(3.3)	—	—	—	(3.3)
Stock-based compensation and shares issued under equity plans, net	0.5	—	19.1	—	—	—	19.1
December 31, 2018	76.8	7.7	561.8	(12.7)	103.9	(239.4)	421.3
Net income	—	—	—	—	141.0	—	141.0
Other comprehensive income, net of income taxes	—	—	—	—	—	2.9	2.9
Repurchase of shares for option cost and to satisfy tax withholding obligations	(0.3)	—	(8.5)	—	—	—	(8.5)
Stock-based compensation and shares issued under equity plans, net	0.8	—	20.0	—	—	—	20.0
December 31, 2019	77.3	$7.7	$573.3	$(12.7)	$244.9	$(236.5)	$576.7
See Notes to Consolidated Financial Statements.

Aerojet Rocketdyne Holdings, Inc.
Consolidated Statements of Cash Flows

	Year Ended December 31,
	2019	2018	2017
	(In millions)
Operating Activities
Net income (loss)	$141.0	$137.3	$(9.2)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	74.5	72.3	72.6
Amortization of debt discount and deferred financing costs	9.4	8.9	8.5
Stock-based compensation	27.3	20.5	22.0
Retirement benefits, net	21.6	15.9	(8.2)
Other, net	(0.6)	(2.2)	0.7
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable, net	28.8	(47.3)	5.6
Contract assets	11.0	10.5	(20.5)
Other current assets, net	(27.9)	21.5	8.9
Recoverable for environmental remediation costs	16.3	(20.0)	8.7
Other noncurrent assets	(6.3)	5.8	(31.4)
Accounts payable	20.3	(39.4)	1.6
Contract liabilities	(10.3)	29.2	30.7
Other current liabilities	(72.5)	40.9	(6.5)
Deferred income taxes	(5.7)	4.7	125.7
Reserves for environmental remediation costs	(18.7)	(13.5)	(8.3)
Other noncurrent liabilities and other	53.0	7.6	11.9
Net Cash Provided by Operating Activities	261.2	252.7	212.8
Investing Activities
Capital expenditures	(42.9)	(43.2)	(29.4)
Purchases of marketable securities	—	(47.7)	(24.0)
Sale of marketable securities	—	68.1	4.0
Purchase of Coleman Aerospace	—	—	(17.0)
Other	1.1	1.9	—
Net Cash Used in Investing Activities	(41.8)	(20.9)	(66.4)
Financing Activities
Debt issuance costs	—	(3.3)	—
Debt principal payments	(20.8)	(25.3)	(20.0)
Proceeds from shares issued under equity plans	5.2	5.4	4.5
Repurchase of shares for withholding taxes and option costs under employee equity plans	(8.5)	(3.3)	(6.2)
Net Cash Used in Financing Activities	(24.1)	(26.5)	(21.7)
Net Increase in Cash, Cash Equivalents and Restricted Cash	195.3	205.3	124.7
Cash, Cash Equivalents and Restricted Cash at Beginning of Year	740.3	535.0	410.3
Cash, Cash Equivalents and Restricted Cash at End of Year	$935.6	$740.3	$535.0
Supplemental disclosures of cash flow information
Cash paid for interest	$26.3	$25.3	$22.2
Cash paid for income taxes	63.8	24.0	3.0
Cash refund for income taxes	2.0	5.2	22.9
Conversion of debt to common stock	—	—	35.6
Contribution of treasury stock to retirement benefit plans	—	95.0	—
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
b.  Cash and Cash Equivalents
All highly liquid debt instruments purchased with a remaining maturity at the date of purchase of three months or less are considered to be cash equivalents. The Company aggregates its cash balances by bank, and reclassifies any negative balances, if applicable, to other current liabilities.
c.  Restricted Cash
As of December 31, 2019 and 2018, the Company designated $3.0 million and $5.0 million as restricted cash to satisfy indemnification obligations for environmental remediation coverage.
d.  Fair Value of Financial Instruments
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

		Fair value measurement as of December 31, 2019
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
	(In millions)
Money market funds	$626.0	$626.0	$—	$—
Registered investment companies	3.7	3.7	—	—
Commercial paper	99.9		99.9	—
Total	$729.6	$629.7	$99.9	$—

		Fair value measurement as of December 31, 2018
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
	(In millions)
Money market funds	$186.3	$186.3	$—	$—
Commercial paper	154.7	—	154.7	—
Total	$341.0	$186.3	$154.7	$—

The carrying amounts of certain of the Company’s financial instruments, including cash and cash equivalents, restricted cash, accounts receivable, accounts payable, accrued compensation, and other accrued liabilities, approximate fair value because of their short maturities.

The following table summarizes the estimated fair value and principal amount for outstanding debt obligations excluding finance lease obligations:

	Fair Value		Principal Amount
	As of December 31,		As of December 31,
	2019	2018	2019	2018
	(In millions)
Term loan	$328.1	$345.6	$328.1	$345.6
2.25% Convertible Senior Notes ("2¼% Notes")	546.0	441.1	300.0	300.0
	$874.1	$786.7	$628.1	$645.6

The fair value of the 2¼% Notes was determined using broker quotes that are based on open markets for the Company’s debt securities (Level 2 securities). The term loan bore interest at variable rates, which adjusted based on market conditions, and its carrying value approximates fair value.
e.  Accounts Receivable, net
Accounts Receivable represent the Company's unconditional right to consideration under the contract and include amounts billed and currently due from long-term contract customers. The amounts are stated at their net estimated realizable value.
Other receivables represent amounts billed for revenue not derived from long-term contracts.
f.  Inventories
Inventories are stated at cost (generally using the average cost method) or net realizable value. The Company capitalizes costs incurred in advance of contract award or funding in inventories if it determines that contract award or funding is probable. Amounts previously capitalized are expensed when changes in facts and circumstances indicate that a contract award or funding is no longer probable. General and administrative costs incurred throughout 2019 and 2018 totaled $273.9 million and $248.8 million, respectively, and the cumulative amount of general and administrative costs in long-term contract inventories were estimated to be $3.8 million and $2.7 million as of December 31, 2019 and 2018, respectively. Inventories are included as a component of other current assets.
g.  Income Taxes
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
h.  Property, Plant and Equipment, net
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

Costs related to software acquired, developed or modified solely to meet the Company's internal requirements (including cloud computing arrangements) and for which there are no substantive plans to market for sale are capitalized and depreciated over 3 to 7 years. Only costs incurred after the preliminary planning stage of the project and after management has authorized and committed funds to the project are eligible for capitalization.
i.  Leases
The Company determines if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use ("ROU") assets, other current liabilities, and operating lease liabilities. Finance leases are included in property, plant and equipment and debt. Operating ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. Finance leases are recorded as an asset and an obligation at an amount equal to the present value of the minimum lease payments during the lease term. Amortization expense related to finance leases is included in depreciation and amortization expense.
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
j.  Real Estate Held for Entitlement and Leasing
The Company capitalizes all costs associated with the real estate entitlement and leasing process. The Company classifies activities related to the entitlement, sale, and leasing of its excess real estate assets as operating activities in the consolidated statements of cash flows. Real estate held for entitlement and leasing is included as a component of other noncurrent assets.
k.  Goodwill
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
The Company evaluates qualitative factors (including macroeconomic conditions, industry and market considerations, cost factors, and overall financial performance) to determine whether it is necessary to perform the first step of the goodwill test. This step is referred to as the "Step Zero" analysis. If it is determined that it is more likely than not (a likelihood of more than 50%) that the fair value of a reporting unit is less than its carrying amount, the Company will proceed to the quantitative ("Step One") analysis to determine the existence and amount of any goodwill impairment. The Company may also perform a Step One analysis from time to time to augment its qualitative assessment. The Company evaluated goodwill using a Step Zero analysis as of October 1, 2019, and determined that goodwill was not impaired. The Company evaluated goodwill using a Step One analysis as of October 1, 2018, and determined that goodwill was not impaired.
There can be no assurance that the Company’s estimates and assumptions made for purposes of its goodwill impairment testing will prove to be accurate predictions of the future. If the Company’s assumptions and estimates are incorrect, the Company may be required to record goodwill impairment charges in future periods.
l.  Intangible Assets
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
m.  Environmental Remediation
The Company expenses, on a current basis, recurring costs associated with managing hazardous substances and contamination in ongoing operations. The Company reviews on a quarterly basis estimated future remediation costs and has an established practice of estimating environmental remediation costs over a fifteen-year period, except for those environmental remediation costs with a specific contractual term. Environmental liabilities at the Baldwin Park Operable Unit ("BPOU") site are currently estimated through the term of the project agreement, which expires in May 2027. In establishing reserves, the most probable estimated amount is used when determinable, and the minimum amount is used when no single amount in the range is more probable. Environmental reserves include the costs of completing remedial investigation and feasibility studies, remedial and corrective actions, regulatory oversight costs, the cost of operation and maintenance of the remedial action plan, and employee compensation costs for employees who are expected to devote a significant amount of time to remediation efforts. Calculation of environmental reserves is based on the evaluation of currently available information with respect to each individual environmental site and considers factors such as existing technology, presently enacted laws and regulations, and prior experience in remediation of contaminated sites. Such estimates are based on the expected costs of investigation and remediation and the likelihood that other potentially responsible parties will be able to fulfill their commitments at sites where the Company may be jointly or severally liable.
At the time a liability is recorded for future environmental costs, the Company records an asset for estimated future recoveries that are estimable and probable. Some of the Company’s environmental costs are eligible for future recovery in the pricing of its products and services to the U.S. government and under existing third party agreements. The Company considers the recovery probable based on the Global Settlement, U.S. government contracting regulations, and its long history of receiving reimbursement for such costs (see Notes 9(b) and 9(c)).
n.  Retirement Benefits
The Company discontinued future benefit accruals for the defined benefit pension plans in 2009. The Company provides medical and life insurance benefits ("postretirement benefits") to certain eligible retired employees, with varied coverage by employee group. Annual charges are made for the cost of the plans, including interest costs on benefit obligations, and net amortization and deferrals, increased or reduced by the return on assets. The Company also sponsors a defined contribution 401(k) plan and participation in the plan is available to all employees (see Note 8).

o.  Conditional Asset Retirement Obligations
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
The following table summarizes the changes in the carrying amount of CAROs:

	Year Ended December 31,
	2019	2018	2017
	(In millions)
Balance at beginning of year	$46.0	$44.0	$30.6
Additions and other, net	2.6	(0.5)	11.2
Accretion	2.8	2.5	2.2
Balance at end of year	$51.4	$46.0	$44.0

p.  Loss Contingencies
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
r.  Revenue Recognition
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

	Year Ended December 31,
	2019	2018	2017
	(In millions, except per share amounts)
Net favorable effect of the changes in contract estimates on net sales	$38.6	$68.2	$33.7
Favorable effect of the changes in contract estimates on income before income taxes	38.4	59.1	37.2
Favorable effect of the changes in contract estimates on net income (loss)	28.2	43.1	22.3
Favorable effect of the changes in contract estimates on basic earnings (loss) per share ("EPS") of common stock	0.36	0.56	0.31
Favorable effect of the changes in contract estimates on diluted EPS	0.34	0.55	0.31

The 2019 net favorable changes in contract estimates on income before income taxes were primarily driven by improved performance and risk retirements on the Terminal High Altitude Area Defense ("THAAD") and Patriot Advanced Capability-3 ("PAC-3") programs. The 2018 net favorable changes in contract estimates on income before income taxes were primarily driven by risk retirements on the THAAD, RS-68, and RL10 programs and favorable overhead rate performance, partially offset by cost growth and performance issues on the Commercial Crew Development program. The 2017 net favorable changes in contract estimates were primarily driven by improved performance on numerous programs as a result of overhead cost reductions and reduced program risks, most notably on the THAAD program, partially offset by cost growth and manufacturing inefficiencies in electric propulsion contracts.
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

	As of December 31,
	2019	2018
	(In millions)
Contract assets	$243.5	$278.0
Reserve for overhead rate disallowance	(19.4)	(42.9)
Contract assets, net of reserve	224.1	235.1
Contract liabilities	262.3	272.6
Net contract liabilities, net of reserve	$(38.2)	$(37.5)

Net contract liabilities were essentially unchanged from December 31, 2018. The decrease of $23.5 million in the reserve for overhead rate disallowance reflects an adjustment for the final incurred costs from prior years which were subject to audit and review for allowability by the U.S. government, and $22.8 million was recorded against other net contract liability accounts. During 2019, the Company recognized sales of $240.6 million that were included in the Company’s contract liabilities as of December 31, 2018. During 2018, the Company recognized sales of $209.6 million that were included in the Company’s contract liabilities as of January 1, 2018. Contract assets included unbilled receivables of $232.4 million and $263.7 million as of December 31, 2019 and 2018, respectively. Approximately 27% of unbilled receivables at December 31, 2019, are expected to be collected after one year.
As of December 31, 2019, the Company’s total remaining performance obligations, also referred to as backlog, totaled $5.4 billion. The Company expects to recognize approximately 36%, or $2.0 billion, of the remaining performance obligations as sales over the next twelve months, an additional 23% the following twelve months, and 41% thereafter.
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

	Year Ended December 31,
	2019	2018	2017
Fixed-price	61%	63%	64%
Cost-reimbursable	39	37	36

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
s.  Research and Development ("R&D")
Company-funded R&D expenses (reported as a component of cost of sales) were $65.1 million, $46.7 million, and $44.6 million in 2019, 2018, and 2017, respectively. Company-funded R&D expenses include the costs of technical activities that are useful in developing new products, services, processes, or techniques, as well as expenses for technical activities that may significantly improve existing products or processes. These expenses are generally allocated among all contracts and programs in progress under U.S. government contractual arrangements. From time to time, the Company believes it is in its best interests to self-fund and not allocate costs for certain R&D activities to the U.S. government contracts.
Customer-funded R&D expenditures, which are funded from U.S. government contracts, totaled $680.5 million, $591.6 million, and $561.1 million in 2019, 2018, and 2017, respectively. Expenditures under customer-funded R&D U.S. government contracts are accounted for as sales and cost of sales.
t.  Stock-based Compensation
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
u.  Impairment or Disposal of Long-Lived Assets
Impairment of long-lived assets is recognized when events or circumstances indicate that the carrying amount of the asset, or related groups of assets, may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; or a current expectation that the asset will more likely than not be sold or disposed of significantly before the end of its estimated useful life. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. If the Company determines that an asset is not recoverable, then the Company would record an impairment charge if the carrying value of the asset exceeds its fair value.
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

v.   Concentrations
Dependence upon U.S. Government Programs and Contracts
The principal end user customers of the Company's products and technology are primarily agencies of the U.S. government. The following table summarizes the percentages of net sales by principal end user:

	Year Ended December 31,
	2019	2018	2017
U.S. government	96%	94%	92%
Non U.S. government customers	4	6	8
The following table summarizes the percentages of net sales for significant programs, all of which are included in the U.S. government sales and are comprised of multiple contracts:

	Year Ended December 31,
	2019	2018	2017
RS-25 program	17%	14%	14%
Standard Missile program	13	13	9
THAAD program	10	11	9
PAC-3 program	10	8	5

Major Customers
The following table summarizes the customers that represented more than 10% of net sales, each of which involves sales of several product lines and programs:

	Year Ended December 31,
	2019	2018	2017
Lockheed Martin Corporation ("Lockheed Martin")	33%	30%	24%
NASA	21	18	17
Raytheon Company ("Raytheon")	17	19	17
ULA	10	17	22

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
The following table summarizes customers that represented more than 10% of accounts receivable, including unbilled receivables which are a component of contract assets:

	As of December 31,
	2019	2018
Lockheed Martin	26%	18%
Raytheon	21	29
The Boeing Company	18	17
NASA	14	10

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

Workforce
As of December 31, 2019, 9% of the Company’s employees were covered by collective bargaining agreements.
w.  Related Parties
Warren G. Lichtenstein, the Executive Chairman of the Company is also the Executive Chairman of Steel Partners Holdings L.P. ("Steel Holdings") and the Chief Executive Officer of Steel Partners Ltd. ("SPL"). The Company received services of $1.1 million, $0.6 million, and $0.6 million in 2019, 2018, and 2017, respectively, from Steel Holdings and SPL, primarily included administrative services and the use of an aircraft for business travel. As of December 31, 2019 and 2018, the Company had liabilities due to such entities of $0.1 million and $0.4 million, respectively.
Lucas-Milhaupt, Inc., an indirect wholly-owned subsidiary of Steel Holdings, sold $0.3 million, $0.3 million, and $0.2 million in raw materials to the Company for the manufacture of its products in 2019, 2018, and 2017, respectively.
GAMCO Investors, Inc. ("GAMCO") owned 9% and 10% of the Company's common stock at December 31, 2019 and 2018, respectively. The Company received services of $1.0 million, $1.7 million, and $1.1 million in 2019, 2018, and 2017, respectively, from GAMCO for investment management fees of the Company’s defined benefit pension plan assets.
Martin Turchin, a member of the Board of Directors of the Company is also a non-executive Vice Chairman of CB Richard Ellis ("CBRE"). The Company received services of $0.4 million from CBRE for lease commissions in 2018.
BlackRock, Inc. ("BlackRock") owned 15% and 16% of the Company's common stock at December 31, 2019 and 2018, respectively. The Company invests in money market funds managed by BlackRock.
The Vanguard Group, Inc. ("Vanguard") owned 11% and 10% of the Company’s common stock at December 31, 2019 and 2018, respectively. Certain of the investment alternatives offered through the Company’s 401(k) plan and grantor trust include funds managed by Vanguard.
x.  Accounting Pronouncements
Recently Adopted Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board ("FASB") amended the existing accounting standards for revenue recognition. The amendments are based on the principle that revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company adopted the guidance effective January 1, 2018, using the modified retrospective method, with the cumulative effect recognized as of January 1, 2018. All applicable amounts and disclosures for 2018 reflect the impact of adoption. As the Company elected to use the modified retrospective method, prior periods presented have not been restated to reflect the impact of adoption unless otherwise noted (see Note 15).
In February 2016, the FASB issued guidance requiring lessees to recognize an ROU asset and a lease liability on the balance sheet for all leases with the exception of short-term leases. For lessees, leases will continue to be classified as either operating or finance leases in the income statement. The new standard allowed for the application of the standard on the adoption date without restatement of prior comparative periods presented or a modified retrospective transition method which required application of the new guidance at the beginning of the earliest comparative period presented. The Company adopted this new standard as of January 1, 2019, without restating prior comparative periods, and elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things, did not require reassessment of lease classification. The Company recorded an ROU asset and lease liability for operating leases at adoption of $51.7 million and $56.3 million, respectively (see Note 4). The difference between the ROU asset and lease liability for operating leases was primarily due to previously recorded deferred rents relating to periods prior to January 1, 2019. The Company’s accounting for finance leases remains substantially unchanged. The standard had no impact on the Company's results of operations or cash flows.
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
In August 2018, the FASB issued guidance that modifies the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans. The new guidance is effective for financial statements issued for fiscal years ending after December 15, 2020. Early adoption is permitted and requires adoption on a retrospective basis to all periods presented. The Company early adopted this guidance as of December 31, 2019, and as this guidance only impacted presentation it did not have an impact on its financial position, results of operations, or cash flows.
Recently Issued Accounting Pronouncement
In August 2018, the FASB issued guidance requiring a customer in a cloud computing service arrangement to follow the internal-use software guidance in order to determine which implementation costs to defer and recognize as an asset. This guidance is effective for the Company beginning in the first quarter of 2020 and the Company does not expect adoption will have a material impact on its financial position, results of operations, or cash flows.

Note 2. Earnings Per Share
The following table reconciles the numerator and denominator used to calculate basic and diluted EPS:

	Year Ended December 31,
	2019	2018	2017
	(In millions, except per share amounts)
Numerator:
Net income (loss)	$141.0	$137.3	$(9.2)
Income allocated to participating securities	(2.6)	(2.9)	—
Net income (loss) for basic and diluted EPS	$138.4	$134.4	$(9.2)
Denominator:
Basic weighted average shares	77.2	74.8	73.0
Effect of:
2 1/4% Notes	4.4	1.9	—
Employee stock options and stock purchase plan	0.1	0.1	—
Diluted weighted average shares	81.7	76.8	73.0
Basic EPS	$1.79	$1.80	$(0.13)
Diluted EPS	$1.69	$1.75	$(0.13)

The Company's 2¼% Notes were not included in the computation of diluted EPS for 2017 because the average market price of the common stock did not exceed the conversion price and the Company only expects the conversion premium for the 2¼% Notes to be settled in common shares.
The following table sets forth the potentially dilutive securities excluded from the computation because their effect would have been anti-dilutive:

	Year Ended December 31,
	2019	2018	2017
	(In millions)
4 1/16% Convertible Subordinated Debentures	—	—	0.1
Employee stock options and stock purchase plan	—	—	0.1
Unvested restricted shares	1.4	1.5	1.6
Total potentially dilutive securities	1.4	1.5	1.8

Note 3. Balance Sheet Accounts and Supplemental Disclosures
a.  Marketable Securities
The following table summarizes short-term available-for-sale investments as of December 31, 2019:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In millions)
Commercial paper	$99.9	$—	$—	$99.9
Marketable securities	$99.9	$—	$—	$99.9
The following table summarizes short-term available-for-sale investments as of December 31, 2018:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In millions)
Commercial paper	$154.7	$—	$—	$154.7
Marketable securities	$154.7	$—	$—	$154.7

As of December 31, 2019 and 2018, the total estimated fair value for commercial paper was classified as cash and cash equivalents as the remaining maturity at date of purchase was less than three months.
b.  Accounts Receivable, net

	As of December 31,
	2019	2018
	(In millions)
Billed	$122.9	$147.3
Reserve on billed trade receivables	(10.6)	(6.6)
Other trade receivables	0.2	0.5
Accounts receivable, net	$112.5	$141.2

c.  Other Current Assets, net

	As of December 31,
	2019	2018
	(In millions)
Deferred costs recoverable from the U.S. government	$47.1	$52.6
Income tax receivable	43.4	14.9
Prepaid expenses	13.9	14.4
Inventories	24.0	14.9
Other	17.4	20.9
Other current assets, net	$145.8	$117.7

The income tax receivable balance includes amounts the Company expects to receive from amended returns and refund claims, and an overpayment applied to tax year 2019 income tax returns.

d.  Property, Plant and Equipment, net

	As of December 31,
	2019	2018
	(In millions)
Land	$71.2	$71.2
Buildings and improvements	434.9	408.6
Machinery and equipment, including capitalized software	488.2	499.5
Construction-in-progress	70.2	63.1
	1,064.5	1,042.4
Less: accumulated depreciation	(654.6)	(642.7)
Property, plant and equipment, net	$409.9	$399.7

Depreciation expense for 2019, 2018, and 2017 was $58.1 million, $56.1 million, and $56.7 million, respectively. The Company had $17.9 million of property, plant and equipment additions included in accounts payable as of December 31, 2019.
e.  Goodwill.
The goodwill balance as of December 31, 2019 and 2018, relates to the Company’s Aerospace and Defense segment. The change of $0.1 million in the carrying amount of goodwill in 2019 was due to the 3D Material Technologies ("3DMT") acquisition (see Note 5).
f.  Intangible Assets

	As of December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In millions)
Customer related	$87.2	$65.9	$21.3
Intellectual property\trade secrets	34.2	17.1	17.1
Trade name	21.0	4.6	16.4
Acquired technology	19.2	15.8	3.4
Intangible assets	$161.6	$103.4	$58.2

	As of December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In millions)
Customer related	$87.2	$56.4	$30.8
Intellectual property\trade secrets	34.2	14.5	19.7
Trade name	21.0	3.9	17.1
Acquired technology	19.2	15.0	4.2
Intangible assets	$161.6	$89.8	$71.8

The intangible asset balances as of December 31, 2019 and 2018, relates to the Company’s Aerospace and Defense segment. Amortization expense related to intangible assets was $13.6 million, $13.7 million, and $13.7 million in 2019, 2018, and 2017, respectively.

Future amortization expense for the five succeeding years is estimated to be as follows:

Year Ending December 31,	Future Amortization Expense
(In millions)
2020	$13.4
2021	9.9
2022	6.6
2023	6.1
2024	4.8
$40.8

g.  Other Noncurrent Assets, net

	As of December 31,
	2019	2018
	(In millions)
Real estate held for entitlement and leasing	$100.3	$96.3
Receivable from Northrop Grumman Corporation for environmental remediation costs	46.5	52.5
Deferred costs recoverable from the U.S. government	54.8	56.4
Other	54.0	49.8
Other noncurrent assets, net	$255.6	$255.0

h.  Other Current Liabilities

	As of December 31,
	2019	2018
	(In millions)
Accrued compensation and employee benefits	$103.1	$116.4
Income taxes payable	—	19.8
Other	52.4	67.9
Other current liabilities	$155.5	$204.1

i.  Accumulated Other Comprehensive Loss, Net of Income Taxes
The following table presents the changes in accumulated other comprehensive loss by components, net of income taxes:

	Actuarial Losses, Net	Prior Service Credits (Costs), Net	Total
	(In millions)
December 31, 2017	$(272.7)	$0.1	$(272.6)
Actuarial losses, net of income taxes	(16.4)	—	(16.4)
Amortization of net actuarial losses and prior service credits, net of income taxes	49.7	(0.1)	49.6
December 31, 2018	(239.4)	—	(239.4)
Actuarial losses, net of income taxes	(26.5)	—	(26.5)
Amortization of net actuarial losses and prior service credits, net of income taxes	29.5	(0.1)	29.4
December 31, 2019	$(236.4)	$(0.1)	$(236.5)

Note 4. Leases
The Company adopted the new leasing guidance effective January 1, 2019. The new guidance requires lessees to recognize a ROU asset and a lease liability on the balance sheet for all leases with the exception of short-term leases.
The Company and its subsidiaries lease certain facilities, machinery and equipment, and office buildings under long-term, non-cancelable operating leases. The leases generally provide for renewal options ranging from one to twenty years.

The following table summarizes the Company's lease costs:

Year Ended December 31, 2019
(In millions)
Operating lease cost	$14.2
Finance lease cost:
Amortization	4.0
Interest on lease liabilities	2.9
Short-term lease cost	0.8
Total lease costs	$21.9

Rent expense was $17.2 million and $20.7 million in 2018 and 2017, respectively.
The following table summarizes the supplemental cash flow information related to leases:

Year Ended December 31, 2019
(In millions)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$14.2
Operating cash flows for finance leases	2.9
Financing cash flows for finance leases	3.3
Assets obtained in exchange for lease obligations:
Operating leases	7.7
Finance leases	23.8

The following table summarizes the supplemental balance sheet information related to leases:

December 31, 2019
(In millions)
Operating leases:
Operating lease right-of-use assets	$48.0
Operating lease liabilities (component of other current liabilities)	$12.0
Operating lease liabilities, noncurrent	39.1
$51.1

Finance leases:
Property, plant and equipment	$52.9
Accumulated depreciation	(5.8)
Property, plant and equipment, net	$47.1
Current portion of long-term debt	$2.1
Long-term debt	45.6
Total finance lease liability	$47.7

Weighted-average remaining lease term (in years):
Operating leases	6
Finance leases	18
Weighted-average discount rate:
Operating leases	4.7%
Finance leases	5.2%

The Company has additional real estate and information technology equipment operating leases that have not yet commenced amounting to $9.4 million. These operating leases will commence between 2020 and 2022 with lease terms of up to eleven years.

The following table presents the maturities of lease liabilities and lease revenue in effect as of December 31, 2019:

Year Ending December 31,	Operating Leases	Finance Leases	Future Minimum Rental Income
	(In millions)
2020	$14.2	$4.9	$1.1
2021	13.2	4.7	1.6
2022	10.9	4.1	1.5
2023	5.5	3.7	1.0
2024	1.9	3.8	0.9
Thereafter	13.5	57.5	6.4
Total minimum rentals	59.2	78.7	12.5
Less: imputed interest	(8.1)	(31.0)	—
Total	$51.1	$47.7	$12.5

The Company also leases certain surplus facilities to third parties. The Company recorded lease income of $7.5 million, $6.4 million, and $6.4 million in 2019, 2018 and 2017, respectively, related to these arrangements, which have been included in net sales.
Note 5. Acquisitions
Coleman Aerospace
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
3D Material Technologies
On March 29, 2019, the Company acquired certain assets of 3DMT from ARC Group Worldwide, Inc. 3DMT is a provider of additive manufacturing (3-D printing) services to the aerospace, defense and industrial markets. The net assets acquired of $1.1 million are immaterial to the Company’s consolidated financial statements. The purchase price allocation was developed based on estimates of the fair value of the assets and liabilities. The purchase price allocation resulted in the recognition of $0.1 million in goodwill.
Note 6. Income Taxes
The Company files a consolidated U.S. federal income tax return with its wholly-owned subsidiaries. The following table presents the components of the Company’s income tax provision:

	Year Ended December 31,
	2019	2018	2017
	(In millions)
Current
U.S. federal	$45.2	$35.1	$(30.6)
State and local	11.5	11.5	1.0
	56.7	46.6	(29.6)
Deferred
U.S. federal	(8.1)	0.9	116.0
State and local	2.3	3.8	9.7
	(5.8)	4.7	125.7
Income tax provision	$50.9	$51.3	$96.1

The following table presents the reconciling items between the income tax provision using the U.S. federal statutory rate and the Company's reported income tax provision.

	Year Ended December 31,
	2019	2018	2017
	(In millions)
Statutory U.S. federal income tax	$40.3	$39.6	$30.4
State income taxes	10.9	12.1	7.0
Reserve adjustments	3.9	2.7	(4.6)
Tax credits and special deductions	(2.7)	(3.7)	(1.2)
Lobbying costs	0.4	0.4	0.7
Deferred tax adjustment	(0.5)	(0.6)	(0.1)
Stock compensation excess tax benefits	(2.3)	(0.4)	(1.4)
Other, net	0.9	1.2	0.7
New legislation - tax rate changes	—	—	64.6
Income tax provision	$50.9	$51.3	$96.1

The following table presents a reconciliation of the U.S. federal statutory income tax rate to the Company’s effective income tax rate on earnings in percentages.

	Year Ended December 31,
	2019	2018	2017
Statutory U.S. federal income tax rate	21.0%	21.0%	35.0%
State income taxes	5.7	6.4	8.0
Reserve adjustments	2.0	1.4	(5.3)
Tax credits and special deductions	(1.4)	(2.0)	(1.4)
Lobbying costs	0.2	0.2	0.8
Deferred tax adjustment	(0.2)	(0.3)	(0.1)
Stock compensation excess tax benefits	(1.2)	(0.2)	(1.6)
Other, net	0.4	0.7	0.8
New legislation - tax rate changes	—	—	74.4
Effective income tax rate	26.5%	27.2%	110.6%

In 2019, the Company’s effective tax rate was 26.5%. The Company’s effective tax rate differed from the 21% statutory federal income tax rate primarily due to state income taxes and uncertain tax positions, offset by R&D credits and excess tax benefits related to the Company’s stock-based compensation.
In 2018, the Company’s effective tax rate was 27.2%. The Company’s effective tax rate differed from the 21% statutory federal income tax rate primarily due to state income taxes and unfavorable adjustments to uncertain tax positions partially offset by R&D credits.
In 2017, the Company’s effective tax rate was 110.6%. The Company’s effective tax rate differed from the 35.0% statutory federal income tax rate primarily due to the change in the federal statutory tax rate from 35% to 21% under the Tax Act. In accordance with the rate reduction, the Company wrote down its net deferred tax assets by $64.6 million which unfavorably affected the effective tax rate by 74.4%. The effective tax rate also included an increase from state income taxes partially offset by favorable adjustments to the Company's uncertain tax positions and R&D credits.
The Company is routinely examined by domestic tax authorities. While it is difficult to predict the outcome or timing of a particular tax matter, the Company believes it has adequately provided reserves for any reasonable foreseeable outcome related to these matters.
In the second quarter of 2018, the Internal Revenue Service ("IRS") notified the Company that its federal income tax return for the year ended November 30, 2015, was selected for audit. In the fourth quarter of 2019, the IRS notified the Company that they completed the audit at the field level with no changes and have forwarded the Company's case to the Joint Committee on Taxation ("JCT") for a secondary review. The Company is unable to determine the timing of the completion of the JCT review.
In the fourth quarter of 2018, the California Franchise Tax Board ("FTB") notified the Company that its California tax returns for the years ended November 30, 2014, November 30, 2015, and December 31, 2015, were selected for audit. In the third quarter of 2019, the FTB completed its audit with no changes.
Except for the November 30, 2015, period noted above, U.S. federal tax returns for the years ended December 31, 2016, through December 31, 2018, remain open to examination. Tax returns for the years ended November 30, 2015, through December 31, 2018, remain open to examination for state income tax jurisdictions.
The following table presents a reconciliation of unrecognized tax benefits:

	Year Ended December 31,
	2019	2018	2017
	(In millions)
Balances at beginning of year	$7.4	$4.4	$29.5
Increases based on tax positions in prior years	40.4	0.3	1.0
Decreases based on tax position in prior years	—	(0.1)	(25.1)
Increases based on tax positions in current year	10.4	3.5	0.4
Lapse of statute of limitations	(0.2)	(0.7)	(1.4)
Balances at end of year	$58.0	$7.4	$4.4

As of December 31, 2019, the total amount of unrecognized tax benefits is $58.0 million. Of the $58.0 million of unrecognized tax benefits, $10.3 million would affect the effective tax rate. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2019, the Company’s accrued interest and penalties related to uncertain tax positions was $1.8 million. It is reasonably possible that a reduction of up to $2.3 million of unrecognized tax benefits and related interest and penalties may occur within the next 12 months as a result of the expiration of certain statutes of limitations.
Deferred Income Taxes
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of the Company’s assets and liabilities for financial reporting and income tax purposes. Deferred tax assets and liabilities are determined by multiplying such differences by the enacted tax rates expected to be in effect when such differences are recovered or settled.
The following table presents the deferred tax assets and liabilities:

	As of December 31,
	2019	2018
	(In millions)
Deferred Tax Assets
Accrued estimated costs	$43.2	$48.3
Basis difference in assets and liabilities	59.0	63.8
Operating lease liabilities	12.9	—
Tax losses and credit carryforwards	3.0	3.2
Net cumulative defined benefit pension plan losses	95.9	87.0
Retiree medical and life insurance benefits	6.2	7.5
Total deferred tax assets	220.2	209.8
Deferred Tax Liabilities
Revenue recognition differences	77.7	84.9
Basis differences in intangible assets	8.6	8.0
ROU assets	12.0	—
Total deferred tax liabilities	98.3	92.9
Total net deferred tax assets	$121.9	$116.9

Realization of deferred tax assets is primarily dependent on generating sufficient taxable income in future periods. The Company believes it is more-likely-than not its deferred tax assets will be realized. Accordingly, no valuation allowance was recorded for 2019. The following table presents the changes in the Company's valuation allowance:

Year Ended December 31,	Balance at Beginning of Year	Tax Valuation Allowance Charged to Income Tax Provision	Tax Valuation Allowance Credited to Income Tax Provision	Balance at End of Year
	(In millions)
2018	$1.7	$—	$(1.7)	$—
2017	1.7	—	—	1.7

The Company fully utilized its federal net operating loss carryforwards and income tax credits in 2018. The Company expects to utilize substantially all of its state net operating loss carryforwards in 2019. The Company’s California income tax credit carryovers are $3.1 million as of December 31, 2019, and have no expiration date.

Note 7. Long-Term Debt

	As of December 31,
	2019	2018
	(In millions)
Senior debt	$326.3	$343.3
Convertible senior notes	263.0	254.9
Finance leases (see Note 4)	47.7	27.2
Total debt, carrying amount	637.0	625.4
Less: Amounts due within one year	(284.7)	(273.1)
Total long-term debt, carrying amount	$352.3	$352.3

The following table presents as of December 31, 2019, the earlier of the Company’s contractual debt principal maturities excluding finance lease obligations or the next debt redemption date that could be exercised at the option of the debt holder by year excluding finance lease obligations:

	Total	2020	2021	2022	2023
	(In millions)
Senior debt	$328.1	$19.7	$26.3	$28.4	$253.7
Convertible senior notes	300.0	300.0	—	—	—
	$628.1	$319.7	$26.3	$28.4	$253.7

See a summary of the minimum payments under finance lease obligations in Note 4.
The Company amortizes deferred financing costs over the estimated life of the related debt (a portion of which is classified as a contra liability). Amortization of deferred financing costs was $1.9 million, $1.8 million, and $1.8 million in 2019, 2018, and 2017, respectively.
a.  Senior Debt:

	As of December 31,
	2019	2018
	(In millions)
Term loan, bearing interest at variable rates (rate of 3.55% as of December 31, 2019), maturing in September 2023	$328.1	$345.6
Unamortized deferred financing costs	(1.8)	(2.3)
Total senior debt	$326.3	$343.3

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
As of December 31, 2019, the Company had zero borrowings under the Revolver and had issued $29.7 million letters of credit.
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
The Senior Credit Facility is secured by a first priority security interest in the Company’s assets, subject to certain customary exceptions, as well as pledges of its equity interests in certain subsidiaries.
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
The Company was in compliance with its financial and non-financial covenants as of December 31, 2019.
b.  Convertible Senior Notes:

	As of December 31,
	2019	2018
	(In millions)
Senior convertible notes, bearing interest at 2.25% per annum, interest payments due in June and December, maturing in December 2023	$300.0	$300.0
Unamortized discount and deferred financing costs	(37.0)	(45.1)
Total convertible senior notes	$263.0	$254.9

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
Holders may convert their 2¼% Notes at their option from January 1, 2020, through March 31, 2020, because the Company's closing stock price exceeded $33.80 for at least 20 days in the 30 day period prior to December 31, 2019. The Company has a stated intention to cash settle the principal amount of the 2¼% Notes with the conversion premium to be settled in common shares. Accordingly, the net balance of the 2¼% Notes of $263.0 million is classified as a current liability as of December 31, 2019. The classification of the 2¼% Notes as current or noncurrent on the balance sheet is evaluated at each reporting date and may change depending on whether the sale price contingency (discussed below) has been met.
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
The following table summarizes the 2¼% Notes information (in millions, except years, percentages, conversion rate, and conversion price):

	As of December 31,
	2019	2018
Carrying value, long-term	$263.0	$254.9
Unamortized discount and deferred financing costs	37.0	45.1
Principal amount	$300.0	$300.0
Carrying amount of equity component, net of equity issuance costs	$54.5	$54.5
Remaining amortization period (years)	4.0	5.0
Effective interest rate	5.8%	5.8%
Conversion rate (shares of common stock per $1,000 principal amount)	38.4615	38.4615
Conversion price (per share of common stock)	$26.00	$26.00

 Based on the Company's closing stock price of $45.66 on December 31, 2019, the if-converted value of the 2¼% Notes exceeded the aggregate principal amount of the 2¼% Notes by $226.8 million.
The following table presents the interest expense components for the 2¼% Notes:

	Year Ended December 31,
	2019	2018	2017
	(In millions)
Interest expense-contractual interest	$6.8	$6.8	$6.8
Interest expense-amortization of debt discount	7.5	7.1	6.7
Interest expense-amortization of deferred financing costs	0.6	0.6	0.6

Note 8. Retirement Benefits
a.  Plan Descriptions
Pension Benefits
The Company's defined benefit pension plan future benefit accrual was discontinued in 2009. As of December 31, 2019, the assets, projected benefit obligations, and unfunded pension obligation were $932.5 million, $1,349.8 million, and $417.3 million, respectively.
In 2020, the Company expects to make contributions of $46.0 million to its tax-qualified defined benefit pension plan, including $13.9 million of cash and $32.1 million of prepayment credits. The Company is generally able to recover contributions related to its tax-qualified defined benefit pension plan as allowable costs on its U.S. government contracts, but there are differences between when the Company contributes to its tax-qualified defined benefit pension plan under pension funding rules and when it is recoverable under Cost Accounting Standards ("CAS"). During 2019, the Company used $38.9 million of prepayment credits to fund its tax-qualified defined benefit pension plan.
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
Defined Contribution 401(k) Benefits
The Company sponsors a defined contribution 401(k) plan and participation in the plan is available to all employees. The Company makes matching contributions in cash equal to 100% of the first 3% of the participants’ compensation contributed and 50% of the next 3% of the compensation contributed. The cost of the 401(k) plan was $21.4 million, $22.2 million, and $21.2 million in 2019, 2018, and 2017, respectively.
b.  Plan Results
The following table summarizes the balance sheet impact of the Company’s pension benefits and medical and life insurance benefits. Pension benefits include the consolidated tax-qualified plan and the unfunded non-qualified plan for benefits provided to employees beyond those provided by the Company’s tax-qualified plan. Assets, benefit obligations, and the funded status of the plans were determined at December 31, 2019 and 2018.

	Pension Benefits		Medical and Life Insurance Benefits
	As of December 31,
	2019	2018	2019	2018
	(In millions)
Change in fair value of assets:
Fair value - beginning of year	$894.8	$931.2	$—	$—
Gain (loss) on assets	144.8	(57.8)	—	—
Employer contributions (1)	1.4	133.1	3.1	3.6
Benefits paid (2)	(108.5)	(111.7)	(3.1)	(3.6)
Fair value - end of year	$932.5	$894.8	$—	$—
Change in benefit obligation:
Benefit obligation - beginning of year	$1,288.7	$1,442.9	$31.3	$37.5
Interest cost	52.7	49.7	1.2	1.2
Actuarial losses (gains)	116.9	(92.2)	(3.5)	(3.8)
Benefits paid	(108.5)	(111.7)	(3.1)	(3.6)
Benefit obligation and accumulated benefit obligation - end of year	$1,349.8	$1,288.7	$25.9	$31.3
Funded status of the plans	$(417.3)	$(393.9)	$(25.9)	$(31.3)
Amounts recognized in the consolidated balance sheets:
Postretirement medical and life insurance benefits, current	$—	$—	$(3.6)	$(4.4)
Postretirement medical and life insurance benefits, noncurrent	—	—	(22.3)	(26.9)
Pension liability, non-qualified current (component of other current liabilities)	(1.3)	(1.3)	—	—
Pension liability, non-qualified (component of other noncurrent liabilities)	(17.1)	(15.9)	—	—
Pension benefits, noncurrent	(398.9)	(376.7)	—	—
Net liability recognized in the consolidated balance sheets	$(417.3)	$(393.9)	$(25.9)	$(31.3)
______

(1)
On September 10, 2018, the Company made a discretionary contribution of 2.7 million treasury stock, or $95.0 million, of its common stock to the tax-qualified defined benefit pension plan most of which is expected to be recoverable in future periods as allowable costs on its U.S. government contracts.

(2) Benefits paid for medical and life insurance benefits are net of the Medicare Part D Subsidy of $0.1 million received in both 2019 and 2018.
The pension benefits obligation actuarial losses of $116.9 million in 2019 were primarily the result of a decrease in the discount rate used to determine the obligation due to lower market interest rates. The discount rate was 3.28% as of December 31, 2019, compared with 4.27% as of December 31, 2018. The pension obligation actuarial gains of $92.2 million in 2018 were primarily the result of an increase in the discount rate used to determine the obligation due to higher market interest rates. The discount rate was 4.27% as of December 31, 2018, compared with 3.59% as of December 31, 2017.
The following table presents the components of retirement benefits expense (income):

	Pension Benefits			Medical and Life Insurance Benefits
	Year Ended December 31,			Year Ended December 31,
	2019	2018	2017	2019	2018	2017
	(In millions)
Interest cost on benefit obligation	$52.7	$49.7	$57.6	$1.2	$1.2	$1.5
Assumed return on assets	(64.8)	(60.1)	(49.5)	—	—	—
Amortization of prior service costs (credits)	0.1	0.1	0.1	(0.2)	(0.2)	(0.2)
Amortization of net losses (gains)	40.9	70.7	67.8	(3.8)	(3.8)	(4.1)
	$28.9	$60.4	$76.0	$(2.8)	$(2.8)	$(2.8)

The following table presents the actual return and rate of return on assets:

	Year Ended December 31,
	2019	2018	2017
	(In millions, except rate of return)
Actual gain (loss) on assets	$144.8	$(57.8)	$96.8
Actual rate of return (loss) on assets	18.0%	(5.2)%	10.8%

Service costs represent the annual growth in benefits earned by participants during the year. Since the Company’s defined benefit pension plan future benefit accrual is discontinued for all participants, the Company has determined in connection with the adoption of accounting guidance on presentation of service cost and other components of retirement benefits expense that the service cost is zero for all periods presented. Historically, the Company has included expenses paid from the tax-qualified defined benefit pension plan trust, including Pension Benefit Guaranty Corporation, audit, actuarial, legal and administrative fees, as service costs in the presentation of the components of retirement benefits expense (income). The Company determined that the vast majority of these types of expenses reflect a reduction to the assumed return on plan assets because they reduce the expected growth of the plan assets. As such, the Company has elected to reclassify the trust-paid expenses related to the tax-qualified defined benefit pension plan as a reduction to assumed return on plan assets for all periods presented. For 2017, the Company has reclassified expenses of $15.0 million from service cost to assumed return on plan assets in the table above. This change in presentation had no impact on net retirement benefits expense (income).
Market conditions and interest rates significantly affect assets and liabilities of the pension plans. Pension accounting permits market gains and losses to be deferred and recognized over a period of years. This "smoothing" results in the creation of other accumulated income or loss which will be amortized to pension costs in future years. The accounting method the Company utilizes recognizes one-fifth of the unamortized gains and losses in the market-related value of pension assets and all other gains and losses including changes in the discount rate used to calculate the benefit obligation each year. Investment gains or losses for this purpose are the difference between the expected return and the actual return on the market-related value of assets which smoothes asset values over three years. Although the smoothing period mitigates some volatility in the calculation of annual retirement benefits expense, future expenses are impacted by changes in the market value of assets and changes in interest rates.
c.  Plan Assumptions
The following table presents the assumptions, calculated based on a weighted-average, to determine the benefit obligations:

	Pension Benefits		Medical and Life Insurance Benefits
	As of December 31,		As of December 31,
	2019	2018	2019	2018
Discount rate	3.28%	4.27%	3.19%	4.09%
Discount rate (non-qualified plan)	3.30%	4.27%	*	*
Ultimate healthcare trend rate	*	*	4.50%	4.50%
Initial healthcare trend rate (pre 65/post 65)	*	*	5.50%	6.00%
Year ultimate rate attained (pre 65/post 65)	*	*	2022	2022
______

*	Not applicable
The following table presents the assumptions, calculated based on a weighted-average, to determine the retirement benefits expense (income):

	Pension Benefits			Medical and Life Insurance Benefits
	Year Ended December 31,			Year Ended December 31,
	2019	2018	2017	2019	2018	2017
Discount rate	4.27%	3.59%	4.02%	4.09%	3.37%	3.68%
Discount rate (non-qualified plan)	4.27%	3.62%	4.07%	*	*	*
Expected long-term rate of return on assets	7.00%	7.00%	7.00%	*	*	*
Ultimate healthcare trend rate	*	*	*	4.50%	5.00%	5.00%
Initial healthcare trend rate (pre 65/post 65)	*	*	*	6.00%	6.50%	7.00%
Year ultimate rate attained (pre 65/post 65)	*	*	*	2022	2021	2021
______

*	Not applicable

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
The expected long-term rate of return on assets represents the rate of earnings expected in the funds invested, and funds to be invested, to provide for anticipated benefit payments to plan participants. The Company evaluated historical investment performance, current and expected asset allocation, and, with input from the Company’s external advisors, developed best estimates of future investment performance. Based on this analysis, the Company assumed a long-term expected rate of return of 7.0% in 2019.
The Company reviews external data and its own historical trends for healthcare costs to determine the healthcare cost trend rates for the medical benefit plans. For 2019 medical benefit obligations, the Company assumed a 5.5% annual rate of increase for pre and post 65 participants in the per capita cost of covered healthcare claims with the rate decreasing over two years until reaching 4.5%.
d.  Plan Assets and Investment Policy
The Company’s investment policy is to maximize the total rate of return within a prudent risk framework, while maintaining adequate liquidity throughout volatile market cycles to meet benefit obligations when due. The Company's strategies employ active management and are generally focused on minimizing the permanent loss of capital. The Company's asset diversification objectives target a diversified portfolio that invests across the capital structure via strategies with complimentary risk and return profiles. Diversification is achieved by investing in various asset types, which may include cash, fixed income, equities, private assets, credit holdings, and future contracts. Further, the Company's strategy allows for diversification as to the types of investment vehicle structures, investment and redemption periods, and the number of investment managers used to carry out its strategy. Allocations between asset types, structures and managers may change as a result of changing market conditions, tactical investment opportunities, planned Company contributions, and cash obligations of the plan.
The following table presents the asset allocations by asset category:

	As of December 31,
	2019	2018
Cash and cash equivalents	4%	4%
Equity securities	44	43
Fixed income	15	19
Registered investment companies	2	1
Private assets	12	13
Hedge funds	23	20
Total	100%	100%

The following tables present the fair value by asset category and by level:

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
	(In millions)
December 31, 2019
Cash and cash equivalents	$0.1	$0.1	$—	$—
Equity securities:
Domestic equity securities	372.6	368.4	—	4.2
International equity securities	33.5	33.5	—	—
Fixed income:
Corporate debt securities	78.2	—	50.6	27.6
Asset-backed securities	26.3	—	26.3	—
U.S. government securities	31.3	—	31.3	—
Foreign bonds	0.8	—	0.8	—
Foreign exchange contracts	0.1	—	0.1	—
Registered investment companies	22.8	22.8	—	—
Private assets	5.4	—	—	5.4
Total	571.1	$424.8	$109.1	$37.2
Investment measured at Net Asset Value ("NAV")
Private assets	106.3
Hedge funds	218.7
Common/collective trusts ("CCTs")	50.0
Total investments measured at NAV	375.0
Receivables	6.5
Payables	(20.1)
Total assets	$932.5

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
	(In millions)
December 31, 2018
Cash and cash equivalents	$0.6	$0.6	$—	$—
Equity securities:
Domestic equity securities	345.7	340.8	—	4.9
International equity securities	36.9	36.8	—	0.1
Fixed income:
Corporate debt securities	115.2	—	93.7	21.5
Asset-backed securities	28.1	—	28.1	—
U.S. government securities	24.6	—	24.6	—
Foreign bonds	0.1	—	0.1	—
Registered investment companies	9.6	9.6	—	—
Private assets	1.3	—	—	1.3
Total	562.1	$387.8	$146.5	$27.8
Investment measured at NAV
Private assets	114.9
Hedge funds	173.9
CCTs	52.0
Total investments measured at NAV	340.8
Receivables	1.4
Payables	(9.5)
Total assets	$894.8
Below is a description of the significant investment strategies and valuation methodologies used for the investments measured at fair value, including the general classification of such investments pursuant to the valuation hierarchy. There have been no changes in the methodologies used at December 31, 2019 and 2018.
Cash and cash equivalents
Cash and cash equivalents are invested in money market funds or Short-Term Investment Funds ("STIFs"). Cash and cash equivalents invested in money market funds are classified as Level 1 investments. STIFs are measured at NAV and included in CCTs as a reconciling item to the fair value tables above.
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
Fixed income securities
Fixed income securities are invested in a variety of instruments, including, but not limited to, corporate debt securities, U.S. government securities, CCTs, asset-backed securities, foreign bonds, and other investment vehicles. Corporate debt securities are invested in corporate bonds and term loans. Corporate bonds are valued at bid evaluations using observable and market-based inputs and are classified as Level 2 investments. Term loans are priced using unobservable inputs and are classified as Level 3 investments. Asset-backed securities, including government-backed mortgage securities, commercial mortgage-backed securities, auto receivable backed securities, and other asset-backed securities, are valued at bid evaluations and are classified as Level 2 investments. Foreign bonds that are valued using pricing models maximizing the use of observable inputs for similar securities are classified as Level 2 investments. Foreign bonds that are priced using unobservable inputs are classified as Level 3 investments. The foreign bond classified as Level 3 investment had no value at both December 31, 2019 and 2018. CCTs invested in fixed income securities are measured at NAV and included as a reconciling item to the fair value tables above.

Registered investment companies
Registered investment companies are invested in corporate bonds, senior secured loans, and other fixed income. Registered investment companies are transacted at NAV published daily and are classified as Level 1 investments.
Private assets
Private assets are primarily limited partnerships that mainly invest in U.S. and non-U.S. leveraged buyout, venture capital and special situation strategies. Generally, the individual investments within the partnerships or funds are valued at public market, private market, or appraised value. Private assets are valued by investment managers using unobservable inputs such as extrapolated data, proprietary data, or indicative quotes. The majority of the private assets are valued at NAV and included as a reconciling item to the fair value tables above. Private assets for which there is no NAV are classified as Level 3 investments. Valuations of certain assets were based on the NAV or market value three months prior to the year-end. The Company made adjustments amounting to a decrease of $17.4 million and an increase of $9.7 million for 2019 and 2018, respectively, to account for changes since the valuation date.
Hedge funds
Hedge funds primarily consist of multi-strategy hedge funds that invest across a range of equity and debt securities in a variety of industry sectors. Hedge funds are valued at NAV calculated by investment managers using unobservable inputs such as extrapolated data, proprietary data, or indicative quotes and are included as a reconciling item to the fair value tables above. Valuations of certain assets were based on the NAV or market value three months prior to the year-end. The Company made adjustments amounting to a decrease of $4.5 million for 2019 to account for changes since the valuation date.
The following tables present the changes in the fair value of the Level 3 investments:

	December 31, 2018	Unrealized Gains (Losses)	Realized Gains	Purchases, Sales, and Settlements, net	December 31, 2019
	(In millions)
Equity securities:
Domestic equity securities	$4.9	$(0.3)	$0.3	$(0.7)	$4.2
International equity securities	0.1	(0.1)	—	—	—
Corporate debt securities	21.5	(0.1)	0.1	6.1	27.6
Private assets	1.3	0.2	0.1	3.8	5.4
Total	$27.8	$(0.3)	$0.5	$9.2	$37.2

	December 31, 2017	Unrealized Gains (Losses)	Realized Gains	Purchases, Sales, and Settlements, net	Transfers out of Level 3	December 31, 2018
	(In millions)
Equity securities:
Domestic equity securities	$3.8	$(0.3)	$—	$1.4	$—	$4.9
International equity securities	—	0.1	—	—	—	0.1
Corporate debt securities	17.0	(0.3)	0.4	4.4	—	21.5
Private assets	25.7	—	—	1.3	(25.7)	1.3
Total	$46.5	$(0.5)	$0.4	$7.1	$(25.7)	$27.8
e.  Benefit Payments
The following table presents estimated future benefit payments:

	Pension Benefit Payments	Medical and Life Insurance Benefits
Year Ending December 31,		Gross Benefit Payments	Medicare D Subsidy	Net Benefit Payments
	(In millions)
2020	$110.5	$3.6	$0.1	$3.5
2021	107.0	3.3	0.1	3.2
2022	103.4	3.0	0.1	2.9
2023	99.8	2.7	0.1	2.6
2024	96.3	2.4	—	2.4
Years 2025 - 2029	425.9	8.5	0.2	8.3

Note 9. Commitments and Contingencies
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
Asbestos Litigation
The Company has been, and continues to be, named as a defendant in lawsuits alleging personal injury or death and seeking various monetary damages due to exposure to asbestos in building materials, products, or in manufacturing operations. The majority of cases are pending in Illinois state courts. There were 61 asbestos cases pending as of December 31, 2019.
Given the lack of any significant consistency to claims (i.e., as to product, operational site, or other relevant assertions) filed against the Company, the Company is generally unable to make a reasonable estimate of the future costs of pending claims or unasserted claims. The aggregate settlement costs and legal and administrative fees associated with the Company’s asbestos litigation has been immaterial for the last three years. As of December 31, 2019, the Company has accrued an immaterial amount related to pending claims.
United States ex. rel. Markus vs. Aerojet Rocketdyne Holdings
In the case captioned United States ex. rel. Markus vs. Aerojet Rocketdyne Holdings, Inc. et al., Case No. 2:15-CV-02245- WBS-AC, the Department of Justice completed its review of the case and declined to intervene in June 2018. The case was originally filed under seal in the U.S. District Court, Eastern District of California in September 2017 and alleged causes of action against the Company based on false claims, retaliation, and wrongful termination of employment seeking injunctive relief, civil penalties, and compensatory and punitive damages. In February 2019, the Company filed a Motion to Dismiss the False Claims Act ("FCA") counts of the complaint and a Motion to Compel Arbitration on the employment based claims. In May 2019, the court dismissed one count of the FCA claim, denied the motion to dismiss the remaining FCA counts, and moved the employment based claims to arbitration. The Company continues to vigorously contest the complaint’s allegations and has not recorded any liability for this matter as of December 31, 2019.
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
As of December 31, 2019, the aggregate range of these anticipated environmental costs was $309.2 million to $459.8 million and the accrued amount was $309.2 million. See Note 9(c) for a summary of the environmental reserve activity. Of these accrued liabilities, approximately 99% relates to the Company’s U.S. government contracting business and a portion of this liability is recoverable. The significant environmental sites are discussed below. The balance of the accrued liabilities, which are not recoverable from the U.S. government, relate to other sites for which the Company’s obligations are probable and estimable.
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
As of December 31, 2019, the estimated range of anticipated costs discussed above for the Sacramento, California site was $203.6 million to $325.8 million and the accrued amount was $203.6 million included as a component of the Company’s environmental reserves. Expenditures associated with this matter are partially recoverable. See Note 9(c) below for further discussion on recoverability.
Baldwin Park Operable Unit
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
As of December 31, 2019, the estimated range of anticipated costs was $89.6 million to $106.1 million and the accrued amount was $89.6 million included as a component of the Company’s environmental reserves. Expenditures associated with this matter are partially recoverable. See Note 9(c) below for further discussion on recoverability.
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
The following table summarizes the Company’s environmental reserve activity:

	Aerojet Rocketdyne- Sacramento	Aerojet Rocketdyne- BPOU	Other Aerojet Rocketdyne Sites	Total Aerojet Rocketdyne	Other	Total Environmental Reserve
	(In millions)
December 31, 2016	$210.1	$126.8	$8.5	$345.4	$4.3	$349.7
Additions	19.2	3.3	8.0	30.5	0.8	31.3
Expenditures	(22.8)	(13.7)	(2.8)	(39.3)	(0.3)	(39.6)
December 31, 2017	206.5	116.4	13.7	336.6	4.8	341.4
Additions	20.1	2.3	0.6	23.0	0.3	23.3
Expenditures	(19.2)	(14.9)	(1.9)	(36.0)	(0.8)	(36.8)
December 31, 2018	207.4	103.8	12.4	323.6	4.3	327.9
Additions	17.0	(0.8)	0.3	16.5	0.2	16.7
Expenditures	(20.8)	(13.4)	(0.9)	(35.1)	(0.3)	(35.4)
December 31, 2019	$203.6	$89.6	$11.8	$305.0	$4.2	$309.2

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

Total reimbursable costs under the Northrop Agreement	$189.7
Amount reimbursed to the Company through December 31, 2019	(137.2)
Receivable from Northrop included in the balance sheet at December 31, 2019	$52.5

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

	Year Ended December 31,
	2019	2018	2017
	(In millions)
Expense (benefit) to consolidated statement of operations	$2.1	$(36.9)	$8.2

d.  Arrangements with Off-Balance Sheet Risk
As of December 31, 2019, arrangements with off-balance sheet risk consisted of:

•	$29.7 million in outstanding commercial letters of credit, the majority of which may be renewed, primarily to collateralize obligations for environmental remediation and insurance coverage.

•	$53.9 million in outstanding surety bonds to primarily satisfy indemnification obligations for environmental remediation coverage.

•	Up to $120.0 million aggregate in guarantees by the Company of Aerojet Rocketdyne’s obligations to U.S. government agencies for environmental remediation activities.

•	Guarantees, jointly and severally, by the Company’s material domestic subsidiaries of their obligations under the Senior Credit Facility.
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
Note 10. Stockholders’ Equity
a.  Preferred Stock
As of December 31, 2019 and 2018, 15.0 million shares of preferred stock were authorized and none were issued or outstanding.
b.  Common Stock
As of December 31, 2019, the Company had 150.0 million authorized shares of common stock, par value $0.10 per share, of which 77.3 million shares were issued and outstanding, and 21.5 million shares were reserved for future issuance for the exercise of stock options (seven year contractual life) and restricted stock (no maximum contractual life), payment of awards under stock-based compensation plans, and conversion of the Company’s convertible debt.
c.  Treasury Stock
As of December 31, 2019 and 2018, the Company had 0.8 million of its common shares classified as treasury stock. On September 10, 2018, the Company made a discretionary contribution of 2.7 million treasury stock, or $95.0 million, of its common stock to the Aerojet Rocketdyne Master Retirement Trust, which is a trust maintained in connection with the Aerojet

Rocketdyne (GenCorp) Consolidated Pension Plan. Treasury stock is stated at cost (first-in, first-out basis). The Company reflects stock repurchases in its financial statements on a "settlement" basis.
d.  Stock-based Compensation
The following table summarizes stock-based compensation expense by type of award:

	Year Ended December 31,
	2019	2018	2017
	(In millions)
SARs	$11.4	$6.2	$9.3
Restricted stock, service based	5.2	4.5	4.1
Restricted stock, performance based	9.4	9.1	6.8
Employee stock purchase plan ("ESPP")	0.9	0.6	0.6
Stock options	0.4	0.1	1.2
Total stock-based compensation expense	$27.3	$20.5	$22.0

Stock Appreciation Rights: As of December 31, 2019, a total of 1.2 million SARs were outstanding. SARs granted to employees generally vest in one-third increments at one year, two years, and three years from the date of grant and have a seven year contractual life. SARs granted to directors of the Company typically vest over a one year service period (half after six months and half after one year) and have a seven year contractual life. These awards are similar to the Company’s employee stock options, but are settled in cash rather than in shares of common stock, and are classified as liability awards. Compensation cost for these awards is determined using a fair-value method and remeasured at each reporting date until the date of settlement.
The following table summarizes the status of the Company’s SARs:

	SARs (In millions)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (In millions)
Outstanding at December 31, 2018	1.1	$21.15
Granted	0.4	37.26
Exercised	(0.2)	12.95
Canceled	(0.1)	26.54
Outstanding at December 31, 2019	1.2	$27.32	4.9	$22.2
Exercisable at December 31, 2019	0.2	$15.77	3.0	$7.0
Expected to vest at December 31, 2019	1.0	$30.10	5.3	$15.2

The weighted average grant date fair value for SARs granted in 2018 and 2017 was $27.53 and $22.35, respectively. The total intrinsic value for SARs liabilities paid in 2019, 2018, and 2017 was $4.3 million, $3.5 million, and $4.9 million, respectively. As of December 31, 2019, there was $9.1 million of unrecognized stock-based compensation related to nonvested SARs that is expected to be recognized over an estimated weighted-average amortization period of twenty-one months.
Restricted Stock, service-based: As of December 31, 2019, a total of 0.3 million shares of service-based restricted stock were outstanding which vest based on years of service. Restricted shares are granted to key employees and directors of the Company. The fair value of the restricted stock awards was based on the closing market price of the Company’s common stock on the date of award and is being amortized on a straight line basis over the service period.
The following table summarizes the status of the Company’s service-based restricted stock:

	Service Based Restricted Stock (In millions)	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2018	0.3	$24.76
Granted	0.2	40.70
Exercised	(0.2)	22.52
Outstanding and expected to vest at December 31, 2019	0.3	$36.33

As of December 31, 2019, there was $7.9 million of unrecognized stock-based compensation related to nonvested service-based restricted stock that is expected to be recognized over an estimated weighted-average amortization period of twenty-two months. At December 31, 2019, the intrinsic value of the service-based restricted stock outstanding and expected to vest was $14.4 million. The weighted average grant date fair values for service-based restricted stock granted in 2018 and 2017 was $29.74 and $24.98, respectively.
Restricted Stock, performance-based Company metrics: As of December 31, 2019, a total of 1.0 million shares of performance-based restricted shares were outstanding. The performance-based restricted stock vests if the Company meets various operations and earnings targets set by the Organization & Compensation Committee of the Board of Directors. The fair value of the performance-based restricted stock awards was based on the closing market price of the Company’s common stock on the date of award and is being amortized over the estimated service period to achieve the operations and earnings targets.
The following table summarizes the status of the Company’s performance-based restricted stock:

	Performance Based Restricted Stock (In millions)	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2018	1.2	$22.05
Granted	0.3	37.27
Exercised	(0.4)	18.29
Canceled	(0.1)	23.76
Outstanding at December 31, 2019	1.0	$29.41
Expected to vest at December 31, 2019	0.8	$28.69

As of December 31, 2019, there was $8.3 million of unrecognized stock-based compensation related to nonvested performance-based restricted stock that is expected to be recognized over an estimated weighted-average amortization period of fifteen months. At December 31, 2019, the intrinsic value of the performance-based restricted stock outstanding was $47.1 million and the intrinsic value of the performance-based restricted stock expected to vest was $36.5 million. The weighted average grant date fair values for performance-based restricted stock granted in 2018 and 2017 was $26.36 and $22.35, respectively.
Employee Stock Purchase Plan: The ESPP enables eligible employees the opportunity to purchase the Company’s common stock at a price not less than 85% of the fair market value of the common stock on the last day of the respective offering period. A maximum of 1.5 million shares are authorized for issuance. During 2019, 0.1 million shares were issued under the ESPP at an average price of $45.25. During 2018, 0.1 million shares were issued under the ESPP at an average price of $32.11. During 2017, 0.1 million shares were issued under the ESPP at an average price of $25.43 per share.
Stock Options: As of December 31, 2019, a total of 0.4 million stock options were outstanding. The following table summarizes the status of the Company’s stock options:

	Stock Options (In millions)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Intrinsic Value (In millions)
Outstanding at December 31, 2018	0.3	$18.82
Granted	0.1	37.25
Outstanding at December 31, 2019	0.4	$23.11	3.7	$9.2
Exercisable at December 31, 2019	0.3	$19.07	3.0	$8.5
Expected to vest at December 31, 2019	0.1	$37.25	6.2	$0.7

The total intrinsic value for options exercised in 2019, 2018, and 2017 was $0.8 million, $0.9 million, and $2.9 million, respectively. The fair value of the stock option grant in 2019 was estimated using a Black-Scholes model with an expected life of seven years, volatility of 33.48%, and a risk-free rate of 2.62%. The Company did not grant stock options in 2018 and 2017.
The following table summarizes the range of exercise prices and weighted-average exercise prices for options outstanding as of December 31, 2019, under the Company’s stock option plans:

		Outstanding
Year Granted	Range of Exercise Prices	Stock Options Outstanding (In millions)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)
2015	$23.06	0.1	$23.06	2.2
2016	$18.01	0.2	$18.01	3.6
2019	$37.25	0.1	$37.25	6.2
		0.4

Common Shares, performance-based: In February 2018, the Company granted senior executives 0.1 million performance-based common shares that vest according to the attainment of share prices ranging from $34.00 per share to $42.00 per share of the Company's stock. The performance-based common shares were valued at a weighted average price of $18.67 using a Monte Carlo model. The Company recognized the grant-date fair value of these awards as stock-based compensation expense ratably over the estimated vesting period based on the number of awards expected to vest at each reporting date or earlier if the market condition was satisfied. All of the performance based awards have vested as a result of the attainment of the share prices ranging from $34.00 per share to $42.00 per share of the Company's stock. The following table presents the weighted average assumptions used to value the awards for 2018:

Performance- based common shares
Expected life (in years)	1.25
Volatility	31.52%
Risk-free interest rate	2.65%
Dividend yield	—%

Valuation Assumptions: The following table presents the weighted average assumptions used to value the SARs:

	Year Ended December 31,
	2019	2018	2017
Expected life (in years)	4.9	4.9	4.8
Volatility	34.79%	35.10%	34.00%
Risk-free interest rate	1.69%	2.51%	2.23%
Dividend yield	—%	—%	—%

Expected Term: The Company’s expected term represents the period that the Company’s stock-based awards are expected to be outstanding and was determined based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards and vesting schedules.
Expected Volatility: The fair value of stock-based payments was determined using the Black-Scholes model with a volatility factor based on the Company’s historical stock prices. The range of expected volatility used in the Black-Scholes model was 22.73% to 36.41% as of December 31, 2019.
Risk-Free Interest Rate: The Company bases the risk-free interest rate used in the Black-Scholes model on the implied yield currently available on U.S. Treasury zero-coupon issues with an equivalent remaining term. The range of risk-free interest rates used in the Black-Scholes model was 1.54% to 1.83% as of December 31, 2019.
Note 11. Operating Segments and Related Disclosures
The Company’s operations are organized into two operating segments based on different products and customer bases: Aerospace and Defense, and Real Estate. Sales to significant customers and other concentrations information is presented in Note 1(v). The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies (see Note 1).

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
The following table presents selected financial information for each reportable segment:

	Year Ended December 31,
	2019	2018	2017
	(In millions)
Net Sales:
Aerospace and Defense	$1,974.0	$1,888.1	$1,870.8
Real Estate	7.5	7.8	6.4
Total Net Sales	$1,981.5	$1,895.9	$1,877.2
Segment Performance:
Aerospace and Defense	$249.1	$233.4	$200.4
Environmental remediation provision adjustments	(1.9)	37.2	(7.5)
GAAP/CAS retirement benefits expense difference	22.4	(6.0)	(17.0)
Unusual items	(0.3)	—	2.0
Aerospace and Defense Total	269.3	264.6	177.9
Real Estate	2.1	2.8	2.5
Total Segment Performance	$271.4	$267.4	$180.4
Reconciliation of segment performance to income before income taxes:
Segment performance	$271.4	$267.4	$180.4
Interest expense	(35.7)	(34.4)	(30.9)
Interest income	15.5	10.0	3.5
Stock-based compensation	(27.3)	(20.5)	(22.0)
Corporate retirement benefits expense	(7.2)	(13.4)	(20.0)
Corporate and other	(24.8)	(20.3)	(23.1)
Unusual items	—	(0.2)	(1.0)
Income before income taxes	$191.9	$188.6	$86.9
Aerospace and Defense	$42.9	$42.2	$29.3
Real Estate	—	—	—
Corporate	—	1.0	0.1
Capital Expenditures	$42.9	$43.2	$29.4
Aerospace and Defense	$72.9	$71.1	$71.6
Real Estate	1.2	0.9	0.7
Corporate	0.4	0.3	0.3
Depreciation and Amortization	$74.5	$72.3	$72.6

	As of December 31,
	2019	2018
	(In millions)
Assets:
Aerospace and Defense	$1,515.1	$1,551.7
Real Estate	132.8	128.4
Operating segment assets	1,647.9	1,680.1
Corporate	1,059.9	810.0
Total Assets	$2,707.8	$2,490.1

Note 12. Cost Reduction Plans
During 2015, the Company initiated the first phase ("Phase I") of the competitive improvement program (the "CIP") comprised of activities and initiatives aimed at reducing costs in order for the Company to continue to compete successfully.

Phase I was comprised of three major components: (i) facilities optimization and footprint reduction; (ii) product affordability; and (iii) reduced administrative and overhead costs. In 2017, the Board of Directors approved the second phase ("Phase II") of the CIP. Pursuant to Phase II, the Company expanded its CIP and further consolidated its Sacramento, California, and Gainesville, Virginia sites, while it centralized and expanded its existing presence in Huntsville, Alabama. The Company currently estimates that it will incur restructuring and related costs of the Phase I and II programs of approximately $197.0 million (including approximately $60.5 million of capital expenditures). The Company has incurred $170.4 million of such costs through December 31, 2019, including $53.5 million in capital expenditures. The following table summarizes the Company's severance and retention liabilities related to Phase I and II activity:

	Severance	Retention	Total
	(In millions)
December 31, 2016	$6.8	$2.1	$8.9
Accrual	26.1	2.2	28.3
Payments	(2.9)	(0.9)	(3.8)
December 31, 2017	30.0	3.4	33.4
Accrual	0.2	5.7	5.9
Payments	(12.1)	(4.0)	(16.1)
December 31, 2018	18.1	5.1	23.2
Accrual	—	5.5	5.5
Payments	(12.9)	(6.0)	(18.9)
December 31, 2019	$5.2	$4.6	$9.8

The costs associated with the CIP are included as a component of the Company’s U.S. government forward-pricing rates, and therefore, are recovered through the pricing of the Company’s products and services to the U.S. government. In addition to the employee-related CIP obligations, the Company incurred non-cash accelerated depreciation expense of $0.9 million, $1.3 million and $3.9 million in 2019, 2018, and 2017, respectively, associated with changes in the estimated useful life of long-lived assets impacted by the CIP.
Note 13. Quarterly Financial Data (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In millions, except per share amounts)
2019
Net sales	$491.7	$485.0	$481.8	$523.0
Cost of sales (exclusive of items shown separately on Statement of Operations)	397.6	379.6	392.9	443.5
Income before income taxes	51.8	59.4	43.5	37.2
Net income	38.7	44.1	32.9	25.3
Basic EPS	0.49	0.56	0.42	0.32
Diluted EPS	0.47	0.54	0.39	0.30

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In millions, except per share amounts)
2018
Net sales	$492.0	$467.2	$498.8	$437.9
Cost of sales (exclusive of items shown separately on Statement of Operations)	426.8	369.5	400.7	352.4
Income before income taxes	18.7	47.3	87.6	35.0
Net income	14.0	34.8	65.0	23.5
Basic EPS	0.19	0.46	0.85	0.30
Diluted EPS	0.18	0.45	0.82	0.29

Note 14. Unusual Items
The following table presents total unusual items, comprised of a component of other expense (income), net in the consolidated statements of operations:

	Year Ended December 31,
	2019	2018	2017
	(In millions)
Aerospace and Defense:
Gain on legal matters	$—	$—	$(2.0)
Acquisition costs	0.3	—	—
Aerospace and defense unusual items	0.3	—	(2.0)
Corporate:
Acquisition costs	—	—	1.0
Loss on bank amendment	—	0.2	—
Corporate unusual items	—	0.2	1.0
Total unusual items	$0.3	$0.2	$(1.0)

Note 15. Adoption of Revenue Recognition Guidance
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

Condensed Consolidated Statement of Operations

	Year Ended December 31, 2018
	As Reported	Effect of Adoption	Amounts Excluding Effect of Adoption
	(In millions, except per share amounts)
Net sales	$1,895.9	$14.1	$1,910.0
Operating costs and expenses:
Cost of sales (exclusive of items shown separately below)	1,549.4	27.2	1,576.6
Selling, general and administrative expense	43.8	—	43.8
Depreciation and amortization	72.3	—	72.3
Other income, net	(40.2)	—	(40.2)
Total operating costs and expenses	1,625.3	27.2	1,652.5
Operating income	270.6	(13.1)	257.5
Total non-operating expense, net	82.0	—	82.0
Income before income taxes	188.6	(13.1)	175.5
Income tax provision	51.3	(3.5)	47.8
Net income	$137.3	$(9.6)	$127.7
Earnings per share of common stock
Basic earnings (loss) per share	$1.80	$(0.13)	$1.67
Diluted earnings (loss) per share	$1.75	$(0.12)	$1.63
Weighted average shares of common stock outstanding, basic	74.8	—	74.8
Weighted average shares of common stock outstanding, diluted	76.8	—	76.8

Condensed Consolidated Statement of Comprehensive Income

	Year Ended December 31, 2018
	As Reported	Effect of Adoption	Amounts Excluding Effect of Adoption
	(In millions)
Net income	$137.3	$(9.6)	$127.7
Other comprehensive income:
Actuarial losses and amortization of actuarial losses, net of income taxes	33.2	—	33.2
Comprehensive income	$170.5	$(9.6)	$160.9

Condensed Consolidated Balance Sheet

	As of December 31, 2018
	As Reported	Effect of Adoption	Amounts Excluding Effect of Adoption
	(In millions)
ASSETS
Current Assets
Cash and cash equivalents	$735.3	$—	$735.3
Restricted cash	5.0	—	5.0
Accounts receivable, net	141.2	(86.5)	54.7
Contract assets	235.1	21.3	256.4
Other current assets, net	117.7	(2.0)	115.7
Total Current Assets	1,234.3	(67.2)	1,167.1
Noncurrent Assets
Property, plant and equipment, net	399.7	—	399.7
Recoverable environmental remediation costs	251.1	—	251.1
Deferred income taxes	116.9	(20.5)	96.4
Goodwill	161.3	—	161.3
Intangible assets	71.8	—	71.8
Other noncurrent assets, net	255.0	—	255.0
Total Noncurrent Assets	1,255.8	(20.5)	1,235.3
Total Assets	$2,490.1	$(87.7)	$2,402.4
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Current portion of long-term debt	$273.1	$—	$273.1
Accounts payable	88.7	—	88.7
Reserves for environmental remediation costs	39.8	—	39.8
Contract liabilities	272.6	(8.8)	263.8
Other current liabilities	204.1	(31.7)	172.4
Total Current Liabilities	878.3	(40.5)	837.8
Total Noncurrent Liabilities	1,190.5	—	1,190.5
Total Liabilities	2,068.8	(40.5)	2,028.3
Commitments and contingencies (Note 9)
Total Stockholders’ Equity	421.3	(47.2)	374.1
Total Liabilities and Stockholders’ Equity	$2,490.1	$(87.7)	$2,402.4

Condensed Consolidated Statement of Cash Flows

	Year Ended December 31, 2018
	As Reported	Effect of Adoption	Amounts Excluding Effect of Adoption
	(In millions)
Operating Activities
Net income	$137.3	$(9.6)	$127.7
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	72.3	—	72.3
Amortization of debt discount and deferred financing costs	8.9	—	8.9
Stock-based compensation	20.5	—	20.5
Retirement benefits, net	15.9	—	15.9
Other, net	(2.2)	—	(2.2)
Changes in assets and liabilities:
Accounts receivable, net	(47.3)	57.1	9.8
Contract assets	10.5	1.2	11.7
Other current assets, net	21.5	(8.1)	13.4
Recoverable environmental remediation costs	(20.0)	—	(20.0)
Other noncurrent assets	5.8	—	5.8
Accounts payable	(39.4)	—	(39.4)
Contract liabilities	29.2	(42.2)	(13.0)
Other current liabilities	40.9	(31.8)	9.1
Deferred income taxes	4.7	33.4	38.1
Reserves for environmental remediation costs	(13.5)	—	(13.5)
Other noncurrent liabilities and other	7.6	—	7.6
Net Cash Provided by Operating Activities	252.7	—	252.7
Investing Activities
Net Cash Used in Investing Activities	(20.9)	—	(20.9)
Financing Activities
Net Cash Used in Financing Activities	(26.5)	—	(26.5)
Net Increase in Cash, Cash Equivalents and Restricted Cash	205.3	—	205.3
Cash, Cash Equivalents and Restricted Cash at Beginning of Year	535.0	—	535.0
Cash, Cash Equivalents and Restricted Cash at End of Year	$740.3	$—	$740.3

 Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Disclosure Controls and Procedures
As of December 31, 2019, we conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act"), means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed to provide reasonable assurance that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of December 31, 2019, that our disclosure controls and procedures were effective at the reasonable assurance level.
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
With the participation of the Chief Executive Officer and the Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2019.
The effectiveness of our internal control over financial reporting as of December 31, 2019, has been audited by PricewaterhouseCoopers LLP, our independent registered public accounting firm. Their report appears in Item 8 of this Form 10-K.
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
Item  9B. Other Information
None.

PART III
Item  10. Directors, Executive Officers and Corporate Governance
Directors of the Registrant
Information with respect to directors of the Company who will stand for election at the 2020 Annual Meeting of Stockholders is set forth under the heading "PROPOSAL 1 - ELECTION OF DIRECTORS" in our 2020 Proxy Statement for our 2020 Annual Meeting of Stockholders ("2020 Proxy Statement"), which will be filed with the SEC within 120 days after the close of our year. Such information is incorporated herein by reference.
The information in our 2020 Proxy Statement set forth under the caption "Delinquent Section 16(a) Reports" is incorporated herein by reference. Information regarding stockholder communications with our Board of Directors may be found under the caption "Communications with Directors" in our 2020 Proxy Statement and is incorporated herein by reference.
Information about our Executive Officers
The following information is given as of December 31, 2019.

Name	Other Business Experience
Warren G. Lichtenstein Executive Chairman (since June 2016) Age: 54
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

Eileen P. Drake Chief Executive Officer and President (since June 2015) Age: 53
Chief Operating Officer, March 2015 - June 2015; Director, Woodward, Inc. February 2017 - Present; President of Pratt & Whitney AeroPower’s auxiliary power unit and small turbojet propulsion business, UTC 2012 - 2015; Vice President ("VP") of Operations, UTC 2009 - 2012; VP of Quality, Environmental Health & Safety, and Achieving Competitive Excellence, UTC 2003 - 2009; Product Line Manager and Plant Manager, Ford Motor Company 1996 - 2003; United States Army 1989 - 1996.

Mark A. Tucker Chief Operating Officer (since June 2015) Age: 61	Senior VP, Enterprise Operations and Engineering, Aerojet Rocketdyne, Inc. October 2013 - June 2015; VP Special Programs, Aerospace Systems Sector, Northrop Grumman 1983 - 2013.

Paul R. Lundstrom Vice President, Chief Financial Officer (since November 2016) Age: 44
VP, Investor Relations, UTC 2014 - 2016; VP, Chief Financial Officer, Building & Industrial Systems - North Asia (a UTC division) 2013 - 2014; VP, Chief Financial Officer, Climate/Controls/Security - Asia (a UTC division) 2011 - 2013; VP, Chief Financial Officer, Carrier Building Systems and Services, Carrier Corporation (a UTC division) 2009 - 2011.

John D. Schumacher Senior Vice President, Washington Operations and Communications (since August 2019) Age: 65
SVP, Washington Operations August 2018 - August 2019; VP, Washington Operations June 2015 - August 2018; VP, Business Relations April 2013 - June 2015; President, Aerojet Rocketdyne Foundation since October 2013; President, Astrium Americas and VP, Space, EADS North America April 2011 - April 2013; VP, Washington Operations, Aerojet May 2006 - April 2011; Director, Whitney, Bradley & Brown Consulting September 2005 - May 2006; Chief of Staff, National Aeronautics and Space Administration ("NASA") May 2003 - September 2005; Associate Administrator for External Relations, NASA 1994 - 2003; Deputy Associate Administrator, NASA 1990 - 1994; Advisor to the Administrator, NASA 1989 - 1990; Associate, Rogers & Wells, NY, 1987 - 1989; Captain, Naval Reserve 1984 - 2006; Active Duty U.S. Navy 1972 - 1984.

Name	Other Business Experience
Arjun L. Kampani Vice President, General Counsel and Secretary (since April 2016) Age: 48
VP, General Counsel and Corporate Secretary, General Dynamics Land Systems, Inc. 2010 - 2016; Director & Assistant General Counsel, Mergers and Acquisitions, General Dynamics Corporation 2006 - 2009; Assistant General Counsel and Assistant Corporate Secretary, Anteon International Corporation 2004 - 2006; Attorney, Business and Finance Department, Thelen Reid & Priest, LLP 1999 - 2004.

The Company’s executive officers generally hold terms of office of one year and/or until their successors are elected and serve at the discretion of the Board.
Code of Ethics and Corporate Governance Guidelines
The Company has adopted a code of ethics known as the Code of Conduct that applies to the Company’s directors and  employees including the principal executive officer and principal financial officer. Copies of the Code of Conduct and the Company’s Corporate Governance Guidelines are available on the Company’s website at www.AerojetRocketdyne.com (copies are available in print to any stockholder or other interested person who requests them by writing to Secretary, Aerojet Rocketdyne Holdings, Inc., 222 N. Pacific Coast Highway, Suite 500, El Segundo, California 90245).  Amendments to the Code of Conduct and any grant of a waiver from a provision of the Code of Conduct requiring disclosure under applicable SEC rules will be disclosed on the Company’s website at www.AerojetRocketdyne.com within the four business days following the amendment or waiver.
Audit Committee and Audit Committee Financial Expert
Information regarding the Audit Committee and the Audit Committee’s Financial Expert is set forth under the heading "Board Committees" in our 2020 Proxy Statement and is incorporated herein by reference.
Item 11. Executive Compensation
Information concerning executive compensation may be found under the captions "Executive Compensation," "2019 Director Compensation Table," "Compensation Discussion and Analysis," "2019 Summary Compensation Table," "2019 Grants of Plan-Based Awards," "Outstanding Equity Awards at 2019 Year End," "2019 Option/SAR Exercises and Stock Vested," "2019 Pension Benefits," "2019 Non-Qualified Deferred Compensation," "Potential Payments upon Termination of Employment or Change in Control," "Employment Agreement and Indemnity Agreements," "Director Compensation," "Organization & Compensation Committee Report" and "Compensation Committee Interlocks and Insider Participation" of our 2020 Proxy Statement. Such information is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information under the headings "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Officers and Directors" in our 2020 Proxy Statement is incorporated herein by reference.
Equity Compensation Plan Information
The table below sets forth certain information regarding the following equity compensation plans of the Company, pursuant to which we have made equity compensation available to eligible persons, as of December 31, 2019: (i) 2009 Equity and Performance Incentive Plan; (ii) 2018 Equity and Performance Incentive Plan; and (iii) 2019 Equity and Performance Incentive Plan. All three plans were approved by our stockholders.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity compensation plans approved by stockholders
Stock options	410,065	$23.11
Restricted shares (2)	—
Performance shares (3)	—
Total	410,065	$23.11	4,449,298	(1)
Equity compensation plans not approved by stockholders (4)	—	N/A	—
Total	410,065	$23.11	4,449,298
 _____

(1)
As of December 31, 2019, there are no more shares available to be issued under any type of incentive award under the 2009 Equity and Performance Incentive Plan and the 2018 Equity and Performance Plan (the "Prior Plans"). The number of shares approved for issuance to participants under the 2019 Equity and Performance Incentive Plan (the "Plan") is 4,453,022 shares plus shares issued under the Prior Plans that are forfeited or withheld to settle income tax obligations, all of which may be awarded as incentive stock options. Subject to the total shares available to be issued under the Plan, the following specific limit applies: The maximum aggregate dollar value of equity-based awards and cash compensation granted under the Plan or otherwise during any Plan Year to any one nonemployee director shall not exceed $400,000 ($800,000 for a nonemployee director designated as Chairman of the Board).

(2)	As of December 31, 2019, 314,388 shares had been granted as restricted shares that had not yet vested.
(3) As of December 31, 2019, 1,031,480 shares had been granted as performance shares that had not yet vested.

(4)
The Company also maintains the Aerojet Rocketdyne Holdings, Inc. and Participating Subsidiaries Deferred Bonus Plan. Prior to 2016, this plan allowed participating employees to defer a portion of their compensation for future distribution. All or a portion of such deferrals made prior to November 30, 2009, could be allocated to an account based on the Company’s common stock and does permit limited distributions in the form of Company common shares. However, distributions in the form of common shares are permitted only at the election of the Organization & Compensation Committee of the Board of Directors and, according to the terms of the plan, individuals serving as officers or directors of the Company are not permitted to receive distributions in the form of Company common shares until at least six months after such individual ceases to be an officer or director of the Company. The table does not include information about this plan because no options, warrants or rights are available under this plan and no specific number of shares is set aside under this plan as available for future issuance. Based upon the price of Company common shares on December 31, 2019, the maximum number of shares that could be distributed to employees not subject to the restrictions on officers and directors (if permitted by the Organization & Compensation Committee) would be 1,033. This plan was amended effective November 30, 2009, to prevent the application of future deferrals to the Company common stock investment program.

Item 13. Certain Relationships and Related Transactions, and Director Independence
Information regarding certain transactions and employment agreements with management is set under the headings "Employment and Indemnity Agreements," "Related Person Transaction Policy" and "Potential Payments upon Termination of Employment or Change in Control" in our 2020 Proxy Statement and is incorporated herein by reference. Information regarding director independence is set forth under the heading "Determination of Independence of Directors" in our 2020 Proxy Statement and is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services
The information in our 2020 Proxy Statement set forth under the captions "Proposal 3 - Ratification of the Appointment of Independent Auditors," "Audit Fees and All Other Fees," and "Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of the Company’s Independent Auditors" is incorporated herein by reference.
Part IV
Item 15. Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this report:

(1)	FINANCIAL STATEMENTS

(b)	EXHIBITS
EXHIBIT INDEX

		Incorporated herein by reference
Table Item No.	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed or Furnished herewith
2.1	Amended and Restated Stock and Asset Purchase Agreement, by and between United Technologies Corporation and GenCorp Inc., dated June 12, 2013	8-K	1-01520	2.1	June 14, 2013
2.2	Plan of Conversion	8-K	1-01520	2.1	April 11, 2014
3.1	Certificate of Conversion, as filed with the Secretary of State of the State of Ohio	8-K	1-01520	3.1	April 11, 2014
3.2	Certificate of Conversion	8-K	1-01520	3.2	April 11, 2014
3.3	Certificate of Incorporation, as of April 11, 2014, as amended on April 27, 2015	10-K	1-01520	3.3	February 16, 2016
3.4	Aerojet Rocketdyne Holdings, Inc. Second Amended and Restated Bylaws	8-K	1-01520	3.1	January 20, 2016
4.1*	Description of Capital Stock					X
4.2	GenCorp Retirement Savings Plan	S-8	333-0152032	4.1	June 30, 2008
4.3	Form of Common Stock Certificate	8-K	1-01520	4.1	April 11, 2014
4.4	GenCorp Inc. Amended and Restated 2009 Equity and Performance Incentive Plan	S-8	333-203319	4.1	April 9, 2015
4.5	Indenture between Aerojet Rocketdyne Holdings, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to Aerojet Rocketdyne Holdings, Inc.’s 2.25% Convertible Senior Notes due 2023.	8-K	1-01520	4.1	December 14, 2016
4.6	Form of 2.25% Convertible Senior Note due 2023	8-K	1-01520	4.2	December 14, 2016
4.7	2018 Equity and Performance Incentive Plan	DEF 14A	1-01520	A	March 29, 2018
4.8	2019 Equity and Performance Incentive Plan	DEF 14A	1-01520	B	March 29, 2019
10.1	Amended and Restated Environmental Agreement by and between Aerojet and Northrop Grumman, dated October 19, 2001	8-K	1-01520	2.4	November 5, 2001
10.2†	GenCorp 1996 Supplemental Retirement Plan for Management Employees effective March 1, 1996	10-K	1-01520	B	February 13, 1997
10.3†	2009 Benefit Restoration Plan for the GenCorp Inc. Pension Plan	8-K	1-01520	10.1	January 7, 2009
10.4†	2009 Benefit Restoration Plan for the GenCorp Inc. 401(k) Plan	8-K	1-01520	10.2	January 7, 2009
10.5†	Deferred Bonus Plan of GenCorp Inc. and Participating Subsidiaries	10-K	1-01520	10.6	February 12, 2009
10.6†	Director Stock Appreciation Rights Agreement between GenCorp Inc. and Directors for grants of stock appreciation rights under the GenCorp Inc. 2009 Equity and Performance Incentive Plan	10-Q	1-01520	10.4	October 8, 2009
10.7†	Amendment to the Benefits Restoration Plan for Salaried Employees of GenCorp Inc. and Certain Subsidiary Companies, effective October 6, 2009	10-Q	1-01520	10.5	October 8, 2009
10.8†	Amendment to the 2009 Benefit Restoration Plan for the GenCorp Inc. 401(k) Plan, effective October 6, 2009	10-Q	1-01520	10.6	October 8, 2009
10.9†	Amendment to the 2009 Benefits Restoration Plan for the GenCorp Inc. Pension Plan, effective October 6, 2009	10-Q	1-01520	10.7	October 8, 2009
10.10†	Amendment to the Deferred Bonus Plan of GenCorp Inc. and Participating Subsidiaries, effective October 6, 2009	10-Q	1-01520	10.8	October 8, 2009
10.11†	Amendment to the GenCorp Inc. Deferred Compensation Plan for Nonemployee Directors, as amended, effective October 6, 2009	10-Q	1-01520	10.9	October 8, 2009
10.12†	Amendment to the GenCorp Inc. 1996 Supplemental Retirement Plan for Management Employees, effective October 6, 2009	10-Q	1-01520	10.10	October 8, 2009
10.13	Settlement Agreement by and between Aerojet and United States of America, dated November 29, 1992	10-K	1-01520	10.52	February 4, 2010
10.14	Modification No. 1 to the November 29, 1992 Settlement Agreement by and between Aerojet and United States of America, dated October 27, 1998	10-K	1-01520	10.53	February 4, 2010

10.15†	Form of Restricted Stock Agreement between the Company and Employees for grants of time-based vesting of restricted stock under the GenCorp Inc. Amended and Restated 2009 Equity and Performance Incentive Plan.	8-K	1-01520	10.1	May 13, 2013
10.16†	Amendment to the GenCorp Inc. Deferred Compensation Plan for Nonemployee Directors, as amended, effective April 11, 2013	10-Q	1-01520	10.1	July 9, 2013
10.17	Form of Indemnification Agreement	8-K	1-01520	10.1	April 11, 2014
10.18†	Amended and Restated 2013 Employee Stock Purchase Plan, dated June 24, 2014	10-Q	1-01520	10.1	October 10, 2014
10.19†	Amended and Restated Deferred Compensation Plan for Nonemployee directors, dated June 24, 2014	10-Q	1-01520	10.2	October 10, 2014
10.20†	Amended and Restated 2009 Equity and Performance Incentive Plan, dated June 24, 2014	10-Q	1-01520	10.3	October 10, 2014
10.21†	Form of Restricted Stock Agreement between the Company and Directors for grants of time-based vesting of restricted stock under the GenCorp Inc. Amended and Restated 2009 Equity and Performance Incentive Plan	10-Q	1-01520	10.4	October 10, 2014
10.22†	Form of Unrestricted Stock Agreement between the Company and Directors for grants of common stock under the GenCorp Inc. Amended and Restated 2009 Equity and Performance Incentive Plan	10-Q	1-01520	10.5	October 10, 2014
10.23†	Form of Director Nonqualified Stock Option Agreement between the Company and Directors for grants of nonqualified stock options under the GenCorp Inc. Amended and Restated 2009 Equity and Performance Incentive Plan	10-Q	1-01520	10.6	October 10, 2014
10.24†	Amended and Restated Employment Agreement between Aerojet Rocketdyne Holdings, Inc. and Eileen Drake, dated March 13, 2018	8-K	1-01520	10.1	March 16, 2018
10.25†	Amended and Restated Deferred Compensation Plan for Directors, dated February 22, 2017	10-Q	1-01520	10.1	May 8, 2017
10.26†	Aerojet Rocketdyne Holdings, Inc. Executive Change in Control Severance Policy	10-Q	1-01520	10.1	November 2, 2017
10.27†	Form of Restricted Stock Agreement between the Company and Employees for time-based grants under the 2018 Equity and Performance Incentive Plan	S-8	333-224823	99.2	May 10, 2018
10.28†	Form of Restricted Stock Agreement between the Company and Employees for performance-based grants under the 2018 Equity and Performance Incentive Plan	S-8	333-224823	99.3	May 10, 2018
10.29†	Form of Unrestricted Stock Agreement between the Company and Directors for grants under the 2018 Equity and Performance Incentive Plan	S-8	333-224823	99.4	May 10, 2018
10.30†	Form of Restricted Stock Agreement between the Company and Directors for matching share grants under the 2018 Equity and Performance Incentive Plan	S-8	333-224823	99.5	May 10, 2018
10.31†	Form of Restricted Stock Agreement between the Company and Directors for annual share grants under the 2018 Equity and Performance Incentive Plan	S-8	333-224823	99.6	May 10, 2018
10.32†	Form of Stock Appreciation Rights Agreement between the Company and Employees for grants under the 2018 Equity and Performance Incentive Plan	S-8	333-224823	99.7	May 10, 2018
10.33	First Amendment to Fourth Amended and Restated Credit Agreement with Bank of America, N.A., dated September 20, 2018	8-K	1-01520	10.1	September 20, 2018
10.34†	Form of Restricted Stock Agreement between the Company and Employees for grants under the 2019 Equity and Performance Incentive Plan	S-8	333-231423	99.2	May 13, 2019
10.35†	Form of Restricted Stock Agreement between the Company and Directors for grants under the 2019 Equity and Performance Incentive Plan	S-8	333-231423	99.3	May 13, 2019
10.36†	Form of Unrestricted Stock Agreement between the Company and Directors for grants under the 2019 Equity and Performance Incentive Plan	S-8	333-231423	99.4	May 13, 2019
10.37†	Form of Stock Option Agreement between the Company and Employees for grants under the 2019 Equity and Performance Incentive Plan	S-8	333-231423	99.5	May 13, 2019

10.38†	Form of Stock Appreciation Rights Agreement between the Company and Employees for grants under the 2019 Equity and Performance Incentive Plan	S-8	333-231423	99.6	May 13, 2019
10.39†	Amended and Restated Executive Retention Agreement by and between Aerojet Rocketdyne Holdings, Inc. and Mark A. Tucker, dated October 31, 2019	8-K	1-01520	10.1	November 1, 2019
21.1*	Subsidiaries of the Company.					X
23.1*	Consent of Independent Registered Public Accounting Firm.					X
24.1*	Power of Attorney					X
31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.					X
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.					X
32.1*
Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 as amended, and 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
X
101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X
101.SCH*	XBRL Taxonomy Extension Schema Document					X
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document					X
104*
Cover Page Interactive Data File (included as Exhibit 101) -- the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
X
_____

*	Filed herewith. All other exhibits have been previously filed.

†	Management contract or compensatory plan or arrangement.

Item 16. Form 10-K Summary
For additional information regarding these topics, please see Part I, Item 1. Business and Part III, Item 10. Directors, Executive Officers and Corporate Governance.

Performance Highlights
(In millions)

Net Sales
$2,000
$1,950
$1,900
$1,850
$1,896
$1,982
2018
2019

Net Income
$160
$150
$140
$130
$120
$110
$137
$152
$141
$130
2018
2019
Net income
Adj Net Income*

Cash Flow
$300
$200
$100
$-
$253
$210
$261
$218
2018
2019
Operating Activities
Free Cash Flow*

Net sales increased primarily due to:

- Increase of $121 million in defense program sales primarily driven by the PAC-3 and GMLRS programs, as well as a hypersonic propulsion program.
- Decrease of $35 million in space program sales primarily driven by lower sales in the RS-68 program and the anticipated wind-down of the AJ-60 solid rocket motor program partially offset by growth in the RS-25 program.

Net income was impacted by the following:

- Improved performance on the Commercial Crew Development program in 2019 partially offset by lower risk retirements in 2019 on the RS-68, RL-10, and THAAD programs.
- Decrease of $32 million in retirement benefits expense.
- One-time benefit of $43 million from increased recoverability of environmental remediation costs in 2018.

Cash flow provided by operating activities increased primarily due to:

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
February 19, 2020

Aerojet Rocketdyne Holdings, Inc.
By:	/s/ EILEEN P. DRAKE
Eileen P. Drake
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature		Title	Date
/s/ EILEEN P. DRAKE Eileen P. Drake		Chief Executive Officer, President and Director (Principal Executive Officer)	February 19, 2020
/s/ PAUL R. LUNDSTROM Paul R. Lundstrom		Vice President, Chief Financial Officer (Principal Financial Officer)	February 19, 2020
/s/ DANIEL L. BOEHLE Daniel L. Boehle		Vice President, Controller (Principal Accounting Officer)	February 19, 2020
* Warren G. Lichtenstein		Executive Chairman	February 19, 2020
* Kevin P. Chilton		Director	February 19, 2020
* Thomas A. Corcoran		Director	February 19, 2020
* James R. Henderson		Director	February 19, 2020
* Lance W. Lord		Director	February 19, 2020
* Martin Turchin		Director	February 19, 2020
* By:	/s/ PAUL R. LUNDSTROM Paul R. Lundstrom	Attorney-in-Fact pursuant to Power of Attorney	February 19, 2020