Form 10-Q
period 2020-03-31
AEROJET ROCKETDYNE HOLDINGS, INC.
filed 2020-04-28
CIK 40888

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-Q
 (Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended: March 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
As of April 20, 2020, the Company had 78,527,768 outstanding common shares, including unvested common shares, $0.10 par value.

Aerojet Rocketdyne Holdings, Inc.
Quarterly Report on Form 10-Q
For the Quarterly Period Ended March 31, 2020

Part I — FINANCIAL INFORMATION
Item 1. Financial Statements
Aerojet Rocketdyne Holdings, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended March 31,
	2020	2019
	(In millions, except per share amounts)
Net sales	$476.1	$491.7
Operating costs and expenses:
Cost of sales (exclusive of items shown separately below)	394.9	397.6
Selling, general and administrative expense	9.1	12.2
Depreciation and amortization	17.2	17.5
Other (income) expense, net	(2.2)	1.1
Total operating costs and expenses	419.0	428.4
Operating income	57.1	63.3
Non-operating:
Retirement benefits expense	9.2	6.5
Interest income	(3.2)	(4.0)
Interest expense	8.4	9.0
Total non-operating expense, net	14.4	11.5
Income before income taxes	42.7	51.8
Income tax provision	11.3	13.1
Net income	$31.4	$38.7
Earnings per share of common stock
Basic earnings per share	$0.40	$0.49
Diluted earnings per share	$0.37	$0.47
Weighted average shares of common stock outstanding, basic	77.5	77.1
Weighted average shares of common stock outstanding, diluted	83.1	80.6
See Notes to Unaudited Condensed Consolidated Financial Statements.

Aerojet Rocketdyne Holdings, Inc.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three months ended March 31,
	2020	2019
	(In millions)
Net income	$31.4	$38.7
Other comprehensive income:
Amortization of net actuarial losses and prior service costs (credits), net of income taxes of $3.3 million, and $2.2 million	10.2	7.0
Comprehensive income	$41.6	$45.7
See Notes to Unaudited Condensed Consolidated Financial Statements.

Aerojet Rocketdyne Holdings, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

	March 31, 2020	December 31, 2019
	(In millions, except per share amounts)
ASSETS
Current Assets
Cash and cash equivalents	$902.6	$932.6
Restricted cash	3.0	3.0
Accounts receivable, net	151.7	112.5
Contract assets	278.9	224.1
Other current assets, net	137.4	145.8
Total Current Assets	1,473.6	1,418.0
Noncurrent Assets
Right-of-use assets	53.5	48.0
Property, plant and equipment, net	403.2	409.9
Recoverable environmental remediation costs	228.1	234.8
Deferred income taxes	114.5	121.9
Goodwill	161.4	161.4
Intangible assets	54.7	58.2
Other noncurrent assets, net	251.5	255.6
Total Noncurrent Assets	1,266.9	1,289.8
Total Assets	$2,740.5	$2,707.8
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Current portion of long-term debt	$289.0	$284.7
Accounts payable	128.4	127.3
Reserves for environmental remediation costs	41.7	40.1
Contract liabilities	288.6	262.3
Other current liabilities	134.4	155.5
Total Current Liabilities	882.1	869.9
Noncurrent Liabilities
Long-term debt	345.3	352.3
Reserves for environmental remediation costs	260.9	269.1
Pension benefits	394.3	398.9
Operating lease liabilities	43.9	39.1
Other noncurrent liabilities	197.2	201.8
Total Noncurrent Liabilities	1,241.6	1,261.2
Total Liabilities	2,123.7	2,131.1
Commitments and contingencies (Note 8)
Stockholders’ Equity
Preferred stock, par value of $1.00; 15.0 million shares authorized; none issued or outstanding	—	—
Common stock, par value of $0.10; 150.0 million shares authorized; 77.6 million shares issued and outstanding as of March 31, 2020; 77.3 million shares issued and outstanding as of December 31, 2019	7.7	7.7
Other capital	572.3	573.3
Treasury stock at cost, 0.8 million shares as of March 31, 2020 and December 31, 2019	(13.2)	(12.7)
Retained earnings	276.3	244.9
Accumulated other comprehensive loss, net of income taxes	(226.3)	(236.5)
Total Stockholders’ Equity	616.8	576.7
Total Liabilities and Stockholders’ Equity	$2,740.5	$2,707.8
See Notes to Unaudited Condensed Consolidated Financial Statements.

Aerojet Rocketdyne Holdings, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)

	Common Stock					Accumulated Other	Total
	Shares	Amount	Other Capital	Treasury Stock	Retained Earnings	Comprehensive Loss	Stockholders' Equity
	(In millions)
December 31, 2018	76.8	$7.7	$561.8	$(12.7)	$103.9	$(239.4)	$421.3
Net income	—	—	—	—	38.7	—	38.7
Amortization of net actuarial losses and prior service credits, net of income taxes	—	—	—	—	—	7.0	7.0
Repurchase of shares for withholding taxes and option costs under equity plans	(0.3)	—	(6.2)	—	—	—	(6.2)
Stock-based compensation and shares issued under equity plans	0.6	—	5.4	—	—	—	5.4
March 31, 2019	77.1	$7.7	$561.0	$(12.7)	$142.6	$(232.4)	$466.2

December 31, 2019	77.3	$7.7	$573.3	$(12.7)	$244.9	$(236.5)	$576.7
Net income	—	—	—	—	31.4	—	31.4
Amortization of net actuarial losses and prior service credits, net of income taxes	—	—	—	—	—	10.2	10.2
Purchase of treasury stock	—	—	—	(0.5)	—	—	(0.5)
Repurchase of shares for withholding taxes and option costs under equity plans	(0.1)	—	(7.9)	—	—	—	(7.9)
Stock-based compensation and shares issued under equity plans	0.4	—	6.9	—	—	—	6.9
March 31, 2020	77.6	$7.7	$572.3	$(13.2)	$276.3	$(226.3)	$616.8
See Notes to Unaudited Condensed Consolidated Financial Statements.

Aerojet Rocketdyne Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three months ended March 31,
	2020	2019
	(In millions)
Operating Activities
Net income	$31.4	$38.7
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	17.2	17.5
Amortization of debt discount and deferred financing costs	2.4	2.3
Stock-based compensation	2.4	5.3
Retirement benefits, net	7.9	5.4
Other, net	0.4	0.2
Changes in assets and liabilities, net of effects from acquisition in 2019:
Accounts receivable, net	(39.2)	(4.9)
Contract assets	(54.8)	(0.6)
Other current assets, net	8.4	(6.1)
Recoverable environmental remediation costs	6.7	4.2
Other noncurrent assets, net	4.6	(5.6)
Accounts payable	(3.3)	6.2
Contract liabilities	26.3	(63.4)
Other current liabilities	(20.3)	1.6
Deferred income taxes	4.1	(19.3)
Reserves for environmental remediation costs	(6.6)	(4.7)
Other noncurrent liabilities and other	(4.7)	5.5
Net Cash Used in Operating Activities	(17.1)	(17.7)
Investing Activities
Capital expenditures	(3.0)	(1.5)
Net Cash Used in Investing Activities	(3.0)	(1.5)
Financing Activities
Debt repayments	(4.9)	(5.5)
Repurchase of shares for withholding taxes and option costs under equity plans	(7.9)	(6.2)
Proceeds from shares issued under equity plans	3.4	2.2
Purchase of treasury stock	(0.5)	—
Net Cash Used in Financing Activities	(9.9)	(9.5)
Net Decrease in Cash, Cash Equivalents and Restricted Cash	(30.0)	(28.7)
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	935.6	740.3
Cash, Cash Equivalents and Restricted Cash at End of Period	$905.6	$711.6
Supplemental disclosures of cash flow information
Cash paid for interest	$4.1	$5.3
See Notes to Unaudited Condensed Consolidated Financial Statements.

Aerojet Rocketdyne Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
Note 1. Basis of Presentation and Nature of Operations
Aerojet Rocketdyne Holdings, Inc. ("Aerojet Rocketdyne Holdings" or the "Company") has prepared the accompanying unaudited condensed consolidated financial statements, including the accounts of the Company and its 100% owned and majority owned subsidiaries, in accordance with the instructions to Form 10-Q. The December 31, 2019, condensed consolidated balance sheet was derived from audited financial statements, but does not include all of the disclosures required by accounting principles generally accepted in the United States of America ("GAAP"). These interim financial statements should be read in conjunction with the financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.
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
A detailed description of the Company’s significant accounting policies can be found in the Company’s most recent Annual Report on Form 10-K for the year ended December 31, 2019.
During the three months ended March 31, 2020, the Company’s financial results and operations were not materially impacted by the coronavirus ("COVID-19") pandemic. As a defense industrial-base U.S. government contractor, the Company is considered an essential business by the U.S. and state governments and it continues to operate as such during the COVID-19 pandemic. The extent to which the COVID-19 pandemic impacts the Company’s financial results and operations for 2020 and beyond will depend on future developments that are highly uncertain and cannot be predicted at this time. The Company is not aware of any specific event or circumstance that would require an update to its estimates or judgments or a revision of the carrying value of its assets or liabilities as of the date of issuance of this Quarterly Report on Form 10-Q. These estimates may change, as new events occur and additional information is obtained. Actual results could differ materially from these estimates under different assumptions or conditions.
Recently Adopted Accounting Pronouncements
In August 2018, the Financial Accounting Standards Board issued guidance requiring a customer in a cloud computing service arrangement to follow the internal-use software guidance in order to determine which implementation costs to defer and recognize as an asset. The Company adopted this new standard as of January 1, 2020, on a prospective basis and the adoption of this guidance did not have a material impact on the Company's financial position, results of operations, or cash flows.

Note 2. Earnings Per Share ("EPS") of Common Stock
The following table reconciles the numerator and denominator used to calculate basic and diluted EPS of common stock:

	Three months ended March 31,
	2020	2019
	(In millions, except per share amounts)
Numerator:
Net income	$31.4	$38.7
Income allocated to participating securities	(0.5)	(0.7)
Net income for basic and diluted EPS	$30.9	$38.0
Denominator:
Basic weighted average shares	77.5	77.1
Effect of:
2.25% Convertible Senior Notes ("2 1/4% Notes")	5.4	3.4
Employee stock options and stock purchase plan	0.2	0.1
Diluted weighted average shares	83.1	80.6
Basic
Basic EPS	$0.40	$0.49
Diluted
Diluted EPS	$0.37	$0.47

The following table sets forth the potentially dilutive securities excluded from the computation because their effect would have been anti-dilutive:

	Three months ended March 31,
	2020	2019
	(In millions)
Unvested restricted shares	1.2	1.4
Total potentially dilutive securities	1.2	1.4

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

	Three months ended March 31,
	2020	2019
	(In millions, except per share amounts)
Net favorable effect of the changes in contract estimates on net sales	$2.1	$13.0
Net favorable effect of the changes in contract estimates on income before income taxes	2.5	13.4
Net favorable effect of the changes in contract estimates on net income	1.9	9.7
Net favorable effect of the changes in contract estimates on basic and diluted EPS	0.02	0.12

For the three months ended March 31, 2019, favorable changes in contract estimates were primarily driven by (i) improved performance on the Terminal High Altitude Area Defense and RL10 programs and (ii) the reserve release upon the final AJ-60 solid rocket motor delivery.
In the Company’s Aerospace and Defense segment, the timing of revenue recognition, customer invoicing, and collections produces accounts receivable, contract assets, and contract liabilities in the unaudited condensed consolidated balance sheets. The following table summarizes contract assets and liabilities:

	March 31, 2020	December 31, 2019
	(In millions)
Contract assets	$298.7	$243.5
Reserve for overhead rate disallowance	(19.8)	(19.4)
Contract assets, net of reserve	278.9	224.1
Contract liabilities	288.6	262.3
Net contract liabilities, net of reserve	$(9.7)	$(38.2)

Net contract liabilities decreased by $28.5 million primarily due to an increase in unbilled receivables as of March 31, 2020. During the three months ended March 31, 2020, the Company recognized sales of $109.3 million that were included in the Company's contract liabilities as of December 31, 2019.
As of March 31, 2020, the Company’s total remaining performance obligations, also referred to as backlog, totaled $5.2 billion. The Company expects to recognize approximately 38%, or $2.0 billion, of the remaining performance obligations as sales over the next twelve months, an additional 24% the following twelve months, and 38% thereafter.
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

	Three months ended March 31,
	2020	2019
Fixed-price	61%	62%
Cost-reimbursable	39	37
Other	—	1
The following table summarizes the percentages of net sales by principal end user:

	Three months ended March 31,
	2020	2019
U.S. government	96%	95%
Non U.S. government	4	5

The Company's Real Estate segment represented less than 1% of the Company's net sales for the three months ended March 31, 2020 and 2019.
Note 4. Stock-Based Compensation
The following table summarizes stock-based compensation expense by type of award:

	Three months ended March 31,
	2020	2019
	(In millions)
Stock Appreciation Rights	$(1.5)	$1.7
Stock options	0.1	—
Restricted stock and restricted stock units, service based	1.5	1.2
Restricted stock and restricted stock units, performance based	2.0	2.2
Employee stock purchase plan	0.3	0.2
Total stock-based compensation expense	$2.4	$5.3

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

		Fair value measurement as of March 31, 2020
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
	(In millions)
Money market funds	$652.9	$652.9	$—	$—
Registered investment companies	3.3	3.3	—	—
Commercial paper	15.0	—	15.0	—
Total	$671.2	$656.2	$15.0	$—

		Fair value measurement as of December 31, 2019
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
	(In millions)
Money market funds	$626.0	$626.0	$—	$—
Registered investment companies	3.7	3.7	—	—
Commercial paper	99.9	—	99.9
Total	$729.6	$629.7	$99.9	$—

As of March 31, 2020 and December 31, 2019, the total estimated fair value for commercial paper was classified as cash and cash equivalents as the remaining maturity at date of purchase was less than three months.
The carrying amounts of certain of the Company’s financial instruments, including cash and cash equivalents, restricted cash, accounts receivable, accounts payable, accrued compensation, and other accrued liabilities, approximate fair value because of their short maturities.
The following table summarizes the estimated fair value and principal amount for outstanding debt obligations excluding finance lease obligations:

	Fair Value		Principal Amount
	March 31, 2020	December 31, 2019	March 31, 2020	December 31, 2019
	(In millions)
Term loan	$299.9	$328.1	$323.8	$328.1
2 1/4% Notes	488.2	546.0	300.0	300.0
Total	$788.1	$874.1	$623.8	$628.1

The fair value of the 2¼% Notes was determined using broker quotes that are based on open markets for the Company's debt securities (Level 2 securities). The fair value of the term loan at March 31, 2020, was estimated based on a third-party model used to derive a relative value price using comparable corporate loans within the same industry, credit quality, and currency. At December 31, 2019, the term loan carrying value approximated fair value.
b. Accounts Receivable, net

	March 31, 2020	December 31, 2019
	(In millions)
Billed receivables under long-term contracts	$152.5	$122.9
Reserve on billed trade receivables	(1.0)	(10.6)
Other trade receivables	0.2	0.2
Accounts receivable, net	$151.7	$112.5

c. Other Current Assets, net

	March 31, 2020	December 31, 2019
	(In millions)
Deferred costs recoverable from the U.S. government	$46.9	$47.1
Income taxes receivable	36.2	43.4
Inventories	18.0	24.0
Prepaid expenses	13.4	13.9
Other	22.9	17.4
Other current assets, net	$137.4	$145.8

d. Property, Plant and Equipment, net

	March 31, 2020	December 31, 2019
	(In millions)
Land	$71.2	$71.2
Buildings and improvements	436.2	434.9
Machinery and equipment, including capitalized software	459.4	488.2
Construction-in-progress	67.1	70.2
	1,033.9	1,064.5
Less: accumulated depreciation	(630.7)	(654.6)
Property, plant and equipment, net	$403.2	$409.9

e. Other Noncurrent Assets, net

	March 31, 2020	December 31, 2019
	(In millions)
Real estate held for entitlement and leasing	$100.4	$100.3
Deferred costs recoverable from the U.S. government	55.9	54.8
Receivable from Northrop Grumman Corporation for environmental remediation costs	45.0	46.5
Other	50.2	54.0
Other noncurrent assets, net	$251.5	$255.6

f. Other Current Liabilities

	March 31, 2020	December 31, 2019
	(In millions)
Accrued compensation and employee benefits	$90.0	$103.1
Other	44.4	52.4
Other current liabilities	$134.4	$155.5

g. Treasury Stock
During the three months ended March 31, 2020, the Company repurchased less than 0.1 million of its common shares at a cost of $0.5 million. The Company reflects stock repurchases in its financial statements on a "settlement" basis.
Note 6. Income Taxes

	Three months ended March 31,
	2020	2019
	(In millions)
Income tax provision	$11.3	$13.1

In the three months ended March 31, 2020, the income tax provision was $11.3 million for an effective tax rate of 26.5%. The Company’s effective tax rate differed from the 21% statutory federal income tax rate primarily due to state income taxes and certain expenditures which are permanently not deductible for tax purposes, partially offset by the impact of Research and Development ("R&D") credits.

In the three months ended March 31, 2019, the income tax provision was $13.1 million for an effective tax rate of 25.3%. The Company’s effective tax rate differed from the 21% statutory federal income tax rate primarily due to state income taxes and certain expenditures which are permanently not deductible for tax purposes, partially offset by the impact of R&D credits.
A valuation allowance is required when it is more-likely-than-not that all or a portion of deferred tax assets may not be realized. Assessing the need for a valuation allowance requires management to evaluate, on a quarterly basis, all available evidence, both positive and negative. As of March 31, 2020, the Company continues to believe that the weight of the positive evidence outweighed the negative evidence regarding the realization of its net deferred tax assets.
Note 7. Long-term Debt

	March 31, 2020	December 31, 2019
	(In millions)
Term loan, bearing interest at variable rates (rate of 2.74% as of March 31, 2020), maturing in September 2023	$323.8	$328.1
Unamortized deferred financing costs	(1.7)	(1.8)
Total senior debt	322.1	326.3
Convertible senior notes, bearing interest at 2.25% per annum, interest payments due in June and December, maturing in December 2023	300.0	300.0
Unamortized discount and deferred financing costs	(34.9)	(37.0)
Total convertible senior notes	265.1	263.0
Finance leases	47.1	47.7
Total other debt	47.1	47.7
Total debt, net of unamortized discount and deferred financing costs	634.3	637.0
Less: Amounts due within one year	(289.0)	(284.7)
Total long-term debt, net of unamortized discount and deferred financing costs	$345.3	$352.3

Senior Credit Facility
On September 20, 2018, the Company amended the senior secured senior credit facility (the "Senior Credit Facility") to a $1.0 billion commitment. The Senior Credit Facility matures on September 20, 2023, and consists of (i) a $650.0 million revolving line of credit (the "Revolver") and (ii) a $350.0 million term loan (the "Term Loan").
As of March 31, 2020, the Company had zero borrowings under the Revolver and issued $29.7 million letters of credit.
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
On December 31, 2018, the Term Loan began amortizing at a rate of 5.0% per annum of the original drawn amount which will increase to 7.5% per annum on December 31, 2020, and increasing to 10.0% per annum from December 31, 2022, to be paid in equal quarterly installments with any remaining amounts, along with outstanding borrowings under the Revolver, due on the maturity date. Outstanding borrowings under the Revolver and the Term Loan may be voluntarily repaid at any time, in whole or in part, without premium or penalty.
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
The Company was in compliance with its financial and non-financial covenants as of March 31, 2020.

2¼% Convertible Senior Notes
On December 14, 2016, the Company issued $300.0 million aggregate principal amount of 2¼% Notes in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended.
Holders may convert their 2¼% Notes at their option from April 1, 2020, through June 30, 2020, because the Company's closing stock price exceeded $33.80 for at least 20 days in the 30 day period prior to March 31, 2020. The Company has a stated intention to cash settle the principal amount of the 2¼% Notes with the conversion premium to be settled in common shares. Accordingly, the net balance of the 2¼% Notes of $265.1 million is classified as a current liability as of March 31, 2020. The classification of the 2¼% Notes as current or noncurrent on the balance sheet is evaluated at each reporting date and may change depending on whether the sale price contingency (discussed below) has been met.
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
The following table summarizes information regarding the 2¼% Notes (in millions, except years, percentages, conversion rate, and conversion price):

	March 31, 2020	December 31, 2019
Carrying value	$265.1	$263.0
Unamortized discount and deferred financing costs	34.9	37.0
Principal amount	$300.0	$300.0
Carrying amount of equity component, net of equity issuance costs	$54.5	$54.5
Remaining amortization period (years)	3.75	4.0
Effective interest rate	5.8%	5.8%
Conversion rate (shares of common stock per $1,000 principal amount)	38.4615	38.4615
Conversion price (per share of common stock)	$26.00	$26.00

Based on the Company's closing stock price of $41.83 on March 31 2020, the if-converted value of the 2¼% Notes exceeded the aggregate principal amount of the 2¼% Notes by $182.6 million.
The following table presents the interest expense components for the 2¼% Notes:

	Three months ended March 31,
	2020	2019
	(In millions)
Interest expense-contractual interest	$1.7	$1.7
Interest expense-amortization of debt discount	1.9	1.8
Interest expense-amortization of deferred financing costs	0.2	0.2

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
Asbestos Litigation
The Company has been, and continues to be, named as a defendant in lawsuits alleging personal injury or death and seeking various monetary damages due to exposure to asbestos in building materials, products, or in manufacturing operations. The majority of cases are pending in Illinois state courts. There were 64 asbestos cases pending as of March 31, 2020.
Given the lack of any significant consistency to claims (i.e., as to product, operational site, or other relevant assertions) filed against the Company, the Company is generally unable to make a reasonable estimate of the future costs of pending claims or unasserted claims. The aggregate settlement costs and legal and administrative fees associated with the Company’s asbestos litigation has been immaterial for the last three years. As of March 31, 2020, the Company has accrued an immaterial amount related to pending claims.
United States ex. rel. Markus vs. Aerojet Rocketdyne Holdings
In the case captioned United States ex. rel. Markus vs. Aerojet Rocketdyne Holdings, Inc. et al., Case No. 2:15-CV-02245- WBS-AC, the Department of Justice completed its review of the case and declined to intervene in June 2018. The case was originally filed under seal in the U.S. District Court, Eastern District of California in September 2017 and alleged causes of action against the Company based on false claims, retaliation, and wrongful termination of employment seeking injunctive relief, civil penalties, and compensatory and punitive damages. In February 2019, the Company filed a Motion to Dismiss the False Claims Act ("FCA") counts of the complaint and a Motion to Compel Arbitration on the employment based claims. In May 2019, the court dismissed one count of the FCA claim, denied the motion to dismiss the remaining FCA counts, and moved the employment based claims to arbitration. The Company continues to vigorously contest the complaint’s allegations and has not recorded any liability for this matter as of March 31, 2020.
b. Environmental Matters
The Company is involved in approximately 40 environmental matters under the Comprehensive Environmental Response Compensation and Liability Act, the Resource Conservation Recovery Act, and other federal, state, and local laws relating to soil and groundwater contamination, hazardous waste management activities, and other environmental matters at some of its current and former facilities. The Company is also involved in a number of remedial activities at third party sites, not owned by the Company, where it is designated a potentially responsible party ("PRP") by either the U.S. Environmental Protection Agency ("EPA") and/or a state agency. In many of these matters, the Company is involved with other PRPs. In some instances, the Company’s liability and proportionate share of costs have not been determined largely due to uncertainties as to the nature and extent of site conditions and the Company’s involvement. While government agencies frequently claim PRPs are jointly and severally liable at such sites, in the Company’s experience, interim and final allocations of liability and costs are generally made based on relative contributions of waste or contamination. Anticipated costs associated with environmental remediation that are probable and estimable are accrued. In cases where a date to complete remedial activities at a particular site cannot be determined by reference to agreements or otherwise, the Company projects costs over an appropriate time period not exceeding 15 years. In such cases, generally the Company does not have the ability to reasonably estimate environmental remediation costs that are beyond this period. Factors that could result in changes to the Company’s estimates include completion of current and future soil and groundwater investigations, new claims, future agency demands, discovery of more or less contamination than expected, discovery of new contaminants, modification of planned remedial actions, changes in estimated time required to remediate, new technologies, and changes in laws and regulations.
As of March 31, 2020, the aggregate range of these anticipated environmental costs was $302.6 million to $453.7 million and the accrued amount was $302.6 million. See Note 8(c) for a summary of the environmental reserve activity. Of these accrued liabilities, approximately 99% relates to the Company’s U.S. government contracting business, and a portion of this liability is recoverable. The significant environmental sites are discussed below. The balance of the accrued liabilities, which are not recoverable from the U.S. government, relate to other sites for which the Company’s obligations are probable and estimable.
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
The entire southern portion of the site known as Rio Del Oro was under state orders issued in the 1990s from DTSC and the RWQCB to investigate and remediate soil and groundwater contamination. In 2008, the DTSC released all but approximately 400 acres of the Rio Del Oro property from DTSC’s environmental orders regarding soil contamination although the property remains subject to the RWQCB’s orders to investigate and remediate groundwater environmental contamination emanating offsite from the property
As of March 31, 2020, the estimated range of anticipated costs discussed above for the Sacramento, California site was $204.2 million to $327.4 million and the accrued amount was $204.2 million included as a component of the Company’s environmental reserves. Expenditures associated with this matter are partially recoverable. See Note 8(c) for further discussion on recoverability.
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
As part of Aerojet Rocketdyne’s sale of its Electronics and Information Systems ("EIS") business to Northrop Grumman Corporation ("Northrop") in October 2001, the EPA approved a prospective purchaser agreement with Northrop to absolve it of a pre-closing liability for contamination caused by the Azusa, California operations, which liability remains with Aerojet Rocketdyne. As part of that agreement, the Company agreed to provide a $25 million guarantee of its obligations under the project agreement.
As of March 31, 2020, the estimated range of anticipated costs was $84.8 million to $100.9 million and the accrued amount was $84.8 million included as a component of the Company’s environmental reserves. Expenditures associated with this matter are partially recoverable. See Note 8(c) for further discussion on recoverability.
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
The following table summarizes the Company’s environmental reserve activity:

	Aerojet Rocketdyne- Sacramento	Aerojet Rocketdyne- BPOU	Other Aerojet Rocketdyne Sites	Total Aerojet Rocketdyne	Other	Total Environmental Reserve
	(In millions)
December 31, 2019	$203.6	$89.6	$11.8	$305.0	$4.2	$309.2
Additions/Adjustments	4.1	(0.8)	(2.2)	1.1	0.2	1.3
Expenditures	(3.5)	(4.0)	(0.3)	(7.8)	(0.1)	(7.9)
March 31, 2020	$204.2	$84.8	$9.3	$298.3	$4.3	$302.6

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
As part of the acquisition of the Atlantic Research Corporation ("ARC") propulsion business in 2003, Aerojet Rocketdyne entered into an agreement with ARC pursuant to which Aerojet Rocketdyne is responsible for up to $20.0 million of costs ("Pre-Close Environmental Costs") associated with environmental issues that arose prior to Aerojet Rocketdyne’s acquisition of the ARC propulsion business. ARC is responsible for any cleanup costs relating to the ARC acquired businesses in excess of $20.0 million. Pursuant to a separate agreement with the U.S. government which was entered into prior to the completion of the ARC acquisition, these costs are recovered through the establishment of prices for Aerojet Rocketdyne’s products and services sold to the U.S. government. The Company reached the $20.0 million cap on cleanup costs in the three months ended March 31,

2017, and expects that additional costs will be incurred due to contamination existing at the time of the acquisition and still requiring remediation and monitoring. On May 6, 2016, ARC informed Aerojet Rocketdyne that it was disputing certain costs that Aerojet Rocketdyne attributed to the $20.0 million Pre-Close Environmental Costs ("ARC Claim"). The parties reached a settlement on March 23, 2020, resolving the ARC Claim. The settlement provides for resolution of past costs and agreement that the $20.0 million cap had been reached, ARC becomes financially responsible subject to an allocation of future cleanup costs related to the Company’s operation of the Open Burn Unit from 2003-2009, and ARC assumes management for the ongoing remediation as required by the 2003 acquisition agreement.
Estimated Recoveries
On January 12, 1999, Aerojet Rocketdyne and the U.S. government reached a settlement agreement ("Global Settlement") covering environmental costs associated with the Company's Sacramento site and its former Azusa site. Pursuant to the Global Settlement, the Company can recover up to 88% of its environmental remediation costs through the establishment of prices for Aerojet Rocketdyne's products and services sold to the U.S. government. Additionally, in conjunction with the sale of the EIS business in 2001, Aerojet Rocketdyne entered into an agreement with Northrop (the "Northrop Agreement") whereby Aerojet Rocketdyne is reimbursed by Northrop for a portion of environmental expenditures eligible for recovery under the Global Settlement, subject to an annual billing limitation of $6.0 million and a cumulative limitation of $189.7 million which was reached in June 2017. The following table summarizes the Northrop Agreement activity (in millions):

Total reimbursable costs under the Northrop Agreement	$189.7
Amount reimbursed to the Company through March 31, 2020	(138.7)
Receivable from Northrop included in the unaudited balance sheet at March 31, 2020	$51.0

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
While the Company continues to seek an arrangement with the U.S. government to recover environmental expenditures in excess of the reimbursement ceiling identified in the Global Settlement, there can be no assurances that such a recovery will be obtained, or if not obtained, that such unreimbursed environmental expenditures will not have a materially adverse effect on the Company’s operating results, financial condition, and/or cash flows.
Environmental reserves and estimated recoveries impact to unaudited condensed consolidated statements of operations
The following table summarizes the financial information for the impact of environmental reserves and recoveries to the unaudited condensed consolidated statements of operations:

	Three months ended March 31,
	2020	2019
	(In millions)
(Benefit) expense to unaudited condensed consolidated statements of operations	$(0.5)	$0.3

d. Arrangements with Off-Balance Sheet Risk
As of March 31, 2020, arrangements with off-balance sheet risk consisted of:

•	$29.7 million in outstanding commercial letters of credit, the majority of which may be renewed, primarily to collateralize obligations for environmental remediation and insurance coverage.

•	$53.9 million in outstanding surety bonds to primarily satisfy indemnification obligations for environmental remediation coverage.

•	$120.0 million aggregate in guarantees by the Company of Aerojet Rocketdyne’s obligations to U.S. government agencies for environmental remediation activities.

•	Guarantees, jointly and severally, by the Company’s material domestic subsidiaries of their obligations under the Senior Credit Facility.
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
Note 9. Cost Reduction Plans
During 2015, the Company initiated the first phase ("Phase I") of the competitive improvement program (the "CIP") comprised of activities and initiatives aimed at reducing costs in order for the Company to continue to compete successfully. Phase I was comprised of three major components: (i) facilities optimization and footprint reduction; (ii) product affordability; and (iii) reduced administrative and overhead costs. In 2017, the Board of Directors approved the second phase ("Phase II") of the CIP. Pursuant to Phase II, the Company expanded its CIP and further consolidated its Sacramento, California, and Gainesville, Virginia sites, while it centralized and expanded its existing presence in Huntsville, Alabama. The Company estimates the restructuring and related costs will be $197.0 million (including approximately $60.5 million of capital expenditures) and has incurred $178.1 million of such costs through March 31, 2020, including $54.7 million in capital expenditures. The following table summarizes the Company's severance and retention liabilities related to CIP activity:

	Severance	Retention	Total
	(In millions)
December 31, 2019	$5.2	$4.6	$9.8
Accrual	—	0.7	0.7
Payments	(2.6)	(2.3)	(4.9)
March 31, 2020	$2.6	$3.0	$5.6

The costs associated with CIP are included as a component of the Company’s U.S. government forward-pricing rates, and therefore, are recovered through the pricing of the Company’s products and services to the U.S. government.

Note 10. Retirement Benefits
The following table presents the components of retirement benefits expense (income):

	Pension Benefits		Postretirement Medical and Life Insurance Benefits
	Three months ended March 31,
	2020	2019	2020	2019
	(In millions)
Interest cost on benefit obligation	$10.6	$13.2	$0.2	$0.3
Expected return on assets	(15.1)	(16.2)	—	—
Amortization of prior service costs (credits)	0.1	—	—	(0.1)
Amortization of net losses (gains)	14.3	10.2	(0.9)	(0.9)
Retirement benefits expense (income)	$9.9	$7.2	$(0.7)	$(0.7)

Note 11. Operating Segments and Related Disclosures
The Company’s operations are organized into two operating segments based on different products and customer bases: Aerospace and Defense, and Real Estate.
The following table presents selected financial information for each reportable segment:

	Three months ended March 31,
	2020	2019
	(In millions)
Net Sales:
Aerospace and Defense	$474.4	$490.0
Real Estate	1.7	1.7
Total Net Sales	$476.1	$491.7
Segment Performance:
Aerospace and Defense	$52.6	$64.9
Environmental remediation provision adjustments	0.5	(0.3)
GAAP/Cost Accounting Standards retirement benefits expense difference	4.7	5.4
Unusual items	—	(0.3)
Aerospace and Defense Total	57.8	69.7
Real Estate	(0.6)	0.5
Total Segment Performance	$57.2	$70.2
Reconciliation of segment performance to income before income taxes:
Segment performance	$57.2	$70.2
Interest expense	(8.4)	(9.0)
Interest income	3.2	4.0
Stock-based compensation	(2.4)	(5.3)
Corporate retirement benefits	(2.0)	(1.8)
Corporate and other	(4.9)	(6.3)
Income before income taxes	$42.7	$51.8

The following table summarizes customers that represented more than 10% of net sales, each of which involves sales of several product lines and programs:

	Three months ended March 31,
	2020	2019
Lockheed Martin Corporation	34%	30%
NASA	23	20
Raytheon Technologies Corporation	16	18
United Launch Alliance	*	12

______
* Less than 10%.

Note 12. Unusual Items
The following table presents total unusual items, comprised of a component of other (income) expense, net in the unaudited condensed consolidated statements of operations:

	Three months ended March 31,
	2020	2019
	(In millions)
Unusual items
Acquisition costs	$—	$0.3
	$—	$0.3

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
The preparation of the consolidated financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates. In addition, our operating results for interim periods may not be indicative of the results of operations for a full year or future periods. This section contains a number of forward-looking statements, all of which are based on current expectations and are subject to risks and uncertainties including those described in this Quarterly Report under the heading "Forward-Looking Statements." Actual results may differ materially. This section should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2019, and periodic reports subsequently filed with the Securities and Exchange Commission ("SEC").
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
A summary of the significant financial highlights for the three months ended March 31, 2020 and 2019, which management uses to evaluate our operating performance and financial condition, is presented below.

	Three months ended March 31,
	2020	2019
	(In millions, except percentage and per share amounts)
Net sales	$476.1	$491.7
Net income	31.4	38.7
Net income as a percentage of net sales	6.6%	7.9%
Adjusted Net Income (Non-GAAP measure*)	29.4	36.3
Adjusted Net Income (Non-GAAP measure*) as a percentage of net sales	6.2%	7.4%
Earnings Per Share ("EPS") - Diluted	0.37	0.47
Adjusted EPS (Non-GAAP measure*)	0.35	0.44
Adjusted EBITDAP (Non-GAAP measure*)	62.4	71.0
Adjusted EBITDAP (Non-GAAP measure*) as a percentage of net sales	13.1%	14.4%
Cash used in operating activities	(17.1)	(17.7)
Free cash flow (Non-GAAP measure*)	(20.1)	(19.2)
_________
* We provide Non-GAAP measures as a supplement to financial results presented in accordance with GAAP. A reconciliation of the Non-GAAP measures to the most directly comparable GAAP measures is presented later in the Management’s Discussion and Analysis under the heading "Use of Non-GAAP Financial Measures."
Our business outlook is affected by both increasing complexity in the global security environment and continuing worldwide economic pressures, including those resulting from the coronavirus ("COVID-19") pandemic. A significant component of our strategy in this environment is to focus on protecting our employees' health and safety, delivering excellent performance to our customers, driving improvements and efficiencies across our operations, and creating value through the enhancement and expansion of our business.
Some of the significant challenges we face are as follows: uncertainty associated with the COVID-19 pandemic, dependence upon U.S. government programs and contracts, future reductions or changes in U.S. government spending in our markets, environmental matters, capital structure, underfunded retirement benefit plans, and cyber security.

COVID-19
During the three months ended March 31, 2020, there was minimal impact to our financial results and operations as a result of the COVID-19 outbreak that began in late 2019, and was declared a pandemic by the World Health Organization on March 11, 2020. The safety and welfare of our employees is our top priority, and during the quarter, a number of safety protocols were established. Selected and site-specific work and travel restrictions, in addition to other measures intended to reduce the spread of COVID-19, were introduced. Although we did not experience significant absenteeism or supply chain disruption, the extent to which the COVID-19 pandemic impacts our financial results and operations for 2020 and beyond will depend on future developments which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the pandemic and the actions being taken to contain and treat it, and other indirect effects that may come as a result of actions taken by governments, companies, and individuals in response to the pandemic and its economic impact.
As a defense industrial-base U.S. government contractor, we are considered an essential business by the U.S. and state governments and we continue to operate as such during the COVID-19 pandemic. We are taking a variety of measures to maintain the availability and functionality of our critical infrastructure, to promote the safety and security of our employees and to support the communities in which we operate. In making decisions regarding our operations, we take into account public and private sector policies and initiatives to reduce the transmission of COVID-19, such as the imposition of travel restrictions, the promotion of social distancing and the adoption of work-from-home requirements for employees where practicable, and all of these policies and initiatives could impact our operations. Due to the evolving nature of the COVID-19 pandemic, we are not able at this time to estimate its full impact on our financial results and operations.
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
The following table summarizes net sales to the U.S. government and its agencies, including net sales to significant customers disclosed below:

	Three months ended March 31,
	2020	2019
U.S. government	96%	95%
Non U.S. government	4	5
The following table summarizes the percentages of net sales for significant programs, all of which are included in the U.S. government sales and are comprised of multiple contracts:

	Three months ended March 31,
	2020	2019
RS-25	18%	15%
Standard Missile	13	14
Terminal High Altitude Area Defense	11	11
Patriot Advanced Capability-3	10	9
The following table summarizes customers that represented more than 10% of net sales, each of which involves sales of several product lines and programs:

	Three months ended March 31,
	2020	2019
Lockheed Martin Corporation	34%	30%
NASA	23	20
Raytheon Technologies Corporation	16	18
United Launch Alliance	*	12
______
* Less than 10%.
Industry Update
We rely on U.S. government spending on aerospace and defense products and systems, and our backlog depends, in large part, on continued funding by the U.S. government for the programs in which we are involved. While U.S. and state governments continue to address the COVID-19 pandemic, our customers continue to operate under the Public Law 116-93, which includes DoD and NASA full-year appropriations bills for Government Fiscal Year 2020. Additionally, the U.S. government enacted the Coronavirus Aid, Relief & Economic Security ("CARES") Act on March 27, 2020, which provides $60 million of supplemental appropriations for NASA operational adjustments due to delays and center closures and an additional $2.45 billion for the DoD to support the defense industrial-base. There is no assurance that we will receive any benefit from the CARES Act or other emergency support legislation. Disruptions to our customer’s facilities or delays in supply chain as a result of COVID-19 could delay or decrease expenditures by U.S. government agencies. Such a decrease in DoD and/or NASA expenditures, the elimination or curtailment of a material program in which we are or hope to be involved, or changes in payment patterns of our customers as a result of changes in U.S. government outlays, could have a material adverse effect on our operating results, financial condition, and/or cash flows.
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
The following table summarizes our recoverable amounts, environmental reserves, and range of liability, as of March 31, 2020:

	Recoverable Amounts (1)	Environmental Reserves	Estimated Range of Liability
	(In millions)
Sacramento	$179.7	$204.2	$204.2 - $327.4
Baldwin Park Operable Unit	74.6	84.8	84.8 - 100.9
Other Aerojet Rocketdyne sites	9.3	9.3	9.3 - 19.8
Other sites	0.7	4.3	4.3 - 5.6
Total	$264.3	$302.6	$302.6 - $453.7
_____

(1)
Excludes the receivable from Northrop Grumman Corporation ("Northrop") of $51.0 million as of March 31, 2020, related to environmental costs already paid (and therefore not reserved) by us in prior years and reimbursable under our agreement with Northrop.

Environmental remediation costs are primarily incurred by our Aerospace and Defense segment, and certain of these costs are recoverable from our contracts with the U.S. government. We currently estimate approximately 12% of our future Aerospace and Defense segment environmental remediation costs will not likely be reimbursable and are expensed.
Capital Structure
We have a substantial amount of debt for which we are required to make interest and principal payments. Interest on long-term financing is not a recoverable cost under our U.S. government contracts. As of March 31, 2020, we had $634.3 million of debt outstanding.
Retirement Benefits
During 2020, we expect to make contributions of approximately $46.0 million to our tax-qualified defined benefit pension plan in 2020, including $13.9 million of cash and $32.1 million of prepayment credits. We generally are able to recover contributions related to our tax-qualified defined benefit pension plan as allowable costs on our U.S. government contracts, but there are differences between when we contribute to our tax-qualified defined benefit pension plan under pension funding rules and when it is recoverable under Cost Accounting Standards ("CAS").
The COVID-19 pandemic and resulting global disruptions have caused significant economic uncertainty and volatility in financial markets which could adversely impact the funded status of our tax-qualified defined benefit pension plan. The funded status of our pension plan is impacted by the investment experience of the plan assets, by any changes in U.S. law, and by changes in the statutory interest rates used by the tax-qualified pension plan in the U.S. to calculate funding requirements. Accordingly, if the performance of our plan assets does not meet our assumptions, if there are changes to the Internal Revenue Service regulations or other applicable law or if other actuarial assumptions are modified, our future contributions to our underfunded pension plan could be higher than we expect.
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
Results of Operations
Net Sales:

	Three months ended March 31,
	2020	2019	Change
	(In millions)
Net sales	$476.1	$491.7	$(15.6)
Primary reason for change. The decrease in net sales was primarily due to a decline of $21.3 million in space program sales primarily driven by (i) lower sales in the Commercial Crew Development program and (ii) the final shipment of the AJ-60 solid rocket motor that occurred in the first quarter of 2019, partially offset by growth in the RS-25 program. The decline in net sales was partially offset by an increase of $5.7 million in defense program sales primarily driven by the Guided Multiple Launch Rocket System ("GMLRS") and hypersonic booster programs, partially offset by declines in the Redesigned Exoatmospheric Kill Vehicle ("RKV") program which was canceled in 2019.
Cost of Sales (exclusive of items shown separately below):

	Three months ended March 31,
	2020	2019	Change
	(In millions, except percentage amounts)
Cost of sales (exclusive of items shown separately below)	$394.9	$397.6	$(2.7)
Percentage of net sales	82.9%	80.9%
Primary reason for change. The increase in cost of sales as a percentage of net sales was primarily driven by 2020 cost growth on a portion of the Standard Missile program and the reserve release upon the final AJ-60 solid rocket motor delivery in 2019.
Selling, General and Administrative Expense ("SG&A"):

	Three months ended March 31,
	2020	2019	Change
	(In millions, except percentage amounts)
Components of SG&A:
SG&A excluding stock-based compensation	$6.7	$6.9	$(0.2)
Stock-based compensation	2.4	5.3	(2.9)
SG&A	$9.1	$12.2	$(3.1)
Percentage of net sales	1.9%	2.5%
Percentage of net sales excluding stock-based compensation	1.4%	1.4%
Primary reason for change. The decrease in SG&A expense was primarily driven by stock-based compensation as a result of decreases in the fair value of the stock appreciation rights in the current period.
Depreciation and Amortization:

	Three months ended March 31,
	2020	2019	Change
	(In millions)
Components of depreciation and amortization:
Depreciation	$13.1	$13.5	$(0.4)
Amortization	3.4	3.4	—
Accretion	0.7	0.6	0.1
Depreciation and amortization	$17.2	$17.5	$(0.3)
Primary reason for change. Depreciation and amortization expense was comparable with the prior year period.

Other (Income) Expense, net:

	Three months ended March 31,
	2020	2019	Change
	(In millions)
Other (income) expense, net	$(2.2)	$1.1	$(3.3)
Primary reason for change. The change in other (income) expense, net was primarily due to lower expenses associated with our deferred compensation plans and a decrease in environmental expenses.
Retirement Benefits Expense:

	Three months ended March 31,
	2020	2019	Change
	(In millions)
Components of retirement benefits expense:
Interest cost on benefit obligation	$10.8	$13.5	$(2.7)
Expected return on assets	(15.1)	(16.2)	1.1
Amortization of prior service costs (credits)	0.1	(0.1)	0.2
Amortization of net losses	13.4	9.3	4.1
Retirement benefits expense	$9.2	$6.5	$2.7
Primary reason for change. The increase in retirement benefits expense was primarily due to higher actuarial losses in the current period as a result of a decrease in the discount rate used to calculate the benefit obligation at December 31, 2019, and the deferral of investment gains, partially offset by lower interest costs on the benefit obligation.
Interest Income:

	Three months ended March 31,
	2020	2019	Change
	(In millions)
Interest income	$3.2	$4.0	$(0.8)
Primary reason for change. The decrease in interest income was primarily due to lower market rates partially offset by higher average cash balances in the current period.
Interest Expense:

	Three months ended March 31,
	2020	2019	Change
	(In millions)
Components of interest expense:
Contractual interest and other	$6.0	$6.7	$(0.7)
Amortization of debt discount and deferred financing costs	2.4	2.3	0.1
Interest expense	$8.4	$9.0	$(0.6)
Primary reason for change. The decrease in interest expense was primarily due to lower average obligations and variable interest rates on our senior secured senior credit facility (the "Senior Credit Facility").
Income Taxes:
The income tax provision was as follows:

	Three months ended March 31,
	2020	2019
	(In millions)
Income tax provision	$11.3	$13.1
In the three months ended March 31, 2020, the income tax provision was $11.3 million for an effective tax rate of 26.5%. Our effective tax rate differed from the 21% statutory federal income tax rate primarily due to state income taxes and certain expenditures which are permanently not deductible for tax purposes, partially offset by the impact of Research and Development ("R&D") credits.

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
Aerospace and Defense Segment

	Three months ended March 31,
	2020	2019	Change
	(In millions, except percentage amounts)
Net sales	$474.4	$490.0	$(15.6)
Segment performance	57.8	69.7	(11.9)
Segment margin	12.2%	14.2%
Primary reason for change. The decrease in net sales was primarily due to a decline of $21.3 million in space program sales primarily driven by (i) lower sales in the Commercial Crew Development program and (ii) the final shipment of the AJ-60 solid rocket motor that occurred in the first quarter of 2019, partially offset by growth in the RS-25 program. The decline in net sales was partially offset by an increase of $5.7 million in defense program sales primarily driven by the GMLRS and hypersonic booster programs, partially offset by declines in the RKV program which was canceled in 2019.
The decrease in segment margin was primarily driven by 2020 cost growth on a portion of the Standard Missile program and the reserve release upon the final AJ-60 solid rocket motor delivery in 2019.
During the three months ended March 31, 2020, we had $2.5 million of favorable changes in contract estimates on operating results before income taxes compared with favorable changes of $13.4 million during the three months ended March 31, 2019.
Real Estate Segment

	Three months ended March 31,
	2020	2019	Change
	(In millions)
Net sales	$1.7	$1.7	$—
Segment performance	(0.6)	0.5	(1.1)
Net sales and segment performance consist primarily of rental property operations.
Backlog
As of March 31, 2020, our total remaining performance obligations, also referred to as backlog, totaled $5.2 billion. We expect to recognize approximately 38%, or $2.0 billion, of the remaining performance obligations as sales over the next twelve months, an additional 24% the following twelve months, and 38% thereafter. A summary of our backlog is as follows:

	March 31, 2020	December 31, 2019
	(In billions)
Funded backlog	$3.3	$2.1
Unfunded backlog	1.9	3.3
Total backlog	$5.2	$5.4
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

	Three months ended March 31,
	2020	2019
	(In millions, except per share and percentage amounts)
Net income	$31.4	$38.7
Interest expense	8.4	9.0
Interest income	(3.2)	(4.0)
Income tax provision	11.3	13.1
Depreciation and amortization	17.2	17.5
GAAP retirement benefits expense	9.2	6.5
CAS recoverable retirement benefits expense	(11.9)	(10.1)
Unusual items	—	0.3
Adjusted EBITDAP	$62.4	$71.0
Net income as a percentage of net sales	6.6%	7.9%
Adjusted EBITDAP as a percentage of net sales	13.1%	14.4%

Net income	$31.4	$38.7
GAAP retirement benefits expense	9.2	6.5
CAS recoverable retirement benefits expense	(11.9)	(10.1)
Unusual items	—	0.3
Income tax impact of adjustments (1)	0.7	0.9
Adjusted Net Income	$29.4	$36.3

Diluted EPS	$0.37	$0.47
Adjustments	(0.02)	(0.03)
Adjusted EPS	$0.35	$0.44

Diluted weighted average shares, as reported and adjusted	83.1	80.6
_________

(1)	The income tax impact is calculated using the federal and state statutory rates in the corresponding period.
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

	Three months ended March 31,
	2020	2019
	(In millions)
Net cash used in operating activities	$(17.1)	$(17.7)
Capital expenditures	(3.0)	(1.5)
Free Cash Flow	$(20.1)	$(19.2)

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
Contractual Obligations
There have been no material changes to our contractual obligations as previously reported in our Annual Report on Form 10-K for the year ended December 31, 2019.
Arrangements with Off-Balance Sheet Risk
See Note 8(d) of the Notes to Unaudited Condensed Consolidated Financial Statements for off-balance sheet risk.
Critical Accounting Policies and Estimates
Our financial statements are prepared in accordance with GAAP that offer acceptable alternative methods for accounting for certain items affecting our financial results, such as determining contract costs, depreciating long-lived assets, and recognizing revenues.
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
The areas most affected by our accounting policies and estimates are revenue recognition, other contract considerations, retirement benefit plans, litigation, environmental remediation costs and recoveries, and income taxes. Except for income taxes and litigation matters related to legacy operations, which are not allocated to our operating segments, these areas affect the financial results of our business segments.
A detailed description of our significant accounting policies can be found in our most recent Annual Report on Form 10-K for the year ended December 31, 2019.
Liquidity and Capital Resources
Net Cash Used in Operating, Investing, and Financing Activities
The following table summarizes the changes in cash, cash equivalents and restricted cash:

	Three months ended March 31,
	2020	2019
	(In millions)
Net Cash Used in Operating Activities	$(17.1)	$(17.7)
Net Cash Used in Investing Activities	(3.0)	(1.5)
Net Cash Used in Financing Activities	(9.9)	(9.5)
Net Decrease in Cash, Cash Equivalents and Restricted Cash	$(30.0)	$(28.7)
Net Cash Used in Operating Activities
The cash used in operating activities for the three months ended March 31, 2020, was comparable with the prior year period.
Net Cash Used in Investing Activities
During the three months ended March 31, 2020 and 2019, we had capital expenditures of $3.0 million and $1.5 million, respectively.
Net Cash Used in Financing Activities
During the three months ended March 31, 2020 and 2019, we had debt repayments of $4.9 million and $5.5 million, respectively. See a summary of our debt activity below.
During the three months ended March 31, 2020 and 2019, we had net disbursements from shares issued under our equity plans of $4.5 million and $4.0 million, respectively.

Debt Activity and Covenants
The following table summarizes our debt principal activity:

	December 31, 2019	Principal Payments	March 31, 2020
	(In millions)
Term loan	$328.1	$(4.3)	$323.8
2.25% Convertible Senior Notes ("2 1/4% Notes")	300.0	—	300.0
Finance leases	47.7	(0.6)	47.1
Total Debt Activity	$675.8	$(4.9)	$670.9
We were in compliance with our financial and non-financial covenants under the Senior Credit Facility as of March 31, 2020.
Outlook
Short-term liquidity requirements consist primarily of recurring operating expenses, including but not limited to costs related to our capital and environmental expenditures, company-funded R&D expenditures, debt service requirements, and retirement benefit plans. We believe that our existing cash and cash equivalents and availability under the Senior Credit Facility coupled with cash generated from our future operations will provide sufficient funds to meet our operating plan for the next twelve months. The operating plan for this period provides for full operation of our businesses, including interest and debt payments. As of March 31, 2020, we had $902.6 million of cash and cash equivalents as well as $620.3 million of available borrowings under our Senior Credit Facility. Based on our existing debt agreements, we were in compliance with our financial and non-financial covenants as of March 31, 2020. Our failure to comply with these covenants could result in an event of default that, if not cured or waived by the lenders, could result in the acceleration of the Senior Credit Facility and 2¼% Notes. In addition, our failure to pay principal and interest when due is a default under the Senior Credit Facility, and in certain cases, would cause a cross default on the 2¼% Notes.
We are committed to a cash management strategy that maintains liquidity to adequately support the operation of the business, our growth strategy, as well as to withstand unanticipated business volatility, including any impact arising from the COVID-19 pandemic. Our cash management strategy includes maintaining the flexibility to pay down debt and/or repurchase shares depending on economic and other conditions. In connection with the implementation of our cash management strategy, our management may seek to retire or purchase our outstanding debt through cash purchases and/or exchanges for equity securities, in open market purchases, privately negotiated transactions or otherwise if we believe that it is in our best interests. Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.
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
On March 13, 2020, we announced that our Board of Directors authorized and approved a new share repurchase program allowing us to repurchase our outstanding common stock with an aggregate market value of up to $100 million over a period of up to 18 months; however, management has discretion as to whether any repurchases will be executed. The timing of any share repurchases will be based on available liquidity, cash flows and general market conditions. The repurchase program may be executed through various methods, including open market purchases or privately negotiated transactions.
As disclosed in Notes 8(a) and 8(b) in the unaudited condensed consolidated financial statements, we have exposure for certain legal and environmental matters. We believe that it is currently not possible to estimate the impact, if any, that the ultimate resolution of certain of these matters will have on our financial position, results of operations, or cash flows.
Major factors that could adversely impact our forecasted operating cash and our financial condition are described in the section "Risk Factors" in Item 1A of our Annual Report to the SEC on Form 10-K for the year ended December 31, 2019.
Forward-Looking Statements
Certain information contained in this report should be considered "forward-looking statements" as defined by Section 21E of the Private Securities Litigation Reform Act of 1995. All statements in this report other than historical information may be deemed forward-looking statements. These statements present (without limitation) the expectations, beliefs, plans and objectives of management and future financial performance and assumptions underlying, or judgments concerning, the matters discussed in the statements. The words "believe," "estimate," "anticipate," "project" and "expect," and similar expressions, are generally intended to identify forward-looking statements. Forward-looking statements involve certain risks, estimates, assumptions and uncertainties, including with respect to future sales and activity levels, cash flows, contract performance, the outcome of litigation and contingencies, environmental remediation and anticipated costs of capital. A variety of factors could cause actual results or outcomes to differ materially from those expected and expressed in our forward-looking statements. Important risk factors that could cause actual results or outcomes to differ from those expressed in the forward-looking statements are described in the section "Risk Factors" in Item 1A of our Annual Report to the SEC on Form 10-K for the year ended December 31, 2019, and Part II, Item 1A of this Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, and include, but are not limited to, the following:

•
the COVID-19 pandemic and its impact on economic and other conditions world-wide, including global spending, sourcing and the business operations of the Company and its customers and suppliers, among others;

•	reductions, delays or changes in U.S. government spending;

•	cancellation or material modification of one or more significant contracts;

•	cost overruns on the Company's contracts that require the Company to absorb excess costs;

•	changes in estimates related to contract accounting;

•	failure to secure contracts;

•	failure of the Company's subcontractors or suppliers to perform their contractual obligations;

•	failure to comply with regulations applicable to contracts with the U.S. government;

•	the release, unplanned ignition, explosion, or improper handling of dangerous materials used in the Company's businesses;

•	loss of key qualified suppliers of technologies, components, and materials;

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

•	effects of changes in discount rates and actuarial estimates, actual returns on plan assets, and government regulations on defined benefit pension plans;

•	costs and time commitment related to potential and/or actual acquisition activities may exceed expectations;

•	failure of the Company's information technology infrastructure or failure to perform by the Company's third party service providers;

•	product failures, schedule delays or other problems with existing or new products and systems;

•	the possibility that environmental and other government regulations that impact the Company become more stringent or subject the Company to material liability in excess of its established reserves;

•	environmental claims related to the Company's current and former businesses and operations including the inability to protect or enforce previously executed environmental agreements;

•	reductions in the amount recoverable from environmental claims;

•	significant risk exposures and potential liabilities that are inadequately covered by insurance;

•	inability to protect the Company's patents and proprietary rights;

•	business disruptions to the extent not covered by insurance;

•	changes or clarifications to current tax law or procedural guidance could adversely impact the Company’s tax liabilities and effective tax rate;

•	the substantial amount of debt that places significant demands on the Company's cash resources and could limit the Company's ability to borrow additional funds or expand its operations;

•	the Company's ability to comply with the financial and other covenants contained in the Company's debt agreements;

•	changes in LIBOR reporting practices or the method by which LIBOR is determined;

•	risks inherent to the real estate market;

•	changes in economic and other conditions in the Sacramento, California metropolitan area real estate market or changes in interest rates affecting real estate values in that market;

•	the loss of key employees and shortage of available skilled employees to achieve anticipated growth;

•	a strike or other work stoppage or the Company's inability to renew collective bargaining agreements on favorable terms; and

•	those risks detailed in the Company's reports filed with the SEC.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes to our disclosures related to certain market risks as reported under Part II, Item 7A, "Quantitative and Qualitative Disclosures About Market Risk," in our Annual Report to the SEC on Form 10-K for the year ended December 31, 2019.
Interest Rate Risk
We are exposed to market risk principally due to changes in interest rates related to our borrowings, cash and cash equivalents, marketable securities, and pension assets and liabilities.

Borrowings
As of March 31, 2020, our debt principal excluding finance lease obligations totaled $623.8 million: $300.0 million, or 48%, was at a fixed rate of 2.25%; and $323.8 million, or 52%, was at a variable rate of 2.74%.
The following table summarizes the estimated fair value and principal amount for outstanding debt obligations excluding finance lease obligations:

	Fair Value		Principal Amount
	March 31, 2020	December 31, 2019	March 31, 2020	December 31, 2019
	(In millions)
Term loan	$299.9	$328.1	$323.8	$328.1
2 1/4% Notes	488.2	546.0	300.0	300.0
Total	$788.1	$874.1	$623.8	$628.1
The fair value of the 2¼% Notes was determined using broker quotes that are based on open markets for our debt securities (Level 2 securities). The fair value of the term loan at March 31, 2020, was estimated based on a third-party model used to derive a relative value price using comparable corporate loans within the same industry, credit quality, and currency. At December 31, 2019, the term loan carrying value approximated fair value.
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
Pension Assets and Liabilities
Our tax-qualified pension assets and liabilities are subject to interest rate risk. Information concerning our interest rate risk related to our tax-qualified pension assets and liabilities can be found in Part 7, Item 1, Management’s Discussion and Analysis of Financial Condition and Results of Operations under the caption "Critical Accounting Policies" in our Annual Report on Form 10-K for the year ended December 31, 2019.
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
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
Except as disclosed in Note 9 of the Notes to Unaudited Condensed Consolidated Financial Statements, which is incorporated herein by reference, there have been no significant developments in the pending legal proceedings as previously reported in Part 1, Item 3, Legal Proceedings in our Annual Report on Form 10-K for the year ended December 31, 2019.
Item 1A. Risk Factors
The information presented below sets forth what we reasonably believe represent material changes to the risk factors described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, and should be read in conjunction with the risk factors therein and the information described in this Quarterly Report.
Our results of operations and financial position may be negatively impacted by the COVID-19 pandemic, and the resulting economic disruption.
In December 2019, COVID-19 surfaced in Wuhan, China and the World Health Organization declared COVID-19 a pandemic on March 11, 2020. Similarly, all the states and local governments in communities where we operate have issued various state of emergency decrees or "Stay at Home" orders restricting non-essential business activities. As a defense industrial-base U.S. government contractor, we are considered an essential business by the U.S. and state governments and we continue to operate as such during the COVID-19 pandemic. However, the future impact of the COVID-19 pandemic is highly uncertain and we cannot predict if further governmental restrictions will be issued or if developments will cause a material change in our ability to maintain and operate our business. Additionally, the lifting and easing of U.S., state, and local government restrictions could also increase the risk of future outbreaks or exposure of our workforce to COVID-19 which may impact employee health and absenteeism.
We are also actively monitoring the COVID-19 pandemic and its potential impact on our employees, customers, and supply chain. While some of our employees are able to work remotely, a significant number can only perform their job functions on site, and we have promulgated policies designed to insure appropriate social distancing, employee protection, enhanced cleaning protocols, and health monitoring. Even so, there remains the risk of disruption or reduced efficiency caused by social distancing and other protective measures as well as elevated employee absence because of illness or required quarantines.
While our customers and suppliers generally continue to operate and perform their missions, some facilities have temporarily reduced or halted operations due to precautionary measures, staffing illness, or cleaning disruptions. For example, on March 20, 2020, NASA's Stennis Space Center, an engine test site for our space programs, entered into Stage 4 of their coronavirus response framework which limits access to the facility for personnel supporting activities necessary to protect life and critical infrastructure. The length and severity of such delays and closures, and any impact they will have on our operations, is uncertain. We cannot predict whether the current or future closures of customers and suppliers facilities related to the COVID-19 pandemic will have a material adverse effect on our financial results and operations.
In addition, the COVID-19 pandemic and resulting global disruptions have caused significant economic uncertainty and volatility in financial markets. Moreover, additional or unforeseen effects from the COVID-19 pandemic and actions taken by governments, companies, and individuals in response to the pandemic may affect our results of operations and financial positions in unexpected ways.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities

On March 13, 2020, we announced that our Board of Directors authorized and approved a new share repurchase program ("Repurchase Program") allowing us to repurchase our outstanding common stock with an aggregate market value of up to $100 million, from time to time, over a period of up to 18 months. The repurchase program may be executed through various methods, including open market purchases or privately negotiated transactions. The table below provides information about the Repurchase Program activity.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased under the Plans or Programs (1)
January 1, 2020 through January 31, 2020	—	$—	—	$—
February 1, 2020 through February 29, 2020	—	$—	—	$—
March 1, 2020 through March 31, 2020	15,518	$35.89	15,518	$99.4
Total	15,518	$35.89	15,518	$99.4
______
(1) In millions.
The table below provides information about shares surrendered to the Company to pay employee withholding taxes due upon the vesting of restricted stock.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased under the Plans or Programs
January 1, 2020 through January 31, 2020	3,368	$48.90	—	—
February 1, 2020 through February 29, 2020	19,053	$50.80	—	—
March 1, 2020 through March 31, 2020	133,678	$50.99	—	—
Total	156,099	$50.92	—	—
Item 3. Defaults Upon Senior Securities

None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.
Item 6. Exhibits

Incorporated herein by reference
Table Item No.	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed or Furnished herewith
10.1*
Form of Restricted Stock Unit Agreement between the Company and the Executive Chairman for grants of restricted stock units under the Aerojet Rocketdyne Holdings, Inc. 2019 Equity and Performance Incentive Plan.
x
10.2*	Form of Restricted Stock Unit Agreement between the Company and Employees for grants of restricted stock units under the Aerojet Rocketdyne Holdings, Inc. 2019 Equity and Performance Incentive Plan.					x
10.3	Aerojet Rocketdyne Holdings, Inc. Amended and Restated Executive Change in Control Severance Policy	8-K	1-01520	10.1	March 6, 2020
10.4	Second Amended and Restated Employment Agreement between Aerojet Rocketdyne Holdings, Inc. and Eileen Drake, dated March 4, 2020	8-K	1-01520	10.2	March 6, 2020
31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.					X
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.					X
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
X
_______

*	Filed herewith. All other exhibits have been previously filed.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Aerojet Rocketdyne Holdings, Inc.

Date:	April 28, 2020	By:	/s/ Eileen P. Drake
Eileen P. Drake
Chief Executive Officer and President
(Principal Executive Officer)

Date:	April 28, 2020	By:	/s/ Paul R. Lundstrom
Paul R. Lundstrom
Vice President of Finance and Chief Financial Officer
(Principal Financial Officer)

Date:	April 28, 2020	By:	/s/ Daniel L. Boehle
Daniel L. Boehle
Vice President and Controller
(Principal Accounting Officer)