Form 10-Q
period 2020-09-30
AEROJET ROCKETDYNE HOLDINGS, INC.
filed 2020-10-26
CIK 40888

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-Q
 (Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended: September 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
As of October 20, 2020, the Company had 77,279,471 outstanding common shares, including unvested common shares, $0.10 par value.

Aerojet Rocketdyne Holdings, Inc.
Quarterly Report on Form 10-Q
For the Quarterly Period Ended September 30, 2020

Part I — FINANCIAL INFORMATION
Item 1. Financial Statements
Aerojet Rocketdyne Holdings, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
	(In millions, except per share amounts)
Net sales	$527.7	$481.8	$1,516.2	$1,458.5
Operating costs and expenses:
Cost of sales (exclusive of items shown separately below)	441.6	392.9	1,251.7	1,170.1
Selling, general and administrative expense	11.2	15.1	31.0	44.2
Depreciation and amortization	15.1	18.4	49.7	53.4
Other expense, net	3.3	0.3	1.2	1.3
Total operating costs and expenses	471.2	426.7	1,333.6	1,269.0
Operating income	56.5	55.1	182.6	189.5
Non-operating:
Retirement benefits expense	9.1	6.5	27.4	19.5
Interest income	(0.5)	(3.9)	(4.7)	(11.9)
Interest expense	7.2	9.0	23.0	27.2
Total non-operating expense, net	15.8	11.6	45.7	34.8
Income before income taxes	40.7	43.5	136.9	154.7
Income tax provision	9.0	10.6	34.6	39.0
Net income	$31.7	$32.9	$102.3	$115.7
Earnings per share of common stock
Basic earnings per share	$0.40	$0.42	$1.30	$1.47
Diluted earnings per share	$0.38	$0.39	$1.23	$1.39
Weighted average shares of common stock outstanding, basic	77.6	77.3	77.6	77.1
Weighted average shares of common stock outstanding, diluted	81.9	82.8	82.4	81.5
See Notes to Unaudited Condensed Consolidated Financial Statements.

Aerojet Rocketdyne Holdings, Inc.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
	(In millions)
Net income	$31.7	$32.9	$102.3	$115.7
Other comprehensive income:
Amortization of net actuarial losses, net of income taxes of $3.3 million, $2.2 million, $10.0 million, and $6.8 million	10.1	6.9	30.3	20.9
Comprehensive income	$41.8	$39.8	$132.6	$136.6
See Notes to Unaudited Condensed Consolidated Financial Statements.

Aerojet Rocketdyne Holdings, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

	September 30, 2020	December 31, 2019
	(In millions, except per share amounts)
ASSETS
Current Assets
Cash and cash equivalents	$1,010.0	$932.6
Restricted cash	3.0	3.0
Marketable securities	1.5	—
Accounts receivable, net	182.4	112.5
Contract assets	273.3	224.1
Other current assets, net	138.5	145.8
Total Current Assets	1,608.7	1,418.0
Noncurrent Assets
Right-of-use assets	48.9	48.0
Property, plant and equipment, net	403.8	409.9
Recoverable environmental remediation costs	228.8	234.8
Deferred income taxes	107.8	121.9
Goodwill	161.4	161.4
Intangible assets	48.0	58.2
Other noncurrent assets, net	247.4	255.6
Total Noncurrent Assets	1,246.1	1,289.8
Total Assets	$2,854.8	$2,707.8
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Current portion of long-term debt	$297.7	$284.7
Accounts payable	93.7	127.3
Reserves for environmental remediation costs	42.1	40.1
Contract liabilities	343.4	262.3
Other current liabilities	144.2	155.5
Total Current Liabilities	921.1	869.9
Noncurrent Liabilities
Long-term debt	331.4	352.3
Reserves for environmental remediation costs	262.0	269.1
Pension benefits	379.9	398.9
Operating lease liabilities	38.3	39.1
Other noncurrent liabilities	213.2	201.8
Total Noncurrent Liabilities	1,224.8	1,261.2
Total Liabilities	2,145.9	2,131.1
Commitments and contingencies (Note 8)
Stockholders’ Equity
Preferred stock, par value of $1.00; 15.0 million shares authorized; none issued or outstanding	—	—
Common stock, par value of $0.10; 150.0 million shares authorized; 77.4 million shares issued and outstanding as of September 30, 2020; 77.3 million shares issued and outstanding as of December 31, 2019	7.7	7.7
Other capital	585.2	573.3
Treasury stock at cost, 1.1 million shares as of September 30, 2020; 0.8 million shares as of December 31, 2019	(25.0)	(12.7)
Retained earnings	347.2	244.9
Accumulated other comprehensive loss, net of income taxes	(206.2)	(236.5)
Total Stockholders’ Equity	708.9	576.7
Total Liabilities and Stockholders’ Equity	$2,854.8	$2,707.8
See Notes to Unaudited Condensed Consolidated Financial Statements.

Aerojet Rocketdyne Holdings, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)

	Common Stock					Accumulated Other	Total
	Shares	Amount	Other Capital	Treasury Stock	Retained Earnings	Comprehensive Loss	Stockholders' Equity
	(In millions)
June 30, 2019	77.1	$7.7	$564.7	$(12.7)	$186.7	$(225.4)	$521.0
Net income	—	—	—	—	32.9	—	32.9
Amortization of net actuarial losses, net of income taxes	—	—	—	—	—	6.9	6.9
Repurchase of shares for withholding taxes and option costs under equity plans	—	—	(0.8)	—	—	—	(0.8)
Stock-based compensation and shares issued under equity plans	0.2	—	6.7	—	—	—	6.7
September 30, 2019	77.3	$7.7	$570.6	$(12.7)	$219.6	$(218.5)	$566.7

December 31, 2018	76.8	$7.7	$561.8	$(12.7)	$103.9	$(239.4)	$421.3
Net income	—	—	—	—	115.7	—	115.7
Amortization of net actuarial losses, net of income taxes	—	—	—	—	—	20.9	20.9
Repurchase of shares for withholding taxes and option costs under equity plans	(0.3)	—	(7.5)	—	—	—	(7.5)
Stock-based compensation and shares issued under equity plans	0.8	—	16.3	—	—	—	16.3
September 30, 2019	77.3	$7.7	$570.6	$(12.7)	$219.6	$(218.5)	$566.7

June 30, 2020	77.6	$7.7	$577.6	$(13.2)	$315.5	$(216.3)	$671.3
Net income	—	—	—	—	31.7	—	31.7
Amortization of net actuarial losses, net of income taxes	—	—	—	—	—	10.1	10.1
Purchase of treasury stock	(0.3)	—	—	(11.8)	—	—	(11.8)
Repurchase of shares for withholding taxes and option costs under equity plans	—	—	(0.6)	—	—	—	(0.6)
Stock-based compensation and shares issued under equity plans	0.1	—	8.2	—	—	—	8.2
September 30, 2020	77.4	$7.7	$585.2	$(25.0)	$347.2	$(206.2)	$708.9

December 31, 2019	77.3	$7.7	$573.3	$(12.7)	$244.9	$(236.5)	$576.7
Net income	—	—	—	—	102.3	—	102.3
Amortization of net actuarial losses, net of income taxes	—	—	—	—	—	30.3	30.3
Purchase of treasury stock	(0.3)	—	—	(12.3)	—	—	(12.3)
Repurchase of shares for withholding taxes and option costs under equity plans	(0.2)	—	(8.8)	—	—	—	(8.8)
Stock-based compensation and shares issued under equity plans	0.6	—	20.7	—	—	—	20.7
September 30, 2020	77.4	$7.7	$585.2	$(25.0)	$347.2	$(206.2)	$708.9

See Notes to Unaudited Condensed Consolidated Financial Statements.

Aerojet Rocketdyne Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine months ended September 30,
	2020	2019
	(In millions)
Operating Activities
Net income	$102.3	$115.7
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	49.7	53.4
Amortization of debt discount and deferred financing costs	7.4	7.0
Stock-based compensation	13.2	24.5
Retirement benefits, net	18.9	16.2
Other, net	0.2	0.3
Changes in assets and liabilities, net of effects from acquisition in 2019:
Accounts receivable, net	(69.9)	(29.7)
Contract assets	(49.2)	(2.0)
Other current assets, net	7.3	(22.8)
Recoverable environmental remediation costs	6.0	10.5
Other noncurrent assets, net	6.9	(21.5)
Accounts payable	(33.6)	7.8
Contract liabilities	81.1	(4.5)
Other current liabilities	(12.0)	(45.1)
Deferred income taxes	4.2	(19.3)
Reserves for environmental remediation costs	(5.1)	(9.7)
Other noncurrent liabilities and other	11.2	15.6
Net Cash Provided by Operating Activities	138.6	96.4
Investing Activities
Purchases of marketable securities	(26.5)	—
Sales of marketable securities	25.0	—
Capital expenditures	(31.0)	(16.3)
Net Cash Used in Investing Activities	(32.5)	(16.3)
Financing Activities
Debt repayments	(14.7)	(15.9)
Repurchase of shares for withholding taxes and option costs under equity plans	(8.8)	(7.5)
Proceeds from shares issued under equity plans	7.1	5.1
Purchase of treasury stock	(12.3)	—
Net Cash Used in Financing Activities	(28.7)	(18.3)
Net Increase in Cash, Cash Equivalents and Restricted Cash	77.4	61.8
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	935.6	740.3
Cash, Cash Equivalents and Restricted Cash at End of Period	$1,013.0	$802.1
Supplemental disclosures of cash flow information
Cash paid for interest	$13.5	$18.6
Cash paid for income taxes	35.9	48.9
Cash refund for income taxes	0.4	1.0
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
During the three and nine months ended September 30, 2020, the Company’s financial results and operations were not materially adversely impacted by the coronavirus ("COVID-19") pandemic. As a defense industrial-base U.S. government contractor, the Company is considered an essential business by the U.S. and state governments and it continues to operate as such during the COVID-19 pandemic. The extent to which the Company’s future financial results could be impacted by COVID-19 pandemic depends on future developments that are highly uncertain and cannot be predicted at this time. The Company is not aware of any specific event or circumstance that would require an update to its estimates or judgments or a revision of the carrying value of its assets or liabilities as of the date of issuance of this Quarterly Report on Form 10-Q. These estimates may change, as new events occur and additional information is obtained. Actual results could differ materially from these estimates under different assumptions or conditions.
Recently Adopted Accounting Pronouncements
In August 2018, the Financial Accounting Standards Board ("FASB") issued guidance requiring a customer in a cloud computing service arrangement to follow the internal-use software guidance in order to determine which implementation costs to defer and recognize as an asset. The Company adopted this new standard as of January 1, 2020, on a prospective basis and the adoption of this guidance did not have a material impact on the Company's financial position, results of operations, or cash flows.
Recently Issued Accounting Pronouncements
In August 2020, the FASB issued guidance which simplifies the accounting for convertible instruments. This guidance eliminates certain models that require separate accounting for embedded conversion features, in certain cases. Additionally, among other changes, the guidance eliminates certain of the conditions for equity classification for contracts in an entity’s own equity. The guidance also requires entities to use the if-converted method for all convertible instruments in the diluted earnings per share calculation and include the effect of share settlement for instruments that may be settled in cash or shares, except for certain liability-classified share-based payment awards. This guidance is effective for the Company beginning in the first quarter of 2022 and must be applied using either a modified or full retrospective approach. The Company is currently evaluating the impact this guidance will have on its consolidated financial statements.

Note 2. Earnings Per Share ("EPS") of Common Stock
The following table reconciles the numerator and denominator used to calculate basic and diluted EPS of common stock:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
	(In millions, except per share amounts)
Numerator:
Net income	$31.7	$32.9	$102.3	$115.7
Income allocated to participating securities	(0.3)	(0.6)	(1.3)	(2.2)
Net income for basic and diluted EPS	$31.4	$32.3	$101.0	$113.5
Denominator:
Basic weighted average shares	77.6	77.3	77.6	77.1
Effect of:
2.25% Convertible Senior Notes ("2 1/4% Notes")	4.2	5.4	4.7	4.3
Awards issued under equity plans	0.1	0.1	0.1	0.1
Diluted weighted average shares	81.9	82.8	82.4	81.5
Basic
Basic EPS	$0.40	$0.42	$1.30	$1.47
Diluted
Diluted EPS	$0.38	$0.39	$1.23	$1.39
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

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
	(In millions, except per share amounts)
Net favorable effect of the changes in contract estimates on net sales	$3.2	$4.7	$20.4	$43.5
Net favorable effect of the changes in contract estimates on income before income taxes	3.2	4.0	21.4	43.0
Net favorable effect of the changes in contract estimates on net income	2.7	2.9	16.0	31.6
Net favorable effect of the changes in contract estimates on basic EPS	0.03	0.04	0.20	0.40
Net favorable effect of the changes in contract estimates on diluted EPS	0.03	0.03	0.19	0.38
For the nine months ended September 30, 2020, net favorable changes in contract estimates were primarily driven by improved performance and risk retirements on the Terminal High Altitude Area Defense ("THAAD"), RS-68, RL-10, and Patriot Advanced Capability-3 ("PAC-3") programs partially offset by cost growth on a portion of the Standard Missile program and the

Commercial Crew program. For the nine months ended September 30, 2019, net favorable changes in contract estimates were primarily driven by improved performance and risk retirements on the THAAD, PAC-3, and RL-10 programs.
In the Company’s Aerospace and Defense segment, the timing of revenue recognition, customer invoicing, and collections produces accounts receivable, contract assets, and contract liabilities in the unaudited condensed consolidated balance sheets. The following table summarizes contract assets and liabilities:

	September 30, 2020	December 31, 2019
	(In millions)
Contract assets	$280.3	$243.5
Reserve for overhead rate disallowance	(7.0)	(19.4)
Contract assets, net of reserve	273.3	224.1
Contract liabilities	343.4	262.3
Net contract liabilities, net of reserve	$(70.1)	$(38.2)
Net contract liabilities increased by $31.9 million from December 31, 2019, primarily due to an increase in contract advances partially offset by an increase in unbilled receivables. During the three and nine months ended September 30, 2020, the Company recognized sales of $23.2 million and $207.2 million that were included in the Company's contract liabilities as of December 31, 2019.
As of September 30, 2020, the Company’s total remaining performance obligations, also referred to as backlog, totaled $6.7 billion. The Company expects to recognize approximately 30%, or $2.1 billion, of the remaining performance obligations as sales over the next twelve months, an additional 24% the following twelve months, and 46% thereafter.
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

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Fixed-price	60%	59%	61%	60%
Cost-reimbursable	40	41	39	40
The principal end user customers are primarily agencies of the U.S. government as illustrated in the following table:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
U.S. government	96%	98%	96%	95%
Non U.S. government	4	2	4	5
The Company's Real Estate segment represented less than 1% of the Company's net sales for the three and nine months ended September 30, 2020 and 2019.
Note 4. Stock-Based Compensation
The following table summarizes stock-based compensation expense by type of award:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
	(In millions)
Stock Appreciation Rights	$0.6	$5.1	$(1.3)	$12.7
Stock options	0.1	0.1	0.3	0.2
Restricted stock and restricted stock units, service based	1.5	1.3	4.7	4.0
Restricted stock and restricted stock units, performance based	3.0	2.2	8.7	6.9
Employee stock purchase plan	0.3	0.3	0.8	0.7
Total stock-based compensation expense	$5.5	$9.0	$13.2	$24.5

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

		Fair value measurement as of September 30, 2020
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
	(In millions)
Money market funds	$659.8	$659.8	$—	$—
Registered investment companies	2.8	2.8	—	—
Equity securities	1.5	1.5	—	—
Total	$664.1	$664.1	$—	$—

		Fair value measurement as of December 31, 2019
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
	(In millions)
Money market funds	$626.0	$626.0	$—	$—
Registered investment companies	3.7	3.7	—	—
Commercial paper	99.9	—	99.9	—
Total	$729.6	$629.7	$99.9	$—
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
The following table summarizes the estimated fair value and principal amount for outstanding debt obligations excluding finance lease obligations:

	Fair Value		Principal Amount
	September 30, 2020	December 31, 2019	September 30, 2020	December 31, 2019
	(In millions)
Term loan	$304.0	$328.1	$315.0	$328.1
2 1/4% Notes	478.1	546.0	300.0	300.0
Total	$782.1	$874.1	$615.0	$628.1
The fair value of the 2¼% Notes was determined using broker quotes that are based on open markets for the Company's debt securities (Level 2 securities). The fair value of the term loan at September 30, 2020, was estimated based on a third-party model used to derive a relative value price using comparable corporate loans within the same industry, credit quality, and currency. At December 31, 2019, the term loan carrying value approximated fair value.

b. Accounts Receivable, net

	September 30, 2020	December 31, 2019
	(In millions)
Billed receivables under long-term contracts	$183.1	$122.9
Reserve on billed trade receivables	(1.0)	(10.6)
Other trade receivables	0.3	0.2
Accounts receivable, net	$182.4	$112.5
c. Other Current Assets, net

	September 30, 2020	December 31, 2019
	(In millions)
Deferred costs recoverable from the U.S. government	$43.5	$47.1
Income taxes receivable	48.3	43.4
Inventories	10.7	24.0
Prepaid expenses	16.3	13.9
Other	19.7	17.4
Other current assets, net	$138.5	$145.8
d. Property, Plant and Equipment, net

	September 30, 2020	December 31, 2019
	(In millions)
Land	$71.2	$71.2
Buildings and improvements	435.4	434.9
Machinery and equipment, including capitalized software	460.9	488.2
Construction-in-progress	86.4	70.2
	1,053.9	1,064.5
Less: accumulated depreciation	(650.1)	(654.6)
Property, plant and equipment, net	$403.8	$409.9
e. Other Noncurrent Assets, net

	September 30, 2020	December 31, 2019
	(In millions)
Real estate held for entitlement and leasing	$101.7	$100.3
Deferred costs recoverable from the U.S. government	56.5	54.8
Receivable from Northrop Grumman Corporation for environmental remediation costs	42.0	46.5
Other	47.2	54.0
Other noncurrent assets, net	$247.4	$255.6
f. Other Current Liabilities

	September 30, 2020	December 31, 2019
	(In millions)
Accrued compensation and employee benefits	$102.1	$103.1
Other	42.1	52.4
Other current liabilities	$144.2	$155.5

g. Treasury Stock
During the nine months ended September 30, 2020, the Company repurchased 0.3 million of its common shares at a cost of $12.3 million. The Company reflects stock repurchases in its financial statements on a "settlement" basis.
Note 6. Income Taxes

	Nine months ended September 30,
	2020	2019
	(In millions)
Income tax provision	$34.6	$39.0
In the nine months ended September 30, 2020, the income tax provision was $34.6 million for an effective tax rate of 25.3%. The Company’s effective tax rate differed from the 21% statutory federal income tax rate primarily due to state income taxes and certain expenditures which are permanently not deductible for tax purposes, partially offset by the impact of Research and Development ("R&D") credits.
In the nine months ended September 30, 2019, the income tax provision was $39.0 million for an effective tax rate of 25.2%. The Company’s effective tax rate differed from the 21% statutory federal income tax rate primarily due to state income taxes and certain expenditures which are permanently not deductible for tax purposes, partially offset by the impact of R&D credits.
A valuation allowance is required when it is more-likely-than-not that all or a portion of deferred tax assets may not be realized. Assessing the need for a valuation allowance requires management to evaluate, on a quarterly basis, all available evidence, both positive and negative. As of September 30, 2020, the Company continues to believe that the weight of the positive evidence outweighed the negative evidence regarding the realization of its net deferred tax assets.
Note 7. Long-term Debt

	September 30, 2020	December 31, 2019
	(In millions)
Term loan, bearing interest at variable rates (rate of 1.90% as of September 30, 2020), maturing in September 2023	$315.0	$328.1
Unamortized deferred financing costs	(1.4)	(1.8)
Total senior debt	313.6	326.3
Convertible senior notes, bearing interest at 2.25% per annum, interest payments due in June and December, maturing in December 2023	300.0	300.0
Unamortized discount and deferred financing costs	(30.6)	(37.0)
Total convertible senior notes	269.4	263.0
Finance leases	46.1	47.7
Total other debt	46.1	47.7
Total debt, net of unamortized discount and deferred financing costs	629.1	637.0
Less: Amounts due within one year	(297.7)	(284.7)
Total long-term debt, net of unamortized discount and deferred financing costs	$331.4	$352.3
Senior Credit Facility
On September 20, 2018, the Company amended the senior secured senior credit facility (the "Senior Credit Facility") to a $1.0 billion commitment. The Senior Credit Facility matures on September 20, 2023, and consists of (i) a $650.0 million revolving line of credit (the "Revolver") and (ii) a $350.0 million term loan (the "Term Loan").
As of September 30, 2020, the Company had zero borrowings under the Revolver and issued $29.7 million in letters of credit.
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
The Company was in compliance with its financial and non-financial covenants as of September 30, 2020.
2¼% Convertible Senior Notes
On December 14, 2016, the Company issued $300.0 million aggregate principal amount of 2¼% Notes in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended.
Holders may convert their 2¼% Notes at their option from October 1, 2020, through December 31, 2020, because the Company's closing stock price exceeded $33.80 for at least 20 days in the 30 day period prior to September 30, 2020. The Company has a stated intention to cash settle the principal amount of the 2¼% Notes with the conversion premium to be settled in common shares. Accordingly, the net balance of the 2¼% Notes of $269.4 million is classified as a current liability as of September 30, 2020.
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
The following table summarizes information regarding the 2¼% Notes (in millions, except years, percentages, conversion rate, and conversion price):

	September 30, 2020	December 31, 2019
Carrying value	$269.4	$263.0
Unamortized discount and deferred financing costs	30.6	37.0
Principal amount	$300.0	$300.0
Carrying amount of equity component, net of equity issuance costs	$54.5	$54.5
Remaining amortization period (years)	3.25	4.0
Effective interest rate	5.8%	5.8%
Conversion rate (shares of common stock per $1,000 principal amount)	38.4615	38.4615
Conversion price (per share of common stock)	$26.00	$26.00
Based on the Company's closing stock price of $39.89 on September 30, 2020, the if-converted value of the 2¼% Notes exceeded the aggregate principal amount of the 2¼% Notes by $160.3 million.
The following table presents the interest expense components for the 2¼% Notes:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
	(In millions)
Interest expense-contractual interest	$1.7	$1.7	$5.1	$5.1
Interest expense-amortization of debt discount	2.0	1.9	5.9	5.6
Interest expense-amortization of deferred financing costs	0.2	0.2	0.5	0.5

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
Asbestos Litigation
The Company has been, and continues to be, named as a defendant in lawsuits alleging personal injury or death and seeking various monetary damages due to exposure to asbestos in building materials, products, or in manufacturing operations. The majority of cases are pending in Illinois state courts. There were 95 asbestos cases pending as of September 30, 2020.
Given the lack of any significant consistency to claims (i.e., as to product, operational site, or other relevant assertions) filed against the Company, the Company is generally unable to make a reasonable estimate of the future costs of pending claims or unasserted claims. The aggregate settlement costs and legal and administrative fees associated with the Company’s asbestos litigation has been immaterial for the last three years. As of September 30, 2020, the Company has accrued an immaterial amount related to pending claims.
United States ex. rel. Markus vs. Aerojet Rocketdyne Holdings
In the case captioned United States ex. rel. Markus vs. Aerojet Rocketdyne Holdings, Inc. et al., Case No. 2:15-CV-02245- WBS-AC, the Department of Justice completed its review of the case and declined to intervene in June 2018. The case was originally filed under seal in the U.S. District Court, Eastern District of California in September 2017 and alleged causes of action against the Company based on false claims, retaliation, and wrongful termination of employment seeking injunctive relief, civil penalties, and compensatory and punitive damages. In February 2019, the Company filed a Motion to Dismiss the False Claims Act ("FCA") counts of the complaint and a Motion to Compel Arbitration on the employment based claims. In May 2019, the court dismissed one count of the FCA claim, denied the motion to dismiss the remaining FCA counts, and moved the employment based claims to arbitration. The Company continues to vigorously contest the complaint’s allegations and has not recorded any liability for this matter as of September 30, 2020.
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
As of September 30, 2020, the aggregate range of these anticipated environmental costs was $304.1 million to $455.3 million and the accrued amount was $304.1 million. See Note 8(c) for a summary of the environmental reserve activity. Of these accrued liabilities, approximately 98% relates to the Company’s U.S. government contracting business, and a portion of this liability is recoverable. The significant environmental sites are discussed below. The balance of the accrued liabilities, which are not recoverable from the U.S. government, relate to other sites for which the Company’s obligations are probable and estimable.
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
The entire southern portion of the site known as Rio Del Oro was under state orders issued in the 1990s from DTSC and the RWQCB to investigate and remediate soil and groundwater contamination. In 2008, the DTSC released all but approximately 400 acres of the Rio Del Oro property from DTSC’s environmental orders regarding soil contamination although the property remains subject to the RWQCB’s orders to investigate and remediate groundwater environmental contamination emanating offsite from the property
As of September 30, 2020, the estimated range of anticipated costs discussed above for the Sacramento, California site was $209.0 million to $332.1 million and the accrued amount was $209.0 million included as a component of the Company’s environmental reserves. Expenditures associated with this matter are partially recoverable. See Note 8(c) for further discussion on recoverability.
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
As of September 30, 2020, the estimated range of anticipated costs was $79.3 million to $95.5 million and the accrued amount was $79.3 million included as a component of the Company’s environmental reserves. Expenditures associated with this matter are partially recoverable. See Note 8(c) for further discussion on recoverability.
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
The following table summarizes the Company’s environmental reserve activity:

	Aerojet Rocketdyne- Sacramento	Aerojet Rocketdyne- BPOU	Other Aerojet Rocketdyne Sites	Total Aerojet Rocketdyne	Other	Total Environmental Reserve
	(In millions)
December 31, 2019	$203.6	$89.6	$11.8	$305.0	$4.2	$309.2
Additions/Adjustments	22.8	(0.7)	(0.4)	21.7	1.6	23.3
Expenditures	(17.4)	(9.6)	(1.1)	(28.1)	(0.3)	(28.4)
September 30, 2020	$209.0	$79.3	$10.3	$298.6	$5.5	$304.1
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

Total reimbursable costs under the Northrop Agreement	$189.7
Amount reimbursed to the Company through September 30, 2020	(141.7)
Receivable from Northrop included in the unaudited balance sheet at September 30, 2020	$48.0
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

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
	(In millions)
Expense to unaudited condensed consolidated statements of operations	$3.1	$1.0	$3.3	$1.7
d. Arrangements with Off-Balance Sheet Risk
As of September 30, 2020, arrangements with off-balance sheet risk consisted of:
•$29.7 million in outstanding commercial letters of credit, the majority of which may be renewed, primarily to collateralize obligations for environmental remediation and insurance coverage.
•$54.2 million in outstanding surety bonds to primarily satisfy indemnification obligations for environmental remediation coverage
•$120.0 million aggregate in guarantees by the Company of Aerojet Rocketdyne’s obligations to U.S. government agencies for environmental remediation activities.
•Guarantees, jointly and severally, by the Company’s material domestic subsidiaries of their obligations under the Senior Credit Facility.
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
Note 9. Cost Reduction Plans
During 2015, the Company initiated the first phase ("Phase I") of the competitive improvement program (the "CIP") comprised of activities and initiatives aimed at reducing costs in order for the Company to continue to compete successfully. Phase I was comprised of three major components: (i) facilities optimization and footprint reduction; (ii) product affordability; and (iii) reduced administrative and overhead costs. In 2017, the Board of Directors approved the second phase ("Phase II") of the CIP. Pursuant to Phase II, the Company expanded its CIP and further consolidated its Sacramento, California, and Gainesville, Virginia sites, while it centralized and expanded its existing presence in Huntsville, Alabama. The Company estimates the restructuring and related costs will be $188.0 million (including approximately $56.6 million of capital expenditures) and has incurred $180.8 million of such costs through September 30, 2020, including $52.2 million in capital expenditures. The Company's current estimate of $188.0 million has decreased from December 31, 2019, primarily due to continued efficiencies in program transitions and lower than expected employee costs. The following table summarizes the Company's severance and retention liabilities related to CIP activity:

	Severance	Retention	Total
	(In millions)
December 31, 2019	$5.2	$4.6	$9.8
(Adjustment) Accrual	(0.8)	1.6	0.8
Payments	(3.3)	(4.9)	(8.2)
September 30, 2020	$1.1	$1.3	$2.4
The costs associated with CIP are included as a component of the Company’s U.S. government forward-pricing rates, and therefore, are recovered through the pricing of the Company’s products and services to the U.S. government.

Note 10. Retirement Benefits
The following table presents the components of retirement benefits expense (income):

	Pension Benefits		Postretirement Medical and Life Insurance Benefits
	Three months ended September 30,
	2020	2019	2020	2019
	(In millions)
Interest cost on benefit obligation	$10.7	$13.2	$0.2	$0.3
Expected return on assets	(15.2)	(16.2)	—	—
Amortization of prior service costs (credits)	—	—	—	(0.1)
Amortization of net losses (gains)	14.3	10.2	(0.9)	(0.9)
Retirement benefits expense (income)	$9.8	$7.2	$(0.7)	$(0.7)

	Pension Benefits		Postretirement Medical and Life Insurance Benefits
	Nine months ended September 30,
	2020	2019	2020	2019
	(In millions)
Interest cost on benefit obligation	$31.9	$39.5	$0.6	$0.9
Expected return on assets	(45.4)	(48.6)	—	—
Amortization of prior service costs (credits)	0.1	0.1	—	(0.2)
Amortization of net losses (gains)	43.0	30.6	(2.8)	(2.8)
Retirement benefits expense (income)	$29.6	$21.6	$(2.2)	$(2.1)

Note 11. Operating Segments and Related Disclosures
The Company’s operations are organized into two operating segments based on different products and customer bases: Aerospace and Defense, and Real Estate. The following table presents selected financial information for each reportable segment:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
	(In millions)
Net Sales:
Aerospace and Defense	$527.1	$480.0	$1,513.4	$1,453.1
Real Estate	0.6	1.8	2.8	5.4
Total Net Sales	$527.7	$481.8	$1,516.2	$1,458.5
Segment Performance:
Aerospace and Defense	$61.5	$59.2	$184.4	$201.2
Environmental remediation provision adjustments	(1.6)	(0.8)	(1.7)	(1.5)
GAAP/Cost Accounting Standards retirement benefits expense difference	1.8	6.6	11.1	17.5
Unusual items	—	—	(1.8)	(0.3)
Aerospace and Defense Total	61.7	65.0	192.0	216.9
Real Estate	(0.4)	0.4	(1.4)	1.5
Total Segment Performance	$61.3	$65.4	$190.6	$218.4
Reconciliation of segment performance to income before income taxes:
Segment performance	$61.3	$65.4	$190.6	$218.4
Interest expense	(7.2)	(9.0)	(23.0)	(27.2)
Interest income	0.5	3.9	4.7	11.9
Stock-based compensation	(5.5)	(9.0)	(13.2)	(24.5)
Corporate retirement benefits	(1.8)	(1.8)	(5.6)	(5.4)
Corporate and other	(6.6)	(6.0)	(16.6)	(18.5)
Income before income taxes	$40.7	$43.5	$136.9	$154.7
The following table summarizes customers that represented more than 10% of net sales:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Lockheed Martin Corporation	35%	34%	34%	32%
NASA	21	22	22	21
Raytheon Technologies Corporation	15	15	16	17
United Launch Alliance	*	10	*	11
______
* Less than 10%.

Note 12. Unusual Items
The following table presents total unusual items, comprised of a component of other expense, net in the unaudited condensed consolidated statements of operations:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
	(In millions)
Unusual items
Legal related matter	$—	$—	$1.8	$—
Acquisition costs	—	—	—	0.3
	$—	$—	$1.8	$0.3
In the three months ended June 30, 2020, the Company recorded a reserve of $1.8 million for a legal related matter.
On March 29, 2019, the Company acquired certain assets of 3D Material Technologies resulting in $0.3 million of acquisition related costs.
Note 13. Subsequent Event
In October 2020, the Company repurchased 1.0 million of its common shares at a cost of $39.4 million.

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
A summary of the significant financial highlights for the three and nine months ended September 30, 2020 and 2019, which management uses to evaluate our operating performance and financial condition, is presented below.

	Three months ended September 30,		Nine Months ended September 30,
	2020	2019	2020	2019
	(In millions, except percentage and per share amounts)
Net sales	$527.7	$481.8	$1,516.2	$1,458.5
Net income	31.7	32.9	102.3	115.7
Net income as a percentage of net sales	6.0%	6.8%	6.7%	7.9%
Adjusted Net Income (Non-GAAP measure*)	31.7	29.4	99.6	107.1
Adjusted Net Income (Non-GAAP measure*) as a percentage of net sales	6.0%	6.1%	6.6%	7.3%
Earnings Per Share ("EPS") - Diluted	0.38	0.39	1.23	1.39
Adjusted EPS (Non-GAAP measure*)	0.38	0.35	1.19	1.29
Adjusted EBITDAP (Non-GAAP measure*)	62.5	62.2	201.2	211.6
Adjusted EBITDAP (Non-GAAP measure*) as a percentage of net sales	11.8%	12.9%	13.3%	14.5%
Cash provided by operating activities	11.0	65.2	138.6	96.4
Free cash flow (Non-GAAP measure*)	(3.8)	55.8	107.6	80.1
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

COVID-19
During the three and nine months ended September 30, 2020, there was minimal adverse impact to our financial results and operations as a result of the COVID-19 outbreak. The safety and welfare of our employees remains our top priority, and during the quarter, we have continued to operate with our established safety protocols, which include selected and site-specific work and travel restrictions, in addition to other measures intended to reduce the spread of COVID-19. We have also continued to evaluate new opportunities to protect our employees. Although we have not experienced significant absenteeism or supply chain disruption, the extent to which the COVID-19 pandemic impacts our future financial results depends on future developments which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the pandemic and the actions being taken to contain and treat it, and other indirect effects that may come as a result of actions taken by governments, companies, and individuals in response to the pandemic and its economic impact.
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
The principal end user customers are primarily agencies of the U.S. government as illustrated in the following table:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
U.S. government	96%	98%	96%	95%
Non U.S. government	4	2	4	5
The following table summarizes the percentages of net sales for significant programs, all of which are included in the U.S. government sales and are comprised of multiple contracts:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
RS-25	18%	18%	18%	17%
Standard Missile	11	11	12	13
Patriot Advanced Capability-3	10	11	10	9
Terminal High Altitude Area Defense ("THAAD")	9	9	10	10
The following table summarizes customers that represented more than 10% of net sales, each of which involves sales of several product lines and programs:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Lockheed Martin Corporation	35%	34%	34%	32%
NASA	21	22	22	21
Raytheon Technologies Corporation	15	15	16	17
United Launch Alliance	*	10	*	11
______
* Less than 10%.

Industry Update
We rely on U.S. government spending on aerospace and defense products and systems, and our backlog depends, in large part, on continued funding by the U.S. government for the programs in which we are involved. While U.S. and state governments continue to address the COVID-19 pandemic, our customers continue to operate under the Public Law 116-93, which includes DoD and NASA full-year appropriations bills for Government Fiscal Year ("GFY") 2020. While the funding provided by Public Law 116-93 expired on September 30, 2020, Congress passed and the President signed into law a Continuing Resolution ("CR") (Public Law 116-159) that extends GFY 2020 funding through December 11, 2020. During the time period of the CR, the U.S. Senate will attempt to pass its version of GFY 2021 appropriations and reconcile differences with the U.S. House of Representatives-passed GFY 2021 appropriations bills. Additionally, during this time period, Congress and the President will attempt to complete negotiations on a fourth COVID-19 relief bill that will, in part, extend some provisions of the Coronavirus Aid, Relief & Economic Security ("CARES") Act that have expired. Disruptions to our customer’s facilities or delays in supply chain as a result of COVID-19 could delay or decrease expenditures by U.S. government agencies. Such a decrease in DoD and/or NASA expenditures, the elimination or curtailment of a material program in which we are or hope to be involved, or changes in payment patterns of our customers as a result of changes in U.S. government outlays, could have a material adverse effect on our operating results, financial condition, and/or cash flows.
Environmental Matters
Our current and former business operations are subject to, and affected by, federal, state, and local environmental laws and regulations relating to the discharge, treatment, storage, disposal, investigation, and remediation of certain materials, substances, and wastes. Our policy is to conduct our business with due regard for the preservation and protection of the environment. We continually assess compliance with these regulations and we believe our current operations are materially in compliance with all applicable environmental laws and regulations as of September 30, 2020.
The following table summarizes our recoverable amounts, environmental reserves, and range of liability, as of September 30, 2020:

	Recoverable Amounts (1)	Environmental Reserves	Estimated Range of Liability
	(In millions)
Sacramento	$183.9	$209.0	$209.0 - $332.1
Baldwin Park Operable Unit	69.8	79.3	79.3 - 95.5
Other Aerojet Rocketdyne sites	10.3	10.3	10.3 - 20.9
Other sites	0.7	5.5	5.5 - 6.8
Total	$264.7	$304.1	$304.1 - $455.3
_____
(1)Excludes the receivable from Northrop Grumman Corporation ("Northrop") of $48.0 million as of September 30, 2020, related to environmental costs already paid (and therefore not reserved) by us in prior years and reimbursable under our agreement with Northrop.
Environmental remediation costs are primarily incurred by our Aerospace and Defense segment, and certain of these costs are recoverable from our contracts with the U.S. government. We currently estimate approximately 12% of our future Aerospace and Defense segment environmental remediation costs will not likely be reimbursable and are expensed.
Capital Structure
We have a substantial amount of debt for which we are required to make interest and principal payments. Interest on long-term financing is not a recoverable cost under our U.S. government contracts. As of September 30, 2020, we had $629.1 million of debt outstanding.
Retirement Benefits
In 2020, we expect to make contributions of approximately $42 million to our tax-qualified defined benefit pension plan, including approximately $14 million of cash and $28 million of prepayment credits. We generally are able to recover contributions related to our tax-qualified defined benefit pension plan as allowable costs on our U.S. government contracts, but there are differences between when we contribute to our tax-qualified defined benefit pension plan under pension funding rules and when it is recoverable under Cost Accounting Standards ("CAS").
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
Results of Operations
Net Sales:

	Three months ended September 30,			Nine months ended September 30,
	2020	2019	Change*	2020	2019	Change**
	(In millions)
Net sales	$527.7	$481.8	$45.9	$1,516.2	$1,458.5	$57.7
* Primary reason for change. The increase in net sales was primarily driven by RS-25 and THAAD programs partially offset by a decline on the Commercial Crew Development program.
** Primary reason for change. The increase in net sales was primarily driven by the Guided Multiple Launch Rocket System ("GMLRS"), RS-25, and Medium Range Ballistic Missile ("MRBM") programs partially offset by a decline on the Commercial Crew Development program and the cancellation in 2019 of the Redesigned Exoatmospheric Kill Vehicle ("RKV") program.
Cost of Sales (exclusive of items shown separately below):

	Three months ended September 30,			Nine months ended September 30,
	2020	2019	Change*	2020	2019	Change**
	(In millions, except percentage amounts)
Cost of sales (exclusive of items shown separately below)	$441.6	$392.9	$48.7	$1,251.7	$1,170.1	$81.6
Percentage of net sales	83.7%	81.5%		82.6%	80.2%
* Primary reason for change. The increase in cost of sales as a percentage of net sales was primarily driven by cost growth and performance issues in the current period on the Commercial Crew Development program partially offset by improved performance on the Electric Propulsion programs and risk retirements on the THAAD program.
** Primary reason for change. The increase in cost of sales as a percentage of net sales was primarily driven by the following: (i) cost growth on a portion of the Standard Missile program in 2020; (ii) cost growth and performance issues in 2020 on the Commercial Crew Development program; and (iii) the reserve release upon the final AJ-60 solid rocket motor delivery in 2019. These factors were partially offset by improved performance on the Electric Propulsion programs.
Selling, General and Administrative Expense ("SG&A"):

	Three months ended September 30,			Nine months ended September 30,
	2020	2019	Change*	2020	2019	Change*
	(In millions, except percentage amounts)
Components of SG&A:
SG&A excluding stock-based compensation	$5.7	$6.1	$(0.4)	$17.8	$19.7	$(1.9)
Stock-based compensation	5.5	9.0	(3.5)	13.2	24.5	(11.3)
SG&A	$11.2	$15.1	$(3.9)	$31.0	$44.2	$(13.2)
Percentage of net sales	2.1%	3.1%		2.0%	3.0%
Percentage of net sales excluding stock-based compensation	1.1%	1.3%		1.2%	1.4%

* Primary reason for change. The decrease in SG&A expense was primarily driven by (i) stock-based compensation as a result of decreases in the fair value of the stock appreciation rights in the current period and (ii) a decrease in business travel-related expenses due to our restrictions on travel in response to COVID-19.
Depreciation and Amortization:

	Three months ended September 30,			Nine months ended September 30,
	2020	2019	Change*	2020	2019	Change*
	(In millions)
Components of depreciation and amortization:
Depreciation	$11.2	$14.3	$(3.1)	$37.6	$41.2	$(3.6)
Amortization	3.3	3.4	(0.1)	10.1	10.2	(0.1)
Accretion	0.6	0.7	(0.1)	2.0	2.0	—
Depreciation and amortization	$15.1	$18.4	$(3.3)	$49.7	$53.4	$(3.7)
* Primary reason for change. The decrease in depreciation and amortization expense was primarily due to the completion of depreciation expense associated with the enterprise resource planning system which was placed into service in June 2013.
Other Expense, net:

	Three months ended September 30,			Nine months ended September 30,
	2020	2019	Change*	2020	2019	Change
	(In millions)
Other expense, net	$3.3	$0.3	$3.0	$1.2	$1.3	$(0.1)
* Primary reason for change. The increase in other expense, net was primarily due to an increase in environmental remediation expenses (see Note 8(c) of the Notes to Unaudited Condensed Consolidated Financial Statements).
Retirement Benefits Expense:

	Three months ended September 30,			Nine months ended September 30,
	2020	2019	Change*	2020	2019	Change*
	(In millions)
Components of retirement benefits expense:
Interest cost on benefit obligation	$10.9	$13.5	$(2.6)	$32.5	$40.4	$(7.9)
Expected return on assets	(15.2)	(16.2)	1.0	(45.4)	(48.6)	3.2
Amortization of prior service costs (credits)	—	(0.1)	0.1	0.1	(0.1)	0.2
Amortization of net losses	13.4	9.3	4.1	40.2	27.8	12.4
Retirement benefits expense	$9.1	$6.5	$2.6	$27.4	$19.5	$7.9
* Primary reason for change. The increase in retirement benefits expense was primarily due to higher actuarial losses in the current period as a result of a decrease in the discount rate used to calculate the benefit obligation at December 31, 2019, partially offset by lower interest costs on the benefit obligation.
Interest Income:

	Three months ended September 30,			Nine months ended September 30,
	2020	2019	Change*	2020	2019	Change*
	(In millions)
Interest income	$0.5	$3.9	$(3.4)	$4.7	$11.9	$(7.2)

* Primary reason for change. The decrease in interest income was primarily due to lower market rates partially offset by higher average cash balances.
Interest Expense:

	Three months ended September 30,			Nine months ended September 30,
	2020	2019	Change*	2020	2019	Change*
	(In millions)
Components of interest expense:
Contractual interest and other	$4.7	$6.6	$(1.9)	$15.6	$20.2	$(4.6)
Amortization of debt discount and deferred financing costs	2.5	2.4	0.1	7.4	7.0	0.4
Interest expense	$7.2	$9.0	$(1.8)	$23.0	$27.2	$(4.2)
*Primary reason for change. The decrease in interest expense was primarily due to lower variable interest rates and average obligations on our senior secured senior credit facility (the "Senior Credit Facility").
Income Taxes:
The income tax provision was as follows:

	Nine months ended September 30,
	2020	2019
	(In millions)
Income tax provision	$34.6	$39.0
In the nine months ended September 30, 2020, the income tax provision was $34.6 million for an effective tax rate of 25.3%. Our effective tax rate differed from the 21% statutory federal income tax rate primarily due to state income taxes and certain expenditures which are permanently not deductible for tax purposes, partially offset by the impact of Research and Development ("R&D") credits.
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
Aerospace and Defense Segment

	Three months ended September 30,			Nine months ended September 30,
	2020	2019	Change*	2020	2019	Change**
	(In millions, except percentage amounts)
Net sales	$527.1	$480.0	$47.1	$1,513.4	$1,453.1	$60.3
Segment performance	61.7	65.0	(3.3)	192.0	216.9	(24.9)
Segment margin	11.7%	13.5%		12.7%	14.9%
* Primary reason for change. The increase in net sales was primarily driven by RS-25 and THAAD programs partially offset by a decline on the Commercial Crew Development program.
The decrease in segment margin was primarily driven by cost growth and performance issues in the current period on the Commercial Crew Development program partially offset by improved performance on the Electric Propulsion programs and risk retirements on the THAAD program.
During the three months ended September 30, 2020, we had $3.2 million of net favorable changes in contract estimates on operating results before income taxes compared with net favorable changes of $4.0 million during the three months ended September 30, 2019.

** Primary reason for change. The increase in net sales was primarily driven by the GMLRS, RS-25, and MRBM programs partially offset by a decline on the Commercial Crew Development program and the cancellation in 2019 of the RKV program.
The decrease in segment margin was primarily driven by the following: (i) cost growth on a portion of the Standard Missile program in 2020; (ii) cost growth and performance issues in 2020 on the Commercial Crew Development program; and (iii) the reserve release upon the final AJ-60 solid rocket motor delivery in 2019. These factors were partially offset by improved performance on the Electric Propulsion programs.
During the nine months ended September 30, 2020, we had $21.4 million of net favorable changes in contract estimates on operating results before income taxes compared with net favorable changes of $43.0 million during the nine months ended September 30, 2019.
Real Estate Segment

	Three months ended September 30,			Nine months ended September 30,
	2020	2019	Change*	2020	2019	Change*
	(In millions)
Net sales	$0.6	$1.8	$(1.2)	$2.8	$5.4	$(2.6)
Segment performance	(0.4)	0.4	(0.8)	(1.4)	1.5	(2.9)
* Primary reason for change. Net sales consist primarily of rental property operations. The decrease in net sales and segment performance were driven primarily by delays in new tenant starts as a result of the COVID-19 pandemic.
Backlog
As of September 30, 2020, our total remaining performance obligations, also referred to as backlog, totaled $6.7 billion compared with $5.4 billion as of December 31, 2019. The increase in backlog was due to a $1.8 billion contract modification for the production of an additional 18 RS-25 engines to support future deep space exploration missions. We expect to recognize approximately 30%, or $2.1 billion, of the remaining performance obligations as sales over the next twelve months, an additional 24% the following twelve months, and 46% thereafter. A summary of our backlog is as follows:

	September 30, 2020	December 31, 2019
	(In billions)
Funded backlog	$3.1	$2.1
Unfunded backlog	3.6	3.3
Total backlog	$6.7	$5.4
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

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
	(In millions, except per share and percentage amounts)
Net income	$31.7	$32.9	$102.3	$115.7
Interest expense	7.2	9.0	23.0	27.2
Interest income	(0.5)	(3.9)	(4.7)	(11.9)
Income tax provision	9.0	10.6	34.6	39.0
Depreciation and amortization	15.1	18.4	49.7	53.4
GAAP retirement benefits expense	9.1	6.5	27.4	19.5
CAS recoverable retirement benefits expense	(9.1)	(11.3)	(32.9)	(31.6)
Unusual items	—	—	1.8	0.3
Adjusted EBITDAP	$62.5	$62.2	$201.2	$211.6
Net income as a percentage of net sales	6.0%	6.8%	6.7%	7.9%
Adjusted EBITDAP as a percentage of net sales	11.8%	12.9%	13.3%	14.5%

Net income	$31.7	$32.9	$102.3	$115.7
GAAP retirement benefits expense	9.1	6.5	27.4	19.5
CAS recoverable retirement benefits expense	(9.1)	(11.3)	(32.9)	(31.6)
Unusual items	—	—	1.8	0.3
Income tax impact of adjustments (1)	—	1.3	1.0	3.2
Adjusted Net Income	$31.7	$29.4	$99.6	$107.1

Diluted EPS	$0.38	$0.39	$1.23	$1.39
Adjustments	—	(0.04)	(0.04)	(0.10)
Adjusted EPS	$0.38	$0.35	$1.19	$1.29

Diluted weighted average shares, as reported and adjusted	81.9	82.8	82.4	81.5
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

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
	(In millions)
Net cash provided by operating activities	$11.0	$65.2	$138.6	$96.4
Capital expenditures	(14.8)	(9.4)	(31.0)	(16.3)
Free Cash Flow	$(3.8)	$55.8	$107.6	$80.1
Because our method for calculating these Non-GAAP measures may differ from other companies’ methods, the Non-GAAP measures presented above may not be comparable to similarly titled measures reported by other companies. These measures are not recognized in accordance with GAAP, and we do not intend for this information to be considered in isolation or as a substitute for GAAP measures.
Other Information
Recently Adopted and Issued Accounting Pronouncements
See Note 1 of the Notes to Unaudited Condensed Consolidated Financial Statements for information relating to our discussion of the effects of recent adopted and issued accounting pronouncements.

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

	Nine months ended September 30,
	2020	2019
	(In millions)
Net Cash Provided by Operating Activities	$138.6	$96.4
Net Cash Used in Investing Activities	(32.5)	(16.3)
Net Cash Used in Financing Activities	(28.7)	(18.3)
Net Increase in Cash, Cash Equivalents and Restricted Cash	$77.4	$61.8
Net Cash Provided by Operating Activities
The increase in cash provided by operating activities for the nine months ended September 30, 2020, compared with the nine months ended September 30, 2019 was primarily due to the following: (i) improved cash flow from contracts due to the timing of contract performance payments; and (ii) a decrease in income and payroll tax payments.
Net Cash Used in Investing Activities
During the nine months ended September 30, 2020 and 2019, we had capital expenditures of $31.0 million and $16.3 million, respectively. The increase in capital expenditures in 2020 was primarily due to capacity expansion to support the RS-25, Ground Based Strategic Deterrent ("GBSD"), and hypersonic propulsion programs.
During the nine months ended September 30, 2020, we had net purchases of $1.5 million in marketable securities.
Net Cash Used in Financing Activities
During the nine months ended September 30, 2020 and 2019, we had debt repayments of $14.7 million and $15.9 million, respectively. See a summary of our debt activity below.
During the nine months ended September 30, 2020, we repurchased 0.3 million of our common shares at a cost of $12.3 million.
During the nine months ended September 30, 2020 and 2019, we had net disbursements from shares issued under our equity plans of $1.7 million and $2.4 million, respectively.

Debt Activity and Covenants
The following table summarizes our debt principal activity:

	December 31, 2019	Principal Payments	September 30, 2020
	(In millions)
Term loan	$328.1	$(13.1)	$315.0
2.25% Convertible Senior Notes ("2 1/4% Notes")	300.0	—	300.0
Finance leases	47.7	(1.6)	46.1
Total Debt Activity	$675.8	$(14.7)	$661.1
We were in compliance with our financial and non-financial covenants under the Senior Credit Facility as of September 30, 2020.
Outlook
Short-term liquidity requirements consist primarily of recurring operating expenses, including but not limited to costs related to our capital and environmental expenditures, company-funded R&D expenditures, debt service requirements, and retirement benefit plans. We believe that our existing cash and cash equivalents and availability under the Senior Credit Facility coupled with cash generated from our future operations will provide sufficient funds to meet our operating plan for the next twelve months. The operating plan for this period provides for full operation of our businesses, including interest and debt payments. As of September 30, 2020, we had $1,010.0 million of cash and cash equivalents as well as $620.3 million of available borrowings under our Senior Credit Facility. Based on our existing debt agreements, we were in compliance with our financial and non-financial covenants as of September 30, 2020. Our failure to comply with these covenants could result in an event of default that, if not cured or waived by the lenders, could result in the acceleration of the Senior Credit Facility and 2¼% Notes. In addition, our failure to pay principal and interest when due is a default under the Senior Credit Facility, and in certain cases, would cause a cross default on the 2¼% Notes.
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
The CARES Act was enacted on March 27, 2020, in response to the COVID-19 pandemic and the negative impacts that it is having on the global economy and U.S. companies. The CARES Act includes various financial measures to assist companies, including temporary changes to income and non-income-based tax laws. Through these provisions, as of September 30, 2020, we have delayed $15.1 million of payroll tax payments. Additionally, in accordance with the provisions of the CARES Act, we accelerated depreciation on qualified improvement property placed in service after December 31, 2017.
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
On March 13, 2020, we announced that our Board of Directors authorized and approved a new share repurchase program allowing us to repurchase our outstanding common stock with an aggregate market value of up to $100 million over a period of up to 18 months; however, management has discretion as to whether any repurchases will be executed. The timing of any share repurchases will be based on available liquidity, cash flows and general market conditions. The repurchase program may be executed through various methods, including open market purchases or privately negotiated transactions. During the nine months ended September 30, 2020, we repurchased 0.3 million of our common shares at a cost of $12.3 million. Additionally, in October 2020, we repurchased 1.0 million of our common shares at a cost of $39.4 million which leaves $48.3 million of market value remaining for repurchase under the program at management’s discretion.
As disclosed in Notes 8(a) and 8(b) in the unaudited condensed consolidated financial statements, we have exposure for certain legal and environmental matters. We believe that it is currently not possible to estimate the impact, if any, that the ultimate resolution of certain of these matters will have on our financial position, results of operations, or cash flows.
Major factors that could adversely impact our forecasted operating cash and our financial condition are described in the section "Risk Factors" in Item 1A of our Annual Report to the SEC on Form 10-K for the year ended December 31, 2019, and the

Form 10-Q for the fiscal quarters ended March 31, 2020, and June 30, 2020, and should be read in conjunction with the risk factors therein and the information described in this Quarterly Report.
Forward-Looking Statements
Certain information contained in this report should be considered "forward-looking statements" as defined by Section 21E of the Private Securities Litigation Reform Act of 1995. All statements in this report other than historical information may be deemed forward-looking statements. These statements present (without limitation) the expectations, beliefs, plans and objectives of management and future financial performance and assumptions underlying, or judgments concerning, the matters discussed in the statements. The words "believe," "estimate," "anticipate," "project" and "expect," and similar expressions, are generally intended to identify forward-looking statements. Forward-looking statements involve certain risks, estimates, assumptions and uncertainties, including with respect to future sales and activity levels, cash flows, contract performance, the outcome of litigation and contingencies, environmental remediation and anticipated costs of capital. A variety of factors could cause actual results or outcomes to differ materially from those expected and expressed in our forward-looking statements. Important risk factors that could cause actual results or outcomes to differ from those expressed in the forward-looking statements are described in the section "Risk Factors" in Item 1A of our Annual Report to the SEC on Form 10-K for the year ended December 31, 2019, and Part II, Item 1A of this Quarterly Report on Form 10-Q for the quarters ended March 31, 2020, and June 30, 2020, and include, but are not limited to, the following:
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
Borrowings
As of September 30, 2020, our debt principal excluding finance lease obligations totaled $615.0 million: $300.0 million, or 49%, was at a fixed rate of 2.25%; and $315.0 million, or 51%, was at a variable rate of 1.90%.
The following table summarizes the estimated fair value and principal amount for outstanding debt obligations excluding finance lease obligations:

	Fair Value		Principal Amount
	September 30, 2020	December 31, 2019	September 30, 2020	December 31, 2019
	(In millions)
Term loan	$304.0	$328.1	$315.0	$328.1
2 1/4% Notes	478.1	546.0	300.0	300.0
Total	$782.1	$874.1	$615.0	$628.1
The fair value of the 2¼% Notes was determined using broker quotes that are based on open markets for our debt securities (Level 2 securities). The fair value of the term loan at September 30, 2020, was estimated based on a third-party model used to derive a relative value price using comparable corporate loans within the same industry, credit quality, and currency. At December 31, 2019, the term loan carrying value approximated fair value.
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
Item 1A. Risk Factors
The information presented below sets forth what we reasonably believe represent material changes to the risk factors described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, and the Form 10-Q for the fiscal quarters ended March 31, 2020, and June 30, 2020, and should be read in conjunction with the risk factors therein and the information described in this Quarterly Report.
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
We continue to actively monitor the COVID-19 pandemic and its future potential impact on our employees, customers, and supply chain. The increase in the number of our employees who are working remotely as a result of the COVID-19 pandemic has increased cyber and other security-related risks that are associated with operating in a remote environment. As a result, we have increased reliance on our remote employees following our procedures and protocols to protect our confidential information and information entrusted to us. If our workforce fails to properly adhere to these procedures, we could have increased vulnerability to data loss, security breaches, cyber-attacks and other similar events and intrusions.
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

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased under the Plans or Programs (1)
July 1, 2020 through July 31, 2020	—	$—	—	$—
August 1, 2020 through August 31, 2020	—	$—	—	$—
September 1, 2020 through September 30, 2020	292,198	$40.23	292,198	$87.7
Total	292,198	$40.23	292,198	$87.7
______
(1) In millions.
The table below provides information about shares surrendered to the Company during the three months ended September 30, 2020, to pay employee withholding taxes due upon the vesting of restricted stock.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased under the Plans or Programs
July 1, 2020 through July 31, 2020	—	$—	—	—
August 1, 2020 through August 31, 2020	9,730	$43.47	—	—
September 1, 2020 through September 30, 2020	4,976	$40.98	—	—
Total	14,706	$42.63	—	—
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits

Incorporated herein by reference
Table Item No.	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed or Furnished herewith
10.1	Offer letter between Aerojet Rocketdyne Holdings, Inc. and Dan Boehle, dated August 6, 2020.	8-K	1-01520	10.1	August 7, 2020
31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.					X
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.					X
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

Aerojet Rocketdyne Holdings, Inc.

Date:	October 26, 2020	By:	/s/ Eileen P. Drake
Eileen P. Drake
Chief Executive Officer and President
(Principal Executive Officer)

Date:	October 26, 2020	By:	/s/ Daniel L. Boehle
Daniel L. Boehle
Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)