Form 10-Q
period 2021-03-31
AEROJET ROCKETDYNE HOLDINGS, INC.
filed 2021-04-26
CIK 40888

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-Q
 (Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended: March 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
As of April 19, 2021, the Company had 80,085,577 outstanding common shares, including unvested common shares, $0.10 par value.

Aerojet Rocketdyne Holdings, Inc.
Quarterly Report on Form 10-Q
For the Quarterly Period Ended March 31, 2021

Part I — FINANCIAL INFORMATION
Item 1. Financial Statements
Aerojet Rocketdyne Holdings, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended March 31,
	2021	2020
	(In millions, except per share amounts)
Net sales	$496.1	$476.1
Operating costs and expenses:
Cost of sales (exclusive of items shown separately below)	418.0	394.9
Selling, general and administrative expense	9.0	9.1
Depreciation and amortization	15.2	17.2
Other expense (income), net	8.1	(2.2)
Total operating costs and expenses	450.3	419.0
Operating income	45.8	57.1
Non-operating:
Retirement benefits expense	8.5	9.2
Loss on debt	9.1	—
Interest income	(0.6)	(3.2)
Interest expense	5.1	8.4
Total non-operating expense, net	22.1	14.4
Income before income taxes	23.7	42.7
Income tax provision	5.6	11.3
Net income	$18.1	$31.4
Earnings per share of common stock
Basic earnings per share	$0.23	$0.40
Diluted
Diluted earnings per share	$0.22	$0.37
Weighted average shares of common stock outstanding, basic	77.6	77.5
Weighted average shares of common stock outstanding, diluted	80.7	83.1
Cash dividends paid per share	$5.00	$—
See Notes to Unaudited Condensed Consolidated Financial Statements.

Aerojet Rocketdyne Holdings, Inc.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three months ended March 31,
	2021	2020
	(In millions)
Net income	$18.1	$31.4
Other comprehensive income:
Amortization of net actuarial losses, net of income taxes of $3.8 million and $3.3 million	11.5	10.2
Comprehensive income	$29.6	$41.6
See Notes to Unaudited Condensed Consolidated Financial Statements.

Aerojet Rocketdyne Holdings, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

	March 31, 2021	December 31, 2020
	(In millions, except per share amounts)
ASSETS
Current Assets
Cash and cash equivalents	$503.7	$1,149.5
Restricted cash	3.0	3.0
Marketable securities	9.2	7.0
Accounts receivable, net	206.3	75.6
Contract assets	300.5	288.6
Other current assets, net	125.4	136.5
Total Current Assets	1,148.1	1,660.2
Noncurrent Assets
Right-of-use assets	43.6	46.8
Property, plant and equipment, net	416.0	423.1
Recoverable environmental remediation costs	223.8	227.7
Deferred income taxes	77.3	81.1
Goodwill	161.4	161.4
Intangible assets	41.4	44.8
Other noncurrent assets, net	252.4	254.8
Total Noncurrent Assets	1,215.9	1,239.7
Total Assets	$2,364.0	$2,899.9
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Current portion of long-term debt	$178.7	$299.9
Accounts payable	71.8	99.1
Reserves for environmental remediation costs	39.1	39.8
Contract liabilities	437.1	407.2
Other current liabilities	176.5	609.7
Total Current Liabilities	903.2	1,455.7
Noncurrent Liabilities
Long-term debt	317.4	324.4
Reserves for environmental remediation costs	256.2	260.8
Pension benefits	388.1	405.2
Operating lease liabilities	32.7	35.7
Other noncurrent liabilities	189.4	184.6
Total Noncurrent Liabilities	1,183.8	1,210.7
Total Liabilities	2,087.0	2,666.4
Commitments and contingencies (Note 8)
Stockholders’ Equity
Preferred stock, par value of $1.00; 15.0 million shares authorized; none issued or outstanding	—	—
Common stock, par value of $0.10; 150.0 million shares authorized; 79.6 million shares issued and outstanding as of March 31, 2021; 76.8 million shares issued and outstanding as of December 31, 2020	8.0	7.7
Other capital	583.3	583.0
Treasury stock at cost, 2.1 million shares as of March 31, 2021 and December 31, 2020	(64.4)	(64.4)
Accumulated deficit	(33.8)	(65.2)
Accumulated other comprehensive loss, net of income taxes	(216.1)	(227.6)
Total Stockholders’ Equity	277.0	233.5
Total Liabilities and Stockholders’ Equity	$2,364.0	$2,899.9
See Notes to Unaudited Condensed Consolidated Financial Statements.

Aerojet Rocketdyne Holdings, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)

	Common Stock				Retained Earnings	Accumulated Other	Total
	Shares	Amount	Other Capital	Treasury Stock	(Accumulated Deficit)	Comprehensive Loss	Stockholders' Equity
	(In millions)

December 31, 2019	77.3	$7.7	$573.3	$(12.7)	$244.9	$(236.5)	$576.7
Net income	—	—	—	—	31.4	—	31.4
Amortization of net actuarial losses, net of income taxes	—	—	—	—	—	10.2	10.2
Purchase of treasury stock	—	—	—	(0.5)	—	—	(0.5)
Repurchase of shares for withholding taxes and option costs under equity plans	(0.1)	—	(7.9)	—	—	—	(7.9)
Stock-based compensation and shares issued under equity plans	0.4	—	6.9	—	—	—	6.9
March 31, 2020	77.6	$7.7	$572.3	$(13.2)	$276.3	$(226.3)	$616.8

December 31, 2020	76.8	$7.7	$583.0	$(64.4)	$(65.2)	$(227.6)	$233.5
Net income	—	—	—	—	18.1	—	18.1
Amortization of net actuarial losses, net of income taxes	—	—	—	—	—	11.5	11.5
Adjustment to dividends paid	—	—	—	—	13.3	—	13.3
Settlement of debt (see Note 11)	2.6	0.3	(4.1)	—	—	—	(3.8)
Repurchase of shares for withholding taxes and option costs under equity plans	—	—	(4.0)	—	—	—	(4.0)
Stock-based compensation and shares issued under equity plans	0.2	—	8.4	—	—	—	8.4
March 31, 2021	79.6	$8.0	$583.3	$(64.4)	$(33.8)	$(216.1)	$277.0
See Notes to Unaudited Condensed Consolidated Financial Statements.

Aerojet Rocketdyne Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three months ended March 31,
	2021	2020
	(In millions)
Operating Activities
Net income	$18.1	$31.4
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	15.2	17.2
Amortization of debt discount and deferred financing costs	1.5	2.4
Stock-based compensation	2.8	2.4
Retirement benefits, net	(2.5)	7.9
Loss on debt	9.1	—
Other, net	(0.3)	0.4
Changes in assets and liabilities:
Accounts receivable, net	(130.7)	(39.2)
Contract assets	(11.9)	(54.8)
Other current assets, net	11.1	8.4
Recoverable environmental remediation costs	3.9	6.7
Other noncurrent assets, net	2.3	4.6
Accounts payable	(27.4)	(3.3)
Contract liabilities	29.9	26.3
Other current liabilities	14.6	(20.3)
Deferred income taxes	—	4.1
Reserves for environmental remediation costs	(5.3)	(6.6)
Other noncurrent liabilities and other	0.2	(4.7)
Net Cash Used in Operating Activities	(69.4)	(17.1)
Investing Activities
Purchases of marketable securities	(1.9)	—
Capital expenditures	(3.8)	(3.0)
Net Cash Used in Investing Activities	(5.7)	(3.0)
Financing Activities
Dividend payments	(428.5)	—
Debt repayments	(142.4)	(4.9)
Repurchase of shares for withholding taxes and option costs under equity plans	(4.0)	(7.9)
Proceeds from shares issued under equity plans	4.2	3.4
Purchase of treasury stock	—	(0.5)
Net Cash Used in Financing Activities	(570.7)	(9.9)
Net Decrease in Cash, Cash Equivalents and Restricted Cash	(645.8)	(30.0)
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	1,152.5	935.6
Cash, Cash Equivalents and Restricted Cash at End of Period	$506.7	$905.6
Supplemental disclosures of cash flow information
Cash paid for interest	$2.7	$4.1
See Notes to Unaudited Condensed Consolidated Financial Statements.

Aerojet Rocketdyne Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
Note 1. Basis of Presentation and Nature of Operations
Aerojet Rocketdyne Holdings, Inc. ("Aerojet Rocketdyne Holdings" or the "Company") has prepared the accompanying unaudited condensed consolidated financial statements, including the accounts of the Company and its 100% owned and majority owned subsidiaries, in accordance with the instructions to Form 10-Q. The December 31, 2020, condensed consolidated balance sheet was derived from audited financial statements, but does not include all of the disclosures required by accounting principles generally accepted in the United States of America ("GAAP"). These interim financial statements should be read in conjunction with the financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. Certain reclassifications have been made to financial information for prior years to conform to the current year’s presentation.
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
A detailed description of the Company’s significant accounting policies can be found in the Company’s most recent Annual Report on Form 10-K for the year ended December 31, 2020.
Merger
On December 20, 2020, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with Lockheed Martin Corporation ("Lockheed Martin") and Mizar Sub, Inc., a wholly-owned subsidiary of Lockheed Martin ("Merger Sub"), pursuant to which, subject to the terms and conditions thereof, Merger Sub will merge with and into the Company (the "Merger") with the Company being the surviving corporation and a wholly-owned subsidiary of Lockheed Martin. Subject to the terms and conditions set forth in the Merger Agreement, each share of common stock outstanding as of immediately prior to the effective time of the Merger will be automatically converted into the right to receive cash in an amount equal to $51.00 per share (adjusted from $56.00 following the payment of the Pre-Closing Dividend, as discussed below).
In December 2020, the Company’s Board of Directors declared a one-time cash dividend of $5.00 per share (including shares underlying the 2.25% Convertible Senior Notes ("2¼% Notes") participating on an as-converted basis) (the "Pre-Closing Dividend"). On March 24, 2021, the Company paid the Pre-Closing Dividend to holders of record as of March 10, 2021. Payment of the Pre-Closing Dividend was made in connection with the anticipated acquisition of the Company by Lockheed Martin. Under the terms of the Merger Agreement, the Company's payment of the Pre-Closing Dividend adjusted the consideration to be paid by Lockheed Martin at closing from $56.00 per share to $51.00 per share.
On February 18, 2021, the Company received a request for additional information ("second request") from the Federal Trade Commission ("FTC") as part of the regulatory review process for the acquisition of the Company by Lockheed Martin.
On March 9, 2021, the stockholders of the Company voted in favor of approving the Merger Agreement at a special meeting. Closing of the Merger is anticipated to occur in the later part of 2021, subject to various customary conditions, including regulatory approval.
Coronavirus ("COVID-19") Pandemic
During the three months ended March 31, 2021, the Company’s financial results and operations were not materially adversely impacted by the COVID-19 pandemic. As a defense industrial-base U.S. government contractor, the Company is considered an essential business by the U.S. and state governments and it continues to operate as such during the COVID-19 pandemic. The extent to which the Company’s future financial results could be impacted by the COVID-19 pandemic depends on future developments that are highly uncertain and cannot be predicted at this time. The Company is not aware of any specific event or circumstance that would require an update to its estimates or judgments or a revision of the carrying value of its assets or liabilities as of the date of issuance of this Quarterly Report on Form 10-Q. These estimates may change, as new events occur and additional information is obtained. Actual results could differ materially from these estimates under different assumptions or conditions.

Recently Issued Accounting Pronouncements
In August 2020, the Financial Accounting Standards Board issued guidance which simplifies the accounting for convertible instruments. This guidance eliminates certain models that require separate accounting for embedded conversion features, in certain cases. Additionally, among other changes, the guidance eliminates certain of the conditions for equity classification for contracts in an entity’s own equity. The guidance also requires entities to use the if-converted method for all convertible instruments in the diluted earnings per share calculation and include the effect of share settlement for instruments that may be settled in cash or shares, except for certain liability-classified share-based payment awards. This guidance is effective for the Company beginning in the first quarter of 2022 and must be applied using either a modified or full retrospective approach. The Company is currently evaluating the impact this guidance will have on its consolidated financial statements.
Note 2. Earnings Per Share ("EPS") of Common Stock
The following table reconciles the numerator and denominator used to calculate basic and diluted EPS of common stock:

	Three months ended March 31,
	2021	2020
	(In millions, except per share amounts)
Numerator:
Net income	$18.1	$31.4
Income allocated to participating securities	(0.1)	(0.5)
Net income for basic and diluted EPS	$18.0	$30.9
Denominator:
Basic weighted average shares	77.6	77.5
Effect of:
2 1/4% Notes	3.1	5.4
Awards issued under equity plans	—	0.2
Diluted weighted average shares	80.7	83.1
Basic
Basic EPS	$0.23	$0.40
Diluted
Diluted EPS	$0.22	$0.37
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

	Three months ended March 31,
	2021	2020
	(In millions, except per share amounts)
Net (unfavorable) favorable effect of the changes in contract estimates on net sales	$(1.9)	$2.1
Net (unfavorable) favorable effect of the changes in contract estimates on income before income taxes	(2.4)	2.5
Net (unfavorable) favorable effect of the changes in contract estimates on net income	(1.9)	1.9
Net (unfavorable) favorable effect of the changes in contract estimates on basic and diluted EPS	(0.02)	0.02

In the Company’s Aerospace and Defense segment, the timing of revenue recognition, customer invoicing, and collections produces accounts receivable, contract assets, and contract liabilities in the unaudited condensed consolidated balance sheets. The following table summarizes contract assets and liabilities:

	March 31, 2021	December 31, 2020
	(In millions)
Contract assets	$307.2	$294.3
Reserve for overhead rate disallowance	(6.7)	(5.7)
Contract assets, net of reserve	300.5	288.6
Contract liabilities	437.1	407.2
Net contract liabilities, net of reserve	$(136.6)	$(118.6)
Net contract liabilities increased by $18.0 million from December 31, 2020, primarily due to an increase in contract advances partially offset by an increase in unbilled receivables. During the three months ended March 31, 2021, the Company recognized sales of $153.4 million that were included in the Company's contract liabilities as of December 31, 2020.
As of March 31, 2021, the Company’s total remaining performance obligations, also referred to as backlog, totaled $6.3 billion. The Company expects to recognize approximately 33%, or $2.1 billion, of the remaining performance obligations as sales over the next twelve months, an additional 26% the following twelve months, and 41% thereafter.
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

	Three months ended March 31,
	2021	2020
Fixed-price	51%	61%
Cost-reimbursable	49	39
The principal end user customers are primarily agencies of the U.S. government as illustrated in the following table:

	Three months ended March 31,
	2021	2020
U.S. government	97%	96%
Non U.S. government	3	4
The Company's Real Estate segment represented less than 1% of the Company's net sales for the three months ended March 31, 2021 and 2020.

Note 4. Stock-Based Compensation
The following table summarizes stock-based compensation expense by type of award:

	Three months ended March 31,
	2021	2020
	(In millions)
Stock Appreciation Rights	$(1.7)	$(1.5)
Stock options	—	0.1
Restricted stock and restricted stock units, service based	1.3	1.5
Restricted stock and restricted stock units, performance based	2.9	2.0
Employee stock purchase plan	0.3	0.3
Total stock-based compensation expense	$2.8	$2.4
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

		Fair value measurement as of March 31, 2021
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
	(In millions)
Money market funds	$268.7	$268.7	$—	$—
Registered investment companies	2.1	2.1	—	—
Commercial paper	30.0	—	30.0	—
Equity securities	9.2	9.2	—	—
Total	$310.0	$280.0	$30.0	$—

		Fair value measurement as of December 31, 2020
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
	(In millions)
Money market funds	$569.3	$569.3	$—	$—
Registered investment companies	2.5	2.5	—	—
Commercial paper	232.0	—	232.0	—
Equity securities	7.0	7.0	—	—
Total	$810.8	$578.8	$232.0	$—
As of March 31, 2021 and December 31, 2020, the total estimated fair value for commercial paper was classified as cash and cash equivalents as the remaining maturity at date of purchase was less than three months.
The carrying amounts of certain of the Company’s financial instruments, including cash and cash equivalents, restricted cash, accounts receivable, accounts payable, accrued compensation, and other accrued liabilities, approximate fair value because of their short maturities.
The following table summarizes the estimated fair value and principal amount for outstanding debt obligations excluding finance lease obligations:

	Fair Value		Principal Amount
	March 31, 2021	December 31, 2020	March 31, 2021	December 31, 2020
	(In millions)
Term loan	$293.2	$306.5	$301.9	$308.5
2 1/4% Notes	295.4	609.5	164.6	300.0
Total	$588.6	$916.0	$466.5	$608.5
The fair value of the 2¼% Notes was determined using broker quotes that are based on open markets for the Company's debt securities (Level 2 securities). The fair value of the term loan was estimated based on a third-party model used to derive a relative value price using comparable corporate loans within the same industry, credit quality, and currency.
b. Accounts Receivable, net

	March 31, 2021	December 31, 2020
	(In millions)
Billed receivables under long-term contracts	$206.0	$75.3
Other trade receivables	0.3	0.3
Accounts receivable, net	$206.3	$75.6
c. Other Current Assets, net

	March 31, 2021	December 31, 2020
	(In millions)
Deferred costs recoverable from the U.S. government	$39.0	$41.0
Income tax receivable	41.3	46.9
Inventories	12.9	10.0
Prepaid expenses	17.5	18.0
Other	14.7	20.6
Other current assets, net	$125.4	$136.5
d. Property, Plant and Equipment, net

	March 31, 2021	December 31, 2020
	(In millions)
Land	$71.2	$71.2
Buildings and improvements	443.4	433.4
Machinery and equipment, including capitalized software	477.2	471.3
Construction-in-progress	93.6	105.5
	1,085.4	1,081.4
Less: accumulated depreciation	(669.4)	(658.3)
Property, plant and equipment, net	$416.0	$423.1
e. Other Noncurrent Assets, net

	March 31, 2021	December 31, 2020
	(In millions)
Real estate held for entitlement and leasing	$102.1	$101.8
Deferred costs recoverable from the U.S. government	54.9	54.7
Receivable from Northrop Grumman Corporation for environmental remediation costs	39.0	40.5
Other	56.4	57.8
Other noncurrent assets, net	$252.4	$254.8

f. Other Current Liabilities

	March 31, 2021	December 31, 2020
	(In millions)
Accrued compensation and employee benefits	$108.1	$118.0
Dividend payable	1.7	447.8
Other	66.7	43.9
Other current liabilities	$176.5	$609.7
Note 6. Income Taxes

	Three months ended March 31,
	2021	2020
	(In millions)
Income tax provision	$5.6	$11.3
In the three months ended March 31, 2021, the income tax provision was $5.6 million for an effective tax rate of 23.6%. The Company’s effective tax rate differed from the 21% statutory federal income tax rate primarily due to state income taxes and certain expenditures which are permanently not deductible for tax purposes, partially offset by the impact of Research and Development ("R&D") credits.
In the three months ended March 31, 2020, the income tax provision was $11.3 million for an effective tax rate of 26.5%. The Company’s effective tax rate differed from the 21% statutory federal income tax rate primarily due to state income taxes and certain expenditures which are permanently not deductible for tax purposes, partially offset by the impact of R&D credits.
A valuation allowance is required when it is more-likely-than-not that all or a portion of deferred tax assets may not be realized. Assessing the need for a valuation allowance requires management to evaluate, on a quarterly basis, all available evidence, both positive and negative. As of March 31, 2021, the Company continues to believe that the weight of the positive evidence outweighed the negative evidence regarding the realization of its net deferred tax assets.
Note 7. Long-term Debt

	March 31, 2021	December 31, 2020
	(In millions)
Term loan, bearing interest at variable rates (rate of 1.86% as of March 31, 2021), maturing in September 2023	$301.9	$308.5
Unamortized deferred financing costs	(1.2)	(1.4)
Total senior debt	300.7	307.1
Convertible senior notes, bearing interest at 2.25% per annum, interest payments due in June and December, maturing in December 2023	164.6	300.0
Unamortized discount and deferred financing costs	(14.4)	(28.4)
Total convertible senior notes	150.2	271.6
Finance leases	45.2	45.6
Total other debt	45.2	45.6
Total debt, net of unamortized discount and deferred financing costs	496.1	624.3
Less: Amounts due within one year	(178.7)	(299.9)
Total long-term debt, net of unamortized discount and deferred financing costs	$317.4	$324.4
Senior Credit Facility
The senior secured senior credit facility (the "Senior Credit Facility") matures on September 20, 2023, and consists of (i) a $650.0 million revolving line of credit (the "Revolver") and (ii) a $350.0 million term loan (the "Term Loan").
As of March 31, 2021, the Company had zero borrowings under the Revolver and issued $27.6 million in letters of credit.
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
The Company was in compliance with its financial and non-financial covenants as of March 31, 2021.
2¼% Convertible Senior Notes
On December 14, 2016, the Company issued $300.0 million aggregate principal amount of 2¼% Notes in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended.
In the three months ended March 31, 2021, the Company settled $135.4 million of its 2¼% Notes. The principal amount was settled in cash and the conversion premium was settled in common shares. See Note 11.
As of April 20, 2021, the Company has received $6.4 million of conversion notices from the holders of the 2¼% Notes that will settle in the second quarter of 2021. The Company will cash settle the principal amount of the 2¼% Notes and the conversion premium will be settled in common shares.
Holders may convert their 2¼% Notes at their option from April 1, 2021, through June 30, 2021, because the Company's closing stock price exceeded $33.80 for at least 20 days in the 30 day period prior to March 31, 2021. The Company has a stated intention to cash settle the principal amount of the 2¼% Notes with the conversion premium to be settled in common shares. Accordingly, the net balance of the 2¼% Notes of $150.2 million is classified as a current liability as of March 31, 2021.
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
The following table summarizes information regarding the 2¼% Notes (in millions, except years, percentages, conversion rate, and conversion price):

	March 31, 2021	December 31, 2020
Carrying amount of equity component, net of equity issuance costs	$—	$54.5
Remaining amortization period (years)	2.75	3.0
Effective interest rate	5.8%	5.8%
Conversion rate (shares of common stock per $1,000 principal amount)	38.4615	38.4615
Conversion price (per share of common stock)	$26.00	$26.00
Based on the Company's closing stock price of $46.96 on March 31, 2021, the if-converted value of the 2¼% Notes exceeded the aggregate principal amount of the 2¼% Notes by $132.7 million.
The following table presents the interest expense components for the 2¼% Notes:

	Three months ended March 31,
	2021	2020
	(In millions)
Interest expense-contractual interest	$0.8	$1.7
Interest expense-amortization of debt discount	1.1	1.9
Interest expense-amortization of deferred financing costs	0.1	0.2

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
Merger-Related Litigation
For information regarding the Myers Action, the Hiramitsu Action, the Feinhals Action, the Stein Action, the Clark Action, the Coffman Action, the Wilhelm Action, and the Patel Action, see Note 8(a) in the consolidated financial statements in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2020, which is incorporated herein by reference. In addition, on February 24, 2021, a lawsuit entitled Sam Carlisle v. Aerojet Rocketdyne Holdings, Inc. et al., Case No. 1:21-cv-00281, was filed in the United States District Court for the District of Delaware against the Company and the members of the Company’s Board of Directors (the "Carlisle Action"). On February 26, 2021, a lawsuit entitled Rachel Harney v. Aerojet Rocketdyne Holdings, Inc. et al., Case No. 2:21-cv-00913, was filed in the United States District Court for the Eastern District of Pennsylvania against the Company and the members of the Company’s Board of Directors (the "Harney Action"). On March 1, 2021, a lawsuit entitled Darrell J. Clark v. Aerojet Rocketdyne Holdings, Inc. et al., Case No. 1:21-cv-01749, was filed in the United States District Court for the Southern District of New York against the Company and the members of the Company’s Board of Directors (the "Darrell Clark Action"). The Myers Action, the Hiramitsu Action, the Feinhals Action, the Stein Action, the Clark Action, the Coffman Action, the Wilhelm Action, the Patel Action, the Carlisle Action, the Harney Action and the Darrell Clark Action are collectively referred to as the "Actions." The Actions alleged that the defendants violated Sections 14(a) (and Rule 14a-9 promulgated thereunder) and 20(a) of the Exchange Act by, among other things, omitting certain allegedly material information with respect to the Merger in the preliminary proxy statement filed by the Company on January 25, 2021, (in the case of the Myers Action, the Hiramitsu Action, the Feinhals Action, the Stein Action, the Clark Action and the Coffman Action) and the definitive proxy statement filed by the Company on February 5, 2021, (in the case of the Wilhelm Action, the Patel Action, the Carlisle Action, the Harney Action and the Darrell Clark Action). The Myers Action, the Feinhals Action and the Darrell Clark Action also alleged that the members of the Company’s Board of Directors breached their fiduciary duties in connection with the Merger, and the Myers Action further alleged that the Company aided and abetted the directors’ alleged breaches of fiduciary duties. The plaintiffs in the Actions sought, among other things, injunctive relief, money damages and the costs of the Actions, including reasonable attorneys’ and experts’ fees.
In April 2021, following the Company’s filing of additional definitive proxy soliciting materials, the plaintiffs in each of the Actions voluntarily dismissed their lawsuits. Following the dismissal of the Actions, the Company agreed to pay an immaterial amount of plaintiffs’ attorneys’ fees and expenses to resolve plaintiffs’ claims that they had the right to recover their attorneys’ fees and expenses in connection with the Actions. No assurance can be given that additional lawsuits will not be filed against the Company and/or its directors and officers in connection with the Merger.
Asbestos Litigation
The Company has been, and continues to be, named as a defendant in lawsuits alleging personal injury or death and seeking various monetary damages due to exposure to asbestos in building materials, products, or in manufacturing operations. The majority of cases are pending in Illinois state courts. There were 115 asbestos cases pending as of March 31, 2021.
Given the lack of any significant consistency to claims (i.e., as to product, operational site, or other relevant assertions) filed against the Company, the Company is generally unable to make a reasonable estimate of the future costs of pending claims or unasserted claims. The aggregate settlement costs and legal and administrative fees associated with the Company’s asbestos litigation has been immaterial for the last three years. As of March 31, 2021, the Company has accrued an immaterial amount related to pending claims.

United States ex. rel. Markus vs. Aerojet Rocketdyne Holdings
In the case captioned United States ex. rel. Markus vs. Aerojet Rocketdyne Holdings, Inc. et al., Case No. 2:15-CV-02245- WBS-AC, the Department of Justice completed its review of the case and declined to intervene in June 2018. The case was originally filed under seal in the U.S. District Court, Eastern District of California in September 2017 and alleged causes of action against the Company based on false claims, retaliation, and wrongful termination of employment seeking injunctive relief, civil penalties, and compensatory and punitive damages. In February 2019, the Company filed a Motion to Dismiss the False Claims Act ("FCA") counts of the complaint and a Motion to Compel Arbitration on the employment based claims. In May 2019, the court dismissed one count of the FCA claim, denied the motion to dismiss the remaining FCA counts, and moved the employment based claims to arbitration. The Company continues to vigorously contest the complaint’s allegations and has not recorded any liability for this matter as of March 31, 2021.
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
As of March 31, 2021, the aggregate range of these anticipated environmental costs was $295.3 million to $446.4 million and the accrued amount was $295.3 million. See Note 8(c) for a summary of the environmental reserve activity. Of these accrued liabilities, approximately 98% relates to the Company’s U.S. government contracting business, and a portion of this liability is recoverable. The significant environmental sites are discussed below. The balance of the accrued liabilities, which are not recoverable from the U.S. government, relate to other sites for which the Company’s obligations are probable and estimable.
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
As of March 31, 2021, the estimated range of anticipated costs discussed above for the Sacramento, California site was $207.2 million to $331.1 million and the accrued amount was $207.2 million included as a component of the Company’s environmental reserves. Expenditures associated with this matter are partially recoverable. See Note 8(c) for further discussion on recoverability.
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
As of March 31, 2021, the estimated range of anticipated costs was $72.2 million to $87.3 million and the accrued amount was $72.2 million included as a component of the Company’s environmental reserves. Expenditures associated with this matter are partially recoverable. See Note 8(c) for further discussion on recoverability.
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
The following table summarizes the Company’s environmental reserve activity:

	Aerojet Rocketdyne- Sacramento	Aerojet Rocketdyne- BPOU	Other Aerojet Rocketdyne Sites	Total Aerojet Rocketdyne	Other	Total Environmental Reserve
	(In millions)
December 31, 2020	$208.4	$76.2	$10.6	$295.2	$5.4	$300.6
Additions/Adjustments	3.8	(0.3)	0.2	3.7	—	3.7
Expenditures	(5.0)	(3.7)	(0.2)	(8.9)	(0.1)	(9.0)
March 31, 2021	$207.2	$72.2	$10.6	$290.0	$5.3	$295.3
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

Total reimbursable costs under the Northrop Agreement	$189.7
Amount reimbursed to the Company through March 31, 2021	(144.7)
Receivable from Northrop included in the unaudited balance sheet at March 31, 2021	$45.0
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

	Three months ended March 31,
	2021	2020
	(In millions)
Expense (benefit) to unaudited condensed consolidated statements of operations	$0.5	$(0.5)
d. Arrangements with Off-Balance Sheet Risk
As of March 31, 2021, arrangements with off-balance sheet risk consisted of:
•$27.6 million in outstanding commercial letters of credit, the majority of which may be renewed, primarily to collateralize obligations for environmental remediation and insurance coverage.
•$82.5 million in outstanding surety bonds to primarily satisfy indemnification obligations for environmental remediation coverage
•$120.0 million aggregate in guarantees by the Company of Aerojet Rocketdyne’s obligations to U.S. government agencies for environmental remediation activities.
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

Note 9. Retirement Benefits
The following table presents the components of retirement benefits expense (income):

	Pension Benefits		Postretirement Medical and Life Insurance Benefits
	Three months ended March 31,
	2021	2020	2021	2020
	(In millions)
Interest cost on benefit obligation	$8.4	$10.6	$0.1	$0.2
Expected return on assets	(15.3)	(15.1)	—	—
Amortization of prior service costs	—	0.1	—	—
Amortization of net losses (gains)	15.9	14.3	(0.6)	(0.9)
Retirement benefits expense (income)	$9.0	$9.9	$(0.5)	$(0.7)
Note 10. Operating Segments and Related Disclosures
The Company’s operations are organized into two operating segments based on different products and customer bases: Aerospace and Defense, and Real Estate. The following table presents selected financial information for each reportable segment:

	Three months ended March 31,
	2021	2020
	(In millions)
Net Sales:
Aerospace and Defense	$495.5	$474.4
Real Estate	0.6	1.7
Total Net Sales	$496.1	$476.1
Segment Performance:
Aerospace and Defense	$52.4	$52.6
Environmental remediation provision adjustments	(0.4)	0.5
GAAP/Cost Accounting Standards retirement benefits expense difference	3.2	4.7
Unusual items (see Note 11)	(1.7)	—
Aerospace and Defense Total	53.5	57.8
Real Estate	(0.3)	(0.6)
Total Segment Performance	$53.2	$57.2
Reconciliation of segment performance to income before income taxes:
Segment performance	$53.2	$57.2
Interest expense	(5.1)	(8.4)
Interest income	0.6	3.2
Stock-based compensation	(2.8)	(2.4)
Corporate retirement benefits	(1.7)	(2.0)
Corporate and other	(5.6)	(4.9)
Unusual items (see Note 11)	(14.9)	—
Income before income taxes	$23.7	$42.7
The following table summarizes customers that represented more than 10% of net sales:

	Three months ended March 31,
	2021	2020
Lockheed Martin	27%	34%
NASA	26	23
Raytheon Technologies Corporation	15	16

Note 11. Unusual Items
The following table presents total unusual items in the unaudited condensed consolidated statements of operations:

	Three months ended March 31,
	2021	2020
	(In millions)
Unusual items
Merger costs (component of other expense, net)	$7.5	$—
Loss on debt	9.1	—
	$16.6	$—
In the three months ended March 31, 2021, the Company recorded $7.5 million of costs associated with the Merger. See Note 1 for additional information. The components of the Merger costs are as follows (in millions):

Legal	$4.6
Employee compensation (including $0.7 million of recurring employee costs)	2.1
Consulting and other professional costs	0.8
$7.5
In the three months ended March 31, 2021, the Company settled $135.4 million of its 2¼% Notes as a result of receiving conversion notices from the holders of the 2¼% Notes. The principal amount of $135.4 million was settled in cash and the conversion premium was settled in 2.6 million common shares. The Company incurred a pre-tax charge of $9.1 million in the three months ended March 31, 2021, associated with the settlement of the 2¼% Notes.

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
The preparation of the consolidated financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates. In addition, our operating results for interim periods may not be indicative of the results of operations for a full year or future periods. This section contains a number of forward-looking statements, all of which are based on current expectations and are subject to risks and uncertainties including those described in this Quarterly Report under the heading "Forward-Looking Statements." Actual results may differ materially. This section should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2020, and periodic reports subsequently filed with the Securities and Exchange Commission ("SEC").
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
Merger
On December 20, 2020, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with Lockheed Martin Corporation ("Lockheed Martin") and Mizar Sub, Inc., a wholly-owned subsidiary of Lockheed Martin ("Merger Sub"), pursuant to which, subject to the terms and conditions thereof, Merger Sub will merge with and into the Company (the "Merger") with the Company being the surviving corporation and a wholly-owned subsidiary of Lockheed Martin. Subject to the terms and conditions set forth in the Merger Agreement, each share of common stock outstanding as of immediately prior to the effective time of the Merger will be automatically converted into the right to receive cash in an amount equal to $51.00 per share (adjusted from $56.00 following the payment of the Pre-Closing Dividend, as discussed below).
In December 2020, the Company’s Board of Directors declared a one-time cash dividend of $5.00 per share (including shares underlying the 2.25% Convertible Senior Notes ("2¼% Notes") participating on an as-converted basis) (the "Pre-Closing Dividend"). On March 24, 2021, the Company paid the Pre-Closing Dividend to holders of record as of March 10, 2021. Payment of the Pre-Closing Dividend was made in connection with the anticipated acquisition of the Company by Lockheed Martin. Under the terms of the Merger Agreement, the Company's payment of the Pre-Closing Dividend adjusted the consideration to be paid by Lockheed Martin at closing from $56.00 per share to $51.00 per share.
On February 18, 2021, the Company received a request for additional information ("second request") from the Federal Trade Commission ("FTC") as part of the regulatory review process for the acquisition of the Company by Lockheed Martin.
On March 9, 2021, the stockholders of the Company voted in favor of approving the Merger Agreement at a special meeting. Closing of the Merger is anticipated to occur in the later part of 2021, subject to various customary conditions, including regulatory approval.
Financial Highlights
A summary of the significant financial highlights for the three months ended March 31, 2021, which management uses to evaluate our operating performance and financial condition, is presented below.

	Three months ended March 31,
	2021	2020
	(In millions, except percentage and per share amounts)
Net sales	$496.1	$476.1
Net income	18.1	31.4
Net income as a percentage of net sales	3.6%	6.6%
Adjusted Net Income (Non-GAAP measure*)	29.3	29.4
Adjusted Net Income (Non-GAAP measure*) as a percentage of net sales	5.9%	6.2%
Earnings Per Share ("EPS") - Diluted	0.22	0.37
Adjusted EPS (Non-GAAP measure*)	0.36	0.35
Adjusted EBITDAP (Non-GAAP measure*)	58.5	62.4
Adjusted EBITDAP (Non-GAAP measure*) as a percentage of net sales	11.8%	13.1%
Cash used in operating activities	(69.4)	(17.1)
Free cash flow (Non-GAAP measure*)	(73.2)	(20.1)
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
COVID-19
During three months ended March 31, 2021, there was minimal adverse impact to our financial results and operations as a result of the COVID-19 outbreak. The safety and welfare of our employees remains our top priority, and throughout the year, we have continued to operate with our established safety protocols, which include selected and site-specific work and travel restrictions, in addition to other measures intended to reduce the spread of COVID-19. We have also continued to evaluate new opportunities to protect our employees. Although we have not experienced significant absenteeism or supply chain disruption, the extent to which the COVID-19 pandemic impacts our future financial results depends on future developments which are highly uncertain and cannot be predicted, including new information and COVID-19 variants which may emerge impacting the severity of the pandemic and the actions being taken to contain and treat it, including the distribution of a vaccine, and other indirect effects that may come as a result of actions taken by governments, companies, and individuals in response to the pandemic and its economic impact.
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

	Three months ended March 31,
	2021	2020
U.S. government	97%	96%
Non U.S. government	3	4
The following table summarizes the percentages of net sales for significant programs, all of which are included in the U.S. government sales and are comprised of multiple contracts:

	Three months ended March 31,
	2021	2020
RS-25	22%	18%
Standard Missile	12	13
Terminal High Altitude Area Defense ("THAAD")	9	11
Patriot Advanced Capability-3 ("PAC-3")	6	10
The following table summarizes customers that represented more than 10% of net sales, each of which involves sales of several product lines and programs:

	Three months ended March 31,
	2021	2020
Lockheed Martin	27%	34%
NASA	26	23
Raytheon Technologies Corporation	15	16
Industry Update
We rely on U.S. government spending on aerospace and defense products and systems, and our backlog depends, in large part, on continued funding by the U.S. government for the programs in which we are involved. Information concerning our industry appears in Part 1, Item 1, Business under the caption "Industry Overview" in our Annual Report on Form 10-K for the year ended December 31, 2020.
Environmental Matters
Our current and former business operations are subject to, and affected by, federal, state, and local environmental laws and regulations relating to the discharge, treatment, storage, disposal, investigation, and remediation of certain materials, substances, and wastes. Our policy is to conduct our business with due regard for the preservation and protection of the environment. We continually assess compliance with these regulations and we believe our current operations are materially in compliance with all applicable environmental laws and regulations as of March 31, 2021.
The following table summarizes our recoverable amounts, environmental reserves, and range of liability, as of March 31, 2021:

	Recoverable Amounts (1)	Environmental Reserves	Estimated Range of Liability
	(In millions)
Sacramento	$182.4	$207.2	$207.2 - $331.1
Baldwin Park Operable Unit	63.5	72.2	72.2 - 87.3
Other Aerojet Rocketdyne sites	10.6	10.6	10.6 - 21.4
Other sites	0.7	5.3	5.3 - 6.6
Total	$257.2	$295.3	$295.3 - $446.4
_____
(1)Excludes the receivable from Northrop Grumman Corporation ("Northrop") of $45.0 million as of March 31, 2021, related to environmental costs already paid (and therefore not reserved) by us in prior years and reimbursable under our agreement with Northrop.
Environmental remediation costs are primarily incurred by our Aerospace and Defense segment, and certain of these costs are recoverable from our contracts with the U.S. government. We currently estimate approximately 12% of our future Aerospace and Defense segment environmental remediation costs will not likely be reimbursable and are expensed.
Capital Structure
We have a substantial amount of debt for which we are required to make interest and principal payments. Interest on long-term financing is not a recoverable cost under our U.S. government contracts. As of March 31, 2021, we had $496.1 million of debt outstanding.
Retirement Benefits
The American Rescue Plan Act of 2021 ("ARPA"), that was signed into law on March 11, 2021, provided funding relief to sponsors of defined benefit pension plans. In line with provisions of the ARPA, we expect to make cash contributions of approximately $23 million to our tax-qualified defined benefit pension plan in 2021. We generally are able to recover contributions related to our tax-qualified defined benefit pension plan as allowable costs on our U.S. government contracts, but there are differences between when we contribute to our tax-qualified defined benefit pension plan under pension funding rules and when it is recoverable under CAS.
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
Results of Operations
Net Sales:

	Three months ended March 31,
	2021	2020	Change*
	(In millions)
Net sales	$496.1	$476.1	$20.0
* Primary reason for change. The increase in net sales was primarily driven by the RS-25 and Ground Based Strategic Deterrent ("GBSD") programs partially offset by a decline on the PAC-3 program.
Cost of Sales (exclusive of items shown separately below):

	Three months ended March 31,
	2021	2020	Change*
	(In millions, except percentage amounts)
Cost of sales (exclusive of items shown separately below)	$418.0	$394.9	$23.1
Percentage of net sales	84.3%	82.9%
* Primary reason for change. The increase in cost of sales as a percentage of net sales was primarily driven by (i) lower favorable changes in contract estimates on the RL10 program and (ii) changes in the contract mix (see discussion in "Operating Segment Information" below).

Selling, General and Administrative Expense ("SG&A"):

	Three months ended March 31,
	2021	2020	Change*
	(In millions, except percentage amounts)
Components of SG&A:
SG&A excluding stock-based compensation	$6.2	$6.7	$(0.5)
Stock-based compensation	2.8	2.4	0.4
SG&A	$9.0	$9.1	$(0.1)
Percentage of net sales	1.8%	1.9%
Percentage of net sales excluding stock-based compensation	1.2%	1.4%
* Primary reason for change. SG&A expense was comparable with the prior year period.
Depreciation and Amortization:

	Three months ended March 31,
	2021	2020	Change*
	(In millions)
Components of depreciation and amortization:
Depreciation	$11.2	$13.1	$(1.9)
Amortization	3.3	3.4	(0.1)
Accretion	0.7	0.7	—
Depreciation and amortization	$15.2	$17.2	$(2.0)
* Primary reason for change. The decrease in depreciation and amortization expense was primarily due to the completion of depreciation expense associated with the enterprise resource planning system which was placed into service in June 2013.
Other Expense (income), net:

	Three months ended March 31,
	2021	2020	Change*
	(In millions)
Other expense (income), net	$8.1	$(2.2)	$10.3
* Primary reason for change. The increase in other expense, net was primarily due to costs associated with the Merger (see Note 11 of the Notes to Unaudited Condensed Consolidated Financial Statements) and higher expenses associated with our deferred compensation plans in the current period.
Retirement Benefits Expense:

	Three months ended March 31,
	2021	2020	Change*
	(In millions)
Components of retirement benefits expense:
Interest cost on benefit obligation	$8.5	$10.8	$(2.3)
Expected return on assets	(15.3)	(15.1)	(0.2)
Amortization of prior service costs	—	0.1	(0.1)
Amortization of net losses	15.3	13.4	1.9
Retirement benefits expense	$8.5	$9.2	$(0.7)
* Primary reason for change. The decrease in retirement benefits expense was primarily due to lower interest costs on the benefit obligation, partially offset by higher actuarial losses in the current period as a result of a decrease in the discount rate used to calculate the benefit obligation at December 31, 2020.
Loss on debt:

	Three months ended March 31,
	2021	2020	Change*
	(In millions)
Loss on debt	$9.1	$—	$9.1

* Primary reason for change. We incurred a charge of $9.1 million in the three months ended March 31, 2021, associated with the settlement of $135.4 million of our 2¼% Notes. See Note 11 in the unaudited condensed consolidated financial statements for additional information.
Interest Income:

	Three months ended March 31,
	2021	2020	Change*
	(In millions)
Interest income	$0.6	$3.2	$(2.6)
* Primary reason for change. The decrease in interest income was primarily due to lower market rates and average cash balances.

Interest Expense:

	Three months ended March 31,
	2021	2020	Change*
	(In millions)
Components of interest expense:
Contractual interest and other	$3.6	$6.0	$(2.4)
Amortization of debt discount and deferred financing costs	1.5	2.4	(0.9)
Interest expense	$5.1	$8.4	$(3.3)
*Primary reason for change. The decrease in interest expense was primarily due to (i) the settlement of $135.4 million of our 2¼% Notes during the three months ended March 31, 2021, and (ii) lower variable interest rates and average obligations on our senior secured senior credit facility (the "Senior Credit Facility").
Income Taxes:
The income tax provision was as follows:

	Three months ended March 31,
	2021	2020
	(In millions)
Income tax provision	$5.6	$11.3
In the three months ended March 31, 2021, the income tax provision was $5.6 million for an effective tax rate of 23.6%. Our effective tax rate differed from the 21% statutory federal income tax rate primarily due to state income taxes and certain expenditures which are permanently not deductible for tax purposes, partially offset by the impact of Research and Development ("R&D") credits.
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
Aerospace and Defense Segment

	Three months ended March 31,
	2021	2020	Change*
	(In millions, except percentage amounts)
Net sales	$495.5	$474.4	$21.1
Segment performance	53.5	57.8	(4.3)
Segment margin	10.8%	12.2%
* Primary reason for change. The increase in net sales was primarily driven by the RS-25 and GBSD programs partially offset by a decline on the PAC-3 program.

The decrease in segment margin was primarily driven by (i) costs associated with the Merger; (ii) lower favorable changes in contract estimates on the RL10 program; and (iii) an increase in the proportion of cost-reimbursable contract sales.
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

	Three months ended March 31,
	2021	2020
Fixed-price	51%	61%
Cost-reimbursable	49	39
During the three months ended March 31, 2021, we had $(2.4) million of net unfavorable changes in contract estimates on operating results before income taxes compared with net favorable changes of $2.5 million during the three months ended March 31, 2020.
Real Estate Segment

	Three months ended March 31,
	2021	2020	Change*
	(In millions)
Net sales	$0.6	$1.7	$(1.1)
Segment performance	(0.3)	(0.6)	0.3
* Primary reason for change. Net sales consist primarily of rental property operations. The decrease in net sales and segment performance were driven primarily by a decrease in new tenant starts as a result of the COVID-19 pandemic.
Backlog
As of March 31, 2021, our total remaining performance obligations, also referred to as backlog, totaled $6.3 billion compared with $6.7 billion as of December 31, 2020. We expect to recognize approximately 33%, or $2.1 billion, of the remaining performance obligations as sales over the next twelve months, an additional 26% the following twelve months, and 41% thereafter. A summary of our backlog is as follows:

	March 31, 2021	December 31, 2020
	(In billions)
Funded backlog	$3.0	$3.0
Unfunded backlog	3.3	3.7
Total backlog	$6.3	$6.7
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
Use of Non-GAAP Financial Measures
Adjusted EBITDAP, Adjusted Net Income, and Adjusted EPS
We provide the Non-GAAP financial measures of our performance called Adjusted EBITDAP, Adjusted Net Income, and Adjusted EPS. We use these metrics to measure our operating and total Company performance. We believe that for management and investors to effectively compare core performance from period to period, the metrics should exclude items that are not indicative of, or are unrelated to, results from our ongoing business operations such as retirement benefits (pension and postretirement benefits), significant non-cash expenses, the impacts of financing decisions on earnings, and items incurred outside the ordinary, ongoing and customary course of our business. Accordingly, we define Adjusted EBITDAP as GAAP net income adjusted to exclude interest expense, interest income, income taxes, depreciation and amortization, retirement benefits net of amounts that are recoverable under our U.S. government contracts, and unusual items (see Note 11 in the unaudited condensed consolidated financial statements for additional information). Adjusted Net Income and Adjusted EPS exclude retirement benefits net of amounts that are recoverable under our U.S. government contracts and unusual items which we do not believe are reflective of such ordinary, ongoing and customary activities. Adjusted Net Income and Adjusted EPS do not represent, and should not be considered an alternative to, net income or diluted EPS as determined in accordance with GAAP.

	Three months ended March 31,
	2021	2020
	(In millions, except per share and percentage amounts)
Net income	$18.1	$31.4
Interest expense	5.1	8.4
Interest income	(0.6)	(3.2)
Income tax provision	5.6	11.3
Depreciation and amortization	15.2	17.2
GAAP retirement benefits expense	8.5	9.2
CAS recoverable retirement benefits expense	(10.0)	(11.9)
Unusual items	16.6	—
Adjusted EBITDAP	$58.5	$62.4
Net income as a percentage of net sales	3.6%	6.6%
Adjusted EBITDAP as a percentage of net sales	11.8%	13.1%

Net income	$18.1	$31.4
GAAP retirement benefits expense	8.5	9.2
CAS recoverable retirement benefits expense	(10.0)	(11.9)
Unusual items	16.6	—
Income tax impact of adjustments (1)	(3.9)	0.7
Adjusted Net Income	$29.3	$29.4

Diluted EPS	$0.22	$0.37
Adjustments	0.14	(0.02)
Adjusted EPS	$0.36	$0.35

Diluted weighted average shares, as reported and adjusted	80.7	83.1
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

	Three months ended March 31,
	2021	2020
	(In millions)
Net cash used in operating activities	$(69.4)	$(17.1)
Capital expenditures	(3.8)	(3.0)
Free Cash Flow	$(73.2)	$(20.1)
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
Contractual Obligations
There have been no material changes to our contractual obligations as previously reported in our Annual Report on Form 10-K for the year ended December 31, 2020.

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
A detailed description of our significant accounting policies can be found in our most recent Annual Report on Form 10-K for the year ended December 31, 2020.
Liquidity and Capital Resources
Net Cash Used in Operating, Investing, and Financing Activities
The following table summarizes the changes in cash, cash equivalents and restricted cash:

	Three months ended March 31,
	2021	2020
	(In millions)
Net cash used in operating activities	$(69.4)	$(17.1)
Net cash used in investing activities	(5.7)	(3.0)
Net cash used in financing activities	(570.7)	(9.9)
Net decrease in cash, cash equivalents and restricted cash	$(645.8)	$(30.0)
Net Cash Used in Operating Activities
The increase in cash used in operating activities for the three months ended March 31, 2021, compared with the three months ended March 31, 2020 was primarily due to an increase in accounts receivable due to the timing of sales and billing during the quarter, partially offset by improved cash flow from contracts due to the timing of contract advances.
Net Cash Used in Investing Activities
During the three months ended March 31, 2021 and 2020, we had capital expenditures of $3.8 million and $3.0 million, respectively.
During the three months ended March 31, 2021, we had net purchases of $1.9 million in marketable securities.
Net Cash Used in Financing Activities
During the three months ended March 31, 2021, we had dividend payments of $428.5 million.
During the three months ended March 31, 2021 and 2020, we had debt repayments of $142.4 million and $4.9 million, respectively. See a summary of our debt activity below.
During the three months ended March 31, 2021 and 2020, we had net proceeds (disbursements) from shares issued under our equity plans of $0.2 million and ($4.5) million, respectively.

Debt Activity and Covenants
The following table summarizes our debt principal activity:

	December 31, 2020	Principal Payments	March 31, 2021
	(In millions)
Term loan	$308.5	$(6.6)	$301.9
2 1/4% Notes	300.0	(135.4)	164.6
Finance leases	45.6	(0.4)	45.2
Total Debt Activity	$654.1	$(142.4)	$511.7
We were in compliance with our financial and non-financial covenants under the Senior Credit Facility as of March 31, 2021.
Outlook
Short-term liquidity requirements consist primarily of recurring operating expenses, including but not limited to costs related to our capital and environmental expenditures, company-funded R&D expenditures, debt service requirements, and retirement benefit plans. We believe that our existing cash and cash equivalents and availability under the Senior Credit Facility coupled with cash generated from our future operations will provide sufficient funds to meet our operating plan for the next twelve months. The operating plan for this period provides for full operation of our businesses, including interest and debt payments. As of March 31, 2021, we had $503.7 million of cash and cash equivalents as well as $622.4 million of available borrowings under our Senior Credit Facility. Based on our existing debt agreements, we were in compliance with our financial and non-financial covenants as of March 31, 2021. Our failure to comply with these covenants could result in an event of default that, if not cured or waived by the lenders, could result in the acceleration of the Senior Credit Facility and 2¼% Notes. In addition, our failure to pay principal and interest when due is a default under the Senior Credit Facility, and in certain cases, would cause a cross default on the 2¼% Notes.
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
The CARES Act was enacted on March 27, 2020, in response to the COVID-19 pandemic and the negative impacts that it is having on the global economy and U.S. companies. The CARES Act includes various financial measures to assist companies, including temporary changes to income and non-income-based tax laws. Through these provisions, as of March 31, 2021, we have delayed $21.4 million of payroll tax payments that otherwise would have been paid in 2020. Additionally, in accordance with the provisions of the CARES Act, we accelerated depreciation on qualified improvement property placed in service after December 31, 2017 for income tax purposes.
In light of the pending Merger, we do not expect to pursue strategic acquisitions at this time. In addition, pursuant to the Merger Agreement, we are restricted from paying additional dividends to shareholders prior to the closing of the Merger. If the Merger is not completed for any reason, we would expect to consider exploring possible strategic acquisitions. Potential future business acquisitions depend, in part, on the availability of financial resources at an acceptable cost of capital. We expect to utilize cash on hand and cash generated by operations, as well as cash available under our Senior Credit Facility, which may involve renegotiation of credit limits to finance any future acquisitions. Other sources of capital could include the issuance of common and/or preferred stock, the placement of debt, or combination of both. We periodically evaluate capital markets and may access such markets when circumstances appear favorable. We believe that sufficient capital resources will be available from one or several of these sources to finance any future acquisitions. However, no assurances can be made that acceptable financing will be available, or that acceptable acquisition candidates will be identified, or that any such acquisitions will be accretive to earnings.
As disclosed in Notes 8(a) and 8(b) in the unaudited condensed consolidated financial statements, we have exposure for certain legal and environmental matters. We believe that it is currently not possible to estimate the impact, if any, that the ultimate resolution of certain of these matters will have on our financial position, results of operations, or cash flows.
Major factors that could adversely impact our forecasted operating cash and our financial condition are described in the section "Risk Factors" in Item 1A of our Annual Report to the SEC on Form 10-K for the year ended December 31, 2020, and should be read in conjunction with the risk factors therein and the information described in this Quarterly Report.
Forward-Looking Statements
Certain information contained in this report should be considered "forward-looking statements" as defined by Section 21E of the Private Securities Litigation Reform Act of 1995. All statements in this report other than historical information may be deemed forward-looking statements. These statements present (without limitation) the expectations, beliefs, plans and objectives of management and future financial performance and assumptions underlying, or judgments concerning, the matters discussed in the statements. The words "believe," "estimate," "anticipate," "project" and "expect," and similar expressions, are generally intended to identify forward-looking statements. Forward-looking statements involve certain risks, estimates, assumptions and uncertainties, including with respect to future sales and activity levels, cash flows, contract performance, the outcome of litigation and contingencies, environmental remediation and anticipated costs of capital. A variety of factors could cause actual results or outcomes to differ materially from those expected and expressed in our forward-looking statements. Important risk factors that could cause actual results or outcomes to differ from those expressed in the forward-looking statements are described in the section "Risk Factors" in Item 1A of our Annual Report to the SEC on Form 10-K for the year ended December 31, 2020, and include, but are not limited to, the following:
•    failure to complete the Merger could negatively impact the price of our common stock, as well as our future business and financial results;
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
•    risks inherent to the real estate market;
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
•    changes in estimates related to contract accounting;
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
•    failure to secure contracts;
•    costs and time commitment related to potential and/or actual acquisition activities, including the Merger, may exceed expectations;
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
•    limitations associated with our stockholders' ability to obtain favorable judgement from the Court of Chancery in the State of Delaware;
•    business disruptions to the extent not covered by insurance;
•    changes or clarifications to current tax law or procedural guidance could adversely impact the Company’s tax liabilities and effective tax rate;
•    exposures and uncertainties related to claims and litigation, including litigation arising from the Merger;
•    effects of changes in discount rates and actuarial estimates, actual returns on plan assets, and government regulations on defined benefit pension plans;
•    inability to protect the Company's patents and proprietary rights; and
•    those risks detailed in the Company's reports filed with the SEC.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes to our disclosures related to certain market risks as reported under Part II, Item 7A, "Quantitative and Qualitative Disclosures About Market Risk," in our Annual Report to the SEC on Form 10-K for the year ended December 31, 2020.

Interest Rate Risk
We are exposed to market risk principally due to changes in interest rates related to our borrowings, cash and cash equivalents, marketable securities, and pension assets and liabilities.
Borrowings
As of March 31, 2021, our debt principal excluding finance lease obligations totaled $466.5 million: $164.6 million, or 35%, was at a fixed rate of 2.25%; and $301.9 million, or 65%, was at a variable rate of 1.86%.
The following table summarizes the estimated fair value and principal amount for outstanding debt obligations excluding finance lease obligations:

	Fair Value		Principal Amount
	March 31, 2021	December 31, 2020	March 31, 2021	December 31, 2020
	(In millions)
Term loan	$293.2	$306.5	$301.9	$308.5
2 1/4% Notes	295.4	609.5	164.6	300.0
Total	$588.6	$916.0	$466.5	$608.5
The fair value of the 2¼% Notes was determined using broker quotes that are based on open markets for our debt securities (Level 2 securities). The fair value of the term loan was estimated based on a third-party model used to derive a relative value price using comparable corporate loans within the same industry, credit quality, and currency.
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
Pension Assets and Liabilities
Our tax-qualified pension assets and liabilities are subject to interest rate risk. Information concerning our interest rate risk related to our tax-qualified pension assets and liabilities can be found in Part 7, Item 1, Management’s Discussion and Analysis of Financial Condition and Results of Operations under the caption "Critical Accounting Policies" in our Annual Report on Form 10-K for the year ended December 31, 2020.
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

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
Except as disclosed in Note 8 of the Notes to Unaudited Condensed Consolidated Financial Statements, which is incorporated herein by reference, there have been no significant developments in the pending legal proceedings as previously reported in Part 1, Item 3, Legal Proceedings in our Annual Report on Form 10-K for the year ended December 31, 2020.
Item 1A. Risk Factors
There have been no material changes from our risk factors as previously reported in our Annual Report on Form 10-K for the year ended December 31, 2020.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The table below provides information about shares surrendered to the Company during the three months ended March 31, 2021, to pay employee withholding taxes due upon the vesting of restricted stock.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased under the Plans or Programs
January 1, 2021 through January 31, 2021	18,331	$52.85	—	—
February 1, 2021 through February 28, 2021	—	$—	—	—
March 1, 2021 through March 31, 2021	42,840	$51.79	—	—
Total	61,171	$52.11	—	—
On March 13, 2020, we announced that our Board of Directors authorized and approved a new share repurchase program allowing us to repurchase our outstanding common stock with an aggregate market value of up to $100 million over a period of up to 18 months; however, management has discretion as to whether any repurchases will be executed. The timing of any share repurchases will be based on available liquidity, cash flows and general market conditions. The repurchase program may be executed through various methods, including open market purchases or privately negotiated transactions. As of March 31, 2021, we have $48.3 million of market value remaining for repurchase under the program at management’s discretion.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits

Incorporated herein by reference
Table Item No.	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed or Furnished herewith
10.1*	Form of Restricted Stock Unit Agreement between the Company and Employees for grants under the 2019 Equity and Performance Incentive Plan.					x
31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.					X
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.					X
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

Aerojet Rocketdyne Holdings, Inc.

Date:	April 26, 2021	By:	/s/ Eileen P. Drake
Eileen P. Drake
Chief Executive Officer and President
(Principal Executive Officer)

Date:	April 26, 2021	By:	/s/ Daniel L. Boehle
Daniel L. Boehle
Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)