Form 10-Q
period 2021-06-30
AEROJET ROCKETDYNE HOLDINGS, INC.
filed 2021-07-26
CIK 40888

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-Q
 (Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended: June 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
As of July 19, 2021, the Company had 80,293,350 outstanding common shares, including unvested common shares, $0.10 par value.

Aerojet Rocketdyne Holdings, Inc.
Quarterly Report on Form 10-Q
For the Quarterly Period Ended June 30, 2021

Part I — FINANCIAL INFORMATION
Item 1. Financial Statements
Aerojet Rocketdyne Holdings, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
	(In millions, except per share amounts)
Net sales	$556.9	$512.4	$1,053.0	$988.5
Operating costs and expenses:
Cost of sales (exclusive of items shown separately below)	446.1	415.2	864.1	810.1
Selling, general and administrative expense	13.6	10.7	22.6	19.8
Depreciation and amortization	15.7	17.4	30.9	34.6
Other expense (income), net	7.2	0.1	15.3	(2.1)
Total operating costs and expenses	482.6	443.4	932.9	862.4
Operating income	74.3	69.0	120.1	126.1
Non-operating:
Retirement benefits expense	8.4	9.1	16.9	18.3
Loss on debt	0.5	—	9.6	—
Interest income	(0.7)	(1.0)	(1.3)	(4.2)
Interest expense	5.1	7.4	10.2	15.8
Total non-operating expense, net	13.3	15.5	35.4	29.9
Income before income taxes	61.0	53.5	84.7	96.2
Income tax provision	16.0	14.3	21.6	25.6
Net income	$45.0	$39.2	$63.1	$70.6
Earnings per share of common stock
Basic earnings per share	$0.56	$0.50	$0.80	$0.90
Diluted
Diluted earnings per share	$0.54	$0.47	$0.77	$0.84
Weighted average shares of common stock outstanding, basic	79.7	77.6	78.5	77.5
Weighted average shares of common stock outstanding, diluted	82.5	82.1	81.3	82.6
Cash dividends paid per share	$—	$—	$5.00	$—
See Notes to Unaudited Condensed Consolidated Financial Statements.

Aerojet Rocketdyne Holdings, Inc.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
	(In millions)
Net income	$45.0	$39.2	$63.1	$70.6
Other comprehensive income:
Amortization of net actuarial losses and prior service costs, net of income taxes of $3.8 million, $3.4 million, $7.6 million, and $6.7 million	11.5	10.0	23.0	20.2
Comprehensive income	$56.5	$49.2	$86.1	$90.8
See Notes to Unaudited Condensed Consolidated Financial Statements.

Aerojet Rocketdyne Holdings, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

	June 30, 2021	December 31, 2020
	(In millions, except per share amounts)
ASSETS
Current Assets
Cash and cash equivalents	$571.3	$1,149.5
Restricted cash	3.0	3.0
Marketable securities	9.8	7.0
Accounts receivable	167.1	75.6
Contract assets	290.5	288.6
Other current assets	137.6	136.5
Total Current Assets	1,179.3	1,660.2
Noncurrent Assets
Right-of-use assets	50.5	46.8
Property, plant and equipment, net	414.1	423.1
Recoverable environmental remediation costs	220.4	227.7
Deferred income taxes	73.5	81.1
Goodwill	161.4	161.4
Intangible assets	38.1	44.8
Other noncurrent assets	241.8	254.8
Total Noncurrent Assets	1,199.8	1,239.7
Total Assets	$2,379.1	$2,899.9
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Current portion of long-term debt	$174.1	$299.9
Accounts payable	99.5	99.1
Reserves for environmental remediation costs	41.7	39.8
Contract liabilities	389.8	407.2
Other current liabilities	170.9	609.7
Total Current Liabilities	876.0	1,455.7
Noncurrent Liabilities
Long-term debt	310.4	324.4
Reserves for environmental remediation costs	252.1	260.8
Pension benefits	378.9	405.2
Operating lease liabilities	38.7	35.7
Other noncurrent liabilities	183.9	184.6
Total Noncurrent Liabilities	1,164.0	1,210.7
Total Liabilities	2,040.0	2,666.4
Commitments and contingencies (Note 8)
Stockholders’ Equity
Preferred stock, par value of $1.00; 15.0 million shares authorized; none issued or outstanding	—	—
Common stock, par value of $0.10; 150.0 million shares authorized; 79.8 million shares issued and outstanding as of June 30, 2021; 76.8 million shares issued and outstanding as of December 31, 2020	8.0	7.7
Other capital	588.9	583.0
Treasury stock at cost, 2.1 million shares as of June 30, 2021 and December 31, 2020	(64.4)	(64.4)
Retained earnings (accumulated deficit)	11.2	(65.2)
Accumulated other comprehensive loss, net of income taxes	(204.6)	(227.6)
Total Stockholders’ Equity	339.1	233.5
Total Liabilities and Stockholders’ Equity	$2,379.1	$2,899.9
See Notes to Unaudited Condensed Consolidated Financial Statements.

Aerojet Rocketdyne Holdings, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)

	Common Stock				Retained Earnings	Accumulated Other	Total
	Shares	Amount	Other Capital	Treasury Stock	(Accumulated Deficit)	Comprehensive Loss	Stockholders' Equity
	(In millions)
March 31, 2020	77.6	$7.7	$572.3	$(13.2)	$276.3	$(226.3)	$616.8
Net income	—	—	—	—	39.2	—	39.2
Amortization of net actuarial losses and prior service costs, net of income taxes	—	—	—	—	—	10.0	10.0
Repurchase of shares for withholding taxes and option costs under equity plans	(0.1)	—	(0.3)	—	—	—	(0.3)
Stock-based compensation and shares issued under equity plans	0.1	—	5.6	—	—	—	5.6
June 30, 2020	77.6	$7.7	$577.6	$(13.2)	$315.5	$(216.3)	$671.3

December 31, 2019	77.3	$7.7	$573.3	$(12.7)	$244.9	$(236.5)	$576.7
Net income	—	—	—	—	70.6	—	70.6
Amortization of net actuarial losses and prior service costs, net of income taxes	—	—	—	—	—	20.2	20.2
Purchase of treasury stock	—	—	—	(0.5)	—	—	(0.5)
Repurchase of shares for withholding taxes and option costs under equity plans	(0.2)	—	(8.2)	—	—	—	(8.2)
Stock-based compensation and shares issued under equity plans	0.5	—	12.5	—	—	—	12.5
June 30, 2020	77.6	$7.7	$577.6	$(13.2)	$315.5	$(216.3)	$671.3

March 31, 2021	79.6	$8.0	$583.3	$(64.4)	$(33.8)	$(216.1)	$277.0
Net income	—	—	—	—	45.0	—	45.0
Amortization of net actuarial losses and prior service costs, net of income taxes	—	—	—	—	—	11.5	11.5
Purchase of treasury stock	—	—	—	—	—	—	—
Settlement of debt (see Note 11)	0.1	—	—	—	—	—	—
Repurchase of shares for withholding taxes and option costs under equity plans	—	—	—	—	—	—	—
Stock-based compensation and shares issued under equity plans	0.1	—	5.6	—	—	—	5.6
June 30, 2021	79.8	$8.0	$588.9	$(64.4)	$11.2	$(204.6)	$339.1

December 31, 2020	76.8	$7.7	$583.0	$(64.4)	$(65.2)	$(227.6)	$233.5
Net income	—	—	—	—	63.1	—	63.1
Amortization of net actuarial losses and prior service costs, net of income taxes	—	—	—	—	—	23.0	23.0
Adjustment to dividends paid	—	—	—	—	13.3	—	13.3
Settlement of debt (see Note 11)	2.7	0.3	(4.1)	—	—	—	(3.8)
Repurchase of shares for withholding taxes and option costs under equity plans	—	—	(4.0)	—	—	—	(4.0)
Stock-based compensation and shares issued under equity plans	0.3	—	14.0	—	—	—	14.0
June 30, 2021	79.8	$8.0	$588.9	$(64.4)	$11.2	$(204.6)	$339.1
See Notes to Unaudited Condensed Consolidated Financial Statements.

Aerojet Rocketdyne Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six months ended June 30,
	2021	2020
	(In millions)
Operating Activities
Net income	$63.1	$70.6
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	30.9	34.6
Amortization of debt discount and deferred financing costs	3.0	4.9
Stock-based compensation	10.1	7.7
Retirement benefits, net	2.8	15.9
Loss on debt	9.6	—
Other, net	(0.8)	0.1
Changes in assets and liabilities:
Accounts receivable	(91.5)	32.1
Contract assets	(1.9)	(63.8)
Other current assets	(1.0)	31.6
Recoverable environmental remediation costs	7.3	10.3
Other noncurrent assets	12.3	7.6
Accounts payable	(0.9)	(47.5)
Contract liabilities	(17.4)	33.4
Other current liabilities	6.6	(7.3)
Deferred income taxes	—	4.1
Reserves for environmental remediation costs	(6.8)	(9.9)
Other noncurrent liabilities and other	(5.2)	3.2
Net Cash Provided by Operating Activities	20.2	127.6
Investing Activities
Purchases of marketable securities	(1.9)	(25.0)
Capital expenditures	(12.3)	(16.2)
Net Cash Used in Investing Activities	(14.2)	(41.2)
Financing Activities
Dividend payments	(428.5)	—
Debt repayments	(155.8)	(9.9)
Repurchase of shares for withholding taxes and option costs under equity plans	(4.0)	(8.2)
Proceeds from shares issued under equity plans	4.1	3.5
Purchase of treasury stock	—	(0.5)
Net Cash Used in Financing Activities	(584.2)	(15.1)
Net (Decrease) Increase in Cash, Cash Equivalents and Restricted Cash	(578.2)	71.3
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	1,152.5	935.6
Cash, Cash Equivalents and Restricted Cash at End of Period	$574.3	$1,006.9
Supplemental disclosures of cash flow information
Cash paid for interest	$7.2	$10.7
Cash paid for income taxes, net of refunds	18.6	2.0
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
On March 9, 2021, the stockholders of the Company voted in favor of approving the Merger Agreement at a special meeting. Closing of the Merger is anticipated to occur in the fourth quarter of 2021, subject to receipt of regulatory approval under the Hart Scott Rodino Antitrust Improvements Act of 1976, as amended, and satisfaction of other closing conditions specified in the Merger Agreement.
Coronavirus ("COVID-19") Pandemic
During the six months ended June 30, 2021, the Company’s financial results and operations were not materially adversely impacted by the COVID-19 pandemic. As a defense industrial-base U.S. government contractor, the Company is considered an essential business by the U.S. and state governments and it continues to operate as such during the COVID-19 pandemic. The extent to which the Company’s future financial results could be impacted by the COVID-19 pandemic depends on future developments that are highly uncertain and cannot be predicted at this time. The Company is not aware of any specific event or circumstance that would require an update to its estimates or judgments or a revision of the carrying value of its assets or liabilities as of the date of issuance of this Quarterly Report on Form 10-Q. These estimates may change, as new events occur and additional information is obtained. Actual results could differ materially from these estimates under different assumptions or conditions.
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
Note 2. Earnings Per Share ("EPS") of Common Stock
The following table reconciles the numerator and denominator used to calculate basic and diluted EPS of common stock:

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
	(In millions, except per share amounts)
Numerator:
Net income	$45.0	$39.2	$63.1	$70.6
Income allocated to participating securities	(0.3)	(0.5)	(0.4)	(1.0)
Net income for basic and diluted EPS	$44.7	$38.7	$62.7	$69.6
Denominator:
Basic weighted average shares	79.7	77.6	78.5	77.5
Effect of:
2 1/4% Notes	2.8	4.3	2.8	4.9
Awards issued under equity plans	—	0.2	—	0.2
Diluted weighted average shares	82.5	82.1	81.3	82.6
Basic
Basic EPS	$0.56	$0.50	$0.80	$0.90
Diluted
Diluted EPS	$0.54	$0.47	$0.77	$0.84
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

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
	(In millions, except per share amounts)
Net favorable effect of the changes in contract estimates on net sales	$25.7	$15.1	$23.8	$17.2
Net favorable effect of the changes in contract estimates on income before income taxes	24.0	15.7	21.6	18.2
Net favorable effect of the changes in contract estimates on net income	18.0	11.4	16.1	13.3
Net favorable effect of the changes in contract estimates on basic EPS	0.22	0.15	0.20	0.17
Net favorable effect of the changes in contract estimates on diluted EPS	0.22	0.14	0.20	0.16
For the six months ended June 30, 2021, net favorable changes in contract estimates were primarily driven by improved performance and risk retirements on the RS-68 and Patriot Advanced Capability-3 ("PAC-3") programs partially offset by cost growth on a portion of the Standard Missile program. For the six months ended June 30, 2020, net favorable changes in contract estimates were primarily driven by improved performance and risk retirements on the RL-10, PAC-3, and Terminal High Altitude Area Defense ("THAAD") programs partially offset by cost growth on a portion of the Standard Missile program.
In the Company’s Aerospace and Defense segment, the timing of revenue recognition, customer invoicing, and collections produces accounts receivable, contract assets, and contract liabilities in the unaudited condensed consolidated balance sheets. The following table summarizes contract assets and liabilities:

	June 30, 2021	December 31, 2020
	(In millions)
Contract assets	$294.7	$294.3
Reserve for overhead rate disallowance	(4.2)	(5.7)
Contract assets, net of reserve	290.5	288.6
Contract liabilities	389.8	407.2
Net contract liabilities, net of reserve	$(99.3)	$(118.6)
Net contract liabilities decreased by $19.3 million from December 31, 2020, primarily due to a decrease in contract advances and an increase in unbilled receivables. During the six months ended June 30, 2021, the Company recognized sales of $270.2 million that were included in the Company's contract liabilities as of December 31, 2020.
As of June 30, 2021, the Company’s total remaining performance obligations, also referred to as backlog, totaled $6.7 billion. The Company expects to recognize approximately 33%, or $2.2 billion, of the remaining performance obligations as sales over the next twelve months, an additional 24% the following twelve months, and 43% thereafter.
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

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Fixed-price	60%	61%	56%	61%
Cost-reimbursable	40	39	44	39
The principal end user customers are primarily agencies of the U.S. government as illustrated in the following table:

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
U.S. government	97%	96%	97%	96%
Non U.S. government	3	4	3	4
The Company's Real Estate segment represented less than 1% of the Company's net sales for the three and six months ended June 30, 2021 and 2020.

Note 4. Stock-Based Compensation
The following table summarizes stock-based compensation expense by type of award:

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
	(In millions)
Stock Appreciation Rights	$1.4	$(0.4)	$(0.3)	$(1.9)
Stock options	—	0.1	—	0.2
Restricted stock and restricted stock units, service based	1.7	1.7	3.0	3.2
Restricted stock and restricted stock units, performance based	4.0	3.7	6.9	5.7
Employee stock purchase plan	0.2	0.2	0.5	0.5
Total stock-based compensation expense	$7.3	$5.3	$10.1	$7.7
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

		Fair value measurement as of June 30, 2021
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
	(In millions)
Money market funds	$285.9	$285.9	$—	$—
Registered investment companies	1.9	1.9	—	—
Commercial paper	25.0	—	25.0	—
Equity securities	9.8	9.8	—	—
Total	$322.6	$297.6	$25.0	$—

		Fair value measurement as of December 31, 2020
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
	(In millions)
Money market funds	$569.3	$569.3	$—	$—
Registered investment companies	2.5	2.5	—	—
Commercial paper	232.0	—	232.0	—
Equity securities	7.0	7.0	—	—
Total	$810.8	$578.8	$232.0	$—
As of June 30, 2021 and December 31, 2020, the total estimated fair value for commercial paper was classified as cash and cash equivalents as the remaining maturity at date of purchase was less than three months.
The carrying amounts of certain of the Company’s financial instruments, including cash and cash equivalents, restricted cash, accounts receivable, accounts payable, accrued compensation, and other accrued liabilities, approximate fair value because of their short maturities.
The following table summarizes the estimated fair value and principal amount for outstanding debt obligations excluding finance lease obligations:

	Fair Value		Principal Amount
	June 30, 2021	December 31, 2020	June 30, 2021	December 31, 2020
	(In millions)
Term loan	$287.2	$306.5	$295.3	$308.5
2 1/4% Notes	293.9	609.5	158.2	300.0
Total	$581.1	$916.0	$453.5	$608.5
The fair value of the 2¼% Notes was determined using broker quotes that are based on open markets for the Company's debt securities (Level 2 securities). The fair value of the term loan was estimated based on a third-party model used to derive a relative value price using comparable corporate loans within the same industry, credit quality, and currency.
b. Accounts Receivable

	June 30, 2021	December 31, 2020
	(In millions)
Billed receivables under long-term contracts	$166.9	$75.3
Other trade receivables	0.2	0.3
Accounts receivable	$167.1	$75.6
c. Other Current Assets

	June 30, 2021	December 31, 2020
	(In millions)
Deferred costs recoverable from the U.S. government	$41.2	$41.0
Income tax receivable	43.9	46.9
Inventories	14.0	10.0
Prepaid expenses	17.6	18.0
Other	20.9	20.6
Other current assets	$137.6	$136.5
d. Property, Plant and Equipment, net

	June 30, 2021	December 31, 2020
	(In millions)
Land	$71.1	$71.2
Buildings and improvements	452.2	433.4
Machinery and equipment, including capitalized software	480.0	471.3
Construction-in-progress	90.9	105.5
	1,094.2	1,081.4
Less: accumulated depreciation	(680.1)	(658.3)
Property, plant and equipment, net	$414.1	$423.1
e. Other Noncurrent Assets

	June 30, 2021	December 31, 2020
	(In millions)
Real estate held for entitlement and leasing	$102.7	$101.8
Deferred costs recoverable from the U.S. government	54.8	54.7
Receivable from Northrop Grumman Corporation for environmental remediation costs	37.5	40.5
Other	46.8	57.8
Other noncurrent assets	$241.8	$254.8

f. Other Current Liabilities

	June 30, 2021	December 31, 2020
	(In millions)
Accrued compensation and employee benefits	$111.9	$118.0
Dividend payable	1.7	447.8
Other	57.3	43.9
Other current liabilities	$170.9	$609.7
Note 6. Income Taxes

	Six months ended June 30,
	2021	2020
	(In millions)
Income tax provision	$21.6	$25.6
In the six months ended June 30, 2021, the income tax provision was $21.6 million for an effective tax rate of 25.5%. The Company’s effective tax rate differed from the 21% statutory federal income tax rate primarily due to state income taxes and certain expenditures which are permanently not deductible for tax purposes, partially offset by the impact of Research and Development ("R&D") credits.
In the six months ended June 30, 2020, the income tax provision was $25.6 million for an effective tax rate of 26.6%. The Company’s effective tax rate differed from the 21% statutory federal income tax rate primarily due to state income taxes and certain expenditures which are permanently not deductible for tax purposes, partially offset by the impact of R&D credits.
A valuation allowance is required when it is more-likely-than-not that all or a portion of deferred tax assets may not be realized. Assessing the need for a valuation allowance requires management to evaluate, on a quarterly basis, all available evidence, both positive and negative. As of June 30, 2021, the Company continues to believe that the weight of the positive evidence outweighed the negative evidence regarding the realization of its net deferred tax assets.
Note 7. Long-term Debt

	June 30, 2021	December 31, 2020
	(In millions)
Term loan, bearing interest at variable rates (rate of 1.85% as of June 30, 2021), maturing in September 2023	$295.3	$308.5
Unamortized deferred financing costs	(1.1)	(1.4)
Total senior debt	294.2	307.1
Convertible senior notes, bearing interest at 2.25% per annum, interest payments due in June and December, maturing in December 2023	158.2	300.0
Unamortized discount and deferred financing costs	(12.7)	(28.4)
Total convertible senior notes	145.5	271.6
Finance leases	44.8	45.6
Total other debt	44.8	45.6
Total debt, net of unamortized discount and deferred financing costs	484.5	624.3
Less: Amounts due within one year	(174.1)	(299.9)
Total long-term debt, net of unamortized discount and deferred financing costs	$310.4	$324.4
Senior Credit Facility
The senior secured senior credit facility (the "Senior Credit Facility") matures on September 20, 2023, and consists of (i) a $650.0 million revolving line of credit (the "Revolver") and (ii) a $350.0 million term loan (the "Term Loan").
As of June 30, 2021, the Company had zero borrowings under the Revolver and issued $27.6 million in letters of credit.
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
The Company was in compliance with its financial and non-financial covenants as of June 30, 2021.
2¼% Convertible Senior Notes
On December 14, 2016, the Company issued $300.0 million aggregate principal amount of 2¼% Notes in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended.
In the six months ended June 30, 2021, the Company settled $141.8 million of its 2¼% Notes. The principal amount was settled in cash and the conversion premium was settled in common shares. See Note 11.
As of July 19, 2021, the Company has received $12.3 million of conversion notices from the holders of the 2¼% Notes that will settle in the third quarter of 2021. The Company will cash settle the principal amount of the 2¼% Notes and the conversion premium will be settled in common shares.
Holders may convert their 2¼% Notes at their option from July 1, 2021, through September 30, 2021, because the Company's closing stock price exceeded $33.80 for at least 20 days in the 30 day period prior to June 30, 2021. The Company has a stated intention to cash settle the principal amount of the 2¼% Notes with the conversion premium to be settled in common shares. Accordingly, the net balance of the 2¼% Notes of $145.5 million is classified as a current liability as of June 30, 2021.
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
The following table summarizes information regarding the 2¼% Notes (in millions, except years, percentages, conversion rate, and conversion price):

	June 30, 2021	December 31, 2020
Carrying amount of equity component, net of equity issuance costs	$—	$54.5
Remaining amortization period (years)	2.50	3.0
Effective interest rate	5.8%	5.8%
Conversion rate (shares of common stock per $1,000 principal amount)	38.4615	38.4615
Conversion price (per share of common stock)	$26.00	$26.00
Based on the Company's closing stock price of $48.29 on June 30, 2021, the if-converted value of the 2¼% Notes exceeded the aggregate principal amount of the 2¼% Notes by $135.6 million.
The following table presents the interest expense components for the 2¼% Notes:

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
	(In millions)
Interest expense-contractual interest	$0.8	$1.7	$1.6	$3.4
Interest expense-amortization of debt discount	1.1	2.0	2.2	3.9
Interest expense-amortization of deferred financing costs	0.1	0.1	0.2	0.3

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
Asbestos Litigation
The Company has been, and continues to be, named as a defendant in lawsuits alleging personal injury or death and seeking various monetary damages due to exposure to asbestos in building materials, products, or in manufacturing operations. The majority of cases are pending in Illinois state courts. There were 119 asbestos cases pending as of June 30, 2021.
Given the lack of any significant consistency to claims (i.e., as to product, operational site, or other relevant assertions) filed against the Company, the Company is generally unable to make a reasonable estimate of the future costs of pending claims or unasserted claims. The aggregate settlement costs and legal and administrative fees associated with the Company’s asbestos litigation has been immaterial for the last three years. As of June 30, 2021, the Company has accrued an immaterial amount related to pending claims.
United States ex. rel. Markus vs. Aerojet Rocketdyne Holdings
In the case captioned United States ex. rel. Markus vs. Aerojet Rocketdyne Holdings, Inc. et al., Case No. 2:15-CV-02245- WBS-AC, the Department of Justice completed its review of the case and declined to intervene in June 2018. The case was originally filed under seal in the U.S. District Court, Eastern District of California in September 2017 and alleged causes of action against the Company based on false claims, retaliation, and wrongful termination of employment seeking injunctive relief, civil penalties, and compensatory and punitive damages. In February 2019, the Company filed a Motion to Dismiss the False Claims Act ("FCA") counts of the complaint and a Motion to Compel Arbitration on the employment based claims. In May 2019, the court dismissed one count of the FCA claim, denied the motion to dismiss the remaining FCA counts, and moved the employment based claims to arbitration. The Company continues to vigorously contest the complaint’s allegations and has not recorded any liability for this matter as of June 30, 2021.
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
As of June 30, 2021, the aggregate range of these anticipated environmental costs was $293.8 million to $444.0 million and the accrued amount was $293.8 million. See Note 8(c) for a summary of the environmental reserve activity. Of these accrued liabilities, approximately 98% relates to the Company’s U.S. government contracting business, and a portion of this liability is recoverable. The significant environmental sites are discussed below. The balance of the accrued liabilities, which are not recoverable from the U.S. government, relate to other sites for which the Company’s obligations are probable and estimable.
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
As of June 30, 2021, the estimated range of anticipated costs discussed above for the Sacramento, California site was $206.7 million to $331.5 million and the accrued amount was $206.7 million included as a component of the Company’s environmental reserves. Expenditures associated with this matter are partially recoverable. See Note 8(c) for further discussion on recoverability.
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
As of June 30, 2021, the estimated range of anticipated costs was $69.9 million to $84.5 million and the accrued amount was $69.9 million included as a component of the Company’s environmental reserves. Expenditures associated with this matter are partially recoverable. See Note 8(c) for further discussion on recoverability.
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
The following table summarizes the Company’s environmental reserve activity:

	Aerojet Rocketdyne- Sacramento	Aerojet Rocketdyne- BPOU	Other Aerojet Rocketdyne Sites	Total Aerojet Rocketdyne	Other	Total Environmental Reserve
	(In millions)
December 31, 2020	$208.4	$76.2	$10.6	$295.2	$5.4	$300.6
Additions/Adjustments	7.8	0.6	2.8	11.2	0.1	11.3
Expenditures	(9.5)	(6.9)	(1.4)	(17.8)	(0.3)	(18.1)
June 30, 2021	$206.7	$69.9	$12.0	$288.6	$5.2	$293.8
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

Total reimbursable costs under the Northrop Agreement	$189.7
Amount reimbursed to the Company through June 30, 2021	(146.2)
Receivable from Northrop included in the unaudited balance sheet at June 30, 2021	$43.5
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

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
	(In millions)
Expense to unaudited condensed consolidated statements of operations	$0.6	$0.7	$1.1	$0.2
d. Arrangements with Off-Balance Sheet Risk
As of June 30, 2021, arrangements with off-balance sheet risk consisted of:
•$27.6 million in outstanding commercial letters of credit, the majority of which may be renewed, primarily to collateralize obligations for environmental remediation and insurance coverage.
•$57.3 million in outstanding surety bonds to primarily satisfy indemnification obligations for environmental remediation coverage
•$120.0 million aggregate in guarantees by the Company of Aerojet Rocketdyne’s obligations to U.S. government agencies for environmental remediation activities.
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
Note 9. Retirement Benefits
The following table presents the components of retirement benefits expense (income):

	Pension Benefits		Postretirement Medical and Life Insurance Benefits
	Three months ended June 30,
	2021	2020	2021	2020
	(In millions)
Interest cost on benefit obligation	$8.3	$10.6	$0.2	$0.2
Expected return on assets	(15.4)	(15.1)	—	—
Amortization of prior service costs	0.1	—	—	—
Amortization of net losses (gains)	16.0	14.4	(0.8)	(1.0)
Retirement benefits expense (income)	$9.0	$9.9	$(0.6)	$(0.8)

	Pension Benefits		Postretirement Medical and Life Insurance Benefits
	Six months ended June 30,
	2021	2020	2021	2020
	(In millions)
Interest cost on benefit obligation	$16.7	$21.2	$0.3	$0.4
Expected return on assets	(30.7)	(30.2)	—	—
Amortization of prior service costs	0.1	0.1	—	—
Amortization of net losses (gains)	31.9	28.7	(1.4)	(1.9)
Retirement benefits expense (income)	$18.0	$19.8	$(1.1)	$(1.5)
Note 10. Operating Segments and Related Disclosures
The Company’s operations are organized into two operating segments based on different products and customer bases: Aerospace and Defense, and Real Estate. The following table presents selected financial information for each reportable segment:

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
	(In millions)
Net Sales:
Aerospace and Defense	$556.0	$511.9	$1,051.5	$986.3
Real Estate	0.9	0.5	1.5	2.2
Total Net Sales	$556.9	$512.4	$1,053.0	$988.5
Segment Performance:
Aerospace and Defense	$84.9	$70.3	$137.3	$122.9
Environmental remediation provision adjustments	(0.6)	(0.6)	(1.0)	(0.1)
GAAP/Cost Accounting Standards retirement benefits expense difference	2.7	4.6	5.9	9.3
Unusual items (see Note 11)	(2.9)	(1.8)	(4.6)	(1.8)
Aerospace and Defense Total	84.1	72.5	137.6	130.3
Real Estate	(0.3)	(0.4)	(0.6)	(1.0)
Total Segment Performance	$83.8	$72.1	$137.0	$129.3
Reconciliation of segment performance to income before income taxes:
Segment performance	$83.8	$72.1	$137.0	$129.3
Interest expense	(5.1)	(7.4)	(10.2)	(15.8)
Interest income	0.7	1.0	1.3	4.2
Stock-based compensation	(7.3)	(5.3)	(10.1)	(7.7)
Corporate retirement benefits	(1.6)	(1.8)	(3.3)	(3.8)
Corporate and other	(5.8)	(5.1)	(11.4)	(10.0)
Unusual items (see Note 11)	(3.7)	—	(18.6)	—
Income before income taxes	$61.0	$53.5	$84.7	$96.2

The following table summarizes customers that represented more than 10% of net sales:

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Lockheed Martin	31%	32%	29%	33%
NASA	19	23	22	23
Raytheon Technologies Corporation	18	17	17	17

Note 11. Unusual Items
The following table presents total unusual items in the unaudited condensed consolidated statements of operations:

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
	(In millions)
Unusual items
Merger costs (component of other expense, net)	$6.1	$—	$13.6	$—
Loss on debt	0.5	—	9.6	—
Legal related matter (component of other expense, net)	—	1.8	—	1.8
	$6.6	$1.8	$23.2	$1.8
In the six months ended June 30, 2021, the Company recorded $13.6 million of costs associated with the Merger. See Note 1 for additional information. The components of the Merger costs are as follows (in millions):

Legal	$7.4
Employee compensation (including $2.2 million of recurring employee costs)	5.3
Consulting and other professional costs	0.9
$13.6
In the six months ended June 30, 2021, the Company settled $141.8 million of its 2¼% Notes as a result of receiving conversion notices from the holders of the 2¼% Notes. The principal amount of $141.8 million was settled in cash and the conversion premium was settled in 2.7 million common shares. The Company incurred a pre-tax charge of $9.6 million in the six months ended June 30, 2021, associated with the settlement of the 2¼% Notes.

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
On March 9, 2021, the stockholders of the Company voted in favor of approving the Merger Agreement at a special meeting. Closing of the Merger is anticipated to occur in the fourth quarter of 2021, subject to receipt of regulatory approval under the Hart Scott Rodino Antitrust Improvements Act of 1976, as amended, and satisfaction of other closing conditions specified in the Merger Agreement.
Financial Highlights
A summary of the significant financial highlights for the three and six months ended June 30, 2021, which management uses to evaluate our operating performance and financial condition, is presented below.

	Three months ended June 30,		Six Months ended June 30,
	2021	2020	2021	2020
	(In millions, except percentage and per share amounts)
Net sales	$556.9	$512.4	$1,053.0	$988.5
Net income	45.0	39.2	63.1	70.6
Net income as a percentage of net sales	8.1%	7.7%	6.0%	7.1%
Adjusted Net Income (Non-GAAP measure*)	49.1	38.5	78.3	67.9
Adjusted Net Income (Non-GAAP measure*) as a percentage of net sales	8.8%	7.5%	7.4%	6.9%
Earnings Per Share ("EPS") - Diluted	0.54	0.47	0.77	0.84
Adjusted EPS (Non-GAAP measure*)	0.59	0.46	0.96	0.81
Adjusted EBITDAP (Non-GAAP measure*)	86.6	76.3	145.1	138.7
Adjusted EBITDAP (Non-GAAP measure*) as a percentage of net sales	15.6%	14.9%	13.8%	14.0%
Cash provided by operating activities	89.6	144.7	20.2	127.6
Free cash flow (Non-GAAP measure*)	81.1	131.5	7.9	111.4
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
Some of the significant challenges we face are as follows: uncertainty associated with the COVID-19 pandemic and the actions taken by governments, companies, and individuals in response, including the distribution and efficacy of vaccines (including against evolving variants), dependence upon U.S. government programs and contracts, future reductions or changes in U.S. government spending in our markets, environmental matters, capital structure, underfunded pension plan, and cyber security.
COVID-19
During the six months ended June 30, 2021, there was minimal adverse impact to our financial results and operations as a result of the COVID-19 outbreak. The safety and welfare of our employees remains our top priority, and throughout the year, we have continued to operate within our established safety protocols, which include selected and site-specific work and travel restrictions, in addition to other measures intended to reduce the spread of COVID-19. We have also continued to evaluate new opportunities to protect our employees. Although we have not experienced significant absenteeism or supply chain disruption, the extent to which the COVID-19 pandemic impacts our future financial results depends on future developments which are highly uncertain and cannot be predicted, including new information and COVID-19 variants which may emerge impacting the severity of the pandemic and the actions being taken to contain and treat it, including the distribution of a vaccine, and other indirect effects that may come as a result of actions taken by governments, companies, and individuals in response to the pandemic and its economic impact.
As a defense industrial-base U.S. government contractor, we are considered an essential business by the U.S. and state governments and we continue to operate as such during the COVID-19 pandemic. We are taking a variety of measures to maintain the availability and functionality of our critical infrastructure, to promote the safety and security of our employees and to support the communities in which we operate. In making decisions regarding our operations, we take into account public and private sector policies and initiatives to reduce the transmission of COVID-19, such as the adoption of mask-wearing protocols, enhanced cleaning protocols and health monitoring, as well as the imposition of travel restrictions, the promotion of social distancing, and the adoption of work-from-home requirements for employees where practicable. All of these policies and initiatives could impact our operations. Due to the evolving nature of the COVID-19 pandemic, corresponding U.S. government policies, and the uncertainty relating to vaccination rates and vaccine efficacy against new COVID-19 variants, we are not able at this time to estimate its full impact on our financial results and operations.
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
The following table summarizes end user net sales to the U.S. government and its agencies, including net sales to significant customers disclosed below:

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
U.S. government	97%	96%	97%	96%
Non U.S. government	3	4	3	4
The following table summarizes the percentages of net sales for significant programs, all of which are included in the U.S. government sales and are comprised of multiple contracts:

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
RS-25	16%	19%	19%	19%
Standard Missile	14	14	13	13
Patriot Advanced Capability-3 ("PAC-3")	10	9	8	9
Terminal High Altitude Area Defense ("THAAD")	8	10	8	11
The following table summarizes customers that represented more than 10% of net sales, each of which involves sales of several product lines and programs:

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Lockheed Martin	31%	32%	29%	33%
NASA	19	23	22	23
Raytheon Technologies Corporation	18	17	17	17
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
Environmental Matters
Our current and former business operations are subject to, and affected by, federal, state, and local environmental laws and regulations relating to the discharge, treatment, storage, disposal, investigation, and remediation of certain materials, substances, and wastes. Our policy is to conduct our business with due regard for the preservation and protection of the environment. We continually assess compliance with these regulations and we believe our current operations are materially in compliance with all applicable environmental laws and regulations as of June 30, 2021.
The following table summarizes our recoverable amounts, environmental reserves, and range of liability, as of June 30, 2021:

	Recoverable Amounts (1)	Environmental Reserves	Estimated Range of Liability
	(In millions)
Sacramento	$182.0	$206.7	$206.7 - $331.5
Baldwin Park Operable Unit	61.5	69.9	69.9 - 84.5
Other Aerojet Rocketdyne sites	11.9	12.0	12.0 - 21.4
Other sites	0.8	5.2	5.2 - 6.6
Total	$256.2	$293.8	$293.8 - $444.0
_____
(1)Excludes the receivable from Northrop Grumman Corporation ("Northrop") of $43.5 million as of June 30, 2021, related to environmental costs already paid (and therefore not reserved) by us in prior years and reimbursable under our agreement with Northrop.
Environmental remediation costs are primarily incurred by our Aerospace and Defense segment, and certain of these costs are recoverable from our contracts with the U.S. government. We currently estimate approximately 12% of our future Aerospace and Defense segment environmental remediation costs will not likely be reimbursable and are expensed.
Capital Structure
We have a substantial amount of debt for which we are required to make interest and principal payments. Interest on long-term financing is not a recoverable cost under our U.S. government contracts. As of June 30, 2021, we had $484.5 million of debt outstanding.

Retirement Benefits
The American Rescue Plan Act of 2021 ("ARPA") that was signed into law on March 11, 2021, provided funding relief to sponsors of defined benefit pension plans. In line with provisions of ARPA, we expect to make cash contributions of approximately $18 million to our tax-qualified defined benefit pension plan in 2021. We generally are able to recover contributions related to our tax-qualified defined benefit pension plan as allowable costs on our U.S. government contracts, but there are differences between when we contribute to our tax-qualified defined benefit pension plan under pension funding rules and when it is recoverable under CAS.
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
Results of Operations
Net Sales:

	Three months ended June 30,			Six months ended June 30,
	2021	2020	Change*	2021	2020	Change**
	(In millions)
Net sales	$556.9	$512.4	$44.5	$1,053.0	$988.5	$64.5
* Primary reason for change. The increase in net sales was primarily driven by the Ground Based Strategic Deterrent ("GBSD") and Army Tactical Missile Systems ("ATACMS") programs partially offset by a decline on the THAAD program.
** Primary reason for change. The increase in net sales was primarily driven by the GBSD, RS-25, and ATACMS programs partially offset by declines on the THAAD and PAC-3 programs.
Cost of Sales (exclusive of items shown separately below):

	Three months ended June 30,			Six months ended June 30,
	2021	2020	Change*	2021	2020	Change**
	(In millions, except percentage amounts)
Cost of sales (exclusive of items shown separately below)	$446.1	$415.2	$30.9	$864.1	$810.1	$54.0
Percentage of net sales	80.1%	81.0%		82.1%	82.0%
* Primary reason for change. The decrease in cost of sales as a percentage of net sales was primarily driven by favorable contract performance on the RS-68 program.
** Primary reason for change. Cost of sales as a percentage of net sales was comparable with the prior year period.

Selling, General and Administrative Expense ("SG&A"):

	Three months ended June 30,			Six months ended June 30,
	2021	2020	Change*	2021	2020	Change*
	(In millions, except percentage amounts)
Components of SG&A:
SG&A excluding stock-based compensation	$6.3	$5.4	$0.9	$12.5	$12.1	$0.4
Stock-based compensation	7.3	5.3	2.0	10.1	7.7	2.4
SG&A	$13.6	$10.7	$2.9	$22.6	$19.8	$2.8
Percentage of net sales	2.4%	2.1%		2.1%	2.0%
Percentage of net sales excluding stock-based compensation	1.1%	1.1%		1.2%	1.2%
* Primary reason for change. The increase in SG&A expense was primarily driven by stock-based compensation as a result of increases in the fair value of the stock appreciation rights in the current period.
Depreciation and Amortization:

	Three months ended June 30,			Six months ended June 30,
	2021	2020	Change*	2021	2020	Change*
	(In millions)
Components of depreciation and amortization:
Depreciation	$11.7	$13.3	$(1.6)	$22.9	$26.4	$(3.5)
Amortization	3.3	3.4	(0.1)	6.6	6.8	(0.2)
Accretion	0.7	0.7	—	1.4	1.4	—
Depreciation and amortization	$15.7	$17.4	$(1.7)	$30.9	$34.6	$(3.7)
* Primary reason for change. The decrease in depreciation and amortization expense was primarily due to the completion of depreciation expense associated with the enterprise resource planning system which was placed into service in June 2013.
Other Expense (income), net:

	Three months ended June 30,			Six months ended June 30,
	2021	2020	Change*	2021	2020	Change*
	(In millions)
Other expense (income), net	$7.2	$0.1	$7.1	$15.3	$(2.1)	$17.4
* Primary reason for change. The increase in other expense, net was primarily due to costs associated with the Merger (see Note 11 of the Notes to Unaudited Condensed Consolidated Financial Statements).
Retirement Benefits Expense:

	Three months ended June 30,			Six months ended June 30,
	2021	2020	Change*	2021	2020	Change*
	(In millions)
Components of retirement benefits expense:
Interest cost on benefit obligation	$8.5	$10.8	$(2.3)	$17.0	$21.6	$(4.6)
Expected return on assets	(15.4)	(15.1)	(0.3)	(30.7)	(30.2)	(0.5)
Amortization of prior service costs	0.1	—	0.1	0.1	0.1	—
Amortization of net losses	15.2	13.4	1.8	30.5	26.8	3.7
Retirement benefits expense	$8.4	$9.1	$(0.7)	$16.9	$18.3	$(1.4)

* Primary reason for change. The decrease in retirement benefits expense was primarily due to lower interest costs on the benefit obligation, partially offset by higher actuarial losses in the current period as a result of a decrease in the discount rate used to calculate the benefit obligation at December 31, 2020.
Loss on debt:

	Three months ended June 30,			Six months ended June 30,
	2021	2020	Change	2021	2020	Change*
	(In millions)
Loss on debt	$0.5	$—	$0.5	$9.6	$—	$9.6
* Primary reason for change. In the six months ended June 30, 2021, we settled $141.8 million of our 2¼% Notes as a result of receiving conversion notices from the holders of the 2¼% Notes. The principal amount of $141.8 million was settled in cash and the conversion premium was settled in 2.7 million common shares. We incurred a pre-tax charge of $9.6 million in the six months ended June 30, 2021, associated with the settlement of the 2¼% Notes.
Interest Income:

	Three months ended June 30,			Six months ended June 30,
	2021	2020	Change	2021	2020	Change*
	(In millions)
Interest income	$0.7	$1.0	$(0.3)	$1.3	$4.2	$(2.9)
* Primary reason for change. The decrease in interest income was primarily due to lower average cash balances and market rates.
Interest Expense:

	Three months ended June 30,			Six months ended June 30,
	2021	2020	Change*	2021	2020	Change*
	(In millions)
Components of interest expense:
Contractual interest and other	$3.6	$4.9	$(1.3)	$7.2	$10.9	$(3.7)
Amortization of debt discount and deferred financing costs	1.5	2.5	(1.0)	3.0	4.9	(1.9)
Interest expense	$5.1	$7.4	$(2.3)	$10.2	$15.8	$(5.6)
*Primary reason for change. The decrease in interest expense was primarily due to (i) the settlement of $141.8 million of our 2¼% Notes during the six months ended June 30, 2021, and (ii) lower variable interest rates and average obligations on our senior secured senior credit facility (the "Senior Credit Facility").
Income Taxes:
The income tax provision was as follows:

	Six months ended June 30,
	2021	2020
	(In millions)
Income tax provision	$21.6	$25.6
In the six months ended June 30, 2021, the income tax provision was $21.6 million for an effective tax rate of 25.5%. Our effective tax rate differed from the 21% statutory federal income tax rate primarily due to state income taxes and certain expenditures which are permanently not deductible for tax purposes, partially offset by the impact of Research and Development ("R&D") credits.
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
Aerospace and Defense Segment

	Three months ended June 30,			Six months ended June 30,
	2021	2020	Change*	2021	2020	Change**
	(In millions, except percentage amounts)
Net sales	$556.0	$511.9	$44.1	$1,051.5	$986.3	$65.2
Segment performance	84.1	72.5	11.6	137.6	130.3	7.3
Segment margin	15.1%	14.2%		13.1%	13.2%
* Primary reason for change. The increase in net sales was primarily driven by the GBSD and ATACMS programs partially offset by a decline on the THAAD program.
The increase in segment margin was primarily driven by favorable contract performance on the RS-68 program.
** Primary reason for change. The increase in net sales was primarily driven by the GBSD, RS-25, and ATACMS programs partially offset by declines on the THAAD and PAC-3 programs.
Segment margin was comparable with the prior year period.
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

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Fixed-price	60%	61%	56%	61%
Cost-reimbursable	40	39	44	39
During the three months ended June 30, 2021, we had $24.0 million of net favorable changes in contract estimates on operating results before income taxes compared with net favorable changes of $15.7 million during the three months ended June 30, 2020. During the six months ended June 30, 2021, we had $21.6 million of net favorable changes in contract estimates on operating results before income taxes compared with net favorable changes of $18.2 million during the six months ended June 30, 2020.
Real Estate Segment

	Three months ended June 30,			Six months ended June 30,
	2021	2020	Change	2021	2020	Change*
	(In millions)
Net sales	$0.9	$0.5	$0.4	$1.5	$2.2	$(0.7)
Segment performance	(0.3)	(0.4)	0.1	(0.6)	(1.0)	0.4
* Primary reason for change. Net sales consist primarily of rental property operations. The decrease in net sales and segment performance were driven primarily by a decrease in new tenant starts as a result of the COVID-19 pandemic.
Backlog
As of June 30, 2021, our total remaining performance obligations, also referred to as backlog, totaled $6.7 billion compared with $6.7 billion as of December 31, 2020. We expect to recognize approximately 33%, or $2.2 billion, of the remaining performance obligations as sales over the next twelve months, an additional 24% the following twelve months, and 43% thereafter. A summary of our backlog is as follows:

	June 30, 2021	December 31, 2020
	(In billions)
Funded backlog	$3.0	$3.0
Unfunded backlog	3.7	3.7
Total backlog	$6.7	$6.7
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

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
	(In millions, except per share and percentage amounts)
Net income	$45.0	$39.2	$63.1	$70.6
Interest expense	5.1	7.4	10.2	15.8
Interest income	(0.7)	(1.0)	(1.3)	(4.2)
Income tax provision	16.0	14.3	21.6	25.6
Depreciation and amortization	15.7	17.4	30.9	34.6
GAAP retirement benefits expense	8.4	9.1	16.9	18.3
CAS recoverable retirement benefits expense	(9.5)	(11.9)	(19.5)	(23.8)
Unusual items	6.6	1.8	23.2	1.8
Adjusted EBITDAP	$86.6	$76.3	$145.1	$138.7
Net income as a percentage of net sales	8.1%	7.7%	6.0%	7.1%
Adjusted EBITDAP as a percentage of net sales	15.6%	14.9%	13.8%	14.0%

Net income	$45.0	$39.2	$63.1	$70.6
GAAP retirement benefits expense	8.4	9.1	16.9	18.3
CAS recoverable retirement benefits expense	(9.5)	(11.9)	(19.5)	(23.8)
Unusual items	6.6	1.8	23.2	1.8
Income tax impact of adjustments (1)	(1.4)	0.3	(5.4)	1.0
Adjusted Net Income	$49.1	$38.5	$78.3	$67.9

Diluted EPS	$0.54	$0.47	$0.77	$0.84
Adjustments	0.05	(0.01)	0.19	(0.03)
Adjusted EPS	$0.59	$0.46	$0.96	$0.81

Diluted weighted average shares, as reported and adjusted	82.5	82.1	81.3	82.6
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

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
	(In millions)
Net cash provided by operating activities	$89.6	$144.7	$20.2	$127.6
Capital expenditures	(8.5)	(13.2)	(12.3)	(16.2)
Free Cash Flow	$81.1	$131.5	$7.9	$111.4
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
Liquidity and Capital Resources
The following table summarizes the changes in cash, cash equivalents and restricted cash:

	Six months ended June 30,
	2021	2020
	(In millions)
Net cash provided by operating activities	$20.2	$127.6
Net cash used in investing activities	(14.2)	(41.2)
Net cash used in financing activities	(584.2)	(15.1)
Net decrease in cash, cash equivalents and restricted cash	$(578.2)	$71.3
Net Cash Provided by Operating Activities
The decrease in cash provided by operating activities for the six months ended June 30, 2021, compared with the six months ended June 30, 2020, was primarily due to an increase in accounts receivable due to the timing of sales and billing during the current period and an increase in income taxes paid, partially offset by improved cash flow from the timing of vendor payments.

Net Cash Used in Investing Activities
During the six months ended June 30, 2021 and 2020, we had capital expenditures of $12.3 million and $16.2 million, respectively.
During the six months ended June 30, 2021 and 2020, we had marketable securities purchases of $1.9 million and $25.0 million, respectively.
Net Cash Used in Financing Activities
During the six months ended June 30, 2021, we had dividend payments of $428.5 million.
During the six months ended June 30, 2021 and 2020, we had debt repayments of $155.8 million and $9.9 million, respectively. See a summary of our debt activity below.
During the six months ended June 30, 2021 and 2020, we had net proceeds (disbursements) from shares issued under our equity plans of $0.1 million and ($4.7) million, respectively.
Debt Activity and Covenants
The following table summarizes our debt principal activity:

	December 31, 2020	Principal Payments	June 30, 2021
	(In millions)
Term loan	$308.5	$(13.2)	$295.3
2 1/4% Notes	300.0	(141.8)	158.2
Finance leases	45.6	(0.8)	44.8
Total Debt Activity	$654.1	$(155.8)	$498.3
We were in compliance with our financial and non-financial covenants under the Senior Credit Facility as of June 30, 2021.
Outlook
Short-term liquidity requirements consist primarily of recurring operating expenses, including but not limited to costs related to our capital and environmental expenditures, company-funded R&D expenditures, debt service requirements, and retirement benefit plans. We believe that our existing cash and cash equivalents and availability under the Senior Credit Facility coupled with cash generated from our future operations will provide sufficient funds to meet our operating plan for the next twelve months. The operating plan for this period provides for full operation of our businesses, including interest and debt payments. As of June 30, 2021, we had $571.3 million of cash and cash equivalents as well as $622.4 million of available borrowings under our Senior Credit Facility. Based on our existing debt agreements, we were in compliance with our financial and non-financial covenants as of June 30, 2021. Our failure to comply with these covenants could result in an event of default that, if not cured or waived by the lenders, could result in the acceleration of the Senior Credit Facility and 2¼% Notes. In addition, our failure to pay principal and interest when due is a default under the Senior Credit Facility, and in certain cases, would cause a cross default on the 2¼% Notes.
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
The CARES Act was enacted on March 27, 2020, in response to the COVID-19 pandemic and the negative impacts that it is having on the global economy and U.S. companies. The CARES Act includes various financial measures to assist companies, including temporary changes to income and non-income-based tax laws. Through these provisions, as of June 30, 2021, we have delayed $21.4 million of payroll tax payments that otherwise would have been paid in 2020. Additionally, in accordance with the provisions of the CARES Act, we accelerated depreciation on qualified improvement property placed in service after December 31, 2017 for income tax purposes.
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
Borrowings
As of June 30, 2021, our debt principal excluding finance lease obligations totaled $453.5 million: $158.2 million, or 35%, was at a fixed rate of 2.25%; and $295.3 million, or 65%, was at a variable rate of 1.85%.
The following table summarizes the estimated fair value and principal amount for outstanding debt obligations excluding finance lease obligations:

	Fair Value		Principal Amount
	June 30, 2021	December 31, 2020	June 30, 2021	December 31, 2020
	(In millions)
Term loan	$287.2	$306.5	$295.3	$308.5
2 1/4% Notes	293.9	609.5	158.2	300.0
Total	$581.1	$916.0	$453.5	$608.5
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
The table below provides information about shares surrendered to the Company during the three months ended June 30, 2021, to pay employee withholding taxes due upon the vesting of restricted stock.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased under the Plans or Programs
April 1, 2021 through April 30, 2021	992	$47.74	—	—
May 1, 2021 through May 31, 2021	297	$47.10	—	—
June 1, 2021 through June 30, 2021	—	$—	—	—
Total	1,289	$47.59	—	—
On March 13, 2020, we announced that our Board of Directors authorized and approved a new share repurchase program allowing us to repurchase our outstanding common stock with an aggregate market value of up to $100 million over a period of up to 18 months; however, management has discretion as to whether any repurchases will be executed. The timing of any share repurchases will be based on available liquidity, cash flows and general market conditions. The repurchase program may be executed through various methods, including open market purchases or privately negotiated transactions. As of June 30, 2021, we have $48.3 million of market value remaining for repurchase under the program at management’s discretion.
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

Aerojet Rocketdyne Holdings, Inc.

Date:	July 26, 2021	By:	/s/ Eileen P. Drake
Eileen P. Drake
Chief Executive Officer and President
(Principal Executive Officer)

Date:	July 26, 2021	By:	/s/ Daniel L. Boehle
Daniel L. Boehle
Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)