Form 10-K
period 2021-12-31
AEROJET ROCKETDYNE HOLDINGS, INC.
filed 2022-02-18
CIK 40888

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2021
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
Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☒
The aggregate market value of the voting common equity held by nonaffiliates of the registrant as of June 30, 2021, was $3.9 billion.
As of February 11, 2022, there were 80,544,197 outstanding shares of the Company’s common stock, including unvested common shares, $0.10 par value.
Portions of the 2022 Proxy Statement of Aerojet Rocketdyne Holdings, Inc. relating to its annual meeting of stockholders are incorporated by reference into Part III of this Report.

Aerojet Rocketdyne Holdings, Inc.
Annual Report on Form 10-K
For the Year Ended December 31, 2021

Part I
Item 1. Business
Unless otherwise indicated or required by the context, as used in this Annual Report on Form 10-K ("Report"), the terms "we," "our," "us," and the "Company" refer to Aerojet Rocketdyne Holdings, Inc. and all of its subsidiaries that are consolidated in conformity with accounting principles generally accepted in the United States of America ("GAAP").
All statements in this Report other than historical information should be considered "forward-looking statements" as defined by Section 21E of the Private Securities Litigation Reform Act of 1995. These statements present (without limitation) the expectations, beliefs, plans, and objectives of management and future financial performance and assumptions underlying, or judgments concerning, the matters discussed in the statements. The words "believe," "estimate," "anticipate," "project," "expect," and "reliable" and similar expressions, are intended to identify forward-looking statements. Forward-looking statements involve certain risks, estimates, assumptions, and uncertainties, including with respect to the termination of the proposed merger with Lockheed Martin Corporation ("Lockheed Martin"), the continuity of the Company’s Board of Directors and management and their strategic oversight, the uncertainties arising from the coronavirus ("COVID-19") pandemic, future sales and activity levels, cash flows, contract performance, the outcome of litigation and contingencies, environmental remediation, availability of capital, and anticipated costs of capital. Important risk factors that could cause actual results or outcomes to differ from those expressed in the forward-looking statements are described in the section "Risk Factors" in Item 1A of this Report. Additional risk factors may be described from time to time in our future filings with the Securities and Exchange Commission ("SEC").
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
Terminated Merger Agreement
On December 20, 2020, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with Lockheed Martin and Mizar Sub, Inc., a wholly-owned subsidiary of Lockheed Martin ("Merger Sub"), pursuant to which each share of common stock of the Company would have been automatically converted into the right to receive cash in an amount equal to $51.00 per share, adjusted from $56.00 following the payment of a one-time cash dividend of $5.00 per share paid in March 2021 (the "Pre-Closing Dividend") and the Company would have become a wholly-owned subsidiary of Lockheed Martin (the "Merger").
On January 25, 2022, the Federal Trade Commission ("FTC") filed a complaint against the Company and Lockheed Martin in the FTC’s administrative court and a complaint in U.S. federal court seeking a preliminary injunction to stop the deal pending an administrative trial (the "FTC Litigation"). On February 13, 2022, Lockheed Martin notified the Company that it had elected to terminate the Merger Agreement. On February 14, 2022, pursuant to the parties’ joint motion, the administrative complaint and the U.S. federal court complaint were dismissed.
Aerospace and Defense
Aerojet Rocketdyne is a world-recognized technology-based engineering and manufacturing company that develops and produces specialized power and propulsion systems, as well as armament systems. We develop and manufacture liquid and solid rocket propulsion, air-breathing hypersonic engines, and electric power and propulsion for space, defense, civil and commercial applications. Principal customers and end users include the DoD (including the U.S. Air Force ("USAF"), U.S. Space Force, U.S. Army, Missile Defense Agency ("MDA"), and U.S. Navy), NASA, The Boeing Company ("Boeing"), Lockheed Martin, Raytheon Technologies Corporation ("Raytheon"), Northrop Grumman Corporation ("Northrop"), and United Launch Alliance ("ULA").
We have demonstrated a legacy of successfully meeting the most challenging missions by producing some of the world’s most technologically advanced propulsion systems to meet our nation's critical needs. We believe we maintain a unique competitive position due to our strategic focus on creating and maintaining a broad spectrum of propulsion and energetic products assisted by the growing market demand for our innovative energy management technologies. The highly reliable nature of our revenue comes from the long-term nature of the programs with which we are involved, our attractive contract base and our deep customer relationships. High renewal rates, supported by our market leading technology provide us with a highly stable business base from which to grow. As of December 31, 2021, our remaining performance obligations, also referred to as backlog, totaled $6.8 billion and our funded backlog, which includes only amounts for which funding has been authorized by a customer and a purchase order has been received, totaled $3.1 billion.

Primary Markets and Programs
The markets and key programs we serve are:
Aerospace. We specialize in the development and production of propulsion and power systems for space applications. Our products include a broad market offering of both electric and chemical propulsion, including liquid propellant engines and solid rocket motors required for launch vehicle and in-space applications supporting defense, civil and commercial missions.
Our space propulsion and power systems have a long and distinguished flight heritage with the U.S. government and commercial customers. We provide liquid propulsion for the first and upper stages of ULA’s Delta IV Heavy launch vehicle, as well as the liquid upper-stage propulsion for their Atlas V launch vehicle. ULA’s new Vulcan Centaur launch vehicle is expected to make its debut flight in 2022 and we will supply two RL10 upper-stage engines for each Vulcan Centaur mission.
In 2021, propulsion hardware supplied by us helped put the U.S.’s newest land imaging satellite, Landsat 9, into orbit and propulsion systems onboard the spacecraft will play an ongoing role in mission operations. The Landsat 9 launch featured four firings of our RL10 engine. Additionally, the fifth Space Based Infrared System Geosynchronous Earth Orbit satellite launched this year with our propulsion. This launch marked an important milestone for us as it was the first operational use of an RL10 engine equipped with 3D-printed components.
We continue to support the exploration of deep space. In 2021, NASA’s new mega Moon rocket, the Space Launch System ("SLS"), simultaneously hot-fired four of our RS-25 engines. The Mega rocket is being prepared for its first launch in 2022.
Our RS-25 main engines will help propel SLS during its initial phase of flight by providing over two million pounds of combined thrust. We will also provide the RL10 engine that propels the Interim Cryogenic Propulsion Stage, or the second stage, of the SLS. This engine provides the thrust needed to accelerate the Orion spacecraft towards the Moon.
During 2021, we were awarded a contract to deliver up to 20 new Orion Main Engines for future missions. Additionally, we completed an expansion of our Los Angeles facility to support production of new RS-25 engines and support NASA’s exploration needs for decades to come.
NASA’s first planetary defense mission, the Double Asteroid Redirection Test mission, also launched in 2021. The spacecraft, which will be flown head-on into an asteroid to see if it can change its orbit, includes both chemical and electric propulsion systems built by Aerojet Rocketdyne. NASA’s Evolutionary Xenon Thruster – Commercial ("NEXT-C"). NEXT-C successfully fired on orbit for the first time for two hours in late December 2021.
Our key space programs include: (i) RL10 engines that power ULA launch vehicles, (ii) RS-25 main and RL10 upper stage engines that power NASA’s SLS heavy-lift rocket for deep space exploration, (iii) propulsion for the Orion human spacecraft and the Starliner Commercial Crew Transportation Capability capsule, (iv) power systems for science missions, and (v) multiple electric and chemical propulsion systems that provide in-space maneuvering capability for spacecraft and satellites.
Defense. We specialize in the development and production of propulsion systems for defense applications including both solid and liquid propellant based systems, along with air-breathing (ramjet and hypersonic scramjet) systems for missile applications. The majority of these applications are the primary axial propulsion for missile systems. We also develop and manufacture liquid and solid divert and attitude control ("DACs") propulsion systems for missile defense applications. These are complex systems that provide multi-directional thrust and variable thrust levels to steer or control an intercept missile. Additionally, we develop and manufacture post-boost propulsion systems for strategic missiles. These systems provide directional control for ground and sea-based strategic missiles. Using our energetics expertise we also design, develop, and produce warhead/lethality systems for tactical missiles and stored chemical energy propulsion for torpedoes. Our products have been successfully fielded on multiple active U.S. and international weapon system platforms. The breadth of our applications includes tactical missiles, missile defense interceptors, hypersonic systems, strategic boosters and post-boost systems and torpedo propulsion for a variety of applications.
During 2021, we continued to expand our strong legacy propulsion franchises on the Standard Missile, Patriot Advanced Capability-3 ("PAC-3"), Terminal High Altitude Area Defense ("THAAD") and Guided Multiple Launch Rocket System ("GMLRS") missile programs, to include executing a three-year production contract with Lockheed Martin for PAC3 propulsion elements to include the Missile Segment Enhancement rocket motor, the Attitude Control Motors, and Lethality Enhancer. These franchise programs continue to be globally deployed in support of U.S. and allied armed forces.
In the hypersonic propulsion arena, we continued to advance the state of the art of air-breathing scramjet engines with tests that achieved record thrust levels in simulated hypersonic flight conditions. Our work on complementary air-breathing propulsion (ramjet/scramjet) for hypersonic missiles continued in 2021 with the completion of flight-ready engines.
In 2021, we were awarded engineering and manufacturing development contracts for various propulsion systems from both of the national teams working on the MDA's Next Generation Interceptor. This is a significant complement to the Ground Based Strategic Deterrent ("GBSD") work initiated in 2020 in both the post-boost and large solid propulsion areas.
Finally, in 2021, our Aerojet Rocketdyne Coleman Aerospace ("Coleman") business continued to expand its scope on the medium-range ballistic missile ("MRBM") target program with capture of significant propulsion system upgrades for future production which will provide more mission flexibility and capability.
A subset of our key defense programs include: (i) Boosters and Solid DACs for the Navy’s Standard Missile family, (ii) Booster and Liquid DACs for THAAD, (iii) PAC-3, (iv) GMLRS, (v) Stinger, (vi) Javelin, (vii) Tactical Tomahawk, (viii) Army Tactical Missile Systems ("ATACMS"), (ix) Tube-launched Optically-tracked Wire-guided ("TOW") warhead, and (x) GBSD.

Information concerning the percentage of net sales attributable to our significant programs appears in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations under the caption "Major Customers."
Competition
The competitive dynamics of our business vary by product type and customer, but we experience many of the same challenges as the broader aerospace and defense industry. The large majority of products we manufacture are highly complex, technically sophisticated and extremely difficult or hazardous to build, which require rigorous manufacturing systems and highly specialized manufacturing equipment. While historically these factors contributed to substantial barriers to entry, modern design tools and manufacturing techniques (such as additive manufacturing) are enabling new entrants with the funding to enter this industry, leading to increased competition. For example, competitors such as SpaceX and Blue Origin have developed propulsion systems for their space launch vehicles. These new competitors have signaled their intent to compete primarily on price and are willing to take on substantial risk exposure on development programs with unproven market potential and are, therefore, disrupting existing cost paradigms and manufacturing methodologies. Additionally, Northrop is a longstanding competitor for nearly all of the Company’s propulsion products. For in-space propulsion, customer demand for small satellites is rapidly expanding, and small satellites are increasingly displacing large satellites, which comprise the core end use for the Company’s in-space propulsion products. We see a number of new startups entering into the supply of both chemical propulsion and electric propulsion systems for small satellites. In missiles and missile defense systems, the U.S. government has utilized its resources to facilitate entry and expansion by propulsion suppliers in order to shore up the U.S. rocket propulsion industrial base. For example, the Naval Surface Warfare Center has partnered with both Nammo Energetics Indian Head ("Nammo") and MBDA Incorporated ("MBDA") to support the development of solid propulsion, and the Defense Advanced Research Projects Agency and Air Force Research Laboratory have awarded Small Business Innovation Research contracts to Innoveering, LLC in support of its air-breathing hypersonic propulsion development.
The following table lists significant participants in the propulsion market (in alphabetical order):

Parent Company	Propulsion Type
Aerojet Rocketdyne Holdings, Inc.	Solid, liquid, air-breathing, electric
ArianeGroup	Solid, liquid, electric
Avio S.p.A	Solid, liquid
Busek Co. Inc.	Electric
Blue Origin	Liquid
Fakel	Liquid
Frontier	Liquid
General Dynamics	Solid
IHI Aerospace	Liquid, electric
Innoveering, LLC	Air-breathing
MBDA	Solid
Moog Inc.	Liquid
Nammo	Solid, liquid
Northrop	Solid, liquid, air-breathing
Safran	Electric
SpaceX	Liquid, electric
Voyager Space	Solid
Industry Overview
Our primary aerospace and defense customers include DoD, NASA, and the prime contractors that supply products to these customers. We rely on U.S. government funding for aerospace and defense and our backlog depends, in large part, on the continued funding by the U.S. government for these programs. While Government Fiscal Year ("GFY") 2021 funding provided by the Consolidated Appropriations Act, 2021 (Public Law 116-260) expired on September 30, 2021, the Congress passed and the President signed into law two consecutive Continuing Resolutions. The Fiscal Year 2022 Extending Funding and Emergency Assistance Act (Public Law 117-43) extended GFY 2021 funding levels through December 3, 2021, and, subsequently, the Further Extending Government Funding Act (Public Law 117-70), extends GFY 2021 funding levels through February 18, 2022. Disruptions to our customer’s facilities or delays in supply chain as a result of COVID-19 could delay or decrease expenditures by U.S. government agencies. Such a decrease in DoD and/or NASA expenditures, the elimination or curtailment of a program in which we are or hope to be involved, or changes in payment patterns of our customers as a result of changes in U.S. government outlays, could have a material adverse effect on our operating results, financial condition, and/or cash flows.
Major Customers
Information concerning major customers appears in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations under the caption "Major Customers."

Contract Types
Research and development ("R&D") contracts are awarded during the early stages of a program’s development. Production contracts provide for the production and delivery of mature products for operational use. Our contracts are largely categorized as either "fixed-price" (largely used by the U.S. government for production-type contracts) or "cost-reimbursable" (largely used by the U.S. government for development-type contracts). During 2021, approximately 57% of our net sales were from fixed-price contracts and 43% from cost-reimbursable contracts.
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
In addition, Other Transaction Agreement ("OTA") contracts are becoming more prevalent in the developmental stages of U.S. government procurements. An OTA is a special vehicle used by federal agencies for obtaining or advancing R&D or prototypes. The U.S. government's procurement regulations and certain procurement statutes do not apply to OTAs, and accordingly, other transaction authority gives agencies the flexibility necessary to develop agreements tailored to a particular transaction. Generally, our sales and backlog figures do not include work we have under contracts obligated by the customer under an OTA as our share of the contract costs are recognized as company-funded R&D.
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
Real Estate
We own 11,277 acres of land adjacent to U.S. Highway 50 between Rancho Cordova and Folsom, California east of Sacramento ("Sacramento Land"). Acquired in the early 1950s and historically used for our aerospace and defense operations, large portions were used solely to provide safe buffer zones around hazardous operations. Modern changes in propulsion technology coupled with the relocation of our propulsion operations led us to determine large portions of the Sacramento Land were no longer needed for operations. Consequently, our plan has been to re-entitle the Sacramento Land for new uses and explore various opportunities to optimize its value.
The Sacramento Land is made up of 5,203 acres previously used for our aerospace and defense operations, 628 acres available for future entitlement, and 5,446 acres for future development under the brand name "Easton". Easton has 3,904 acres that are fully entitled. The term "entitlement" is generally used to denote the required set of regulatory approvals required to allow land to be zoned for new requested uses. Required regulatory approvals vary with each jurisdiction and each zoning proposal and may include permits, land use master plans, zoning designations, state and federal environmental documentation, and other regulatory approvals unique to the land. The entitlement and development process in California is long and uncertain with approvals required from various authorities, including local jurisdictions, and in select projects, permits required by federal agencies such as the U.S. Army Corps of Engineers and the U.S. Department of Interior, Fish and Wildlife Service, and others prior to construction.
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
The following table summarizes the Sacramento Land (in acres):

	Environmentally Unrestricted	Environmentally Restricted (1)	Total	Entitled
Glenborough and Easton Place	1,043	349	1,392	1,392
Rio del Oro	1,818	491	2,309	2,309
Westborough	1,270	272	1,542	—
Hillsborough (2)	51	97	148	148
Office Park and Auto Mall	47	8	55	55
Total Easton acreage	4,229	1,217	5,446	3,904
Former operations land (3)	24	5,179	5,203
Land available for future entitlement (4)	386	242	628
Total Sacramento Land	4,639	6,638	11,277
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
Leasing
We currently lease office space to various third parties that generated $2.5 million in revenue in 2021.
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
We did not incur material capital expenditures for environmental control facilities in 2021 nor do we anticipate any material capital expenditures in 2022 and 2023. See Management’s Discussion and Analysis in Part II, Item 7 "Environmental Matters" and "Environmental Reserves and Estimated Recoveries " of this Report for additional information.
Additional information on the risks related to environmental matters can be found under "Risk Factors" in Item 1A of this Report, including the material effects on compliance with environmental regulations that may impact our competitive position and operating results.
Employees
As of December 31, 2021, 8% of our 5,000 employees were covered by collective bargaining agreements. We believe that our relations with our employees and unions are good. Our workforce, along with their commitment to our values, provides the foundation of our Company’s success.
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
Retention – The labor market has been impacted by the COVID-19 pandemic and other global economic factors, causing more competition among employers, including us, and making it more difficult to find and retain quality employees. We are also periodically subject to our competitors seeking to entice our employees to leave the Company. Ongoing uncertainty surrounding internal governance matters and other recent developments, including the termination of the Merger Agreement with Lockheed Martin, have also impacted our ability to retain qualified employees at various levels within the Company. In keeping with our values discussed in the preceding paragraphs, we continue to see our employees as a significant asset and are working to encourage employee retention.
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
Risks Related to the Merger and Other Recent Developments
Failure to complete the Merger with Lockheed Martin has negatively impacted, and could continue in the future to negatively impact the price of our common stock, as well as our future business and financial results.
On December 20, 2020, we entered into the Merger Agreement, pursuant to which Lockheed Martin agreed to acquire us, as described in Part I, Item 1 of this Report. On January 25, 2022, the FTC filed a complaint against the Company and Lockheed Martin in the FTC’s administrative court and a complaint in U.S. federal court seeking a preliminary injunction to stop the FTC Litigation. On February 13, 2022, Lockheed Martin notified the Company that it had elected to terminate the Merger Agreement. On February 14, 2022, pursuant to the parties’ joint motion, the administrative complaint and U.S. federal court complaint were dismissed.
As a result of the failure to complete the Merger, our involvement in the Merger negatively impacted our business in a variety of ways. For example, the market price of our common stock has fluctuated significantly as a result of developments with respect to the Merger and the reaction of financial markets to those developments. During the time we were pursuing the proposed merger, some of management's attention was directed to the Merger instead of being directed to our own operations and the pursuit of other opportunities that could have been beneficial to us. Uncertainty surrounding the Company’s future ownership may negatively impact how customers, suppliers, and other third parties perceive us and our business, which in turn could affect our ability to compete for business. Similarly, uncertainty surrounding the Company’s future ownership impacted some employees’ perception of the Company and their ongoing employment prospects.
In addition, neither the Company nor the holders of our common stock realized the significant premium on the price of the Company’s common stock that would have been payable in the Merger. Moreover, we have nevertheless incurred substantial transaction-related fees and costs, including payment of the Pre-Closing Dividend and the loss of management time and resources. Payment of those costs has resulted in the Company having less cash on hand, which could adversely affect our operating results.
As a result of the failure to close the proposed Merger, stockholders may lack confidence in the Company and its ability to execute on future strategies and operations, and other strategic buyers may be more hesitant or unwilling to consider us as an acquisition target.
Expenses related to the Merger have been and may continue to be significant, and will adversely affect our operating results.
We have incurred significant expenses in connection with the Merger, including legal and investment banking fees, and fees related to the FTC Litigation. Despite termination of the Merger Agreement under circumstances not requiring payment of a termination fee to Lockheed Martin, we expect to continue to incur related expenses as we re-focus on operating as an independent company. We expect these costs to have an adverse effect on our operating results.
Uncertainties associated with termination of the Merger Agreement and internal governance matters may cause a loss of management and other key employees and disrupt our business relationships, which could adversely affect our business.
Termination of the Merger Agreement and uncertainty about the effect of internal governance matters may have an adverse effect on our business and our relationships with customers and suppliers. These uncertainties may impair our ability to attract, retain and motivate key personnel. Employee retention may be particularly challenging during the uncertainty created by failure of the Merger. If key employees depart as we face additional uncertainties relating to internal governance matters, our business relationships may be subject to disruption as customers, suppliers and other third parties attempt to negotiate changes in existing business relationships or consider entering into business relationships with parties other than the Company. If key employees depart or if our existing business relationships suffer, our results of operations may be adversely affected.
Termination of the Merger Agreement and circumstances surrounding the FTC Litigation could discourage another potential acquirer of us.
The FTC’s objection to the Merger, its decision to file suit to block the Merger, and Lockheed Martin’s decision to terminate the Merger Agreement could discourage other potential third-party acquirers that might have an interest in acquiring all or a significant portion of us from considering or proposing that acquisition, or might otherwise result in a potential third-party acquirer proposing to pay a lower price to our stockholders than they might otherwise have proposed to pay due to the added uncertainty regarding regulatory approval of any potential transaction.
Payment of the Pre-Closing Dividend resulted in a significant outflow of cash and was not conditioned upon the closing of the Merger, which means that the Company is operating with less liquidity than was previously available to us and will continue to operate with less liquidity due to failure to complete the Merger.
The Pre-Closing Dividend was declared by the Board of Directors in connection with the announcement of the Merger. The Pre-Closing Dividend was paid on March 24, 2021, and resulted in a payment of $428.8 million in 2021. As a result, we have been, and will continue to be, required to operate the business with less cash on hand than we would have had if the Pre-Closing Dividend had not been paid. This decrease in liquidity could have an adverse effect on our operating results and financial condition as we continue to operate as an independent company.
Our stock price is subject to fluctuations.
The trading price of our common stock has been and may continue to be volatile. Our stock price has fluctuated in response to a number of events and factors, such as termination of the Merger Agreement, the FTC Litigation, internal governance matters, general economic and financial conditions, our own quarterly variations in operating results, changes in financial estimates and recommendations by securities analysts, changes in applicable laws or regulations, changes affecting our industry, and other events impacting our business. The stock market in general has experienced extreme volatility that may be unrelated to the operating performance of a particular company. These broad market and industry fluctuations may adversely affect the price of our common stock, regardless of our operating performance.
The termination of the Merger Agreement, and uncertainty regarding the ongoing litigation involving directors, deliberation and dialogue regarding director nominations, and other internal governance matters have exacerbated the volatility of our stock price. These matters distract management from their day-to-day responsibilities and can be disruptive to our business operations, as well as the overall strategic direction of the Company. In addition, our Board of Directors is comprised of eight directors, and the failure to achieve a majority vote with respect to proposed corporate action has prevented, and may in the future continue to prevent, the Company from taking certain actions. We expect developments to continue with respect to these matters and it is not possible to anticipate what such developments will be or how they will impact our stock price.

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
Sales, directly and indirectly, to the U.S. government and its agencies accounted for approximately 96% of our total net sales in 2021. Our contracts typically permit the U.S. government to unilaterally modify or terminate a contract or to discontinue funding for a particular program at any time. The cancellation of a contract, if terminated for cause, could also subject us to liability for the excess costs incurred by the U.S. government in procuring undelivered items from another source. If terminated for convenience under a fixed-price type contract, typically we would be entitled to receive the purchase price for delivered items, reimbursement for allowable costs for work-in-process and an allowance for profit on the contract or adjustment for loss if completion of performance would have resulted in a loss. If terminated for convenience under a cost-reimbursable contract, typically we would be entitled to reimbursement of allowable costs plus a portion of the fee where allowable costs include our cost to terminate agreements with our suppliers and subcontractors. The amount of the fee recovered, if any, is related to the portion of the work accomplished prior to termination and is determined by negotiation.
In addition, we attempt to ensure that adequate funds are available by notifying the customer when its estimated costs, including those associated with a possible termination for convenience, approach levels specified as being allotted to its programs. Funds are typically appropriated on a fiscal year basis and costs of a termination for convenience may exceed the costs of continuing a program in a given fiscal year; however, programs occasionally do not have sufficient funds appropriated to cover the government’s termination liability if the government were to terminate them for convenience.
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
The supply of ammonium perchlorate, a principal raw material used in solid propellant for many years, has been limited to a domestic independent single source that supplies the majority of the domestic solid propellant industry, and actual pricing is based on the total industry demand. The completion of the Space Shuttle Program reduced demand, resulting in significant unit price increases. The abnormal escalation pricing language in our contracts and proposals may not be successful in passing the entire price increase on to the customer or may have a reduced profit margin as a result of any such price increase. Efforts to minimize impacts through contracting levers may not be successful or sustainable.
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
An emerging challenge to the extended supply chain is U.S. government contracting regulations to comply with stringent cyber security regulations that may influence the cost of material and services on U.S. government contracts. Further, the MDA requirement to pre-approve supplier background screening processes of personnel that will have access to "controlled unclassified information" and separately approve any supplier personnel with dual citizenship has been challenging due to delays at MDA in approving requests which will potentially impact the award of subcontracts while approval is pending. Cyber security requirements from the U.S. government continue to evolve and continue to be a challenge as some small key/critical suppliers may not have the capability or infrastructure to support the requirements.
We have closely monitored the impacts of the COVID-19 pandemic on our supply chain. Several short term impacts were identified and mitigated, and we worked with suppliers who had staffing shortages. We identified a handful of components that had a wider reaching impact and continue to monitor the status on the impacted programs and products. Similarly, we are evaluating potential impacts from the Safer Federal Workforce Task Force guidance as we implement the guidelines.
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
•if our land use plans are approved by the appropriate governmental authorities, we may face lawsuits from those who oppose such plans (such lawsuits and the costs associated with such opposition could be material and have an adverse effect on our ability to sell property or realize income from our projects); and
•the time frame required for approval of our plans means that we may have to wait years for a significant cash return.
Our results of operations and financial position may be negatively impacted by the COVID-19 pandemic, and the resulting economic disruption.
The World Health Organization declared COVID-19 a pandemic on March 11, 2020. Subsequently, all the states and local governments in communities where we operate issued various state of emergency decrees or "Stay at Home" orders restricting non-essential business activities. As a defense industrial-base U.S. government contractor, we are considered an essential business by the U.S. and state governments and we continue to operate as such during the COVID-19 pandemic. U.S., state, and local government restrictions continue to evolve, and the risk of future outbreaks or exposure of our workforce to COVID-19, which may impact employee health and absenteeism, remains uncertain. New strains of the virus have resulted in new outbreaks, and this could continue in the future as additional strains evolve. The efforts being undertaken to combat the virus may not be as successful or effective as intended. In September 2021, President Biden issued an Executive Order requiring all covered employees of covered federal contractors and subcontractors to be vaccinated against COVID-19, except in limited circumstances where an employee is legally entitled to an accommodation. The vaccination requirements initially were incorporated into some new government contracts, but effective December 7, 2021, a nationwide injunction paused enforcement of the requirement. We updated our policies and procedures to account for these requirements, but there can be no assurance that our updated policies and procedures will result in complete compliance in light of the uncertainty surrounding the enforceability of the Executive Order. The extent to which these requirements may impact our business remains uncertain, but may cause, among other things, reduced employee morale, the loss of employees and inability to maintain a sufficient workforce, litigation related to any vaccination requirements, production delays, increased costs, supply chain disruptions, inability to perform under our contracts and other business disruptions, all of which could have an adverse impact on our business operations and financial results. In addition, certain states in which we operate have proposed or enacted legislation that may be in conflict or hinder our ability to comply with our contractual obligations to implement these requirements and, if we are unable to comply with federal mandates or our contractual obligations, our business operations and financial results could be adversely affected.
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
In 2021, approximately 57% of our net sales were from fixed-price contracts, most of which are in mature production mode. Under fixed-price contracts, we agree to perform specified work for a fixed price and realize all of the profit or loss resulting from variations in the costs of performing the contract. As a result, all fixed-price contracts involve the inherent risk of unreimbursed cost overruns. To the extent we incur unanticipated cost overruns on a program or platform subject to a fixed-price contract, our profitability would be adversely affected. Future profitability is subject to risks including the ability of suppliers to deliver components of acceptable quality on schedule and the successful implementation of automated tooling in production processes.
In 2021, approximately 43% of our net sales were from cost reimbursable contracts. Under cost reimbursable contracts, we agree to be reimbursed for allowable costs and paid a fee. When our costs are in excess of the final target cost, fees and our margin may be adversely affected. If our costs exceed authorized contract funding or do not qualify as allowable costs under applicable regulations, those costs are expensed, and we will not be reimbursed for those costs. Cost overruns may adversely affect our financial performance and our ability to win new contracts.
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
We are dependent on various critical information technologies, including cyber security functions, administered and supported by third party service providers. The use of third party service providers, or disagreements with such providers over the scope and nature of their services, can cause unexpected security vulnerabilities, loss of control and additional costs in the delivery of information services and data storage. Any disruption of our information technology infrastructure may cause operational stoppages, fines, penalties, diminished competitive advantages through reputational damages and increased operational costs. Additionally, we may incur additional costs to comply with our customers', including the U.S. government's, increased cyber security protections and standards in our products.
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
•impacts of natural or people disasters;
•changes in interest rates; and
•real estate tax rates.
If unfavorable economic or other conditions affect the region, our plans and business strategy could be adversely affected.
In order to be successful, we must attract and retain key personnel.
Our business has a continuing need to attract and retain large numbers of skilled personnel, including personnel holding security clearances, to support the growth of the enterprise and to replace individuals who have terminated employment due to retirement or for other reasons. To the extent that the demand for qualified personnel exceeds supply, we could experience higher labor, recruiting, or training costs in order to attract and retain such employees, or could experience difficulties in performing under our contracts if our needs for such employees were unmet. In addition, our inability to appropriately plan for the transfer or replacement of appropriate intellectual capital and skill sets critical to us could result in business disruptions and impair our ability to achieve business objectives. Our business must also attract and retain qualified officers and directors. Uncertainty associated with internal governance matters, the Merger, the FTC Litigation, and increased competition from our competitors may cause an increase in unwanted departures by employees, officers, and directors.
A strike or other work stoppage, or our inability to renew collective bargaining agreements on favorable terms, could adversely affect our financial results.
As of December 31, 2021, 8% of our employees were covered by collective bargaining agreements. In the future, if we are unable to negotiate acceptable new agreements with the unions, upon expiration of the existing contracts, we could experience a strike or work stoppage. Even if we are successful in negotiating new agreements, the new agreements could call for higher wages or benefits paid to union members, which would increase our operating costs and could adversely affect our profitability. If our unionized workers were to engage in a strike or other work stoppage, or other non-unionized operations were to become unionized, we could experience a significant disruption of operations at our facilities or higher ongoing labor costs. A strike or other work stoppage in the facilities of any of our major customers or suppliers could also have similar effects on us.
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
As of December 31, 2021, the pension assets, projected benefit obligations, and unfunded pension obligation were $1,005.0 million, $1,279.3 million, and $274.3 million, respectively. In 2022, we expect to make cash contributions of approximately $15 million to our tax-qualified defined benefit pension plan. We generally are able to recover contributions related to our tax-qualified defined benefit pension plan as allowable costs on our U.S. government contracts, but there are differences between when we contribute to our tax-qualified defined benefit pension plan under pension funding rules and when it is recoverable under Cost Accounting Standards ("CAS").
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
We have a substantial amount of debt for which we are required to make interest and principal payments. Interest on long-term financing is not a recoverable cost under our U.S. government contracts. As of December 31, 2021, we had $461.3 million of debt outstanding. Subject to the limits contained in some of the agreements governing our outstanding debt, we may incur additional debt in the future. Our maintenance of higher levels of indebtedness could have adverse consequences including impairing our ability to obtain additional financing in the future.
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
Based on our existing debt agreements, we were in compliance with our financial and non-financial covenants as of December 31, 2021. Any of the covenants described in this risk factor may restrict our operations and our ability to pursue potentially advantageous business opportunities. Our failure to comply with these covenants could result in an event of default that, if not cured or waived, could result in the acceleration of our amended and restated senior credit facility entered into on September 20, 2018, (the "Senior Credit Facility") with the lenders identified therein and Bank of America, N.A., as administrative agent and the 2.25% Convertible Senior Notes ("2¼% Notes"). In addition, our failure to pay principal and interest when due is a default under the Senior Credit Facility, and in certain cases, would cause cross defaults on the 2¼% Notes.
We may be adversely affected by changes in London Inter-Bank Offered Rate ("LIBOR") reporting practices or the method by which LIBOR is determined.
On March 5, 2021, the United Kingdom’s Financial Conduct Authority published the dates that the use of LIBOR as an index for commercial loans will be phased out. Foreign currency indices, including the British pound, the Euro, and Swiss franc, along with the U.S. dollar 1-week and 2-month settings ceased after December 31, 2021. Historically, we have not borrowed with these types of LIBOR terms. Additionally, after June 30, 2023, the remaining U.S. dollar LIBOR settings will cease. The uncertainty regarding the transition from LIBOR to any alternative reference rate or rates, could have adverse impacts on floating rate obligations, loans, deposits, derivatives and other financial instruments that currently use LIBOR as a benchmark rate. Borrowings under our Senior Credit Facility constitute our most significant exposure to this transition and there is no guarantee that a shift from LIBOR to a new reference rate will not result in increases to our borrowing costs.
Risks Related to Our Strategy
Our success and growth depends on our ability to execute long-standing programs and periodically secure new contracts in a competitive environment.
Our sales are primarily derived from long-standing contracts (often sole source) where we are the long-term incumbent. The challenge is to successfully utilize our technical, engineering, manufacturing, and management skills to execute these programs for the customer, to continue to innovate and refine our solutions, and to offer the customer increasing affordability in an era of fiscal restraint. Changes in management or other key personnel can make executing these programs more difficult. If we are unable to successfully execute these long-standing programs, our ability to retain existing customers and attract new customers may be impaired.
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
As of December 31, 2021, the aggregate range of our estimated future environmental obligations was $296.4 million to $453.8 million and the accrued amount was $296.4 million. In many cases the nature and extent of the required remediation has not yet been determined. Given the many uncertainties involved in assessing liability for environmental claims, our reserves may prove to be insufficient. The reserves are based only on known sites and the known contamination at those sites. It is possible that additional sites needing remediation may be identified or that unknown contamination at previously identified sites may be discovered. It is also possible that the regulatory agencies may change clean-up standards for chemicals of concern such as ammonium perchlorate and trichloroethylene. This could lead to additional expenditures for environmental remediation in the future and, given the uncertainties involved in assessing liability for environmental claims, our reserves may prove to be insufficient.
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
Tax changes could affect our effective tax rate and future profitability
Our effective tax rate for 2021 was 26.3% compared with 23.6% for 2020. Changes in applicable U.S. tax laws and regulations, or their interpretation and application, including the possibility of retroactive effect, could affect our tax expense, operating results, and/or cash flows.
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
Item 4. Mine Safety Disclosures
None.
PART II
Item  5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
As of February 11, 2022, there were 4,850 holders of record of our common stock. Our common stock is listed on the New York Stock Exchange under the trading symbol "AJRD." On February 11, 2022, the last reported sale price of our common stock on the New York Stock Exchange was $39.08 per share.
On December 19, 2020, our Board of Directors declared the one-time Pre-Closing Dividend in cash of $5.00 per share (including shares underlying the 2¼% Notes participating on an as-converted basis). On March 24, 2021, the Company paid the Pre-Closing Dividend to holders of record as of March 10, 2021.
The table below provides information about shares surrendered to the Company during the three months ended December 31, 2021, to pay employee withholding taxes due upon the vesting of restricted stock.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased under the Plans or Programs
October 1, 2021 through October 31, 2021	—	$—	—	$—
November 1, 2021 through November 30, 2021	—	$—	—	—
December 1, 2021 through December 31, 2021	10,943	$46.58	—	—
Total	10,943	$—	—	$—

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

Stock Performance Graph
The following graph compares the cumulative total stockholder returns, calculated on a dividend reinvested basis, on $100 invested in our common stock in December 2016 with the cumulative total return of (i) the Standard & Poor’s 500 Composite Stock Price Index ("S&P 500 Index"), and (ii) the Standard & Poor’s 500 Aerospace & Defense Index. The stock price performance shown on the graph is not necessarily indicative of future performance.
Comparison of Cumulative Total Stockholder Return Among
Aerojet Rocketdyne, S&P 500 Index, and the S&P 500 Aerospace & Defense Index,
December 2016 through December 2021

Company/Index	Base Year 2016	Year Ended December 31,
		2017	2018	2019	2020	2021

Aerojet Rocketdyne Holdings, Inc.	$100.00	$173.82	$196.27	$254.37	$294.43	$289.09
S&P 500 Index	100.00	121.83	116.49	153.17	181.35	233.41
S&P 500 Aerospace & Defense	100.00	141.38	129.97	169.39	142.18	160.98
Item 6. Reserved

 Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations
Our operations are organized into two segments: (i) Aerospace and Defense and (ii) Real Estate. Refer to “Item 1 Business” for information related to our business segments.
The following discussion should be read in conjunction with the other sections of this Report, including the consolidated financial statements and notes thereto appearing in Item 8 of this Report, the risk factors appearing in Item 1A of this Report, and the disclaimer regarding forward-looking statements appearing at the beginning of Item 1 of this Report. Pursuant to instruction 1 of the instructions to paragraph 303(b) of Regulation S-K, discussion of the results of operations for the fiscal year ended December 31, 2019, has been omitted. Such omitted discussion can be found under Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, filed with the SEC on February 18, 2021.
Overview
On December 20, 2020, the Company entered into the Merger Agreement with Lockheed Martin and Mizar Sub, Inc., a wholly-owned subsidiary of Lockheed Martin, pursuant to which each share of common stock of the Company would have been automatically converted into the right to receive cash in an amount equal to $51.00 per share, adjusted from $56.00 following the payment of a one-time cash dividend of $5.00 per share paid in March 2021 and the Company would have become a wholly-owned subsidiary of Lockheed Martin.
On January 25, 2022, the FTC filed a complaint against the Company and Lockheed Martin in the FTC’s administrative court and a complaint in U.S. federal court seeking a preliminary injunction to stop the FTC Litigation. On February 13, 2022, Lockheed Martin notified the Company that it had elected to terminate the Merger Agreement. On February 14, 2022, pursuant to the parties’ joint motion, the administrative complaint and the U.S. federal court complaint were dismissed.
A summary of the significant financial highlights for the years ended December 31, 2021 and 2020, which management uses to evaluate our operating performance and financial condition, is presented below.

	Year Ended December 31,
	2021	2020
	(In millions, except percentage and per share amounts)
Net sales	$2,188.0	$2,072.7
Net income	143.7	137.7
Net income as a percentage of net sales	6.6%	6.6%
Adjusted Net Income (Non-GAAP measure*)	161.6	138.4
Adjusted Net Income (Non-GAAP measure*) as a percentage of net sales	7.4%	6.7%
Earnings Per Share ("EPS") - Diluted	1.75	1.66
Adjusted EPS (Non-GAAP measure*)	1.97	1.67
Adjusted EBITDAP (Non-GAAP measure*)	298.5	270.2
Adjusted EBITDAP (Non-GAAP measure*) as a percentage of net sales	13.6%	13.0%
Cash provided by operating activities	199.6	363.8
Free cash flow (Non-GAAP measure*)	162.3	309.2
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
Some of the significant challenges we face are as follows: uncertainty associated with the COVID-19 pandemic and the actions taken by governments, companies, and individuals in response, including the efficacy, distribution and approval of vaccines and booster shots, vaccine mandates, dependence upon U.S. government programs and contracts, future reductions or changes in U.S. government spending in our markets, environmental matters, capital structure, underfunded pension plan, and cyber security. In addition, uncertainty regarding the ongoing litigation involving directors, deliberation and dialogue regarding director nominations, and other internal governance matters pose challenges to the Company because these issues distract management from their day-to-day responsibilities and disrupt our normal business operations.
COVID-19
During 2020, there was minimal adverse impact to our financial results and operations as a result of the COVID-19 outbreak. The safety and welfare of our employees remains our top priority, and throughout the year, we have continued to operate within our established safety protocols, which include selected and site-specific work and travel restrictions, in addition to other measures intended to reduce the spread of COVID-19. We have also continued to evaluate new opportunities to protect our employees. Although we have not experienced significant absenteeism or supply chain disruption, the extent to which the COVID-19 pandemic impacts our future financial results depends on future developments which are highly uncertain and cannot be predicted, including new information and COVID-19 variants which may emerge and impact the severity of the pandemic and the actions being taken to contain and treat it, including the efficacy, distribution and approval of vaccines and booster shots, vaccine mandates and other indirect effects that may come as a result of actions taken by governments, companies, and individuals in response to the pandemic and its economic impact.
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
The CARES Act was enacted on March 27, 2020, in response to the COVID-19 pandemic and the negative impacts that it is having on the global economy and U.S. companies. The CARES Act includes various financial measures to assist companies, including temporary changes to income and non-income-based tax laws. Through these provisions, as of December 31, 2021, we have delayed $21.2 million of payroll tax payments that otherwise would have been paid in 2020. Additionally, in accordance with the provisions of the CARES Act, we accelerated depreciation on qualified improvement property placed in service after December 31, 2017 for income tax purposes.
See impact of The American Rescue Plan Act of 2021 ("ARPA") on our retirement benefit plans below.
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
The following table summarizes end user net sales to the U.S. government and its agencies, including net sales to significant customers disclosed below:

Year Ended December 31,	Percentage of Net Sales
2021	96%
2020	96
The following table summarizes net sales by principal end user in 2021:

NASA	24%
MDA	22
U.S. Army	20
U.S. Air Force	14
U.S. Navy	11
Other U.S. government	5
Total U.S. government customers	96
Other customers	4
Total	100%
The following table summarizes the percentages of net sales for significant programs, all of which are included in the U.S. government sales and are comprised of multiple contracts:

	Year Ended December 31,
	2021	2020
RS-25 program	17%	18%
Standard Missile program	12	13
PAC-3 program	10	10
THAAD program	8	11
The following table summarizes customers that represented more than 10% of net sales, each of which involves sales of several product lines and programs:

	Year Ended December 31,
	2021	2020
Lockheed Martin	32%	34%
NASA	20	21
Raytheon	17	17
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
In addition to the costs associated with environmental remediation discussed above, we incur expenditures for recurring costs associated with managing hazardous substances or pollutants in ongoing operations which totaled $10.4 million in 2021.
The following table summarizes our recoverable amounts, environmental reserves, and range of liability, as of December 31, 2021:

	Recoverable Amount (1)	Reserve	Estimated Range of Liability
	(In millions)
Aerojet Rocketdyne - Sacramento	$188.9	$214.7	$214.7 - $347.7
Aerojet Rocketdyne - Baldwin Park Operable Unit ("BPOU")	56.9	64.7	64.7 - 78.0
Other Aerojet Rocketdyne sites	11.8	11.8	11.8 - 21.5
Other sites	0.8	5.2	5.2 - 6.6
Total	$258.4	$296.4	$296.4 - $453.8
_____
(1)Excludes the receivable from Northrop of $40.5 million as of December 31, 2021, related to environmental costs already paid (and therefore not reserved) by us in prior years and reimbursable under our agreement with Northrop.
Capital Structure
We have a substantial amount of debt for which we are required to make interest and principal payments. Interest on long-term financing is not a recoverable cost under our U.S. government contracts. As of December 31, 2021, we had $461.3 million of debt outstanding.
Pension Plan
As of the last measurement date at December 31, 2021, the pension assets, projected benefit obligations, and unfunded pension obligation were $1,005.0 million, $1,279.3 million, and $274.3 million, respectively. We estimate that 87% of our unfunded pension obligation as of December 31, 2021, is related to our U.S. government contracting business, Aerojet Rocketdyne.

The ARPA that was signed into law on March 11, 2021, provided funding relief to sponsors of defined benefit pension plans. In line with provisions of ARPA, we expect to make cash contributions of approximately $15 million to our tax-qualified defined benefit pension plan in 2022. We generally are able to recover contributions related to our tax-qualified defined benefit pension plan as allowable costs on our U.S. government contracts, but there are differences between when we contribute to our tax-qualified defined benefit pension plan under pension funding rules and when it is recoverable under CAS.
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
Results of Operations
Net Sales

	Year Ended December 31,
	2021	2020	Change
	(In millions)
Net sales	$2,188.0	$2,072.7	$115.3
Primary reason for change. The increase in net sales was primarily driven by the GBSD and ATACMS programs partially offset by declines on the THAAD and RS-68 programs.
Cost of Sales (exclusive of items shown separately below)

	Year Ended December 31,
	2021	2020	Change
	(In millions, except percentage amounts)
Cost of sales (exclusive of items shown separately below)	$1,800.1	$1,701.3	$98.8
Percentage of net sales	82.3%	82.1%
Primary reason for change. Cost of sales as a percentage of net sales was comparable with the prior year period.
Selling, General and Administrative Expense ("SG&A")

	Year Ended December 31,
	2021	2020	Change
	(In millions, except percentage amounts)
Components of SG&A:
SG&A excluding stock-based compensation	$25.3	$24.7	$0.6
Stock-based compensation	20.7	31.4	(10.7)
SG&A	$46.0	$56.1	$(10.1)
Percentage of net sales	2.1%	2.7%
Percentage of net sales excluding stock-based compensation	1.2%	1.2%

Primary reason for change. The decrease in SG&A expense was driven by stock-based compensation primarily as a result of the impact of changes in the fair value of the stock appreciation rights. For detailed information about stock-based compensation refer to Note 9(e) in the consolidated financial statements in Item 8 of this Report.
Depreciation and Amortization

	Year Ended December 31,
	2021	2020	Change
	(In millions)
Components of depreciation and amortization:
Depreciation	$48.8	$49.2	$(0.4)
Amortization	9.9	13.4	(3.5)
Accretion	2.7	2.7	—
Depreciation and amortization	$61.4	$65.3	$(3.9)
Primary reason for change. The decrease in depreciation and amortization expense was primarily due to the completion of amortization expense for a significant portion of the customer related intangible assets associated with the acquisition of the Rocketdyne Business from United Technologies Corporation in 2013.
Other Expense, Net

	Year Ended December 31,
	2021	2020	Change
	(In millions)
Other expense, net	$23.5	$9.4	$14.1
Primary reason for change. The increase in other expense, net was primarily due to an increase of $10.8 million in unusual items related to Merger costs. For detailed information about unusual expenses refer to Note 11 in the consolidated financial statements in Item 8 of this Report.
Loss on Debt

	Year Ended December 31,
	2021	2020	Change
	(In millions)
Loss on debt	$10.5	$—	$10.5
Primary reason for change. In 2021, we settled $154.1 million of our 2¼% Notes as a result of receiving conversion notices from the noteholders. The principal amount of $154.1 million was settled in cash and the conversion premium was settled in 2.9 million common shares. We incurred a pre-tax charge of $10.5 million in 2021, associated with the settlement of the 2¼% Notes.
Interest Income

	Year Ended December 31,
	2021	2020	Change
	(In millions)
Interest income	$2.5	$6.3	$(3.8)
Primary reason for change. The decrease in interest income was primarily due to lower average cash balances and market rates.
Interest Expense

	Year Ended December 31,
	2021	2020	Change
	(In millions)
Components of interest expense:
Contractual interest and other	$14.2	$20.2	$(6.0)
Amortization of debt discount and deferred financing costs	5.9	9.9	(4.0)
Interest expense	$20.1	$30.1	$(10.0)
Primary reason for change. The decrease in interest expense was primarily due to (i) the settlement of $154.1 million of our 2¼% Notes in 2021, and (ii) lower average obligations on our Senior Credit Facility.

Income Tax Provision

	Year Ended December 31,
	2021	2020
	(In millions)
Income tax provision	$51.3	$42.5
In 2021, our effective tax rate was 26.3%. Our effective tax rate differed from the 21% statutory federal income tax rate primarily due to state income taxes, uncertain tax positions, and certain expenditures which are permanently not deductible for tax purposes, offset by R&D credits, excess tax benefits related to our stock-based compensation and deductible premiums paid upon the redemption of a portion of our convertible debt.
As of December 31, 2021, the liability for uncertain income tax positions was $20.0 million. Due to the uncertainty regarding the timing of potential future cash flows associated with these liabilities, we are unable to make a reasonably reliable estimate of the amount and period in which these liabilities might be paid.
In 2020, our effective tax rate was 23.6%. Our effective tax rate differed from the 21% statutory federal income tax rate primarily due to state income taxes, uncertain tax positions, and certain expenditures which are permanently not deductible for tax purposes, offset by R&D credits and excess tax benefits related to our stock-based compensation.
Retirement Benefits Expense

	Year Ended December 31,
	2021	2020	Change
	(In millions)
Components of retirement benefits expense:
Interest cost on benefit obligation	$34.0	$43.3	$(9.3)
Assumed return on assets	(61.4)	(60.5)	(0.9)
Amortization of prior service costs	0.1	0.1	—
Amortization of net losses	61.2	53.7	7.5
Retirement benefits expense	$33.9	$36.6	$(2.7)
Primary reason for change. The decrease in retirement benefits expense was primarily due to lower interest costs on the benefit obligation, partially offset by higher actuarial losses in the current period as a result of a decrease in the discount rate used to calculate the benefit obligation at December 31, 2020.
We estimate that our retirement benefits expense will be approximately $1 million in 2022. Additionally, we estimate the CAS recoverable amounts related to the retirement benefits plans to be approximately $38 million in 2022. See "Critical Accounting Policies and Estimates - Retirement Benefit Plans" for more information about our accounting practices with respect to retirement benefits.
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
Aerospace and Defense Segment

	Year Ended December 31,
	2021	2020	Change
	(In millions, except percentage amounts)
Net sales	$2,179.3	$2,069.4	$109.9
Segment performance	285.9	275.6	10.3
Segment margin	13.1%	13.3%
Primary reason for change. The increase in net sales was primarily driven by the GBSD and ATACMS programs partially offset by declines on the THAAD and RS-68 programs.
The decrease in segment margin was primarily driven by costs associated with the Merger. For detailed information about costs associated with the Merger, refer to Note 11 in the consolidated financial statements in Item 8 of this Report.
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

	Year Ended December 31,
	2021	2020
Fixed-price	57%	61%
Cost-reimbursable	43	39
During 2021, we had $31.2 million of net favorable changes in contract estimates on operating results before income taxes compared with net favorable changes of $45.1 million during 2020.
Real Estate Segment

	Year Ended December 31,
	2021	2020	Change
	(In millions)
Net sales	$8.7	$3.3	$5.4
Segment performance	2.9	(1.8)	4.7
Primary reason for change. During 2021, we recognized net sales of $6.2 million associated with an industrial land sale which resulted in a pre-tax gain of $2.3 million. During 2020, net sales and segment performance consisted primarily of rental property operations.
Backlog
As of December 31, 2021, our total remaining performance obligations, also referred to as backlog, totaled $6.8 billion. We expect to recognize approximately 34%, or $2.3 billion, of the remaining performance obligations as sales over the next twelve months, an additional 28% the following twelve months, and 38% thereafter. The following table summarizes backlog:

	As of December 31,
	2021	2020
	(In billions)
Funded backlog	$3.1	$3.0
Unfunded backlog	3.7	3.7
Total backlog	$6.8	$6.7
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

	Year Ended December 31,
	2021	2020
	(In millions, except per share and percentage amounts)
Net income	$143.7	$137.7
Interest expense	20.1	30.1
Interest income	(2.5)	(6.3)
Income tax provision	51.3	42.5
Depreciation and amortization	61.4	65.3
GAAP retirement benefits expense	33.9	36.6
CAS recoverable retirement benefits expense	(38.8)	(43.8)
Unusual items	29.4	8.1
Adjusted EBITDAP	$298.5	$270.2
Net income as a percentage of net sales	6.6%	6.6%
Adjusted EBITDAP as a percentage of net sales	13.6%	13.0%

Net income	$143.7	$137.7
GAAP retirement benefits expense	33.9	36.6
CAS recoverable retirement benefits expense	(38.8)	(43.8)
Unusual items	29.4	8.1
Income tax impact of adjustments (1)	(6.6)	(0.2)
Adjusted Net Income	$161.6	$138.4

Diluted EPS	$1.75	$1.66
Adjustments	0.22	0.01
Adjusted EPS	$1.97	$1.67

Diluted weighted average shares, as reported and as adjusted	81.7	81.9
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

	Year Ended December 31,
	2021	2020
	(In millions)
Net cash provided by operating activities	$199.6	$363.8
Capital expenditures	(37.3)	(54.6)
Free Cash Flow	$162.3	$309.2
Because our method for calculating these Non-GAAP measures may differ from other companies’ methods, the Non-GAAP measures presented above may not be comparable to similarly titled measures reported by other companies. These measures are not recognized in accordance with GAAP, and we do not intend for this information to be considered in isolation or as a substitute for GAAP measures.
Liquidity and Capital Resources
We believe that our existing cash and cash equivalents and availability under the Senior Credit Facility coupled with cash generated from our future operations will provide sufficient funds to meet our operating plan for the next twelve months. As of December 31, 2021, we had $700.4 million of cash and cash equivalents as well as $622.2 million of available borrowings under our Senior Credit Facility. However, there are a number of factors that could positively or negatively impact our liquidity position, including:

•effects of the termination of the proposed merger with Lockheed Martin;
•reductions, delays or changes in U.S. government spending;
•cost overruns on the Company's contracts that require the Company to absorb excess costs;
•issuance or repurchase of debt or equity securities;
•potential funding of pension liabilities either voluntarily or as required by law or regulation;
•compliance with covenants and other terms and conditions related to our financing arrangements;
•environmental claims related to the Company's current and former businesses and operations;
•reductions in the amount recoverable from environmental claims;
•changes or clarifications to current tax law;
•impact of the COVID-19 pandemic on our financial condition; and
•risks and uncertainties detailed in Item 1A of our Annual Report on Form 10-K.
Cash and Cash Equivalents and Short Term Investments
Our cash and cash equivalents and marketable securities consist of cash, time deposits, money market funds, and investment grade corporate debt securities. Our investment policy and strategy are focused on preservation of capital and supporting our liquidity requirements. Changes in U.S. interest rates affect the interest earned on our cash and cash equivalents and marketable securities, and the market value of those securities. Our strategy is focused on the preservation of capital and supporting our liquidity requirements that meet high credit quality standards, as specified in our investment policy approved by the Audit Committee of our Board of Directors.
We continually evaluate opportunities to sell additional equity or debt securities, obtain credit facilities, obtain finance and operating lease arrangements, enter into financing obligations, repurchase common stock, pay dividends, or repurchase, refinance, or otherwise restructure our debt for strategic reasons or to further strengthen our financial position.
As of December 31, 2021, our combined balance of cash and cash equivalents and restricted cash decreased by $449.1 million to $703.4 million from a balance of $1,152.5 million as of December 31, 2020.
The cash provided by operating activities in 2021 of $199.6 million was primarily due to cash provided by net income adjusted for non-cash items offset by a decrease in our net contract liabilities primarily due to a decrease in contract advances and an increase in unbilled receivables.
The cash used in investing activities in 2021 of $39.2 million was primarily related to $37.3 million of cash used for capital expenditures and $1.9 million of net investments in marketable securities.
Cash used in financing activities in 2021 was $609.5 million primarily resulting from (i) cash payments of $428.8 million for the Pre-Closing Dividend; (ii) debt cash payments of $182.6 million (see table below); and (iii) $1.9 million of net cash provided from our equity plans.
The following table summarizes our debt principal activity:

	December 31, 2020	Cash Payments	December 31, 2021
	(In millions)
Term loan	$308.5	$(26.3)	$282.2
2 1/4% Notes	300.0	(154.1)	145.9
Finance leases	45.6	(2.2)	43.4
Total debt activity	$654.1	$(182.6)	$471.5
Senior Credit Facility
The Senior Credit Facility matures on September 20, 2023, and consists of (i) a $650.0 million revolving line of credit (the "Revolver") and (ii) a $350.0 million Term Loan. The Term Loan and any borrowings under the Revolver bear interest at LIBOR plus an applicable margin ranging from 175 to 250 basis points based on our leverage ratio (the "Consolidated Net Leverage Ratio") measured at the end of each quarter. In addition to interest, we must pay certain fees including (i) letter of credit fees ranging from 175 to 250 basis points per annum on the amount of issued but undrawn letters of credit and eurocurrency rate loans and (ii) commitment fees ranging from 30 to 45 basis points per annum on the unused portion of the Revolver. The Term Loan amortized at a rate of 7.5% per annum as of December 31, 2021, and increasing to 10.0% per annum from December 31, 2022, to be paid in equal quarterly installments with any remaining amounts, along with outstanding borrowings under the Revolver, due on the maturity date. The Company was in compliance with its financial and non-financial covenants as of December 31, 2021.

 Contractual Obligations
We have contractual obligations and commitments in the form of debt obligations, operating leases, certain other liabilities, and other commitments. The following table summarizes our contractual obligations as of December 31, 2021:

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
	(In millions)
Senior debt	$282.2	$28.4	$253.8	$—	$—
Convertible senior notes (1)	145.9	145.9	—	—	—
Interest on senior debt and convertible senior notes (2)	15.0	8.3	6.7	—	—
Finance lease obligations	69.4	4.4	7.5	7.7	49.8
Operating lease obligations	62.9	15.2	15.0	9.8	22.9
Postretirement medical and life insurance benefits (3)	16.8	2.7	4.5	3.6	6.0
Purchase obligations (4)	1,409.6	921.4	483.7	3.9	0.6
Conditional asset retirement obligations (5)	51.8	—	19.8	1.5	30.5
Total	$2,053.6	$1,126.3	$791.0	$26.5	$109.8
________
(1)    Holders may convert their 2¼% Notes at their option from January 1, 2022, through March 31, 2022, because our closing stock price exceeded $33.80 for at least 20 days in the 30 day period prior to December 31, 2021. We have a stated intention to cash settle the principal amount of the 2¼% Notes with the conversion premium to be settled in common shares. Accordingly, the 2¼% Notes are classified as a current liability as of December 31, 2021.
(2)    Includes interest on variable debt calculated based on interest rates at December 31, 2021.
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
We expect to make cash contributions of approximately $15 million to our tax-qualified defined benefit pension plan in 2022. We generally are able to recover contributions related to our tax-qualified defined benefit pension plan as allowable costs on our U.S. government contracts, but there can be differences between when we contribute to our tax-qualified defined benefit pension plan under pension funding rules and recover it under CAS.
As part of our ongoing business, we have not participated in transactions that generate material relationships with unconsolidated entities or financial partnerships, as is defined in rules promulgated by the SEC, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. See Note 8(d) in the consolidated financial statements in Item 8 of this Report for information relating to our off-balance sheet risk.
Critical Accounting Policies and Estimates
Our Consolidated Financial Statements have been prepared with GAAP, which require management to make judgments, estimates and assumptions that affect the reported amounts of assets and liabilities, net revenue and expenses, and the disclosure of contingent assets and liabilities. Our estimates are based on historical experience and assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. We believe that the accounting estimates employed and the resulting balances are reasonable; however, actual results may differ from these estimates and such differences may be material. We believe the following critical accounting policies are affected by significant estimates, assumptions or judgments used in the preparation of our Consolidated Financial Statements.
The areas most affected by our accounting policies and estimates are revenue recognition, retirement benefit plans, environmental remediation costs and recoveries, and income taxes. Except for income taxes, which are not allocated to our operating segments, these areas affect the financial results of our business segments.

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

	Year Ended December 31,
	2021	2020
	(In millions, except per share amounts)
Net favorable effect of the changes in contract estimates on net sales	$34.8	$38.5
Favorable effect of the changes in contract estimates on income before income taxes	31.2	45.1
Favorable effect of the changes in contract estimates on net income	23.0	34.5
Favorable effect of the changes in contract estimates on basic EPS	0.29	0.44
Favorable effect of the changes in contract estimates on diluted EPS	0.28	0.42
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
The following table presents the assumptions to determine the benefit obligations:

	Pension Benefits		Medical and Life Insurance Benefits
	As of December 31,		As of December 31,
	2021	2020	2021	2020
Discount rate	2.90%	2.52%	2.77%	2.28%
The following table presents the assumptions to determine the retirement benefits expense (income):

	Pension Benefits		Medical and Life Insurance Benefits
	Year Ended December 31,		Year Ended December 31,
	2021	2020	2021	2020
Discount rate	2.52%	3.28%	2.28%	3.19%
Expected long-term rate of return on assets	7.00%	7.00%	*	*
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
The following table summarizes the effects of a one-percentage-point change in key assumptions on the projected benefit obligations as of December 31, 2021, and on retirement benefits expense for 2021:

	Pension Benefits and Medical and Life Insurance Benefits Discount Rate		Expected Long-term Rate of Return	Assumed Healthcare Cost Trend Rate
	Net Periodic Benefit Expense	Projected Benefit Obligation	Net Periodic Pension Benefit Expense	Net Periodic Medical and Life Insurance Benefit Expense	Accumulated Benefit Obligation
	(In millions)
1% decrease	$18.9	$132.3	$8.8	$(0.1)	$(0.2)
1% increase	(16.1)	(111.5)	(8.8)	0.1	0.2
Environmental Reserves and Estimated Recoveries
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
The following table summarizes our environmental reserve activity in 2021 (in millions):

Balance at January 1, 2021	$300.6
Additions	35.3
Expenditures	(39.5)
Balance at December 31, 2021	$296.4
The $35.3 million of environmental reserve additions in 2021 was primarily due to the following items: (i) $13.7 million of additional operations and maintenance for treatment facilities; (ii) $13.2 million of remediation related to operable treatment units; and (iii) $8.4 million related to other environmental clean-up matters.
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
The following table summarizes the activity in the current and non-current recoverable amounts from the U.S. government and Northrop in 2021 (in millions):

Balance at January 1, 2021	$308.3
Additions	31.2
Reimbursements	(34.6)
Other adjustments	(6.0)
Balance at December 31, 2021	$298.9
The activity for recoveries is commensurate with the activity associated with the environmental reserve activity.
The expenses associated with adjustments to the environmental reserves are recorded as a component of other expense, net in the consolidated statements of operations. Expenses associated with adjustments to the environmental reserves incurred throughout 2021 totaled $4.1 million.
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
Recently Adopted Accounting Pronouncements
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
Borrowings
Debt with interest rate risk includes borrowings under our Senior Credit Facility. As of December 31, 2021, our debt principal amounts excluding finance lease obligations totaled $428.1 million: $145.9 million, or 34%, was at a fixed rate of 2.25%; and $282.2 million, or 66%, was at a variable rate of 1.85%.
The following table summarizes the estimated fair value and principal amount for outstanding debt obligations excluding finance lease obligations:

	Fair Value		Principal Amount
	As of December 31,		As of December 31,
	2021	2020	2021	2020
	(In millions)
Term loan	$275.8	$306.5	$282.2	$308.5
2¼% Notes	266.1	609.5	145.9	300.0
	$541.9	$916.0	$428.1	$608.5
The fair value of the 2¼% Notes was determined using broker quotes that are based on open markets for our debt securities (Level 2 securities). The fair value of the term loan at December 31, 2021 and 2020, was estimated based on a third-party model used to derive a relative value price using comparable corporate loans within the same industry, credit quality, and currency.
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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Aerojet Rocketdyne Holdings, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Aerojet Rocketdyne Holdings, Inc. and its subsidiaries (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of operations, of comprehensive income, of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2021, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Revenue recognition - estimated total cost at completion on fixed-price contracts

As described in Note 1 to the consolidated financial statements, approximately 57% of total net sales of $2,188.0 million are from fixed-price revenue contracts for the year ended December 31, 2021. These contracts present the risk of unreimbursed cost overruns, potentially resulting in lower than expected contract profits and margins. The Company recognizes revenue as each performance obligation is satisfied. The majority of the Company’s aerospace and defense performance obligations are satisfied over time either as the service is provided, or as control transfers to the customer. Transfer of control is evidenced by the Company’s contractual right to payment for work performed to date plus a reasonable profit on contracts with highly customized products that have no alternative use to the Company. Management measures progress on substantially all its performance obligations using the cost-to-cost method, which management believes best depicts the transfer of control of goods and services to the customer. Under the cost-to-cost method, management records revenues based upon costs incurred to date relative to the total estimated cost at completion. Recognition of revenue and profit on long-term contracts requires the use of assumptions and estimates related to the total contract value, the total cost at completion, and the measurement of progress towards completion for each performance obligation. Due to the nature of the programs, developing the estimated total contract value and total cost at completion for each performance obligation requires the use of significant judgment. As described in Note 1, factors considered in estimating the work to be completed include, but are not limited to, labor productivity, the nature and technical complexity of the work to be performed, availability and cost volatility of materials, subcontractor and vendor performance, warranty costs, volume assumptions, anticipated labor agreements, inflationary trends, schedule and performance delays, availability of funding from the customer, and the recoverability of costs incurred outside the original contract included in any estimates to complete.

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
February 18, 2022
We have served as the Company’s auditor since 2006.

Aerojet Rocketdyne Holdings, Inc.
Consolidated Statements of Operations

	Year Ended December 31,
	2021	2020	2019
	(In millions, except per share amounts)
Net sales	$2,188.0	$2,072.7	$1,981.5
Operating costs and expenses:
Cost of sales (exclusive of items shown separately below)	1,800.1	1,701.3	1,613.6
Selling, general and administrative expense	46.0	56.1	53.6
Depreciation and amortization	61.4	65.3	74.5
Other expense, net	23.5	9.4	1.6
Total operating costs and expenses	1,931.0	1,832.1	1,743.3
Operating income	257.0	240.6	238.2
Non-operating:
Retirement benefits expense	33.9	36.6	26.1
Loss on debt	10.5	—	—
Interest income	(2.5)	(6.3)	(15.5)
Interest expense	20.1	30.1	35.7
Total non-operating expense, net	62.0	60.4	46.3
Income before income taxes	195.0	180.2	191.9
Income tax provision	51.3	42.5	50.9
Net income	$143.7	$137.7	$141.0
Earnings per share of common stock
Basic earnings per share	$1.80	$1.76	$1.79
Diluted earnings per share	$1.75	$1.66	$1.69
Weighted average shares of common stock outstanding, basic	79.2	77.4	77.2
Weighted average shares of common stock outstanding, diluted	81.7	81.9	81.7
Cash dividends paid per share	$5.00	$—	$—
See Notes to Consolidated Financial Statements.

Aerojet Rocketdyne Holdings, Inc.
Consolidated Statements of Comprehensive Income

	Year Ended December 31,
	2021	2020	2019
	(In millions)
Net income	$143.7	$137.7	$141.0
Other comprehensive income:
Amortization of net actuarial losses, net of $15.1 million, $13.4 million, and $7.6 million of income taxes in 2021, 2020, and 2019, respectively	46.0	40.3	29.5
Actuarial gains (losses), net of $26.5 million, $10.4 million, and $6.9 million of income taxes in 2021, 2020, and 2019, respectively	80.5	(31.5)	(26.5)
Amortization of prior service costs, net of income taxes	0.1	0.1	(0.1)
Other comprehensive income, net of income taxes	126.6	8.9	2.9
Comprehensive income	$270.3	$146.6	$143.9

See Notes to Consolidated Financial Statements.

Aerojet Rocketdyne Holdings, Inc.
Consolidated Balance Sheets

	As of December 31,
	2021	2020
	(In millions, except per share amounts)
ASSETS
Current Assets
Cash and cash equivalents	$700.4	$1,149.5
Restricted cash	3.0	3.0
Marketable securities	10.6	7.0
Accounts receivable	60.6	75.6
Contract assets	354.2	288.6
Other current assets	107.8	136.5
Total Current Assets	1,236.6	1,660.2
Noncurrent Assets
Right-of-use assets	52.6	46.8
Property, plant and equipment, net	421.1	423.1
Recoverable environmental remediation costs	226.2	227.7
Deferred income taxes	57.5	81.1
Goodwill	161.4	161.4
Intangible assets	34.9	44.8
Other noncurrent assets	243.3	254.8
Total Noncurrent Assets	1,197.0	1,239.7
Total Assets	$2,433.6	$2,899.9
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Current portion of long-term debt	$166.7	$299.9
Accounts payable	132.2	99.1
Reserves for environmental remediation costs	37.7	39.8
Contract liabilities	366.5	407.2
Other current liabilities	172.7	609.7
Total Current Liabilities	875.8	1,455.7
Noncurrent Liabilities
Long-term debt	294.6	324.4
Reserves for environmental remediation costs	258.7	260.8
Pension benefits	255.9	405.2
Operating lease liabilities	41.3	35.7
Other noncurrent liabilities	173.8	184.6
Total Noncurrent Liabilities	1,024.3	1,210.7
Total Liabilities	1,900.1	2,666.4
Commitments and contingencies (Note 8)
Stockholders’ Equity
Preferred stock, par value of $1.00; 15.0 million shares authorized; none issued or outstanding	—	—
Common stock, par value of $0.10; 150.0 million shares authorized; 80.1 million shares issued and outstanding as of December 31, 2021; 76.8 million shares issued and outstanding as of December 31, 2020	8.0	7.7
Other capital	599.0	583.0
Treasury stock at cost, 2.1 million at December 31, 2021 and 2020	(64.4)	(64.4)
Retained earnings (accumulated deficit)	91.9	(65.2)
Accumulated other comprehensive loss, net of income taxes	(101.0)	(227.6)
Total Stockholders’ Equity	533.5	233.5
Total Liabilities and Stockholders’ Equity	$2,433.6	$2,899.9
See Notes to Consolidated Financial Statements.

Aerojet Rocketdyne Holdings, Inc.
Consolidated Statements of Stockholders’ Equity

	Common Stock				Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount	Other Capital	Treasury Stock	(Accumulated Deficit)
	(In millions)
December 31, 2018	76.8	$7.7	$561.8	$(12.7)	$103.9	$(239.4)	$421.3
Net income	—	—	—	—	141.0	—	141.0
Other comprehensive income, net of income taxes	—	—	—	—	—	2.9	2.9
Repurchase of shares for option cost and to satisfy tax withholding obligations	(0.3)	—	(8.5)	—	—	—	(8.5)
Stock-based compensation and shares issued under equity plans, net	0.8	—	20.0	—	—	—	20.0
December 31, 2019	77.3	7.7	573.3	(12.7)	244.9	(236.5)	576.7
Net income	—	—	—	—	137.7	—	137.7
Other comprehensive income, net of income taxes	—	—	—	—	—	8.9	8.9
Purchase of treasury stock	(1.3)	—	—	(51.7)	—	—	(51.7)
Cash dividends declared	—	—	—	—	(447.8)	—	(447.8)
Repurchase of shares for option cost and to satisfy tax withholding obligations	(0.3)	—	(20.0)	—	—	—	(20.0)
Stock-based compensation and shares issued under equity plans, net	1.1	—	29.7	—	—	—	29.7
December 31, 2020	76.8	7.7	583.0	(64.4)	(65.2)	(227.6)	233.5
Net income	—	—	—	—	143.7	—	143.7
Other comprehensive income, net of income taxes	—	—	—	—	—	126.6	126.6
Adjustment to dividends paid	—	—	—	—	13.4	—	13.4
Settlement of debt	2.9	0.3	(4.2)	—	—	—	(3.9)
Repurchase of shares for option cost and to satisfy tax withholding obligations	(0.1)	—	(5.8)	—	—	—	(5.8)
Stock-based compensation and shares issued under equity plans, net	0.5	—	26.0	—	—	—	26.0
December 31, 2021	80.1	$8.0	$599.0	$(64.4)	$91.9	$(101.0)	$533.5
See Notes to Consolidated Financial Statements.

Aerojet Rocketdyne Holdings, Inc.
Consolidated Statements of Cash Flows

	Year Ended December 31,
	2021	2020	2019
	(In millions)
Operating Activities
Net income	$143.7	$137.7	$141.0
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	61.4	65.3	74.5
Amortization of debt discount and deferred financing costs	5.9	9.9	9.4
Stock-based compensation	20.7	31.4	27.3
Retirement benefits, net	12.7	18.1	21.6
Loss on debt repurchased	10.5	—	—
Other, net	(1.7)	(0.4)	(0.6)
Changes in assets and liabilities, net of effects from acquisition in 2019:
Accounts receivable, net	15.0	36.9	28.8
Contract assets	(65.6)	(64.5)	11.0
Other current assets, net	28.8	9.2	(27.9)
Recoverable for environmental remediation costs	1.5	7.1	16.3
Other noncurrent assets	10.0	0.6	(6.3)
Accounts payable	24.3	(36.8)	20.3
Contract liabilities	(40.7)	144.9	(10.3)
Other current liabilities	7.6	(4.4)	(72.5)
Deferred income taxes	(18.0)	37.9	(5.7)
Reserves for environmental remediation costs	(4.2)	(8.6)	(18.7)
Other noncurrent liabilities and other	(12.3)	(20.5)	53.0
Net Cash Provided by Operating Activities	199.6	363.8	261.2
Investing Activities
Capital expenditures	(37.3)	(54.6)	(42.9)
Purchases of marketable securities	(1.9)	(31.7)	—
Sale of marketable securities	—	25.0	—
Other	—	0.3	1.1
Net Cash Used in Investing Activities	(39.2)	(61.0)	(41.8)
Financing Activities
Dividend payments	(428.8)	—	—
Debt principal payments	(182.6)	(21.7)	(20.8)
Proceeds from shares issued under equity plans	7.7	7.5	5.2
Repurchase of shares for withholding taxes and option costs under employee equity plans	(5.8)	(20.0)	(8.5)
Purchase of treasury stock	—	(51.7)	—
Net Cash Used in Financing Activities	(609.5)	(85.9)	(24.1)
Net (Decrease) Increase in Cash, Cash Equivalents and Restricted Cash	(449.1)	216.9	195.3
Cash, Cash Equivalents and Restricted Cash at Beginning of Year	1,152.5	935.6	740.3
Cash, Cash Equivalents and Restricted Cash at End of Year	$703.4	$1,152.5	$935.6
Supplemental disclosures of cash flow information
Cash paid for interest	$14.0	$19.7	$26.3
Cash paid for income taxes	39.7	56.0	63.8
Cash refund for income taxes	1.6	13.3	2.0
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
Terminated Merger Agreement
On December 20, 2020, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with Lockheed Martin Corporation ("Lockheed Martin") and Mizar Sub, Inc., a wholly-owned subsidiary of Lockheed Martin ("Merger Sub"), pursuant to which each share of common stock of the Company would have been automatically converted into the right to receive cash in an amount equal to $51.00 per share, adjusted from $56.00 following the payment of a one-time cash dividend of $5.00 per share paid in March 2021 (the "Pre-Closing Dividend") and the Company would have become a wholly-owned subsidiary of Lockheed Martin (the "Merger").
On January 25, 2022, the Federal Trade Commission ("FTC") filed a complaint against the Company and Lockheed Martin in the FTC’s administrative court and a complaint in U.S. federal court seeking a preliminary injunction to stop the deal pending an administrative trial (the "FTC Litigation"). On February 13, 2022, Lockheed Martin notified the Company that it had elected to terminate the Merger Agreement. On February 14, 2022, pursuant to the parties’ joint motion, the administrative complaint and the U.S. federal court complaint were dismissed.
Coronavirus ("COVID-19") Pandemic
During 2021, the Company’s financial results and operations were not materially adversely impacted by the COVID-19 pandemic. As a defense industrial-base U.S. government contractor, the Company is considered an essential business by the U.S. and state governments and it continues to operate as such during the COVID-19 pandemic. The extent to which the Company’s future financial results could be impacted by COVID-19 pandemic depends on future developments that are highly uncertain and cannot be predicted at this time. The Company is not aware of any specific event or circumstance that would require an update to its estimates or judgments or a revision of the carrying value of its assets or liabilities as of the date of issuance of this Annual Report on Form 10-K. These estimates may change, as new events occur and additional information is obtained. Actual results could differ materially from these estimates under different assumptions or conditions.
b.  Cash and Cash Equivalents
All highly liquid debt instruments purchased with a remaining maturity at the date of purchase of three months or less are considered to be cash equivalents. The Company aggregates its cash balances by bank, and reclassifies any negative balances, if applicable, to other current liabilities.
c.  Restricted Cash
As of December 31, 2021 and 2020, the Company designated $3.0 million as restricted cash to satisfy indemnification obligations for environmental remediation coverage.
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

		Fair value measurement as of December 31, 2021
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
	(In millions)
Money market funds	$388.6	$388.6	$—	$—
Commercial paper	35.0	—	35.0	—
Registered investment companies	1.3	1.3	—	—
Equity securities	10.6	10.6	—	—
Total	$435.5	$400.5	$35.0	$—

		Fair value measurement as of December 31, 2020
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
	(In millions)
Money market funds	$569.3	$569.3	$—	$—
Commercial paper	232.0	—	232.0	—
Registered investment companies	2.5	2.5	—	—
Equity securities	7.0	7.0	—	—
Total	$810.8	$578.8	$232.0	$—
As of December 31, 2021 and 2020, the total estimated fair value for commercial paper was classified as cash and cash equivalents as the remaining maturity at date of purchase was less than three months. Unrealized gains on equity securities (component of interest income in the consolidated statements of operations) in 2021 and 2020 totaled $1.5 million and $0.3 million, respectively.
The carrying amounts of certain of the Company’s financial instruments, including cash and cash equivalents, restricted cash, accounts receivable, accounts payable, accrued compensation, and other accrued liabilities, approximate fair value because of their short maturities.
The following table summarizes the estimated fair value and principal amount for outstanding debt obligations excluding finance lease obligations:

	Fair Value		Principal Amount
	As of December 31,		As of December 31,
	2021	2020	2021	2020
	(In millions)
Term loan	$275.8	$306.5	$282.2	$308.5
2.25% Convertible Senior Notes ("2 1/4% Notes")	266.1	609.5	145.9	300.0
	$541.9	$916.0	$428.1	$608.5
The fair value of the 2¼% Notes was determined using broker quotes that are based on open markets for the Company's debt securities (Level 2 securities). The fair value of the term loan was estimated based on a third-party model used to derive a relative value price using comparable corporate loans within a similar industry, credit quality, and currency.
e.  Accounts Receivable
Accounts Receivable represent the Company's unconditional right to consideration under the contract and include amounts billed and currently due from long-term contract customers. The amounts are stated at their net estimated realizable value.
Other receivables represent amounts billed for revenue not derived from long-term contracts.
f.  Inventories
Inventories are stated at cost (generally using the average cost method) or net realizable value. The Company capitalizes costs incurred in advance of contract award or funding in inventories if it determines that contract award or funding is probable. Amounts previously capitalized are expensed when changes in facts and circumstances indicate that a contract award or funding is no longer probable. General and administrative costs incurred throughout 2021 and 2020 totaled $237.1 million and $262.9 million, respectively, and the cumulative amount of general and administrative costs in long-term contract inventories were estimated to be $1.3 million and $1.8 million as of December 31, 2021 and 2020, respectively. Inventories are included as a component of other current assets.
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
The Company evaluates qualitative factors (including macroeconomic conditions, industry and market considerations, cost factors, and overall financial performance) to determine whether it is necessary to perform the first step of the goodwill test. This step is referred to as the "Step Zero" analysis. If it is determined that it is more likely than not (a likelihood of more than 50%) that the fair value of a reporting unit is less than its carrying amount, the Company will proceed to the quantitative ("Step One") analysis to determine the existence and amount of any goodwill impairment. The Company may also perform a Step One analysis from time to time to augment its qualitative assessment. The Company evaluated goodwill using a Step Zero analysis as of October 1, 2021 and 2020, and determined that goodwill was not impaired.
There can be no assurance that the Company’s estimates and assumptions made for purposes of its goodwill impairment testing will prove to be accurate predictions of the future. If the Company’s assumptions and estimates are incorrect, the Company may be required to record goodwill impairment charges in future periods.
The goodwill balance as of December 31, 2021 and 2020, relates to the Company’s Aerospace and Defense segment.
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

The following table summarizes the changes in the carrying amount of CAROs:

	Year Ended December 31,
	2021	2020	2019
	(In millions)
Balance at beginning of year	$51.4	$51.4	$46.0
(Reductions)/ additions and other, net	(2.3)	(2.7)	2.6
Accretion	2.7	2.7	2.8
Balance at end of year	$51.8	$51.4	$51.4
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

	Year Ended December 31,
	2021	2020	2019
	(In millions, except per share amounts)
Net favorable effect of the changes in contract estimates on net sales	$34.8	$38.5	$38.6
Favorable effect of the changes in contract estimates on income before income taxes	31.2	45.1	38.4
Favorable effect of the changes in contract estimates on net income	23.0	34.5	28.2
Favorable effect of the changes in contract estimates on basic earnings per share ("EPS") of common stock	0.29	0.44	0.36
Favorable effect of the changes in contract estimates on diluted EPS	0.28	0.42	0.34
The 2021 net favorable changes in contract estimates were primarily driven by improved performance and risk retirements on the RS-68, Terminal High Altitude Area Defense ("THAAD"), Patriot Advanced Capability-3 ("PAC-3"), and RL10 programs partially offset by cost growth on a portion of the Standard Missile program and the Commercial Crew program. The 2020 net favorable changes in contract estimates were primarily driven by improved performance and risk retirements on the THAAD, RS-68, RL10, and PAC-3 programs partially offset by cost growth on a portion of the Standard Missile program and the Commercial Crew program. The 2019 net favorable changes in contract estimates on income before income taxes were primarily driven by improved performance and risk retirements on the THAAD and PAC-3 programs.
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

	As of December 31,
	2021	2020
	(In millions)
Contract assets	$359.6	$294.3
Reserve for overhead rate disallowance	(5.4)	(5.7)
Contract assets, net of reserve	354.2	288.6
Contract liabilities	366.5	407.2
Net contract liabilities, net of reserve	$(12.3)	$(118.6)
Net contract liabilities decreased by $106.3 million primarily due to a decrease in contract advances and an increase in unbilled receivables. During 2021, the Company recognized sales of $364.9 million that were included in the Company’s contract liabilities as of December 31, 2020. During 2020, the Company recognized sales of $222.3 million that were included in the Company’s contract liabilities as of December 31, 2019. Contract assets included unbilled receivables of $347.1 million and $286.0 million as of December 31, 2021 and 2020, respectively. Approximately 20% of unbilled receivables at December 31, 2021, are expected to be collected after one year.
As of December 31, 2021, the Company’s total remaining performance obligations, also referred to as backlog, totaled $6.8 billion. The Company expects to recognize approximately 34%, or $2.3 billion, of the remaining performance obligations as sales over the next twelve months, an additional 28% the following twelve months, and 38% thereafter.
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

	Year Ended December 31,
	2021	2020	2019
Fixed-price	57%	61%	61%
Cost-reimbursable	43	39	39
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
s.  Research and Development ("R&D")
Company-funded R&D expenses (reported as a component of cost of sales) were $50.6 million, $55.8 million, and $65.1 million in 2021, 2020, and 2019, respectively. Company-funded R&D expenses include the costs of technical activities that are useful in developing new products, services, processes, or techniques, as well as expenses for technical activities that may significantly improve existing products or processes. These expenses are generally allocated among all contracts and programs in progress under U.S. government contractual arrangements. From time to time, the Company believes it is in its best interests to self-fund and not allocate costs for certain R&D activities to the U.S. government contracts.
Customer-funded R&D expenditures, which are funded from U.S. government contracts, totaled $700.7 million, $628.7 million, and $680.5 million in 2021, 2020, and 2019, respectively. Expenditures under customer-funded R&D U.S. government contracts are accounted for as sales and cost of sales.
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

	Year Ended December 31,
	2021	2020	2019
U.S. government	96%	96%	96%
Non U.S. government customers	4	4	4
The following table summarizes the percentages of net sales for significant programs, all of which are included in the U.S. government sales and are comprised of multiple contracts:

	Year Ended December 31,
	2021	2020	2019
RS-25 program	17%	18%	17%
Standard Missile program	12	13	13
PAC-3 program	10	10	10
THAAD program	8	11	10
Major Customers
The following table summarizes the customers that represented more than 10% of net sales, each of which involves sales of several product lines and programs:

	Year Ended December 31,
	2021	2020	2019
Lockheed Martin	32%	34%	33%
NASA	20	21	21
Raytheon Technologies Corporation ("Raytheon")	17	17	17
United Launch Alliance ("ULA")	*	*	10
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
The following table summarizes customers that represented more than 10% of accounts receivable, including unbilled receivables which are a component of contract assets:

	As of December 31,
	2021	2020
Raytheon	26%	20%
Lockheed Martin	17	21
The Boeing Company	17	16
ULA	11	*
NASA	10	*
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
Workforce
As of December 31, 2021, 8% of the Company’s employees were covered by collective bargaining agreements.
w.  Related Parties
Warren G. Lichtenstein, the Executive Chairman of the Company is also the Executive Chairman of Steel Partners Holdings L.P. ("Steel Holdings") and the Chief Executive Officer of Steel Partners Ltd. ("SPL"). The Company received services of $0.1 million and $1.1 million in 2020, and 2019, respectively, from Steel Holdings and SPL, primarily included administrative services and the use of an aircraft for business travel. As of December 31, 2020, the Company had liabilities due to such entities of $0.1 million.

Lucas-Milhaupt, Inc., an indirect wholly-owned subsidiary of Steel Holdings, sold $0.3 million in raw materials to the Company for the manufacture of its products in 2019.
GAMCO Investors, Inc. ("GAMCO") owned 6% and 8% of the Company's common stock at December 31, 2021 and 2020, respectively. The Company received services of $1.0 million, $0.8 million, and $1.0 million in 2021, 2020, and 2019, respectively, from GAMCO for investment management fees of the Company’s defined benefit pension plan assets.
BlackRock, Inc. ("BlackRock") owned 15% and 15% of the Company's common stock at December 31, 2021 and 2020, respectively. The Company invests in money market funds managed by BlackRock.
The Vanguard Group, Inc. ("Vanguard") owned 10% and 10% of the Company’s common stock at December 31, 2021 and 2020, respectively. Certain of the investment alternatives offered through the Company’s 401(k) plan and grantor trust include funds managed by Vanguard.
x.  Accounting Pronouncements
Recently Issued Accounting Pronouncements
In August 2020, the FASB issued guidance which simplifies the accounting for convertible instruments. This guidance eliminates certain models that require separate accounting for embedded conversion features, in certain cases. Additionally, among other changes, the guidance eliminates certain of the conditions for equity classification for contracts in an entity’s own equity. The guidance also requires entities to use the if-converted method for all convertible instruments in the diluted earnings per share calculation and include the effect of share settlement for instruments that may be settled in cash or shares, except for certain liability-classified share-based payment awards. The Company will adopt the new guidance as of January 1, 2022, using the modified retrospective approach. The adoption of the guidance will result in the reported balance of the 2¼% Notes being the par value offset only by the unamortized debt issuance costs. Further, the adoption of the new guidance will result in the reduction of non-cash interest expense through the maturity of the 2¼% Notes. In 2021, amortization of the debt discount on the 2¼% Notes was $4.3 million.
Note 2. Earnings Per Share
The following table reconciles the numerator and denominator used to calculate basic and diluted EPS:

	Year Ended December 31,
	2021	2020	2019
	(In millions, except per share amounts)
Numerator:
Net income	$143.7	$137.7	$141.0
Income allocated to participating securities	(0.9)	(1.7)	(2.6)
Net income for basic and diluted EPS	$142.8	$136.0	$138.4
Denominator:
Basic weighted average shares	79.2	77.4	77.2
Effect of:
2 1/4% Notes	2.4	4.5	4.4
Awards issued under equity plans	0.1	—	0.1
Diluted weighted average shares	81.7	81.9	81.7
Basic EPS	$1.80	$1.76	$1.79
Diluted EPS	$1.75	$1.66	$1.69
Securities which would have been anti-dilutive are insignificant and are excluded from the computation of diluted earnings per share in all periods presented.
Note 3. Balance Sheet Accounts and Supplemental Disclosures
a.  Accounts Receivable

	As of December 31,
	2021	2020
	(In millions)
Billed	$60.3	$75.3
Other trade receivables	0.3	0.3
Accounts receivable	$60.6	$75.6

b.  Other Current Assets

	As of December 31,
	2021	2020
	(In millions)
Deferred costs recoverable from the U.S. government	$37.4	$41.0
Income tax receivable	22.1	46.9
Prepaid expenses	15.3	18.0
Inventories	10.0	10.0
Other	23.0	20.6
Other current assets	$107.8	$136.5
c.  Property, Plant and Equipment, net

	As of December 31,
	2021	2020
	(In millions)
Land	$71.1	$71.2
Buildings and improvements	503.0	433.4
Machinery and equipment, including capitalized software	499.1	471.3
Construction-in-progress	50.0	105.5
	1,123.2	1,081.4
Less: accumulated depreciation	(702.1)	(658.3)
Property, plant and equipment, net	$421.1	$423.1
Depreciation expense for 2021, 2020, and 2019 was $48.8 million, $49.2 million, and $58.1 million, respectively. The Company had $8.8 million of property, plant and equipment additions included in accounts payable as of December 31, 2021.

d.  Intangible Assets

	As of December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In millions)
Customer related	$87.2	$81.3	$5.9
Intellectual property\trade secrets	34.2	22.3	11.9
Trade name	21.0	6.1	14.9
Acquired technology	19.2	17.0	2.2
Intangible assets	$161.6	$126.7	$34.9

	As of December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In millions)
Customer related	$87.2	$75.3	$11.9
Intellectual property\trade secrets	34.2	19.7	14.5
Trade name	21.0	5.4	15.6
Acquired technology	19.2	16.4	2.8
Intangible assets	$161.6	$116.8	$44.8
The intangible assets relate to the Company’s Aerospace and Defense segment. Amortization expense related to intangible assets was $9.9 million, $13.4 million, and $13.6 million in 2021, 2020, and 2019, respectively.

Future amortization expense for the five succeeding years is estimated to be as follows:

Year Ending December 31,	Future Amortization Expense
(In millions)
2022	$6.6
2023	6.1
2024	4.8
2025	3.7
2026	2.1
$23.3
e.  Other Noncurrent Assets

	As of December 31,
	2021	2020
	(In millions)
Real estate held for entitlement and leasing	$103.7	$101.8
Receivable from Northrop Grumman Corporation for environmental remediation costs	34.5	40.5
Deferred costs recoverable from the U.S. government	62.1	54.7
Other	43.0	57.8
Other noncurrent assets	$243.3	$254.8
f.  Other Current Liabilities

	As of December 31,
	2021	2020
	(In millions)
Accrued compensation and employee benefits	$122.0	$118.0
Dividends payable	1.7	447.8
Other	49.0	43.9
Other current liabilities	$172.7	$609.7
g.  Accumulated Other Comprehensive Loss, Net of Income Taxes
The following table presents the changes in accumulated other comprehensive loss by components, net of income taxes:

	Actuarial Losses, Net	Prior Service Credits (Costs), Net	Total
	(In millions)
December 31, 2019	$(236.4)	$(0.1)	$(236.5)
Actuarial losses, net of income taxes	(31.5)	—	(31.5)
Amortization of net actuarial losses and prior service credits, net of income taxes	40.3	0.1	40.4
December 31, 2020	(227.6)	—	(227.6)
Actuarial gains, net of income taxes	80.5	—	80.5
Amortization of net actuarial losses and prior service costs, net of income taxes	46.0	0.1	46.1
December 31, 2021	$(101.1)	$0.1	$(101.0)

Note 4. Leases
The Company and its subsidiaries lease certain facilities, machinery and equipment, and office buildings under long-term, non-cancelable operating leases. The leases generally provide for renewal options ranging from one to twenty years.
The following table summarizes the Company's lease costs:

	Year Ended December 31,
	2021	2020	2019
	(In millions)
Operating lease cost	$16.0	$15.5	$14.2
Finance lease cost:
Amortization	2.6	2.9	4.0
Interest on lease liabilities	2.6	2.7	2.9
Short-term lease cost	0.5	0.5	0.8
Total lease costs	$21.7	$21.6	$21.9

The following table summarizes the supplemental cash flow information related to leases:

	Year Ended December 31,
	2021	2020	2019
	(In millions)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$15.6	$13.7	$14.2
Operating cash flows for finance leases	2.6	2.7	2.9
Financing cash flows for finance leases	2.2	2.1	3.3
Assets obtained in exchange for lease obligations:
Operating leases	36.3	11.9	7.7
Finance leases	—	—	23.8
The following table summarizes the supplemental balance sheet information related to leases:

	As of December 31,
	2021	2020
	(In millions)
Operating leases:
Operating lease right-of-use assets	$52.6	$46.8
Operating lease liabilities (component of other current liabilities)	$13.4	$13.4
Operating lease liabilities, noncurrent	41.3	35.7
Total operating lease liability	$54.7	$49.1

Finance leases:
Property, plant and equipment	$52.9	$52.9
Accumulated depreciation	(11.3)	(8.6)
Property, plant and equipment, net	$41.6	$44.3
Current portion of long-term debt	$1.9	$2.2
Long-term debt	41.5	43.4
Total finance lease liability	$43.4	$45.6

Weighted-average remaining lease term (in years):
Operating leases	7	7
Finance leases	16	17
Weighted-average discount rate:
Operating leases	3.8%	4.4%
Finance leases	5.9%	5.9%

The Company has additional operating leases that have not yet commenced amounting to $0.8 million. These operating leases will commence in 2022 with lease terms of up to one year.
The following table presents the maturities of lease liabilities and lease revenue in effect as of December 31, 2021:

Year Ending December 31,	Operating Leases	Finance Leases	Future Minimum Rental Income
	(In millions)
2022	$15.2	$4.4	$1.9
2023	9.5	3.7	1.2
2024	5.5	3.8	1.1
2025	4.8	3.8	1.1
2026	5.0	3.9	1.2
Thereafter	22.9	49.8	5.5
Total minimum rentals	62.9	69.4	12.0
Less: imputed interest	(8.2)	(26.0)	—
Total	$54.7	$43.4	$12.0
The Company also leases certain surplus facilities to third parties. The Company recorded lease income of $2.5 million, $3.3 million, and $7.5 million in 2021, 2020 and 2019, respectively, related to these arrangements, which have been included in net sales.
Note 5. Income Taxes
The Company files a consolidated U.S. federal income tax return with its wholly-owned subsidiaries. The following table presents the components of the Company’s income tax provision:

	Year Ended December 31,
	2021	2020	2019
	(In millions)
Current
U.S. federal	$55.0	$4.8	$45.2
State and local	14.3	(0.1)	11.5
	69.3	4.7	56.7
Deferred
U.S. federal	(17.3)	26.1	(8.1)
State and local	(0.7)	11.7	2.3
	(18.0)	37.8	(5.8)
Income tax provision	$51.3	$42.5	$50.9
The following table presents the reconciling items between the income tax provision using the U.S. federal statutory rate and the Company's reported income tax provision.

	Year Ended December 31,
	2021	2020	2019
	(In millions)
Statutory U.S. federal income tax	$41.0	$37.9	$40.3
State income taxes, net of federal benefit	11.9	9.1	10.9
Reserve adjustments	0.1	1.2	3.9
Nondeductible compensation	1.6	3.4	1.0
Tax credits and special deductions	0.6	(4.6)	(2.7)
Convertible debt	(3.4)	—	—
Stock-based compensation excess tax benefits	(1.0)	(4.4)	(2.3)
Other	0.5	(0.1)	(0.2)
Income tax provision	$51.3	$42.5	$50.9

The following table presents a reconciliation of the U.S. federal statutory income tax rate to the Company’s effective income tax rate on earnings in percentages.

	Year Ended December 31,
	2021	2020	2019
Statutory U.S. federal income tax rate	21.0%	21.0%	21.0%
State income taxes, net of federal benefit	6.1	5.1	5.7
Reserve adjustments	—	0.7	2.0
Nondeductible compensation	0.8	1.9	0.5
Tax credits and special deductions	0.3	(2.6)	(1.4)
Convertible debt	(1.8)	—	—
Stock-based compensation excess tax benefits	(0.5)	(2.4)	(1.2)
Other	0.4	(0.1)	(0.1)
Effective income tax rate	26.3%	23.6%	26.5%
In 2021, the Company’s effective tax rate was 26.3%. The Company's effective tax rate differed from the 21% statutory federal income tax rate primarily due to state income taxes, uncertain tax positions, and certain expenditures which are permanently not deductible for tax purposes, offset by R&D credits, excess tax benefits related to the Company’s stock-based compensation and deductible premiums paid upon the redemption of a portion of the Company’s convertible debt.
In 2020, the Company’s effective tax rate was 23.6%.he Company's effective tax rate differed from the 21% statutory federal income tax rate primarily due to state income taxes, uncertain tax positions, and certain expenditures which are permanently not deductible for tax purposes, offset by R&D credits and excess tax benefits related to the Company's stock-based compensation.
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
The State of Florida notified the Company they would be opening an income tax audit for the years ended December 31, 2016, through December 31, 2018. The audit began in the first quarter of 2020 and concluded in the third quarter of 2021. The audit resulted in an immaterial favorable adjustment.
U.S. federal tax returns for the years ended December 31, 2018, through December 31, 2020, remain open to examination. Tax returns for the years ended December 31, 2017, through December 31, 2020, remain open to examination for state income tax jurisdictions.
The following table presents a reconciliation of unrecognized tax benefits:

	Year Ended December 31,
	2021	2020	2019
	(In millions)
Balances at beginning of year	$14.2	$58.0	$7.4
Increases based on tax positions in prior years	0.3	2.7	40.4
Decreases based on tax position in prior years	(0.4)	(51.5)	—
Increases based on tax positions in current year	6.6	5.6	10.4
Lapse of statute of limitations	(0.7)	(0.6)	(0.2)
Balances at end of year	$20.0	$14.2	$58.0
As of December 31, 2021, the total amount of unrecognized tax benefits was $20.0 million which would all affect the effective tax rate. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2021, the Company’s accrued interest and penalties related to uncertain tax positions was $0.6 million. It is reasonably possible that a reduction of up to $2.4 million of unrecognized tax benefits and related interest and penalties may occur within the next 12 months as a result of the expiration of certain statutes of limitations.
Deferred Income Taxes
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of the Company’s assets and liabilities for financial reporting and income tax purposes. Deferred tax assets and liabilities are determined by multiplying such differences by the enacted tax rates expected to be in effect when such differences are recovered or settled.

The following table presents the deferred tax assets and liabilities:

	As of December 31,
	2021	2020
	(In millions)
Deferred Tax Assets
Accrued estimated costs	$49.5	$48.4
Basis difference in assets and liabilities	58.8	68.5
Operating lease liabilities	13.7	12.3
Tax losses and credit carryforwards	0.4	1.7
Net cumulative defined benefit pension plan losses	58.8	81.5
Retiree medical and life insurance benefits	4.7	6.0
Total deferred tax assets	185.9	218.4
Deferred Tax Liabilities
Revenue recognition differences	104.8	116.7
Basis differences in intangible assets	10.7	9.2
ROU assets	12.9	11.4
Total deferred tax liabilities	128.4	137.3
Total net deferred tax assets	$57.5	$81.1
Realization of deferred tax assets is primarily dependent on generating sufficient taxable income in future periods. The Company believes it is more likely than not its deferred tax assets will be realized. Accordingly, no valuation allowance was recorded for 2021 and 2020.
The Company fully utilized its federal net operating loss carryforwards and income tax credits in 2018. The Company utilized substantially all of its state net operating loss carryforwards in 2019. The Company’s California income tax credit carryovers have been fully utilized as of December 31, 2021.
Note 6. Long-Term Debt

	As of December 31,
	2021	2020
	(In millions)
Senior debt	$281.4	$307.1
Convertible senior notes	136.5	271.6
Finance leases (see Note 4)	43.4	45.6
Total debt, carrying amount	461.3	624.3
Less: Amounts due within one year	(166.7)	(299.9)
Total long-term debt, carrying amount	$294.6	$324.4
The following table presents as of December 31, 2021, the earlier of the Company’s contractual debt principal maturities excluding finance lease obligations (see Note 4):

	Total	2022	2023
	(In millions)
Senior debt	$282.2	$28.4	$253.8
Convertible senior notes	145.9	145.9	—
	$428.1	$174.3	$253.8
The Company amortizes deferred financing costs over the estimated life of the related debt (a portion of which is classified as a contra liability). Amortization of deferred financing costs was $1.6 million, $2.0 million, and $1.9 million in 2021, 2020, and 2019, respectively.

a.  Senior Debt

	As of December 31,
	2021	2020
	(In millions)
Term loan, bearing interest at variable rates (rate of 1.85% as of December 31, 2021), maturing in September 2023	$282.2	$308.5
Unamortized deferred financing costs	(0.8)	(1.4)
Total senior debt	$281.4	$307.1
The senior secured senior credit facility (the "Senior Credit Facility") matures on September 20, 2023, and consists of (i) a  $650.0 million revolving line of credit (the "Revolver") and (ii) a $350.0 million term loan (the "Term Loan").
As of December 31, 2021, the Company had zero borrowings under the Revolver and had issued $27.8 million letters of credit.
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
The Term Loan amortized at a rate of 7.5% per annum as of December 31, 2021, and increasing to 10.0% per annum from December 31, 2022, to be paid in equal quarterly installments with any remaining amounts, along with outstanding borrowings under the Revolver, due on the maturity date. Outstanding borrowings under the Revolver and the Term Loan may be voluntarily repaid at any time, in whole or in part, without premium or penalty.
The Senior Credit Facility is secured by a first priority security interest in the Company’s assets, subject to certain customary exceptions, as well as pledges of its equity interests in certain subsidiaries.
The Senior Credit Facility contains financial covenants requiring the Company to (i) maintain an interest coverage ratio (the "Consolidated Interest Coverage Ratio") of not less than 3.00 to 1.00 and (ii) maintain a Consolidated Net Leverage Ratio not to exceed 3.50 to 1.00 provided that the maximum leverage ratio for all periods shall be increased by 0.50 to 1.00 for two consecutive quarters after consummation of a qualified acquisition.
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
The Company was in compliance with its financial and non-financial covenants as of December 31, 2021.
b.  Convertible Senior Notes

	As of December 31,
	2021	2020
	(In millions)
Senior convertible notes, bearing interest at 2.25% per annum, interest payments due in June and December, maturing in December 2023	$145.9	$300.0
Unamortized discount and deferred financing costs	(9.4)	(28.4)
Total convertible senior notes	$136.5	$271.6
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

In 2021, the Company settled $154.1 million of its 2¼% Notes. The principal amount was settled in cash and the conversion premium was settled in common shares. See Note 11.
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
Holders may convert their 2¼% Notes at their option from January 1, 2022, through March 31, 2022, because the Company's closing stock price exceeded $33.80 for at least 20 days in the 30 day period prior to December 31, 2021. The Company has a stated intention to cash settle the principal amount of the 2¼% Notes with the conversion premium to be settled in common shares. Accordingly, the net balance of the 2¼% Notes of $136.5 million is classified as a current liability as of December 31, 2021.
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

The following table summarizes the 2¼% Notes information (in millions, except years, percentages, conversion rate, and conversion price):

	As of December 31,
	2021	2020
Carrying value	$136.5	$271.6
Unamortized discount and deferred financing costs	9.4	28.4
Principal amount	$145.9	$300.0
Carrying amount of equity component, net of equity issuance costs	$—	$54.5
Remaining amortization period (years)	2.0	3.0
Effective interest rate	5.8%	5.8%
Conversion rate (shares of common stock per $1,000 principal amount)	38.4615	38.4615
Conversion price (per share of common stock)	$26.00	$26.00
 Based on the Company's closing stock price of $46.76 on December 31, 2021, the if-converted value of the 2¼% Notes exceeded the aggregate principal amount of the 2¼% Notes by $116.5 million.
The following table presents the interest expense components for the 2¼% Notes:

	Year Ended December 31,
	2021	2020	2019
	(In millions)
Interest expense-contractual interest	$3.3	$6.8	$6.8
Interest expense-amortization of debt discount	4.3	7.9	7.5
Interest expense-amortization of deferred financing costs	0.4	0.6	0.6
Note 7. Retirement Benefits
a.  Plan Descriptions
Pension Benefits
The Company's defined benefit pension plan future benefit accrual was discontinued in 2009. As of December 31, 2021, the assets, projected benefit obligations, and unfunded pension obligation were $1,005.0 million, $1,279.3 million, and $274.3 million, respectively.
The American Rescue Plan Act of 2021 ("ARPA") that was signed into law on March 11, 2021, provided funding relief to sponsors of defined benefit pension plans. In line with provisions of ARPA, the Company expects to make cash contributions of approximately $15 million to its tax-qualified defined benefit pension plan in 2022. The Company is generally able to recover contributions related to its tax-qualified defined benefit pension plan as allowable costs on its U.S. government contracts, but there are differences between when the Company contributes to its tax-qualified defined benefit pension plan under pension funding rules and when it is recoverable under Cost Accounting Standards ("CAS"). The Company estimates the CAS recoverable amounts related to the Company's retirement benefits plans to be approximately $38 million in 2022. During 2021, the Company made cash contributions of $17.3 million and used $20.0 million of prepayment credits to fund its tax-qualified defined benefit pension plan.
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
Defined Contribution 401(k) Benefits
The Company sponsors a defined contribution 401(k) plan and participation in the plan is available to all employees. The Company makes matching contributions in cash equal to 100% of the first 3% of the participants’ compensation contributed and 50% of the next 3% of the compensation contributed. The cost of the 401(k) plan was $22.8 million, $21.8 million, and $21.4 million in 2021, 2020, and 2019, respectively.

b.  Plan Results
The following table summarizes the balance sheet impact of the Company’s pension benefits and medical and life insurance benefits. Pension benefits include the consolidated tax-qualified plan and the unfunded non-qualified plan for benefits provided to employees beyond those provided by the Company’s tax-qualified plan. Assets, benefit obligations, and the funded status of the plans were determined at December 31, 2021 and 2020.

	Pension Benefits		Medical and Life Insurance Benefits
	As of December 31,
	2021	2020	2021	2020
	(In millions)
Change in fair value of assets:
Fair value - beginning of year	$957.0	$932.5	$—	$—
Gain on assets	135.7	117.1	—	—
Employer contributions	18.8	15.6	2.4	2.8
Benefits paid (1)	(106.5)	(108.2)	(2.4)	(2.8)
Fair value - end of year	$1,005.0	$957.0	$—	$—
Change in benefit obligation:
Benefit obligation - beginning of year	$1,381.5	$1,349.8	$25.0	$25.9
Interest cost	33.5	42.5	0.5	0.8
Actuarial (gains) losses	(29.2)	97.4	(3.5)	1.1
Benefits paid	(106.5)	(108.2)	(2.4)	(2.8)
Benefit obligation and accumulated benefit obligation - end of year	$1,279.3	$1,381.5	$19.6	$25.0
Funded status of the plans	$(274.3)	$(424.5)	$(19.6)	$(25.0)
Amounts recognized in the consolidated balance sheets:
Postretirement medical and life insurance benefits, current	$—	$—	$(2.7)	$(3.5)
Postretirement medical and life insurance benefits, noncurrent	—	—	(16.9)	(21.5)
Pension liability, non-qualified current (component of other current liabilities)	(1.4)	(1.3)	—	—
Pension liability, non-qualified (component of other noncurrent liabilities)	(17.0)	(18.0)	—	—
Pension benefits, noncurrent	(255.9)	(405.2)	—	—
Net liability recognized in the consolidated balance sheets	$(274.3)	$(424.5)	$(19.6)	$(25.0)
______
(1)Benefits paid for medical and life insurance benefits are net of the Medicare Part D Subsidy of less than $0.1 million, and $0.1 million received in 2021 and 2020, respectively.
The pension benefits obligation actuarial gains of $29.2 million in 2021 were primarily the result of an increase in the discount rate used to determine the obligation. The discount rate was 2.90% as of December 31, 2021, compared with 2.52% as of December 31, 2020. The pension obligation actuarial losses of $97.4 million in 2020 were primarily the result of a decrease in the discount rate used to determine the obligation due to lower market interest rates. The discount rate was 2.52% as of December 31, 2020, compared with 3.28% as of December 31, 2019.
The following table presents the components of retirement benefits expense (income):

	Pension Benefits			Medical and Life Insurance Benefits
	Year Ended December 31,			Year Ended December 31,
	2021	2020	2019	2021	2020	2019
	(In millions)
Interest cost on benefit obligation	$33.5	$42.5	$52.7	$0.5	$0.8	$1.2
Assumed return on assets	(61.4)	(60.5)	(64.8)	—	—	—
Amortization of prior service costs (credits)	0.1	0.1	0.1	—	—	(0.2)
Amortization of net losses (gains)	63.9	57.4	40.9	(2.7)	(3.7)	(3.8)
	$36.1	$39.5	$28.9	$(2.2)	$(2.9)	$(2.8)

The following table presents the actual return and rate of return on assets:

	Year Ended December 31,
	2021	2020	2019
	(In millions, except rate of return)
Actual gain on assets	$135.7	$117.1	$144.8
Actual rate of return on assets	15.0%	15.6%	18.0%
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
c.  Plan Assumptions
The following table presents the assumptions, calculated based on a weighted-average, to determine the benefit obligations:

	Pension Benefits		Medical and Life Insurance Benefits
	As of December 31,		As of December 31,
	2021	2020	2021	2020
Discount rate	2.90%	2.52%	2.77%	2.28%
Discount rate (non-qualified plan)	2.89%	2.51%	*	*
Ultimate healthcare trend rate	*	*	4.50%	4.50%
Initial healthcare trend rate (pre 65/post 65)	*	*	6.25%	6.50%
Year ultimate rate attained (pre 65/post 65)	*	*	2029	2028
______
*    Not applicable
The following table presents the assumptions, calculated based on a weighted-average, to determine the retirement benefits expense (income):

	Pension Benefits			Medical and Life Insurance Benefits
	Year Ended December 31,			Year Ended December 31,
	2021	2020	2019	2021	2020	2019
Discount rate	2.52%	3.28%	4.27%	2.28%	3.19%	4.09%
Discount rate (non-qualified plan)	2.51%	3.30%	4.27%	*	*	*
Expected long-term rate of return on assets	7.00%	7.00%	7.00%	*	*	*
Ultimate healthcare trend rate	*	*	*	4.50%	4.50%	4.50%
Initial healthcare trend rate (pre 65/post 65)	*	*	*	6.50%	5.50%	6.00%
Year ultimate rate attained (pre 65/post 65)	*	*	*	2028	2022	2022
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
The expected long-term rate of return on assets represents the rate of earnings expected in the funds invested, and funds to be invested, to provide for anticipated benefit payments to plan participants. The Company evaluated historical investment performance, current and expected asset allocation, and, with input from the Company’s external advisors, developed best estimates of future investment performance. Based on this analysis, the Company assumed a long-term expected rate of return of 7.0% in 2021.

The Company reviews external data and its own historical trends for healthcare costs to determine the healthcare cost trend rates for the medical benefit plans. For 2021 medical benefit obligations, the Company assumed a 6.25% annual rate of increase for pre and post 65 participants in the per capita cost of covered healthcare claims with the rate decreasing over seven years until reaching 4.5%.
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
The following table presents the asset allocations by asset category:

	As of December 31,
	2021	2020
Cash and cash equivalents	5%	2%
Equity securities	47	46
Fixed income	12	15
Registered investment companies	1	2
Private assets	10	11
Hedge funds	25	24
Total	100%	100%
The following tables present the fair value by asset category and by level:

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
	(In millions)
December 31, 2021
Cash and cash equivalents	$0.1	$0.1	$—	$—
Equity securities:
Domestic equity securities	428.5	428.5	—	—
International equity securities	44.2	44.2	—	—
Fixed income:
Corporate debt securities	57.5	—	39.9	17.6
Asset-backed securities	29.3	—	29.3	—
U.S. government securities	28.8	—	28.8	—
Foreign bonds	0.9	—	0.9	—
Derivatives	0.1	—	0.1	—
Registered investment companies	13.9	13.9	—	—
Private assets	1.2	—	—	1.2
Total	604.5	$486.7	$99.0	$18.8
Investment measured at Net Asset Value ("NAV")
Private assets	97.8
Hedge funds	254.5
Common/collective trusts ("CCTs")	56.4
Total investments measured at NAV	408.7
Receivables	9.5
Payables	(17.7)
Total assets	$1,005.0

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
	(In millions)
December 31, 2020
Cash and cash equivalents	$0.4	$0.4	$—	$—
Equity securities:
Domestic equity securities	406.3	400.2	—	6.1
International equity securities	37.0	37.0	—	—
Fixed income:
Corporate debt securities	71.5	—	39.6	31.9
Asset-backed securities	28.7	—	28.7	—
U.S. government securities	41.4	—	41.4	—
Municipal bonds	0.6	—	0.6	—
Foreign bonds	0.5	—	0.5	—
Registered investment companies	16.4	16.4	—	—
Private assets	3.1	—	—	3.1
Total	605.9	$454.0	$110.8	$41.1
Investment measured at NAV
Private assets	100.8
Hedge funds	232.3
CCTs	36.2
Total investments measured at NAV	369.3
Receivables	0.9
Payables	(19.1)
Total assets	$957.0
Below is a description of the significant investment strategies and valuation methodologies used for the investments measured at fair value, including the general classification of such investments pursuant to the valuation hierarchy. There have been no changes in the methodologies used at December 31, 2021 and 2020.
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
Fixed income securities
Fixed income securities are invested in a variety of instruments, including, but not limited to, corporate debt securities, U.S. government securities, CCTs, asset-backed securities, municipal bonds, foreign bonds, and other investment vehicles. Corporate debt securities are invested in corporate bonds and term loans. Corporate bonds are valued at bid evaluations using observable and market-based inputs and are classified as Level 2 investments. Term loans are priced using unobservable inputs and are classified as Level 3 investments. Asset-backed securities, including government-backed mortgage securities, commercial mortgage-backed securities, auto receivable backed securities, and other asset-backed securities, are valued at bid evaluations and are classified as Level 2 investments. Municipal bonds are valued using pricing models maximizing the use of observable inputs for similar securities and are classified as Level 2 investments. Foreign bonds that are valued using pricing models maximizing the use of observable inputs for similar securities are classified as Level 2 investments. Foreign bonds that are priced using unobservable inputs are classified as Level 3 investments. The foreign bond classified as Level 3 investment had no value at both December 31, 2021 and 2020. CCTs invested in fixed income securities are measured at NAV and included as a reconciling item to the fair value tables above.

Registered investment companies
Registered investment companies are invested in corporate bonds, senior secured loans, and other fixed income. Registered investment companies are transacted at NAV published daily and are classified as Level 1 investments.
Private assets
Private assets are primarily limited partnerships that mainly invest in U.S. and non-U.S. leveraged buyout, venture capital and special situation strategies. Generally, the individual investments within the partnerships or funds are valued at public market, private market, or appraised value. Private assets are valued by investment managers using unobservable inputs such as extrapolated data, proprietary data, or indicative quotes. The majority of the private assets are valued at NAV and included as a reconciling item to the fair value tables above. Private assets for which there is no NAV are classified as Level 3 investments. Valuations of certain assets were based on the NAV or market value three months prior to the year-end. The Company made adjustments amounting to an increase of $1.1 million for 2021 and a decrease of $6.2 million for 2020 to account for changes since the valuation date.
Hedge funds
Hedge funds primarily consist of multi-strategy hedge funds that invest across a range of equity and debt securities in a variety of industry sectors. Hedge funds are valued at NAV calculated by investment managers using unobservable inputs such as extrapolated data, proprietary data, or indicative quotes and are included as a reconciling item to the fair value tables above.
The following tables present the changes in the fair value of the Level 3 investments:

	December 31, 2020	Unrealized Gains (Losses)	Realized Gains	Purchases, Sales, and Settlements, net	December 31, 2021
	(In millions)
Equity securities	$6.1	$10.1	$1.1	$(17.3)	$—
Corporate debt securities	31.9	0.1	—	(14.4)	17.6
Private assets	3.1	—	—	(1.9)	1.2
Total	$41.1	$10.2	$1.1	$(33.6)	$18.8

	December 31, 2019	Unrealized Gains	Realized Gains	Purchases, Sales, and Settlements, net	December 31, 2020
	(In millions)
Equity securities	$4.2	$1.9	$—	$—	$6.1
Corporate debt securities	27.6	5.4	—	(1.1)	31.9
Private assets	5.4	1.7	1.3	(5.3)	3.1
Total	$37.2	$9.0	$1.3	$(6.4)	$41.1
e.  Benefit Payments
The following table presents estimated future benefit payments:

	Pension Benefit Payments	Medical and Life Insurance Benefits
Year Ending December 31,		Gross Benefit Payments	Medicare D Subsidy	Net Benefit Payments
	(In millions)
2022	$104.7	$2.8	$0.1	$2.7
2023	101.5	2.5	0.1	2.4
2024	98.1	2.2	0.1	2.1
2025	94.5	2.0	0.1	1.9
2026	90.7	1.7	—	1.7
Years 2027 - 2031	395.1	6.1	0.1	6.0

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
Merger-Related Litigation
FTC Litigation
On January 25, 2022, the U.S. Federal Trade Commission filed a complaint against Lockheed Martin and the Company in the FTC’s administrative court pursuant to Part 3 of the Federal Trade Commission Act. The FTC also filed a complaint in the U.S. District Court for the District of Columbia ("DDC") seeking a Preliminary Injunction to stop the deal pending an administrative trial, which was scheduled to begin on June 16, 2022. The FTC’s administrative complaint alleged that the Merger Agreement constituted an unfair method of competition in violation of Section 5 of the Federal Trade Commission Act and both the administrative complaint and the DDC complaint alleged that the Merger, if consummated, would have substantially lessened competition in relevant markets in violation of Section 7 of the Clayton Act. The administrative complaint sought the following remedies: if the Merger was consummated, divestiture or reconstitution of all associated and necessary assets, in a manner that restores competition in relevant markets; a prohibition against any transaction between the Company and Lockheed Martin that combined the businesses in relevant markets except as approved by the FTC; a requirement that, for a period of time, the Company and Lockheed Martin provide prior notice to the FTC of acquisitions, mergers, consolidations, or any other combinations of their businesses in relevant markets; a requirement to file periodic compliance reports with the FTC; and any other relief appropriate to correct or remedy the anticompetitive effects of the transaction or to restore the Company as a viable, independent competitor in the relevant markets. The Merger Agreement provided that Lockheed Martin could elect to defend against the FTC Litigation within 30 days of the filing of the litigation or terminate the Merger Agreement. On February 13, 2022, Lockheed Martin notified the Company that it had elected to terminate the Merger Agreement. On February 14, 2022, pursuant to the parties’ joint motion, the administrative complaint and DDC complaint were dismissed.
Shareholder Litigation
As previously disclosed, various lawsuits were filed in the first quarter of 2021 against the Company and members of the Company’s Board of Directors (collectively referred to as the "Actions") alleging that the defendants violated Sections 14(a) (and Rule 14a-9 promulgated thereunder) and 20(a) of the Exchange Act by, among other things, omitting certain allegedly material information with respect to the Merger in the preliminary proxy statement filed by the Company on January 25, 2021, and/or the definitive proxy statement filed by the Company on February 5, 2021, and, in the case of three of the Actions, alleging breaches of fiduciary duties in connection with the Merger. In April 2021, following the Company’s filing of additional definitive proxy soliciting materials and its agreement to pay an immaterial amount to cover plaintiffs’ attorneys’ fees and expenses, the plaintiffs in each of the Actions voluntarily dismissed their lawsuits. No assurance can be given that additional lawsuits will not be filed against the Company and/or its directors and officers in connection with the Merger.
Proxy Contest Litigation
Lichtenstein, Henderson, McNiff and Turchin Complaint
On February 7, 2022, Warren G. Lichtenstein, James R. Henderson, Audrey A. McNiff and Martin Turchin (the "LHMT Plaintiffs") filed suit in the Court of Chancery of the State of Delaware seeking, among other things, declaratory relief relating to SPH Group Holdings LLC’s (“SPH”) nomination of the LHMT Plaintiffs and its other nominees for election to the Board of Directors of the Company, a nominal party to the lawsuit, at its 2022 Annual Meeting of Stockholders (the "Annual Meeting"). The LHMT Plaintiffs filed the lawsuit due to disagreements among the Company’s evenly divided eight-member Board, which consists of the four LHMT Plaintiffs and four other directors – Eileen P. Drake, Thomas Corcoran, General Kevin P. Chilton USAF (Ret.) and General Lance W. Lord, USAF (Ret.) (the "CCDL Defendants"), over matters relating to Steel Holdings’ nomination and the Annual Meeting. As enumerated in the lawsuit, the LHMT Plaintiffs seek the following relief:
•A declaration that no Aerojet officer, director, employee or anyone else acting or purporting to act on the Company’s behalf may speak on behalf of the Company or take any action on behalf of the Company without proper authorization from the Board or a duly authorized committee of the Board under Delaware law;
•A declaration that, so long as the Board is evenly divided regarding the election at the Annual Meeting, no officer, employee, advisor or agent of the Company may take action on behalf of the Company for the purpose of directly or indirectly supporting either the LHMT Plaintiffs or the CCDL Defendants in connection with the election at the Annual Meeting;
•A declaration that actions purportedly taken by the CCDL Defendants on behalf of the Company without proper authorization were unauthorized, invalid and void;

•A permanent injunction prohibiting the CCDL Defendants from taking any action or purporting to take any action on behalf of the Company without proper authorization; and
•A permanent injunction specifying that the Company and its officers, employees agents and advisors in their capacity as such shall remain neutral in any electoral dispute between the LHMT Plaintiffs and the CCDL Defendants.
Finally, the LHMT Plaintiffs moved for a temporary restraining order to prevent the CCDL Defendants from making any public statements in the name of or on behalf of the Company without proper authorization and from using Company resources to support any candidate for election at the Annual Meeting while the Board remains evenly divided. At a February 15, 2022, hearing on the LHMT Plaintiffs’ motion for a temporary restraining order, the Court of Chancery granted the LHMT Plaintiffs’ motion and ordered the parties to submit a form of order reflecting the Court’s modifications to the LHMT Plaintiffs’ proposed order. The LHMT Plaintiffs expect an order will be entered providing that none of the CCDL Defendants or any director, officer employee, advisor or agent of the Company or anyone acting in concert with them shall, absent written Board approval, make or issue (i) any public statement, press release, or disclosure pertaining to the proxy contest in the name of the Company, but may do so in their individual capacity, or (ii) take action on behalf of the Company or use Company resources to support any candidate. The Court declined to require the Company to make any revised disclosures.
Chilton, Corcoran, Drake and Lord Complaint
On February 11, 2022, General Chilton, Mr. Corcoran, Ms. Drake, and General Lord (collectively, the "CCDL Plaintiffs") filed suit against Mr. Lichtenstein, Mr. Henderson, Ms. McNiff, and Mr. Turchin (collectively, the “LHMT Defendants”) and SPH (SPH and the LHMT Defendants, collectively, “LHMTS Defendants”) in the Court of Chancery of the State of Delaware seeking, among other things, an order appointing a special committee of the Company’s Board, consisting of General Chilton, Mr. Corcoran, and General Lord, to manage the Company’s response to a proxy contest recently launched by SPH, Mr. Lichtenstein and his nominees (the "Proxy Contest") in light of the Board’s current deadlock regarding the upcoming annual election, or, alternatively, appointing a custodian to break the deadlock. The Company is a named plaintiff and a named nominal defendant in the lawsuit. The LHMTS Defendants dispute whether the CCDL Plaintiffs were authorized to name the Company as a plaintiff in the lawsuit. The CCDL Plaintiffs filed the lawsuit due to disagreements among the Company’s evenly divided eight-member Board, which consists of the four CCDL Plaintiffs and the four LHMT Defendants – relating to the election of directors at the Company’s 2022 Annual Meeting of Stockholders. The CCDL Plaintiffs also filed the lawsuit due to alleged actions by the LHMT Defendants that Plaintiffs contend constitute breaches of the Individual Defendants’ fiduciary duties. The CCDL Plaintiffs allege that Mr. Lichtenstein breached his fiduciary duties due to his alleged engaging in unauthorized communications regarding the Company’s merger with Lockheed Martin; his alleged actions relating to the Company’s internal investigation into his alleged inappropriate behavior and conduct, and his alleged attempts to guarantee his re-nomination to the Company's Board regardless of the investigation’s outcome. The lawsuit further alleges that all the LHMT Defendants breached their fiduciary duties by participating in discussions regarding, and voting on, matters in which they are allegedly self-interested, and by allegedly failing to disclose material information about Mr. Lichtenstein’s intent and actions to take control of the Company in the Schedule 13D Amendments filed on February 1 and February 8. Finally, the CCDL Plaintiffs allege that SPH aided and abetted those breaches of fiduciary duty. The CCDL Plaintiffs further seek (i) a declaration that the LHMT Defendants are all interested with respect to the proxy contest, (ii) a declaration that the LHMT Defendants breached their fiduciary duties, as well as compensatory damages; (iii) removal of Mr. Lichtenstein as a director as a consequence for alleged breaches of his fiduciary duty of loyalty, pursuant to 8 Del. C. § 225(c); and (iv) a declaration that SPH violated the advanced notice bylaw by allegedly failing to include the requisite disclosures in the notice of nomination.
Asbestos Litigation
The Company has been, and continues to be, named as a defendant in lawsuits alleging personal injury or death and seeking various monetary damages due to exposure to asbestos in building materials, products, or in manufacturing operations. The majority of cases are pending in Illinois state courts. There were 127 asbestos cases pending as of December 31, 2021.
Given the lack of any significant consistency to claims (i.e., as to product, operational site, or other relevant assertions) filed against the Company, the Company is generally unable to make a reasonable estimate of the future costs of pending claims or unasserted claims. The aggregate settlement costs and legal and administrative fees associated with the Company’s asbestos litigation has been immaterial for the last three years. As of December 31, 2021, the Company has accrued an immaterial amount related to pending claims.
United States ex. rel. Markus vs. Aerojet Rocketdyne Holdings
In the case captioned United States ex. rel. Markus vs. Aerojet Rocketdyne Holdings, Inc. et al., Case No. 2:15-CV-02245- WBS-AC, the Department of Justice completed its review of the case and declined to intervene in June 2018. The case was originally filed under seal in the U.S. District Court, Eastern District of California in September 2017 and alleged causes of action against the Company based on false claims, retaliation, and wrongful termination of employment seeking injunctive relief, civil penalties, and compensatory and punitive damages. In February 2019, the Company filed a Motion to Dismiss the False Claims Act ("FCA") counts of the complaint and a Motion to Compel Arbitration on the employment based claims. In May 2019, the court dismissed one count of the FCA claim, denied the motion to dismiss the remaining FCA counts, and moved the employment based claims to arbitration. In September 2021, each party filed a motion for summary judgment. In February 2022, the Court denied Relator’s motion for summary judgment in full and granted the Company’s motion for summary judgment in part. Specifically, the Court rejected Relator’s false certification allegations in their entirety while also significantly diminishing the number of U.S. government contracts at issue in the litigation, which number excludes both the majority of contracts specified in Relator’s Second Amended Complaint ("SAC") as well as numerous contracts regarding which Relator purported to make claims but that were not specified in the SAC. The Court found disputed issues of material fact with regard to the remaining contracts. The Company continues to vigorously contest the complaint’s allegations and has not recorded any liability for this matter as of December 31, 2021.

City of Wabash, Indiana v. Aerojet Rocketdyne Holdings
On November 15, 2021, a lawsuit entitled City of Wabash, Indiana v. Aerojet Rocketdyne Holdings, Inc., Case No. 3:21-cv-878 was filed in the United States District Court for the Northern District of Indiana against the Company alleging causes of action under the Comprehensive Environmental Response Compensation and Liability Act and the Indiana Environmental Legal Action Statute and seeking damages, reasonable attorneys’ fees and costs. The action was served on the Company on January 11, 2022. The Company will vigorously contest the complaint’s allegations and has not recorded any liability for this matter as of December 31, 2021.
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
As of December 31, 2021, the aggregate range of these anticipated environmental costs was $296.4 million to $453.8 million and the accrued amount was $296.4 million. See Note 8(c) for a summary of the environmental reserve activity. Of these accrued liabilities, approximately 98% relates to the Company’s U.S. government contracting business and a portion of this liability is recoverable. The significant environmental sites are discussed below. The balance of the accrued liabilities, which are not recoverable from the U.S. government, relate to other sites for which the Company’s obligations are probable and estimable.
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
As of December 31, 2021, the estimated range of anticipated costs discussed above for the Sacramento, California site was $214.7 million to $347.7 million and the accrued amount was $214.7 million included as a component of the Company’s environmental reserves. Expenditures associated with this matter are partially recoverable. See Note 8(c) below for further discussion on recoverability.

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
As of December 31, 2021, the estimated range of anticipated costs was $64.7 million to $78.0 million and the accrued amount was $64.7 million included as a component of the Company’s environmental reserves. Expenditures associated with this matter are partially recoverable. See Note 8(c) below for further discussion on recoverability.
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
The following table summarizes the Company’s environmental reserve activity:

	Aerojet Rocketdyne- Sacramento	Aerojet Rocketdyne- BPOU	Other Aerojet Rocketdyne Sites	Total Aerojet Rocketdyne	Other	Total Environmental Reserve
	(In millions)
December 31, 2018	$207.4	$103.8	$12.4	$323.6	$4.3	$327.9
Additions	17.0	(0.8)	0.3	16.5	0.2	16.7
Expenditures	(20.8)	(13.4)	(0.9)	(35.1)	(0.3)	(35.4)
December 31, 2019	203.6	89.6	11.8	305.0	4.2	309.2
Additions	30.9	(0.2)	—	30.7	1.7	32.4
Expenditures	(26.1)	(13.2)	(1.2)	(40.5)	(0.5)	(41.0)
December 31, 2020	208.4	76.2	10.6	295.2	5.4	300.6
Additions	28.8	2.5	3.7	35.0	0.3	35.3
Expenditures	(22.5)	(14.0)	(2.5)	(39.0)	(0.5)	(39.5)
December 31, 2021	$214.7	$64.7	$11.8	$291.2	$5.2	$296.4
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

Total reimbursable costs under the Northrop Agreement	$189.7
Amount reimbursed to the Company through December 31, 2021	(149.2)
Receivable from Northrop included in the balance sheet at December 31, 2021	$40.5
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

	Year Ended December 31,
	2021	2020	2019
	(In millions)
Expense to consolidated statement of operations	$4.1	$4.3	$2.1
d.  Arrangements with Off-Balance Sheet Risk
As of December 31, 2021, arrangements with off-balance sheet risk consisted of:
•$27.8 million in outstanding commercial letters of credit, the majority of which may be renewed, primarily to collateralize obligations for environmental remediation and insurance coverage.
•$56.6 million in outstanding surety bonds to primarily satisfy indemnification obligations for environmental remediation coverage.
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
Note 9. Stockholders’ Equity
a.  Preferred Stock
As of December 31, 2021 and 2020, 15.0 million shares of preferred stock were authorized and none were issued or outstanding.
b.  Common Stock
As of December 31, 2021, the Company had 150.0 million authorized shares of common stock, par value $0.10 per share, of which 80.1 million shares were issued and outstanding, and 18.4 million shares were reserved for future issuance for the exercise of stock options (seven year contractual life) and restricted stock (no maximum contractual life), payment of awards under stock-based compensation plans, and conversion of the Company’s convertible debt.
c.  Treasury Stock
As of December 31, 2021 and 2020, the Company had 2.1 million of its common shares classified as treasury stock. During 2020, the Company repurchased 1.3 million of its common shares at a cost of $51.7 million. Treasury stock is stated at cost (first-in, first-out basis). The Company reflects stock repurchases in its financial statements on a "settlement" basis
d.  Dividends
On December 19, 2020, the Company’s Board of Directors declared the one-time Pre-Closing Dividend in cash of $5.00 per share (including shares underlying the 2¼% Notes participating on an as-converted basis). The Pre-Closing Dividend was paid on March 24, 2021, to the holders of the Company’s shares and 2¼% Notes as of the close of business on March 10, 2021.
e.  Stock-based Compensation
The following table summarizes stock-based compensation expense by type of award:

	Year Ended December 31,
	2021	2020	2019
	(In millions)
SARs	$2.0	$8.1	$11.4
Restricted stock and restricted stock units, service based	6.3	8.6	5.2
Restricted stock and restricted stock units, performance based	11.9	12.6	9.4
Employee stock purchase plan ("ESPP")	0.5	1.1	0.9
Stock options	—	1.0	0.4
Total stock-based compensation expense	$20.7	$31.4	$27.3
Stock Appreciation Rights: As of December 31, 2021, a total of 0.8 million SARs were outstanding. SARs granted to employees generally vest in one-third increments at one year, two years, and three years from the date of grant and have a seven year contractual life. SARs granted to directors of the Company typically vest over a one year service period (half after six months and half after one year) and have a seven year contractual life. These awards are similar to the Company’s employee stock options, but are settled in cash rather than in shares of common stock, and are classified as liability awards. Compensation cost for these awards is determined using a fair-value method and remeasured at each reporting date until the date of settlement.
The following table summarizes the status of the Company’s SARs:

	SARs (In millions)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (In millions)
Outstanding at December 31, 2020	0.9	$24.09
Canceled	(0.1)	30.51
Outstanding at December 31, 2021	0.8	$24.46	3.2	$18.5
Exercisable at December 31, 2021	0.7	$23.54	3.1	$17.2
Expected to vest at December 31, 2021	0.1	$32.39	4.2	$1.2
The weighted average grant date fair value for SARs granted in 2019 was $37.26. The exercise price of the SARS outstanding on March 10, 2021, was reduced by the Pre-Closing Dividend of $5.00 per share. The total intrinsic value for SARs liabilities paid in 2021, 2020, and 2019 was $0.8 million, $7.6 million, and $4.3 million, respectively. As of December 31, 2021, there was $0.1 million of unrecognized stock-based compensation related to nonvested SARs that is expected to be recognized over an estimated weighted-average amortization period of two months.
Restricted Stock, service-based: As of December 31, 2021, a total of 0.1 million shares of service-based restricted stock were outstanding which vest based on years of service. Restricted shares are granted to employees and directors of the Company. The fair value was based on the closing market price of the Company’s common stock on the date of award and is being amortized on a straight line basis over the service period.
The following table summarizes the status of the Company’s service-based restricted stock:

	Service Based Restricted Stock (In millions)	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2020	0.2	$39.90
Exercised	(0.1)	36.61
Outstanding and expected to vest at December 31, 2021	0.1	$45.97
As of December 31, 2021, there was $1.7 million of unrecognized stock-based compensation related to nonvested service-based restricted stock that is expected to be recognized over an estimated weighted-average amortization period of ten months. At December 31, 2021, the intrinsic value of the service-based restricted stock outstanding and expected to vest was $4.8 million. The weighted average grant date fair values for service-based restricted stock granted in 2019 was $40.70.
Restricted Stock Units, service-based: As of December 31, 2021, a total of 0.2 million shares of service-based restricted stock units were outstanding which vest based on years of service. Restricted stock units are granted to employees of the Company. The fair value was based on the closing market price of the Company’s common stock on the date of award and is being amortized on a straight line basis over the service period.
The following table summarizes the status of the Company’s service-based restricted stock units:

	Service Based Restricted Stock Units (In millions)	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2020	0.1	$46.00
Granted	0.1	48.61
Outstanding and expected to vest at December 31, 2021	0.2	$47.10
As of December 31, 2021, there was $6.3 million of unrecognized stock-based compensation related to nonvested service-based restricted stock units that is expected to be recognized over an estimated weighted-average amortization period of twenty-eight months. At December 31, 2021, the intrinsic value of the service-based restricted stock units outstanding and expected to vest was $8.3 million.
Restricted Stock, performance-based Company metrics: As of December 31, 2021, a total of 0.3 million shares of performance-based restricted shares were outstanding. The performance-based restricted stock vests if the Company meets various operations and earnings targets set by the Organization & Compensation Committee of the Board of Directors. The fair value was based on the closing market price of the Company’s common stock on the date of award and is being amortized over the estimated service period to achieve the operations and earnings targets.
The following table summarizes the status of the Company’s performance-based restricted stock:

	Performance Based Restricted Stock (In millions)	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2020	0.5	$36.59
Exercised	(0.1)	27.76
Canceled	(0.1)	41.60
Outstanding at December 31, 2021	0.3	$40.31
Expected to vest at December 31, 2021	0.3	$38.71
As of December 31, 2021, there was $1.8 million of unrecognized stock-based compensation related to nonvested performance-based restricted stock that is expected to be recognized over an estimated weighted-average amortization period of twelve months. At December 31, 2021, the intrinsic value of the performance-based restricted stock outstanding was $15.8 million and the intrinsic value of the performance-based restricted stock expected to vest was $12.8 million. The weighted average grant date fair values for performance-based restricted stock granted in 2019 was $37.27.

Restricted Stock Units, performance-based Company metrics: As of December 31, 2021, a total of 1.0 million shares of performance-based restricted stock units were outstanding. The performance-based restricted stock units vest if the Company meets various operations and earnings targets set by the Organization & Compensation Committee of the Board of Directors. The fair value was based on the closing market price of the Company’s common stock on the date of award and is being amortized over the estimated service period to achieve the operations and earnings targets.
The following table summarizes the status of the Company’s performance-based restricted stock units:

	Performance Based Restricted Stock Units (In millions)	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2020	0.4	$50.00
Granted	0.7	48.64
Canceled	(0.1)	51.10
Outstanding at December 31, 2021	1.0	$49.12
Expected to vest at December 31, 2021	0.6	$49.15
As of December 31, 2021, there was $18.0 million of unrecognized stock-based compensation related to nonvested performance-based restricted stock units that are expected to be recognized over an estimated weighted-average amortization period of twenty-seven months. At December 31, 2021, the intrinsic value of the performance-based restricted stock units outstanding was $45.0 million and the intrinsic value of the performance-based restricted stock expected to vest was $27.6 million.
Employee Stock Purchase Plan: The ESPP enables eligible employees the opportunity to purchase the Company’s common stock at a price not less than 85% of the fair market value of the common stock on the last day of the respective offering period. A maximum of 1.5 million shares are authorized for issuance. In July 2021, the ESPP was suspended until further notice. During 2021, 0.1 million shares were issued under the ESPP at an average price of $48.29. During 2020, 0.2 million shares were issued under the ESPP at an average price of $45.65. During 2019, 0.1 million shares were issued under the ESPP at an average price of $45.25.
Stock Options: As of December 31, 2021 and 2020, there were no stock options outstanding. The total intrinsic value for options exercised in 2020 and 2019 was $11.0 million and $0.8 million, respectively. The fair value of the stock option grant in 2019 was estimated using a Black-Scholes model with an expected life of seven years, volatility of 33.48%, and a risk-free rate of 2.62%. The Company did not grant stock options in 2021 and 2020.
Performance Stock Units: In March 2020, the Company granted the Executive Chairman 0.1 million performance stock units that vest according to the attainment of share prices ranging from $57.80 per share to $67.85 per share of the Company's stock. The performance stock units were valued at a weighted average price of $37.12 using a Monte Carlo model. The Company recognized the grant-date fair value of these awards as stock-based compensation expense ratably over the estimated vesting period based on the number of awards expected to vest at each reporting date or earlier if the market condition was satisfied. As of December 31, 2021, there was no unrecognized stock-based compensation related to nonvested performance stock units. At December 31, 2021, the intrinsic value of the performance stock units outstanding was $3.3 million. The following table presents the weighted average assumptions used to value the units for 2020:

Expected life (in years)	0.67
Volatility	35.41%
Risk-free interest rate	0.72%
Dividend yield	—%
Valuation Assumptions: The following table presents the weighted average assumptions used to value the SARs:

	Year Ended December 31,
	2021	2020	2019
Expected life (in years)	3.2	0.7	4.9
Volatility	38.17%	48.30%	34.79%
Risk-free interest rate	0.94%	0.11%	1.69%
Dividend yield	—%	—%	—%
Expected Term: The Company’s expected term represents the period that the Company’s stock-based awards are expected to be outstanding and was determined based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards and vesting schedules.

Expected Volatility: The fair value of stock-based payments was determined using the Black-Scholes model with a volatility factor based on the Company’s historical stock prices. The range of expected volatility used in the Black-Scholes model was 28.04% to 40.00% as of December 31, 2021.
Risk-Free Interest Rate: The Company bases the risk-free interest rate used in the Black-Scholes model on the implied yield currently available on U.S. Treasury zero-coupon issues with an equivalent remaining term. The range of risk-free interest rates used in the Black-Scholes model was 0.38% to 1.27% as of December 31, 2021.
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
The following table presents selected financial information for each reportable segment:

	Year Ended December 31,
	2021	2020	2019
	(In millions)
Net Sales:
Aerospace and Defense	$2,179.3	$2,069.4	$1,974.0
Real Estate	8.7	3.3	7.5
Total Net Sales	$2,188.0	$2,072.7	$1,981.5
Segment Performance:
Aerospace and Defense	$282.3	$264.2	$249.1
Environmental remediation provision adjustments	(3.8)	(2.7)	(1.9)
GAAP/CAS retirement benefits expense difference	11.5	14.7	22.4
Unusual items	(4.1)	(0.6)	(0.3)
Aerospace and Defense Total	285.9	275.6	269.3
Real Estate	2.9	(1.8)	2.1
Total Segment Performance	$288.8	$273.8	$271.4
Reconciliation of segment performance to income before income taxes:
Segment performance	$288.8	$273.8	$271.4
Interest expense	(20.1)	(30.1)	(35.7)
Interest income	2.5	6.3	15.5
Stock-based compensation	(20.7)	(31.4)	(27.3)
Corporate retirement benefits expense	(6.6)	(7.5)	(7.2)
Corporate and other	(23.6)	(23.4)	(24.8)
Unusual items	(25.3)	(7.5)	—
Income before income taxes	$195.0	$180.2	$191.9
Aerospace and Defense	$37.3	$54.6	$42.9
Real Estate	—	—	—
Corporate	—	—	1.0
Capital Expenditures	$37.3	$54.6	$43.9
Aerospace and Defense	$60.5	$64.2	$72.9
Real Estate	0.7	0.8	1.2
Corporate	0.2	0.3	0.4
Depreciation and Amortization	$61.4	$65.3	$74.5

	As of December 31,
	2021	2020
	(In millions)
Assets:
Aerospace and Defense	$1,499.5	$1,484.9
Real Estate	135.1	133.9
Operating segment assets	1,634.6	1,618.8
Corporate	799.0	1,281.1
Total Assets	$2,433.6	$2,899.9
Note 11. Unusual Items
The following table presents total unusual items in the consolidated statements of operations:

	Year Ended December 31,
	2021	2020	2019
	(In millions)
Merger costs (component of other expense, net)	$18.9	$7.7	$—
Loss on debt	10.5	—	—
Legal related matter (component of other expense, net)	—	0.4	—
Acquisition costs (component of other expense, net)	—	—	0.3
Total unusual items	$29.4	$8.1	$0.3
In 2021, the Company settled $154.1 million of its 2¼% Notes as a result of receiving conversion notices from the noteholders. The principal amount of $154.1 million was settled in cash and the conversion premium was settled in 2.9 million common shares. The Company incurred a pre-tax charge of $10.5 million in 2021, associated with the settlement of the 2¼% Notes.
In 2021 and 2020, the Company incurred costs associated with the Merger with Lockheed Martin. See Note 1(a) for additional information. The components of the Merger costs are as follows (in millions):

	Year Ended December 31,
	2021	2020
	(In millions)
Legal	$12.9	$3.9
Consulting and other professional costs	1.1	3.4
Internal labor (including $4.4 million of recurring employee costs in 2021)	4.9	0.4
Total	$18.9	$7.7

 Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Disclosure Controls and Procedures
As of December 31, 2021, we conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act"), means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed to provide reasonable assurance that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of December 31, 2021, that our disclosure controls and procedures were effective at the reasonable assurance level.
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
With the participation of the Chief Executive Officer and the Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2021.
The effectiveness of our internal control over financial reporting as of December 31, 2021, has been audited by PricewaterhouseCoopers LLP, our independent registered public accounting firm. Their report appears in Item 8 of this Form 10-K.
Changes in Internal Control Over Financial Reporting
There were no changes in internal control over financial reporting that occurred during the most recent quarter that have materially affected, or are reasonably likely to materially affect, the effectiveness of our internal control over financial reporting.
Item  9B. Other Information
None.
Item  9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not Applicable.
PART III
Item  10. Directors, Executive Officers and Corporate Governance
Directors of the Registrant
Information with respect to directors of the Company who will stand for election at the 2022 Annual Meeting of Stockholders is set forth under the heading "PROPOSAL 1 – ELECTION OF DIRECTORS" in our 2022 Proxy Statement for our 2022 Annual Meeting of Stockholders ("2022 Proxy Statement"), which will be filed with the SEC within 120 days after the close of our year. Such information is incorporated herein by reference.

The information in our 2022 Proxy Statement set forth under the caption "Delinquent Section 16(a) Reports" is incorporated herein by reference. Information regarding stockholder communications with our Board of Directors may be found under the caption "Communications with Directors" in our 2022 Proxy Statement and is incorporated herein by reference.
Information about our Executive Officers
The following information is given as of December 31, 2021.

Name	Other Business Experience
Warren G. Lichtenstein Executive Chairman (since June 2016) Age: 56
Chairman, March 2013 – June 2016 (Director since 2008); Executive Chairman of Steel Partners Holdings GP Inc., the general partner of SPLP February 2013 – Present; Chairman and CEO of general partner of SPLP July 2009 – February 2013; Chairman, Handy & Harman Ltd. (formerly known as WHX Corporation) July 2005 – Present; Executive Chairman, Steel Connect, Inc. June 2016 – Present (formerly known as ModusLink Global Solutions, Inc.); Interim CEO, Steel Connect, Inc. March 2016 – June 2016; Chairman, Steel Connect, Inc. March 2013 – June 2016. Chairman Steel Excel May 2011 – Present (director since 2010); Director SLI March 2010 – Present; Director (formerly Chairman) SLI January 2002 – May 2008; CEO SLI February 2002 – August 2005.

Eileen P. Drake Chief Executive Officer and President (since June 2015) Age: 55
Chief Operating Officer, March 2015 – June 2015; Director, Woodward, Inc. February 2017 – Present; President of Pratt & Whitney AeroPower’s auxiliary power unit and small turbojet propulsion business, UTC 2012 – 2015; Vice President ("VP") of Operations, UTC 2009 – 2012; VP of Quality, Environmental Health & Safety, and Achieving Competitive Excellence, UTC 2003 – 2009; Product Line Manager and Plant Manager, Ford Motor Company 1996 – 2003; United States Army 1989 – 1996.

Amy Gowder Chief Operating Officer (since May 2020) Age: 46
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

Daniel L. Boehle Vice President, Chief Financial Officer (since August 2020) Age: 49
Vice President and Controller 2017 – 2021. Employed by Northrop Grumman Corporation from 2001 – 2017 with positions including: Director of Aerospace Systems Sector Financial Planning, Reporting and Analysis 2013 –2017, Director, Corporate Internal Audit 2012 – 2013, Director, Corporate Assistant Controller 2008 – 2012, and Manager, Financial Reporting 2001–2008. Financial Assurance services at KPMG LLP focusing on audits of various publicly held companies 1994 – 2001.

John D. Schumacher Senior Vice President, Washington Operations and Communications (since September 2019) Age: 67
Senior Vice President, Washington Operations August 2018 – September 2019, VP, Washington Operations June 2015 – August 2018; VP, Business Relations April 2013 – June 2015; President, Aerojet Rocketdyne Foundation since October 2013; President, Astrium Americas and VP, Space, EADS North America April 2011 – April 2013; VP, Washington Operations, Aerojet May 2006 – April 2011; Director, Whitney, Bradley & Brown Consulting September 2005 – May 2006; Chief of Staff, National Aeronautics and Space Administration ("NASA") May 2003 – September 2005; Associate Administrator for External Relations, NASA 1994 – 2003; Deputy Associate Administrator, NASA 1990 – 1994; Advisor to the Administrator, NASA 1989 – 1990; Associate, Rogers & Wells, NY, 1987 – 1989; Captain, Naval Reserve 1984 – 2006; Active Duty U.S. Navy 1972 – 1984.

Arjun L. Kampani Senior Vice President, General Counsel and Secretary (since May 2020) Age: 50
Vice President, General Counsel and Secretary (2016 – 2020). VP, General Counsel and Corporate Secretary, General Dynamics Land Systems, Inc. 2010 – 2016; Director & Assistant General Counsel, Mergers and Acquisitions, General Dynamics Corporation 2006 – 2009; Assistant General Counsel and Assistant Corporate Secretary, Anteon International Corporation 2004 – 2006; Attorney, Business and Finance Department, Thelen Reid & Priest, LLP 1999 – 2004.

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
Audit Committee and Audit Committee Financial Expert
Information regarding the Audit Committee and the Audit Committee’s Financial Expert is set forth under the heading "Board Committees" in our 2022 Proxy Statement and is incorporated herein by reference.
Item 11. Executive Compensation
Information concerning executive compensation may be found under the captions "Executive Compensation," "2021 Director Compensation Table," "Compensation Discussion and Analysis," "2021 Summary Compensation Table," "2021 Grants of Plan-Based Awards," "Outstanding Equity Awards at 2021 Year End," "2021 Option/SAR Exercises and Stock Vested," "2021 Pension Benefits," "2021 Non-Qualified Deferred Compensation," "Potential Payments upon Termination of Employment or Change in Control," "Employment Agreement and Indemnity Agreements," "Director Compensation," "Organization & Compensation Committee Report" and "Compensation Committee Interlocks and Insider Participation" of our 2022 Proxy Statement. Such information is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information under the headings "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Officers and Directors" in our 2022 Proxy Statement is incorporated herein by reference.
Equity Compensation Plan Information
The table below sets forth certain information regarding the following equity compensation plans of the Company, pursuant to which we have made equity compensation available to eligible persons, as of December 31, 2021: (i) 2009 Equity and Performance Incentive Plan; (ii) 2018 Equity and Performance Incentive Plan; and (iii) 2019 Equity and Performance Incentive Plan. All three plans were approved by our stockholders.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity compensation plans approved by stockholders
Stock options	27,634	$23.06
Restricted shares (2)	—
Performance shares (3)	—
Restricted units	177,181	$47.10
Performance units	1,032,685	$48.29
Total	1,237,500	$47.56	3,602,083	(1)
Equity compensation plans not approved by stockholders (4)	—	N/A	—
Total	1,237,500	$47.56	3,602,083
 _____
(1)    As of December 31, 2021, there are no more shares available to be issued under any type of incentive award under the 2009 Equity and Performance Incentive Plan and the 2018 Equity and Performance Plan (the "Prior Plans"). The number of shares approved for issuance to participants under the 2019 Equity and Performance Incentive Plan (the "Plan") is 4,453,022 shares plus shares issued under the Prior Plans that are forfeited or withheld to settle income tax obligations, all of which may be awarded as incentive stock options. Subject to the total shares available to be issued under the Plan, the following specific limit applies: The maximum aggregate dollar value of equity-based awards and cash compensation granted under the Plan or otherwise during any Plan Year to any one nonemployee director shall not exceed $400,000 ($800,000 for a nonemployee director designated as Chairman of the Board).
(2)    As of December 31, 2021, 102,548 shares had been granted as restricted shares that had not yet vested.

(3) As of December 31, 2021, 337,048 shares had been granted as performance shares that had not yet vested.
(4)    The Company also maintains the Aerojet Rocketdyne Holdings, Inc. and Participating Subsidiaries Deferred Bonus Plan. Prior to 2016, this plan allowed participating employees to defer a portion of their compensation for future distribution. All or a portion of such deferrals made prior to November 30, 2009, could be allocated to an account based on the Company’s common stock and does permit limited distributions in the form of Company common shares. However, distributions in the form of common shares are permitted only at the election of the Organization & Compensation Committee of the Board of Directors and, according to the terms of the plan, individuals serving as officers or directors of the Company are not permitted to receive distributions in the form of Company common shares until at least six months after such individual ceases to be an officer or director of the Company. The table does not include information about this plan because no options, warrants or rights are available under this plan and no specific number of shares is set aside under this plan as available for future issuance. Based upon the price of Company common shares on December 31, 2021, the maximum number of shares that could be distributed to employees not subject to the restrictions on officers and directors (if permitted by the Organization & Compensation Committee) would be 817. This plan was amended effective November 30, 2009, to prevent the application of future deferrals to the Company common stock investment program.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Information regarding certain transactions and employment agreements with management is set under the headings "Employment and Indemnity Agreements," "Related Person Transaction Policy" and "Potential Payments upon Termination of Employment or Change in Control" in our 2022 Proxy Statement and is incorporated herein by reference. Information regarding director independence is set forth under the heading "Determination of Independence of Directors" in our 2022 Proxy Statement and is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services
The information in our 2022 Proxy Statement set forth under the captions "Proposal 3 - Ratification of the Appointment of Independent Auditors," "Audit Fees and All Other Fees," and "Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of the Company’s Independent Auditors" is incorporated herein by reference.
Part IV
Item 15. Exhibits and Financial Statement Schedules
(a)    The following documents are filed as part of this report:
(1)     FINANCIAL STATEMENTS
(b)    EXHIBITS
EXHIBIT INDEX

		Incorporated herein by reference
Table Item No.	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed or Furnished herewith
2.1	Amended and Restated Stock and Asset Purchase Agreement, by and between United Technologies Corporation and GenCorp Inc., dated June 12, 2013	8-K	1-01520	2.1	June 14, 2013
2.2	Plan of Conversion	8-K	1-01520	2.1	April 11, 2014
2.3	Agreement and Plan of Merger, dated December 20, 2020, by and among Aerojet Rocketdyne Holdings, Inc., Lockheed Martin Corporation, and Mizar Sub, Inc.	8-K	1-01520	2.1	December 21, 2020
3.1	Certificate of Conversion, as filed with the Secretary of State of the State of Ohio	8-K	1-01520	3.1	April 11, 2014
3.2	Certificate of Conversion	8-K	1-01520	3.2	April 11, 2014

3.3	Certificate of Incorporation, as of April 11, 2014, as amended on April 27, 2015	10-K	1-01520	3.3	February 16, 2016
3.4	Aerojet Rocketdyne Holdings, Inc. Second Amended and Restated Bylaws	8-K	1-01520	3.1	January 20, 2016
4.1	Description of Capital Stock	10-K	1-01520	4.1	February 19, 2020
4.2	GenCorp Retirement Savings Plan	S-8	333-0152032	4.1	June 30, 2008
4.3	Form of Common Stock Certificate	8-K	1-01520	4.1	April 11, 2014
4.4	GenCorp Inc. Amended and Restated 2009 Equity and Performance Incentive Plan	S-8	333-203319	4.1	April 9, 2015
4.5	Indenture between Aerojet Rocketdyne Holdings, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to Aerojet Rocketdyne Holdings, Inc.’s 2.25% Convertible Senior Notes due 2023.	8-K	1-01520	4.1	December 14, 2016
4.6	Form of 2.25% Convertible Senior Note due 2023	8-K	1-01520	4.2	December 14, 2016
4.7	2018 Equity and Performance Incentive Plan	DEF 14A	1-01520	A	March 29, 2018
4.8	2019 Equity and Performance Incentive Plan	DEF 14A	1-01520	B	March 29, 2019
10.1	Amended and Restated Environmental Agreement by and between Aerojet and Northrop Grumman, dated October 19, 2001	8-K	1-01520	2.4	November 5, 2001
10.2†	GenCorp 1996 Supplemental Retirement Plan for Management Employees effective March 1, 1996	10-K	1-01520	B	February 13, 1997
10.3†	2009 Benefit Restoration Plan for the GenCorp Inc. Pension Plan	8-K	1-01520	10.1	January 7, 2009
10.4†	2009 Benefit Restoration Plan for the GenCorp Inc. 401(k) Plan	8-K	1-01520	10.2	January 7, 2009
10.5†	Deferred Bonus Plan of GenCorp Inc. and Participating Subsidiaries	10-K	1-01520	10.6	February 12, 2009
10.6†	Amendment to the Benefits Restoration Plan for Salaried Employees of GenCorp Inc. and Certain Subsidiary Companies, effective October 6, 2009	10-Q	1-01520	10.5	October 8, 2009
10.7†	Amendment to the 2009 Benefit Restoration Plan for the GenCorp Inc. 401(k) Plan, effective October 6, 2009	10-Q	1-01520	10.6	October 8, 2009
10.8†	Amendment to the 2009 Benefits Restoration Plan for the GenCorp Inc. Pension Plan, effective October 6, 2009	10-Q	1-01520	10.7	October 8, 2009
10.9†	Amendment to the Deferred Bonus Plan of GenCorp Inc. and Participating Subsidiaries, effective October 6, 2009	10-Q	1-01520	10.8	October 8, 2009
10.10†	Amendment to the GenCorp Inc. Deferred Compensation Plan for Nonemployee Directors, as amended, effective October 6, 2009	10-Q	1-01520	10.9	October 8, 2009
10.11†	Amendment to the GenCorp Inc. 1996 Supplemental Retirement Plan for Management Employees, effective October 6, 2009	10-Q	1-01520	10.10	October 8, 2009
10.12	Settlement Agreement by and between Aerojet and United States of America, dated November 29, 1992	10-K	1-01520	10.52	February 4, 2010
10.13	Modification No. 1 to the November 29, 1992 Settlement Agreement by and between Aerojet and United States of America, dated October 27, 1998	10-K	1-01520	10.53	February 4, 2010
10.14†	Amendment to the GenCorp Inc. Deferred Compensation Plan for Nonemployee Directors, as amended, effective April 11, 2013	10-Q	1-01520	10.1	July 9, 2013
10.15	Form of Indemnification Agreement	8-K	1-01520	10.1	April 11, 2014
10.16†	Amended and Restated 2013 Employee Stock Purchase Plan, dated June 24, 2014	10-Q	1-01520	10.1	October 10, 2014
10.17†	Amended and Restated Deferred Compensation Plan for Nonemployee directors, dated June 24, 2014	10-Q	1-01520	10.2	October 10, 2014
10.18†	Second Amended and Restated Employment Agreement between Aerojet Rocketdyne Holdings, Inc. and Eileen Drake, dated March 4, 2020	8-K	1-01520	10.2	March 6, 2020
10.19†	Amended and Restated Deferred Compensation Plan for Directors, dated February 22, 2017	10-Q	1-01520	10.1	May 8, 2017
10.20†	Aerojet Rocketdyne Holdings, Inc. Amended and Restated Executive Change in Control Severance Policy	8-K	1-01520	10.1	March 6, 2020

10.21†	Form of Restricted Stock Agreement between the Company and Employees for time-based grants under the 2018 Equity and Performance Incentive Plan	S-8	333-224823	99.2	May 10, 2018
10.22†	Form of Restricted Stock Agreement between the Company and Employees for performance-based grants under the 2018 Equity and Performance Incentive Plan	S-8	333-224823	99.3	May 10, 2018
10.23†	Form of Unrestricted Stock Agreement between the Company and Directors for grants under the 2018 Equity and Performance Incentive Plan	S-8	333-224823	99.4	May 10, 2018
10.24†	Form of Restricted Stock Agreement between the Company and Directors for matching share grants under the 2018 Equity and Performance Incentive Plan	S-8	333-224823	99.5	May 10, 2018
10.25†	Form of Restricted Stock Agreement between the Company and Directors for annual share grants under the 2018 Equity and Performance Incentive Plan	S-8	333-224823	99.6	May 10, 2018
10.26†	Form of Stock Appreciation Rights Agreement between the Company and Employees for grants under the 2018 Equity and Performance Incentive Plan	S-8	333-224823	99.7	May 10, 2018
10.27	First Amendment to Fourth Amended and Restated Credit Agreement with Bank of America, N.A., dated September 20, 2018	8-K	1-01520	10.1	September 20, 2018
10.28†	Form of Restricted Stock Agreement between the Company and Employees for grants under the 2019 Equity and Performance Incentive Plan	S-8	333-231423	99.2	May 13, 2019
10.29†	Form of Restricted Stock Agreement between the Company and Directors for grants under the 2019 Equity and Performance Incentive Plan	S-8	333-231423	99.3	May 13, 2019
10.30†	Form of Unrestricted Stock Agreement between the Company and Directors for grants under the 2019 Equity and Performance Incentive Plan	S-8	333-231423	99.4	May 13, 2019
10.31†	Form of Stock Option Agreement between the Company and Employees for grants under the 2019 Equity and Performance Incentive Plan	S-8	333-231423	99.5	May 13, 2019
10.32†	Form of Stock Appreciation Rights Agreement between the Company and Employees for grants under the 2019 Equity and Performance Incentive Plan	S-8	333-231423	99.6	May 13, 2019
10.33†	Form of Restricted Stock Unit Agreement between the Company and the Executive Chairman for grants of restricted stock units under the Aerojet Rocketdyne Holdings, Inc. 2019 Equity and Performance Incentive Plan.	10-Q	1-01520	10.1	April 28, 2020
10.34†	Form of Restricted Stock Unit Agreement between the Company and Employees for grants of restricted stock units under the Aerojet Rocketdyne Holdings, Inc. 2019 Equity and Performance Incentive Plan.	10-Q	1-01520	10.2	April 28, 2020
10.35†	Offer letter between Aerojet Rocketdyne Holdings, Inc. and Amy Gowder, dated March 17, 2020.	8-K	1-01520	10.1	May 7, 2020
10.36†	Offer letter between Aerojet Rocketdyne Holdings, Inc. and Dan Boehle, dated August 6, 2020.	8-K	1-01520	10.1	August 7, 2020
10.37†	Form of Restricted Stock Agreement between the Company and Employees for grants under the 2019 Equity and Performance Incentive Plan.	10-K	1-01520	10.44	February 18, 2021
10.38†	Form of Restricted Stock Unit Agreement between the Company and Employees for grants under the 2019 Equity and Performance Incentive Plan.	10-Q	1-01520	10.1	April 26, 2021
10.39†*	Form of Restricted Stock Unit Agreement between the Company and Employees for time-based grants under the 2019 Equity and Performance Incentive Plan.					X
10.40†*	Form of Restricted Stock Unit Agreement between the Company and Employees for performance-based grants under the 2019 Equity and Performance Incentive Plan.					X
10.41†*	Form of Restricted Stock Agreement between the Company and Employees for time-based grants under the 2019 Equity and Performance Incentive Plan.					X
10.42†*	Form of Restricted Stock Agreement between the Company and Employees for performance-based grants under the 2019 Equity and Performance Incentive Plan.					X

21.1*	Subsidiaries of the Company.	X
23.1*	Consent of Independent Registered Public Accounting Firm.	X
24.1*	Power of Attorney	X
31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.	X
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.	X
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
February 18, 2022

Aerojet Rocketdyne Holdings, Inc.
By:	/s/ EILEEN P. DRAKE
Eileen P. Drake
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature		Title	Date
/s/ EILEEN P. DRAKE Eileen P. Drake		Chief Executive Officer, President and Director (Principal Executive Officer)	February 18, 2022
/s/ DANIEL L. BOEHLE Daniel L. Boehle		Vice President, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 18, 2022
* Warren G. Lichtenstein		Executive Chairman	February 18, 2022
* Kevin P. Chilton		Director	February 18, 2022
* Thomas A. Corcoran		Director	February 18, 2022
* James R. Henderson		Director	February 18, 2022
* Lance W. Lord		Director	February 18, 2022
* Audrey McNiff		Director	February 18, 2022
* Martin Turchin		Director	February 18, 2022
* By:	/s/ DANIEL L. BOEHLE Daniel L. Boehle	Attorney-in-Fact pursuant to Power of Attorney	February 18, 2022