Form 10-K/A
period 2021-12-31
AEROJET ROCKETDYNE HOLDINGS, INC.
filed 2022-05-02
CIK 40888

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-K/A
(Amendment No.1)

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
DOCUMENTS INCORPORATED BY REFERENCE: None.

EXPLANATORY NOTE

On February 18, 2022, Aerojet Rocketdyne Holdings, Inc. (the "Company," "we," "our," or "us") filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (the "Original Form 10-K"). The Original Form 10-K omitted Part III, Items 10 (Directors, Executive Officers and Corporate Governance), 11 (Executive Compensation), 12 (Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters), 13 (Certain Relationships and Related Transactions, and Director Independence) and 14 (Principal Accountant Fees and Services) in reliance on the General Instructions to Form 10-K, which provides that such information may be either incorporated by reference from the registrant’s definitive proxy statement or included in an amendment to Form 10-K, in either case filed with the Securities and Exchange Commission (the "SEC") not later than 120 days after the end of the fiscal year.
We currently expect that the Company’s definitive proxy statement for the 2022 annual meeting of stockholders will be filed later than the 120th day after the end of the last fiscal year. Accordingly, this Amendment No. 1 to Form 10-K (this "Amendment") is being filed solely to:

•amend Part III, Items 10, 11, 12, 13 and 14 of the Original Form 10-K to include the information required by such Items; and

•in accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the"Exchange Act") file new certifications of the Company’s principal executive officer and principal financial officer required by Rule 13a-14(a) under the Exchange Act as exhibits to this Amendment under Item 15 of Part IV hereof.

This Amendment does not otherwise change or update any of the disclosures set forth in the Original Form 10-K and does not otherwise reflect any events occurring after the filing of the Original Form 10-K. Accordingly, this Amendment should be read in conjunction with the Original Form 10-K, and our other SEC filings subsequent to the date of the Original Form 10-k.

Aerojet Rocketdyne Holdings, Inc.
Annual Report on Form 10-K/A
For the Year Ended December 31, 2021

Part III
Item  10. Directors, Executive Officers and Corporate Governance
Directors of the Registrant
The board of directors of the Company (the “Board”) currently consists of eight Directors. Set forth below are the names and ages of each Director on the Board and their principal occupations at present and for the past five years, as well as their particular experience, qualifications, attributes or skills that led the Board to conclude that the person should serve as a Director for the Company. There are, to the knowledge of the Company, no agreements or understandings by which these individuals were so selected. No family relationships exist between any Directors or executive officers, as such term is defined in Item 402 of Regulation S-K promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The ages of the directors set forth below are given as of December 31, 2021.
General Kevin P. Chilton, 67, has served on our Board since 2018. Gen. Chilton has also served as president of Chilton & Associates LLC, an aerospace, cyber and nuclear consulting company, since 2011. Gen. Chilton retired from the U.S. Air Force in 2011 after over 34 years of service, completing his career as the Commander, U.S. Strategic Command, where he was responsible for the plans and operations for all U.S. forces conducting strategic nuclear deterrence, space and cyberspace operations. Prior to his service as Commander, U.S. Strategic Command, Gen. Chilton served as Commander of Air Force Space Command, where he was responsible for all Air Force space and nuclear ICBM programs. Before that, Gen. Chilton held a number of positions in the Department of Defense including: Commander of the 9th Reconnaissance Wing; Commander of the 8th Air Force; Deputy Director of Politico-Military Affairs, Asia-Pacific and Middle East; Deputy Director of Programs; and acting Assistant Vice Chief of Staff of the Air Force. From 1987 to 1998, Gen. Chilton served as a National Aeronautics and Space Administration (“NASA”) Astronaut, participating in three space shuttle flights and as Deputy Program Manager for Operations for the International Space Station Program.
Gen. Chilton presently serves on the board of directors of Lumen Technologies (previously known as CenturyLink, Inc.) and previously served on the boards of directors of Anadarko Petroleum Corporation until 2017, Level 3 Communications, Inc. until 2017, and Orbital ATK, Inc. until 2017. Gen. Chilton is a distinguished graduate of the U.S. Air Force Academy, with a Bachelor of Science degree in Engineering Science; a Columbia University Guggenheim Fellow with a Master of Science degree in Mechanical Engineering; and a distinguished graduate of the U.S. Air Force pilot training and test pilot schools. Gen. Chilton was also awarded an honorary Doctor of Laws degree from Creighton University. Gen. Chilton was selected to serve on our Board due to his extensive career as a senior military officer with the United States Air Force, his experience as a NASA Astronaut, and his significant public company board experience.
Thomas A. Corcoran, 77, has served on our Board since 2008. Mr. Corcoran has been President of Corcoran Enterprises, LLC, a management consulting company, since 2001. He also served as Senior Advisor of The Carlyle Group, a private investment firm, from 2001 to 2017, and has held a number of senior executive positions, including President and Chief Executive Officer (“CEO”) of Gemini Air Cargo, Inc. (a Carlyle Group company) from 2001 to 2004; President and CEO of Allegheny Teledyne Incorporated from 1999 through 2000; and President and Chief Operating Officer (“COO”) of Lockheed Martin Corporation’s Electronic Systems and Space & Strategic Missiles sectors from 1993 to 1999. Mr. Corcoran was also elected a corporate officer and rose to the number two position in G.E. Aerospace as Vice President (“VP”) and General Manager of G.E. Aerospace Operations in 1990, after beginning his career with General Electric Company in 1967. Mr. Corcoran has been a director of numerous private and public companies, and currently serves on the board of directors of L3Harris Technologies, Inc. Mr. Corcoran was selected to serve on our Board due to his considerable industry knowledge gained from extensive experience as a senior executive in the aerospace industry, extensive management experience, including as CEO, in aerospace and defense industry, and his significant public company board experience, including service as a director of a Fortune 500 company.
Eileen P. Drake, 55, has served on our Board since 2015. Ms. Drake has also served as CEO and President of the Company since June 2015. Immediately prior to these roles, she served as the Company’s COO from March 2015 to June 2015. Before joining the Company, Ms. Drake held several senior positions with United Technologies Corporation (“UTC”), a multinational manufacturing conglomerate, from 2003 to 2015, including President of Pratt & Whitney AeroPower’s auxiliary power unit and small turbojet propulsion business from 2012 to 2015. From 1996 to 2003, Ms. Drake managed production operations at both the Ford Motor Company and Visteon Corporation where she was Ford’s product line manager for steering systems and plant manager of Visteon’s fuel system operation. Ms. Drake also served on active duty for seven years as a U.S. Army aviator and airfield commander of Davison Army Airfield in Fort Belvoir, Virginia. Ms. Drake additionally serves on the board of directors of Woodward, Inc. She is a distinguished military graduate of the U.S. Army Aviation Officer School and received a Master of Business Administration from Butler University and a Bachelor of Arts from The College of New Rochelle. She also holds commercial and private pilot licenses in both fixed-wing and rotary-wing aircraft. Ms. Drake was selected to serve on our Board due to her considerable aerospace and defense industry knowledge and operational expertise and public company board experience.
James R. Henderson, 64, has served on our Board since 2008. Mr. Henderson has also served as a director and CEO of Armor Express, a private designer and manufacturer of body armor solutions, since 2018. From 2016 to 2018, Mr. Henderson served as CEO of Steel Connect, Inc. (formerly known as ModusLink Global Solutions, Inc.) (“Steel Connect”), a public supply-chain management company. From 2013 to 2014, Mr. Henderson served as Acting CEO of School Specialty, Inc., a company that provides education-related products, programs and services, and served on its board of directors until 2018. Prior to these positions, Mr. Henderson served a number of roles with Steel Partners LLC, a subsidiary of Steel Partners Holdings L.P. (“SPLP”), and its affiliates from 1999 until 2011. Mr. Henderson’s positions included Managing Director and operating partner of Steel Partners LLC, and CEO, President and COO, and VP of Operations of SPLP’s predecessor entity, WebFinancial Corporation. From 2011 to 2012, Mr. Henderson served as CEO of Point Blank Enterprises, Inc. (“Point Blank”), the successor business to Point Blank Solutions, Inc. (“Point Blank”), where he had previously served as CEO. On April 14, 2010, Point Blank and certain of its subsidiaries filed voluntary petitions for relief under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the District of Delaware. The Chapter 11 petitions are being jointly administered under the caption “In re Point Blank Solutions, Inc., et. al.” Case No. 10-11255, which case is ongoing. Mr. Henderson was selected to serve on our Board due to his extensive business experience advising and managing public companies and his significant public company board experience
Warren G. Lichtenstein, 56, has served on our Board since 2008, has served as our Executive Chairman since 2016, having previously served as Chairman of the Board from 2013 to 2016. Mr. Lichtenstein is the founder of Steel Partners and has been associated with SPLP and its predecessors and affiliates since 1990. He currently serves as Executive Chairman of the board of directors of Steel Connect, Inc., and Executive Chairman of the board of directors of Steel Partners Holdings GP Inc. Mr. Lichtenstein currently serves as Interim Chief Executive Officer of Steel Connect, Inc. and previously served as Chief Executive Officer at each of Steel Partners Holdings GP Inc. and SL Industries, Inc. Mr. Lichtenstein was selected to serve on our Board due to his extensive business experience in corporate finance, managing private investment funds and advising a diverse group of public companies, significant public company board experience, and significant operation experience in manufacturing, space, defense, banking and steel business systems.
General Lance W. Lord, 75, has served on our Board since 2015. Since retiring from the U.S. Air Force in 2006 after 37 years of military service, Gen. Lord has been a Senior Associate of The Four Star Group, LLC, a private aerospace and defense advisory and consulting group, since 2008, and a Senior Associate of HF GlobalNET, LLC, a private communication network company, since 2014. In 2010, Gen. Lord founded L2 Aerospace, LLC (now known as L2 Solutions, LLC), an innovative company to shape and influence the business competition in the dynamic and emerging commercial, civil and defense aerospace markets. While in the military, Gen. Lord held a number of significant posts, including Commander, Air Force Space Command, from 2002 to 2006, during which time he was responsible for the development, acquisition and operation of Air Force space and missile weapon systems. In that position, he led more than 39,700 personnel who provided space and intercontinental ballistic missile combat capabilities to the North American Aerospace Defense Command and U.S. Strategic Command. Gen. Lord also received several prestigious military decorations in his career, including the Distinguished Service Medal and Legion of Merit. He is also the 2014 recipient of the American Astronautical Society’s Military Astronautics Award. In addition to his service on our Board, Gen. Lord also serves on the board of directors of Frequency Electronics Corporation. Gen. Lord was selected to serve on our Board due to his extensive career as a senior military officer with the United States Air Force and significant public company board experience.
Audrey A. McNiff, 63, has served on our Board since 2020. Ms. McNiff also currently serves on the board of the John A. Hartford Foundation as Vice Chair of Finance, and served on the board of the Fidelity Charitable Gift Fund as Vice Chair (until recently stepping down due to term limits) since her retirement from Goldman Sachs in 2009, where she was a partner in the securities division and the global head of foreign exchange sales and derivatives prime brokerage. Prior to her roles at Goldman Sachs, Ms. McNiff also served as a foreign exchange sales manager for HSBC from 1989 to 1992, and worked in energy project finance at Irving Trust and NatWest after beginning her finance career in 1980. Ms. McNiff received a Bachelor of Arts in Economics from Mount Holyoke College and earned a Master of Business Administration from New York University’s Leonard N. Stern School of Business. Ms. McNiff was selected to serve on our Board due to her extensive experience in corporate finance, managing investment funds and overseeing investment strategy and significant non-profit board experience including chairing investment and audit committees.
Martin Turchin, 80, has served on our Board since 2008. Mr. Turchin has also been a non-executive Vice Chairman of CBRE Group, Inc. (“CBRE”), the world’s largest real estate services company, since 2003. Prior to this role, Mr. Turchin held senior positions with numerous real estate firms, serving as a Vice Chairman of a subsidiary of Insignia Financial Group from 1996 to 2003; a principal and Vice Chairman of Edward S. Gordon Company from 1985 to 1996, and in various positions with Kenneth E. Laub & Company, Inc., a real estate company where he was involved in real estate acquisition, financing, leasing and consulting, from 1971 to 1985. Mr. Turchin served on the board of directors of Boston Properties, Inc. until 2019. Mr. Turchin holds a Bachelor of Science degree from City College of the University of New York and a Juris Doctor degree from St. John’s Law School. Mr. Turchin was selected to serve on our Board due to his extensive experience and expertise in the real estate industry and significant public company board experience.

Information about our Executive Officers
The following information is given as of December 31, 2021.

Name	Other Business Experience
Warren G. Lichtenstein Executive Chairman (since June 2016) Age: 56	Biographical information regarding Mr. Lichtenstein is set forth in the section entitled “Directors of the Registrant” above.

Eileen P. Drake Chief Executive Officer and President (since June 2015) Age: 55	Biographical information regarding Ms. Drake is set forth in the section entitled “Directors of the Registrant” above.

Amy Gowder Chief Operating Officer (since May 2020) Age: 46
Employed by Lockheed Martin from 2005 - 2020 with recent positions including: Vice President and General Manager of Lockheed’s Training and Logistics Solutions 2017 - 2020; Vice President of Supply Chain Management of Lockheed Martin Aeronautics 2015 - 2016, Vice President and General Manager of the Kelly Aviation Center 2012 - 2015. Consulting services at Accenture PLC focusing on supply chain management (1998 - 2005).

Daniel L. Boehle Vice President, Chief Financial Officer (since August 2020) Age: 49
Vice President and Controller 2017 - 2021. Employed by Northrop Grumman Corporation from 2001 - 2017 with positions including: Director of Aerospace Systems Sector Financial Planning, Reporting and Analysis 2013 -2017, Director, Corporate Internal Audit 2012 - 2013, Director, Corporate Assistant Controller 2008 - 2012, and Manager, Financial Reporting 2001-2008. Financial Assurance services at KPMG LLP focusing on audits of various publicly held companies 1994 - 2001.

John D. Schumacher Senior Vice President, Washington Operations and Communications (since September 2019) Age: 67
Senior Vice President, Washington Operations August 2018 - September 2019, VP, Washington Operations June 2015 - August 2018; VP, Business Relations April 2013 - June 2015; President, Aerojet Rocketdyne Foundation since October 2013; President, Astrium Americas and VP, Space, EADS North America April 2011 - April 2013; VP, Washington Operations, Aerojet May 2006 - April 2011; Director, Whitney, Bradley & Brown Consulting September 2005 - May 2006; Chief of Staff, National Aeronautics and Space Administration ("NASA") May 2003 - September 2005; Associate Administrator for External Relations, NASA 1994 - 2003; Deputy Associate Administrator, NASA 1990 - 1994; Advisor to the Administrator, NASA 1989 - 1990; Associate, Rogers & Wells, NY, 1987 - 1989; Captain, Naval Reserve 1984 - 2006; Active Duty U.S. Navy 1972 - 1984.

Arjun L. Kampani Senior Vice President, General Counsel and Secretary (since May 2020) Age: 50
Vice President, General Counsel and Secretary (2016 - 2020). VP, General Counsel and Corporate Secretary, General Dynamics Land Systems, Inc. 2010 - 2016; Director & Assistant General Counsel, Mergers and Acquisitions, General Dynamics Corporation 2006 - 2009; Assistant General Counsel and Assistant Corporate Secretary, Anteon International Corporation 2004 - 2006; Attorney, Business and Finance Department, Thelen Reid & Priest, LLP 1999 - 2004.

The Company’s executive officers generally hold terms of office of one year and/or until their successors are elected and serve at the discretion of the Board.

Audit Committee and Audit Committee Financial Expert
The Audit Committee is a separately designated standing committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. The members of the Audit Committee are James R. Henderson, Lance W. Lord, and Martin Turchin. The Board has determined that each member of the Audit Committee meets all applicable independence and financial literacy requirements under the NYSE listing standards. The Board has also determined that Mr. Henderson is an “audit committee financial expert” under the applicable rules promulgated pursuant to the Exchange Act. The Audit committee had seven meetings in 2021.
Code of Ethics
The Company has adopted a code of ethics known as the Code of Conduct that applies to the Company’s directors and employees including the principal executive officer and principal financial officer. A copy of the Code of Conduct is available under “Corporate Governance” in the Investor Relations section of the Company’s website at www.AerojetRocketdyne.com.

Amendments to the Code of Conduct and any grant of a waiver from a provision of the Code of Conduct to the extent required under applicable SEC rules or NYSE listing standards will be disclosed on such location of the Company’s website at www.AerojetRocketdyne.com within four business days following the amendment or waiver.
Item 11. Executive Compensation
Director Compensation
The compensation of the Company’s non-employee Directors is determined by the Board upon the recommendations made by the Organization & Compensation Committee of the Board. The Director compensation program for non-employee Directors was established by the Company after evaluation of the recommendations by Korn Ferry (formerly "Korn Ferry Hay Group"), the company that was retained by the Organization & Compensation Committee as outside consultants to assess the overall compensation structure for its non-employee Directors. Specifically, the Organization & Compensation Committee requested that Korn Ferry measure the Company’s Director compensation (in total and by pay component) against similarly sized U.S. companies in the aerospace and defense industry based on information disclosed in recent SEC filings, and in the broader general industry, using both proprietary compensation surveys and its knowledge of industry practices. In 2017, Director pay was benchmarked at the median level, using the same 2021 peer group used for executive compensation decision-making below, and Korn Ferry recommended and the Organization & Compensation Committee approved certain changes to the Director compensation program for non-employee Directors to maintain competitiveness and aid in director recruitment. On May 5, 2021, upon recommendation by the Organization & Compensation Committee, the Board approved a 4% increase to the annual retainer and annual awards of restricted stock. The Director compensation program is more fully described below.
Director Compensation Components
Annual Retainer Fees and Stock Awards
Annual fees and awards under our Director compensation program for non-employee Directors are summarized below:

Component	Annual Amount ($)
Annual retainer	$72,800
Members of each of the Corporate Governance & Nominating Committee, and the Organization & Compensation Committee	7,500
Chairmen of the Corporate Governance & Nominating Committee, and the Organization & Compensation Committee*	10,000
Members of the Audit Committee	10,000
Chairman of the Audit Committee*	15,000
Members of a long-term special committee	5,000
Members of a limited purpose special committee	3,250
Annual award of restricted stock	104,000
* Committee chairmen also receive the committee membership retainer.
Non-employee Directors are given a choice to receive the annual retainer and board fees, in cash or to receive all or a portion, but no less than 50%, of such fees in the form of fully vested common stock, $0.10 par value per share of the Company ("Common Stock") calculated based on the closing price of the Common Stock as reported in the NYSE Composite Transactions (or if such information in such source is unavailable, a source providing similar information selected by the Company) as of the applicable Director pay date, pursuant to the Company’s 2019 Equity and Performance Incentive Plan (the "2019 Incentive Plan"). If a non-employee Director elects for any year to receive all or a portion of such fees in the form of fully vested Common Stock, an additional grant of restricted shares of Common Stock will be given equal in value to 50% of the amount of fees paid in fully vested Common Stock vesting on the earlier of the Director’s retirement from service from the Board or one year from the date of grant. Non-employee Directors and the Executive Chairman also have a choice to defer all or a portion of fully vested and restricted shares of Common Stock. Distribution of deferred stock can be made in a single payment or at least two but no more than 10 annual installments, with a choice to begin distribution 30 days following retirement from the Board, on a date specified by the participant, or upon attainment of an age specified by the participating Director.
In May 2021, each non-employee Director received $104,000 worth of equity compensation pursuant to the 2019 Incentive Plan. This grant consisted of 2,202 restricted shares of Common Stock for each non-employee Director. These awards vest in 50% increments on the six-month and twelve-month anniversaries of the grant date. All restricted shares of Common Stock may be voted, but ownership may not transfer until such shares are vested. Unless otherwise approved by the Board, unvested shares will be forfeited in the event of a voluntary resignation or refusal to stand for re-election.
Non-employee Directors also receive 500 shares of restricted stock upon their initial election to the Board.

Other
The Aerojet Rocketdyne Foundation (the "Foundation") matches employee and Director gifts to accredited, non-profit colleges, universities, secondary and elementary public or private schools located in the United States. Gifts made are matched dollar for dollar up to $1,000 per calendar year. The Foundation also matched employee and Director gifts made to non-profit organizations for COVID-19 relief dollar for dollar up to $250,000 from March 1, 2020 to February 28, 2021.
Non-employee Directors may also elect to participate in the same health benefits programs at the same cost as offered to all of the Company’s employees. The Company also reimburses Directors for reasonable travel and other expenses incurred in attending Board and Committee meetings.
Equity Ownership Guidelines for Non-Employee Directors
Pursuant to the equity ownership guidelines of the Board, non-employee Directors are required to own equity in the Company in an amount equal to or greater than five times their annual retainer. In calculating the amount of equity owned by a Director, the Board looks at the value of Common Stock owned by such Director (restricted stock and stock owned outright), the value of any phantom stock owned by such Director as part of the Deferred Compensation Plan for Non-Employee Directors, if any and the value of any vested "in the money" options or Stock Appreciation Rights ("SARs") (i.e. market value of Company stock in excess of the strike price for the stock option or SAR). Directors have five years from the date of their election to the Board to meet the thresholds set forth in these equity ownership guidelines. The Board routinely reviews these guidelines and considers adjustments when appropriate, including adjustments for material fluctuations in the Company’s stock price.
As of December 31, 2021, all of the non-employee Directors held equity in the Company with a market value greater than required by the guidelines in place at the time or are in the transition period set forth in the guidelines and are expected to meet the guidelines by the end of the transition period. The following table shows the status of equity ownership for each non-employee Director as of December 31, 2021.

Name	Value of Equity Ownership*	Date of Election	Years as a Director
Kevin P. Chilton	$921,593	10/30/2018	3.2
Thomas A. Corcoran	4,983,400	09/24/2008	13.3
James R. Henderson	6,142,674	03/05/2008	13.8
Lance W. Lord	1,925,764	02/02/2015	6.9
Audrey A. McNiff	391,521	08/18/2020	1.4
Martin Turchin	5,878,901	03/05/2008	13.8
2021 Director Compensation Table
The following table sets forth information regarding compensation earned or paid to each non-employee Director who served on the Board in 2021. Ms. Drake, our Chief Executive Officer and Mr. Lichtenstein, our Executive Chairman, are Employee Directors and therefore not compensated for services as a Director.

Name	Fees Earned or Paid ($)(1)	Stock Awards ($)(2)(3)	All Other Compensation ($)	Total ($)
Kevin P. Chilton	$89,526	$148,671	$—	$238,197
Thomas A. Corcoran	97,032	152,401	2,000	251,433
James R. Henderson	104,491	156,131	—	260,622
Lance W. Lord	89,526	148,671	—	238,197
Audrey A. McNiff	79,517	143,667	—	223,184
Martin Turchin(4)	104,491	156,131	—	260,622

(1)The amounts reported in this column for each non-employee Director reflect the dollar amount of the Board and Committee fees paid in 2021. Non-employee Directors have a choice to receive all or a portion of their Director fees in fully vested Common Stock of the Company, with the number of shares being determined by dividing the dollar value of the fees by the closing price of the Common Stock as of the applicable pay date. If a Director elects to receive fees in Common Stock, an additional grant of restricted shares of Common Stock is given in an amount equal in value to 50% of the amount of fees that the director elects to receive paid in the form of fully vested Common Stock. This additional grant is reported in the "Stock Awards" column. Non-employee Directors and the Executive Chairman also have a choice to defer all or a portion of fully vested and restricted shares of Common Stock. Distribution of deferred stock can be made in a single payment or at least two but no more than 10 annual installments, with a choice to begin distribution 30 days following retirement from the Board, on a date specified by the participant, or upon attainment of an age specified by the participating Director. The following table shows Director fees that were paid in fully vested Common Stock in 2021.

Name	Grant Date	Fully Vested Stock Awards (#)	Grant Date Fair Value ($)
Kevin P. Chilton	02/16/2021	335	$17,477
	05/17/2021	756	35,691
	08/16/2021	428	18,177
	11/15/2021	417	18,181
	Total	1,936	89,526
Thomas A. Corcoran	02/16/2021	335	17,477
	05/17/2021	915	43,197
	08/16/2021	428	18,177
	11/15/2021	417	18,181
	Total	2,095	97,032
James R. Henderson	02/16/2021	335	17,477
	05/17/2021	1,073	50,656
	08/16/2021	428	18,177
	11/15/2021	417	18,181
	Total	2,253	104,491
Lance W. Lord	02/16/2021	335	17,477
	05/17/2021	756	35,691
	08/16/2021	428	18,177
	11/15/2021	417	18,181
	Total	1,936	89,526
Audrey A. McNiff	02/16/2021	335	17,477
	05/17/2021	544	25,682
	08/16/2021	428	18,177
	11/15/2021	417	18,181
	Total	1,724	79,517
Martin Turchin	02/16/2021	335	17,477
	05/17/2021	1,073	50,656
	08/16/2021	428	18,177
	11/15/2021	417	18,181
	Total	2,253	104,491

(2)The amounts reported in these columns for each non-employee Director reflect the grant date fair value of stock awards in 2021. A discussion of the assumptions used in calculating these values may be found in Note 9(e) in the audited financial statements in the Company’s 2021 Annual Report. The following table shows each grant of restricted shares of Common Stock granted during 2021 to each non-employee Director who served as a Director in 2021, and the aggregate grant date fair value for each award.

Name	Grant Date	Stock Awards (#)		Grant Date Fair Value ($)
Kevin P. Chilton	02/16/2021	167	(A)	$8,712
	05/17/2021	2,202	(B)	103,956
	05/17/2021	378	(A)	17,845
	08/16/2021	214	(A)	9,089
	11/15/2021	208	(A)	9,069
	Total	3,169		148,671
Thomas A. Corcoran	02/16/2021	167	(A)	8,712
	05/17/2021	2,202	(B)	103,956
	05/17/2021	457	(A)	21,575
	08/16/2021	214	(A)	9,089
	11/15/2021	208	(A)	9,069
	Total	3,248		152,401
James R. Henderson	02/16/2021	167	(A)	8,712
	05/17/2021	2,202	(B)	103,956
	05/17/2021	536	(A)	25,305
	08/16/2021	214	(A)	9,089
	11/15/2021	208	(A)	9,069
	Total	3,327		156,131
Lance W. Lord	02/16/2021	167	(A)	8,712
	05/17/2021	2,202	(B)	103,956
	05/17/2021	378	(A)	17,845
	08/16/2021	214	(A)	9,089
	11/15/2021	208	(A)	9,069
	Total	3,169		148,671
Audrey A. McNiff	02/16/2021	167	(A)	8,712
	05/17/2021	2,202	(B)	103,956
	05/17/2021	272	(A)	12,841
	08/16/2021	214	(A)	9,089
	11/15/2021	208	(A)	9,069
	Total	3,063		143,667
Martin Turchin	02/16/2021	167	(A)	8,712
	05/17/2021	2,202	(B)	103,956
	05/17/2021	536	(A)	25,305
	08/16/2021	214	(A)	9,089
	11/15/2021	208	(A)	9,069
	Total	3,327		156,131
(A)These shares are matching awards, granted in connection with the Director’s decision to receive his or her Director fees in the form of Common Stock, and vest on the earlier of the Director’s retirement from the Board or the one year anniversary of the grant date.
(B)These equity awards vest in 50% increments on the six-month and twelve-month anniversaries of the grant date.

(3)The following table shows the amount of unvested stock awards and outstanding and unexercised SARs awards as of December 31, 2021, for each non-employee Director who served as a Director in 2021.

Name	Unvested Stock Awards	Outstanding and Unexercised SARs and Stock Options
Kevin P. Chilton	2,068	—
Thomas A. Corcoran	2,147	—
James R. Henderson	2,226	—
Lance W. Lord	2,068	—
Audrey A. McNiff	2,462	—
Martin Turchin	2,226	—
(4)Mr. Turchin’s Fees Earned or Paid includes $15,000 as annual director compensation for his continued advisory services to Easton Development Company, LLC and its related transactions on behalf of the Company’s Board of Directors, which amount is reviewed and approved annually.
ORGANIZATION & COMPENSATION COMMITTEE REPORT
The Organization & Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussion, the Organization & Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in the 2021 Annual Report. The Board has approved that recommendation.
The Organization & Compensation Committee met 15 times during 2021.
Submitted by the Organization & Compensation Committee,
Kevin P. Chilton, Chairman
Thomas A. Corcoran
Lance W. Lord
April 30, 2022

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION
The Organization & Compensation Committee is composed entirely of non-employee independent Directors. Kevin P. Chilton, Thomas A. Corcoran and Lance W. Lord served as members of the Organization & Compensation Committee during the year ended December 31, 2021. All non-employee independent Directors on the Organization & Compensation Committee participate in decisions regarding the compensation of the CEO and President. No member of the Organization & Compensation Committee is or has ever been an officer or employee of the Company and, during the year ended December 31, 2021, none of such person had any relationships requiring disclosure by the Company under Item 404 of Regulation S-K promulgated by the SEC. Further, none of the Company’s executive officers serve as a member of the board of directors or compensation committee of any entity that has one or more of its executive officers serving as a member of the Organization & Compensation Committee. In addition, none of the Company’s executive officers serve as a member of the Organization & Compensation Committee of any entity that has one or more of its executive officers serving as a member of the Company’s Board.

EXECUTIVE COMPENSATION
COMPENSATION DISCUSSION AND ANALYSIS

2021 Named Executive Officers
Warren G. Lichtenstein	Executive Chairman
Eileen P. Drake	Chief Executive Officer and President
Amy L. Gowder(1)	Former Chief Operating Officer
Daniel L. Boehle	Chief Financial Officer
John D. Schumacher	Senior Vice President, Washington Operations and Communications
Arjun L. Kampani(2)	Former Senior Vice President, General Counsel and Secretary
(1)Ms. Gowder resigned as Chief Operating Officer effective April 29, 2022.
(2)Mr. Kampani resigned as Senior Vice President, General Counsel and Secretary, effective April 8, 2022.
This section contains certain Non-GAAP (accounting Principles generally accepted in the United States of America) financial measures, which are identified with asterisks. These non-GAAP measures may differ from similarly titled measures presented by other companies in our industry and are not recognized measures under U.S. GAAP. For more information about these non-GAAP measures, including a reconciliation between these non-GAAP financial measures and the most directly comparable financial measure calculated and presented in accordance with GAAP, see Appendix A.
Executive Summary
Our compensation program is designed to link pay and performance, reward the achievement of our business goals, and incentivize sustainable growth by aligning the financial interests of our executive team with the long-term interests of our stockholders.
The overall objectives of our compensation program are as follows:
•Competitive Compensation – attract, reward and retain an effective leadership team by providing market competitive compensation to executive officers and key personnel relative to the Company’s size, complexity, business model and the markets we serve;
•Retention Incentives – ensure leadership continuity and retain the leadership team through a combination of fixed and at-risk compensation that balances reliability and upside potential;
•Performance Incentives – utilize incentive plan metrics and equity vehicles in a balanced framework that drives growth and encourages sound long-term planning; and
•Stockholder Alignment – foster an ownership philosophy amongst the leadership team by providing equity awards and maintaining executive stock ownership guidelines that require executives to view Company performance from a stockholder’s perspective.
In this section we explain how our compensation program is designed and operates with respect to our NEOs (as defined below), including how the Company’s financial performance influences their pay. The Executive Chairman and the following executive officers are referred to herein as our “NEOs”:
•Ms. Drake is included as the Company’s current Principal Executive Officer ("PEO").
•Mr. Boehle is included as the Company’s current Principal Financial Officer ("PFO").
•Messrs. Schumacher, Kampani and Ms. Gowder are included as the three most highly compensated executive officers other than the PEO and PFO.
The Organization & Compensation Committee of our Board has established a pay for performance philosophy and rigorous goal setting process for our executive compensation program. Our 2021 strategic goals remained consistent with prior years and were focused on financial performance. The Organization & Compensation Committee utilized the following measures for our NEOs’ (other than the Executive Chairman, who is compensated separately) 2021 annual incentive plan:
•Adjusted earnings before interest, taxes, depreciation, amortization and postretirement benefit expense* ("EBITDAP");
•Cash flow from operations;
•Aerojet Rocketdyne bookings; and
•Certain other goals that include individual performance and accomplishments of each NEO.
The Organization & Compensation Committee granted Ms. Drake and Mr. Boehle in December 2020 and the remaining NEOs (other than the Executive Chairman) in March 2021 equity under the 2021 Long-Term Incentive Program (the "2021 LTIP") in the form of performance-based restricted stock awards ("RSAs") or restricted stock units ("RSUs") (75%) and time-based RSAs or RSUs (25%). The performance-based RSAs or RSUs will vest subject to achievement of performance targets for the three-year period ending December 31, 2023 with regard to adjusted EBITDAP and return on invested capital ("ROIC") each weighted at 50%.
On February 18, 2022, we reported our financial results for 2021 which included the following highlights (Non-GAAP financial measures are identified with asterisks. See Appendix A for more information on these Non-GAAP financial measures.):

(In Millions, except percentage and per share amounts)	2021	2020
Net sales	$2,188.0	$2,072.7
Net income	143.7	137.7
Net income as a percentage of net sales	6.6%	6.6%
Adjusted Net Income (Non-GAAP measure*)	161.6	138.4
Adjusted Net Income (Non-GAAP measure*) as a percentage of net sales	7.4%	6.7%
Earnings Per Share ("EPS") - Diluted	1.75	1.66
Adjusted EPS (Non-GAAP measure*)	1.97	1.67
Adjusted EBITDAP (Non-GAAP measure*)	298.5	270.2
Adjusted EBITDAP (Non-GAAP measure*) as a percentage of net sales	13.6%	13.0%
Cash provided by operating activities	199.6	363.8
Free cash flow (Non-GAAP measure*)	162.3	309.2

A full discussion of our executive compensation program is described in the remainder of this section.
Our Compensation Best Practices
•Directly link pay and performance
•Stock ownership guidelines for all executive officers
•Hold annual shareholder "say on pay" vote
•Clawback policy that applies to the annual incentive plan and the 2019 Incentive Plan and the Company’s 2018 Equity and Performance Incentive Plan (the "2018 Incentive Plan")
•No short-sales or speculative transactions of the Company’s securities
Compensation Elements for the Named Executive Officers
The compensation program for executive officers consists of the following principal elements:
•Base salaries;
•Short-term annual cash incentive awards;
•Long-term incentive awards, including RSUs and performance-based RSUs; and
•Other in-service benefits such as a 401(k) savings plan.
The Organization & Compensation Committee believes that these elements of compensation are components of a comprehensive rewards structure that reflects the long-term orientation of the Company’s businesses and rewards Company and individual performance. A description of the compensation program by element follows.
Base Salaries
Base salaries are used to provide a fixed amount of compensation for each executive’s role. Base salary increases for the CEO and President and the other NEOs must be approved by the Organization & Compensation Committee. Base salary increases for other officers of the Company must be approved by the CEO and President. Typically, the effective date of merit increases in base salaries is in March of each year. Base salary increases can also occur upon an executive’s promotion. In determining the amount of any increases in salaries, the Organization & Compensation Committee and/or CEO and President (i) evaluates the executive’s performance in the most recent year as well as the strategic importance of the executive to the Company; (ii) compares current base, target total cash and target total direct compensation with compensation for relevant executive positions set forth in peer group and survey benchmarking prepared by Korn Ferry as well as industry-specific compensation surveys; and (iii) takes into account the timing and amount of the last salary increase for each of the executives.
In 2021, the Organization & Compensation Committee approved base salary increases for the Company’s NEOs (other than the Executive Chairman) based on several factors, including each individual’s performance, sustained levels of contribution to the Company, the wage increase during the previous year, a review of the executive and a review of the senior management total compensation study conducted by Korn Ferry in 2019 on the Company’s behalf. The table below shows the base salaries of the NEOs (other than the Executive Chairman, who did not receive a base salary) for 2021 compared with 2020.

Name	2021 Base Salary	2020 Base Salary	% Increase
Eileen P. Drake	$975,000	$927,000	5.2%
Amy L. Gowder	489,250	475,000	3.0%
Daniel L. Boehle	489,250	475,000	3.0%
John D. Schumacher	432,015	419,432	3.0%
Arjun L. Kampani	430,627	414,064	4.0%

Short-term Annual Cash Incentive Awards
The primary objective of our annual cash incentive program is to drive current year performance focused on designated strategic business and financial goals, and to the extent these goals are achieved, to provide competitive realized compensation to our senior management team. To those ends, the Organization & Compensation Committee sets targets such that total cash compensation (base salary plus annual cash incentive) will be within range of the competitive market if expected performance is achieved.
In addition, our senior management annual incentive award has an individual performance component whose payout is contingent upon the attainment of individual goals. The Organization & Compensation Committee has discretion to increase, reduce or eliminate payments under the cash incentive program.
2021 performance targets consisted of adjusted EBITDAP*, cash flow from operations, Aerojet Rocketdyne bookings and individual goals and had a 12-month performance period. With input from our CEO and President and other senior members of the executive team, the Organization & Compensation Committee:

•sets the overall Company and individual performance objectives and corresponding performance and payout ranges for the year;
•establishes a threshold, target and maximum incentive opportunity for each executive officer; and
•measures performance and certifies award payouts for the prior year.
The Organization & Compensation Committee tailors both performance metrics and goal ranges in order to most accurately assess performance for both our business segments and the overall Company. The payout levels are subject to change every year. For 2021, our current NEOs (other than the Executive Chairman, who does not participate in the short-term annual cash incentive program) were eligible for a target payout level (as a percentage of base salary) based on their position in the Company, as set forth below:
•Eileen P. Drake, CEO and President – 110%;
•Amy L. Gowder, COO – 75%;
•Daniel L. Boehle, CFO – 75%;
•John D. Schumacher, Senior VP, Washington Operations and Communications – 65%; and
•Arjun L. Kampani, Senior VP, General Counsel and Secretary – 65%.
Each of the foregoing NEOs has the opportunity to earn up to two times his or her payout level as a percentage of base salary.
The corporate criteria for the annual cash incentives used for 2021 performance applicable to all of the NEOs (other than the Executive Chairman) were the following:

Executive Targets	Threshold Opportunity	Target Opportunity	Maximum Opportunity	Actual Performance	Actual Achievement
(Dollars in Millions)
Adjusted EBITDAP*	15.0%	30.0%	60.0%	$302.8	34.0%
Threshold — $265.5
Target — $295.0
Maximum — $354.1
Cash Flow from Operations	15.0%	30.0%	60.0%	220.5	60.0%
Threshold — $136.2
Target — $151.3
Maximum — $181.6
Aerojet Rocketdyne Bookings	15.0%	30.0%	60.0%	2,246.2	60.0%
Threshold — $1,481.9
Target — $1,646.6
Maximum — $1,975.9
Personal Factors	5.0%	10.0%	20.0%		20.0%
Threshold — 0 x multiplier
Target and Maximum — 1 x multiplier
Totals	50.0%	100.0%	200.0%		174.0%
* These are Non-GAAP financial measures. For more information, see Appendix A – Use of Non-GAAP Financial Measures.
•Adjusted EBITDAP: earnings before interest, taxes, depreciation, amortization and retirement benefit expense net of amounts that are recoverable under the Company’s U.S. government contracts adjusted for unusual items and Organization & Compensation Committee approved modifications.
•Cash Flow from Operations: the Company’s cash provided by operating activities adjusted for Organization & Compensation Committee approved modifications.
•Aerojet Rocketdyne Bookings: the amount of money to be received for a contract of our Space and Defense business unit for which funding is authorized and has been directly appropriated and contractually obligated by the customer.
•Personal Factors: assessment of overall performance related to Company goals and objectives, and demonstrated individual and leadership competencies.

Each NEO’s (other than the Executive Chairman) annual cash incentive award payouts corresponding to 2021 performance are detailed below. On February 16, 2022, the Organization & Compensation Committee approved these 2021 annual cash incentive awards which are also reported in the "Non-Equity Incentive Plan Compensation" column of the 2021 Summary Compensation Table, which follows this Compensation Discussion and Analysis:

Name	Target Payout Level	Base Salary	Award at 100% Target Performance	Award at 200% Maximum Performance	Actual Performance Achievement Percentage(1)	Actual Payout at Achievement Percentage(2)
Eileen P. Drake	110%	$975,000	$1,072,500	$2,145,000	174.0%	$1,866,150
Amy L. Gowder	75%	489,250	366,938	733,875	174.0%	638,471
Daniel L. Boehle	75%	489,250	366,938	733,875	174.0%	638,471
John D. Schumacher	65%	432,015	280,810	561,620	174.0%	488,609
Arjun L. Kampani	65%	430,627	279,908	559,815	174.0%	487,039

(1)The Actual Performance Achievement Percentage is rounded to the nearest 10th of a percent.
(2)In order to mitigate the tax impact of Section 280G of the Internal Revenue Code of 1986 (as amended, the "Code"), due to the then pending merger with Lockheed Martin, the Organization & Compensation Committee, after reviewing actual Company performance through November 2021, certified and approved payment of annual cash incentive awards under the 2021 Short-Term Incentive Plan ("2021 STIP") at 5% below the forecasted financial results for each of the NEOs, paid in December 2021 and the remaining amount earned was certified by the Organization & Compensation Committee and paid in March 2022.
Long-Term Incentive Awards
The Company, upon the recommendation and approval of the Organization & Compensation Committee, established the Long-Term Incentive ("LTI") vehicle mix, performance objectives and other terms of the 2021 LTIP for executive officers and other eligible employees of the Company.
The Company places significant weight towards LTI compensation within the NEOs’ total rewards packages. Initiatives that affect the sustainable prosperity of the Company often take multiple years to come to fruition and it is therefore important to emphasize the long-term incentive plan whose time horizons reward and incentivize those initiatives that enrich the Company’s enduring value. In determining the grants of the 2021 LTIP, a 75% weighting was given toward awards which require financial performance to be valuable and a 25% weighting was given toward awards which require continued service to be valuable. LTI vehicle mix is determined by balancing shareholder alignment, line-of-sight performance, and retentive value.
•Performance-based RSAs and RSUs (weighted 75%) are based on financial metrics directly impacted by executives and provide a clearer line-of-sight to executives than pure stock price which is affected by macroeconomic conditions and timing luck beyond the executives’ control.
•Time-based RSAs and RSUs (weighted 25%) provide the strongest retentive value even though they are affected by stock price, as long as the recipient remains with the Company, they are guaranteed some value.
In conjunction with the Company’s share ownership guidelines, LTI awards ensure the NEOs make decisions in the best interest of the company and its shareholders.
Grant date fair value of equity-based awards is determined in parallel with the determination of target total direct compensation provided to the NEOs and both are benchmarked against our peer group’s SEC filings and broad-based industry studies as well as being driven in part by each NEO’s performance in the past year.
Our LTI vehicles are more fully described as follows:
•Performance-based RSUs – units that represent the right to receive shares of Common Stock upon vesting. Performance-based RSUs vest over a three-year period of time based on the achievement of pre-established Company performance objectives such as Adjusted EBITDAP and ROIC performance goals. Threshold performance for both metrics is required for any payout to occur. Awards payout at 50% of target for threshold performance and 200% of target for maximum performance with linear interpolation for performance between threshold and target as well as between target and maximum. During the restricted performance period, the executives may not sell, transfer, pledge, assign or otherwise convey their RSUs. Furthermore, executives do not have voting rights with respect to their performance-based RSUs until shares of Common Stock settled for the RSUs have been issued by the Company. RSUs will accrue dividend equivalents (if any are made) with respect to dividends, subject to the same vesting requirements as the respective RSU award, that would otherwise be paid on the shares of Common Stock underlying such RSUs during the period from the grant date to the date such shares of Common Stock are delivered. Executives who voluntarily resign or are terminated for cause prior to the end of the restriction period forfeit their RSUs unless otherwise determined by the Organization & Compensation Committee.
•Time-based RSUs – units that represent the right to receive shares of Common Stock upon vesting. Time-based RSUs vest in equal annual installments over a three-year period after the grant date. During the restricted period, the executives may not sell, transfer, pledge, assign or otherwise convey their RSUs. Furthermore, executives do not have voting rights with respect to time-based RSUs until shares of Common Stock settled for the RSUs have been issued by the Company. RSUs will accrue dividend equivalents (if any are made) with respect to dividends, subject to the same vesting requirements as the respective RSU award, that would otherwise be paid on the shares of Common Stock underlying such RSUs during the period from the grant date to the date such shares of Common Stock are delivered. Executives who voluntarily resign or are terminated for cause prior to the end of the restriction period forfeit their RSUs unless otherwise determined by the Organization & Compensation Committee.
In December 2020, grants of performance-based and time-based RSAs were awarded to Ms. Drake and Mr. Boehle under the 2021 LTIP. Ms. Drake and Mr. Boehle were permitted to make Section 83(b) of the Code elections with respect to these awards, with the tax withholding due in connection therewith funded through the withholding of shares subject to the awards. The net shares subject to the awards are scheduled to vest based upon continued employment and company performance through December 31, 2023.
In March 2021, grants of performance-based and time-based RSUs were made to the remaining NEOs (other than the Executive Chairman) for the 2021 LTIP. The performance-based grants are to be paid out in March 2024, subject to certification by the Organization & Compensation Committee of performance for the period ending December 31, 2023, and are primarily based on Adjusted EBITDAP and ROIC.
On February 16, 2022, performance-based grants from the 2019 Long-Term Incentive Plan ("2019 LTIP") vesting at 181.5% resulting in 72,806 shares vesting for Ms. Drake, 3,913 shares for Mr. Boehle, 11,147 shares for Mr. Schumacher and 11,124 shares for Mr. Kampani. The performance metrics were Adjusted EBITDAP and ROIC for the performance period ended December 31, 2021. The 2019 LTIP performance-based grants were granted on February 28, 2019.
Actions Taken in Consideration of the Merger with Lockheed Martin
Under Code sections 280G and 4999, payments made to certain executives because of a change in control may be subject to additional excise taxes and may not be deductible to the Company. These rules are referred to as golden parachute rules. The Organization & Compensation Committee, in consultation with Golden Parachute Tax Solutions, an accounting firm that specializes in golden parachute scenarios, regarding how to mitigate the tax impact of the golden parachute rules, approved the accelerated vesting of certain performance-based and time-based equity awards held by certain NEOs subject to clawback provisions based on continued employment through the respective original vesting dates as follows:
•A performance-based RSA grant made to Mr. Boehle under the 2019 2019 LTIP on February 28, 2019, that was scheduled to vest in 2022. This grant vested at a 175% payout level in December 2021 based on the Organization & Compensation Committee certification of results through November 2021. The actual level of achievement over the entire performance period was 181.5%. The remaining amount earned was certified by the Organization & Compensation Committee on February 16, 2022, and those additional shares vested on February 28, 2022.
•Performance-based RSU grants made to Mr. Boehle on March 2, 2020 and Ms. Gowder on May 4, 2020 under the 2020 Long-Term Incentive Plan ("2020 LTIP"), that were scheduled to vest in 2023. In December 2021, Mr. Boehle’s grant was vested at 100% payout level of maximum performance of 200% and Ms. Gowder’s grant was vested at 33.33% payout level of maximum performance of 200% with the remaining amount earned to vest in 2023 based on actual level of achievement to be certified by the Organization & Compensation Committee.
•Time-based equity awards, RSAs for grants made in 2019 and RSUs for grants made in 2020 and 2021, held by each Mr. Boehle and Ms. Gowder that were otherwise scheduled to vest based solely upon continued employment in calendar year 2022, 2023, and 2024 became vested in December 2021.
In December 2021, grants of performance-based and time-based RSUs were awarded to the NEOs. These awards reflected the 2022 Long-Term Incentive Plan (the "2022 LTIP") awards that would have ordinarily been granted in March 2022. Mr. Boehle’s 2022 LTIP grant was made in performance-based and time-based RSAs and he was permitted to make Section 83(b) of the Code elections with respect to 25% of these awards, with the tax withholding due in connection therewith funded through the withholding of shares subject to the awards. The net shares subject to the awards are scheduled to vest based upon continued employment and company performance through December 31, 2024.
Other Benefits
Pension Plans
The Company’s defined benefit pension and benefits restoration plans include the Aerojet Rocketdyne (GenCorp) Consolidated Pension Plan (the "Qualified Pension Plan"), a tax-qualified defined benefit plan; and the 2009 Benefits Restoration Plan for the Aerojet Rocketdyne Pension Plan (the "Pension BRP Plan"), a non-qualified defined benefit plan. The Company discontinued future benefit accruals on these plans in 2009. No employees lost their previously earned pension benefits. Mr. Schumacher is the only NEO who has an accrued balance in the Qualified Pension Plan and the Pension BRP Plan. Mr. Schumacher’s pension benefits were earned from his previous employment with the Company beginning June 12, 2006, through the pension freeze date for non-collective bargaining-unit employees of February 1, 2009. All other NEOs do not participate in the Qualified Pension Plan or the Pension BRP Plan as their employment commenced after benefit accruals were discontinued. Further details regarding benefits under these plans, including the estimated value of pension benefits for Mr. Schumacher, are found in the section entitled 2021 Pension Benefits.
401(k) Savings Plan
The NEOs (other than the Executive Chairman) are eligible to participate in the Aerojet Rocketdyne Retirement Savings Plan, ("Savings Plan") a 401(k) tax-qualified defined contribution savings plan which is available to all Company employees. Employees may contribute up to 50% of their eligible pay in any combination of before-tax, regular after-tax, or after-tax Roth contributions subject to the Employee Retirement Income Security Act of 1974 ("ERISA") limits. The Company matches 100% of the first 3% of employee contributions, and 50% of the next 3% of employee contributions for all participating employees.
401(k) Benefits Restoration Plan
The NEOs (other than the Executive Chairman) are eligible to participate in the 2009 Benefits Restoration Plan for the Aerojet Rocketdyne 401(k) Plan ("401(k) BRP Plan"), a non-qualified, unfunded plan maintained primarily for the purpose of providing deferred compensation for a select group of management or highly compensated employees. The Company may match 401(k) BRP Plan employee contributions to the extent that after the end of any plan year, any additional Company matching contributions that would have been made on the participant’s behalf under the Savings Plan during the plan year if: (i) the compensation deferral percentage elected under the 401(k) BRP Plan for the plan year had been applied under the Savings Plan; and (ii) the participant’s contributions under the Savings Plan were not limited by the Code limitations applicable to the Savings Plan. Ms. Gowder and Mr. Schumacher participate in the 401(k) BRP Plan. Details about the plan are presented in the section entitled 2021 Non-Qualified Deferred Compensation.
Employee Stock Purchase Plan
The NEOs (other than the Executive Chairman) are eligible to participate in the Company’s Employee Stock Purchase Plan (the "ESPP"). However, no employee may participate in the ESPP if immediately after an option is granted the employee owns shares of Common Stock, including shares which the employee may purchase by conversion of convertible securities or under outstanding options granted by the Company, possessing 5% or more of the total combined voting power or value of all classes of Common Stock of the Company. The Board may impose restrictions on eligibility and participation of employees who are officers and Directors to facilitate compliance with federal or state securities laws or foreign laws. The ESPP allows employees to purchase up to 1,000 shares of Common Stock per year (500 per semi-annual offering period) at 85% of the fair market value of the Common Stock on the purchase date on which the stock is purchased. As a requirement of the Merger Agreement with Lockheed Martin, the company suspended the ESPP in July 2021 until further notice.
Severance Benefits
The Company does not have individual severance arrangements in place for the current NEOs with the exception of Ms. Drake, who has severance provisions in her employment agreement. The Company has a policy for a reduction in force severance policy, pursuant to which Messrs. Boehle, Kampani, Schumacher and Ms. Gowder, as well as all other employees of the Company, are eligible to participate. The policy provides for employees to continue participating in health, welfare and retirement benefit plans for a period of two months following a qualifying termination of employment per the terms of the applicable plans and subject to all conditions thereof. Upon execution of a release, the employee is eligible to receive separation pay of five weeks’ pay plus one additional week’s pay for each full or partial year of service, with the maximum amount of separation pay being 30 weeks’ pay. In addition, with an executed release, the employee is eligible to continue participation in certain health and welfare benefits for a total period of six months from the date of reduction in force. Overlapping benefits under both the standard and enhanced benefits provisions will be inclusive in this six-month period.
The Company also has an executive change in control severance policy, which was amended on March 5, 2020 (the "Amended CIC Policy"). The Amended CIC Policy provides certain executive officers of the Company who have been designated in writing by the Board, including all of the NEOs other than Mr. Lichtenstein and Ms. Drake, with compensation and benefits upon a termination of their employment by the Company without "cause" or by the executive for "good reason" (including due to an executive’s death or disability) within the six-month period preceding a "change in control" through the 24-month period following a "change in control" (each as defined in the Amended CIC Policy).
In the event of an applicable termination of employment, the executive shall be entitled to the following:
•lump sum payment equal to two times the executive’s annual base salary;
•prorated portion of incentive compensation under the Company’s Short-Term Incentive Plan ("STIP") to the "termination date" (as defined in the Amended CIC Policy) based on the greater of target or actual calculated performance through that date, and full STIP payment for the prior year if unpaid as of the termination date, each based upon actual performance;
•lump sum payment equal to two times the target incentive compensation the executive could have received under the STIP for the entire year in which the termination date occurs;
•to the extent unvested, immediate full vesting of all of the executive’s equity awards with performance-based awards at the maximum value;
•continued participation in the Aerojet Rocketdyne Executive Physical Program for a period of 24 months following termination;
•payment of Consolidated Omnibus Budget Reconciliation Act ("COBRA") benefit premiums until the earlier of the 24-month anniversary of the termination date or when eligible for health insurance coverage through another employer; and
•outplacement services for a period of 12 months starting no later than 90 days from date of termination with a maximum value of $15,000.
Receipt of compensation and benefits under the Amended CIC Policy is contingent upon the executive’s timely execution of a release in a form prescribed by the Company.

Other
The Foundation matches all employee and Director gifts to accredited, non-profit colleges, universities, secondary and elementary public or private schools located in the United States. Gifts made are matched dollar for dollar up to $1,000 per calendar year per donor. The Foundation also matched employee and Director gifts made to non-profit organizations for COVID-19 relief dollar for dollar up to $250,000 from March 1, 2020 to February 28, 2021.
Compensation of the Executive Chairman
The Organization & Compensation Committee consulted with Korn Ferry regarding Mr. Lichtenstein’s 2021 compensation package. Korn Ferry considered his role as Executive Chairman and market data of companies of similar size and recommended a compensation package of $3,900,000. On December 19, 2020, the Board, upon the recommendation of the Organization & Compensation Committee, determined with the support of Korn Ferry that the cash compensation paid in lieu of any long-term incentive compensation for 2021 for Mr. Lichtenstein’s continued service as our Executive Chairman was reasonable.
In order to mitigate the impact of Section 280G of the Code in consideration of the merger with Lockheed Martin, in December 2020 the Organization & Compensation Committee approved the following payments and benefits for Mr. Lichtenstein:
(i)Accelerated vesting of that portion of any outstanding, time-based stock option or SARs held by Mr. Lichtenstein that were otherwise scheduled to vest based solely upon continued employment in the calendar year 2021 and 2022 and;
(ii)A cash award in the amount of $3,900,000, in lieu of any 2021 LTIP award.
A pro-rata portion of the cash award will be subject to recoupment by the Company in the event his employment with the Company terminates due to (1) resignation for any reason or (2) termination by the Company for cause (as defined in the Amended CIC Policy) prior to December 22, 2023, (based on the number of days elapsed prior to such date of termination), which recoupment obligation will lapse upon a change in control of the Company (within the meaning of the Company’s 2019 Incentive Plan).
Administration of the Executive Compensation Program
The Organization & Compensation Committee determines most matters of executive compensation and benefits, although the committee has delegated to the CEO and President the authority to establish base salaries and annual incentive compensation of the officers of the Company other than herself, the Executive Chairman and the other executive officers. Our CEO and President; our Executive Chairman; our CFO; and our Chief Human Resources Officer ("CHRO") provided input to the Organization & Compensation Committee with respect to the 2021 compensation program. The Organization & Compensation Committee reviews and approves the total compensation for the Executive Chairman, the CEO and President and the other NEOs.
In assessing competitive overall compensation, the Organization & Compensation Committee engages an independent outside consulting firm to aid in the review and evaluation of the total compensation provided to the NEOs. Since 2010, the Company has retained Korn Ferry (formerly "Korn Ferry Hay Group") to review the design of the Company’s annual and long-term incentive programs and to assist in developing an executive compensation structure that corresponds to the Company’s internal job hierarchy and is aligned with external market practices. In performing its duties, Korn Ferry worked with senior management and the Chairman of the Organization & Compensation Committee to understand the Company’s business strategy, the competitive market for talent and the accountabilities of the executives and perceptions of the Company’s current compensation programs. Korn Ferry was also instructed to develop an executive compensation comparator group of publicly traded companies in the aerospace and defense industry. Based on the information presented by Korn Ferry and input from our CEO and President; our Executive Chairman; our CFO; and our CHRO, the Organization & Compensation Committee exercised its business judgment in setting base NEO pay levels.
Independent Executive Compensation Consultant’s Role
The Organization & Compensation Committee retains Korn Ferry to provide objective analysis, advice and information to each of them, including competitive market data and compensation recommendations related to the CEO and President, the Executive Chairman, other senior executives and the Board. Korn Ferry served as the independent executive compensation consultant to the Organization & Compensation Committee during 2021 and worked with management to support this role. The executive compensation consultant reports to the Chairman of the Organization & Compensation Committee and the CHRO, and has direct access to the other members of the Organization & Compensation Committee as well as senior management. The fees incurred in 2021 for compensation services provided by Korn Ferry to management and the Organization & Compensation Committee related to executive and Director compensation totaled $136,813. Additionally Korn Ferry provides other services to the Company at the request of management consisting of executive coaching and a leadership development tool totaling $41,930. The total fees incurred for the services provided by Korn Ferry to the Company in 2021 were $178,743.
The Organization & Compensation Committee believes Korn Ferry’s other work for the Company, consisting of executive coaching and providing a leadership development tool, did not raise a conflict of interest and did not impair Korn Ferry’s ability to provide independent advice to the Organization & Compensation Committee concerning executive compensation matters.
In making the overall determination of the independence of Korn Ferry and their lead advisor to the Organization & Compensation Committee, the Organization & Compensation Committee considered, among other things, the factors on independence adopted in final SEC rules and approved in NYSE listing standards.

The decisions made by the Organization & Compensation Committee are the responsibility of the Organization & Compensation Committee and may reflect factors and considerations other than the information and recommendations provided by Korn Ferry.
Consideration of Competitive Market Data Regarding Executive Compensation
The Organization & Compensation Committee and the CEO and President used the results of the compensation study completed by Korn Ferry to determine pay for 2021. The Organization & Compensation Committee philosophy generally sets base salaries, target annual cash incentive levels and target annual long-term incentive award values for the NEOs at or below the 50th percentile of competitive market levels for comparable aerospace and defense companies. Adjustments are made to account for the executives’ experience, breadth of responsibilities, tenure in the position, individual performance and the Company’s performance overall.
The study conducted by Korn Ferry compared the Company’s executives’ total compensation against that of a comparator group of similarly sized U.S. aerospace and defense industry companies as well as broader general industry comparators found in Korn Ferry’s Executive Compensation Survey. In selecting the comparator group, Korn Ferry and the Company considered publicly traded US companies in the aerospace and defense industry, which primarily provide products, with revenues of approximately one-half to two times the Company’s revenues. The comparator group is used to assess both target and actual compensation levels of the Company’s NEOs with those of the comparator group companies.

The table below shows information for the comparator group used for benchmarking for 2021 compensation:

	(Dollars in millions)
	Fiscal 2020 Sales	Fiscal 2020 Net Income (Loss)	Market Capitalization on 12/31/2020
Company
Aerojet Rocketdyne Holdings, Inc.	$2,073	$138	$3,692

AAR Corp.	2,072	4	1,278
Barnes Group Inc.	1,124	63	2,524
BWX Technologies	2,124	279	5,662
Crane Co.	2,937	181	4,416
Curtiss Wright Corp.	2,391	201	4,736
Heico Corp.	1,787	336	17,870
Hexcel Corp.	1,502	33	4,049
Kaman Corp.	784	(70)	1,556
Kratos Defense & Security Solutions	748	80	3,387
MOOG Inc.	2,885	9	2,499
Mercury Systems, Inc.	797	86	4,932
Teledyne Technologies Incorporated.	3,086	402	14,457
Triumph Group Inc.	2,900	(28)	691
Woodward Inc.	2,496	240	7,608

Policies
Executive Stock Ownership Guidelines
In order to maintain a desired level of alignment between stockholders and the Company’s executives, the Organization & Compensation Committee requires the executive officers to adhere to equity ownership guidelines. Under these guidelines, each executive officer must own equity in the Company equal or greater in aggregate market value than a designated multiple of each officer’s annual salary.
The multiples are as follows:
•Executive Chairman and CEO and President – six times CEO base salary;
•CFO, COO and General Counsel – three times base salary;
•Senior VPs – two times base salary;
•and all other VPs subject to the guidelines – one time base salary.
In calculating the amount of equity owned by an executive, the Organization & Compensation Committee looks at the value of Company stock owned by the executive which includes vested or unvested restricted stock and RSUs as well as unvested performance-based restricted shares and RSUs expected to vest based on intermediate performance, and the value of any vested "in the money" stock options or SARs (i.e. market value of stock in excess of the strike price for the stock option or

SAR.) Newly appointed executives are expected to be in compliance with the ownership guidelines within five years of their appointments. Each executive is required to retain 50% of his or her net shares obtained through vesting of shares or exercising stock options until the executive is in compliance with the established guidelines. Executives must remain in compliance with the established guidelines after any sale of shares of the Company’s Common Stock.
As of December 31, 2021, all of the NEOs held equity in the Company greater in market value than required by the guidelines in place at that time. The Organization & Compensation Committee routinely reviews the guidelines and considers adjustments when appropriate. The following table shows the status of equity ownership for each current NEO as of December 31, 2021.

Name	Value of Equity Ownership Guideline	Value of Equity Ownership*	Date of Appointment	Years as an Officer
Warren G. Lichtenstein	$5,850,000	$44,454,011	06/24/2016	5.5
Eileen P. Drake	5,850,000	28,621,548	03/02/2015	6.8
Amy G. Gowder	1,467,750	3,351,747	05/04/2020	1.7
Daniel L. Boehle	1,467,750	2,204,175	08/05/2020	1.4
John D. Schumacher	864,030	6,916,244	04/29/2013	8.7
Arjun L. Kampani	1,291,881	5,207,177	04/11/2016	5.7

* Value is based on the stock price on December 31, 2021, of $46.76.
Transactions in Company Securities
The Company’s insider trading policy prohibits Directors, officers and other employees from engaging in certain short-term or speculative transactions involving the securities of the Company. Pursuant to the policy, Directors, officers and employees may not engage in short sales of the Company’s stock nor buy or sell puts, future contracts, or other forms of derivative securities relating to the Company’s securities.
Clawbacks
Both the 2021 annual incentive program, under which annual cash incentives are paid, and the 2019 and 2018 Incentive Plans include provisions for seeking the return (clawback) from participants of incentive cash payments and stock sale proceeds in the event that those amounts had been inflated due to financial results that later had to be restated. In addition, both plans provide that the Organization & Compensation Committee must first determine that the applicable participant engaged in misconduct related to the misstatement.
Impact of Accounting Guidance for Stock-Based Compensation
The accounting standards applicable to stock-based compensation are one factor that the Company and the Organization & Compensation Committee consider in the equity vehicle mix of its long-term equity incentive programs. Other equity vehicle selection considerations include link to performance, degree of inherent upside leverage and downside risk, impact on burn rate and overhang, and the amount of attraction, retention and motivation provided to our executives and other key talent by each vehicle. The Company maintains a reasonable stock-based compensation expense level but is unconstrained by rigid limitations if business considerations dictate more liberal expense levels.
Tax Deductibility under Section 162(m)
Section 162(m) of the Code limits the amount of compensation that may be deducted by the Company for federal income tax purposes to $1,000,000 for compensation paid to our CEO and President, our CFO, and our other three most highly compensated executive officers that must be reported to stockholders under the Exchange Act (referred to as "covered employees"). While the Organization & Compensation Committee prefers compensation paid to our NEOs to be tax deductible under the Code, the Organization & Compensation Committee also recognizes the need to retain flexibility to make compensation decisions that may not meet the limitations of Section 162(m) when it determines it is necessary or appropriate to enable the Company to continue to attract, retain, reward and motivate its highly qualified executives. Therefore, we reserve the right to design programs that recognize a full range of performance criteria important to our success, even where the compensation paid under such programs may not be deductible.
Limited Government Reimbursement of Compensation
As a government contractor, the Company is subject to the Federal Acquisition Regulation, which limits the reimbursement of costs by our government customers for senior executive compensation to a benchmark compensation cap established each year. The cap applies to all employees of the Company. Any amounts over the cap are considered unallowable and, therefore, not billed to the government.

Say on Pay
In accordance with the Dodd-Frank Wall Street Reform and Consumer Protection Act, the Company provides our stockholders with the opportunity to cast an advisory vote regarding the compensation of our NEOs. At the Annual Meeting of Stockholders of Aerojet Rocketdyne Holdings, Inc. held on May 5, 2021, 97% of the votes cast (excluding those who abstained or were broker non-votes) were in favor of the Company’s executive compensation program as described in that year’s annual Proxy Statement. After considering the outcome of this advisory vote and other relevant facts and circumstances relating to the Company’s executive pay, the Organization & Compensation Committee determined not to make any changes to our executive compensation policies as a result of the vote.

Executive Compensation Tables
2021 SUMMARY COMPENSATION TABLE
The following table sets forth information regarding compensation for each of the Named Executive Officers for years 2021, 2020 and 2019.

Name and Principal Position	Year	Salary(1)	Bonus		Stock Awards(2)		Options/SARs Awards(2)	Non-Equity Incentive Plan Compensation(3)	All Other Compensation(4)	Total
Warren G. Lichtenstein	2021	$—	$—		$—		$—	$—	$—	$—
Executive Chairman	2020	—	3,900,000	(5)	3,519,646				1,000	7,420,646
	2019	—	—		1,831,136		3,926,600	—	—	5,757,736

Eileen P. Drake	2021	970,258	—		3,685,461	(6)	—	1,866,150	13,050	6,534,919
Chief Executive Officer and President	2020	922,916	—		7,089,989		—	1,614,136	12,825	9,639,866
	2019	861,808	—		4,103,870		747,133	1,534,129	12,600	7,259,540

Amy L. Gowder(10)	2021	488,611	—		2,005,833	(7)	—	638,471	48,165	3,181,080
Former Chief Operating Officer	2020	317,885	—		1,649,945		—	609,988	84,303	2,662,121

Daniel L. Boehle(11)	2021	488,611	—		1,027,368	(8)	—	638,471	13,010	2,167,460
Chief Financial Officer	2020	393,891	—		1,449,392		—	425,380	12,825	2,281,488

John D. Schumacher	2021	431,451	—		1,044,937	(9)	—	488,609	13,050	1,978,047
Senior Vice President, Washington Operations	2020	436,066	—		494,858		—	474,718	12,825	1,418,467
	2019	395,856	—		343,185		114,398	468,767	12,600	1,334,806

Arjun L. Kampani(12)	2021	429,353	—		1,041,595	(10)	—	487,039	13,574	1,971,561
Former Senior Vice President, General Counsel and Secretary	2020	412,249	250,000		488,535		—	468,643	12,825	1,632,252
	2019	383,693	—		342,439		114,155	445,468	12,600	1,298,355
(1)This column reflects the dollar amounts of base salary earned in each listed period.
(2)These columns represent the aggregate grant date fair value of awards granted in each of the periods presented. The grant date fair value of stock awards is computed in accordance with GAAP excluding the effect of estimated forfeitures. The grant date fair value for service-based and performance-based stock awards is equal to the closing price of our stock on the date of grant times the number of shares awarded adjusted for the probable outcome of achieving performance metrics for performance-based awards. The grant date fair value of Mr. Lichtenstein’s stock price performance-based stock award was estimated using a Monte Carlo simulation given that this award contains market-based vesting conditions. The grant date fair value of stock options and SARs was estimated using the Black-Scholes Model. A discussion of the assumptions used in calculating these values may be found in Note 9(e) in the audited financial statements in the Original Form 10-K. A description of these awards can be found under the section entitled Long-Term Equity Incentive Awards.
(3)This column reflects annual cash incentive compensation, which is based on performance in each listed period. This annual incentive compensation is discussed further under the section entitled Short-term Annual Cash Incentive Awards.

(4)This column includes the following for 2021:

Name	Company Matching Contribution to 401(k) Plan	Company Matching Contribution to Benefits Restoration Plan- Savings Plan	Matching Gift by the Aerojet Rocketdyne Foundation	Perquisites And Other Personal Benefits	Total
Warren G. Lichtenstein	$—	$—	$—	$—	$—
Eileen P. Drake	13,050	—	—	—	13,050
Amy L. Gowder	13,050	35,115	—	—	48,165
Daniel L. Boehle	13,010	—	—	—	13,010
John D. Schumacher	13,050	—	—	—	13,050
Arjun L. Kampani	12,574	—	1,000	—	13,574

(5)A cash bonus award was paid to Mr. Lichtenstein in 2020 in lieu of a 2021 LTIP award. If Mr. Lichtenstein’s employment with the Company terminates prior to December 22, 2021 due to his resignation for any reason or a termination of his employment by the Company for cause, a pro-rata portion of this cash award will be subject to recoupment by the Company. This recoupment obligation will lapse upon a change in control of the Company.
(6)Ms. Drake’s stock awards compensation consists of $921,342 for service-based restricted stock grants and $2,764,119 for performance-based restricted stock grants. The grant date fair value of the performance-based restricted stock grants at the maximum vesting of 200% would be $5,528,239.
(7)Ms. Gowder’s stock awards compensation consists of $501,420 for service-based restricted stock grants and $1,504,413 for a performance-based restricted stock grant. The grant date fair value of the performance-based restricted stock grant at the maximum vesting of 200% would be $3,008,825.
(8)Mr. Boehle’s stock awards compensation consists of $256,830 for service-based restricted stock grants and $770,538 for performance-based restricted stock grants. The grant date fair value of the performance-based restricted stock grants at the maximum vesting of 200% would be $1,541,075. On December 21, 2021, Mr. Boehle received grants of 5,489 service-based awards and 32,936 performance-based awards that were subject to an election made pursuant to Section 83(b) of the Code. Accordingly 774 service-based shares and 2,324 performance-based shares were relinquished to pay withholding taxes on 25% of the award.
(9)Schumacher’s stock awards compensation consists of $261,198 for a service-based restricted stock grant and $783,739 for a performance-based restricted stock grant. The grant date fair value of the performance-based restricted stock grant at the maximum vesting of 200% would be $1,567,479.
(10)Mr. Kampani’s stock awards compensation consists of $260,363 for a service-based restricted stock grant and $781,232 for a performance-based restricted stock grant. The grant date fair value of the performance-based restricted stock grant at the maximum vesting of 200% would be $1,562,465.
(11)Ms. Gowder resigned as Chief Operating Officer effective April 29, 2022. Her employment with the Company began on May 4, 2020.
(12)Mr. Boehle was appointed Chief Financial Officer on August 5, 2020.
(13)Mr. Kampani resigned as General Counsel, Secretary and Senior Vice President, effective April 8, 2022.

2021 GRANTS OF PLAN-BASED AWARDS
The following table provides information for each of the NEOs for 2021 annual and long-term incentive award opportunities, including the range of possible payments under equity and non-equity incentive plans.

Name	Grant Date	Estimated Possible Payouts Under Non-Equity Incentive Plan Awards ($) (1)			Estimated Future Payouts Under Equity Incentive Plan Awards (#) (7)			Other Stock Awards: Number of Shares of Stock or Units (#) (7)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Options/SARs ($/Sh)	Grant Date Fair Value of Stock and Option/SARs Awards ($)
		Threshold (2)	Target	Maximum	Threshold	Target	Maximum
Eileen P. Drake
Annual Incentive Award		$—	$1,072,500	$2,145,000
Restricted Stock Units	12/21/2021				29,538	59,075	118,150				$2,764,119	(3)
Restricted Stock Units	12/21/2021							19,691			921,342	(4)

Amy L. Gowder
Annual Incentive Award		—	366,938	733,875
Restricted Stock Units	3/1/2021				7,081	14,162	28,324				733,875	(5)
Restricted Stock Units	3/1/2021							4,720			244,590	(6)
Restricted Stock Units	12/21/2021				8,234	16,468	32,936				770,538	(3)
Restricted Stock Units	12/21/2021							5,489			256,830	(4)

Daniel L. Boehle
Annual Incentive Award		—	366,938	733,875
Restricted Stock Awards	12/21/2021				8,234	16,468	32,936				770,538	(3)
Restricted Stock Awards	12/21/2021							5,489			256,830	(4)

John D. Schumacher
Annual Incentive Award		—	280,810	561,620
Restricted Stock Units	3/1/2021				3,689	7,378	14,756				382,328	(5)
Restricted Stock Units	3/1/2021							2,459			127,425	(6)
Restricted Stock Units	12/21/2021				4,290	8,579	17,158				401,411	(3)
Restricted Stock Units	12/21/2021							2,859			133,773	(4)

Arjun L. Kampani
Annual Incentive Award		—	279,908	559,815
Restricted Stock Units	3/1/2021				3,677	7,354	14,708				381,084	(5)
Restricted Stock Units	3/1/2021							2,451			127,011	(6)
Restricted Stock Units	12/21/2021				4,276	8,552	17,104				400,148	(3)
Restricted Stock Units	12/21/2021							2,850			133,352	(4)

(1)Reflects the possible payout amounts of non-equity incentive plan awards that could have been earned in 2021. See the 2021 Summary Compensation Table for the amounts actually earned in 2021 and paid out in December 2021 and trued-up in the first quarter of 2022.
(2)If all financial metrics are not met at the threshold level, no portion of the annual incentive award will be earned.
(3)Vesting of this performance-based RSU grant (RSA for Mr. Boehle) is based on adjusted EBITDAP and ROIC performance metrics for a three-year performance period ending on the last day of 2024. The grant date fair value at the maximum of 200% vesting would be $5,528,239 for Ms. Drake, $1,541,075 for Ms. Gowder, $1,541,075 for Mr. Boehle, $802,823 for Mr. Schumacher, and $800,296 for Mr. Kampani.
(4)These awards vest in one-third increments on February 28th of each year, becoming fully vested in 2025.
(5)Vesting of this performance-based RSU grant is based on adjusted EBITDAP and ROIC performance metrics for a three-year performance period ending on the last day of 2023. The grant date fair value at the maximum of 200% vesting would be $1,467,750 for Ms. Gowder, $764,656 for Mr. Schumacher, and $762,169 for Mr. Kampani.
(6)These awards vest in one-third increments on March 1st of each year, becoming fully vested in 2024.
(7)These awards will accrue dividend equivalents (if any are made) with respect to dividends, subject to the same vesting requirements as the respective award, that would otherwise be paid on the shares of Common Stock underlying such awards during the period from the grant date to the date such shares of Common Stock are delivered.

OUTSTANDING EQUITY AWARDS AT 2021 YEAR END
The following table provides information for each of the NEOs regarding outstanding stock options, SARs and stock awards held by the officers as of December 31, 2021.

Name	Option/SARs Awards					Stock Awards
	Number of Securities Underlying Unexercised Options/SARs (#) Exercisable	Number of Securities Underlying Unexercised Options/SARs (#) Unexercisable		Option/ SARs Exercise Price ($)	Option/ SARs Expiration Date	Service-Based Equity Awards			Equity Incentive Plan Awards
						Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)(1)	Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)		Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(1)
Warren G. Lichtenstein
Restricted Stock Units						—		$—	71,240	(2)	$3,331,182
Restricted Stock Awards						16,386	(3)	766,209	—		—
Restricted Stock Units						11,606	(4)	542,697	—		—
SARs	200,000	—		$32.25	02/28/2026

Eileen P. Drake
Restricted Stock Units						—		—	118,150	(5)	5,524,694
Restricted Stock Awards						—		—	43,427	(6)	2,030,647
Restricted Stock Units						—		—	95,444	(7)	4,462,961
Restricted Stock Awards						—		—	80,228	(8)	3,751,461
Restricted Stock Awards						—		—	12,500	(9)	584,500
Restricted Stock Awards						—		—	20,000	(10)	935,200
Restricted Stock Units						19,691	(11)	920,751	—		—
Restricted Stock Awards						7,237	(12)	338,402	—		—
Restricted Stock Units						5,303	(13)	247,968	—		—
SARs	58,420	—		32.25	02/28/2026
SARs	46,768	—		22.25	02/27/2025
SARs	53,028	—		17.35	05/01/2024
SARs	13,189	—		10.98	04/05/2023

Amy L. Gowder
Restricted Stock Units									32,936	(5)	1,540,087
Restricted Stock Units									28,324	(6)	1,324,430
Restricted Stock Units						—		—	23,739	(7)	1,110,036
Restricted Stock Units						5,489	(11)	256,666	—		—

Daniel L. Boehle
Restricted Stock Awards						—		—	30,612	(5)	1,431,417
Restricted Stock Awards						—		—	12,106	(6)	566,077
Restricted Stock Awards						—		—	539	(8)	25,204
Restricted Stock Awards						4,715	(11)	220,473	—		—
Restricted Stock Awards						2,017	(12)	94,315	—		—

John D. Schumacher
Restricted Stock Units						—		—	17,158	(5)	802,308
Restricted Stock Units						—		—	14,756	(6)	689,991
Restricted Stock Units						—		—	14,558	(7)	680,732
Restricted Stock Awards						—		—	12,284	(8)	574,400
Restricted Stock Units						2,859	(11)	133,687	—		—
Restricted Stock Units						2,459	(12)	114,983	—		—
Restricted Stock Units						1,618	(13)	75,658	—		—
Restricted Stock Awards						1,024	(14)	47,882	—		—
Stock Options	11,610	—		18.06	03/30/2022
SARs	—	8,945	(15)	32.25	02/28/2026
SARs	10,569	—		22.25	02/27/2025
SARs	12,813	—		17.35	05/01/2024
SARs	16,476	—		10.98	04/05/2023

Arjun L. Kampani
Restricted Stock Units						—		—	17,104	(5)	799,783
Restricted Stock Units						—		—	14,708	(6)	687,746
Restricted Stock Units						—		—	14,372	(7)	672,035
Restricted Stock Awards						—		—	12,258	(8)	573,184
Restricted Stock Units						2,850	(11)	133,266	—		—
Restricted Stock Units						2,451	(12)	114,609	—		—
Restricted Stock Units						1,597	(13)	74,676	—		—
Restricted Stock Awards						1,022	(14)	47,789	—		—
SARs	—	8,926	(15)	32.25	02/28/2026
SARs	10,251	—		22.25	02/27/2025
SARs	12,310	—		17.35	05/01/2024

(1)The market value was calculated by multiplying the number of shares by the closing market price of the Company’s Common Stock of $46.76 on December 31, 2021.

(2)Vesting of this stock price performance-based restricted stock grant is as follows: 1/3 upon attainment of a share price of $57.80; an additional 1/3 upon attainment of a share price of $62.83; and the final 1/3 upon the attainment of a share price of $67.85; with each such vesting to occur no later than March 3, 2023.
(3)This award vested in one-third increments on February 28th of 2020, 2021, and 2022.
(4)This award vested in one-third increments on March 3rd of 2021 and 2022, and will become fully vested in 2023.
(5)The vesting date for these performance-based restricted stock awards is on or about February 28, 2025, subject to approval by the Organization & Compensation Committee. These awards will only vest if performance targets are met through December 31, 2024. Mr. Boehle’s award was granted net of 2,324 shares relinquished to pay withholding taxes payable in connection with an election made pursuant to Section 83(b) of the Code.
(6)The vesting date for these performance-based restricted stock awards is on or about February 28, 2024, subject to approval by the Organization & Compensation Committee. These awards will only vest if performance targets are met through December 31, 2023. These awards were granted net of 56,287 shares for Ms. Drake and 15,692 shares for Mr. Boehle relinquished to pay withholding taxes payable in connection with an election made pursuant to Section 83(b) of the Code. In December 2021, 33.33% of Ms. Gowder’s award and 100% of Mr. Boehle’s award vested at a maximum performance of 200% with the remaining amount earned to vest in 2024 based on actual level of achievement to be certified by the Organization & Compensation Committee.
(7)The vesting date for these performance-based restricted stock awards is on or about February 28, 2023, subject to approval by the Organization & Compensation Committee. These awards will only vest if performance targets are met through December 31, 2022.
(8)The vesting date for these performance-based restricted stock awards was February 16, 2022. Performance targets were met through December 31, 2021, resulting in grants vesting at 181.5%. In December 2021, 175% of Mr. Boehle’s award vested and the remaining amount earned vested on February 16, 2022.
(9)These shares will vest when the individual performance goals are met, if met before February 28, 2022.
(10)These shares will vest when the individual performance goals are met, if met before May 18, 2022.
(11)These awards vest in one-third increments on February 28th of each year, becoming fully vested in 2025.
(12)These awards vest in one-third increments on March 1st of each year, becoming fully vested in 2024. These awards were granted net of 9,382 shares for Ms. Drake and 2,616 shares for Mr. Boehle relinquished to pay withholding taxes payable in connection with an election made pursuant to Section 83(b) of the Code.
(13)These awards vest in one-third increments on March 2nd of each year, becoming fully vested in 2023.
(14)These awards vested in one-third increments on February 28th of 2020, 2021, and 2022.
(15)The vesting date for these service-based SARs awards is February 28, 2022.

2021 OPTION/SAR EXERCISES AND STOCK VESTED
The following table provides information for each of the NEOs regarding stock option and SARs exercises and stock award vestings during 2021.

Name	Option/SARs Awards		Stock Awards
	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)(1)	Value Realized on Vesting ($)(2)
Warren G. Lichtenstein	—	$—	22,189	$1,140,938
Eileen P. Drake	—	—	9,945	515,350
Amy L. Gowder	—	—	18,565	868,656
Daniel L. Boehle	—	—	16,577	780,321
John D. Schumacher	—	—	2,248	116,491
Arjun L. Kampani	—	—	2,180	112,968
(1)The amounts reported in this column reflect RSAs and RSUs that vested during 2021.
(2)The value realized on vesting is calculated by multiplying the number of shares vested by the closing market price of the Company’s Common Stock on the vesting date.

2021 Pension Benefits
The Company’s pension plans are frozen and no longer accruing benefits. Effective February 1, 2009, and July 31, 2009, future benefit accruals for all non-collective bargaining-unit employees, including the NEOs and collective bargaining-unit employees respectively, were discontinued. Also, effective November 30, 2014, and December 31, 2014, the Company discontinued benefit accruals for certain Rocketdyne bargaining-unit employees. The remaining Rocketdyne bargaining-unit employees benefit accruals were discontinued effective April 1, 2016. No employees lost their previously earned pension benefits.
Qualified Pension Plan
The Qualified Pension Plan is a tax-qualified defined benefit plan covering substantially all collective bargaining-unit and non-collective bargaining-unit employees hired before the freeze date. In general, normal retirement age is 65, with certain plan provisions allowing for earlier retirement. Before the freeze date, pension benefits were calculated under formulas based on compensation and length of service for salaried employees and under negotiated non-wage based formulas for bargaining-unit and hourly employees. Participants will receive the highest benefit calculated under any of the formulas for which they were eligible to participate through the freeze date.
Pension BRP Plan
Total pension benefits for certain highly compensated employees were determined under a combination of the Pension BRP Plan, which is a non-qualified plan, and the Qualified Pension Plan. As set forth above, the Qualified Pension Plan provides pension benefits for employees, the amount of which is limited under Section 401(a)(17) or 415 of the Code (or any successor provisions). The Pension BRP Plan restored the pension plan benefits which executives and their beneficiaries would otherwise lose as a result of the limitations under Section 401(a)(17) or 415 of the Code (or any successor provisions). Eligibility to participate in the Pension BRP Plan was designated by the Organization & Compensation Committee.
The following table provides information regarding the actuarial present values of accumulated benefits under the Qualified Pension Plan and the Pension BRP Plan for Mr. Schumacher, who was the only NEO eligible for pension benefits prior to the freeze date of the plans as of December 31, 2021. The remaining NEOs are not participants in either of the pension plans as their employment with the Company commenced after the freeze date.

Name	Plan Name	Number of Years Credited Service (#)(1)	Present Value of Accumulated Benefit ($)(2)	Payments During 2021 ($)
John D. Schumacher(3)	Qualified Pension Plan	2.58	$193,931	$—
	2009 Pension BRP Plan	2.58	9,256	—
(1)Credited service under the Qualified Pension Plan and the Pension BRP Plan is determined for all participants in accordance with such plans and is through February 1, 2009, the freeze date for these plans in which the Company discontinued future benefit accruals for all non-collective bargaining-unit employees, including the NEOs. This number is being presented unrounded.
(2)The amounts reported in this column were calculated based on the accrued benefit as of February 1, 2009, the date benefit accruals were frozen for non-collective bargaining-unit employees. Present values were calculated assuming no pre-retirement mortality or termination. The values under the Qualified Pension Plan and the Pension BRP Plan are the actuarial present values as of December 31, 2021, of the benefits earned as of the freeze date and payable at the earliest age eligible for unreduced benefits for the Qualified Pension Plan (the earlier of age 65, or age 62 with 10 years of service) and the current benefit election date on record for the Pension BRP Plan.
The discount rate assumption is 2.90% for the Qualified Pension Plan and 2.89% for the Pension BRP Plan. The mortality assumption of the two pension plans is Pri-2012 with no collar adjustments projected forward generationally using a customized Scale MP-2021 Q2. The assumptions reflected in this footnote are the same as the ones used for the Qualified Pension Plan and the Pension BRP Plan for financial reporting purposes with the exception of assumed retirement age and the absence of pre-retirement mortality and termination assumptions.
(3)Mr. Schumacher’s pension benefits were earned from his previous employment with the Company beginning June 12, 2006, through the pension freeze date for non-collective bargaining-unit employees of February 1, 2009. He has not accrued any additional benefit for his current employment with the Company that began on April 29, 2013.

2021 Non-Qualified Deferred Compensation
Benefits Restoration Plan — 401(k) BRP Plan
The 401(k) BRP Plan is a non-qualified, unfunded savings plan designed to enable participants to defer their compensation on a pre-tax basis. Under the 401(k) BRP Plan, a select group of employees approved by the VP, CHRO, elect to defer compensation earned in the current year such as salary and certain other incentive compensation that would otherwise be paid in the current year. Effective January 1, 2009, obligations with respect to benefits that were earned or vested under the prior

401(k) BRP Plan after December 31, 2004, and were related to the restoration of 401(k) benefits which such employees and their beneficiaries would otherwise have lost as a result of Code limitations upon accrual and/or payment of benefits from the 401(k) Savings Plan, along with all associated earnings, were transferred to, and will be maintained under and paid from the 401(k) BRP Plan. Accordingly, only benefits that are exempt from Section 409A of the Code will be maintained under and paid from the prior 401(k) BRP plan in accordance with the terms of the prior 401(k) BRP plan.
The Company may match 401(k) BRP Plan employee contributions to the extent that after the end of any plan year, any additional Company matching contributions that would have been made on the participant’s behalf under the Savings Plan during the plan year if: (i) the compensation deferral percentage elected under the 401(k) BRP Plan for the plan year had been applied under the Savings Plan; and (ii) the participant’s contributions under the Savings Plan were not limited by the Code limitations applicable to the Savings Plan. Participants indicate how they wish their deferred compensation and the Company matching contributions to be notionally invested among the same investment options available through the 401(k) Savings Plan. Non-qualified benefits may be paid out of either the grantor trust (pre-funded) or the Company’s general assets.
Only Ms. Gowder and Mr. Schumacher have elected to participate in the 401(k) BRP Plan in 2021. The following table provides information for Ms. Gowder and Mr. Schumacher regarding aggregate officer and Company contributions and aggregate earnings for 2021 and year-end account balances under the 401(k) BRP Plan.

Name	Executive Contributions in the Period ($)(1)	Company Contributions in the Period ($)(2)	Aggregate Earnings in the Period ($)(3)	Aggregate Withdrawals/Distributions in the Period ($)	Aggregate Balance at the End of the Period ($)
Amy L. Gowder	$217,322	$35,115	$13,651	$—	$266,088
John D. Schumacher(4)	—	—	31,382	—	195,658
(1)This column reflects compensation earned in 2021 and deferred under the 401(k) BRP Plan. These amounts are also included in the "Salary" column in the 2021 Summary Compensation Table.
(2)This column reflects company matches under the 401(k) BRP Plan earned in 2021. These amounts are also included in the "All Other Compensation" column in the 2021 Summary Compensation Table.
(3)This column reflects interest credited on account holdings and the change in value of other investment holdings during 2021.
(4)The majority of Mr. Schumacher’s balance was reported in the Summary Compensation Table in the years it was earned with the exception of what was earned in 2016 as he was not an NEO that year with $83,995 in executive contributions and $27,708 in Company contribution in 2015 through 2020 and the remainder of the balance represents aggregate earnings from 2015 to 2021.

Employment Agreement and Plan Provisions
Eileen P. Drake Employment Agreement
On March 4, 2020, the Company entered into a second amended and restated employment agreement (the "Second Amended Agreement") with Ms. Drake, which supersedes her prior agreement dated March 13, 2018, pursuant to which Ms. Drake agreed to continue to serve as the Company’s CEO and President. The agreement provided for an initial one-year term, which was and will be automatically extended, upon the same terms and conditions, for successive one-year periods unless either party, at least 60 days prior to the expiration of the then-current term, gives written notice to the other of its intention not to renew such employment. The agreement provided that Ms. Drake receive an annual base salary increase from $825,000 to $927,000 with such base salary increase effective March 6, 2020. Additionally, the agreement provides to Ms. Drake, among other things, (i) an annual bonus based on a target opportunity pursuant to the Company’s Annual Incentive Plan which shall be adopted annually by the Board (currently at 100% of annual base salary); and (ii) annual equity awards based on a target opportunity of 350% (increased from 345.5%) pursuant to the terms of the 2019 Incentive Plan. Effective March 6, 2021, Ms. Drake received a base salary increase from $927,000 to $975.000. Also in 2021, Ms. Drake’s annual bonus target opportunity increased from 100% to 110% of annual base salary and her annual equity awards target opportunity increased from 350% to 360% of annual base salary.
In the event that the Company terminates Ms. Drake’s employment for Cause or Ms. Drake resigns other than for Good Reason (as such terms are defined in the agreement), the Company’s obligations will generally be limited to (i) payment of her base salary accrued up to and including the date of termination or resignation, to be paid at termination, (ii) payment in lieu of any accrued but unused vacation time, in accordance with the Company’s vacation policy, (iii) payment of any unreimbursed expenses in accordance with the Company’s business reimbursement policy, and (iv) payments and benefits under any Company benefit plan, program or policy that Ms. Drake participated in during employment and paid pursuant to the terms of such plan, program and policy (the "Accrued Obligations").
If Ms. Drake’s employment is terminated at any time due to her Death or Disability (as such terms are defined in the agreement), Ms. Drake shall be entitled to receive the Accrued Obligations and severance payments and benefits equal to the following: (i) twelve (12) months of her base salary paid in installments; (ii) any bonuses earned and paid by the date of termination; (iii) to the extent unvested at the time of Ms. Drake’s termination of employment pursuant to the terms of the applicable grant agreements, immediate full vesting of all Ms. Drake’s equity awards under the Plans (at the maximum level of performance, if applicable); (iv) outplacement services provided by the Company-designated outplacement firm for a period of eighteen (18) months starting no later than ninety (90) days from the date of termination with a maximum value of $25,000; (v) in the case of Death, life insurance benefits paid in accordance with the terms of the policy and coverage in which Ms. Drake was enrolled before the date of Death; and (vi) in the case of termination due to Disability, the Company shall pay for the premiums associated with a six (6) month continuation, without any required contributions from Ms. Drake (but subject to all other plan and policy terms) in Ms. Drake’s Company-provided life insurance policy in which she is enrolled before the date of termination; and (vii) provided Ms. Drake timely elects and is eligible for COBRA coverage, the Company shall pay for the premiums associated with six (6) months of Ms. Drake’s continued participation, without any required contributions from Ms. Drake (but subject to all other plan terms, including co-payments and deductibles) in the Aerojet Rocketdyne Medical Plan, the Aerojet Rocketdyne Dental Plan and the Aerojet Rocketdyne Vision Plan (the "Benefit Plans") in which she is enrolled before the date of termination.
If Ms. Drake’s employment is terminated at the Company’s election at any time for reasons other than Cause, or by Ms. Drake for Good Reason (and not for Death or Disability or in connection with a change in control), then Ms. Drake shall be entitled to receive the Accrued Obligations and severance payments and benefits equal to the following: (i) twelve (12) months of her base salary paid in installments; (ii) to the extent unvested at the time of Ms. Drake’s termination of employment pursuant to the terms of the applicable grant agreements, immediate full vesting of all Ms. Drake’s equity awards under the Plans (at the maximum level of performance, if applicable); (iii) Ms. Drake will have the opportunity to continue to participate in the Company provided life insurance policy in which she is enrolled before the date of termination at an amount of 1x Base Salary for a period of twelve (12) months following the date of termination; (iv) provided Ms. Drake timely elects and is eligible for COBRA coverage, the Company shall pay for the premiums associated with eighteen (18) months of Ms. Drake’s continued participation, without any required contributions from Ms. Drake (but subject to all other plan terms, including co-payments and deductibles) in the Benefit Plans in which she is enrolled prior to the date of termination; and (v) outplacement services provided by the Company-designated outplacement firm for a period of eighteen (18) months starting no later than ninety (90) days from the date of termination with a maximum value of $25,000.
If Ms. Drake’s employment is terminated by the Company without cause, by Ms. Drake for good reason, or termination due to death or disability within the period commencing six months prior to (or, if earlier, following the signing of a definitive agreement that, if consummated, would result in a change in control) and ending twenty-four (24) months following a Change in Control (as defined in the Amended CIC Policy or, if more inclusive, such definition set forth in any successor or replacement equity compensation plan of the Company) then Ms. Drake shall be entitled to the following Change in Control payments and benefits: (i) the Accrued Obligations; (ii) annual target bonus for the pro-rated portion of the fiscal year prior to the Change in Control paid in a lump sum; (iii) a severance payment equal to three times the sum of (y) Ms. Drake’s base salary and (z) annual target bonus paid in a lump sum; (iv) to the extent unvested at the time of Ms. Drake’s termination of employment pursuant to the terms of the applicable grant agreements, immediate full vesting of all Ms. Drake’s equity awards under the Plans (at the maximum level of performance, if applicable); (v) Ms. Drake will have the opportunity to continue to participate in the Company provided life insurance policy in which she is enrolled before the date of termination at an amount of 1x Base Salary for a period of twelve (12) months following the date of termination; (vi) provided Ms. Drake timely elects and is eligible for COBRA coverage, the Company shall pay for the premiums associated with twenty-four (24) months of Ms. Drake’s continued participation, without any required contributions from Ms. Drake (but subject to all other plan terms, including co-payments and deductibles) in the Benefit Plans in which Ms. Drake is enrolled prior to the date of termination; (vii) the opportunity to continue to participate in the Aerojet Rocketdyne Executive Physical Program for a period of 24 months following termination; and (viii) outplacement services provided by the Company-designated outplacement firm for a period of eighteen (18) months starting no later than ninety (90) days from Ms. Drake’s date of termination with a maximum value of $25,000.
Termination Payments and Benefits
Indemnity Agreements
The Company has entered into indemnification agreements with each of its Directors and the NEOs pursuant to which the Company is required to defend and indemnify such individuals if or when they are party or threatened to be made a party to any action, suit, proceeding or claim, whether civil, criminal, administrative or investigative, by reason of the fact that such individual is or was a Director and/or NEO of the Company or any of its subsidiaries.
Potential Payments upon Termination of Employments or Change in Control
Termination Benefits for Eileen P. Drake
According to the employment agreement entered into between the Company and Ms. Drake, in the event that the Company terminates Ms. Drake’s employment for Cause or Ms. Drake resigns other than for Good Reason (as such terms are defined in the agreement), the Company’s obligations will generally be limited to the Accrued Obligations.
Descriptions of the payments and benefits provided on termination due to Death or Disability, without Cause, by Ms. Drake for Good Reason, and termination without Cause or by Ms. Drake for Good Reason in connection with a Change in Control, are provided under the section Employment Agreement and Plan Provisions – Eileen P. Drake Employment Agreement. Also see the section entitled Treatment of Equity Awards for additional information regarding equity award vesting.
Termination Benefits for Other Named Executive Officers
The Company does not have individual severance arrangements in place for the current NEOs with the exception of Ms. Drake. The Company has a policy for a reduction in force, pursuant to which Messrs. Boehle, Kampani, and Ms. Gowder, as well as all other employees of the Company, are eligible to participate. The policy provides for employees to continue participating in health, welfare and retirement benefit plans for a period of two months following a qualifying termination per the terms of the applicable plans and subject to all conditions thereof. Upon execution of a release, the employee is eligible to receive separation pay of five weeks’ pay plus one additional week’s pay for each full or partial year of service, with the maximum amount of separation pay being 30 weeks’ pay. In addition, with an executed release, the employee is eligible to continue participation in certain health and welfare benefits for a total period of six months (inclusive of the two months continued participation provided under the applicable plans).
The Company also has an executive CIC Policy, which was amended on March 5, 2020. The Amended CIC Policy provides certain executive officers of the Company who have been designated in writing by the Board, including all of the NEOs other than Mr. Lichtenstein and Ms. Drake, with compensation and benefits upon a termination of their employment by the Company without "cause” or by the executive for "good reason" (including due to an executive’s death or disability) within the six-month period preceding a "change in control" through the 24-month period following a "change in control" (each as defined in the Amended CIC Policy).
In the event of an applicable termination of employment, the executive shall be entitled to the following:
•lump sum payment equal to two times of the executive’s annual base salary;
•prorated portion of incentive compensation under the Company’s STIP to the "termination date" (as defined in the Amended CIC Policy) based on the greater of target or actual calculated performance through that date and full STIP payment for the prior year if unpaid as of the termination date, each based upon actual performance;
•lump sum payment equal to two times the target incentive compensation executive could have received under the STIP for the entire year in which the termination date occurs;
•to the extent unvested, immediate full vesting of all of the executive’s equity awards with Performance Shares at maximum value;
•continued participation in the Aerojet Rocketdyne Executive Physical Program for a period of 24 months following termination;
•payment of COBRA benefit premiums until the earlier of the 24-month anniversary of the termination date or when eligible for health insurance coverage through another employer; and
•outplacement services for a period of 12 months starting no later than 90 days from date of termination with a maximum value of $15,000.
Receipt of compensation and benefits under the Amended CIC Policy is contingent upon the executive’s timely execution of a release in a form prescribed by the Company.
Treatment of Equity Awards
Historically, equity awards made to employees, including the NEOs, generally provided for the immediate accelerated vesting of the award, including stock options, performance-based stock options at maximum vesting, SARs, service-based restricted stock and performance-based restricted stock at maximum vesting (regardless of whether or not the performance target is ultimately met) upon a change in control of the Company regardless of whether a termination occurs.
Beginning with 2021 LTIP awards, the treatment of equity upon a change in control is a "double trigger" benefit. Accelerated vesting is triggered only upon a qualifying termination of employment following the change in control as defined in the Amended CIC Policy.

Estimated Cost of Termination Benefits
The amounts of estimated incremental compensation and benefits payable to the NEOs assuming a qualifying termination of employment as of December 31, 2021, are shown in the following table.

Name	Termination Scenario	Cash Severance(1)	Equity Award Vesting(2)			Benefits Continuation	Outplacement Services	Total Severance
Warren G. Lichtenstein	Change in Control	$—	$4,640,088	(3)	(4)	$—	$—	$4,640,088
Eileen P. Drake	Not for Cause	975,000	18,796,585			13,588	25,000	19,810,173
	Death or Disability	975,000	18,796,585			4,715	25,000	19,801,300
	Change in Control	6,142,500	18,796,585	(3)		16,634	25,000	24,980,719
Amy L. Gowder	Change in Control	1,712,375	4,231,219	(3)		32,695	15,000	5,991,289
Daniel L. Boehle	Change in Control	1,712,375	2,337,486	(3)		32,695	15,000	4,097,556
John D. Schumacher	Change in Control	1,425,650	3,249,432	(3)		—	15,000	4,690,082
Arjun L. Kampani	Change in Control	1,421,069	3,232,603	(3)		45,324	15,000	4,713,996

(1)Cash Severance does not include the annual cash incentive award earned for 2021 as it is reported in the Non-Equity Incentive Plan Compensation column of the 2021 Summary Compensation Table.
(2)The values in this column were calculated by multiplying the number of shares by the closing market price of the Company’s Common Stock of $46.76 on December 31, 2021.
(3)For the 2021 LTIP awards, the calculated values assume a qualifying termination of employment following a change in control.
(4)Subject to the approval by the Board of Directors.
CEO Pay Ratio
2021 Pay Ratio Disclosure
For the identification process of our median employee, the Company used the entire population of employees as of December 31, 2019, excluding the CEO. Each employee’s gross earnings were used from the pay dates falling within January 1, 2019, through December 31, 2019, without annualization or other adjustment. There have been no material changes to the Company’s employee population or compensation arrangements from last year; therefore the same median employee from 2019 is being used for the 2021 Pay Ratio disclosure.
The compensation of the Company’s CEO and median employee as calculated per the terms of the Summary Compensation Table and the pay ratio of the two are as follows:

	Salary	Bonus	Stock Awards	Option/SARs Awards	Non-Equity Incentive Plan Compensation	All Other Compensation (1)	Total
Eileen P. Drake	$970,258	$—	$3,685,461	$—	$1,866,150	$13,050	$6,534,919
Median Employee	105,972	3,400	—	—	—	5,903	115,275
Pay ratio							57	to 1
(1) For All Other Compensation for Ms. Drake, see the 2021 Summary Compensation Table. All Other Compensation for the median employee consists of Company matching contributions to the 401(k) savings plan.
The SEC’s rules for identifying the median compensated employee and calculating the pay ratio based on that employee’s annual total compensation allow companies to adopt a variety of methodologies, to apply certain exclusions, and to make reasonable estimates and assumptions that reflect their employee populations and compensation practices. As a result, the pay ratio reported by other companies may not be comparable to the pay ratio reported above, as other companies have different employee populations and compensation practices and may utilize different methodologies, exclusions, estimates and assumptions in calculating their own pay ratios.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Security Ownership of Certain Beneficial Owners
The following table presents beneficial owners of more than 5% of the 80,468,304 shares of the Common Stock outstanding as of March 31, 2022, based on reports on Schedule 13D and Schedule 13G filed with the SEC on or prior to March 31, 2022.

Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class
BlackRock, Inc. 55 East 52nd Street, New York, NY 10055	12,286,067	(1)	15.3%
The Vanguard Group 100 Vanguard Blvd., Malvern, PA 19355	8,071,724	(2)	10.0%
GAMCO Investors, Inc. One Corporate Center, Rye, NY 10580	4,887,465	(3)	6.1%
Millennium Management LLC 399 Park Avenue, New York, NY 10022	4,323,063	(4)	5.4%
(1)BlackRock, Inc. reported sole voting power with respect to 12,177,139 shares and sole dispositive power with respect to 12,286,067 shares. The foregoing information is according to Amendment No. 12 to a Schedule 13G dated March 11, 2022, and filed with the SEC on March 11, 2022.
(2)The Vanguard Group reported sole voting power with respect to 0 shares, shared voting power with respect to 123,856 shares, sole dispositive power with respect to 7,889,612 shares, and shared dispositive power with respect to 182,112 shares. The foregoing information is according to Amendment No. 5 to a Schedule 13G dated February 9, 2022, and filed with the SEC on February 9, 2022.
(3)Includes shares beneficially owned by Mario J. Gabelli and various affiliated entities, including Gabelli Funds, LLC, GAMCO Asset Management Inc., Teton Advisors, Inc., GGCP, Inc., Gabelli & Company Investment Advisers, Inc., Gabelli Foundation, Inc., Associated Capital Group, Inc., MJG Associates, Inc. and GAMCO Investors, Inc. Gabelli Funds, LLC reported sole voting power and sole dispositive power with respect to 1,486,361 shares. GAMCO Asset Management Inc. reported sole voting power with respect to 2,457,131 shares and sole dispositive power with respect to 2,485,231 shares. Teton Advisors, Inc. reported sole voting power and sole dispositive power with respect to 534,000 shares. GGCP, Inc. reported sole voting power and sole dispositive power with respect to 11,000 shares. Gabelli & Company Investment Advisers, Inc. reported sole voting power and sole dispositive power with respect to 326,273 shares. MJG Associates, Inc. reported sole voting power and sole dispositive power with respect to 24,400 shares, Gabelli Foundation, Inc. reported sole voting power and sole dispositive power with respect to 5,500 shares. Associated Capital Group, Inc. reported sole voting power and sole dispositive power with respect to 11,000 shares. Mario J. Gabelli reported sole voting power and sole dispositive power with respect to 3,700 shares. Mr. Gabelli is deemed to have beneficial ownership of the shares owned beneficially by each of the foregoing beneficial owners. Associated Capital Group, Inc., GAMCO Investors, Inc. and GGCP, Inc. are deemed to have beneficial ownership of the shares owned beneficially by each of the foregoing beneficial owners other than Mr. Gabelli and Gabelli Foundation, Inc. All of the foregoing information is according to Amendment No. 58 to a Schedule 13D dated December 21, 2021 and filed with the SEC on December 22, 2021, and is inclusive of an aggregate amount of 1,924 shares issuable upon the conversion of the Company’s 2.25% Convertible Senior Notes held by the reporting entities.
(4)Millennium Management LLC, Millennium Group Management LLC and Israel A. Englander, reported sole voting power and sole dispositive power with respect to 0 shares and shared voting power and shared dispositive power with respect to 4,323,063 shares. The foregoing information is according to a Schedule 13G dated March 17, 2022, and filed with the SEC on March 18, 2022. According to the Schedule 13G, the shares reported beneficially owned are held by entities subject to voting control and investment discretion by Millennium Management LLC and/or other investment managers that may be controlled by Millennium Group Management LLC (the managing member of Millennium Management LLC) and Mr. Englander (the sole voting trustee of the managing member of Millennium Group Management LLC).

Security Ownership of Officers and Directors
The following table lists beneficial share ownership of Common Stock by the Company’s current Directors, and executive officers, as well as the number of shares beneficially owned by all of the current Directors and executive officers as a group. Unless otherwise indicated, share ownership is direct. Amounts owned reflect beneficial ownership as of March 31, 2022.

Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percent of Class
Non-Employee Directors and the Executive Chairman
Kevin P. Chilton(2)	20,436	*
Thomas A. Corcoran(3)	107,301	*
James R. Henderson(4)	132,093	*
Warren G. Lichtenstein(5)	795,194	*
Lance W. Lord(2)	41,911	*
Audrey A. McNiff(6)	9,100	*
Martin Turchin(7)	126,452	*
Executive Officers
Eileen P. Drake(8)	336,131	*
Amy L. Gowder(9)	18,943	*
Daniel L. Boehle	69,658	*
John D. Schumacher	82,316
Arjun L. Kampani(10)	57,517	*
All Current Directors and Executive Officers as a group (11 persons)	1,739,535	2.2%
* Less than 1.0%
1)Includes restricted share awards granted under the 1999 Equity and Performance Incentive Plan, the 2009 Equity and Performance Incentive Plan, the 2018 Incentive Plan, the 2019 Incentive Plan and shares owned outright.
2)These shares are held in the name of the Rabbi Trust.
3)Includes 103,602 shares held in the Thomas A. Corcoran TTEE U/A DTD 07/16/2001.
4)Includes 83,986 shares held in the name of the Rabbi Trust.
5)Includes 526,695 shares held in the name of the Rabbi Trust and 60,546 shares held through Steel Partners, Ltd. ("SPL"). Mr. Lichtenstein, as the CEO and sole director of SPL, may be deemed to beneficially own the shares of Common Stock owned directly by SPL. Mr. Lichtenstein disclaims beneficial ownership of such shares owned by SPL except to the extent of his pecuniary interest therein.
6)Includes 3,988 shares held in the name of the Rabbi Trust.
7)Includes 5,886 shares held in the name of the Rabbi Trust, 7,500 shares held in the name of Martin Turchin IRA Rollover, 3,000 shares held in the name of Peter Turchin Trust, 1,000 shares held in the name of Coulter Turchin Trust and 1,000 shares held in the name of Tyler Turchin Trust.
8)Includes 216,871 shares held in the EPD 2018 Trust dated August 7, 2018.
9)Ms. Gowder resigned as Chief Operating Officer effective April 29, 2022.
10)Mr. Kampani resigned as General Counsel, Secretary and Senior Vice President, effective April 8, 2022.

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

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Plan Category
	(a)	(b)	(c)
Equity compensation plans approved by stockholders
Stock options	27,634	$23.06
Restricted shares (2)	—
Performance shares (3)	—
Restricted units	177,181	$47.10
Performance units	1,032,685	$48.29
Total	1,209,866	$47.56	3,602,083.00	(1)
Equity compensation plans not approved by stockholders (4)	—	N/A	—
Total	1,237,500	$47.56	3,602,083
_____
(1)As of December 31, 2021, there are no more shares available to be issued under any type of incentive award under the 2009 Equity and Performance Incentive Plan and the 2018 Equity and Performance Plan (the "Prior Plans"). The number of shares approved for issuance to participants under the 2019 Equity and Performance Incentive Plan (the "Plan") is 4,453,022 shares plus shares issued under the Prior Plans that are forfeited or withheld to settle income tax obligations, all of which may be awarded as incentive stock options. Subject to the total shares available to be issued under the Plan, the following specific limit applies: The maximum aggregate dollar value of equity-based awards and cash compensation granted under the Plan or otherwise during any Plan Year to any one nonemployee director shall not exceed $400,000 ($800,000 for a nonemployee director designated as Chairman of the Board).
(2)As of December 31, 2021, 102,548 shares had been granted as restricted shares that had not yet vested.
(3) As of December 31, 2021, 337,048 shares had been granted as performance shares that had not yet vested.
(4)The Company also maintains the Aerojet Rocketdyne Holdings, Inc. and Participating Subsidiaries Deferred Bonus Plan. Prior to 2016, this plan allowed participating employees to defer a portion of their compensation for future distribution. All or a portion of such deferrals made prior to November 30, 2009, could be allocated to an account based on the Company’s common stock and does permit limited distributions in the form of Company common shares. However, distributions in the form of common shares are permitted only at the election of the Organization & Compensation Committee of the Board of Directors and, according to the terms of the plan, individuals serving as officers or directors of the Company are not permitted to receive distributions in the form of Company common shares until at least six months after such individual ceases to be an officer or director of the Company. The table does not include information about this plan because no options, warrants or rights are available under this plan and no specific number of shares is set aside under this plan as available for future issuance. Based upon the price of Company common shares on December 31, 2021, the maximum number of shares that could be distributed to employees not subject to the restrictions on officers and directors (if permitted by the Organization & Compensation Committee) would be 817. This plan was amended effective November 30, 2009, to prevent the application of future deferrals to the Company common stock investment program.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Related Person Transaction Policy
The Company has a written policy for the review of transactions in which the Company is a participant, the amount exceeds $120,000, and in which the Company’s 5% or more stockholders, or any of the Company’s Directors or executive officers, or their immediate family members, had a direct or indirect material interest (a "Related Party Transaction"). Pursuant to such policy, any Related Party Transaction must be in the best interest of the Company and its stockholders and upon terms no less favorable to the Company than if such Related Party Transaction was with an unaffiliated third party. The Company’s Audit

Committee is responsible for approving any such Related Party Transactions and the Company’s General Counsel and Corporate Secretary is responsible for maintaining a list of all existing Related Party Transactions.
Certain Transactions with Related Persons During 2021
Warren G. Lichtenstein, the Executive Chairman of the Company is also the Executive Chairman of SPLP and the CEO of Steel Partners Ltd. ("SPL"). The Company received services of $0.0 million for 2021 and $0.1 million in 2020 from SPLP and SPL, which primarily included administrative services and the use of an aircraft for business travel. As of December 31, 2021 and 2020, the Company had liabilities due to such entities of $0.0 million and $0.1 million, respectively.
GAMCO Investors, Inc. ("GAMCO") owned 6% and 8% of the Company’s Common Stock at December 31, 2021 and 2020, respectively. The Company received services of $1.0 million and $0.8 million in 2021 and 2020, respectively from GAMCO for investment management fees of the Company’s defined benefit pension plan assets.
BlackRock, Inc. ("BlackRock") owned 15% of the Company’s Common Stock at both December 31, 2021 and 2020. The Company invests in money market funds managed by BlackRock.
The Vanguard Group, Inc. ("Vanguard") owned 10% of the Company’s Common Stock at both December 31, 2021 and 2020. Certain of the investment alternatives offered through the Company’s 401(k) savings plan include funds managed by Vanguard.
Determination of Independence of Directors
The Board has determined that to be considered independent, a Director may not have a direct or indirect material relationship with the Company. A material relationship is one which impairs or inhibits, or has the potential to impair or inhibit, a Director’s exercise of critical and disinterested judgment on behalf of the Company and its stockholders.
In making its assessment of independence, the Board:
•Considers any and all material relationships not merely from the standpoint of the Director, but also from that of persons or organizations with which the Director has or has had an affiliation, or those relationships which may be material, including commercial, industrial, banking, consulting, legal, accounting, charitable and familial relationships, among others;
•The Board also considers whether a Director was an employee of the Company within the last three years;
•The Board consults with the Company’s counsel to ensure that the Board’s determinations are consistent with all relevant securities and other laws and regulations regarding the definition of "independent" Director, including those set forth in pertinent listing standards of the New York Stock Exchange ("NYSE") as in effect from time to time.
The NYSE’s listing standards require that all listed companies have a majority of independent directors. For a director to be "independent" under the NYSE listing standards, the board of directors of a listed company must affirmatively determine that the director has no material relationship with the company, or its subsidiaries or affiliates, either directly or as a partner, stockholder or officer of an organization that has a relationship with the company or its subsidiaries or affiliates. In accordance with the NYSE listing standards, the Board has affirmatively determined that each of the Board’s current Directors, other than Mr. Lichtenstein and Ms. Drake, have no material relationships with the Company, either directly or as a partner, stockholder or officer of an organization that has a relationship with the Company and are "independent" under the NYSE listing standards.

Item 14. Principal Accountant Fees and Services
Audit Fees and All Other Fees
The following table summarizes the aggregate fees billed for 2021 and 2020 by PwC Sacramento, California (PCAOB ID No. 238):

(Dollars in Millions)	2021	2020
Audit Fees(1)	$3.4	$3.3
Audit-Related Fees(2)	—	—
Tax Fees(3)	—	—
All Other Fees(4)	—	—
Total Fees	$3.4	$3.3

(1)Audit fees include professional services rendered by PwC for the audit of the Company’s annual financial statements including the integrated audit of internal control over financial reporting, the review of financial statements included in the Company’s quarterly reports on Form 10-Q and related services and out-of-pocket expenses.
(2)Audit-related fees include assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements, and are not reported under "Audit Fees" above. There were no such fees billed for 2021. 2020 fees were immaterial.
(3)Tax fees include items billed for professional services rendered by PwC for tax compliance, tax advice and tax planning. There were no such fees billed for 2021. 2020 fees were immaterial.

(4)All other fees include products and services provided by PwC other than those reported under "Audit Fees," "Audit-Related Fees," and "Tax Fees" and were immaterial for both years presented.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of the Company’s Independent Auditors
Consistent with SEC policies regarding auditor independence, the Audit Committee has the responsibility for appointing, setting compensation and overseeing the work of the independent auditors. In recognition of this responsibility, the Audit Committee has established a policy to pre-approve all audit and permissible non-audit services provided by the independent auditors.
Prior to engagement of the independent auditors for the next year’s audit, management will submit an aggregate listing of services expected to be rendered during the year for Audit, Audit-Related, Tax and All Other Fees for approval. Prior to engagement, the Audit Committee pre-approves these services by category of service. The fees are budgeted and the Audit Committee requires the independent auditors and management to report actual fees versus the budget periodically throughout the year by category of service. During the year, circumstances may arise when it may become necessary to engage the independent auditors for additional services not contemplated in the original pre-approval. In those instances, the Audit Committee requires specific pre-approval before engaging the independent auditors.
The Audit Committee may delegate pre-approval authority to one or more of its members. The member to whom such authority is delegated must report, for informational purposes only, any pre-approval decisions to the Audit Committee at its next scheduled meeting. None of the services described above was approved by the Audit Committee under the de minimus exception provided by Rule 2-01(c)(7)(i)(C) under Regulation S-X.
Part IV
Item 15. Exhibits and Financial Statement Schedules
(a) the following documents are filed as part of this report:
(1) Financial statements (see Index to Consolidated Financial Statements in Part II, Item 8 of the Original Form 10-K).
(2) EXHIBITS
EXHIBIT INDEX

		Incorporated herein by reference
Table Item No.	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed or Furnished herewith
2.1	Amended and Restated Stock and Asset Purchase Agreement, by and between United Technologies Corporation and GenCorp Inc., dated June 12, 2013	8-K	1-01520	2.1	June 14, 2013
2.2	Plan of Conversion	8-K	1-01520	2.1	April 11, 2014
2.3	Agreement and Plan of Merger, dated December 20, 2020, by and among Aerojet Rocketdyne Holdings, Inc., Lockheed Martin Corporation, and Mizar Sub, Inc.	8-K	1-01520	2.1	December 21, 2020
3.1	Certificate of Conversion, as filed with the Secretary of State of the State of Ohio	8-K	1-01520	3.1	April 11, 2014
3.2	Certificate of Conversion	8-K	1-01520	3.2	April 11, 2014
3.3	Certificate of Incorporation, as of April 11, 2014, as amended on April 27, 2015	10-K	1-01520	3.3	February 16, 2016
3.4	Aerojet Rocketdyne Holdings, Inc. Second Amended and Restated Bylaws	8-K	1-01520	3.1	January 20, 2016
4.1	Description of Capital Stock	10-K	1-01520	4.1	February 19, 2020
4.2	GenCorp Retirement Savings Plan	S-8	333-0152032	4.1	June 30, 2008
4.3	Form of Common Stock Certificate	8-K	1-01520	4.1	April 11, 2014
4.4	GenCorp Inc. Amended and Restated 2009 Equity and Performance Incentive Plan	S-8	333-203319	4.1	April 9, 2015
4.5	Indenture between Aerojet Rocketdyne Holdings, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to Aerojet Rocketdyne Holdings, Inc.’s 2.25% Convertible Senior Notes due 2023.	8-K	1-01520	4.1	December 14, 2016
4.6	Form of 2.25% Convertible Senior Note due 2023	8-K	1-01520	4.2	December 14, 2016
4.7	2018 Equity and Performance Incentive Plan	DEF 14A	1-01520	A	March 29, 2018
4.8	2019 Equity and Performance Incentive Plan	DEF 14A	1-01520	B	March 29, 2019
10.1	Amended and Restated Environmental Agreement by and between Aerojet and Northrop Grumman, dated October 19, 2001	8-K	1-01520	2.4	November 5, 2001

10.2†	GenCorp 1996 Supplemental Retirement Plan for Management Employees effective March 1, 1996	10-K	1-01520	B	February 13, 1997
10.3†	2009 Benefit Restoration Plan for the GenCorp Inc. Pension Plan	8-K	1-01520	10.1	January 7, 2009
10.4†	2009 Benefit Restoration Plan for the GenCorp Inc. 401(k) Plan	8-K	1-01520	10.2	January 7, 2009
10.5†	Deferred Bonus Plan of GenCorp Inc. and Participating Subsidiaries	10-K	1-01520	10.6	February 12, 2009
10.6†	Amendment to the Benefits Restoration Plan for Salaried Employees of GenCorp Inc. and Certain Subsidiary Companies, effective October 6, 2009	10-Q	1-01520	10.5	October 8, 2009
10.7†	Amendment to the 2009 Benefit Restoration Plan for the GenCorp Inc. 401(k) Plan, effective October 6, 2009	10-Q	1-01520	10.6	October 8, 2009
10.8†	Amendment to the 2009 Benefits Restoration Plan for the GenCorp Inc. Pension Plan, effective October 6, 2009	10-Q	1-01520	10.7	October 8, 2009
10.9†	Amendment to the Deferred Bonus Plan of GenCorp Inc. and Participating Subsidiaries, effective October 6, 2009	10-Q	1-01520	10.8	October 8, 2009
10.10†	Amendment to the GenCorp Inc. Deferred Compensation Plan for Nonemployee Directors, as amended, effective October 6, 2009	10-Q	1-01520	10.9	October 8, 2009
10.11†	Amendment to the GenCorp Inc. 1996 Supplemental Retirement Plan for Management Employees, effective October 6, 2009	10-Q	1-01520	10.10	October 8, 2009
10.12	Settlement Agreement by and between Aerojet and United States of America, dated November 29, 1992	10-K	1-01520	10.52	February 4, 2010
10.13	Modification No. 1 to the November 29, 1992 Settlement Agreement by and between Aerojet and United States of America, dated October 27, 1998	10-K	1-01520	10.53	February 4, 2010
10.14†	Amendment to the GenCorp Inc. Deferred Compensation Plan for Nonemployee Directors, as amended, effective April 11, 2013	10-Q	1-01520	10.1	July 9, 2013
10.15	Form of Indemnification Agreement	8-K	1-01520	10.1	April 11, 2014
10.16†	Amended and Restated 2013 Employee Stock Purchase Plan, dated June 24, 2014	10-Q	1-01520	10.1	October 10, 2014
10.17†	Amended and Restated Deferred Compensation Plan for Nonemployee directors, dated June 24, 2014	10-Q	1-01520	10.2	October 10, 2014
10.18†	Second Amended and Restated Employment Agreement between Aerojet Rocketdyne Holdings, Inc. and Eileen Drake, dated March 4, 2020	8-K	1-01520	10.2	March 6, 2020
10.19†	Amended and Restated Deferred Compensation Plan for Directors, dated February 22, 2017	10-Q	1-01520	10.1	May 8, 2017
10.20†	Aerojet Rocketdyne Holdings, Inc. Amended and Restated Executive Change in Control Severance Policy	8-K	1-01520	10.1	March 6, 2020
10.21†	Form of Restricted Stock Agreement between the Company and Employees for time-based grants under the 2018 Equity and Performance Incentive Plan	S-8	333-224823	99.2	May 10, 2018
10.22†	Form of Restricted Stock Agreement between the Company and Employees for performance-based grants under the 2018 Equity and Performance Incentive Plan	S-8	333-224823	99.3	May 10, 2018
10.23†	Form of Unrestricted Stock Agreement between the Company and Directors for grants under the 2018 Equity and Performance Incentive Plan	S-8	333-224823	99.4	May 10, 2018
10.24†	Form of Restricted Stock Agreement between the Company and Directors for matching share grants under the 2018 Equity and Performance Incentive Plan	S-8	333-224823	99.5	May 10, 2018
10.25†	Form of Restricted Stock Agreement between the Company and Directors for annual share grants under the 2018 Equity and Performance Incentive Plan	S-8	333-224823	99.6	May 10, 2018
10.26†	Form of Stock Appreciation Rights Agreement between the Company and Employees for grants under the 2018 Equity and Performance Incentive Plan	S-8	333-224823	99.7	May 10, 2018
10.27	First Amendment to Fourth Amended and Restated Credit Agreement with Bank of America, N.A., dated September 20, 2018	8-K	1-01520	10.1	September 20, 2018

10.28†	Form of Restricted Stock Agreement between the Company and Employees for grants under the 2019 Equity and Performance Incentive Plan	S-8	333-231423	99.2	May 13, 2019
10.29†	Form of Restricted Stock Agreement between the Company and Directors for grants under the 2019 Equity and Performance Incentive Plan	S-8	333-231423	99.3	May 13, 2019
10.30†	Form of Unrestricted Stock Agreement between the Company and Directors for grants under the 2019 Equity and Performance Incentive Plan	S-8	333-231423	99.4	May 13, 2019
10.31†	Form of Stock Option Agreement between the Company and Employees for grants under the 2019 Equity and Performance Incentive Plan	S-8	333-231423	99.5	May 13, 2019
10.32†	Form of Stock Appreciation Rights Agreement between the Company and Employees for grants under the 2019 Equity and Performance Incentive Plan	S-8	333-231423	99.6	May 13, 2019
10.33†	Form of Restricted Stock Unit Agreement between the Company and the Executive Chairman for grants of restricted stock units under the Aerojet Rocketdyne Holdings, Inc. 2019 Equity and Performance Incentive Plan.	10-Q	1-01520	10.1	April 28, 2020
10.34†	Form of Restricted Stock Unit Agreement between the Company and Employees for grants of restricted stock units under the Aerojet Rocketdyne Holdings, Inc. 2019 Equity and Performance Incentive Plan.	10-Q	1-01520	10.2	April 28, 2020
10.35†	Offer letter between Aerojet Rocketdyne Holdings, Inc. and Amy Gowder, dated March 17, 2020.	8-K	1-01520	10.1	May 7, 2020
10.36†	Offer letter between Aerojet Rocketdyne Holdings, Inc. and Dan Boehle, dated August 6, 2020.	8-K	1-01520	10.1	August 7, 2020
10.37†	Form of Restricted Stock Agreement between the Company and Employees for grants under the 2019 Equity and Performance Incentive Plan.	10-K	1-01520	10.44	February 18, 2021
10.38†	Form of Restricted Stock Unit Agreement between the Company and Employees for grants under the 2019 Equity and Performance Incentive Plan.	10-Q	1-01520	10.1	April 26, 2021
10.39†	Form of Restricted Stock Unit Agreement between the Company and Employees for time-based grants under the 2019 Equity and Performance Incentive Plan.	10-K	1-01520	10.39	February 18, 2022
10.40†	Form of Restricted Stock Unit Agreement between the Company and Employees for performance-based grants under the 2019 Equity and Performance Incentive Plan.	10-K	1-01520	10.40	February 18, 2022
10.41†	Form of Restricted Stock Agreement between the Company and Employees for time-based grants under the 2019 Equity and Performance Incentive Plan.	10-K	1-01520	10.41	February 18, 2022
10.42†	Form of Restricted Stock Agreement between the Company and Employees for performance-based grants under the 2019 Equity and Performance Incentive Plan.	10-K	1-01520	10.42	February 18, 2022
21.1	Subsidiaries of the Company.	10-K	1-01520	21.1	February 18, 2022
23.1	Consent of Independent Registered Public Accounting Firm.	10-K	1-01520	23.1	February 18, 2022
24.1	Power of Attorney	10-K	1-01520	24.1	February 18, 2022
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.	10-K	1-01520	31.1	February 18, 2022
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.	10-K	1-01520	31.2	February 18, 2022
31.3*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.					X
31.4*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.					X
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 as amended, and 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	10-K	1-01520	32.1	February 18, 2022

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	10-K	1-01520	101.INS	February 18, 2022
101.SCH	XBRL Taxonomy Extension Schema Document	10-K	1-01520	101.SCH	February 18, 2022
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	10-K	1-01520	101.CAL	February 18, 2022
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	10-K	1-01520	101.DEF	February 18, 2022
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	10-K	1-01520	101.LAB	February 18, 2022
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	10-K	1-01520	101.PRE	February 18, 2022
104*	Cover Page Interactive Data File (included as Exhibit 101) -- the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	10-K	1-01520	104	February 18, 2022
_____
*    Filed herewith. All other exhibits have been previously filed or furnished.
†    Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
May 2, 2022

Aerojet Rocketdyne Holdings, Inc.
By:	/s/ DANIEL L. BOEHLE
Daniel L. Boehle
Vice President, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

APPENDIX A
USE OF NON-GAAP FINANCIAL MEASURES
The Executive Compensation section of this document contain Non-GAAP financial measures. The tables in this appendix reconcile the Non-GAAP financial measures to the most directly comparable financial measures prepared in accordance with GAAP.
About Non-GAAP Financial Measures
Non-GAAP financial measures should not be considered as a substitute for, or superior to, measures of financial performance prepared in accordance with GAAP. These Non-GAAP financial measures do not reflect a comprehensive system of accounting, and may differ from Non-GAAP financial measures with the same or similar names that are used by other companies.
Reconciliation of Non-GAAP Financial Measures
Adjusted EBITDAP, Adjusted Net Income, and Adjusted EPS
We provide the Non-GAAP financial measures of our performance called Adjusted EBITDAP, Adjusted Net Income, and Adjusted EPS. We use these metrics to measure our operating and total Company performance. We believe that for management and investors to effectively compare core performance from period to period, the metrics should exclude items that are not indicative of, or are unrelated to, results from our ongoing business operations such as retirement benefits (pension and postretirement benefits), significant non-cash expenses, the impacts of financing decisions on earnings, and items incurred outside the ordinary, on-going and customary course of our business. Accordingly, we define Adjusted EBITDAP as GAAP net income adjusted to exclude interest expense, interest income, income taxes, depreciation and amortization, retirement benefits net of amounts that are recoverable under our U.S. government contracts, and unusual items which we do not believe are reflective of such ordinary, on-going and customary activities. Adjusted Net Income and Adjusted EPS exclude retirement benefits net of amounts that are recoverable under our U.S. government contracts and unusual items we do not believe are reflective of such ordinary, ongoing and customary activities. Adjusted Net Income and Adjusted EPS do not represent, and should not be considered an alternative to, net income or diluted EPS as determined in accordance with GAAP. For short-term annual cash incentive award purposes, certain Organization & Compensation Committee approved modifications are applied to Adjusted EBITDAP where necessary.

(In Millions, except per share amounts)	2021	2020
Net income	$143.7	$137.7
Interest expense	20.1	30.1
Interest income	(2.5)	(6.3)
Income tax provision	51.3	42.5
Depreciation and amortization	61.4	65.3
GAAP Retirement benefits expense	33.9	36.6
Cost Accounting Standards (“CAS”) recoverable retirement benefits expense	(38.8)	(43.8)
Unusual items	29.4	8.1
Adjusted EBITDAP	$298.5	$270.2
Exclude Board and retiree stock compensation above or below Annual Operating Plan (“AOP”)	(0.3)
Exclude stock compensation related to bonus achievement above or below AOP	1.1
Exclude annual incentive plan bonus achievement above or below AOP	3.5
Adjusted EBITDAP with Organization & Compensation Committee approved modifications	$302.8	N/A

Net income	$143.7	$137.7
GAAP retirement benefits expense	33.9	36.6
CAS recoverable retirement benefits expense	(38.8)	(43.8)
Unusual items	29.4	8.1
Income tax impact of adjustments (1)	(6.6)	(0.2)
Adjusted Net Income	$161.6	$138.4

Diluted EPS	$1.75	$1.66
Adjustments	0.22	0.01
Adjusted EPS	$1.97	$1.67

Diluted weighted average shares, as reported and as adjusted	81.7	81.9
(1)The income tax impact is calculated using the federal and state statutory rates in the corresponding year.
1

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

(In Millions)	2021	2020
Net cash provided by operating activities	$199.6	$363.8
Capital expenditures	(37.3)	(54.6)
Free cash flow	$162.3	$309.2
2