Form 10-Q
period 2022-03-31
AEROJET ROCKETDYNE HOLDINGS, INC.
filed 2022-05-04
CIK 40888

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-Q
 (Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended: March 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
As of April 18, 2022, the Company had 80,468,304 outstanding common shares, including unvested common shares, $0.10 par value.

Aerojet Rocketdyne Holdings, Inc.
Quarterly Report on Form 10-Q
For the Quarterly Period Ended March 31, 2022

Part I — FINANCIAL INFORMATION
Item 1. Financial Statements
Aerojet Rocketdyne Holdings, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended March 31,
	2022	2021
	(In millions, except per share amounts)
Net sales	$511.1	$496.1
Operating costs and expenses:
Cost of sales (exclusive of items shown separately below)	425.5	418.0
Selling, general and administrative expense	8.2	9.0
Depreciation and amortization	14.4	15.2
Other expense, net
Legal matters	16.1	—
Other	4.2	8.1
Total operating costs and expenses	468.4	450.3
Operating income	42.7	45.8
Non-operating:
Retirement benefits expense	0.3	8.5
Loss on debt	—	9.1
Interest income and other	0.2	(0.6)
Interest expense	3.9	5.1
Total non-operating expense, net	4.4	22.1
Income before income taxes	38.3	23.7
Income tax provision	10.5	5.6
Net income	$27.8	$18.1
Earnings per share of common stock
Basic earnings per share	$0.34	$0.23
Diluted
Diluted earnings per share	$0.33	$0.22
Weighted average shares of common stock outstanding, basic	80.2	77.6
Weighted average shares of common stock outstanding, diluted	85.8	80.7
Cash dividends paid per share	$—	$5.00
See Notes to Unaudited Condensed Consolidated Financial Statements.

Aerojet Rocketdyne Holdings, Inc.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three months ended March 31,
	2022	2021
	(In millions)
Net income	$27.8	$18.1
Other comprehensive income:
Amortization of net actuarial losses and prior service costs, net of income taxes of $1.8 million and $3.8 million	5.2	11.5
Comprehensive income	$33.0	$29.6
See Notes to Unaudited Condensed Consolidated Financial Statements.

Aerojet Rocketdyne Holdings, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

	March 31, 2022	December 31, 2021
	(In millions, except per share amounts)
ASSETS
Current Assets
Cash and cash equivalents	$610.9	$700.4
Restricted cash	3.0	3.0
Marketable securities	10.1	10.6
Accounts receivable	143.4	60.6
Contract assets	372.0	354.2
Other current assets	93.6	99.5
Total Current Assets	1,233.0	1,228.3
Noncurrent Assets
Right-of-use assets	49.8	52.6
Property, plant and equipment, net	413.3	421.1
Recoverable environmental remediation costs	220.7	226.2
Deferred income taxes	101.5	55.6
Goodwill	161.4	161.4
Intangible assets	33.1	34.9
Other noncurrent assets	236.3	243.3
Total Noncurrent Assets	1,216.1	1,195.1
Total Assets	$2,449.1	$2,423.4
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Current portion of long-term debt	$177.3	$166.7
Accounts payable	115.1	132.2
Reserves for environmental remediation costs	41.2	37.7
Contract liabilities	366.7	366.5
Other current liabilities	213.1	172.7
Total Current Liabilities	913.4	875.8
Noncurrent Liabilities
Long-term debt	285.7	294.6
Reserves for environmental remediation costs	252.5	258.7
Pension benefits	242.9	255.9
Operating lease liabilities	38.8	41.3
Other noncurrent liabilities	165.9	173.8
Total Noncurrent Liabilities	985.8	1,024.3
Total Liabilities	1,899.2	1,900.1
Commitments and contingencies (Note 8)
Stockholders’ Equity
Preferred stock, par value of $1.00; 15.0 million shares authorized; none issued or outstanding	—	—
Common stock, par value of $0.10; 150.0 million shares authorized; 80.3 million shares outstanding as of March 31, 2022; 80.1 million shares outstanding as of December 31, 2021	8.0	8.0
Other capital	572.7	578.1
Treasury stock at cost, 2.1 million shares as of March 31, 2022 and December 31, 2021	(64.4)	(64.4)
Retained earnings	129.4	102.6
Accumulated other comprehensive loss, net of income taxes	(95.8)	(101.0)
Total Stockholders’ Equity	549.9	523.3
Total Liabilities and Stockholders’ Equity	$2,449.1	$2,423.4
See Notes to Unaudited Condensed Consolidated Financial Statements.

Aerojet Rocketdyne Holdings, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)

	Common Stock				(Accumulated Deficit)	Accumulated Other	Total
	Shares	Amount	Other Capital	Treasury Stock	Retained Earnings	Comprehensive Loss	Stockholders' Equity
	(In millions)
December 31, 2020	76.8	$7.7	$562.1	$(64.4)	$(57.4)	$(227.6)	$220.4
Net income	—	—	—	—	18.1	—	18.1
Amortization of net actuarial losses and prior service costs, net of income taxes	—	—	—	—	—	11.5	11.5
Adjustment to dividends paid	—	—	—	—	13.3	—	13.3
Settlement of debt	2.6	0.3	(4.1)	—	—	—	(3.8)
Repurchase of shares for withholding taxes and option costs under equity plans	—	—	(4.0)	—	—	—	(4.0)
Stock-based compensation and shares issued under equity plans	0.2	—	8.4	—	—	—	8.4
March 31, 2021	79.6	$8.0	$562.4	$(64.4)	$(26.0)	$(216.1)	$263.9

December 31, 2021	80.1	$8.0	$578.1	$(64.4)	$102.6	$(101.0)	$523.3
Net income	—	—	—	—	27.8	—	27.8
Amortization of net actuarial losses and prior service costs, net of income taxes	—	—	—	—	—	5.2	5.2
Cumulative effect of change in accounting guidance (see Note 1)	—		(5.6)	—	(1.0)	—	(6.6)
Repurchase of shares for withholding taxes and option costs under equity plans	(0.1)	—	(4.3)	—	—	—	(4.3)
Stock-based compensation and shares issued under equity plans	0.3	—	4.5	—	—	—	4.5
March 31, 2022	80.3	$8.0	$572.7	$(64.4)	$129.4	$(95.8)	$549.9
See Notes to Unaudited Condensed Consolidated Financial Statements.

Aerojet Rocketdyne Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three months ended March 31,
	2022	2021
	(In millions)
Operating Activities
Net income	$27.8	$18.1
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	14.4	15.2
Amortization of debt discount and deferred financing costs	0.4	1.5
Stock-based compensation	(0.9)	2.8
Retirement benefits, net	(6.6)	(2.5)
Loss on debt	—	9.1
Other, net	0.5	(0.3)
Changes in assets and liabilities:
Accounts receivable	(82.8)	(130.7)
Contract assets	(17.8)	(11.9)
Other current assets	5.9	14.1
Recoverable environmental remediation costs	5.5	3.9
Other noncurrent assets	6.8	2.3
Accounts payable	(19.0)	(27.4)
Contract liabilities	0.2	29.9
Other current liabilities	45.3	14.6
Deferred income taxes	(45.8)	(3.0)
Reserves for environmental remediation costs	(2.7)	(5.3)
Other noncurrent liabilities and other	(6.2)	0.2
Net Cash Used in Operating Activities	(75.0)	(69.4)
Investing Activities
Purchases of marketable securities	—	(1.9)
Capital expenditures	(2.2)	(3.8)
Net Cash Used in Investing Activities	(2.2)	(5.7)
Financing Activities
Dividend payments	(1.2)	(428.5)
Debt repayments	(7.1)	(142.4)
Repurchase of shares for withholding taxes and option costs under equity plans	(4.3)	(4.0)
Proceeds from shares issued under equity plans	0.3	4.2
Net Cash Used in Financing Activities	(12.3)	(570.7)
Net Decrease in Cash, Cash Equivalents and Restricted Cash	(89.5)	(645.8)
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	703.4	1,152.5
Cash, Cash Equivalents and Restricted Cash at End of Period	$613.9	$506.7
Supplemental disclosures of cash flow information
Cash paid for interest	$2.6	$2.7
See Notes to Unaudited Condensed Consolidated Financial Statements.

Aerojet Rocketdyne Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
Note 1. Basis of Presentation and Nature of Operations
Aerojet Rocketdyne Holdings, Inc. ("Aerojet Rocketdyne Holdings" or the "Company") has prepared the accompanying unaudited condensed consolidated financial statements, including the accounts of the Company and its 100% owned and majority owned subsidiaries, in accordance with the instructions to Form 10-Q. The December 31, 2021, condensed consolidated balance sheet was derived from audited financial statements, but does not include all of the disclosures required by accounting principles generally accepted in the United States of America ("GAAP"). These interim financial statements should be read in conjunction with the financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. Certain reclassifications have been made to financial information for prior years to conform to the current year’s presentation.
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
A detailed description of the Company’s significant accounting policies can be found in the Company’s most recent Annual Report on Form 10-K for the year ended December 31, 2021.
Revision of Previously Issued Consolidated Financial Statements
During the three months ended March 31, 2022, the Company identified an error in its accounting for income taxes associated with its 2.25% Convertible Senior Notes ("2¼% Notes"). Upon issuance of the 2¼% Notes in 2016, the Company did not record the applicable deferred tax liability associated with the conversion option that had been recorded in other capital, which resulted in an overstatement of other capital, an understatement of deferred tax liabilities and an error in income tax expense in subsequent periods. The Company evaluated the errors and concluded that the errors were not material, either individually or in aggregate, to its current or previously issued consolidated financial statements.
To correct the immaterial errors, the Company has revised its previously issued consolidated financial statements as of December 31, 2021 and 2020, and for each of the three years ended December 31, 2021, 2020, and 2019, and its unaudited condensed consolidated financial statements as of and for the quarters and year-to-date periods ended March 31, 2021, June 30, 2021, and September 30, 2021. The revision of the historical consolidated financial statements also includes the correction of an immaterial misclassification in its unaudited condensed consolidated balance sheet as of December 31, 2020.
Accordingly, the accompanying financial statements and relevant footnotes to the unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q have been revised to correct for such immaterial errors. See Note 12 for additional information. The Company will present the revision of its previously issued consolidated financial statements as of December 31, 2021, and for the years ended December 31, 2021 and 2020, in connection with the future filing of its 2022 Annual Report on Form 10-K. Additionally, the Company will present the revision of its previously issued condensed consolidated financial statements as of and for the three and six months ended June 30, 2021, and as of and for the three and nine months ended September 30, 2021, in connection with the future filings of its Quarterly Reports on Form 10-Q.
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
Coronavirus ("COVID-19") Pandemic
During the three months ended March 31, 2022, the Company’s financial results and operations were not materially adversely impacted by the COVID-19 pandemic. The extent to which the Company’s future financial results could be impacted by the COVID-19 pandemic depends on future developments that are highly uncertain and cannot be predicted at this time. The Company is not aware of any specific event or circumstance that would require an update to its estimates or judgments or a revision of the carrying value of its assets or liabilities as of the date of issuance of this Quarterly Report on Form 10-Q. These estimates may change, as new events occur and additional information is obtained. Actual results could differ materially from these estimates under different assumptions or conditions.
Recently Issued Accounting Pronouncements
In August 2020, the Financial Accounting Standards Board issued guidance which simplifies the accounting for convertible instruments. This guidance eliminates certain models that require separate accounting for embedded conversion features, in certain cases. Additionally, among other changes, the guidance eliminates certain of the conditions for equity classification for contracts in an entity’s own equity. The guidance also requires entities to use the if-converted method for all convertible instruments in the diluted earnings per share calculation and include the effect of share settlement for instruments that may be settled in cash or shares, except for certain liability-classified share-based payment awards. The Company adopted the new guidance as of January 1, 2022, using the modified retrospective approach resulting in the following adjustment (i) a decrease of $1.9 million in deferred tax liabilities, (ii) a decrease of $5.6 million in other capital, (iii) a decrease of $1.0 million in retained earnings, and (iv) an increase of $8.5 million in debt.
Note 2. Earnings Per Share ("EPS") of Common Stock
The following table reconciles the numerator and denominator used to calculate basic and diluted EPS of common stock:

	Three months ended March 31,
	2022	2021
	(In millions, except per share amounts)
Numerator:
Net income	$27.8	$18.1
Income allocated to participating securities	(0.1)	(0.1)
Net income for basic EPS	$27.7	$18.0
Interest on 2¼% Notes	0.7	—
Net income for diluted EPS	$28.4	$18.0
Denominator:
Basic weighted average shares	80.2	77.6
Effect of:
2 1/4% Notes	5.6	3.1
Diluted weighted average shares	85.8	80.7
Basic
Basic EPS	$0.34	$0.23
Diluted
Diluted EPS	$0.33	$0.22
Securities which would have been anti-dilutive are insignificant and are excluded from the computation of diluted earnings per share in all periods presented.
The increase in the dilutive effect of the 2¼% Notes in the three months ended March 31, 2022, is the result of the adoption of new accounting guidance. See Note 1.
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

	Three months ended March 31,
	2022	2021
	(In millions, except per share amounts)
Net unfavorable effect of the changes in contract estimates on net sales	$(0.2)	$(1.9)
Net unfavorable effect of the changes in contract estimates on income before income taxes	(2.7)	(2.4)
Net unfavorable effect of the changes in contract estimates on net income	(2.0)	(1.9)
Net unfavorable effect of the changes in contract estimates on basic and diluted EPS	(0.02)	(0.02)
In the Company’s Aerospace and Defense segment, the timing of revenue recognition, customer invoicing, and collections produces accounts receivable, contract assets, and contract liabilities in the unaudited condensed consolidated balance sheets. The following table summarizes contract assets and liabilities:

	March 31, 2022	December 31, 2021
	(In millions)
Contract assets	$378.6	$359.6
Reserve for overhead rate disallowance	(6.6)	(5.4)
Contract assets, net of reserve	372.0	354.2
Contract liabilities	366.7	366.5
Net contract assets (liabilities), net of reserve	$5.3	$(12.3)
Net contract assets increased by $17.6 million from December 31, 2021, primarily due to an increase in unbilled receivables. During the three months ended March 31, 2022, the Company recognized sales of $121.8 million that were included in the Company's contract liabilities as of December 31, 2021.
As of March 31, 2022, the Company’s total remaining performance obligations, also referred to as backlog, totaled $6.4 billion. The Company expects to recognize approximately 37%, or $2.4 billion, of the remaining performance obligations as sales over the next twelve months, an additional 26% the following twelve months, and 37% thereafter.
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

	Three months ended March 31,
	2022	2021
Fixed-price	56%	51%
Cost-reimbursable	44	49
The principal end user customers are primarily agencies of the U.S. government as illustrated in the following table:

	Three months ended March 31,
	2022	2021
U.S. government	95%	97%
Non U.S. government	5	3
The Company's Real Estate segment represented less than 1% of the Company's net sales for the three months ended March 31, 2022 and 2021.

Note 4. Stock-Based Compensation
The following table summarizes stock-based compensation by type of award:

	Three months ended March 31,
	2022	2021
	(In millions)
Stock Appreciation Rights	$(4.9)	$(1.7)
Restricted stock and restricted stock units, service based	1.4	1.3
Restricted stock and restricted stock units, performance based	2.6	2.9
Employee stock purchase plan	—	0.3
Total stock-based compensation (benefit) expense	$(0.9)	$2.8
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

		Fair value measurement as of March 31, 2022
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
	(In millions)
Money market funds	$360.5	$360.5	$—	$—
Registered investment companies	1.2	1.2	—	—
Commercial paper	139.9	—	139.9	—
Equity securities	10.1	10.1	—	—
Total	$511.7	$371.8	$139.9	$—

		Fair value measurement as of December 31, 2021
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
	(In millions)
Money market funds	$388.6	$388.6	$—	$—
Registered investment companies	1.3	1.3	—	—
Commercial paper	35.0	—	35.0	—
Equity securities	10.6	10.6	—	—
Total	$435.5	$400.5	$35.0	$—
As of March 31, 2022 and December 31, 2021, the total estimated fair value for commercial paper was classified as cash and cash equivalents as the remaining maturity at date of purchase was less than three months.
The carrying amounts of certain of the Company’s financial instruments, including cash and cash equivalents, restricted cash, accounts receivable, accounts payable, accrued compensation, and other accrued liabilities, approximate fair value because of their short maturities.
The following table summarizes the estimated fair value and principal amount for outstanding debt obligations excluding finance lease obligations:

	Fair Value		Principal Amount
	March 31, 2022	December 31, 2021	March 31, 2022	December 31, 2021
	(In millions)
Term loan	$269.8	$275.8	$275.6	$282.2
2 1/4% Notes	229.9	266.1	145.9	145.9
Total	$499.7	$541.9	$421.5	$428.1
The fair value of the 2¼% Notes was determined using broker quotes that are based on open markets for the Company's debt securities (Level 2 securities). The fair value of the term loan was estimated based on a third-party model used to derive a relative value price using comparable corporate loans within a similar industry, credit quality, and currency.
b. Accounts Receivable

	March 31, 2022	December 31, 2021
	(In millions)
Billed receivables under long-term contracts	$143.2	$60.3
Other trade receivables	0.2	0.3
Accounts receivable	$143.4	$60.6

c. Other Current Assets

	March 31, 2022	December 31, 2021
	(In millions)
Deferred costs recoverable from the U.S. government	$40.4	$37.4
Income tax receivable	—	13.8
Inventories	11.1	10.0
Prepaid expenses	15.5	15.3
Other	26.6	23.0
Other current assets	$93.6	$99.5
d. Property, Plant and Equipment, net

	March 31, 2022	December 31, 2021
	(In millions)
Land	$71.1	$71.1
Buildings and improvements	505.1	503.0
Machinery and equipment, including capitalized software	501.6	499.1
Construction-in-progress	48.8	50.0
	1,126.6	1,123.2
Less: accumulated depreciation	(713.3)	(702.1)
Property, plant and equipment, net	$413.3	$421.1
e. Other Noncurrent Assets

	March 31, 2022	December 31, 2021
	(In millions)
Real estate held for entitlement and leasing	$103.8	$103.7
Deferred costs recoverable from the U.S. government	62.2	62.1
Receivable from Northrop Grumman Corporation for environmental remediation costs	33.0	34.5
Other	37.3	43.0
Other noncurrent assets	$236.3	$243.3

f. Other Current Liabilities

	March 31, 2022	December 31, 2021
	(In millions)
Accrued compensation and employee benefits	$103.5	$122.0
Income taxes payable	42.7	—
Other	66.9	50.7
Other current liabilities	$213.1	$172.7
As of March 31, 2022, the income tax payable balance totaled $42.7 million. The increase in the income tax payable balance compared with an income tax receivable balance of $13.8 million as of December 31, 2021, is primarily the result of the elimination of the option for the Company to deduct Research and Development ("R&D") expenditures in the current period and requires the Company to capitalize such costs and amortize the costs over five years when incurred in the U.S.
Note 6. Income Taxes

	Three months ended March 31,
	2022	2021
	(In millions)
Income tax provision	$10.5	$5.6
In the three months ended March 31, 2022, the income tax provision was $10.5 million for an effective tax rate of 27.4%. The Company’s effective tax rate differed from the 21% statutory federal income tax rate primarily due to state income taxes and certain expenditures which are permanently not deductible for tax purposes, partially offset by the impact of R&D credits and original issue discount on convertible debt.
In the three months ended March 31, 2021, the income tax provision was $5.6 million for an effective tax rate of 23.6%. The Company’s effective tax rate differed from the 21% statutory federal income tax rate primarily due to state income taxes and certain expenditures which are permanently not deductible for tax purposes, partially offset by the impact of R&D credits.
A valuation allowance is required when it is more-likely-than-not that all or a portion of deferred tax assets may not be realized. Assessing the need for a valuation allowance requires management to evaluate, on a quarterly basis, all available evidence, both positive and negative. As of March 31, 2022, the Company continues to believe that the weight of the positive evidence outweighed the negative evidence regarding the realization of its net deferred tax assets.
Note 7. Long-term Debt

	March 31, 2022	December 31, 2021
	(In millions)
Term loan, bearing interest at variable rates (rate of 2.21% as of March 31, 2022), maturing in September 2023	$275.6	$282.2
Unamortized deferred financing costs	(0.7)	(0.8)
Total senior debt	274.9	281.4
Convertible senior notes, bearing interest at 2.25% per annum, interest payments due in June and December, maturing in December 2023	145.9	145.9
Unamortized discount and deferred financing costs	(0.7)	(9.4)
Total convertible senior notes	145.2	136.5
Finance leases	42.9	43.4
Total other debt	42.9	43.4
Total debt, net of unamortized discount and deferred financing costs	463.0	461.3
Less: Amounts due within one year	(177.3)	(166.7)
Total long-term debt, net of unamortized discount and deferred financing costs	$285.7	$294.6
Senior Credit Facility
The senior secured senior credit facility (the "Senior Credit Facility") matures on September 20, 2023, and consists of (i) a $650.0 million revolving line of credit (the "Revolver") and (ii) a $350.0 million term loan (the "Term Loan").
As of March 31, 2022, the Company had zero borrowings under the Revolver and issued $27.8 million in letters of credit.
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
The Term Loan amortized at a rate of 7.5% per annum as of March 31, 2022, and increasing to 10.0% per annum from December 31, 2022, to be paid in equal quarterly installments with any remaining amounts, along with outstanding borrowings under the Revolver, due on the maturity date. Outstanding borrowings under the Revolver and the Term Loan may be voluntarily repaid at any time, in whole or in part, without premium or penalty.
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
The Company was in compliance with its financial and non-financial covenants as of March 31, 2022.
2¼% Convertible Senior Notes
The Company adopted the new accounting guidance for convertible instruments effective January 1, 2022, using the modified retrospective method, with the cumulative effect recognized as of January 1, 2022. The primary impact of the new guidance was removing the requirement for the Company to account for beneficial conversion features and cash conversion features in equity, separately from the 2¼% Notes and requires the Company to use the if-converted method for the 2¼% Notes in the diluted earnings per share calculation. See Notes 1 and 2 for additional information.
On December 14, 2016, the Company issued $300.0 million aggregate principal amount of 2¼% Notes in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended.
Holders may convert their 2¼% Notes at their option from April 1, 2022, through June 30, 2022, because the Company's closing stock price exceeded $33.80 for at least 20 days in the 30 day period prior to March 31, 2022. The Company has a stated intention to cash settle the principal amount of the 2¼% Notes with the conversion premium to be settled in common shares. Accordingly, the net balance of the 2¼% Notes of $145.2 million is classified as a current liability as of March 31, 2022.
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
The following table summarizes information regarding the 2¼% Notes (in millions, except years, percentages, conversion rate, and conversion price):

	March 31, 2022	December 31, 2021
Remaining amortization period (years)	1.75	2.0
Effective interest rate	2.6%	5.8%
Conversion rate (shares of common stock per $1,000 principal amount)	38.4615	38.4615
Conversion price (per share of common stock)	$26.00	$26.00
Based on the Company's closing stock price of $39.35 on March 31, 2022, the if-converted value of the 2¼% Notes exceeded the aggregate principal amount of the 2¼% Notes by $74.9 million.
The following table presents the interest expense components for the 2¼% Notes:

	Three months ended March 31,
	2022	2021
	(In millions)
Interest expense-contractual interest	$0.8	$0.8
Interest expense-amortization of debt discount (see discussion above)	—	1.1
Interest expense-amortization of deferred financing costs	0.1	0.1

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
Merger-Related FTC Litigation
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
Proxy Contest Litigation
In early 2022, disagreements relating to the election of directors to the Company’s Board at the Company’s 2022 Annual Meeting of Stockholders (the "Annual Meeting") developed among the Company’s directors. The Company’s eight-member Board was evenly divided between Warren G. Lichtenstein, James R. Henderson, Audrey A. McNiff and Martin Turchin (the "LHMT Directors") and Thomas Corcoran, General Kevin P. Chilton USAF (Ret.), Eileen P. Drake and General Lance W. Lord, USAF (Ret.) (the "CCDL Directors"). On January 28, 2022, SPH Group Holdings LLC (SPH), a company affiliated with Mr. Lichtenstein, nominated a slate of seven directors, including the LHMT Directors, for election. The directors then filed two separate lawsuits in the Court of Chancery of the State of Delaware. On February 7, 2022, the LHMT Directors filed C.A. No. 2022-0127-LWW and on February 11, 2022, the CCDL Directors filed C.A. No. 2022-0146-LWW.
The LHMT Complaint
The LHMT Directors filed suit against the CCDL Directors and named the Company as a nominal party to the lawsuit. The LHMT Directors sought, among other things:
•A declaratory judgment that no CCDL Director nor Aerojet officer, director, employee or anyone else acting or purporting to act on the Company’s behalf may speak on behalf of the Company or take any action on behalf of the Company without proper authorization from the Board or a duly authorized committee of the Board under Delaware law;
•A declaratory judgment that, so long as the Board is evenly divided regarding the election at the Annual Meeting, no officer, employee, advisor or agent of the Company shall take action on behalf of the Company for the purpose of directly or indirectly supporting either the LHMT Directors or the CCDL Directors in connection with the election at the Annual Meeting. Instead, so long as the Board is evenly divided in connection with the election, the Company must remain neutral on that subject;
•A declaration that alleged actions purportedly taken by the CCDL Directors on behalf of the Company without proper authorization were unauthorized, invalid and void;
•A permanent injunction prohibiting the CCDL Directors from taking any action or purporting to take any action on behalf of the Company without proper authorization; and
•A permanent injunction specifying that the Company and its officers, employees agents and advisors in their capacity as such shall remain neutral in any electoral dispute between the LHMT Directors and the CCDL Directors.
The LHMT Directors also moved for a temporary restraining order, which the CCDL Directors opposed and which would, among other things, prevent the CCDL Directors and Aerojet’s officers, directors, employees, advisors, and agents, without prior written approval of the Board, from (1) making any public statements or disclosures, on behalf of or in the name of the Company in support of the election efforts of any candidate for election at the Annual Meeting and (2) acting on behalf of or in the name of the Company or using Company resources in support of the election efforts of any candidate for election at the Annual Meeting.

The CCDL Complaint
The CCDL Directors filed suit against the LHMT Directors and SPH, and named the Company as a plaintiff and a nominal defendant in the lawsuit. The LHMT Directors dispute that the CCDL Directors were authorized to name the Company as a plaintiff.
The CCDL Directors sought, among other things:
•The appointment of a special committee of Gen. Chilton, Mr. Corcoran, and Gen. Lord to manage the Company’s response to the alleged proxy contest launched by the LHMT Directors, or, in the alternative, appointment of a custodian pursuant to 8 Del. C. § 226(a)(2);
•A declaration that the LHMT Directors are interested with respect to the alleged proxy contest by virtue of their inclusion in SPH’s nominated slate;
•A declaration that the LHMT Directors breached their fiduciary duties by allegedly engaging in unauthorized communications regarding the Lockheed Martin merger and by allegedly participating in discussions regarding, and voting on, matters in which they are self-interested;
•A declaration that the LHMT Directors breached their fiduciary duties by allegedly failing to disclose material information about Mr. Lichtenstein’s alleged machinations to take control of Aerojet in their filing with the Securities and Exchange Commission regarding SPH’s nomination of directors and a declaration that the notice on that topic had violated the Company’s advance-notice bylaw for the same reason; and
•The removal of Mr. Lichtenstein as a director as a consequence for alleged breaches of his fiduciary duty of loyalty, pursuant to 8 Del. C. § 225(c).
Consolidation and Development of the LHMT and CCDL Actions
At a hearing on February 15, 2022, the Court of Chancery granted the LHMT Plaintiffs’ motion for a temporary restraining order and ordered the parties to submit a proposed form of order reflecting the Court’s instructions issued during the hearing. The Court also noted the parties’ agreement to consolidate the two separately filed cases, and ordered the parties to submit a proposed order.
On February 23, 2022, the Court of Chancery entered a temporary restraining order that provided, among other things, that:
•No party to this Action, no officer, director, employee, advisor or agent of the Company, no person or entity purporting to have authority over the Company, and no person or entity acting in concert with any of the foregoing who has notice of this order, shall, absent prior written Board approval (i) make any public statement, issue any press release or make any disclosure on behalf of or in the name of the Company in support of the election efforts of any candidate for election at the Company’s 2022 Annual Meeting, or (ii) take action on behalf of or in the name of the Company or use or otherwise deploy Company funds or other Company resources in support of the election efforts of any candidate for election at the Annual Meeting.
•The Company shall retain independent counsel agreed upon and authorized by at least 5 members of the Board in connection with the two actions filed by the directors.
On February 25, 2022, the Court of Chancery entered an order consolidating the foregoing actions into one action captioned In Re Aerojet Rocketdyne Holdings, Inc., (Consolidated C.A. No. 2022-0127-LWW), and setting a trial date for the combined actions of May 23-25, 2022.
On March 1, 2022, the CCDL Directors nominated a slate of directors for election to the Company’s board.
On March 7, 2022, the CCDL Directors dismissed without prejudice the claims they had asserted in the CCDL Complaint. The claims that were purportedly asserted by the Company in the CCDL Complaint remain pending as of March 31, 2022.
On March 22, 2022, the Court of Chancery held a hearing on the CCDL Directors’ motion for entry of a final order and judgment and the LHMT Directors’ motions for leave to supplement their complaint and to enforce the Court’s temporary restraining order. The Court denied the CCDL Directors’ motion and granted the LHMT Directors’ motions, ordering that neutral counsel to represent the Company in this action shall be retained, by the agreement of at least 5 members of the Company’s Board, within seven days of this Order. The Company has since retained neutral counsel in accordance with the Court’s orders.
Asbestos Litigation
The Company has been, and continues to be, named as a defendant in lawsuits alleging personal injury or death and seeking various monetary damages due to exposure to asbestos in building materials, products, or in manufacturing operations. The majority of cases are pending in Illinois state courts. There were 133 asbestos cases pending as of March 31, 2022.
Given the lack of any significant consistency to claims (i.e., as to product, operational site, or other relevant assertions) filed against the Company, the Company is generally unable to make a reasonable estimate of the future costs of pending claims or unasserted claims. The aggregate settlement costs and legal and administrative fees associated with the Company’s asbestos litigation has been immaterial for the last three years. As of March 31, 2022, the Company has accrued an immaterial amount related to pending claims.

United States ex. rel. Markus vs. Aerojet Rocketdyne Holdings
In the case captioned United States ex. rel. Markus vs. Aerojet Rocketdyne Holdings, Inc. et al., Case No. 2:15-CV-02245- WBS-AC, the Department of Justice completed its review of the case and declined to intervene in June 2018. The case was originally filed under seal in the U.S. District Court, Eastern District of California in September 2017 and alleged causes of action against the Company based on false claims, retaliation, and wrongful termination of employment seeking injunctive relief, civil penalties, and compensatory and punitive damages. In February 2019, the Company filed a Motion to Dismiss the False Claims Act ("FCA") counts of the complaint and a Motion to Compel Arbitration on the employment based claims. In May 2019, the court dismissed one count of the FCA claim, denied the motion to dismiss the remaining FCA counts, and moved the employment based claims to arbitration. In September 2021, each party filed a motion for summary judgment. In February 2022, the Court denied Relator’s motion for summary judgment in full and granted the Company’s motion for summary judgment in part. Specifically, the Court rejected Relator’s false certification allegations in their entirety while also significantly diminishing the number of U.S. government contracts at issue in the litigation, which number excludes both the majority of contracts specified in Relator’s Second Amended Complaint ("SAC") as well as numerous contracts regarding which Relator purported to make claims but that were not specified in the SAC. The Court found disputed issues of material fact with regard to the remaining contracts. Trial in this matter commenced on April 26, 2022. On April 27, 2022, the Company agreed to a settlement in principle as to Relator’s remaining FCA claims in the amount of $9.0 million, as well as an attorney’s fee award of $3.0 million. The settlement is subject to final approval by the U.S. Department of Justice.
City of Wabash, Indiana v. Aerojet Rocketdyne Holdings
On November 15, 2021, a lawsuit entitled City of Wabash, Indiana v. Aerojet Rocketdyne Holdings, Inc., Case No. 3:21-cv-878 was filed in the United States District Court for the Northern District of Indiana against the Company alleging causes of action under the Comprehensive Environmental Response Compensation and Liability Act and the Indiana Environmental Legal Action Statute and seeking damages, reasonable attorneys’ fees and costs. The action was served on the Company on January 11, 2022. The Company will vigorously contest the complaint’s allegations and has not recorded any liability for this matter as of March 31, 2022.
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
As of March 31, 2022, the aggregate range of these anticipated environmental costs was $293.7 million to $451.2 million and the accrued amount was $293.7 million. See Note 8(c) for a summary of the environmental reserve activity. Of these accrued liabilities, approximately 98% relates to the Company’s U.S. government contracting business, and a portion of this liability is recoverable. The significant environmental sites are discussed below. The balance of the accrued liabilities, which are not recoverable from the U.S. government, relate to other sites for which the Company’s obligations are probable and estimable.
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
As of March 31, 2022, the estimated range of anticipated costs discussed above for the Sacramento, California site was $215.2 million to $349.2 million and the accrued amount was $215.2 million included as a component of the Company’s environmental reserves. Expenditures associated with this matter are partially recoverable. See Note 8(c) for further discussion on recoverability.
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
As of March 31, 2022, the estimated range of anticipated costs was $61.6 million to $74.3 million and the accrued amount was $61.6 million included as a component of the Company’s environmental reserves. Expenditures associated with this matter are partially recoverable. See Note 8(c) for further discussion on recoverability.
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

The following table summarizes the Company’s environmental reserve activity:

	Aerojet Rocketdyne- Sacramento	Aerojet Rocketdyne- BPOU	Other Aerojet Rocketdyne Sites	Total Aerojet Rocketdyne	Other	Total Environmental Reserve
	(In millions)
December 31, 2021	$214.7	$64.7	$11.8	$291.2	$5.2	$296.4
Additions/Adjustments	3.8	(0.4)	0.2	3.6	—	3.6
Expenditures	(3.3)	(2.7)	(0.3)	(6.3)	—	(6.3)
March 31, 2022	$215.2	$61.6	$11.7	$288.5	$5.2	$293.7
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

Total reimbursable costs under the Northrop Agreement	$189.7
Amount reimbursed to the Company through March 31, 2022	(150.7)
Receivable from Northrop included in the unaudited balance sheet at March 31, 2022	$39.0
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

	Three months ended March 31,
	2022	2021
	(In millions)
Expense to unaudited condensed consolidated statements of operations	$0.4	$0.5
d. Arrangements with Off-Balance Sheet Risk
As of March 31, 2022, arrangements with off-balance sheet risk consisted of:
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
Note 9. Retirement Benefits
The following table presents the components of retirement benefits expense (income):

	Pension Benefits		Postretirement Medical and Life Insurance Benefits
	Three months ended March 31,
	2022	2021	2022	2021
	(In millions)
Interest cost on benefit obligation	$8.9	$8.4	$0.1	$0.1
Expected return on assets	(15.7)	(15.3)	—	—
Amortization of net losses (gains)	7.7	15.9	(0.7)	(0.6)
Retirement benefits expense (income)	$0.9	$9.0	$(0.6)	$(0.5)

Note 10. Operating Segments and Related Disclosures
The Company’s operations are organized into two operating segments based on different products and customer bases: Aerospace and Defense, and Real Estate. The following table presents selected financial information for each reportable segment:

	Three months ended March 31,
	2022	2021
	(In millions)
Net Sales:
Aerospace and Defense	$510.5	$495.5
Real Estate	0.6	0.6
Total Net Sales	$511.1	$496.1
Segment Performance:
Aerospace and Defense	$62.7	$52.4
Environmental remediation provision adjustments	(0.4)	(0.4)
GAAP/Cost Accounting Standards retirement benefits expense difference	9.2	3.2
Unusual items (see Note 11)	(16.3)	(1.7)
Aerospace and Defense Total	55.2	53.5
Real Estate	(0.1)	(0.3)
Total Segment Performance	$55.1	$53.2
Reconciliation of segment performance to income before income taxes:
Segment performance	$55.1	$53.2
Interest expense	(3.9)	(5.1)
Interest income and other	(0.2)	0.6
Stock-based compensation	0.9	(2.8)
Corporate retirement benefits	—	(1.7)
Corporate and other	(8.2)	(5.6)
Unusual items (see Note 11)	(5.4)	(14.9)
Income before income taxes	$38.3	$23.7
The following table summarizes customers that represented more than 10% of net sales:

	Three months ended March 31,
	2022	2021
Lockheed Martin	34%	27%
NASA	18	26
Raytheon Technologies Corporation	17	15
Note 11. Unusual Items
The following table presents total unusual items in the unaudited condensed consolidated statements of operations:

	Three months ended March 31,
	2022	2021
	(In millions)
Unusual items
Legal matters (component of other expense, net)	$16.1	$—
Proxy contest and related litigation costs (component of other expense, net)	3.1	—
Terminated merger costs (component of other expense, net)	2.5	7.5
Loss on debt	—	9.1
	$21.7	$16.6
In the three months ended March 31, 2022, the Company incurred $16.1 million associated with legal matters. See Note 8(a) for additional information.
In the three months ended March 31, 2022, the Company incurred $3.1 million of costs associated with the proxy contest and related litigation costs. See Note 8(a) for additional information.
In the three months ended March 31, 2022 and 2021, the Company incurred terminated merger costs of $2.5 million and $7.5 million, respectively. See Note 1 for additional information. The components of the terminated merger costs are as follows (in millions):

	Three months ended March 31,
	2022	2021
	(In millions)
Legal	$1.8	$4.6
Employee compensation	0.3	2.1
Consulting and other professional costs	0.4	0.8
	$2.5	$7.5
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
Note 12. Revision of Previously Issued Financial Statements
As disclosed in Note 1, during the three months ended March 31, 2022, the Company identified an immaterial error in its accounting for income taxes associated with its 2¼% Notes. Upon issuance of the 2¼% Notes in 2016, the Company did not record the applicable deferred tax liability associated with the conversion option that had been recorded in other capital, which resulted in an overstatement of other capital, an overstatement of deferred income taxes, an overstatement of other current assets, net and an error in income tax expense in subsequent periods. The Company evaluated the errors and concluded that the errors were not material, either individually or in aggregate, to its current or previously issued consolidated financial statements.
Due to the immaterial error related to the accounting for income taxes associated with the 2¼% Notes, the opening other capital balance as of January 1, 2019, 2020, and 2021 was overstated by $20.9 million. Additionally, the opening retained earnings balance as of January 1, 2019 and 2020, was understated by $7.9 million and $8.0 million, respectively, and the opening accumulated deficit as of January 1, 2021, was overstated by $7.8 million. During 2021 income tax expense was overstated by $2.9 million resulting in a cumulative understatement of retained earnings of $10.7 million as of December 31, 2021.
There were no changes to the unaudited condensed consolidated statement of operations and condensed consolidated statement of comprehensive income for the three months ended March 31, 2021. The revision to the accompanying unaudited condensed consolidated balance sheet, condensed consolidated statement of stockholders’ equity, and condensed consolidated statement of cash flows are as follows.

Condensed Consolidated Balance Sheet

	As of December 31, 2021
	As Reported	Adjustments	As Revised
	(In millions)
ASSETS
Current Assets
Cash and cash equivalents	$700.4	$—	$700.4
Restricted cash	3.0	—	3.0
Marketable securities	10.6	—	10.6
Accounts receivable, net	60.6	—	60.6
Contract assets	354.2	—	354.2
Other current assets, net	107.8	(8.3)	99.5
Total Current Assets	1,236.6	(8.3)	1,228.3
Noncurrent Assets
Right-of-use assets	52.6	—	52.6
Property, plant and equipment, net	421.1	—	421.1
Recoverable environmental remediation costs	226.2	—	226.2
Deferred income taxes	57.5	(1.9)	55.6
Goodwill	161.4	—	161.4
Intangible assets	34.9	—	34.9
Other noncurrent assets, net	243.3	—	243.3
Total Noncurrent Assets	1,197.0	(1.9)	1,195.1
Total Assets	$2,433.6	$(10.2)	$2,423.4
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Current portion of long-term debt	$166.7	$—	$166.7
Accounts payable	132.2	—	132.2
Reserves for environmental remediation costs	37.7	—	37.7
Contract liabilities	366.5	—	366.5
Other current liabilities	172.7	—	172.7
Total Current Liabilities	875.8	—	875.8
Noncurrent Liabilities
Long-term debt	294.6	—	294.6
Reserves for environmental remediation costs	258.7	—	258.7
Pension benefits	255.9	—	255.9
Operating lease liabilities	41.3	—	41.3
Other noncurrent liabilities	173.8	—	173.8
Total Noncurrent Liabilities	1,024.3	—	1,024.3
Total Liabilities	1,900.1	—	1,900.1
Commitments and contingencies (Note 8)
Stockholders’ Equity
Common stock	8.0	—	8.0
Other capital	599.0	(20.9)	578.1
Treasury stock at cost	(64.4)	—	(64.4)
Retained earnings	91.9	10.7	102.6
Accumulated other comprehensive loss, net of income taxes	(101.0)	—	(101.0)
Total Stockholders’ Equity	533.5	(10.2)	523.3
Total Liabilities and Stockholders’ Equity	$2,433.6	$(10.2)	$2,423.4

Condensed Consolidated Statements of Stockholders’ Equity

	Three Months Ended March 31, 2021
	As Reported	Adjustments	As Revised
	(In millions)
Common stock	$8.0	$—	$8.0
Other capital	583.3	(20.9)	562.4
Treasury stock	(64.4)	—	(64.4)
Accumulated deficit	(33.8)	7.8	(26.0)
Accumulated other comprehensive loss	(216.1)	—	(216.1)
Total stockholders' equity	$277.0	$(13.1)	$263.9
Condensed Consolidated Statement of Cash Flows

	Three Months Ended March 31, 2021
	As Reported	Adjustments	As Revised
	(In millions)
Operating Activities
Net income	$18.1	$—	$18.1
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	15.2	—	15.2
Amortization of debt discount and deferred financing costs	1.5	—	1.5
Stock-based compensation	2.8	—	2.8
Retirement benefits, net	(2.5)	—	(2.5)
Loss on debt	9.1	—	9.1
Other, net	(0.3)	—	(0.3)
Changes in assets and liabilities:
Accounts receivable, net	(130.7)	—	(130.7)
Contract assets	(11.9)	—	(11.9)
Other current assets, net	11.1	3.0	14.1
Recoverable environmental remediation costs	3.9	—	3.9
Other noncurrent assets	2.3	—	2.3
Accounts payable	(27.4)	—	(27.4)
Contract liabilities	29.9	—	29.9
Other current liabilities	14.6	—	14.6
Deferred income taxes	—	(3.0)	(3.0)
Reserves for environmental remediation costs	(5.3)	—	(5.3)
Other noncurrent liabilities and other	0.2		0.2
Net Cash Used in Operating Activities	(69.4)	—	(69.4)
Investing Activities
Net Cash Used in Investing Activities	(5.7)	—	(5.7)
Financing Activities
Net Cash Used in Financing Activities	(570.7)	—	(570.7)
Net Decrease in Cash, Cash Equivalents and Restricted Cash	(645.8)	—	(645.8)
Cash, Cash Equivalents and Restricted Cash at Beginning of Year	1,152.5	—	1,152.5
Cash, Cash Equivalents and Restricted Cash at End of Year	$506.7	$—	$506.7

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
The preparation of the consolidated financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates. In addition, our operating results for interim periods may not be indicative of the results of operations for a full year or future periods. This section contains a number of forward-looking statements, all of which are based on current expectations and are subject to risks and uncertainties including those described in this Quarterly Report under the heading "Forward-Looking Statements" and as further detailed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021, and Part II, Item 1A of this Quarterly Report. Actual results may differ materially. This section should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2021, and periodic reports subsequently filed with the Securities and Exchange Commission ("SEC").
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
Financial Highlights
A summary of the significant financial highlights for the three months ended March 31, 2022, which management uses to evaluate our operating performance and financial condition, is presented below.

	Three months ended March 31,
	2022	2021
	(In millions, except percentage and per share amounts)
Net sales	$511.1	$496.1
Net income	27.8	18.1
Net income as a percentage of net sales	5.4%	3.6%
Adjusted Net Income (Non-GAAP measure*)	36.9	29.3
Adjusted Net Income (Non-GAAP measure*) as a percentage of net sales	7.2%	5.9%
Earnings Per Share ("EPS") - Diluted	0.33	0.22
Adjusted EPS (Non-GAAP measure*)	0.44	0.36
Adjusted EBITDAP (Non-GAAP measure*)	69.3	58.5
Adjusted EBITDAP (Non-GAAP measure*) as a percentage of net sales	13.6%	11.8%
Cash used in operating activities	(75.0)	(69.4)
Free cash flow (Non-GAAP measure*)	(77.2)	(73.2)
_________
* We provide Non-GAAP measures as a supplement to financial results presented in accordance with GAAP. A reconciliation of the Non-GAAP measures to the most directly comparable GAAP measures is presented later in the Management’s Discussion and Analysis under the heading "Use of Non-GAAP Financial Measures."
Our business outlook is affected by both increasing complexity in the global security environment and continuing worldwide economic pressures, including those resulting from the military conflict between Russia and Ukraine, and continuing uncertainties related to the Coronavirus ("COVID-19") pandemic. A significant component of our strategy in this environment is to focus on protecting our employees' health and safety, delivering excellent performance to our customers, driving improvements and efficiencies across our operations, and creating value through the enhancement and expansion of our business.
While we continue to focus on maintaining a healthy and robust workforce, COVID19 and other global economic factors have also impacted the labor market causing more competition among employers, including us, and making it more difficult to find and retain quality employees. We are also periodically subject to our competitors seeking to entice our employees to leave the Company. Ongoing uncertainty surrounding internal governance matters and other recent developments, including the termination of the Merger Agreement with Lockheed Martin, have also impacted our ability to retain qualified employees at various levels within the Company.
Some of the significant challenges we face are as follows: uncertainty associated with our dependence upon U.S. government programs and contracts, future reductions or changes in U.S. government spending in our markets, environmental matters, capital structure, underfunded pension plan, cyber security and other security threats, and the COVID-19 pandemic and the actions taken by governments.
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

	Three months ended March 31,
	2022	2021
U.S. government	95%	97%
Non U.S. government	5	3
The following table summarizes the percentages of net sales for significant programs, all of which are included in the U.S. government sales and are comprised of multiple contracts:

	Three months ended March 31,
	2022	2021
RS-25	15%	22%
Standard Missile	12	12
Patriot Advanced Capability-3 ("PAC-3")	12	6
Terminal High Altitude Area Defense ("THAAD")	8	9
The following table summarizes customers that represented more than 10% of net sales, each of which involves sales of several product lines and programs:

	Three months ended March 31,
	2022	2021
Lockheed Martin	34%	27%
NASA	18	26
Raytheon Technologies Corporation	17	15
Industry Update
Our primary aerospace and defense customers include DoD, NASA, and the prime contractors that supply products to these customers. We rely on U.S. government funding for aerospace and defense and our backlog depends, in large part, on the continued funding by the U.S. government for these programs. With enactment of the 2022 Consolidated Appropriations Act ("Public Law 117-103") on March 15, 2022, DoD and NASA are now funded for the remainder of government fiscal year 2022. In light of the Russian invasion of Ukraine, Public Law 117-103 also included supplemental funding to provide aid to Ukraine. Disruptions to our customer’s facilities or delays in supply chain as a result of COVID-19 could delay or decrease expenditures by U.S. government agencies. Such a decrease in DoD and/or NASA expenditures, the elimination or curtailment of a program in which we are or hope to be involved, or changes in payment patterns of our customers as a result of changes in U.S. government outlays, could have a material adverse effect on our operating results, financial condition, and/or cash flows.

Environmental Matters
Our current and former business operations are subject to, and affected by, federal, state, and local environmental laws and regulations relating to the discharge, treatment, storage, disposal, investigation, and remediation of certain materials, substances, and wastes. Our policy is to conduct our business with due regard for the preservation and protection of the environment. We periodically assess compliance with these regulations and we believe our current operations are materially in compliance with applicable environmental laws and regulations as of March 31, 2022.
The following table summarizes our recoverable amounts, environmental reserves, and range of liability, as of March 31, 2022:

	Recoverable Amounts (1)	Environmental Reserves	Estimated Range of Liability
	(In millions)
Sacramento	$189.4	$215.2	$215.2 - $349.2
Baldwin Park Operable Unit	54.2	61.6	61.6 - 74.3
Other Aerojet Rocketdyne sites	11.7	11.7	11.7 - 21.3
Other sites	0.7	5.2	5.2 - 6.4
Total	$256.0	$293.7	$293.7 - $451.2
_____
(1)Excludes the receivable from Northrop Grumman Corporation ("Northrop") of $39.0 million as of March 31, 2022, related to environmental costs already paid (and therefore not reserved) by us in prior years and reimbursable under our agreement with Northrop.
Environmental remediation costs are primarily incurred by our Aerospace and Defense segment, and certain of these costs are recoverable from our contracts with the U.S. government. We currently estimate approximately 12% of our future Aerospace and Defense segment environmental remediation costs will not likely be reimbursable and are expensed.
Capital Structure
We have a substantial amount of debt for which we are required to make interest and principal payments. Interest on long-term financing is not a recoverable cost under our U.S. government contracts. As of March 31, 2022, we had $463.0 million of debt outstanding.
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
Recent global disruptions, including disruptions caused by the COVID-19 pandemic as well as Russia’s invasion of Ukraine and the global response, have continued to cause significant economic uncertainty and volatility in financial markets which could adversely impact the funded status of our tax-qualified defined benefit pension plan. The funded status of our pension plan is impacted by the investment experience of the plan assets, by any changes in U.S. law, and by changes in the statutory interest rates used by the tax-qualified pension plan in the U.S. to calculate funding requirements. Accordingly, if the performance of our plan assets does not meet our assumptions, if there are changes to the Internal Revenue Service regulations or other applicable law or if other actuarial assumptions are modified, our future contributions to our underfunded pension plan could be higher than we expect.
Cyber Security and Other Security Threats
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
Russia’s invasion of Ukraine and the global response to the invasion has exacerbated these cyber and other security threats we face. We continue to assess our information technology systems and are engaged in cooperative efforts with our customers, suppliers, and subcontractors to seek to minimize the impact of cyber threats, other security threats or business disruptions.
COVID-19
During the three months ended March 31, 2022, our financial results and operations were not materially adversely impacted by the COVID-19 pandemic. The extent to which the Company’s future financial results could be impacted by the COVID-19 pandemic depends on future developments that are highly uncertain and cannot be predicted at this time. We are not aware of any specific event or circumstance that would require an update to its estimates or judgments or a revision of the carrying value of its assets or liabilities as of the date of issuance of this Quarterly Report on Form 10-Q. These estimates may change, as new events occur and additional information is obtained. Actual results could differ materially from these estimates under different assumptions or conditions.
The CARES Act was enacted on March 27, 2020, in response to the COVID-19 pandemic and the negative impacts that it has had on the global economy and U.S. companies. The CARES Act includes various financial measures to assist companies, including temporary changes to income and non-income-based tax laws. Through these provisions, as of March 31, 2022, we have delayed $10.7 million of payroll tax payments that otherwise would have been paid. Additionally, in accordance with the provisions of the CARES Act, we accelerated depreciation on qualified improvement property placed in service after December 31, 2017 for income tax purposes.
Proxy Contest
As disclosed in Note 8(a) in the Notes to Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report, there is an ongoing proxy contest and associated litigation involving members of our board of directors. In accordance with orders entered by the Court of Chancery on February 23 and March 22, 2022, the Company has retained neutral counsel with respect to the Company’s Annual Meeting, ongoing proxy contest and associated litigation. As of May 2, 2022, the date of the Annual Meeting and associated record date have not been set.
Results of Operations
Net Sales

	Three months ended March 31,
	2022	2021	Change*
	(In millions)
Net sales	$511.1	$496.1	$15.0
* Primary reason for change. The increase in net sales was primarily driven by the PAC-3 and Next Generation Interceptor ("NGI") programs partially offset by a decline on the RS-25 program.
Cost of Sales (exclusive of items shown separately below)

	Three months ended March 31,
	2022	2021	Change*
	(In millions, except percentage amounts)
Cost of sales (exclusive of items shown separately below)	$425.5	$418.0	$7.5
Percentage of net sales	83.3%	84.3%
* Primary reason for change. The decrease in cost of sales as a percentage of net sales was primarily driven by improved performance on the Standard Missile program.
Selling, General and Administrative Expense ("SG&A")

	Three months ended March 31,
	2022	2021	Change*
	(In millions, except percentage amounts)
Components of SG&A:
SG&A excluding stock-based compensation	$9.1	$6.2	$2.9
Stock-based compensation	(0.9)	2.8	(3.7)
SG&A	$8.2	$9.0	$(0.8)
Percentage of net sales	1.6%	1.8%
Percentage of net sales excluding stock-based compensation	1.8%	1.2%
* Primary reason for change. The decrease in SG&A expense was primarily driven by lower stock-based compensation partially offset by higher legal costs.

Depreciation and Amortization

	Three months ended March 31,
	2022	2021	Change*
	(In millions)
Components of depreciation and amortization:
Depreciation	$12.0	$11.2	$0.8
Amortization	1.7	3.3	(1.6)
Accretion	0.7	0.7	—
Depreciation and amortization	$14.4	$15.2	$(0.8)
* Primary reason for change. The decrease in depreciation and amortization expense was primarily due to the completion of amortization expense in the third quarter of 2021 for a significant portion of the customer related intangible assets associated with the acquisition of the Rocketdyne Business from United Technologies Corporation in 2013.
Other Expense, net

	Three months ended March 31,
	2022	2021	Change*
	(In millions)
Other expense, net	$20.3	$8.1	$12.2
* Primary reason for change. The increase in other expense, net was primarily due to $16.1 million of costs associated with legal matters and $3.1 million of costs associated with the proxy contest and associated litigation matter. These costs were partially offset by lower terminated merger costs incurred in the current period. See Note 11 of the Notes to Unaudited Condensed Consolidated Financial Statements for additional information.
Retirement Benefits Expense

	Three months ended March 31,
	2022	2021	Change*
	(In millions)
Components of retirement benefits expense:
Interest cost on benefit obligation	$9.0	$8.5	$0.5
Expected return on assets	(15.7)	(15.3)	(0.4)
Amortization of prior service costs	—	—	—
Amortization of net losses	7.0	15.3	(8.3)
Retirement benefits expense	$0.3	$8.5	$(8.2)
* Primary reason for change. The decrease in retirement benefits expense was primarily due to lower amortization of net actuarial losses as a result of an increase in the discount rate used to calculate benefits obligation at December 31, 2021.
Loss on debt

	Three months ended March 31,
	2022	2021	Change*
	(In millions)
Loss on debt	$—	$9.1	$(9.1)
* Primary reason for change. In the three months ended March 31, 2021, we settled $135.4 million of our 2¼% Notes as a result of receiving conversion notices from the holders of the 2¼% Notes. The principal amount of $135.4 million was settled in cash and the conversion premium was settled in 2.6 million common shares. We incurred a pre-tax charge of $9.1 million in the three months ended March 31, 2021, associated with the settlement of the 2¼% Notes.
Interest Income and Other

	Three months ended March 31,
	2022	2021	Change*
	(In millions)
Interest income and other	$(0.2)	$0.6	$(0.8)
* Primary reason for change. The decrease in interest income and other was primarily due to unrealized losses on marketable securities during the three months ended March 31, 2022 and lower average cash balances.

Interest Expense

	Three months ended March 31,
	2022	2021	Change*
	(In millions)
Components of interest expense:
Contractual interest and other	$3.5	$3.6	$(0.1)
Amortization of debt discount and deferred financing costs	0.4	1.5	(1.1)
Interest expense	$3.9	$5.1	$(1.2)
*Primary reason for change. The decrease in interest expense was primarily due to the adoption of the new accounting standard that eliminated the amortization of the debt discount effective January 1, 2022 (see Note 1 of the Notes to Unaudited Condensed Consolidated Financial Statements).
Income Taxes
The income tax provision was as follows:

	Three months ended March 31,
	2022	2021
	(In millions)
Income tax provision	$10.5	$5.6
In the three months ended March 31, 2022, the income tax provision was $10.5 million for an effective tax rate of 27.4%. Our effective tax rate differed from the 21% statutory federal income tax rate primarily due to state income taxes and certain expenditures which are permanently not deductible for tax purposes, partially offset by the impact of Research and Development ("R&D") credits and original issue discount on convertible debt.
In the three months ended March 31, 2021, the income tax provision was $5.6 million for an effective tax rate of 23.6%. Our effective tax rate differed from the 21% statutory federal income tax rate primarily due to state income taxes and certain expenditures which are permanently not deductible for tax purposes, partially offset by the impact of R&D credits.
Beginning in 2022, the Tax Cuts and Jobs Act of 2017, changed the deductibility rules of research and development expenditures. Accordingly, as of March 31, 2022, the income tax payable balance totaled $42.7 million resulting in a significant increase in the income tax payable balance compared with an income tax receivable position as of December 31, 2021. While it is possible that Congress may modify, defer or repeal this provision before it takes effect, we have no assurance that the provision will be modified, deferred or repealed. If this provision is not modified, deferred or repealed, it may have an adverse effect on our operating results, financial condition, and/or cash flows.
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
Aerospace and Defense Segment

	Three months ended March 31,
	2022	2021	Change*
	(In millions, except percentage amounts)
Net sales	$510.5	$495.5	$15.0
Segment performance	55.2	53.5	1.7
Segment margin	10.8%	10.8%
* Primary reason for change. The increase in net sales was primarily driven by the PAC-3 and NGI programs partially offset by a decline on the RS-25 program.
Segment margin was impacted by the following (i) costs associated with legal matters; (ii) lower retirement benefits expense; (iii) improved performance on the Standard Missile program; and (iv) lower costs associated with the terminated merger.
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

	Three months ended March 31,
	2022	2021
Fixed-price	56%	51%
Cost-reimbursable	44	49
During the three months ended March 31, 2022, we had $2.7 million of net unfavorable changes in contract estimates on operating results before income taxes compared with net unfavorable changes of $2.4 million during the three months ended March 31, 2021.
Real Estate Segment

	Three months ended March 31,
	2022	2021	Change
	(In millions)
Net sales	$0.6	$0.6	$—
Segment performance	(0.1)	(0.3)	0.2
Net sales and segment performance consist primarily of rental property operations.
Backlog
As of March 31, 2022, our total remaining performance obligations, also referred to as backlog, totaled $6.4 billion. We expect to recognize approximately 37%, or $2.4 billion, of the remaining performance obligations as sales over the next twelve months, an additional 26% the following twelve months, and 37% thereafter. A summary of our backlog is as follows:

	March 31, 2022	December 31, 2021
	(In billions)
Funded backlog	$2.8	$3.1
Unfunded backlog	3.6	3.7
Total backlog	$6.4	$6.8
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

	Three months ended March 31,
	2022	2021
	(In millions, except per share and percentage amounts)
Net income	$27.8	$18.1
Interest expense	3.9	5.1
Interest income and other	0.2	(0.6)
Income tax provision	10.5	5.6
Depreciation and amortization	14.4	15.2
GAAP retirement benefits expense	0.3	8.5
CAS recoverable retirement benefits expense	(9.5)	(10.0)
Unusual items	21.7	16.6
Adjusted EBITDAP	$69.3	$58.5
Net income as a percentage of net sales	5.4%	3.6%
Adjusted EBITDAP as a percentage of net sales	13.6%	11.8%

Net income	$27.8	$18.1
GAAP retirement benefits expense	0.3	8.5
CAS recoverable retirement benefits expense	(9.5)	(10.0)
Unusual items	21.7	16.6
Income tax impact of adjustments (1)	(3.4)	(3.9)
Adjusted Net Income	$36.9	$29.3

Diluted EPS	$0.33	$0.22
Adjustments	0.11	0.14
Adjusted EPS	$0.44	$0.36

Diluted weighted average shares, as reported and adjusted	85.8	80.7
________
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

	Three months ended March 31,
	2022	2021
	(In millions)
Net cash used in operating activities	$(75.0)	$(69.4)
Capital expenditures	(2.2)	(3.8)
Free Cash Flow	$(77.2)	$(73.2)
Because our method for calculating these Non-GAAP measures may differ from other companies’ methods, the Non-GAAP measures presented above may not be comparable to similarly titled measures reported by other companies. These measures are not recognized in accordance with GAAP, and we do not intend for this information to be considered in isolation or as a substitute for GAAP measures.
Liquidity and Capital Resources
We believe that our existing cash and cash equivalents and availability under the Senior Credit Facility coupled with cash generated from our future operations will provide sufficient funds to meet our operating plan for the next twelve months and the foreseeable future. As of March 31, 2022, we had $610.9 million of cash and cash equivalents as well as $622.2 million of available borrowings under our Senior Credit Facility. However, there are a number of factors that could positively or negatively impact our liquidity position, including:

•effects of the termination of the proposed merger with Lockheed Martin;
•the ongoing proxy contest and associated litigation;
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
•changes or clarifications to current tax law; and
•risks and uncertainties detailed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021, as updated in Part II, Item 1A of this Quarterly Report.
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
As of March 31, 2022, our combined balance of cash and cash equivalents and restricted cash decreased by $89.5 million to $613.9 million from a balance of $703.4 million as of December 31, 2021.
The cash used in operating activities in the three months ended March 31, 2022, of $75.0 million was primarily due to an increase in accounts receivable due to the timing of sales and billing during the quarter.
The cash used in investing activities in the three months ended March 31, 2022, of $2.2 million was related to capital expenditures.
Cash used in financing activities in the three months ended March 31, 2022, was $12.3 million primarily resulting from (i) debt cash payments of $7.1 million (see table below), and (ii) $5.2 million of net cash used by our equity plans and dividend payments.
The following table summarizes our debt principal activity:

	December 31, 2021	Cash Payments	March 31, 2022
	(In millions)
Term loan	$282.2	$(6.6)	$275.6
2 1/4% Notes	145.9	—	145.9
Finance leases	43.4	(0.5)	42.9
Total debt activity	$471.5	$(7.1)	$464.4
Senior Credit Facility
The Senior Credit Facility matures on September 20, 2023, and consists of (i) a $650.0 million revolving line of credit (the "Revolver") and (ii) a $350.0 million Term Loan. The Term Loan and any borrowings under the Revolver bear interest at LIBOR plus an applicable margin ranging from 175 to 250 basis points based on our leverage ratio (the "Consolidated Net Leverage Ratio") measured at the end of each quarter. In addition to interest, we must pay certain fees including (i) letter of credit fees ranging from 175 to 250 basis points per annum on the amount of issued but undrawn letters of credit and eurocurrency rate loans and (ii) commitment fees ranging from 30 to 45 basis points per annum on the unused portion of the Revolver. The Term Loan amortized at a rate of 7.5% per annum as of March 31, 2022, and increasing to 10.0% per annum from December 31, 2022, to be paid in equal quarterly installments with any remaining amounts, along with outstanding borrowings under the Revolver, due on the maturity date. The Company was in compliance with its financial and non-financial covenants as of March 31, 2022.
Other Information
There have been no material changes to our known contractual obligations and other obligations as previously reported in our Annual Report on Form 10-K for the year ended December 31, 2021.
As part of our ongoing business, we have not participated in transactions that generate material relationships with unconsolidated entities or financial partnerships, as is defined in rules promulgated by the SEC, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. See Note 8(d) in the Notes to Unaudited Condensed Consolidated Financial Statements for information relating to our off-balance sheet risk.
Critical Accounting Policies and Estimates
Our financial statements have been prepared with GAAP, which require management to make judgments, estimates and assumptions that affect the reported amounts of assets and liabilities, net revenue and expenses, and the disclosure of contingent assets and liabilities. Our estimates are based on historical experience and assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. We believe that the accounting estimates employed and the resulting balances are reasonable; however, actual results may differ from these estimates and such differences may be material. We believe the following critical accounting policies are most affected by our accounting policies and estimates: revenue recognition, retirement benefit plans, environmental remediation costs and recoveries, and income taxes. Except for income taxes, which are not allocated to our operating segments, these areas affect the financial results of our business segments.
A detailed description of our significant accounting policies can be found in our most recent Annual Report on Form 10-K for the year ended December 31, 2021.There have been no material changes to these critical accounting policies.
Recently Adopted and Issued Accounting Pronouncements
See Note 1 of the Notes to Unaudited Condensed Consolidated Financial Statements for information relating to our discussion of the effects of recent adopted and issued accounting pronouncements.
Forward-Looking Statements
Certain information contained in this report should be considered "forward-looking statements" as defined by Section 21E of the Private Securities Litigation Reform Act of 1995. All statements in this report other than historical information may be deemed forward-looking statements. These statements present (without limitation) the expectations, beliefs, plans and objectives of management and future financial performance and assumptions underlying, or judgments concerning, the matters discussed in the statements. The words "believe," "estimate," "anticipate," "project" and "expect," and similar expressions, are generally intended to identify forward-looking statements. Forward-looking statements involve certain risks, estimates, assumptions and uncertainties, including with respect to future sales and activity levels, cash flows, contract performance, the outcome of litigation and contingencies, environmental remediation and anticipated costs of capital. A variety of factors could cause actual results or outcomes to differ materially from those expected and expressed in our forward-looking statements. We caution you that any forward-looking statements made in this report are not guarantees of future performance, events or results, and you should not place undue reliance on these forward-looking statements, which speak only as of the date of this report. We do not intend, and we undertake no obligation, to update any forward-looking information to reflect new information, future events or otherwise, except as required by law. Important risk factors that could cause actual results or outcomes to differ from those expressed in the forward-looking statements are described in the section "Risk Factors" in Item 1A of our Annual Report to the SEC on Form 10-K for the year ended December 31, 2021, and include, but are not limited to, the following:
•    effects of the termination of the proposed merger with Lockheed Martin;
•the ongoing proxy contest and associated litigation;
•    the continuity of the Company's Board of Directors and management and their strategic oversight;
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
•    limitations associated with our stockholders' ability to obtain a favorable judicial forum for certain disputes due to the Delaware exclusive forum provision in our Certificate of Incorporation;
•    business disruptions to the extent not covered by insurance;
•    changes or clarifications to current tax law or procedural guidance could adversely impact the Company’s tax liabilities and effective tax rate;
•    exposures and uncertainties related to claims and litigation;
•    effects of changes in discount rates and actuarial estimates, actual returns on plan assets, and government regulations on defined benefit pension plans;
•    inability to protect the Company's patents and proprietary rights; and
•    those risks detailed in the Company's reports filed with the SEC.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes to our disclosures related to certain market risks as reported under Part II, Item 7A, "Quantitative and Qualitative Disclosures About Market Risk," in our Annual Report to the SEC on Form 10-K for the year ended December 31, 2021.
Interest Rate Risk
We are exposed to market risk principally due to changes in interest rates related to our borrowings, cash and cash equivalents, marketable securities, and pension assets and liabilities.
Borrowings
As of March 31, 2022, our debt principal excluding finance lease obligations totaled $421.5 million: $145.9 million, or 35%, was at a fixed rate of 2.25%; and $275.6 million, or 65%, was at a variable rate of 2.21%.
The following table summarizes the estimated fair value and principal amount for outstanding debt obligations excluding finance lease obligations:

	Fair Value		Principal Amount
	March 31, 2022	December 31, 2021	March 31, 2022	December 31, 2021
	(In millions)
Term loan	$269.8	$275.8	$275.6	$282.2
2 1/4% Notes	229.9	266.1	145.9	145.9
Total	$499.7	$541.9	$421.5	$428.1
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
Pension Assets and Liabilities
Our tax-qualified pension assets and liabilities are subject to interest rate risk. Information concerning our interest rate risk related to our tax-qualified pension assets and liabilities can be found in Part 7, Item 1, Management’s Discussion and Analysis of Financial Condition and Results of Operations under the caption "Critical Accounting Policies and Estimates" in our Annual Report on Form 10-K for the year ended December 31, 2021.

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
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
See Note 8 of the Notes to Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this Report for information related to our legal proceedings.
Item 1A. Risk Factors
Other than as noted below, there have been no material changes from our risk factors as previously reported in our Annual Report on Form 10-K for the year ended December 31, 2021.
The military conflict between Russia and Ukraine, and the global response to it could exacerbate certain risks we face, and could adversely impact our business, financial condition and results of operations.
On February 24, 2022, the Russian Federation commenced a military invasion of Ukraine. Russia’s invasion of Ukraine and the global response, including the imposition of sanctions by the United States and other countries, has exacerbated, and could continue to exacerbate risks facing our business. Due to the nature of our business and because we protect national security information, we face heightened risk of attack by highly organized adversaries, including nation states and hostile foreign governments such as Russia and its allies. The threats we face range from attacks common to most industries to more advanced and persistent, highly organized adversaries, insider threats and other threat vectors targeting us and other defense and aerospace companies, and may include cyber-attacks, security attacks and other targeted maneuvers affecting our properties and operations, including our mission critical systems. Such attacks may also be targeted at our employees, customers or partners. In the event of one or more of these attacks on us, our business, financial condition and results of operations could be materially adversely affected. We may be required to expend significant additional resources to investigate and fortify our security systems even if an attack is not successful. These and other risks are described more fully in our Annual Report on Form 10-K for the year ended December 31, 2021.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The table below provides information about shares surrendered to the Company during the three months ended March 31, 2022, to pay employee withholding taxes due upon the vesting of restricted stock.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased under the Plans or Programs
January 1, 2022 through January 31, 2022	310	$46.15	—	—
February 1, 2022 through February 28, 2022	100,043	38.75	—	—
March 1, 2022 through March 31, 2022	—	—	—	—
Total	100,353	$38.77	—	—
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
X
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (included as Exhibit 101) -- the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Aerojet Rocketdyne Holdings, Inc.

Date:	May 3, 2022	By:	/s/ Eileen P. Drake
Eileen P. Drake
Chief Executive Officer and President
(Principal Executive Officer)

Date:	May 3, 2022	By:	/s/ Daniel L. Boehle
Daniel L. Boehle
Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)