Form 10-Q
period 2022-06-30
AEROJET ROCKETDYNE HOLDINGS, INC.
filed 2022-08-01
CIK 40888

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-Q
 (Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended: June 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
As of July 18, 2022, the Company had 80,437,515 outstanding common shares, including unvested common shares, $0.10 par value.

Aerojet Rocketdyne Holdings, Inc.
Quarterly Report on Form 10-Q
For the Quarterly Period Ended June 30, 2022

Part I — FINANCIAL INFORMATION
Item 1. Financial Statements
Aerojet Rocketdyne Holdings, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
	(In millions, except per share amounts)
Net sales	$528.5	$556.9	$1,039.6	$1,053.0
Operating costs and expenses:
Cost of sales (exclusive of items shown separately below)	469.5	446.1	895.0	864.1
Selling, general and administrative expense	9.6	13.6	17.8	22.6
Depreciation and amortization	13.8	15.7	28.2	30.9
Other expense, net
Legal matters	—	—	16.1	—
Proxy costs and related litigation	8.9	—	12.0	—
Other	(1.5)	7.2	(0.4)	15.3
Total operating costs and expenses	500.3	482.6	968.7	932.9
Operating income	28.2	74.3	70.9	120.1
Non-operating:
Retirement benefits expense	0.2	8.4	0.5	16.9
Loss on debt	—	0.5	—	9.6
Interest income and other	—	(0.7)	0.2	(1.3)
Interest expense	4.3	5.1	8.2	10.2
Total non-operating expense, net	4.5	13.3	8.9	35.4
Income before income taxes	23.7	61.0	62.0	84.7
Income tax provision	7.3	16.0	17.8	21.6
Net income	$16.4	$45.0	$44.2	$63.1
Earnings per share of common stock
Basic earnings per share	$0.20	$0.56	$0.55	$0.80
Diluted
Diluted earnings per share	$0.20	$0.54	$0.53	$0.77
Weighted average shares of common stock outstanding, basic	80.3	79.7	80.2	78.5
Weighted average shares of common stock outstanding, diluted	85.9	82.5	85.8	81.3
Cash dividends paid per share	$—	$—	$—	$5.00
See Notes to Unaudited Condensed Consolidated Financial Statements.

Aerojet Rocketdyne Holdings, Inc.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
	(In millions)
Net income	$16.4	$45.0	$44.2	$63.1
Other comprehensive income:
Amortization of net actuarial losses and prior service costs, net of income taxes of $1.7 million, $3.8 million, $3.5 million, and $7.6 million	5.2	11.5	10.4	23.0
Comprehensive income	$21.6	$56.5	$54.6	$86.1
See Notes to Unaudited Condensed Consolidated Financial Statements.

Aerojet Rocketdyne Holdings, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

	June 30, 2022	December 31, 2021
	(In millions, except per share amounts)
ASSETS
Current Assets
Cash and cash equivalents	$560.3	$700.4
Restricted cash	3.0	3.0
Marketable securities	9.1	10.6
Accounts receivable	170.3	60.6
Contract assets	377.3	354.2
Other current assets	125.7	99.5
Total Current Assets	1,245.7	1,228.3
Noncurrent Assets
Right-of-use assets	46.3	52.6
Property, plant and equipment, net	411.0	421.1
Recoverable environmental remediation costs	217.7	226.2
Deferred income taxes	145.5	55.6
Goodwill	161.4	161.4
Intangible assets	31.5	34.9
Other noncurrent assets	207.1	243.3
Total Noncurrent Assets	1,220.5	1,195.1
Total Assets	$2,466.2	$2,423.4
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Current portion of long-term debt	$179.3	$166.7
Accounts payable	115.1	132.2
Reserves for environmental remediation costs	42.6	37.7
Contract liabilities	371.5	366.5
Other current liabilities	254.7	172.7
Total Current Liabilities	963.2	875.8
Noncurrent Liabilities
Long-term debt	276.7	294.6
Reserves for environmental remediation costs	248.9	258.7
Pension benefits	230.0	255.9
Operating lease liabilities	36.1	41.3
Other noncurrent liabilities	137.2	173.8
Total Noncurrent Liabilities	928.9	1,024.3
Total Liabilities	1,892.1	1,900.1
Commitments and contingencies (Note 8)
Stockholders’ Equity
Preferred stock, par value of $1.00; 15.0 million shares authorized; none issued or outstanding	—	—
Common stock, par value of $0.10; 150.0 million shares authorized; 80.3 million shares outstanding as of June 30, 2022; 80.1 million shares outstanding as of December 31, 2021	8.0	8.0
Other capital	574.5	578.1
Treasury stock at cost, 2.1 million shares as of June 30, 2022 and December 31, 2021	(64.4)	(64.4)
Retained earnings	146.6	102.6
Accumulated other comprehensive loss, net of income taxes	(90.6)	(101.0)
Total Stockholders’ Equity	574.1	523.3
Total Liabilities and Stockholders’ Equity	$2,466.2	$2,423.4
See Notes to Unaudited Condensed Consolidated Financial Statements.

Aerojet Rocketdyne Holdings, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)

	Common Stock				(Accumulated Deficit)	Accumulated Other	Total
	Shares	Amount	Other Capital	Treasury Stock	Retained Earnings	Comprehensive Loss	Stockholders' Equity
	(In millions)
March 31, 2021	79.6	$8.0	$562.4	$(64.4)	$(26.0)	$(216.1)	$263.9
Net income	—	—	—	—	45.0	—	45.0
Amortization of net actuarial losses and prior service costs, net of income taxes	—	—	—	—	—	11.5	11.5
Settlement of debt	0.1	—	—	—	—	—	—
Stock-based compensation and shares issued under equity plans	0.1	—	5.6	—	—	—	5.6
June 30, 2021	79.8	$8.0	$568.0	$(64.4)	$19.0	$(204.6)	$326.0

December 31, 2020	76.8	$7.7	$562.1	$(64.4)	$(57.4)	$(227.6)	$220.4
Net income	—	—	—	—	63.1	—	63.1
Amortization of net actuarial losses and prior service costs, net of income taxes	—	—	—	—	—	23.0	23.0
Adjustment to dividends	—	—	—	—	13.3	—	13.3
Settlement of debt	2.7	0.3	(4.1)	—	—	—	(3.8)
Repurchase of shares for withholding taxes and option costs under equity plans	—	—	(4.0)	—	—	—	(4.0)
Stock-based compensation and shares issued under equity plans	0.3	—	14.0	—	—	—	14.0
June 30, 2021	79.8	$8.0	$568.0	$(64.4)	$19.0	$(204.6)	$326.0

March 31, 2022	80.3	$8.0	$572.7	$(64.4)	$129.4	$(95.8)	$549.9
Net income	—	—	—	—	16.4	—	16.4
Amortization of net actuarial losses and prior service costs, net of income taxes	—	—	—	—	—	5.2	5.2
Adjustment to dividends	—	—	—	—	0.8	—	0.8
Stock-based compensation and shares issued under equity plans	—	—	1.8	—	—	—	1.8
June 30, 2022	80.3	$8.0	$574.5	$(64.4)	$146.6	$(90.6)	$574.1

December 31, 2021	80.1	$8.0	$578.1	$(64.4)	$102.6	$(101.0)	$523.3
Net income	—	—	—	—	44.2	—	44.2
Amortization of net actuarial losses and prior service costs, net of income taxes	—	—	—	—	—	10.4	10.4
Adjustment to dividends	—	—	—	—	0.8	—	0.8
Cumulative effect of change in accounting guidance (see Note 1)	—		(5.6)	—	(1.0)	—	(6.6)
Repurchase of shares for withholding taxes and option costs under equity plans	(0.1)	—	(4.3)	—	—	—	(4.3)
Stock-based compensation and shares issued under equity plans	0.3	—	6.3	—	—	—	6.3
June 30, 2022	80.3	$8.0	$574.5	$(64.4)	$146.6	$(90.6)	$574.1
See Notes to Unaudited Condensed Consolidated Financial Statements.

Aerojet Rocketdyne Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six months ended June 30,
	2022	2021
	(In millions)
Operating Activities
Net income	$44.2	$63.1
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	28.2	30.9
Amortization of debt discount and deferred financing costs	0.8	3.0
Stock-based compensation	2.0	10.1
Retirement benefits, net	(13.1)	2.8
Loss on debt	—	9.6
Other, net	1.4	(0.8)
Changes in assets and liabilities:
Accounts receivable	(109.7)	(91.5)
Contract assets	(23.1)	(1.9)
Other current assets	(26.2)	2.3
Recoverable environmental remediation costs	8.5	7.3
Other noncurrent assets	35.7	12.3
Accounts payable	(18.8)	(0.9)
Contract liabilities	5.0	(17.4)
Other current liabilities	87.0	6.6
Deferred income taxes	(91.5)	(3.3)
Reserves for environmental remediation costs	(4.9)	(6.8)
Other noncurrent liabilities and other	(34.3)	(5.2)
Net Cash (Used in) Provided by Operating Activities	(108.8)	20.2
Investing Activities
Purchases of marketable securities	(0.4)	(1.9)
Capital expenditures	(11.5)	(12.3)
Net Cash Used in Investing Activities	(11.9)	(14.2)
Financing Activities
Dividend payments	(1.2)	(428.5)
Debt repayments	(14.3)	(155.8)
Repurchase of shares for withholding taxes and option costs under equity plans	(4.3)	(4.0)
Proceeds from shares issued under equity plans	0.4	4.1
Net Cash Used in Financing Activities	(19.4)	(584.2)
Net Decrease in Cash, Cash Equivalents and Restricted Cash	(140.1)	(578.2)
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	703.4	1,152.5
Cash, Cash Equivalents and Restricted Cash at End of Period	$563.3	$574.3
Supplemental disclosures of cash flow information
Cash paid for interest	$7.2	$7.2
Cash paid for income taxes, net of refunds	28.7	18.6
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
To correct the immaterial errors, the Company has revised its previously issued consolidated financial statements as of December 31, 2021 and 2020, and for each of the three years ended December 31, 2021, 2020, and 2019, and its unaudited condensed consolidated financial statements as of and for the quarters and year-to-date periods ended June 30, 2021, and September 30, 2021. The revision of the historical consolidated financial statements also includes the correction of an immaterial misclassification in its unaudited condensed consolidated balance sheet as of December 31, 2020.
Accordingly, the accompanying financial statements and relevant footnotes to the unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q have been revised to correct for such immaterial errors. See Note 12 for additional information. The Company will present the revision of its previously issued consolidated financial statements as of December 31, 2021, and for the years ended December 31, 2021 and 2020, in connection with the future filing of its 2022 Annual Report on Form 10-K. Additionally, the Company will present the revision of its previously issued condensed consolidated financial statements as of and for the three and nine months ended September 30, 2021, in connection with the future filings of its Quarterly Reports on Form 10-Q.
Terminated Merger Agreement
On December 20, 2020, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with Lockheed Martin Corporation ("Lockheed Martin") and Mizar Sub, Inc., a wholly-owned subsidiary of Lockheed Martin, pursuant to which each share of common stock of the Company would have been automatically converted into the right to receive cash in an amount equal to $51.00 per share, adjusted from $56.00 following the payment of a one-time cash dividend of $5.00 per share paid in March 2021 and the Company would have become a wholly-owned subsidiary of Lockheed Martin (the "Merger").
On January 25, 2022, the Federal Trade Commission ("FTC") filed a complaint against the Company and Lockheed Martin in the FTC’s administrative court and a complaint in U.S. federal court seeking a preliminary injunction to stop the deal pending an administrative trial. On February 13, 2022, Lockheed Martin notified the Company that it had elected to terminate the Merger

Agreement. On February 14, 2022, pursuant to the parties’ joint motion, the administrative complaint and the U.S. federal court complaint were dismissed.
Coronavirus ("COVID-19") Pandemic
During the three and six months ended June 30, 2022, the Company’s financial results and operations were not materially adversely impacted by the COVID-19 pandemic. The extent to which the Company’s future financial results could be impacted by the COVID-19 pandemic depends on future developments that are highly uncertain and cannot be predicted at this time. The Company is not aware of any specific event or circumstance that would require an update to its estimates or judgments or a revision of the carrying value of its assets or liabilities as of the date of issuance of this Quarterly Report on Form 10-Q. These estimates may change, as new events occur and additional information is obtained. Actual results could differ materially from these estimates under different assumptions or conditions.
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
Note 2. Earnings Per Share ("EPS") of Common Stock
The following table reconciles the numerator and denominator used to calculate basic and diluted EPS of common stock:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
	(In millions, except per share amounts)
Numerator:
Net income	$16.4	$45.0	$44.2	$63.1
Income allocated to participating securities	(0.1)	(0.3)	(0.2)	(0.4)
Net income for basic EPS	$16.3	$44.7	$44.0	$62.7
Interest on 2¼% Notes	0.7	—	1.4	—
Net income for diluted EPS	$17.0	$44.7	$45.4	$62.7
Denominator:
Basic weighted average shares	80.3	79.7	80.2	78.5
Effect of:
2 1/4% Notes	5.6	2.8	5.6	2.8
Diluted weighted average shares	85.9	82.5	85.8	81.3
Basic
Basic EPS	$0.20	$0.56	$0.55	$0.80
Diluted
Diluted EPS	$0.20	$0.54	$0.53	$0.77
Securities which would have been anti-dilutive are insignificant and are excluded from the computation of diluted earnings per share in all periods presented.
The increase in the dilutive effect of the 2¼% Notes in the three and six months ended June 30, 2022, is the result of the adoption of new accounting guidance. See Note 1.
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

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
	(In millions, except per share amounts)
Net (unfavorable) favorable effect of the changes in contract estimates on net sales	$(16.0)	$25.7	$(16.2)	$23.8
Net (unfavorable) favorable effect of the changes in contract estimates on income before income taxes	(29.5)	24.0	(32.2)	21.6
Net (unfavorable) favorable effect of the changes in contract estimates on net income	(21.0)	18.0	(23.0)	16.1
Net (unfavorable) favorable effect of the changes in contract estimates on basic and diluted EPS	(0.26)	0.22	(0.29)	0.20
For the three and six months ended June 30, 2022, net unfavorable changes in contract estimates were primarily driven by cost growth from supply chain disruptions and necessary technical and manufacturing changes identified in the three months ended June 30, 2022, on a portion of the Standard Missile program. For the six months ended June 30, 2021, net favorable changes in contract estimates were primarily driven by improved performance and risk retirements on the RS-68 and Patriot Advanced Capability-3 ("PAC-3") programs partially offset by cost growth on a portion of the Standard Missile program.
In the Company’s Aerospace and Defense segment, the timing of revenue recognition, customer invoicing, and collections produces accounts receivable, contract assets, and contract liabilities in the unaudited condensed consolidated balance sheets. The following table summarizes contract assets and liabilities:

	June 30, 2022	December 31, 2021
	(In millions)
Contract assets	$386.4	$359.6
Reserve for overhead rate disallowance	(9.1)	(5.4)
Contract assets, net of reserve	377.3	354.2
Contract liabilities	371.5	366.5
Net contract assets (liabilities), net of reserve	$5.8	$(12.3)
Net contract assets increased by $18.1 million from December 31, 2021, primarily due to an increase in unbilled receivables. During the six months ended June 30, 2022, the Company recognized sales of $225.2 million that were included in the Company's contract liabilities as of December 31, 2021.
As of June 30, 2022, the Company’s total remaining performance obligations, also referred to as backlog, totaled $6.9 billion. The Company expects to recognize approximately 34%, or $2.3 billion, of the remaining performance obligations as sales over the next twelve months, an additional 24% the following twelve months, and 42% thereafter.
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

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Fixed-price	55%	60%	56%	56%
Cost-reimbursable	45	40	44	44
The principal end user customers are primarily agencies of the U.S. government as illustrated in the following table:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
U.S. government	94%	97%	95%	97%
Non U.S. government	6	3	5	3
The Company's Real Estate segment represented less than 1% of the Company's net sales for the three and six months ended June 30, 2022 and 2021.

Note 4. Stock-Based Compensation
The following table summarizes stock-based compensation by type of award:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
	(In millions)
Stock Appreciation Rights	$0.6	$1.4	$(4.3)	$(0.3)
Restricted stock and restricted stock units, service based	1.3	1.7	2.7	3.0
Restricted stock and restricted stock units, performance based	1.0	4.0	3.6	6.9
Employee stock purchase plan	—	0.2	—	0.5
Total stock-based compensation expense	$2.9	$7.3	$2.0	$10.1
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

		Fair value measurement as of June 30, 2022
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
	(In millions)
Money market funds	$364.6	$364.6	$—	$—
Registered investment companies	0.9	0.9	—	—
Commercial paper	119.9	—	119.9	—
Equity securities	9.1	9.1	—	—
Total	$494.5	$374.6	$119.9	$—

		Fair value measurement as of December 31, 2021
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
	(In millions)
Money market funds	$388.6	$388.6	$—	$—
Registered investment companies	1.3	1.3	—	—
Commercial paper	35.0	—	35.0	—
Equity securities	10.6	10.6	—	—
Total	$435.5	$400.5	$35.0	$—
As of June 30, 2022 and December 31, 2021, the total estimated fair value for commercial paper was classified as cash and cash equivalents as the remaining maturity at date of purchase was less than three months.
The carrying amounts of certain of the Company’s financial instruments, including cash and cash equivalents, restricted cash, accounts receivable, accounts payable, accrued compensation, and other accrued liabilities, approximate fair value because of their short maturities.
The following table summarizes the estimated fair value and principal amount for outstanding debt obligations excluding finance lease obligations:

	Fair Value		Principal Amount
	June 30, 2022	December 31, 2021	June 30, 2022	December 31, 2021
	(In millions)
Term Loan	$263.3	$275.8	$269.1	$282.2
2 1/4% Notes	227.4	266.1	145.9	145.9
Total	$490.7	$541.9	$415.0	$428.1
The fair value of the 2¼% Notes was determined using broker quotes that are based on open markets for the Company's debt securities (Level 2 securities). The fair value of the Term Loan (as defined below) was estimated based on a third-party model used to derive a relative value price using comparable corporate loans within a similar industry, credit quality, and currency.
b. Accounts Receivable

	June 30, 2022	December 31, 2021
	(In millions)
Billed receivables under long-term contracts	$170.1	$60.3
Other trade receivables	0.2	0.3
Accounts receivable	$170.3	$60.6

c. Other Current Assets

	June 30, 2022	December 31, 2021
	(In millions)
Deferred costs recoverable from the U.S. government	$41.6	$37.4
Income tax receivable	—	13.8
Inventories	11.8	10.0
Prepaid expenses	15.9	15.3
Other	56.4	23.0
Other current assets	$125.7	$99.5
d. Property, Plant and Equipment, net

	June 30, 2022	December 31, 2021
	(In millions)
Land	$71.1	$71.1
Buildings and improvements	504.7	503.0
Machinery and equipment, including capitalized software	506.0	499.1
Construction-in-progress	53.2	50.0
	1,135.0	1,123.2
Less: accumulated depreciation	(724.0)	(702.1)
Property, plant and equipment, net	$411.0	$421.1
e. Other Noncurrent Assets

	June 30, 2022	December 31, 2021
	(In millions)
Real estate held for entitlement and leasing	$104.4	$103.7
Deferred costs recoverable from the U.S. government	62.1	62.1
Receivable from Northrop Grumman Corporation for environmental remediation costs	31.5	34.5
Other	9.1	43.0
Other noncurrent assets	$207.1	$243.3

f. Other Current Liabilities

	June 30, 2022	December 31, 2021
	(In millions)
Accrued compensation and employee benefits	$123.6	$122.0
Income taxes payable	66.9	—
Other	64.2	50.7
Other current liabilities	$254.7	$172.7
As of June 30, 2022, the income tax payable balance totaled $66.9 million. The increase in the income tax payable balance compared with an income tax receivable balance of $13.8 million as of December 31, 2021, is primarily the result of the elimination of the option for the Company to deduct Research and Development ("R&D") expenditures in the current period and requires the Company to capitalize such costs and amortize the costs over five years when incurred in the U.S.
Note 6. Income Taxes

	Six months ended June 30,
	2022	2021
	(In millions)
Income tax provision	$17.8	$21.6
In the six months ended June 30, 2022, the income tax provision was $17.8 million for an effective tax rate of 28.7%. The Company’s effective tax rate differed from the 21% statutory federal income tax rate primarily due to state income taxes and certain expenditures which are permanently not deductible for tax purposes, partially offset by the impact of R&D credits and original issue discount on convertible debt.
In the six months ended June 30, 2021, the income tax provision was $21.6 million for an effective tax rate of 25.5%. The Company’s effective tax rate differed from the 21% statutory federal income tax rate primarily due to state income taxes and certain expenditures which are permanently not deductible for tax purposes, partially offset by the impact of R&D credits.
A valuation allowance is required when it is more-likely-than-not that all or a portion of deferred tax assets may not be realized. Assessing the need for a valuation allowance requires management to evaluate, on a quarterly basis, all available evidence, both positive and negative. As of June 30, 2022, the Company continues to believe that the weight of the positive evidence outweighed the negative evidence regarding the realization of its net deferred tax assets.
Note 7. Long-term Debt

	June 30, 2022	December 31, 2021
	(In millions)
Term Loan, bearing interest at variable rates (rate of 3.42% as of June 30, 2022), maturing in September 2023	$269.1	$282.2
Unamortized deferred financing costs	(0.6)	(0.8)
Total senior debt	268.5	281.4
Convertible senior notes, bearing interest at 2.25% per annum, interest payments due in June and December, maturing in December 2023	145.9	145.9
Unamortized discount and deferred financing costs	(0.6)	(9.4)
Total convertible senior notes	145.3	136.5
Finance leases	42.2	43.4
Total other debt	42.2	43.4
Total debt, net of unamortized discount and deferred financing costs	456.0	461.3
Less: Amounts due within one year	(179.3)	(166.7)
Total long-term debt, net of unamortized discount and deferred financing costs	$276.7	$294.6
Senior Credit Facility
The senior secured senior credit facility (the "Senior Credit Facility") matures on September 20, 2023, and consists of (i) a $650.0 million revolving line of credit (the "Revolver") and (ii) a $350.0 million term loan (the "Term Loan").
As of June 30, 2022, the Company had zero borrowings under the Revolver and issued $27.8 million in letters of credit.
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
The Term Loan amortized at a rate of 7.5% per annum as of June 30, 2022, and increasing to 10.0% per annum from December 31, 2022, to be paid in equal quarterly installments with any remaining amounts, along with outstanding borrowings under the Revolver, due on the maturity date. Outstanding borrowings under the Revolver and the Term Loan may be voluntarily repaid at any time, in whole or in part, without premium or penalty.
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
The Company was in compliance with its financial and non-financial covenants as of June 30, 2022.
2¼% Convertible Senior Notes (see Note 13)
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
Holders may convert their 2¼% Notes at their option from July 1, 2022, through September 30, 2022, because the Company's closing stock price exceeded $33.80 for at least 20 days in the 30 day period prior to June 30, 2022.
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
The following table summarizes information regarding the 2¼% Notes (in millions, except years, percentages, conversion rate, and conversion price):

	June 30, 2022	December 31, 2021
Remaining amortization period (years)	1.5	2.0
Effective interest rate	2.6%	5.8%
Conversion rate (shares of common stock per $1,000 principal amount)	38.4615	38.4615
Conversion price (per share of common stock)	$26.00	$26.00
Based on the Company's closing stock price of $40.60 on June 30, 2022, the if-converted value of the 2¼% Notes exceeded the aggregate principal amount of the 2¼% Notes by $81.9 million.
The following table presents the interest expense components for the 2¼% Notes:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
	(In millions)
Interest expense-contractual interest	$0.8	$0.8	$1.6	$1.6
Interest expense-amortization of debt discount (see discussion above)	—	1.1	—	2.2
Interest expense-amortization of deferred financing costs	0.1	0.1	0.2	0.2

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
Proxy Contest Litigation
In early 2022, disagreements relating to the election of directors to the Company’s Board of Directors ("Board") at the Company’s 2022 Annual Meeting of Stockholders (the “Annual Meeting”) developed among the Company’s directors. The Company’s eight-member Board was evenly divided between former directors Warren G. Lichtenstein, James R. Henderson, Audrey A. McNiff, and Martin Turchin (the “LHMT Directors”) and Thomas Corcoran, General Kevin P. Chilton USAF (Ret.), Eileen P. Drake, and General Lance W. Lord, USAF (Ret.) (the “CCDL Directors”). On January 28, 2022, SPH Group Holdings LLC (“SPH”), a company affiliated with Mr. Lichtenstein, nominated a slate of seven directors, including the LHMT Directors, for election. The directors then filed two separate lawsuits in the Court of Chancery of the State of Delaware. On February 7, 2022, the LHMT Directors filed C.A. No. 2022-0127-LWW (the “LHMT Complaint”) and on February 11, 2022, the CCDL Directors filed C.A. No. 2022-0146-LWW (the “CCDL Complaint”).
The LHMT Complaint
The LHMT Directors filed suit against the CCDL Directors and named the Company as a nominal party to the lawsuit. The LHMT Directors sought, among other things:
•A declaratory judgment that no CCDL Director nor Company officer, director, employee, or anyone else acting or purporting to act on the Company’s behalf may speak on behalf of the Company or take any action on behalf of the Company without proper authorization from the Board or a duly authorized committee of the Board under Delaware law;
•A declaratory judgment that, so long as the Board was evenly divided regarding the election at the Annual Meeting, no officer, employee, advisor, or agent of the Company shall take action on behalf of the Company for the purpose of directly or indirectly supporting either the LHMT Directors or the CCDL Directors in connection with the election at the Annual Meeting. Instead, so long as the Board was evenly divided in connection with the election, the Company must remain neutral on the subject;
•A declaration that alleged actions purportedly taken by the CCDL Directors on behalf of the Company without proper authorization were unauthorized, invalid, and void;
•A permanent injunction prohibiting the CCDL Directors from taking any action or purporting to take any action on behalf of the Company without proper authorization; and
•A permanent injunction specifying that the Company and its officers, employees, agents, and advisors, in their capacity as such, shall remain neutral in any electoral dispute between the LHMT Directors and the CCDL Directors.
The LHMT Directors also moved for a temporary restraining order, which the CCDL Directors opposed.
The CCDL Complaint
The CCDL Directors filed suit against the LHMT Directors and SPH, and named the Company as a plaintiff and a nominal defendant in the lawsuit. The LHMT Directors disputed that the CCDL Directors were authorized to name the Company as a plaintiff.
The CCDL Directors sought, among other things:
•The appointment of a special committee of Gen. Chilton, Mr. Corcoran, and Gen. Lord to manage the Company’s response to the alleged proxy contest launched by the LHMT Directors, or, in the alternative, appointment of a custodian pursuant to 8 Del. C. § 226(a)(2);
•A declaration that the LHMT Directors were interested with respect to the alleged proxy contest by virtue of their inclusion in SPH’s nominated slate;
•A declaration that the LHMT Directors breached their fiduciary duties by allegedly engaging in unauthorized communications regarding the Lockheed Martin merger and by allegedly participating in discussions regarding, and voting on, matters in which they are self-interested;
•A declaration that the LHMT Directors breached their fiduciary duties by allegedly failing to disclose material information about Mr. Lichtenstein’s alleged machinations to take control of the Company in their filing with the Securities and Exchange Commission regarding SPH’s nomination of directors and a declaration that the notice on that topic had violated the Company’s advance-notice bylaw for the same reason; and
•The removal of Mr. Lichtenstein as a director as a consequence for alleged breaches of his fiduciary duty of loyalty, pursuant to 8 Del. C. § 225(c).

Consolidation and Development of the LHMT and CCDL Actions
On February 23, 2022, the Court of Chancery entered a temporary restraining order that provided, among other things, that:
•No party to the action, no officer, director, employee, advisor, or agent of the Company, no person or entity purporting to have authority over the Company, and no person or entity acting in concert with any of the foregoing who had notice of the order, shall, absent prior written Board approval (i) make any public statement, issue any press release, or make any disclosure on behalf of or in the name of the Company in support of the election efforts of any candidate for election at the Company’s 2022 Annual Meeting, or (ii) take action on behalf of or in the name of the Company or use or otherwise deploy Company funds or other Company resources in support of the election efforts of any candidate for election at the Annual Meeting; and
•The Company shall retain independent counsel agreed upon and authorized by at least five members of the Board in connection with the two actions filed by the directors.
On February 25, 2022, the Court of Chancery entered an order consolidating the foregoing actions into one action, captioned In Re Aerojet Rocketdyne Holdings, Inc. (Consolidated C.A. No. 2022-0127-LWW).
On March 1, 2022, the CCDL Directors issued a press release announcing that Ms. Drake had nominated a slate of directors for election to the Company’s Board.
On March 7, 2022, the CCDL Directors dismissed without prejudice the claims they had asserted in the CCDL Complaint, though the claims that were purportedly asserted by the Company in the CCDL Complaint remained pending.
On March 22, 2022, the Court of Chancery held a hearing on the CCDL Directors’ motion for entry of a final order and judgment and the LHMT Directors’ motions for leave to supplement their complaint and to enforce the Court’s temporary restraining order. The Court denied the CCDL Directors’ motion and granted the LHMT Directors’ motions, ordering that neutral counsel to represent the Company shall be retained, by the agreement of at least five members of the Company’s Board. The Company retained neutral counsel in accordance with the Court’s order.
From May 23-25, 2022, the Court of Chancery held a trial on the LHMT Directors’ claims. The Court of Chancery then heard closing arguments on June 6, 2022. On June 16, 2022, the Court issued a post-trial memorandum opinion (the “Opinion”) finding in favor of the LHMT Directors on their claims for declaratory judgment, finding that the LHMT Directors were entitled to an injunction enforcing the declaratory judgment through the next election of directors by the stockholders of the Company, and holding that certain corrective disclosures must issue in the form of a press release and a corresponding Form 8-K. The Court declined to find that there were any meaningful violations of the temporary restraining order; to hold any of the CCDL Directors in contempt; to invalidate any stockholder consents and proxies obtained to date; or to award the LHMT Directors any fees.
On June 21, 2022 the Court of Chancery issued an order reflecting the relief granted to the LHMT Directors in its Opinion, including approving the Company’s corrective disclosures, which were issued in a press release on June 20, 2022 and filed under cover of Form 8-K on June 21, 2022. The order also extended the requirements of the temporary restraining order through a special meeting of stockholders, requiring all parties to the action, as well as officers, directors, employees, and advisors of the Company to refrain from making public statements in the name of the Company in support of the election and to refrain from deploying Company funds or resources in support of the election. The order specifically noted that this limitation would not affect the right of any person to act in their individual capacity in support of any candidate for election.
On June 30, 2022, the Company held a special meeting of stockholders, where stockholders approved the removal, without cause, of all eight members of the Company’s previous Board (Gen. Chilton (Ret.), Mr. Corcoran, Ms. Drake, Mr. Henderson, Mr. Lichtenstein, Gen. Lord (Ret.), Ms. McNiff, and Mr. Turchin) and elected a new eight-member Board consisting of Gail Baker, Marion C. Blakey, Maj. Gen. Charles F. Bolden (Ret.), Gen. Chilton (Ret.), Mr. Corcoran, Ms. Drake, Deborah Lee James and Gen. Lord (Ret.).
Asbestos Litigation
The Company has been, and continues to be, named as a defendant in lawsuits alleging personal injury or death and seeking various monetary damages due to exposure to asbestos in building materials, products, or in manufacturing operations. The majority of cases are pending in Illinois state courts. There were 141 asbestos cases pending as of June 30, 2022.
Given the lack of any significant consistency to claims (i.e., as to product, operational site, or other relevant assertions) filed against the Company, the Company is generally unable to make a reasonable estimate of the future costs of pending claims or unasserted claims. The aggregate settlement costs and legal and administrative fees associated with the Company’s asbestos litigation has been immaterial for the last three years. As of June 30, 2022, the Company has accrued an immaterial amount related to pending claims.
United States ex. rel. Markus vs. Aerojet Rocketdyne Holdings
In the case captioned United States ex. rel. Markus vs. Aerojet Rocketdyne Holdings, Inc. et al., Case No. 2:15-CV-02245- WBS-AC, the Department of Justice completed its review of the case and declined to intervene in June 2018. The case was originally filed under seal in the U.S. District Court, Eastern District of California in September 2017 and alleged causes of action against the Company based on false claims, retaliation, and wrongful termination of employment seeking injunctive relief, civil penalties, and compensatory and punitive damages. In February 2019, the Company filed a Motion to Dismiss the False Claims Act ("FCA") counts of the complaint and a Motion to Compel Arbitration on the employment based claims. In May 2019, the court dismissed one count of the FCA claim, denied the motion to dismiss the remaining FCA counts, and moved the employment based claims to arbitration. In September 2021, each party filed a motion for summary judgment. In February 2022, the Court denied Relator’s motion for summary judgment in full and granted the Company’s motion for summary judgment in part. Specifically, the Court rejected Relator’s false certification allegations in their entirety while also significantly diminishing the number of U.S. government contracts at issue in the litigation, which number excludes both the majority of contracts specified in Relator’s Second Amended Complaint ("SAC") as well as numerous contracts regarding which Relator purported to make claims but that were not specified in the SAC. The Court found disputed issues of material fact with regard to the remaining contracts. Trial in this matter commenced on April 26, 2022. On April 27, 2022, the Company agreed to a settlement in principle as to Relator’s remaining FCA claims in the amount of $9.0 million, as well as an attorney’s fee award of $3.0 million. The U.S. Department of Justice approved the settlement on June 30, 2022, and the Court approved the settlement on July 1, 2022.
City of Wabash, Indiana v. Aerojet Rocketdyne Holdings
On November 15, 2021, a lawsuit entitled City of Wabash, Indiana v. Aerojet Rocketdyne Holdings, Inc., Case No. 3:21-cv-878 was filed in the United States District Court for the Northern District of Indiana against the Company alleging causes of action under the Comprehensive Environmental Response Compensation and Liability Act and the Indiana Environmental Legal Action Statute and seeking damages, reasonable attorneys’ fees and costs. The action was served on the Company on January 11, 2022. The Company will vigorously contest the complaint’s allegations and has not recorded any liability for this matter as of June 30, 2022.
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
As of June 30, 2022, the aggregate range of these anticipated environmental costs was $291.5 million to $449.4 million and the accrued amount was $291.5 million. See Note 8(c) for a summary of the environmental reserve activity. Of these accrued liabilities, approximately 98% relates to the Company’s U.S. government contracting business, and a portion of this liability is recoverable. The significant environmental sites are discussed below. The balance of the accrued liabilities, which are not recoverable from the U.S. government, relate to other sites for which the Company’s obligations are probable and estimable.
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
As of June 30, 2022, the estimated range of anticipated costs discussed above for the Sacramento, California site was $216.2 million to $351.1 million and the accrued amount was $216.2 million included as a component of the Company’s environmental reserves. Expenditures associated with this matter are partially recoverable. See Note 8(c) for further discussion on recoverability.
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
As of June 30, 2022, the estimated range of anticipated costs was $58.7 million to $70.3 million and the accrued amount was $58.7 million included as a component of the Company’s environmental reserves. Expenditures associated with this matter are partially recoverable. See Note 8(c) for further discussion on recoverability.
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
The following table summarizes the Company’s environmental reserve activity:

	Aerojet Rocketdyne- Sacramento	Aerojet Rocketdyne- BPOU	Other Aerojet Rocketdyne Sites	Total Aerojet Rocketdyne	Other	Total Environmental Reserve
	(In millions)
December 31, 2021	$214.7	$64.7	$11.8	$291.2	$5.2	$296.4
Additions/Adjustments	9.4	(1.3)	0.4	8.5	0.1	8.6
Expenditures	(7.9)	(4.7)	(0.8)	(13.4)	(0.1)	(13.5)
June 30, 2022	$216.2	$58.7	$11.4	$286.3	$5.2	$291.5
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

Total reimbursable costs under the Northrop Agreement	$189.7
Amount reimbursed to the Company through June 30, 2022	(152.2)
Receivable from Northrop included in the unaudited balance sheet at June 30, 2022	$37.5
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

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
	(In millions)
Expense to unaudited condensed consolidated statements of operations	$0.7	$0.6	$1.1	$1.1
d. Arrangements with Off-Balance Sheet Risk
As of June 30, 2022, arrangements with off-balance sheet risk consisted of:
•$27.8 million in outstanding commercial letters of credit, the majority of which may be renewed, primarily to collateralize obligations for environmental remediation and insurance coverage.
•$56.8 million in outstanding surety bonds to primarily satisfy indemnification obligations for environmental remediation coverage.
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
Note 9. Retirement Benefits
The following table presents the components of retirement benefits expense (income):

	Pension Benefits		Postretirement Medical and Life Insurance Benefits
	Three months ended June 30,
	2022	2021	2022	2021
	(In millions)
Interest cost on benefit obligation	$8.9	$8.3	$0.1	$0.2
Expected return on assets	(15.8)	(15.4)	—	—
Amortization of prior service costs	0.1	0.1	—	—
Amortization of net losses (gains)	7.6	16.0	(0.7)	(0.8)
Retirement benefits expense (income)	$0.8	$9.0	$(0.6)	$(0.6)

	Pension Benefits		Postretirement Medical and Life Insurance Benefits
	Six months ended June 30,
	2022	2021	2022	2021
	(In millions)
Interest cost on benefit obligation	$17.8	$16.7	$0.2	$0.3
Expected return on assets	(31.5)	(30.7)	—	—
Amortization of prior service costs	0.1	0.1	—	—
Amortization of net losses (gains)	15.3	31.9	(1.4)	(1.4)
Retirement benefits expense (income)	$1.7	$18.0	$(1.2)	$(1.1)

Note 10. Operating Segments and Related Disclosures
The Company’s operations are organized into two operating segments based on different products and customer bases: Aerospace and Defense, and Real Estate. The following table presents selected financial information for each reportable segment:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
	(In millions)
Net Sales:
Aerospace and Defense	$527.9	$556.0	$1,038.4	$1,051.5
Real Estate	0.6	0.9	1.2	1.5
Total Net Sales	$528.5	$556.9	$1,039.6	$1,053.0
Segment Performance:
Aerospace and Defense	$37.5	$84.9	$100.2	$137.3
Environmental remediation provision adjustments	(0.6)	(0.6)	(1.0)	(1.0)
GAAP/Cost Accounting Standards retirement benefits expense difference	9.1	2.7	18.3	5.9
Unusual items (see Note 11)	—	(2.9)	(16.3)	(4.6)
Aerospace and Defense Total	46.0	84.1	101.2	137.6
Real Estate	(0.2)	(0.3)	(0.3)	(0.6)
Total Segment Performance	$45.8	$83.8	$100.9	$137.0
Reconciliation of segment performance to income before income taxes:
Segment performance	$45.8	$83.8	$100.9	$137.0
Interest expense	(4.3)	(5.1)	(8.2)	(10.2)
Interest income and other	—	0.7	(0.2)	1.3
Stock-based compensation	(2.9)	(7.3)	(2.0)	(10.1)
Corporate retirement benefits	0.1	(1.6)	0.1	(3.3)
Corporate and other	(6.1)	(5.8)	(14.3)	(11.4)
Unusual items (see Note 11)	(8.9)	(3.7)	(14.3)	(18.6)
Income before income taxes	$23.7	$61.0	$62.0	$84.7
The following table summarizes customers that represented more than 10% of net sales:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Lockheed Martin	33%	31%	34%	29%
Raytheon Technologies Corporation	19	18	18	17
NASA	17	19	18	22
Note 11. Unusual Items
The following table presents total unusual items in the unaudited condensed consolidated statements of operations:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
	(In millions)
Unusual items
Legal matters (component of other expense, net)	$—	$—	$16.1	$—
Proxy contest and related litigation costs (component of other expense, net)	8.9	—	12.0	—
Terminated merger costs (component of other expense, net)	—	6.1	2.5	13.6
Loss on debt	—	0.5	—	9.6
	$8.9	$6.6	$30.6	$23.2
In the six months ended June 30, 2022, the Company incurred $16.1 million associated with legal matters. See Note 8(a) for additional information.
In the six months ended June 30, 2022, the Company incurred $12.0 million of costs associated with the proxy contest and related litigation costs. See Note 8(a) for additional information.

In the six months ended June 30, 2022 and 2021, the Company incurred terminated merger costs of $2.5 million and $13.6 million, respectively. See Note 1 for additional information. The components of the terminated merger costs are as follows (in millions):

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
	(In millions)
Legal	$—	$2.8	$1.8	$7.4
Employee compensation	—	3.2	0.3	5.3
Consulting and other professional costs	—	0.1	0.4	0.9
	$—	$6.1	$2.5	$13.6
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
Due to the immaterial error related to the accounting for income taxes associated with the 2¼% Notes, the opening other capital balance as of January 1, 2019, 2020, and 2021 was overstated by $20.9 million. Additionally, the opening retained earnings balance as of January 1, 2019 and 2020, was understated by $7.9 million and $8.0 million, respectively, and the opening accumulated deficit as of January 1, 2021, was overstated by $7.8 million. During 2021, income tax expense was overstated by $2.9 million resulting in a cumulative understatement of retained earnings of $10.7 million as of December 31, 2021.
There were no changes to the unaudited condensed consolidated statement of operations and condensed consolidated statement of comprehensive income for the three and six months ended June 30, 2021. The revision to the accompanying unaudited condensed consolidated balance sheet, condensed consolidated statement of stockholders’ equity, and condensed consolidated statement of cash flows are as follows.

Condensed Consolidated Balance Sheet

	As of December 31, 2021
	As Reported	Adjustments	As Revised
	(In millions)
ASSETS
Current Assets
Cash and cash equivalents	$700.4	$—	$700.4
Restricted cash	3.0	—	3.0
Marketable securities	10.6	—	10.6
Accounts receivable, net	60.6	—	60.6
Contract assets	354.2	—	354.2
Other current assets, net	107.8	(8.3)	99.5
Total Current Assets	1,236.6	(8.3)	1,228.3
Noncurrent Assets
Right-of-use assets	52.6	—	52.6
Property, plant and equipment, net	421.1	—	421.1
Recoverable environmental remediation costs	226.2	—	226.2
Deferred income taxes	57.5	(1.9)	55.6
Goodwill	161.4	—	161.4
Intangible assets	34.9	—	34.9
Other noncurrent assets, net	243.3	—	243.3
Total Noncurrent Assets	1,197.0	(1.9)	1,195.1
Total Assets	$2,433.6	$(10.2)	$2,423.4
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Current portion of long-term debt	$166.7	$—	$166.7
Accounts payable	132.2	—	132.2
Reserves for environmental remediation costs	37.7	—	37.7
Contract liabilities	366.5	—	366.5
Other current liabilities	172.7	—	172.7
Total Current Liabilities	875.8	—	875.8
Noncurrent Liabilities
Long-term debt	294.6	—	294.6
Reserves for environmental remediation costs	258.7	—	258.7
Pension benefits	255.9	—	255.9
Operating lease liabilities	41.3	—	41.3
Other noncurrent liabilities	173.8	—	173.8
Total Noncurrent Liabilities	1,024.3	—	1,024.3
Total Liabilities	1,900.1	—	1,900.1
Commitments and contingencies (Note 8)
Stockholders’ Equity
Common stock	8.0	—	8.0
Other capital	599.0	(20.9)	578.1
Treasury stock at cost	(64.4)	—	(64.4)
Retained earnings	91.9	10.7	102.6
Accumulated other comprehensive loss, net of income taxes	(101.0)	—	(101.0)
Total Stockholders’ Equity	533.5	(10.2)	523.3
Total Liabilities and Stockholders’ Equity	$2,433.6	$(10.2)	$2,423.4

Condensed Consolidated Statements of Stockholders’ Equity

	Three and Six Months Ended June 30, 2021
	As Reported	Adjustments	As Revised
	(In millions)
Common stock	$8.0	$—	$8.0
Other capital	588.9	(20.9)	568.0
Treasury stock	(64.4)	—	(64.4)
Retained earnings	11.2	7.8	19.0
Accumulated other comprehensive loss	(204.6)	—	(204.6)
Total stockholders' equity	$339.1	$(13.1)	$326.0
Condensed Consolidated Statement of Cash Flows

	Six Months Ended June 30, 2021
	As Reported	Adjustments	As Revised
	(In millions)
Operating Activities
Net income	$63.1	$—	$63.1
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	30.9	—	30.9
Amortization of debt discount and deferred financing costs	3.0	—	3.0
Stock-based compensation	10.1	—	10.1
Retirement benefits, net	2.8	—	2.8
Loss on debt	9.6	—	9.6
Other, net	(0.8)	—	(0.8)
Changes in assets and liabilities:
Accounts receivable, net	(91.5)	—	(91.5)
Contract assets	(1.9)	—	(1.9)
Other current assets, net	(1.0)	3.3	2.3
Recoverable environmental remediation costs	7.3	—	7.3
Other noncurrent assets	12.3	—	12.3
Accounts payable	(0.9)	—	(0.9)
Contract liabilities	(17.4)	—	(17.4)
Other current liabilities	6.6	—	6.6
Deferred income taxes	—	(3.3)	(3.3)
Reserves for environmental remediation costs	(6.8)	—	(6.8)
Other noncurrent liabilities and other	(5.2)		(5.2)
Net Cash Provided by Operating Activities	20.2	—	20.2
Investing Activities
Net Cash Used in Investing Activities	(14.2)	—	(14.2)
Financing Activities
Net Cash Used in Financing Activities	(584.2)	—	(584.2)
Net Decrease in Cash, Cash Equivalents and Restricted Cash	(578.2)	—	(578.2)
Cash, Cash Equivalents and Restricted Cash at Beginning of Year	1,152.5	—	1,152.5
Cash, Cash Equivalents and Restricted Cash at End of Year	$574.3	$—	$574.3
Note 13. Subsequent Event
On July 15, 2022, the Company announced that it issued a notice of redemption to holders of its outstanding 2¼% Notes stating its intention to redeem all outstanding 2¼% Notes in full on September 19, 2022, in accordance with the terms of the indenture governing the 2¼% Notes. The Company is electing to settle conversions of the 2¼% Notes using Cash Settlement, as defined in the indenture for the 2¼% Notes.

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
Terminated Merger Agreement
On December 20, 2020, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with Lockheed Martin Corporation ("Lockheed Martin") and Mizar Sub, Inc., a wholly-owned subsidiary of Lockheed Martin, pursuant to which each share of common stock of the Company would have been automatically converted into the right to receive cash in an amount equal to $51.00 per share, adjusted from $56.00 following the payment of a one-time cash dividend of $5.00 per share paid in March 2021 and the Company would have become a wholly-owned subsidiary of Lockheed Martin (the "Merger").
On January 25, 2022, the Federal Trade Commission ("FTC") filed a complaint against the Company and Lockheed Martin in the FTC’s administrative court and a complaint in U.S. federal court seeking a preliminary injunction to stop the deal pending an administrative trial. On February 13, 2022, Lockheed Martin notified the Company that it had elected to terminate the Merger Agreement. On February 14, 2022, pursuant to the parties’ joint motion, the administrative complaint and the U.S. federal court complaint were dismissed.
Financial Highlights
A summary of the significant financial highlights for the three and six months ended June 30, 2022, which management uses to evaluate our operating performance and financial condition, is presented below.

	Three months ended June 30,		Six Months ended June 30,
	2022	2021	2022	2021
	(In millions, except percentage and per share amounts)
Net sales	$528.5	$556.9	$1,039.6	$1,053.0
Net income	16.4	45.0	44.2	63.1
Net income as a percentage of net sales	3.1%	8.1%	4.3%	6.0%
Adjusted Net Income (Non-GAAP measure*)	16.2	49.1	53.1	78.3
Adjusted Net Income (Non-GAAP measure*) as a percentage of net sales	3.1%	8.8%	5.1%	7.4%
Earnings Per Share ("EPS") - Diluted	0.20	0.54	0.53	0.77
Adjusted EPS (Non-GAAP measure*)	0.20	0.59	0.63	0.96
Adjusted EBITDAP (Non-GAAP measure*)	41.5	86.6	110.8	145.1
Adjusted EBITDAP (Non-GAAP measure*) as a percentage of net sales	7.9%	15.6%	10.7%	13.8%
Cash (used in) provided by operating activities	(33.8)	89.6	(108.8)	20.2
Free cash flow (Non-GAAP measure*)	(43.1)	81.1	(120.3)	7.9
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
The following table summarizes end user net sales to the U.S. government and its agencies, including net sales to significant customers disclosed below:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
U.S. government	94%	97%	95%	97%
Non U.S. government	6	3	5	3
The following table summarizes the percentages of net sales for significant programs, all of which are included in the U.S. government sales and are comprised of multiple contracts:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
RS-25	13%	16%	14%	19%
Standard Missile	11	14	11	13
Patriot Advanced Capability-3 ("PAC-3")	11	10	12	8
Terminal High Altitude Area Defense ("THAAD")	8	8	8	8
The following table summarizes customers that represented more than 10% of net sales, each of which involves sales of several product lines and programs:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Lockheed Martin	33%	31%	34%	29%
Raytheon Technologies Corporation	19	18	18	17
NASA	17	19	18	22
Industry Update
Our primary aerospace and defense customers include DoD, NASA, and the prime contractors that supply products to these customers. We rely on U.S. government funding for aerospace and defense and our backlog depends, in large part, on the continued funding by the U.S. government for these programs. With enactment of the 2022 Consolidated Appropriations Act ("Public Law 117-103") on March 15, 2022, DoD and NASA are now funded for the remainder of government fiscal year 2022. In light of the Russian invasion of Ukraine, Public Law 117-103 also included supplemental funding to provide aid to Ukraine. Additionally, Congress passed and the President signed into law on May 21, 2022, the Additional Ukraine Supplemental Appropriations Act ("Public Law 117-128") to provide emergency supplemental appropriations for activities to respond to Russia’s invasion of Ukraine. Disruptions to our customer’s facilities or delays in our supply chain as a result of COVID-19 could delay or decrease expenditures by U.S. government agencies. Such a decrease in DoD and/or NASA expenditures, the elimination or curtailment of a program in which we are or hope to be involved, or changes in payment patterns of our customers as a result of changes in U.S. government outlays, could have a material adverse effect on our operating results, financial condition, and/or cash flows.

Environmental Matters
Our current and former business operations are subject to, and affected by, federal, state, and local environmental laws and regulations relating to the discharge, treatment, storage, disposal, investigation, and remediation of certain materials, substances, and wastes. Our policy is to conduct our business with due regard for the preservation and protection of the environment. We periodically assess compliance with these regulations and we believe our current operations are materially in compliance with applicable environmental laws and regulations as of June 30, 2022.
The following table summarizes our recoverable amounts, environmental reserves, and range of liability, as of June 30, 2022:

	Recoverable Amounts (1)	Environmental Reserves	Estimated Range of Liability
	(In millions)
Sacramento	$190.2	$216.2	$216.2 - $351.1
Baldwin Park Operable Unit	51.6	58.7	58.7 - 70.3
Other Aerojet Rocketdyne sites	11.5	11.4	11.4 - 21.5
Other sites	0.7	5.2	5.2 - 6.5
Total	$254.0	$291.5	$291.5 - $449.4
_____
(1)Excludes the receivable from Northrop Grumman Corporation ("Northrop") of $37.5 million as of June 30, 2022, related to environmental costs already paid (and therefore not reserved) by us in prior years and reimbursable under our agreement with Northrop.
Environmental remediation costs are primarily incurred by our Aerospace and Defense segment, and certain of these costs are recoverable from our contracts with the U.S. government. We currently estimate approximately 12% of our future Aerospace and Defense segment environmental remediation costs will not likely be reimbursable and are expensed.
Capital Structure
We have a substantial amount of debt for which we are required to make interest and principal payments. Interest on long-term financing is not a recoverable cost under our U.S. government contracts. As of June 30, 2022, we had $456.0 million of debt outstanding.
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
COVID-19
During the three and six months ended June 30, 2022, our financial results and operations were not materially adversely impacted by the COVID-19 pandemic. The extent to which the Company’s future financial results could be impacted by the COVID-19 pandemic depends on future developments that are highly uncertain and cannot be predicted at this time. We are not aware of any specific event or circumstance that would require an update to its estimates or judgments or a revision of the carrying value of its assets or liabilities as of the date of issuance of this Quarterly Report on Form 10-Q. These estimates may change, as new events occur and additional information is obtained. Actual results could differ materially from these estimates under different assumptions or conditions.
The CARES Act was enacted on March 27, 2020, in response to the COVID-19 pandemic and the negative impacts that it has had on the global economy and U.S. companies. The CARES Act includes various financial measures to assist companies, including temporary changes to income and non-income-based tax laws. Through these provisions, as of June 30, 2022, we have delayed $10.7 million of payroll tax payments that otherwise would have been paid. Additionally, in accordance with the provisions of the CARES Act, we accelerated depreciation on qualified improvement property placed in service after December 31, 2017 for income tax purposes.
Proxy Contest
As disclosed in Note 8(a) in the Notes to Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report, the proxy contest has concluded. See Note 11 of the Notes to Unaudited Condensed Consolidated Financial Statements for information on the costs associated with the proxy contest.
Results of Operations
Net Sales

	Three months ended June 30,			Six months ended June 30,
	2022	2021	Change*	2022	2021	Change**
	(In millions)
Net sales	$528.5	$556.9	$(28.4)	$1,039.6	$1,053.0	$(13.4)
* Primary reason for change. The decrease in net sales was primarily driven by a decline on the Standard Missile, RS-25, and RS-68 programs partially offset by an increase on the Next Generation Interceptor ("NGI") program.
** Primary reason for change. The decrease in net sales was primarily driven by a decline on the RS-25, RS-68, and Standard Missile programs partially offset by an increase on the NGI and PAC-3 programs.
Cost of Sales (exclusive of items shown separately below)

	Three months ended June 30,			Six months ended June 30,
	2022	2021	Change*	2022	2021	Change*
	(In millions, except percentage amounts)
Cost of sales (exclusive of items shown separately below)	$469.5	$446.1	$23.4	$895.0	$864.1	$30.9
Percentage of net sales	88.8%	80.1%		86.1%	82.1%
* Primary reason for change. The increase in cost of sales as a percentage of net sales was primarily driven by cost growth from supply chain disruptions and necessary technical and manufacturing changes on a portion of the Standard Missile program and favorable contract performance on the RS-68 program in the prior year comparative periods.
Selling, General and Administrative Expense ("SG&A")

	Three months ended June 30,			Six months ended June 30,
	2022	2021	Change*	2022	2021	Change*
	(In millions, except percentage amounts)
Components of SG&A:
SG&A excluding stock-based compensation	$6.7	$6.3	$0.4	$15.8	$12.5	$3.3
Stock-based compensation	2.9	7.3	(4.4)	2.0	10.1	(8.1)
SG&A	$9.6	$13.6	$(4.0)	$17.8	$22.6	$(4.8)
Percentage of net sales	1.8%	2.4%		1.7%	2.1%
Percentage of net sales excluding stock-based compensation	1.3%	1.1%		1.5%	1.2%

* Primary reason for change. The decrease in SG&A expense was primarily driven by lower stock-based compensation partially offset by higher legal costs. See Note 4 of the Notes to Unaudited Condensed Consolidated Financial Statements for additional information on stock-based compensation.
Depreciation and Amortization

	Three months ended June 30,			Six months ended June 30,
	2022	2021	Change*	2022	2021	Change*
	(In millions)
Components of depreciation and amortization:
Depreciation	$11.5	$11.7	$(0.2)	$23.5	$22.9	$0.6
Amortization	1.7	3.3	(1.6)	3.4	6.6	(3.2)
Accretion	0.6	0.7	(0.1)	1.3	1.4	(0.1)
Depreciation and amortization	$13.8	$15.7	$(1.9)	$28.2	$30.9	$(2.7)
* Primary reason for change. The decrease in depreciation and amortization expense was primarily due to the completion of amortization expense in the third quarter of 2021 for a significant portion of the customer related intangible assets associated with the acquisition of the Rocketdyne Business from United Technologies Corporation in 2013.
Other Expense, net

	Three months ended June 30,			Six months ended June 30,
	2022	2021	Change	2022	2021	Change*
	(In millions)
Other expense, net	$7.4	$7.2	$0.2	$27.7	$15.3	$12.4
* Primary reason for change. The increase in other expense, net was primarily due to $16.1 million of costs associated with legal matters and $12.0 million of costs associated with the proxy contest and associated litigation matter. These costs were partially offset by lower Merger costs as a result of the termination of the Merger in the current period. See Note 11 of the Notes to Unaudited Condensed Consolidated Financial Statements for additional information.
Retirement Benefits Expense

	Three months ended June 30,			Six months ended June 30,
	2022	2021	Change*	2022	2021	Change*
	(In millions)
Components of retirement benefits expense:
Interest cost on benefit obligation	$9.0	$8.5	$0.5	$18.0	$17.0	$1.0
Expected return on assets	(15.8)	(15.4)	(0.4)	(31.5)	(30.7)	(0.8)
Amortization of prior service costs	0.1	0.1	—	0.1	0.1	—
Amortization of net losses	6.9	15.2	(8.3)	13.9	30.5	(16.6)
Retirement benefits expense	$0.2	$8.4	$(8.2)	$0.5	$16.9	$(16.4)
* Primary reason for change. The decrease in retirement benefits expense was primarily due to lower amortization of net actuarial losses as a result of an increase in the discount rate used to calculate benefits obligation at December 31, 2021.
Loss on debt

	Three months ended June 30,			Six months ended June 30,
	2022	2021	Change*	2022	2021	Change*
	(In millions)
Loss on debt	$—	$0.5	$(0.5)	$—	$9.6	$(9.6)
* Primary reason for change. In the six months ended June 30, 2021, we settled $141.8 million of our 2¼% Notes as a result of receiving conversion notices from the holders of the 2¼% Notes. The principal amount of $141.8 million was settled in cash and the conversion premium was settled in 2.7 million common shares resulting in a pre-tax charge of $9.6 million.

Interest Income and Other

	Three months ended June 30,			Six months ended June 30,
	2022	2021	Change*	2022	2021	Change*
	(In millions)
Interest income and other	$—	$0.7	$(0.7)	$(0.2)	$1.3	$(1.5)
* Primary reason for change. The decrease in interest income and other was primarily due to unrealized losses on marketable securities during the three and six months ended June 30, 2022, and lower average cash balances.
Interest Expense

	Three months ended June 30,			Six months ended June 30,
	2022	2021	Change*	2022	2021	Change*
	(In millions)
Components of interest expense:
Contractual interest and other	$3.9	$3.6	$0.3	$7.4	$7.2	$0.2
Amortization of debt discount and deferred financing costs	0.4	1.5	(1.1)	0.8	3.0	(2.2)
Interest expense	$4.3	$5.1	$(0.8)	$8.2	$10.2	$(2.0)
*Primary reason for change. The decrease in interest expense was primarily due to the adoption of the new accounting standard that eliminated the amortization of the debt discount effective January 1, 2022 (see Note 1 of the Notes to Unaudited Condensed Consolidated Financial Statements).
Income Taxes
The income tax provision was as follows:

	Six months ended June 30,
	2022	2021
	(In millions)
Income tax provision	$17.8	$21.6
In the six months ended June 30, 2022, the income tax provision was $17.8 million for an effective tax rate of 28.7%. Our effective tax rate differed from the 21% statutory federal income tax rate primarily due to state income taxes and certain expenditures which are permanently not deductible for tax purposes, partially offset by the impact of Research and Development ("R&D") credits and original issue discount on convertible debt.
In the six months ended June 30, 2021, the income tax provision was $21.6 million for an effective tax rate of 25.5%. Our effective tax rate differed from the 21% statutory federal income tax rate primarily due to state income taxes and certain expenditures which are permanently not deductible for tax purposes, partially offset by the impact of R&D credits.
Beginning in 2022, the Tax Cuts and Jobs Act of 2017, changed the deductibility rules of R&D expenditures. Accordingly, as of June 30, 2022, the income tax payable balance totaled $66.9 million resulting in a significant increase in the income tax payable balance compared with an income tax receivable position as of December 31, 2021. While it is possible that Congress may modify, defer or repeal this provision before it takes effect, we have no assurance that the provision will be modified, deferred or repealed. If this provision is not modified, deferred or repealed, it may have an adverse effect on our operating results, financial condition, and/or cash flows.
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

Aerospace and Defense Segment

	Three months ended June 30,			Six months ended June 30,
	2022	2021	Change*	2022	2021	Change**
	(In millions, except percentage amounts)
Net sales	$527.9	$556.0	$(28.1)	$1,038.4	$1,051.5	$(13.1)
Segment performance	46.0	84.1	(38.1)	101.2	137.6	(36.4)
Segment margin	8.7%	15.1%		9.7%	13.1%
* Primary reason for change. The decrease in net sales was primarily driven by a decline on the Standard Missile, RS-25, and RS-68 programs partially offset by an increase on the NGI program.
The decrease in segment margin was primarily driven by cost growth from supply chain disruptions and necessary technical and manufacturing changes on a portion of the Standard Missile program and favorable contract performance on the RS-68 program in the prior year partially offset by lower retirement benefits expense and costs associated with the terminated merger.
** Primary reason for change. The decrease in net sales was primarily driven by a decline on the RS-25, RS-68, and Standard Missile programs partially offset by an increase on the NGI and PAC-3 programs.
The decrease in segment margin was primarily driven by cost growth from supply chain disruptions and necessary technical and manufacturing changes on a portion of the Standard Missile program and favorable contract performance on the RS-68 program in the prior year partially offset by lower retirement benefits expense and costs associated with the terminated merger.
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

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Fixed-price	55%	60%	56%	56%
Cost-reimbursable	45	40	44	44
During the three months ended June 30, 2022, we had $29.5 million of net unfavorable changes in contract estimates on operating results before income taxes compared with net favorable changes of $24.0 million during the three months ended June 30, 2021.
During the six months ended June 30, 2022, we had $32.2 million of net unfavorable changes in contract estimates on operating results before income taxes compared with net favorable changes of $21.6 million during the six months ended June 30, 2021.
Real Estate Segment

	Three months ended June 30,			Six months ended June 30,
	2022	2021	Change	2022	2021	Change*
	(In millions)
Net sales	$0.6	$0.9	$(0.3)	$1.2	$1.5	$(0.3)
Segment performance	(0.2)	(0.3)	0.1	(0.3)	(0.6)	0.3
Net sales and segment performance consist primarily of rental property operations.
Backlog
As of June 30, 2022, our total remaining performance obligations, also referred to as backlog, totaled $6.9 billion. We expect to recognize approximately 34%, or $2.3 billion, of the remaining performance obligations as sales over the next twelve months, an additional 24% the following twelve months, and 42% thereafter. A summary of our backlog is as follows:

	June 30, 2022	December 31, 2021
	(In billions)
Funded backlog	$3.2	$3.1
Unfunded backlog	3.7	3.7
Total backlog	$6.9	$6.8
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

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
	(In millions, except per share and percentage amounts)
Net income	$16.4	$45.0	$44.2	$63.1
Interest expense	4.3	5.1	8.2	10.2
Interest income and other	—	(0.7)	0.2	(1.3)
Income tax provision	7.3	16.0	17.8	21.6
Depreciation and amortization	13.8	15.7	28.2	30.9
GAAP retirement benefits expense	0.2	8.4	0.5	16.9
CAS recoverable retirement benefits expense	(9.4)	(9.5)	(18.9)	(19.5)
Unusual items	8.9	6.6	30.6	23.2
Adjusted EBITDAP	$41.5	$86.6	$110.8	$145.1
Net income as a percentage of net sales	3.1%	8.1%	4.3%	6.0%
Adjusted EBITDAP as a percentage of net sales	7.9%	15.6%	10.7%	13.8%

Net income	$16.4	$45.0	$44.2	$63.1
GAAP retirement benefits expense	0.2	8.4	0.5	16.9
CAS recoverable retirement benefits expense	(9.4)	(9.5)	(18.9)	(19.5)
Unusual items	8.9	6.6	30.6	23.2
Income tax impact of adjustments (1)	0.1	(1.4)	(3.3)	(5.4)
Adjusted Net Income	$16.2	$49.1	$53.1	$78.3

Diluted EPS	$0.20	$0.54	$0.53	$0.77
Adjustments	—	0.05	0.10	0.19
Adjusted EPS	$0.20	$0.59	$0.63	$0.96

Diluted weighted average shares, as reported and adjusted	85.9	82.5	85.8	81.3
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

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
	(In millions)
Net cash (used in) provided by operating activities	$(33.8)	$89.6	$(108.8)	$20.2
Capital expenditures	(9.3)	(8.5)	(11.5)	(12.3)
Free Cash Flow	$(43.1)	$81.1	$(120.3)	$7.9
Because our method for calculating these Non-GAAP measures may differ from other companies’ methods, the Non-GAAP measures presented above may not be comparable to similarly titled measures reported by other companies. These measures are not recognized in accordance with GAAP, and we do not intend for this information to be considered in isolation or as a substitute for GAAP measures.
Liquidity and Capital Resources
We believe that our existing cash and cash equivalents and availability under the Senior Credit Facility coupled with cash generated from our future operations will provide sufficient funds to meet our operating plan for the next twelve months and the foreseeable future. As of June 30, 2022, we had $560.3 million of cash and cash equivalents as well as $622.2 million of available borrowings under our Senior Credit Facility. However, there are a number of factors that could positively or negatively impact our liquidity position, including:
•effects of the termination of the proposed merger with Lockheed Martin;
•the proxy contest and associated litigation;
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
Cash and Cash Equivalents and Short Term Investments
Our cash and cash equivalents and marketable securities consist of cash, time deposits, money market funds, and investment grade corporate debt securities. Our investment policy and strategy are focused on preservation of capital and supporting our liquidity requirements. Changes in U.S. interest rates affect the interest earned on our cash and cash equivalents and marketable securities, and the market value of those securities. Our strategy is focused on the preservation of capital and supporting our liquidity requirements that meet high credit quality standards, as specified in our investment policy approved by the Audit Committee of our Board of Directors ("Board").
We continually evaluate opportunities to sell additional equity or debt securities, obtain credit facilities, obtain finance and operating lease arrangements, enter into financing obligations, repurchase common stock, pay dividends, or repurchase, refinance, or otherwise restructure our debt for strategic reasons or to further strengthen our financial position.
On July 15, 2022, we announced that we issued a notice of redemption to holders of our outstanding 2¼% Notes stating our intention to redeem all outstanding 2¼% Notes in full on September 19, 2022, in accordance with the terms of the indenture governing the 2¼% Notes.
As a result of the proxy contest and related litigation, costs in excess of $16 million were incurred by certain participants in these activities. These costs have been submitted to us for reimbursement, subject to the approval of the Board at their upcoming meeting. Should such approval be obtained, the resulting cash outflow would be expected to occur in the second half of 2022.
As of June 30, 2022, our combined balance of cash and cash equivalents and restricted cash decreased by $140.1 million to $563.3 million from a balance of $703.4 million as of December 31, 2021.
The cash used in operating activities in the six months ended June 30,2022, of $108.8 million was primarily due to an increase in accounts receivable due to the timing of sales and billing during the quarter.
The cash used in investing activities in the six months ended June 30,2022, of $11.9 million was primarily related to capital expenditures.
Cash used in financing activities in the six months ended June 30,2022, was $19.4 million primarily resulting from (i) debt cash payments of $14.3 million (see table below) and (ii) $5.1 million of net cash used by our equity plans and dividend payments.

The following table summarizes our debt principal activity:

	December 31, 2021	Cash Payments	June 30, 2022
	(In millions)
Term loan	$282.2	$(13.1)	$269.1
2 1/4% Notes	145.9	—	145.9
Finance leases	43.4	(1.2)	42.2
Total debt activity	$471.5	$(14.3)	$457.2
Senior Credit Facility
The Senior Credit Facility matures on September 20, 2023, and consists of (i) a $650.0 million revolving line of credit (the "Revolver") and (ii) a $350.0 million Term Loan. The Term Loan and any borrowings under the Revolver bear interest at LIBOR plus an applicable margin ranging from 175 to 250 basis points based on our leverage ratio (the "Consolidated Net Leverage Ratio") measured at the end of each quarter. In addition to interest, we must pay certain fees including (i) letter of credit fees ranging from 175 to 250 basis points per annum on the amount of issued but undrawn letters of credit and eurocurrency rate loans and (ii) commitment fees ranging from 30 to 45 basis points per annum on the unused portion of the Revolver. The Term Loan amortized at a rate of 7.5% per annum as of June 30, 2022, and increasing to 10.0% per annum from December 31, 2022, to be paid in equal quarterly installments with any remaining amounts, along with outstanding borrowings under the Revolver, due on the maturity date. The Company was in compliance with its financial and non-financial covenants as of June 30, 2022.
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
Forward-Looking Statements
Certain information contained in this report should be considered "forward-looking statements" as defined by Section 21E of the Private Securities Litigation Reform Act of 1995. All statements in this report other than historical information may be deemed forward-looking statements. These statements present (without limitation) the expectations, beliefs, plans and objectives of management and future financial performance and assumptions underlying, or judgments concerning, the matters discussed in the statements. The words "believe," "estimate," "anticipate," "project" and "expect," and similar expressions, are generally intended to identify forward-looking statements. Forward-looking statements involve certain risks, estimates, assumptions and uncertainties, including with respect to future sales and activity levels, cash flows, contract performance, the outcome of litigation and contingencies, environmental remediation and anticipated costs of capital. A variety of factors could cause actual results or outcomes to differ materially from those expected and expressed in our forward-looking statements. We caution you that any forward-looking statements made in this report are not guarantees of future performance, events or results, and you should not place undue reliance on these forward-looking statements, which speak only as of the date of this report. We do not intend, and we undertake no obligation, to update any forward-looking information to reflect new information, future events or otherwise, except as required by law. Important risk factors that could cause actual results or outcomes to differ from those expressed in the forward-looking statements are described in the section "Risk Factors" in Item 1A of our Annual Report to the SEC on Form 10-K for the year ended December 31, 2021, as supplemented by the section "Risk Factors" in Part II, Item 1A of this Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, and include, but are not limited to, the following:
•    effects of the termination of the proposed merger with Lockheed Martin;
•effects of the proxy contest and associated litigation;
•    effects of the recent changes to the Company's Board and their strategic oversight;

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
Borrowings
As of June 30, 2022, our debt principal excluding finance lease obligations totaled $415.0 million: $145.9 million, or 35%, was at a fixed rate of 2.25%; and $269.1 million, or 65%, was at a variable rate of 3.42%.
The following table summarizes the estimated fair value and principal amount for outstanding debt obligations excluding finance lease obligations:

	Fair Value		Principal Amount
	June 30, 2022	December 31, 2021	June 30, 2022	December 31, 2021
	(In millions)
Term Loan	$263.3	$275.8	$269.1	$282.2
2 1/4% Notes	227.4	266.1	145.9	145.9
Total	$490.7	$541.9	$415.0	$428.1
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.
Item 6. Exhibits

Incorporated herein by reference
Table Item No.	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed or Furnished herewith
3.1	Aerojet Rocketdyne Holdings, Inc. Second Amended and Restated Bylaws (as amended June 30, 2022)					X
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.					X
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.					X
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

Aerojet Rocketdyne Holdings, Inc.

Date:	August 1, 2022	By:	/s/ Eileen P. Drake
Eileen P. Drake
Chief Executive Officer and President
(Principal Executive Officer)

Date:	August 1, 2022	By:	/s/ Daniel L. Boehle
Daniel L. Boehle
Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)