Form 10-Q
period 2022-09-30
AEROJET ROCKETDYNE HOLDINGS, INC.
filed 2022-11-01
CIK 40888

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-Q
 (Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended: September 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
As of October 21, 2022, the Company had 80,532,652 outstanding common shares, including unvested common shares, $0.10 par value.

Aerojet Rocketdyne Holdings, Inc.
Quarterly Report on Form 10-Q
For the Quarterly Period Ended September 30, 2022

Part I — FINANCIAL INFORMATION
Item 1. Financial Statements
Aerojet Rocketdyne Holdings, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
	(In millions, except per share amounts)
Net sales	$549.8	$545.3	$1,589.4	$1,598.3
Operating costs and expenses:
Cost of sales (exclusive of items shown separately below)	459.3	446.5	1,354.3	1,310.6
Selling, general and administrative expense	5.6	5.2	23.4	27.8
Depreciation and amortization	13.8	13.5	42.0	44.4
Other expense, net
Legal matters	(0.4)	—	15.7	—
Proxy costs and related litigation	16.3	—	28.3	—
Other	1.9	8.7	1.5	24.0
Total operating costs and expenses	496.5	473.9	1,465.2	1,406.8
Operating income	53.3	71.4	124.2	191.5
Non-operating:
Retirement benefits expense	0.3	8.5	0.8	25.4
Loss on debt	22.7	0.9	22.7	10.5
Interest income and other	(2.2)	(0.2)	(2.0)	(1.5)
Interest expense	5.1	4.9	13.3	15.1
Total non-operating expense, net	25.9	14.1	34.8	49.5
Income before income taxes	27.4	57.3	89.4	142.0
Income tax provision	13.7	14.8	31.5	36.4
Net income	$13.7	$42.5	$57.9	$105.6
Earnings per share of common stock
Basic earnings per share	$0.17	$0.53	$0.72	$1.33
Diluted earnings per share	$0.17	$0.51	$0.70	$1.29
Weighted average shares of common stock outstanding, basic	80.3	79.9	80.3	79.0
Weighted average shares of common stock outstanding, diluted	81.2	82.3	84.3	81.5
Cash dividends paid per share	$—	$—	$—	$5.00
See Notes to Unaudited Condensed Consolidated Financial Statements.

Aerojet Rocketdyne Holdings, Inc.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
	(In millions)
Net income	$13.7	$42.5	$57.9	$105.6
Other comprehensive income:
Amortization of net actuarial losses and prior service costs, net of income taxes of $1.8 million, $3.8 million, $5.3 million, and $11.4 million	5.2	11.5	15.6	34.5
Comprehensive income	$18.9	$54.0	$73.5	$140.1
See Notes to Unaudited Condensed Consolidated Financial Statements.

Aerojet Rocketdyne Holdings, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

	September 30, 2022	December 31, 2021
	(In millions, except per share amounts)
ASSETS
Current Assets
Cash and cash equivalents	$334.5	$700.4
Restricted cash	3.0	3.0
Marketable securities	9.2	10.6
Accounts receivable	134.0	60.6
Contract assets	403.3	354.2
Other current assets	117.7	99.5
Total Current Assets	1,001.7	1,228.3
Noncurrent Assets
Right-of-use assets	49.5	52.6
Property, plant and equipment, net	413.3	421.1
Recoverable environmental remediation costs	221.5	226.2
Deferred income taxes	189.3	55.6
Goodwill	161.4	161.4
Intangible assets	29.8	34.9
Other noncurrent assets	207.1	243.3
Total Noncurrent Assets	1,271.9	1,195.1
Total Assets	$2,273.6	$2,423.4
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Current portion of long-term debt	$14.7	$166.7
Accounts payable	117.0	132.2
Reserves for environmental remediation costs	39.5	37.7
Contract liabilities	351.1	366.5
Other current liabilities	280.6	172.7
Total Current Liabilities	802.9	875.8
Noncurrent Liabilities
Long-term debt	292.1	294.6
Reserves for environmental remediation costs	253.9	258.7
Pension benefits	223.1	255.9
Operating lease liabilities	40.1	41.3
Other noncurrent liabilities	136.4	173.8
Total Noncurrent Liabilities	945.6	1,024.3
Total Liabilities	1,748.5	1,900.1
Commitments and contingencies (Note 8)
Stockholders’ Equity
Preferred stock, par value of $1.00; 15.0 million shares authorized; none issued or outstanding	—	—
Common stock, par value of $0.10; 150.0 million shares authorized; 80.4 million shares outstanding as of September 30, 2022; 80.1 million shares outstanding as of December 31, 2021	8.0	8.0
Other capital	505.1	578.1
Treasury stock at cost, 2.0 million shares as of September 30, 2022; 2.1 million shares as of December 31, 2021	(63.0)	(64.4)
Retained earnings	160.4	102.6
Accumulated other comprehensive loss, net of income taxes	(85.4)	(101.0)
Total Stockholders’ Equity	525.1	523.3
Total Liabilities and Stockholders’ Equity	$2,273.6	$2,423.4
See Notes to Unaudited Condensed Consolidated Financial Statements.

Aerojet Rocketdyne Holdings, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)

	Common Stock				Retained Earnings	Accumulated Other	Total
	Shares	Amount	Other Capital	Treasury Stock	(Accumulated Deficit)	Comprehensive Loss	Stockholders' Equity
	(In millions)
June 30, 2021	79.8	$8.0	$568.0	$(64.4)	$19.0	$(204.6)	$326.0
Net income	—	—	—	—	42.5	—	42.5
Amortization of net actuarial losses and prior service costs, net of income taxes	—	—	—	—	—	11.5	11.5
Settlement of debt	0.2	—	(0.1)	—	—	—	(0.1)
Repurchase of shares for withholding taxes and option costs under equity plans	—	—	(0.5)	—	—	—	(0.5)
Stock-based compensation and shares issued under equity plans	0.1	—	7.7	—	—	—	7.7
September 30, 2021	80.1	$8.0	$575.1	$(64.4)	$61.5	$(193.1)	$387.1

December 31, 2020	76.8	$7.7	$562.1	$(64.4)	$(57.4)	$(227.6)	$220.4
Net income	—	—	—	—	105.6	—	105.6
Amortization of net actuarial losses and prior service costs, net of income taxes	—	—	—	—	—	34.5	34.5
Adjustment to dividends	—	—	—	—	13.3	—	13.3
Settlement of debt	2.9	0.3	(4.2)	—	—	—	(3.9)
Repurchase of shares for withholding taxes and option costs under equity plans	—	—	(4.5)	—	—	—	(4.5)
Stock-based compensation and shares issued under equity plans	0.4	—	21.7	—	—	—	21.7
September 30, 2021	80.1	$8.0	$575.1	$(64.4)	$61.5	$(193.1)	$387.1

June 30, 2022	80.3	$8.0	$574.5	$(64.4)	$146.6	$(90.6)	$574.1
Net income	—	—	—	—	13.7	—	13.7
Amortization of net actuarial losses and prior service costs, net of income taxes	—	—	—	—	—	5.2	5.2
Adjustment to dividends	—	—	—	—	0.1	—	0.1
Issuance of treasury stock	0.1	—	1.9	1.4	—	—	3.3
Settlement of debt (see Note 7)	—	—	(73.2)	—	—	—	(73.2)
Repurchase of shares for withholding taxes and option costs under equity plans	—	—	(0.4)	—	—	—	(0.4)
Stock-based compensation and shares issued under equity plans	—	—	2.3	—	—	—	2.3
September 30, 2022	80.4	$8.0	$505.1	$(63.0)	$160.4	$(85.4)	$525.1

December 31, 2021	80.1	$8.0	$578.1	$(64.4)	$102.6	$(101.0)	$523.3
Net income	—	—	—	—	57.9	—	57.9
Amortization of net actuarial losses and prior service costs, net of income taxes	—	—	—	—	—	15.6	15.6
Adjustment to dividends	—	—	—	—	0.9	—	0.9
Issuance of treasury stock	0.1	—	1.9	1.4	—	—	3.3
Settlement of debt (see Note 7)	—	—	(73.2)	—	—	—	(73.2)
Cumulative effect of change in accounting guidance (see Note 1)	—		(5.6)	—	(1.0)	—	(6.6)
Repurchase of shares for withholding taxes and option costs under equity plans	(0.1)	—	(4.7)	—	—	—	(4.7)
Stock-based compensation and shares issued under equity plans	0.3	—	8.6	—	—	—	8.6
September 30, 2022	80.4	$8.0	$505.1	$(63.0)	$160.4	$(85.4)	$525.1
See Notes to Unaudited Condensed Consolidated Financial Statements.

Aerojet Rocketdyne Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine months ended September 30,
	2022	2021
	(In millions)
Operating Activities
Net income	$57.9	$105.6
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	42.0	44.4
Amortization of debt discount and deferred financing costs	1.3	4.5
Stock-based compensation	2.5	10.6
Retirement benefits, net	(14.1)	10.2
Loss on debt	22.7	10.5
Other, net	2.0	(0.9)
Changes in assets and liabilities:
Accounts receivable	(73.4)	(9.6)
Contract assets	(49.1)	(39.1)
Other current assets	(18.2)	19.1
Recoverable environmental remediation costs	4.7	(1.8)
Other noncurrent assets	40.4	16.9
Accounts payable	(18.2)	(2.8)
Contract liabilities	(15.4)	(65.0)
Other current liabilities	116.5	2.9
Deferred income taxes	(139.2)	(3.7)
Reserves for environmental remediation costs	(3.0)	2.7
Other noncurrent liabilities and other	(33.2)	(9.1)
Net Cash (Used in) Provided by Operating Activities	(73.8)	95.4
Investing Activities
Purchases of marketable securities	(1.0)	(1.9)
Capital expenditures	(24.2)	(17.3)
Net Cash Used in Investing Activities	(25.2)	(19.2)
Financing Activities
Dividend payments	(1.3)	(428.5)
Debt amendment costs	(1.7)	—
Debt repayments including conversion premium and irrevocable cash conversion option value	(259.6)	(175.5)
Repurchase of shares for withholding taxes and option costs under equity plans	(4.7)	(4.5)
Proceeds from shares issued under equity plans	0.4	7.7
Net Cash Used in Financing Activities	(266.9)	(600.8)
Net Decrease in Cash, Cash Equivalents and Restricted Cash	(365.9)	(524.6)
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	703.4	1,152.5
Cash, Cash Equivalents and Restricted Cash at End of Period	$337.5	$627.9
Supplemental disclosures of cash flow information
Cash paid for interest	$11.3	$9.8
Cash paid for income taxes, net of refunds	50.2	19.5
Contribution of treasury stock to deferred compensation plan	3.3	—
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
To correct the immaterial errors, the Company has revised its previously issued consolidated financial statements as of December 31, 2021 and 2020, and for each of the three years ended December 31, 2021, 2020, and 2019, and its unaudited condensed consolidated financial statements as of and for the quarter and year-to-date period ended September 30, 2021. The revision of the historical consolidated financial statements also includes the correction of an immaterial misclassification in its unaudited condensed consolidated balance sheet as of December 31, 2020.
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
Coronavirus ("COVID-19") Pandemic
During the three and nine months ended September 30, 2022, the Company’s financial results and operations were not materially adversely impacted by the COVID-19 pandemic. The extent to which the Company’s future financial results could be impacted by the COVID-19 pandemic depends on future developments that are highly uncertain and cannot be predicted at this time. The Company is not aware of any specific event or circumstance that would require an update to its estimates or judgments or a revision of the carrying value of its assets or liabilities as of the date of issuance of this Quarterly Report on Form 10-Q. These estimates may change, as new events occur and additional information is obtained. Actual results could differ materially from these estimates under different assumptions or conditions.
Recently Issued Accounting Pronouncements
In August 2020, the Financial Accounting Standards Board issued guidance which simplifies the accounting for convertible instruments. This guidance eliminates certain models that require separate accounting for embedded conversion features, in certain cases. Additionally, among other changes, the guidance eliminates certain of the conditions for equity classification for contracts in an entity’s own equity. The guidance also requires entities to use the if-converted method for all convertible instruments in the diluted earnings per share calculation and include the effect of share settlement for instruments that may be settled in cash or shares, except for certain liability-classified share-based payment awards. The Company adopted the new guidance as of January 1, 2022, using the modified retrospective approach resulting in the following adjustment (i) a decrease of $1.9 million in deferred tax liabilities, (ii) a decrease of $5.6 million in other capital, (iii) a decrease of $1.0 million in retained earnings, and (iv) an increase of $8.5 million in debt. During the three months ended September 30, 2022, the Company settled its outstanding convertible debt. See Note 7.
Note 2. Earnings Per Share ("EPS") of Common Stock
The following table reconciles the numerator and denominator used to calculate basic and diluted EPS of common stock:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
	(In millions, except per share amounts)
Numerator:
Net income	$13.7	$42.5	$57.9	$105.6
Income allocated to participating securities	(0.1)	(0.3)	(0.2)	(0.7)
Net income for basic EPS	$13.6	$42.2	$57.7	$104.9
Interest on 2¼% Notes	0.1	—	1.4	—
Net income for diluted EPS	$13.7	$42.2	$59.1	$104.9
Denominator:
Basic weighted average shares	80.3	79.9	80.3	79.0
Effect of:
2 1/4% Notes	0.9	2.4	4.0	2.5
Diluted weighted average shares	81.2	82.3	84.3	81.5
Basic
Basic EPS	$0.17	$0.53	$0.72	$1.33
Diluted
Diluted EPS	$0.17	$0.51	$0.70	$1.29
Securities which would have been anti-dilutive are insignificant and are excluded from the computation of diluted earnings per share in all periods presented.
The increase in the dilutive effect of the 2¼% Notes in the nine months ended September 30, 2022, is the result of the adoption of new accounting guidance. During the three months ended September 30, 2022, the Company settled its outstanding 2¼% Notes. See Notes 1 and 7.
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

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
	(In millions, except per share amounts)
Net (unfavorable) favorable effect of the changes in contract estimates on net sales	$(2.7)	$11.4	$(18.9)	$35.2
Net favorable (unfavorable) effect of the changes in contract estimates on income before income taxes	—	10.8	(32.2)	32.4
Net favorable (unfavorable) effect of the changes in contract estimates on net income	—	8.0	(20.9)	24.1
Net favorable (unfavorable) effect of the changes in contract estimates on basic EPS	—	0.10	(0.26)	0.30
Net favorable (unfavorable) effect of the changes in contract estimates on diluted EPS	—	0.10	(0.26)	0.29
For the nine months ended September 30, 2022, net unfavorable changes in contract estimates were primarily driven by cost growth from supply chain disruptions and necessary technical and manufacturing changes identified in the three months ended June 30, 2022, on a portion of the Standard Missile program. For the nine months ended September 30, 2021, net favorable changes in contract estimates were primarily driven by improved performance and risk retirements on the RS-68, Patriot Advanced Capability-3 ("PAC-3"), and Terminal High Altitude Area Defense ("THAAD") programs partially offset by cost growth on a portion of the Standard Missile and Commercial Crew program.
In the Company’s Aerospace and Defense segment, the timing of revenue recognition, customer invoicing, and collections produces accounts receivable, contract assets, and contract liabilities in the unaudited condensed consolidated balance sheets. The following table summarizes contract assets and liabilities:

	September 30, 2022	December 31, 2021
	(In millions)
Contract assets	$412.6	$359.6
Reserve for overhead rate disallowance	(9.3)	(5.4)
Contract assets, net of reserve	403.3	354.2
Contract liabilities	351.1	366.5
Net contract assets (liabilities), net of reserve	$52.2	$(12.3)
Net contract assets increased by $64.5 million from December 31, 2021, primarily due to an increase in unbilled receivables. During the nine months ended September 30, 2022, the Company recognized sales of $288.8 million that were included in the Company's contract liabilities as of December 31, 2021.
As of September 30, 2022, the Company’s total remaining performance obligations, also referred to as backlog, totaled $6.7 billion. The Company expects to recognize approximately 34%, or $2.3 billion, of the remaining performance obligations as sales over the next twelve months, an additional 25% the following twelve months, and 41% thereafter.
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

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Fixed-price	56%	57%	56%	56%
Cost-reimbursable	44	43	44	44
The principal end user customers are primarily agencies of the U.S. government as illustrated in the following table:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
U.S. government	95%	96%	95%	97%
Non U.S. government	5	4	5	3
The Company's Real Estate segment represented less than 1% of the Company's net sales for the three and nine months ended September 30, 2022 and 2021.
Note 4. Stock-Based Compensation
The following table summarizes stock-based compensation by type of award:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
	(In millions)
Stock Appreciation Rights	$(2.1)	$(3.5)	$(6.4)	$(3.8)
Restricted stock and restricted stock units, service based	1.4	1.5	4.1	4.5
Restricted stock and restricted stock units, performance based	1.0	2.5	4.6	9.4
Employee stock purchase plan	0.2	—	0.2	0.5
Total stock-based compensation expense	$0.5	$0.5	$2.5	$10.6
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

		Fair value measurement as of September 30, 2022
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
	(In millions)
Money market funds	$261.5	$261.5	$—	$—
Registered investment companies	0.6	0.6	—	—
Equity securities	9.2	9.2	—	—
Total	$271.3	$271.3	$—	$—

		Fair value measurement as of December 31, 2021
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
	(In millions)
Money market funds	$388.6	$388.6	$—	$—
Registered investment companies	1.3	1.3	—	—
Commercial paper	35.0	—	35.0	—
Equity securities	10.6	10.6	—	—
Total	$435.5	$400.5	$35.0	$—
As of December 31, 2021, the total estimated fair value for commercial paper was classified as cash and cash equivalents as the remaining maturity at date of purchase was less than three months.
The carrying amounts of certain of the Company’s financial instruments, including cash and cash equivalents, restricted cash, accounts receivable, accounts payable, accrued compensation, and other accrued liabilities, approximate fair value because of their short maturities.
The following table summarizes the estimated fair value and principal amount for outstanding debt obligations excluding finance lease obligations:

	Fair Value		Principal Amount
	September 30, 2022	December 31, 2021	September 30, 2022	December 31, 2021
	(In millions)
Term Loan	$262.4	$275.8	$265.7	$282.2
2 1/4% Notes	—	266.1	—	145.9
Total	$262.4	$541.9	$265.7	$428.1
The fair value of the 2¼% Notes was determined using broker quotes that are based on open markets for the Company's debt securities (Level 2 securities) at December 31, 2021. The fair value of the Term Loan (as defined below) was estimated based on a third-party model used to derive a relative value price using comparable corporate loans within a similar industry, credit quality, and currency.
b. Accounts Receivable

	September 30, 2022	December 31, 2021
	(In millions)
Billed receivables under long-term contracts	$133.9	$60.3
Other trade receivables	0.1	0.3
Accounts receivable	$134.0	$60.6
c. Other Current Assets

	September 30, 2022	December 31, 2021
	(In millions)
Deferred costs recoverable from the U.S. government	$39.4	$37.4
Income tax receivable	—	13.8
Inventories	13.3	10.0
Prepaid expenses	17.6	15.3
Other	47.4	23.0
Other current assets	$117.7	$99.5
d. Property, Plant and Equipment, net

	September 30, 2022	December 31, 2021
	(In millions)
Land	$71.1	$71.1
Buildings and improvements	525.6	503.0
Machinery and equipment, including capitalized software	514.8	499.1
Construction-in-progress	37.0	50.0
	1,148.5	1,123.2
Less: accumulated depreciation	(735.2)	(702.1)
Property, plant and equipment, net	$413.3	$421.1

e. Other Noncurrent Assets

	September 30, 2022	December 31, 2021
	(In millions)
Real estate held for entitlement and leasing	$105.5	$103.7
Deferred costs recoverable from the U.S. government	61.7	62.1
Receivable from Northrop Grumman Corporation for environmental remediation costs	30.0	34.5
Other	9.9	43.0
Other noncurrent assets	$207.1	$243.3

f. Other Current Liabilities

	September 30, 2022	December 31, 2021
	(In millions)
Accrued compensation and employee benefits	$127.6	$122.0
Income taxes payable	104.8	—
Other	48.2	50.7
Other current liabilities	$280.6	$172.7
As of September 30, 2022, the income tax payable balance totaled $104.8 million. The increase in the income tax payable balance compared with an income tax receivable balance of $13.8 million as of December 31, 2021, is primarily the result of the elimination of the option for the Company to deduct Research and Development ("R&D") expenditures in the current period and requires the Company to capitalize such costs and amortize the costs over five years when incurred in the U.S.
g.  Treasury Stock
As of September 30, 2022, the Company had 2.0 million of its common shares classified as treasury stock. During the nine months ended September 30, 2022, the Company issued 0.1 million of its common shares at a cost of $3.3 million to fund a deferred compensation liability. Treasury stock is stated at cost (first-in, first-out basis) and the Company reflects stock repurchases in its financial statements on a "settlement" basis.
Note 6. Income Taxes

	Nine months ended September 30,
	2022	2021
	(In millions)
Income tax provision	$31.5	$36.4
In the nine months ended September 30, 2022, the income tax provision was $31.5 million for an effective tax rate of 35.2%. The Company’s effective tax rate differed from the 21% statutory federal income tax rate primarily due to state income taxes, loss on debt (see Note 11), and certain other expenditures which are permanently not deductible for tax purposes, partially offset by R&D credits and original issue discount deductions on convertible debt.
In the nine months ended September 30, 2021, the income tax provision was $36.4 million for an effective tax rate of 25.6%. The Company’s effective tax rate differed from the 21% statutory federal income tax rate primarily due to state income taxes and certain expenditures which are permanently not deductible for tax purposes, partially offset by the impact of R&D credits.
A valuation allowance is required when it is more-likely-than-not that all or a portion of deferred tax assets may not be realized. Assessing the need for a valuation allowance requires management to evaluate, on a quarterly basis, all available evidence, both positive and negative. As of September 30, 2022, the Company continues to believe that the weight of the positive evidence outweighed the negative evidence regarding the realization of its net deferred tax assets.
Note 7. Long-term Debt

	September 30, 2022	December 31, 2021
	(In millions)
Term Loan, bearing interest at variable rates (rate of 4.88% as of September 30, 2022), maturing in September 2025	$265.7	$282.2
Unamortized deferred financing costs	(0.8)	(0.8)
Total senior debt	264.9	281.4
Convertible senior notes (see discussion below)	—	145.9
Unamortized discount and deferred financing costs	—	(9.4)
Total convertible senior notes	—	136.5
Finance leases	41.9	43.4
Total other debt	41.9	43.4
Total debt, net of unamortized discount and deferred financing costs	306.8	461.3
Less: Amounts due within one year	(14.7)	(166.7)
Total long-term debt, net of unamortized discount and deferred financing costs	$292.1	$294.6

Senior Credit Facility
On September 28, 2022, the senior secured credit facility (the "Senior Credit Facility") was amended and consists of (i) a $650.0 million revolving line of credit (the "Revolver") and (ii) a $269.1 million term loan (the "Term Loan"). The Term Loan facility decreased from an aggregate principal amount of up to $350.0 million to $269.1 million and the amendment extended the maturity date from September 20, 2023, to September 20, 2025, amortized at a rate of 5.0% per annum. The amended Senior Credit Facility also changed the interest rate benchmark for loans from the London Inter-Bank Offered Rate ("LIBOR") to the Secured Overnight Financing Rate ("SOFR"). Other than the changes mentioned above, the amended Senior Credit Facility has substantially similar terms as the original facility.
As of September 30, 2022, the Company had zero borrowings under the Revolver and issued $27.8 million in letters of credit.
The Term Loan and any borrowings under the Revolver bear interest at SOFR plus an applicable margin ranging from 175 to 250 basis points based on the Company's leverage ratio (the "Consolidated Net Leverage Ratio") measured at the end of each quarter. In addition to interest, the Company must pay certain fees including (i) letter of credit fees ranging from 175 to 250 basis points per annum on the amount of issued but undrawn letters of credit and alternative currency rate loans and (ii) commitment fees ranging from 30 to 45 basis points per annum on the unused portion of the Revolver.
The Term Loan amortized at a rate of 5.0% per annum as of September 30, 2022. Outstanding borrowings under the Revolver and the Term Loan may be voluntarily repaid at any time, in whole or in part, without premium or penalty.
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
The Company was in compliance with its financial and non-financial covenants as of September 30, 2022.
2¼% Convertible Senior Notes
On December 14, 2016, the Company issued $300.0 million aggregate principal amount of 2¼% Notes in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended.
On July 15, 2022, the Company announced that it issued a notice of redemption to holders of its outstanding 2¼% Notes stating its intention to redeem all outstanding 2¼% Notes in full on September 19, 2022, in accordance with the terms of the indenture governing the 2¼% Notes. The Company elected to settle conversions of the 2¼% Notes using Cash Settlement, as defined in the indenture for the 2¼% Notes. In the three months ended September 30, 2022, the Company settled the outstanding balance of $145.9 million of its 2¼% Notes with cash totaling $242.0 million, including principal, conversion premium, irrevocable cash conversion option value, and interest. See additional information in Note 11.
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
The following table summarizes information regarding the 2¼% Notes as of December 31, 2021:

Remaining amortization period (years)	2.0
Effective interest rate	5.8%
Conversion rate (shares of common stock per $1,000 principal amount)	38.4615
Conversion price (per share of common stock)	$26.00
The following table presents the interest expense components for the 2¼% Notes:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
	(In millions)
Interest expense-contractual interest	$0.7	$0.8	$2.3	$2.4
Interest expense-amortization of debt discount (see discussion above)	—	1.0	—	3.2
Interest expense-amortization of deferred financing costs	0.1	0.1	0.3	0.3

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
All claims involved in the consolidated action have been resolved by the Court or dismissed by the parties. As a result, this proceeding is now concluded.
Asbestos Litigation
The Company has been, and continues to be, named as a defendant in lawsuits alleging personal injury or death and seeking various monetary damages due to exposure to asbestos in building materials, products, or in manufacturing operations. The majority of cases are pending in Illinois state courts. There were 160 asbestos cases pending as of September 30, 2022.
Given the lack of any significant consistency to claims (i.e., as to product, operational site, or other relevant assertions) filed against the Company, the Company is generally unable to make a reasonable estimate of the future costs of pending claims or unasserted claims. The aggregate settlement costs and legal and administrative fees associated with the Company’s asbestos litigation has been immaterial for the last three years. As of September 30, 2022, the Company has accrued an immaterial amount related to pending claims.
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
City of Wabash, Indiana v. Aerojet Rocketdyne Holdings
On November 15, 2021, a lawsuit entitled City of Wabash, Indiana v. Aerojet Rocketdyne Holdings, Inc., Case No. 3:21-cv-878 was filed in the United States District Court for the Northern District of Indiana against the Company alleging causes of action under the Comprehensive Environmental Response Compensation and Liability Act and the Indiana Environmental Legal Action Statute and seeking damages, reasonable attorneys’ fees and costs. The action was served on the Company on January 11, 2022. The Company will vigorously contest the complaint’s allegations and has not recorded any liability for this matter as of September 30, 2022.
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
As of September 30, 2022, the aggregate range of these anticipated environmental costs was $293.4 million to $449.7 million and the accrued amount was $293.4 million. See Note 8(c) for a summary of the environmental reserve activity. Of these accrued liabilities, approximately 98% relates to the Company’s U.S. government contracting business, and a portion of this liability is recoverable. The significant environmental sites are discussed below. The balance of the accrued liabilities, which are not recoverable from the U.S. government, relate to other sites for which the Company’s obligations are probable and estimable.
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
As of September 30, 2022, the estimated range of anticipated costs discussed above for the Sacramento, California site was $221.5 million to $353.9 million and the accrued amount was $221.5 million included as a component of the Company’s environmental reserves. Expenditures associated with this matter are partially recoverable. See Note 8(c) for further discussion on recoverability.
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
As of September 30, 2022, the estimated range of anticipated costs was $56.3 million to $68.7 million and the accrued amount was $56.3 million included as a component of the Company’s environmental reserves. Expenditures associated with this matter are partially recoverable. See Note 8(c) for further discussion on recoverability.
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
The following table summarizes the Company’s environmental reserve activity:

	Aerojet Rocketdyne- Sacramento	Aerojet Rocketdyne- BPOU	Other Aerojet Rocketdyne Sites	Total Aerojet Rocketdyne	Other	Total Environmental Reserve
	(In millions)
December 31, 2021	$214.7	$64.7	$11.8	$291.2	$5.2	$296.4
Additions/Adjustments	23.0	0.7	(0.2)	23.5	0.1	23.6
Expenditures	(16.2)	(9.1)	(1.1)	(26.4)	(0.2)	(26.6)
September 30, 2022	$221.5	$56.3	$10.5	$288.3	$5.1	$293.4
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

Total reimbursable costs under the Northrop Agreement	$189.7
Amount reimbursed to the Company through September 30, 2022	(153.7)
Receivable from Northrop included in the unaudited balance sheet at September 30, 2022	$36.0
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

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
	(In millions)
Expense to unaudited condensed consolidated statements of operations	$1.9	$2.4	$3.0	$3.5
d. Arrangements with Off-Balance Sheet Risk
As of September 30, 2022, arrangements with off-balance sheet risk consisted of:
•$27.8 million in outstanding commercial letters of credit, the majority of which may be renewed, primarily to collateralize obligations for environmental remediation and insurance coverage.
•$57.2 million in outstanding surety bonds to primarily satisfy indemnification obligations for environmental remediation coverage.
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
Note 9. Retirement Benefits
The following table presents the components of retirement benefits expense (income):

	Pension Benefits		Postretirement Medical and Life Insurance Benefits
	Three months ended September 30,
	2022	2021	2022	2021
	(In millions)
Interest cost on benefit obligation	$8.9	$8.4	$0.1	$0.1
Expected return on assets	(15.7)	(15.3)	—	—
Amortization of net losses (gains)	7.6	16.0	(0.7)	(0.7)
Retirement benefits expense (income)	$0.8	$9.1	$(0.6)	$(0.6)

	Pension Benefits		Postretirement Medical and Life Insurance Benefits
	Nine months ended September 30,
	2022	2021	2022	2021
	(In millions)
Interest cost on benefit obligation	$26.7	$25.1	$0.3	$0.4
Expected return on assets	(47.2)	(46.0)	—	—
Amortization of prior service costs	0.1	0.1	—	—
Amortization of net losses (gains)	22.9	47.9	(2.1)	(2.1)
Retirement benefits expense (income)	$2.5	$27.1	$(1.8)	$(1.7)

Note 10. Operating Segments and Related Disclosures
The Company’s operations are organized into two operating segments based on different products and customer bases: Aerospace and Defense, and Real Estate. The following table presents selected financial information for each reportable segment:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
	(In millions)
Net Sales:
Aerospace and Defense	$549.2	$544.7	$1,587.6	$1,596.2
Real Estate	0.6	0.6	1.8	2.1
Total Net Sales	$549.8	$545.3	$1,589.4	$1,598.3
Segment Performance:
Aerospace and Defense	$69.5	$76.0	$169.7	$213.3
Environmental remediation provision adjustments	(1.9)	(2.2)	(2.9)	(3.2)
GAAP/Cost Accounting Standards retirement benefits expense difference	6.9	2.7	25.2	8.6
Unusual items (see Note 11)	0.4	(2.9)	(15.9)	(7.5)
Aerospace and Defense Total	74.9	73.6	176.1	211.2
Real Estate	(0.3)	(0.1)	(0.6)	(0.7)
Total Segment Performance	$74.6	$73.5	$175.5	$210.5
Reconciliation of segment performance to income before income taxes:
Segment performance	$74.6	$73.5	$175.5	$210.5
Interest expense	(5.1)	(4.9)	(13.3)	(15.1)
Interest income and other	2.2	0.2	2.0	1.5
Stock-based compensation	(0.5)	(0.5)	(2.5)	(10.6)
Corporate retirement benefits	0.1	(1.6)	0.2	(4.9)
Corporate and other	(4.9)	(4.2)	(19.2)	(15.6)
Unusual items (see Note 11)	(39.0)	(5.2)	(53.3)	(23.8)
Income before income taxes	$27.4	$57.3	$89.4	$142.0
The following table summarizes customers that represented more than 10% of net sales:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Lockheed Martin	32%	33%	33%	31%
Raytheon Technologies Corporation	21	17	19	17
NASA	19	19	18	21
Note 11. Unusual Items
The following table presents total unusual items in the unaudited condensed consolidated statements of operations:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
	(In millions)
Unusual items
Legal matters (component of other expense, net)	$(0.4)	$—	$15.7	$—
Proxy contest and related litigation costs (component of other expense, net)	16.3	—	28.3	—
Terminated merger costs (component of other expense, net)	—	7.2	2.5	20.8
Loss on debt	22.7	0.9	22.7	10.5
	$38.6	$8.1	$69.2	$31.3
In the nine months ended September 30, 2022, the Company incurred $15.7 million associated with legal matters. See Note 8(a) for additional information.
In the nine months ended September 30, 2022, the Company incurred $28.3 million of costs associated with the proxy contest and related litigation costs. See Note 8(a) for additional information.

In the nine months ended September 30, 2022 and 2021, the Company incurred terminated merger costs of $2.5 million and $20.8 million, respectively. See Note 1 for additional information.
As a result of the irrevocable cash settlement redemption notice issued on July 15, 2022 to holders of its outstanding 2¼% Notes, the Company was required to separate a derivative from the 2¼% Notes. The irrevocable cash conversion option became a forward sale contract which was not eligible for the “own stock” scope exception allowed under the accounting guidance and resulted in the Company recording a loss on debt of $22.6 million in the nine months ended September 30, 2022. See Note 7 for additional information.
In the nine months ended September 30, 2022, the Company recorded a loss on debt of $0.1 million related to an amendment to the Senior Credit Facility. See Note 7 for additional information.
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
The revision to the accompanying unaudited condensed consolidated statement of operations, condensed consolidated statement of comprehensive, condensed consolidated balance sheet, condensed consolidated statement of stockholders’ equity, and condensed consolidated statement of cash flows are as follows.
Condensed Consolidated Statement of Operations

	Three Months Ended September 30, 2021
	As Reported	Effect of Revision	Revised
	(In millions, except per share amounts)
Net sales	$545.3	$—	$545.3
Operating costs and expenses:
Cost of sales (exclusive of items shown separately below)	446.5	—	446.5
Selling, general and administrative expense	5.2	—	5.2
Depreciation and amortization	13.5	—	13.5
Other expense, net	8.7	—	8.7
Total operating costs and expenses	473.9	—	473.9
Operating income	71.4	—	71.4
Total non-operating expense, net	14.1	—	14.1
Income before income taxes	57.3	—	57.3
Income tax provision	14.7	0.1	14.8
Net income	$42.6	$(0.1)	$42.5
EPS of common stock
Basic EPS	$0.53	$—	$0.53
Diluted EPS	$0.52	$(0.01)	$0.51
Weighted average shares of common stock outstanding, basic	79.9	—	79.9
Weighted average shares of common stock outstanding, diluted	82.3	—	82.3

Condensed Consolidated Statement of Comprehensive Income

	Three Months Ended September 30, 2021
	As Reported	Effect of Revision	Revised
	(In millions)
Net income	$42.6	$(0.1)	$42.5
Other comprehensive income:
Amortization of actuarial losses, net of income taxes	11.5	—	11.5
Comprehensive income	$54.1	$(0.1)	$54.0
Condensed Consolidated Statement of Operations

	Nine Months Ended September 30, 2021
	As Reported	Effect of Revision	Revised
	(In millions, except per share amounts)
Net sales	$1,598.3	$—	$1,598.3
Operating costs and expenses:
Cost of sales (exclusive of items shown separately below)	1,310.6	—	1,310.6
Selling, general and administrative expense	27.8	—	27.8
Depreciation and amortization	44.4	—	44.4
Other expense, net	24.0	—	24.0
Total operating costs and expenses	1,406.8	—	1,406.8
Operating income	191.5	—	191.5
Total non-operating expense, net	49.5	—	49.5
Income before income taxes	142.0	—	142.0
Income tax provision	36.3	0.1	36.4
Net income	$105.7	$(0.1)	$105.6
EPS of common stock
Basic EPS	$1.33	$—	$1.33
Diluted EPS	$1.29	$—	$1.29
Weighted average shares of common stock outstanding, basic	79.0	—	79.0
Weighted average shares of common stock outstanding, diluted	81.5	—	81.5
Condensed Consolidated Statement of Comprehensive Income

	Nine Months Ended September 30, 2021
	As Reported	Effect of Revision	Revised
	(In millions)
Net income	$105.7	$(0.1)	$105.6
Other comprehensive income:
Amortization of actuarial losses, net of income taxes	34.5	—	34.5
Comprehensive income	$140.2	$(0.1)	$140.1

Condensed Consolidated Balance Sheet

	As of December 31, 2021
	As Reported	Adjustments	As Revised
	(In millions)
ASSETS
Current Assets
Cash and cash equivalents	$700.4	$—	$700.4
Restricted cash	3.0	—	3.0
Marketable securities	10.6	—	10.6
Accounts receivable, net	60.6	—	60.6
Contract assets	354.2	—	354.2
Other current assets, net	107.8	(8.3)	99.5
Total Current Assets	1,236.6	(8.3)	1,228.3
Noncurrent Assets
Right-of-use assets	52.6	—	52.6
Property, plant and equipment, net	421.1	—	421.1
Recoverable environmental remediation costs	226.2	—	226.2
Deferred income taxes	57.5	(1.9)	55.6
Goodwill	161.4	—	161.4
Intangible assets	34.9	—	34.9
Other noncurrent assets, net	243.3	—	243.3
Total Noncurrent Assets	1,197.0	(1.9)	1,195.1
Total Assets	$2,433.6	$(10.2)	$2,423.4
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Current portion of long-term debt	$166.7	$—	$166.7
Accounts payable	132.2	—	132.2
Reserves for environmental remediation costs	37.7	—	37.7
Contract liabilities	366.5	—	366.5
Other current liabilities	172.7	—	172.7
Total Current Liabilities	875.8	—	875.8
Noncurrent Liabilities
Long-term debt	294.6	—	294.6
Reserves for environmental remediation costs	258.7	—	258.7
Pension benefits	255.9	—	255.9
Operating lease liabilities	41.3	—	41.3
Other noncurrent liabilities	173.8	—	173.8
Total Noncurrent Liabilities	1,024.3	—	1,024.3
Total Liabilities	1,900.1	—	1,900.1
Commitments and contingencies (Note 8)
Stockholders’ Equity
Common stock	8.0	—	8.0
Other capital	599.0	(20.9)	578.1
Treasury stock at cost	(64.4)	—	(64.4)
Retained earnings	91.9	10.7	102.6
Accumulated other comprehensive loss, net of income taxes	(101.0)	—	(101.0)
Total Stockholders’ Equity	533.5	(10.2)	523.3
Total Liabilities and Stockholders’ Equity	$2,433.6	$(10.2)	$2,423.4

Condensed Consolidated Statements of Stockholders’ Equity

	Three and Nine Months Ended September 30, 2021
	As Reported	Adjustments	As Revised
	(In millions)
Common stock	$8.0	$—	$8.0
Other capital	596.0	(20.9)	575.1
Treasury stock	(64.4)	—	(64.4)
Retained earnings	53.8	7.7	61.5
Accumulated other comprehensive loss	(193.1)	—	(193.1)
Total stockholders' equity	$400.3	$(13.2)	$387.1
Condensed Consolidated Statement of Cash Flows

	Nine Months Ended September 30, 2021
	As Reported	Adjustments	As Revised
	(In millions)
Operating Activities
Net income	$105.7	$(0.1)	$105.6
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	44.4	—	44.4
Amortization of debt discount and deferred financing costs	4.5	—	4.5
Stock-based compensation	10.6	—	10.6
Retirement benefits, net	10.2	—	10.2
Loss on debt	10.5	—	10.5
Other, net	(0.9)	—	(0.9)
Changes in assets and liabilities:
Accounts receivable, net	(9.6)	—	(9.6)
Contract assets	(39.1)	—	(39.1)
Other current assets, net	15.3	3.8	19.1
Recoverable environmental remediation costs	(1.8)	—	(1.8)
Other noncurrent assets	16.9	—	16.9
Accounts payable	(2.8)	—	(2.8)
Contract liabilities	(65.0)	—	(65.0)
Other current liabilities	2.9	—	2.9
Deferred income taxes	—	(3.7)	(3.7)
Reserves for environmental remediation costs	2.7	—	2.7
Other noncurrent liabilities and other	(9.1)		(9.1)
Net Cash Provided by Operating Activities	95.4	—	95.4
Investing Activities
Net Cash Used in Investing Activities	(19.2)	—	(19.2)
Financing Activities
Net Cash Used in Financing Activities	(600.8)	—	(600.8)
Net Decrease in Cash, Cash Equivalents and Restricted Cash	(524.6)	—	(524.6)
Cash, Cash Equivalents and Restricted Cash at Beginning of Year	1,152.5	—	1,152.5
Cash, Cash Equivalents and Restricted Cash at End of Year	$627.9	$—	$627.9

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
Financial Highlights
A summary of the significant financial highlights for the three and nine months ended September 30, 2022, which management uses to evaluate our operating performance and financial condition, is presented below.

	Three months ended September 30,		Nine Months ended September 30,
	2022	2021	2022	2021
	(In millions, except percentage and per share amounts)
Net sales	$549.8	$545.3	$1,589.4	$1,598.3
Net income	13.7	42.5	57.9	105.6
Net income as a percentage of net sales	2.5%	7.8%	3.6%	6.6%
Adjusted Net Income (Non-GAAP measure*)	36.7	47.7	89.8	126.0
Adjusted Net Income (Non-GAAP measure*) as a percentage of net sales	6.7%	8.7%	5.6%	7.9%
Earnings Per Share ("EPS") - Diluted	0.17	0.51	0.70	1.29
Adjusted EPS (Non-GAAP measure*)	0.45	0.58	1.08	1.54
Adjusted EBITDAP (Non-GAAP measure*)	75.7	82.5	186.5	227.6
Adjusted EBITDAP (Non-GAAP measure*) as a percentage of net sales	13.8%	15.1%	11.7%	14.2%
Cash provided by (used in) operating activities	35.0	75.2	(73.8)	95.4
Free cash flow (Non-GAAP measure*)	22.3	70.2	(98.0)	78.1
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
The following table summarizes end user net sales to the U.S. government and its agencies, including net sales to significant customers disclosed below:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
U.S. government	95%	96%	95%	97%
Non U.S. government	5	4	5	3
The following table summarizes the percentages of net sales for significant programs, all of which are included in the U.S. government sales and are comprised of multiple contracts:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
RS-25	15%	16%	14%	18%
Standard Missile	13	12	12	13
Patriot Advanced Capability-3 ("PAC-3")	9	9	11	8
Terminal High Altitude Area Defense ("THAAD")	8	8	8	8
The following table summarizes customers that represented more than 10% of net sales, each of which involves sales of several product lines and programs:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Lockheed Martin	32%	33%	33%	31%
Raytheon Technologies Corporation	21	17	19	17
NASA	19	19	18	21
Industry Update
Our primary aerospace and defense customers include DoD, NASA, and the prime contractors that supply products to these customers. We rely on U.S. government funding for aerospace and defense and our backlog depends, in large part, on the continued funding by the U.S. government for these programs. While funding provided by the Consolidated Appropriations Act, 2022 ("Public Law 117-103") expired on September 30, 2022, Congress passed and the President signed into law the Continuing Appropriations and Ukraine Supplemental Appropriations Act, 2023 ("Public Law 117-180") that extends funding through December 16, 2022. Disruptions to our customer’s facilities or delays in our supply chain as a result of COVID-19 could delay or decrease expenditures by U.S. government agencies. Such a decrease in DoD and/or NASA expenditures, the elimination or curtailment of a program in which we are or hope to be involved, or changes in payment patterns of our customers as a result of changes in U.S. government outlays, could have a material adverse effect on our operating results, financial condition, and/or cash flows.

Environmental Matters
Our current and former business operations are subject to, and affected by, federal, state, and local environmental laws and regulations relating to the discharge, treatment, storage, disposal, investigation, and remediation of certain materials, substances, and wastes. Our policy is to conduct our business with due regard for the preservation and protection of the environment. We periodically assess compliance with these regulations and we believe our current operations are materially in compliance with applicable environmental laws and regulations as of September 30, 2022.
The following table summarizes our recoverable amounts, environmental reserves, and range of liability, as of September 30, 2022:

	Recoverable Amounts (1)	Environmental Reserves	Estimated Range of Liability
	(In millions)
Sacramento	$194.9	$221.5	$221.5 - $353.9
Baldwin Park Operable Unit	49.5	56.3	56.3 - 68.7
Other Aerojet Rocketdyne sites	10.6	10.5	10.5 - 20.8
Other sites	0.6	5.1	5.1 - 6.3
Total	$255.6	$293.4	$293.4 - $449.7
_____
(1)Excludes the receivable from Northrop Grumman Corporation ("Northrop") of $36.0 million as of September 30, 2022, related to environmental costs already paid (and therefore not reserved) by us in prior years and reimbursable under our agreement with Northrop.
Environmental remediation costs are primarily incurred by our Aerospace and Defense segment, and certain of these costs are recoverable from our contracts with the U.S. government. We currently estimate approximately 12% of our future Aerospace and Defense segment environmental remediation costs will not likely be reimbursable and are expensed.
Capital Structure
We have a substantial amount of debt for which we are required to make interest and principal payments. Interest on long-term financing is not a recoverable cost under our U.S. government contracts. As of September 30, 2022, we had $306.8 million of debt outstanding.
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
COVID-19
During the three and nine months ended September 30, 2022, our financial results and operations were not materially adversely impacted by the COVID-19 pandemic. The extent to which the Company’s future financial results could be impacted by the COVID-19 pandemic depends on future developments that are highly uncertain and cannot be predicted at this time. We are not aware of any specific event or circumstance that would require an update to its estimates or judgments or a revision of the carrying value of its assets or liabilities as of the date of issuance of this Quarterly Report on Form 10-Q. These estimates may change, as new events occur and additional information is obtained. Actual results could differ materially from these estimates under different assumptions or conditions.
The CARES Act was enacted on March 27, 2020, in response to the COVID-19 pandemic and the negative impacts that it has had on the global economy and U.S. companies. The CARES Act includes various financial measures to assist companies, including temporary changes to income and non-income-based tax laws. Through these provisions, as of September 30, 2022, we have delayed $10.7 million of payroll tax payments that otherwise would have been paid. Additionally, in accordance with the provisions of the CARES Act, we accelerated depreciation on qualified improvement property placed in service after December 31, 2017, for income tax purposes.
Proxy Contest
As disclosed in Note 8(a) in the Notes to Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report, the proxy contest has concluded. See Note 11 of the Notes to Unaudited Condensed Consolidated Financial Statements for information on the costs associated with the proxy contest.
Results of Operations
Net Sales

	Three months ended September 30,			Nine months ended September 30,
	2022	2021	Change*	2022	2021	Change**
	(In millions)
Net sales	$549.8	$545.3	$4.5	$1,589.4	$1,598.3	$(8.9)
* Primary reason for change. The increase in net sales was primarily driven by an increase on the Next Generation Interceptor ("NGI") and Standard Missile programs partially offset by a decline in the Guided Multiple Launch Rocket System ("GLMRS") and RL10 programs.
** Primary reason for change. The decrease in net sales was primarily driven by a decline on the RS-25 program partially offset by an increase on the NGI and PAC-3 programs.
Cost of Sales (exclusive of items shown separately below)

	Three months ended September 30,			Nine months ended September 30,
	2022	2021	Change*	2022	2021	Change**
	(In millions, except percentage amounts)
Cost of sales (exclusive of items shown separately below)	$459.3	$446.5	$12.8	$1,354.3	$1,310.6	$43.7
Percentage of net sales	83.5%	81.9%		85.2%	82.0%
* Primary reason for change. The increase in cost of sales as a percentage of net sales was primarily driven by favorable changes in contract estimates on the RL10 program in the prior year comparative period.
** Primary reason for change. The increase in cost of sales as a percentage of net sales was primarily driven by cost growth from supply chain disruptions and necessary technical and manufacturing changes on a portion of the Standard Missile program and favorable contract performance on the RS-68 program in the prior year comparative period.

Selling, General and Administrative Expense ("SG&A")

	Three months ended September 30,			Nine months ended September 30,
	2022	2021	Change	2022	2021	Change*
	(In millions, except percentage amounts)
Components of SG&A:
SG&A excluding stock-based compensation	$5.1	$4.7	$0.4	$20.9	$17.2	$3.7
Stock-based compensation	0.5	0.5	—	2.5	10.6	(8.1)
SG&A	$5.6	$5.2	$0.4	$23.4	$27.8	$(4.4)
Percentage of net sales	1.0%	1.0%		1.5%	1.7%
Percentage of net sales excluding stock-based compensation	0.9%	0.9%		1.3%	1.1%
* Primary reason for change. The decrease in SG&A expense was primarily driven by lower stock-based compensation partially offset by higher legal costs. See Note 4 of the Notes to Unaudited Condensed Consolidated Financial Statements for additional information on stock-based compensation.
Depreciation and Amortization

	Three months ended September 30,			Nine months ended September 30,
	2022	2021	Change	2022	2021	Change*
	(In millions)
Components of depreciation and amortization:
Depreciation	$11.5	$11.1	$0.4	$35.0	$34.0	$1.0
Amortization	1.7	1.7	—	5.1	8.3	(3.2)
Accretion	0.6	0.7	(0.1)	1.9	2.1	(0.2)
Depreciation and amortization	$13.8	$13.5	$0.3	$42.0	$44.4	$(2.4)
* Primary reason for change. The decrease in depreciation and amortization expense was primarily due to the completion of amortization expense in the third quarter of 2021 for a significant portion of the customer related intangible assets associated with the acquisition of the Rocketdyne Business from United Technologies Corporation in 2013.
Other Expense, net

	Three months ended September 30,			Nine months ended September 30,
	2022	2021	Change*	2022	2021	Change**
	(In millions)
Other expense, net	$17.8	$8.7	$9.1	$45.5	$24.0	$21.5
* Primary reason for change. The increase in other expense, net was primarily due to $16.3 million of costs associated with the proxy contest and associated litigation partially offset by lower Merger costs as a result of the termination of the Merger in January 2022. See Note 11 of the Notes to Unaudited Condensed Consolidated Financial Statements for additional information.
** Primary reason for change. The increase in other expense, net was primarily due to $28.3 million of costs associated with the proxy contest and associated litigation and $15.7 million of costs associated with legal matters. These costs were partially offset by lower Merger costs as a result of the termination of the Merger in January 2022. See Note 11 of the Notes to Unaudited Condensed Consolidated Financial Statements for additional information.

Retirement Benefits Expense

	Three months ended September 30,			Nine months ended September 30,
	2022	2021	Change*	2022	2021	Change*
	(In millions)
Components of retirement benefits expense:
Interest cost on benefit obligation	$9.0	$8.5	$0.5	$27.0	$25.5	$1.5
Expected return on assets	(15.7)	(15.3)	(0.4)	(47.2)	(46.0)	(1.2)
Amortization of prior service costs	—	—	—	0.1	0.1	—
Amortization of net losses	6.9	15.3	(8.4)	20.8	45.8	(25.0)
Retirement benefits expense	$0.2	$8.5	$(8.3)	$0.7	$25.4	$(24.7)
* Primary reason for change. The decrease in retirement benefits expense was primarily due to lower amortization of net actuarial losses as a result of an increase in the discount rate used to calculate benefits obligation at December 31, 2021.
Loss on debt

	Three months ended September 30,			Nine months ended September 30,
	2022	2021	Change*	2022	2021	Change*
	(In millions)
Loss on debt	$22.7	$0.9	$21.8	$22.7	$10.5	$12.2
* Primary reason for change. As a result of the irrevocable cash settlement redemption notice issued to holders on July 15, 2022 of our outstanding 2¼% Notes, we were required to separate a derivative from the 2¼% Notes. The irrevocable cash conversion option became a forward sale contract which was not eligible for the “own stock” scope exception allowed under the accounting guidance since it was required to be settled in cash and resulted in a loss on debt of $22.6 million in the nine months ended September 30, 2022. Additionally, in the nine months ended September 30, 2022, we recorded a loss on debt of $0.1 million related to an amendment to the Senior Credit Facility. See Note 7 of the Notes to Unaudited Condensed Consolidated Financial Statements for additional information.
In the nine months ended September 30, 2021, we settled $154.1 million of our 2¼% Notes as a result of receiving conversion notices from the holders of the 2¼% Notes. The principal amount of $154.1 million was settled in cash and the conversion premium was settled in 2.9 million common shares resulting in a pre-tax charge of $10.5 million.
Interest Income and Other

	Three months ended September 30,			Nine months ended September 30,
	2022	2021	Change*	2022	2021	Change*
	(In millions)
Interest income and other	$2.2	$0.2	$2.0	$2.0	$1.5	$0.5
* Primary reason for change. The increase in interest income and other was primarily due to a higher rate of return on our cash and cash equivalents balances.
Interest Expense

	Three months ended September 30,			Nine months ended September 30,
	2022	2021	Change*	2022	2021	Change**
	(In millions)
Components of interest expense:
Contractual interest and other	$4.6	$3.4	$1.2	$12.0	$10.6	$1.4
Amortization of debt discount and deferred financing costs	0.5	1.5	(1.0)	1.3	4.5	(3.2)
Interest expense	$5.1	$4.9	$0.2	$13.3	$15.1	$(1.8)
*Primary reason for change. The increase in interest expense was primarily due to higher interest rates on borrowings under our Senior Credit Facility partially offset by the adoption of the new accounting standard that eliminated the amortization of the debt discount effective January 1, 2022 (see Note 1 of the Notes to Unaudited Condensed Consolidated Financial Statements).

**Primary reason for change. The decrease in interest expense was primarily due to the adoption of the new accounting standard that eliminated the amortization of the debt discount effective January 1, 2022 (see Note 1 of the Notes to Unaudited Condensed Consolidated Financial Statements) partially offset by higher interest rates on borrowings under our Senior Credit Facility.
Income Taxes
The income tax provision was as follows:

	Nine months ended September 30,
	2022	2021
	(In millions)
Income tax provision	$31.5	$36.4
In the nine months ended September 30, 2022, the income tax provision was $31.5 million for an effective tax rate of 35.2%. Our effective tax rate differed from the 21% statutory federal income tax rate primarily due to state income taxes, loss on debt (see discussion above), and certain other expenditures which are permanently not deductible for tax purposes, partially offset by Research and Development ("R&D") credits and original issue discount deductions on convertible debt.
In the nine months ended September 30, 2021, the income tax provision was $36.4 million for an effective tax rate of 25.6%. Our effective tax rate differed from the 21% statutory federal income tax rate primarily due to state income taxes and certain expenditures which are permanently not deductible for tax purposes, partially offset by the impact of R&D credits.
Beginning in 2022, the Tax Cuts and Jobs Act of 2017, changed the deductibility rules of R&D expenditures. Accordingly, as of September 30, 2022, the income tax payable balance totaled $104.8 million resulting in a significant increase in the income tax payable balance compared with an income tax receivable position as of December 31, 2021. While it is possible that Congress may modify, defer or repeal this provision before it takes effect, we have no assurance that the provision will be modified, deferred or repealed. If this provision is not modified, deferred or repealed, it may have an adverse effect on our operating results, financial condition, and/or cash flows.
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
Aerospace and Defense Segment

	Three months ended September 30,			Nine months ended September 30,
	2022	2021	Change*	2022	2021	Change**
	(In millions, except percentage amounts)
Net sales	$549.2	$544.7	$4.5	$1,587.6	$1,596.2	$(8.6)
Segment performance	74.9	73.6	1.3	176.1	211.2	(35.1)
Segment margin	13.6%	13.5%		11.1%	13.2%
* Primary reason for change. The increase in net sales was primarily driven by an increase on the NGI and Standard Missile programs partially offset by a decline in the GLMRS and RL10 programs.
The increase in segment margin was primarily driven by lower retirement benefits expense and costs associated with the terminated Merger partially offset by favorable changes in contract estimates on the RL10 program in the prior year comparative period.
** Primary reason for change. The decrease in net sales was primarily driven by a decline on the RS-25 program partially offset by an increase on the NGI and PAC-3 programs.
The decrease in segment margin was primarily driven by (i) cost growth from supply chain disruptions and necessary technical and manufacturing changes on a portion of the Standard Missile program; (ii) favorable contract performance on the RS-68 program in the prior year comparative period; and (iii) legal settlements in the current year. These factors were partially offset by lower retirement benefits expense and costs associated with the terminated Merger.
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

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Fixed-price	56%	57%	56%	56%
Cost-reimbursable	44	43	44	44
During the three months ended September 30, 2022, we had no net changes in contract estimates on operating results before income taxes compared with net favorable changes of $10.8 million during the three months ended September 30, 2021.
During the nine months ended September 30, 2022, we had $32.2 million of net unfavorable changes in contract estimates on operating results before income taxes compared with net favorable changes of $32.4 million during the nine months ended September 30, 2021.
Real Estate Segment

	Three months ended September 30,			Nine months ended September 30,
	2022	2021	Change	2022	2021	Change*
	(In millions)
Net sales	$0.6	$0.6	$—	$1.8	$2.1	$(0.3)
Segment performance	(0.3)	(0.1)	(0.2)	(0.6)	(0.7)	0.1
Net sales and segment performance consist primarily of rental property operations.
Backlog
As of September 30, 2022, our total remaining performance obligations, also referred to as backlog, totaled $6.7 billion. We expect to recognize approximately 34%, or $2.3 billion, of the remaining performance obligations as sales over the next twelve months, an additional 25% the following twelve months, and 41% thereafter. A summary of our backlog is as follows:

	September 30, 2022	December 31, 2021
	(In billions)
Funded backlog	$3.0	$3.1
Unfunded backlog	3.7	3.7
Total backlog	$6.7	$6.8
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
Use of Non-GAAP Financial Measures
Adjusted EBITDAP, Adjusted Net Income, and Adjusted EPS
We provide the Non-GAAP financial measures of our performance called Adjusted EBITDAP, Adjusted Net Income, and Adjusted EPS. We use these metrics to measure our operating and total Company performance. We believe that for management and investors to effectively compare core performance from period to period, the metrics should exclude items that are not indicative of, or are unrelated to, results from our ongoing business operations, such as retirement benefits (pension and postretirement benefits), significant non-cash expenses, the impacts of financing decisions on earnings, and items incurred outside the ordinary, ongoing and customary course of our business. Accordingly, we define Adjusted EBITDAP as GAAP net income adjusted to exclude interest expense, interest income, income taxes, depreciation and amortization, retirement benefits net of amounts that are recoverable under our U.S. government contracts, and unusual items (see Note 11 in the unaudited condensed consolidated financial statements for additional information). Adjusted Net Income and Adjusted EPS exclude retirement benefits net of amounts that are recoverable under our U.S. government contracts and unusual items which we do not believe are reflective of such ordinary, ongoing and customary activities. Adjusted Net Income and Adjusted EPS do not represent, and should not be considered an alternative to, net income or diluted EPS as determined in accordance with GAAP.

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
	(In millions, except per share and percentage amounts)
Net income	$13.7	$42.5	$57.9	$105.6
Interest expense	5.1	4.9	13.3	15.1
Interest income and other	(2.2)	(0.2)	(2.0)	(1.5)
Income tax provision	13.7	14.8	31.5	36.4
Depreciation and amortization	13.8	13.5	42.0	44.4
GAAP retirement benefits expense	0.2	8.5	0.7	25.4
CAS recoverable retirement benefits expense	(7.2)	(9.6)	(26.1)	(29.1)
Unusual items	38.6	8.1	69.2	31.3
Adjusted EBITDAP	$75.7	$82.5	$186.5	$227.6
Net income as a percentage of net sales	2.5%	7.8%	3.6%	6.6%
Adjusted EBITDAP as a percentage of net sales	13.8%	15.1%	11.7%	14.2%

Net income	$13.7	$42.5	$57.9	$105.6
GAAP retirement benefits expense	0.2	8.5	0.7	25.4
CAS recoverable retirement benefits expense	(7.2)	(9.6)	(26.1)	(29.1)
Unusual items	38.6	8.1	69.2	31.3
Income tax impact of adjustments (1)	(8.6)	(1.8)	(11.9)	(7.2)
Adjusted Net Income	$36.7	$47.7	$89.8	$126.0

Diluted EPS	$0.17	$0.51	$0.70	$1.29
Adjustments	0.28	0.07	0.38	0.25
Adjusted EPS	$0.45	$0.58	$1.08	$1.54

Diluted weighted average shares, as reported and adjusted	81.2	82.3	84.3	81.5
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

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
	(In millions)
Net cash provided by (used in) operating activities	$35.0	$75.2	$(73.8)	$95.4
Capital expenditures	(12.7)	(5.0)	(24.2)	(17.3)
Free Cash Flow	$22.3	$70.2	$(98.0)	$78.1
Because our method for calculating these Non-GAAP measures may differ from other companies’ methods, the Non-GAAP measures presented above may not be comparable to similarly titled measures reported by other companies. These measures are not recognized in accordance with GAAP, and we do not intend for this information to be considered in isolation or as a substitute for GAAP measures.
Liquidity and Capital Resources
We believe that our existing cash and cash equivalents and availability under the Senior Credit Facility coupled with cash generated from our future operations will provide sufficient funds to meet our operating plan for the next twelve months and the foreseeable future. As of September 30, 2022, we had $334.5 million of cash and cash equivalents as well as $622.2 million of available borrowings under our Senior Credit Facility. However, there are a number of factors that could positively or negatively impact our liquidity position, including:
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
As of September 30, 2022, our combined balance of cash and cash equivalents and restricted cash decreased by $365.9 million to $337.5 million from a balance of $703.4 million as of December 31, 2021.
The cash used in operating activities in the nine months ended September 30, 2022, of $73.8 million was primarily due to (i) an increase in accounts receivable and unbilled receivables due to the timing of sales and billings and (ii) income tax payments.
The cash used in investing activities in the nine months ended September 30, 2022, of $25.2 million was primarily related to capital expenditures.
Cash used in financing activities in the nine months ended September 30, 2022, was $266.9 million primarily resulting from (i) debt payments and conversion settlements of $259.6 million (ii) $4.3 million of net cash used by our equity plans; (iii) $1.7 million of costs incurred associated with the Senior Credit Facility amendment; and (iv) $1.3 million of dividend payments.
Senior Credit Facility
The Senior Credit Facility matures on September 20, 2025, and consists of (i) a $650.0 million revolving line of credit (the "Revolver") and (ii) a $269.1 million Term Loan. The Term Loan and any borrowings under the Revolver bear interest at the Secured Overnight Financing Rate plus an applicable margin ranging from 175 to 250 basis points based on our leverage ratio measured at the end of each quarter. In addition to interest, we must pay certain fees including (i) letter of credit fees ranging from 175 to 250 basis points per annum on the amount of issued but undrawn letters of credit and alternative currency rate loans and (ii) commitment fees ranging from 30 to 45 basis points per annum on the unused portion of the Revolver. The Term Loan amortized at a rate of 5.0% per annum as of September 30, 2022. The Company was in compliance with its financial and non-financial covenants as of September 30, 2022.
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
Forward-Looking Statements
Certain information contained in this report should be considered "forward-looking statements" as defined by Section 21E of the Private Securities Litigation Reform Act of 1995. All statements in this report other than historical information may be deemed forward-looking statements. These statements present (without limitation) the expectations, beliefs, plans and objectives of management and future financial performance and assumptions underlying, or judgments concerning, the matters discussed in the statements. The words "believe," "estimate," "anticipate," "project" and "expect," and similar expressions, are generally intended to identify forward-looking statements. Forward-looking statements involve certain risks, estimates, assumptions and uncertainties, including with respect to future sales and activity levels, cash flows, contract performance, the outcome of litigation and contingencies, environmental remediation and anticipated costs of capital. A variety of factors could cause actual results or outcomes to differ materially from those expected and expressed in our forward-looking statements. We caution you that any forward-looking statements made in this report are not guarantees of future performance, events or results, and you should not place undue reliance on these forward-looking statements, which speak only as of the date of this report. We do not intend, and we undertake no obligation, to update any forward-looking information to reflect new information, future events or otherwise, except as required by law. Important risk factors that could cause actual results or outcomes to differ from those expressed in the forward-looking statements are described in the section "Risk Factors" in Item 1A of our Annual Report to the SEC on Form 10-K for the year ended December 31, 2021, as supplemented by the section "Risk Factors" in Part II, Item 1A of this Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, and include, but are not limited to, the following:
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

•    distraction of management caused by internal governance matters or other developments;
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
Borrowings
As of September 30, 2022, our debt principal excluding finance lease obligations totaled $265.7 million at a variable rate of 4.88%.
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
The table below provides information about shares surrendered to the Company during the three months ended September 30, 2022, to pay employee withholding taxes due upon the vesting of restricted stock.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased under the Plans or Programs
July 1, 2022 through July 31, 2022	—	$—	—	—
August 1, 2022 through August 31, 2022	—	—	—	—
September 1, 2022 through September 30, 2022	10,072	42.70	—	—
Total	10,072	$42.70	—	—
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits

Incorporated herein by reference
Table Item No.	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed or Furnished herewith
3.1	Aerojet Rocketdyne Holdings, Inc. Second Amended and Restated Bylaws (as amended June 30, 2022)	10-Q	1-01520	3.1	August 1, 2022
10.1	Second Amendment to Fourth Amended and Restated Credit Agreement with Bank of America, N.A., dated as of September 28, 2022.	8-K	1-01520	10.1	September 29, 2022
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.					X
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.					X
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

Aerojet Rocketdyne Holdings, Inc.

Date:	November 1, 2022	By:	/s/ Eileen P. Drake
Eileen P. Drake
Chief Executive Officer and President
(Principal Executive Officer)

Date:	November 1, 2022	By:	/s/ Daniel L. Boehle
Daniel L. Boehle
Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)