Form 10-K
period 2022-12-31
AEROJET ROCKETDYNE HOLDINGS, INC.
filed 2023-02-15
CIK 40888

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2022
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
Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☒
The aggregate market value of the voting common equity held by nonaffiliates of the registrant as of June 30, 2022, was $3.3 billion.
As of February 9, 2023, there were 80,677,246 outstanding shares of the Company’s common stock, including unvested common shares, $0.10 par value.
Portions of the 2023 Proxy Statement of Aerojet Rocketdyne Holdings, Inc. relating to its annual meeting of stockholders are incorporated by reference into Part III of this Report.

Aerojet Rocketdyne Holdings, Inc.
Annual Report on Form 10-K
For the Year Ended December 31, 2022

Part I
Item 1. Business
Unless otherwise indicated or required by the context, as used in this Annual Report on Form 10-K ("Report"), the terms "we," "our," "us," and the "Company" refer to Aerojet Rocketdyne Holdings, Inc. and all of its subsidiaries that are consolidated in conformity with accounting principles generally accepted in the United States of America ("GAAP").
All statements in this Report other than historical information should be considered "forward-looking statements" as defined by Section 21E of the Private Securities Litigation Reform Act of 1995. These statements present (without limitation) the expectations, beliefs, plans, and objectives of management and future financial performance and assumptions underlying, or judgments concerning, the matters discussed in the statements. The words "believe," "estimate," "anticipate," "project," "expect," "reliable," and similar expressions are intended to identify forward-looking statements. Forward-looking statements involve certain risks, estimates, assumptions, and uncertainties, including with respect to the proposed merger with L3Harris Technologies, Inc. ("L3Harris"), the uncertainties arising from the coronavirus ("COVID-19") pandemic, future sales and activity levels, cash flows, contract performance, the outcome of litigation and contingencies, environmental remediation, availability of capital, and anticipated costs of capital. Important risk factors that could cause actual results or outcomes to differ from those expressed in the forward-looking statements are described in the section "Risk Factors" in Item 1A of this Report. Additional risk factors may be described from time to time in our future filings with the Securities and Exchange Commission ("SEC").
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
L3Harris Merger Agreement
On December 17, 2022, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement"), with L3Harris and Aquila Merger Sub Inc., a Delaware corporation and a wholly-owned subsidiary of L3Harris ("Merger Sub"), pursuant to which, subject to the terms and conditions thereof, Merger Sub will merge with and into the Company (the "Merger") with the Company being the surviving corporation and a wholly-owned subsidiary of L3Harris.
Subject to the terms and conditions set forth in the Merger Agreement, each share of the Company's common stock outstanding as of immediately prior to the effective time of the Merger will be canceled and converted into the right to receive $58.00 in cash, without interest, plus, if the closing occurs after September 17, 2023, $0.0025 for each calendar day elapsed after such date to and including the closing date.
Closing of the Merger is anticipated to occur in 2023, subject to various customary conditions, including our stockholder approval and regulatory clearance under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the "HSR Act").
Lockheed Martin Corporation ("Lockheed Martin") Terminated Merger Agreement
On December 20, 2020, the Company entered into an Agreement and Plan of Merger (the "Lockheed Terminated Merger Agreement") with Lockheed Martin and Mizar Sub, Inc., a wholly-owned subsidiary of Lockheed Martin, pursuant to which each share of common stock of the Company would have been automatically converted into the right to receive cash in an amount equal to $51.00 per share, adjusted from $56.00 following the payment of a one-time cash dividend of $5.00 per share paid in March 2021, and the Company would have become a wholly-owned subsidiary of Lockheed Martin (the "Terminated Merger").
On January 25, 2022, the Federal Trade Commission ("FTC") filed a complaint against the Company and Lockheed Martin in the FTC’s administrative court and a complaint in U.S. federal court seeking a preliminary injunction to stop the deal pending an administrative trial. On February 13, 2022, Lockheed Martin notified the Company that it had elected to terminate the Lockheed Terminated Merger Agreement. On February 14, 2022, pursuant to the parties’ joint motion, the administrative complaint and the U.S. federal court complaint were dismissed.
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
We have demonstrated a legacy of successfully meeting the most challenging missions by producing some of the world’s most technologically advanced propulsion systems to meet our nation's critical needs. We believe we maintain a unique competitive position due to our strategic focus on creating and maintaining a broad spectrum of propulsion and energetic products assisted by the growing market demand for our innovative energy management technologies. The highly reliable nature of our revenue comes from the long-term nature of the programs with which we are involved, our attractive contract base and our deep customer relationships. High renewal rates, supported by our market leading technology, provide us with a highly stable business base from which to grow. As of December 31, 2022, our remaining performance obligations, also referred to as backlog, totaled $6.8 billion and our funded backlog, which includes only amounts for which funding has been authorized by a customer and a purchase order has been received, totaled $3.1 billion.
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
Our key space programs include: (i) RS-25 main and RL10 upper-stage engines that power NASA’s Space Launch System ("SLS"); (ii) RL10 engines that power ULA launch vehicles; (iii) propulsion for the Orion spacecraft and the Starliner Commercial Crew Transportation Capability capsule; (iv) power systems for spacecraft, space stations and rovers; (v) multiple electric and chemical propulsion systems that provide in-space maneuvering capability for spacecraft and satellites; and (vi) chemical propulsion for reaction control systems for launch vehicles.
One of our most exciting accomplishments in 2022 was powering the historic launch of Artemis I; the first launch of NASA’s new mega Moon rocket, the SLS. We provided propulsive elements for the Artemis I mission, as well as high pressure tanks. SLS launched using four shuttle-derived RS-25 main engines on the core stage and one RL10 engine on the upper stage. Artemis I, a three-week mission to cislunar space and back with NASA’s Orion spacecraft, was the first in a series of increasingly complex missions that will enable the return of humans to the Moon and eventually their exploration of Mars.
With the uncrewed Artemis I mission complete, we are beginning preparations with NASA for crewed Artemis flights, and we believe we are positioned to continue supporting the program going forward. We are under contract to build new production RS-25 engines to support Artemis V through IX. The certification process for verifying the new production engine configuration began with an RS-25 confidence test in December 2022. The certification test series will continue throughout 2023.
In addition to the propulsion on NASA’s SLS rocket, we also supply the majority of propulsion aboard the Orion spacecraft and a key component of the Launch Abort System, the jettison motor. In 2022, we received a contract option from Lockheed Martin for the procurement of propulsion systems for the Orion spacecraft that will fly on Artemis missions VI through VIII. This contract option includes delivery of three additional sets of Orion’s service module auxiliary engines and three additional jettison motors. We continue to make progress on the Orion Main Engine contract awarded in 2021.
Aerojet Rocketdyne is also on contract to provide NASA the Advanced Electric Propulsion System for the Power and Propulsion Element ("PPE") of the agency’s Gateway platform. The PPE is intended to ferry crews and cargo between high and low lunar orbit as part of the Artemis program.
Our propulsion and power systems have a long and distinguished flight heritage with the U.S. government and commercial customers. We provide liquid propulsion systems for the first and upper stages of ULA’s Delta IV heavy launch vehicle, as well as the liquid upper-stage propulsion for their Atlas V launch vehicle. ULA’s new Vulcan Centaur launch vehicle is expected to make its inaugural flight in 2023 and we are under contract to supply RL10 upper-stage engines for each Vulcan Centaur mission, as well as reaction control thrusters.
In 2022, ULA awarded Aerojet Rocketdyne to deliver RL10C-X engines for its Vulcan Centaur rocket. The new engines will support ULA as it works to fulfill its commitments under a contract it received from Amazon, as part of the largest commercial launch contract in history, to support the launch of Amazon’s Project Kuiper satellites. The RL10C-X will extend the six-decade flight heritage of the RL10 family of engines by incorporating new upgrades, including a 3D-printed injector and combustion chamber, as well as a lightweight composite nozzle.
In 2022, NASA’s first planetary defense mission, the Double Asteroid Redirection Test ("DART") mission, used our hydrazine thrusters to successfully position the DART spacecraft in order to collide with a small asteroid to change its orbit.
Fission surface power continues to be a growth area for our company. We are on a team (led by Westinghouse of Cranberry Township, Pennsylvania) that was awarded a contract by NASA and the U.S. Department of Energy for a Phase One Nuclear Fission Surface Power contract to provide an initial design concept for a fission surface power system that could be ready to launch to the Moon by the end of the decade.
2022 was a year of firsts and we look forward to continuing to supply power and propulsion systems for NASA’s Artemis program, ULA’s family of rockets, Starliner’s first crewed flight, and a variety of power and in-space propulsion systems in 2023.
Defense. We specialize in the development and production of propulsion systems for defense applications including both solid and liquid propellant based systems, along with air-breathing (ramjet and hypersonic scramjet) systems for missile applications. The majority of these applications are the primary axial propulsion for missile systems. We also develop and manufacture divert and attitude control ("DACs") propulsion (solid propellant and liquid-fueled) systems for missile defense applications. These are complex systems that provide multi-directional and variable thrust levels to steer or control an intercept missile. Additionally, we develop and manufacture post-boost propulsion systems for strategic missiles. These systems provide directional control for ground and sea-based strategic missiles. Using our energetics expertise we also design, develop, and produce warhead/lethality systems for tactical missiles and stored chemical energy propulsion for torpedoes. Our products have been successfully fielded on multiple active U.S. and international weapon system platforms. The breadth of our applications includes tactical missiles, missile defense interceptors, hypersonic systems, strategic boosters and post-boost systems and torpedo propulsion for a variety of applications.
During 2022, we continued to expand our strong legacy propulsion franchises on the Standard Missile, Patriot Advanced Capability-3 ("PAC-3"), Terminal High Altitude Area Defense ("THAAD") and Guided Multiple Launch Rocket System ("GMLRS") missile programs. On the THAAD program, we were awarded a multi-year production contract with Lockheed Martin for propulsion elements to include the Liquid Divert and Attitude Control ("LDACs") and Solid Rocket Motor ("SRM") Booster. These franchise programs continue to be globally deployed in support of U.S. and allied armed forces.
In the hypersonic propulsion arena, an advanced Aerojet Rocketdyne scramjet engine powered the successful 2022 flight test of the Hypersonic Air-breathing Weapon Concept ("HAWC"), in a joint effort with Defense Advanced Research Projects Agency ("DARPA"), Air Force Research Laboratory ("AFRL"), and Lockheed Martin. Additionally, in January 2023, a second successful flight test was executed for DARPA by Lockheed Martin and Aerojet Rocketdyne. Significant scramjet performance data was collected on this flight that reached speeds in excess of Mach 5, travelled more than 300 nautical miles and reached altitudes above 60,000 feet. Further, we continued technology maturation and ground testing at in-house and U.S. government facilities on scramjet and ramjet propulsion systems to support emerging U.S. Air Force, Army, and Navy programs.
Our Aerojet Rocketdyne Coleman Aerospace ("Coleman") business continued to expand both its production backlog and technical capability of the medium-range ballistic missile ("MRBM") target program. We were awarded the third lot of production targets that will incorporate advanced propulsion technology. These technologies include a new large SRM (designated eSR-19) that was successfully validated with a static firing at the AFRL.
We opened our Center of Excellence for Undersea Propulsion to support the U.S. Navy's next generation torpedoes at our Coleman site. This facility will be used to produce the innovative undersea propulsion known as Stored Chemical Energy Propulsion ("SCEPS") and the entire torpedo afterbody. Upon completion of the new facility and in support of the MK54 lightweight torpedo proof of manufacturing program, we successfully built and tested a SCEPS lithium boiler that could be used to power the U.S. Navy’s next generation torpedoes. We will also power the U.S. Navy’s new Compact Rapid Attack Weapon ("CRAW") as part of the Raytheon Missiles & Defense team building the next generation torpedo.
A subset of our key defense programs include: (i) Boosters and Solid DACs for the U.S. Navy’s Standard Missile family, (ii) Booster and LDACs for THAAD, (iii) PAC-3, (iv) GMLRS, (v) Stinger, (vi) Javelin, (vii) Patriot GEM-T, (viii) Tactical Tomahawk, (ix) Army Tactical Missile Systems ("ATACMS"), (x) Tube-launched Optically-tracked Wire-guided ("TOW") warhead, (xi) Next Generation Interceptor ("NGI"), and (xii) Ground Based Strategic Deterrent ("GBSD").
Information concerning the percentage of net sales attributable to our significant programs appears in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations under the caption "Major Customers."
Competition
The competitive dynamics of our business vary by product type and customer, but we experience many of the same challenges as the broader aerospace and defense industry. The large majority of products we manufacture are highly complex, technically sophisticated and extremely difficult or hazardous to build, which requires rigorous manufacturing systems and highly specialized manufacturing equipment. While historically these factors contributed to substantial barriers to entry, modern design tools and manufacturing techniques (such as additive manufacturing) are enabling new entrants with the funding to enter this industry, leading to increased competition. For example, competitors such as SpaceX and Blue Origin have developed propulsion systems for their satellite and space launch vehicles. These new competitors have signaled their intent to compete primarily on price and are willing to take on substantial risk exposure on development programs with unproven market potential and are, therefore, disrupting existing cost paradigms and manufacturing methodologies. Additionally, Northrop is a longstanding competitor for nearly all of the Company’s propulsion products. For in-space propulsion, customer demand for small satellites is rapidly expanding, and small satellites are increasingly displacing large satellites, which comprise the core end use for the Company’s in-space propulsion products. We see a number of new startups entering into the supply of liquid, chemical, and electric propulsion systems for small launch vehicles and satellites. In missiles and missile defense systems, the U.S. government has utilized its resources to facilitate entry and expansion by propulsion suppliers in order to shore up the U.S. rocket propulsion industrial base. For example, the Naval Surface Warfare Center has partnered with both Nammo Energetics Indian Head ("Nammo") and MBDA Incorporated ("MBDA") to support the development of solid propulsion, and DARPA and AFRL have awarded Small Business Innovation Research contracts to Innoveering, LLC in support of its air-breathing hypersonic propulsion development.
The following table lists significant participants in the propulsion market (in alphabetical order):

Parent Company	Propulsion Type
ABL Space Systems	Liquid
Aerojet Rocketdyne Holdings, Inc.	Solid, liquid, air-breathing, electric, chemical
Agile Aerospace	Chemical
Amazon Kuiper	Electric
ArianeGroup	Solid, liquid, electric, chemical
Astra (Apollo Fusion)	Electric
Avio S.p.A	Solid, liquid
Busek Co. Inc.	Electric
Blue Origin	Liquid, electric, chemical
Bradford	Chemical
Exoterra	Electric
Fakel	Electric
Firefly Aerospace	Liquid
Frontier Aerospace	Liquid, chemical
General Dynamics	Solid
IHI Aerospace	Liquid, electric, chemical
Innoveering, LLC	Air-breathing
MBDA	Solid
Moog Inc.	Liquid, chemical
Nammo	Solid, liquid, chemical
Northrop	Solid, liquid, air-breathing, electric, chemical
Orbion	Electric
PhaseFour	Electric
Rafael	Electric, chemical
Relativity	Liquid
Rocket Lab	Liquid
Safran	Electric
Sierra Nevada Corporation	Liquid, chemical
SpaceX	Liquid, electric, chemical
Stellar Exploration	Chemical
Virgin Orbit	Liquid
Voyager Space	Solid
Industry Overview
Our primary aerospace and defense customers include DoD, NASA, and the prime contractors that supply products to these customers. We rely on U.S. government funding for aerospace and defense and our backlog depends, in large part, on the continued funding by the U.S. government for these programs. With the enactment of the Consolidated Appropriations Act, 2023 ("Public Law 117-328") on December 29, 2022, DoD and NASA are funded for the remainder of government fiscal year 2023. In light of continued Russian actions in Ukraine, Public Law 117-328 also included the Additional Ukraine Supplemental Appropriations Act, 2023, to provide aid, equipment, and munitions to Ukraine. Disruptions to our customer’s facilities or delays in supply chain as a result of global events could delay or decrease expenditures by U.S. government agencies. Such a decrease in DoD and/or NASA expenditures, the elimination or curtailment of a program in which we are or hope to be involved, or changes in payment patterns of our customers as a result of changes in U.S. government outlays, could have a material adverse effect on our operating results, financial condition, and/or cash flows.
Major Customers
Information concerning major customers appears in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations under the caption "Major Customers."
Contract Types
Research and development ("R&D") contracts are awarded during the early stages of a program’s development. Production contracts provide for the production and delivery of mature products for operational use. Our contracts are largely categorized as either "fixed-price" (largely used by the U.S. government for production-type contracts) or "cost-

reimbursable" (largely used by the U.S. government for development-type contracts). During 2022, approximately 55% of our net sales were from fixed-price contracts and 45% from cost-reimbursable contracts.
Fixed-price contracts are typically (i) firm fixed-price, (ii) fixed-price-incentive fee, or (iii) fixed-price level of effort contracts. For firm fixed-price contracts, Aerojet Rocketdyne performs work for a fixed price and realizes all of the profit or loss resulting from variations in costs during contract performance. For fixed-price-incentive fee contracts, Aerojet Rocketdyne receives increased or decreased fees (or profits) based upon actual performance against established targets or other criteria. For fixed-price level of effort contracts, Aerojet Rocketdyne generally receives a structured fixed price per labor hour, dependent upon the customer’s labor hour needs. All fixed-price contracts present the risk of unreimbursed cost overruns potentially resulting in lower than expected contract profit margin and losses. Given broader inflation in the economy, we are monitoring the risk inflation presents to active and future contracts. To date, we have not seen broad-based increases in costs from inflation that are material to our business as a whole; however, if we begin to experience greater than expected supply chain and labor inflation our profits and margins under our contracts, in particular fixed price contracts, could be adversely affected.
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
 Availability of raw materials and supplies has been generally sufficient. We sometimes are dependent, for a variety of reasons, upon sole-source or qualified suppliers and have, in some instances in the past, experienced difficulties meeting production and delivery obligations because of delays in delivery or reliance on such suppliers. Further, we continue to experience volatility in the price and lead-times of certain commodity metals, electronic components, and constituent chemicals. Finally, as a U.S. government contractor, we are often limited to procuring materials from certain suppliers capable of meeting rigorous customer and government specifications.
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
Leasing
We currently lease office space to various third parties that generated $2.4 million in revenue in 2022.
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
We did not incur material capital expenditures for environmental control facilities in 2022 nor do we anticipate any material capital expenditures in 2023 and 2024. See Management’s Discussion and Analysis in Part II, Item 7 "Environmental Matters" and "Environmental Reserves and Estimated Recoveries " of this Report for additional information.
Additional information on the risks related to environmental matters can be found under "Risk Factors" in Item 1A of this Report, including the material effects on compliance with environmental regulations that may impact our competitive position and operating results.
Human Capital Management
We believe our success depends on the strength of our workforce and our culture of accountability, adaptability, excellence, integrity and teamwork. Our integrated human capital management strategy enables and develops this culture and includes the acquisition, development, and retention of talent, as well as the design of compensation and benefits programs, to deliver on our strategy.
Employees - As of December 31, 2022, 7% of our 5,283 employees were covered by collective bargaining agreements. We believe that our relations with our employees and unions are good.

Development - We enable our employees to reach their full potential by providing a wide range of career development opportunities, skill development and resources they need to be successful. Our Rocket University learning platform supplements our talent development strategies and enables employees to access instructor-led, in-person and virtual courses, as well as self-directed, web-based courses. Our Talent Management process includes ongoing performance ‘check-ins’ and leader-focused Talent Reviews and Succession Planning, which provide for the formal identification and development of our next generation leaders, and the building of a robust talent pipeline for key roles across the enterprise. We encourage advancement and movement across our organization to fill our open positions with strong and experienced management talent and individual contributors.
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
Our Internet website address is www.AerojetRocketdyne.com. We have made available through our Internet website, free of charge, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as soon as reasonably practicable after such materials were electronically filed with, or furnished to, the SEC. We also make available on our Internet website our corporate governance guidelines and the charters for each of the following committees of our Board of Directors: Audit; Corporate Governance & Nominating; and Organization & Compensation. Copies of the Code of Conduct and the Company’s Corporate Governance Guidelines are available on the Company’s Internet website at www.AerojetRocketdyne.com (copies are available in print to any stockholder or other interested person who requests them by writing to Secretary, Aerojet Rocketdyne Holdings, Inc., 222 N. Pacific Coast Highway, Suite 500, El Segundo, California 90245).
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
On December 17, 2022, we entered into the Merger Agreement, pursuant to which L3Harris will acquire us, as described in Part I, Item 1 of this Report. The Merger Agreement contains a number of conditions that must be satisfied or waived prior to the completion of the Merger, including stockholder approval and regulatory approval. We cannot assure you that all of the conditions to the Merger will be satisfied or waived on a timely basis. If the conditions to the Merger are not satisfied or waived on a timely basis, we may be unable to complete the Merger as quickly as expected or at all.
If the Merger is not completed, our ongoing business may be adversely affected as follows: (i) we may experience negative reactions from the financial markets, including negative impacts on the market price of our common stock; (ii) some of management's attention will have been directed to the Merger instead of being directed to our own operations and the pursuit of other opportunities that could have been beneficial to us; (iii) the manner in which customers, suppliers and other third parties perceive us may be negatively impacted, which in turn could affect our ability to compete for business; (iv) we may experience negative reactions from employees; (v) we will have expended time and resources that could otherwise have been spent on our business; and (vi) we may be required, in certain circumstances, to pay a termination fee of $95.6 million, as provided in the Merger Agreement. In addition, any significant delay in consummating the Merger could have an adverse effect on our operating results and adversely affect our relationships with customers and suppliers and would likely lead to a significant diversion of management and employee attention.
Additionally, in approving the Merger Agreement, the Board of Directors considered a number of factors and potential benefits, including the fact that the merger consideration to be received by holders of common stock represented a significant premium over the unaffected trading price as measured by the closing price on August 15, 2022 (the last full day of unaffected trading of the Common Stock). If the Merger is not completed, neither the Company nor the holders of our common stock will realize this benefit of the Merger. Moreover, we would also have nevertheless incurred substantial transaction-related fees and costs and the loss of management time and resources.
Our ability to complete the Merger is subject to certain closing conditions and the receipt of consents and approvals from government entities which may impose conditions that could adversely affect us or cause the Merger to be abandoned.
The Merger Agreement contains certain closing conditions, including, among others, the approval by the holders of a majority of all our outstanding shares to adopt the Merger Agreement and approve the Merger, and the absence of any injunction or similar order issued by any government entity with jurisdiction over any party to the Merger Agreement or law that has the effect of prohibiting the consummation of the Merger or that makes consummation of the Merger illegal. We cannot assure you that the various closing conditions will be satisfied or will not result in the abandonment or delay of the Merger.
In addition, before the Merger may be completed, regulatory approval under the HSR Act, must be obtained. The regulatory review under the HSR Act may impose conditions on the granting of such approval. Such conditions and the process of obtaining regulatory approvals could have the effect of delaying completion of the Merger or of imposing additional costs or limitations on the combined company following the completion of the Merger, and the conditions may result in the failure of a closing condition under the Merger Agreement. The regulatory approvals may not be received at all, may not be received in a timely fashion, or may contain conditions on the completion of the Merger that are unacceptable to L3Harris.
Expenses related to the pending Merger are significant and will adversely affect our operating results.
We have incurred and expect to continue to incur significant expenses in connection with the pending Merger, including legal and investment banking fees. We expect these costs to have an adverse effect on our operating results. If the Merger is not consummated, we may under certain circumstances be required to pay to L3Harris a termination fee of $95.6 million. Our financial position and results of operations would be adversely affected if we were required to pay the termination fee.
We are subject to business uncertainties, litigation risk, and contractual restrictions while the Merger is pending, which could adversely affect our business.
The Merger Agreement requires us to operate in the ordinary course of business and restricts us, without the consent of L3Harris, from taking certain specified actions agreed by the parties to be outside the ordinary course of business until the pending Merger occurs or the Merger Agreement terminates. These restrictions may prevent us from pursuing otherwise attractive business opportunities and making other changes to our business before completion of the Merger or, if the Merger is not completed, termination of the Merger Agreement. One of the conditions to the closing of the Merger is the absence of any injunction or similar order issued by government entity with jurisdiction over any party to the Merger Agreement or law that has the effect of prohibiting the consummation of the Merger or that makes consummation of the Merger illegal. Accordingly, if any of the plaintiffs is successful in obtaining an injunction prohibiting the consummation of the Merger, then such injunction may prevent the Merger from becoming effective, or delay its becoming effective within the expected time frame.
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
The Merger Agreement contains non-solicitation provisions that, subject to limited exceptions, restrict our ability to solicit, initiate, or knowingly encourage or induce competing third-party proposals (or knowingly cooperate in connection with such third party proposals) for the acquisition of our stock or assets. In addition, before our Board of Directors withdraws, qualifies or modifies its recommendation on the Merger or terminates the Merger Agreement to enter into a third-party acquisition proposal, L3Harris generally has an opportunity to offer to modify the terms of the Merger. In some circumstances, upon termination of the Merger Agreement, we will be required to pay a termination fee of $95.6 million.
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
Our primary aerospace and defense customers include the DoD and its agencies, NASA, and the prime contractors that supply products to these customers. We rely on particular levels of U.S. government spending on propulsion systems for defense, space and armament systems for precision tactical weapon systems and munitions applications, and our backlog depends, in a large part, on continued funding by the U.S. government for the programs in which we are involved. These spending levels are not generally correlated with any specific economic cycle, but rather follow the cycle of general public policy and political support for this type of spending, which is unpredictable. Moreover, although our contracts often contemplate that our services will be performed over a period of several years, the U.S. President must propose and Congress must appropriate funds for a given program each government fiscal year and may significantly change, increase, reduce or eliminate, funding for a program. The failure by Congress to approve future budgets on a timely basis could delay procurement of our products and services and cause us to lose future sales. If a prolonged U.S. government shutdown were to occur, it could result in program cancellations, disruptions and/or stop work orders and could limit the U.S. government’s ability to make timely payments, and our ability to perform, on our U.S. government contracts.
In addition, a decrease in the DoD and/or NASA expenditures, the elimination or curtailment of a material program in which we are involved, or changes in payment patterns of our customers as a result of changes in U.S. government spending, could have a material adverse effect on our operating results, financial condition, and/or cash flows.
In addition, U.S. government agency budgets can be negatively impacted by several factors, including, but not limited to, a change in defense spending policy as a result of shifts in political power or otherwise, the U.S. government’s budget deficits, spending priorities, the cost of sustaining the U.S. military presence internationally and possible political pressure to reduce U.S. government military spending, each of which could cause agency budgets to remain unchanged or to decline. A significant decline in U.S. military expenditures could result in a reduction in the amount of our products sold to the various agencies and buying organizations of the U.S. government.
The cancellation or material modification of one or more significant contracts could adversely affect our financial results.
Sales, directly and indirectly, to the U.S. government and its agencies accounted for approximately 95% of our total net sales in 2022. Our contracts typically permit the U.S. government to unilaterally modify or terminate a contract or to discontinue funding for a particular program at any time. The cancellation of a contract, if terminated for cause, could also subject us to liability for the excess costs incurred by the U.S. government in procuring undelivered items from another source. If terminated for convenience under a fixed-price type contract, typically we would be entitled to receive the purchase price for delivered items, reimbursement for allowable costs for work-in-process and an allowance for profit on the contract or adjustment for loss if completion of performance would have resulted in a loss. If terminated for convenience under a cost-reimbursable contract, typically we would be entitled to reimbursement of allowable costs plus a portion of the fee where allowable costs include our cost to terminate agreements with our suppliers and subcontractors. The amount of the fee recovered, if any, is related to the portion of the work accomplished prior to termination and is determined by negotiation.
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
We use a significant quantity of raw materials that are subject to market fluctuations and government regulations. Further, as a U.S. government contractor, we are often required to procure materials from suppliers capable of meeting rigorous customer and government specifications. As market conditions change for these companies, they often discontinue materials with low sales volumes or profit margins. We are often forced to either qualify new materials or pay higher prices to maintain the supply. We may be unable to establish replacement materials and secure customer funding to address specific qualification needs of the programs. In addition, due to the rigorous customer and U.S. government specifications, at times, suppliers may experience schedule delays in meeting these requirements. From time to time, our supply chain may experience isolated events and disruptions such as weather, natural disasters and facility impacts which can also cause schedule delays.
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
While the conflict in Ukraine has not caused any direct supply disruption as we do not source material from that region, the increased demand for our products as a result of this or other conflicts could put pressure on the capacity at key suppliers. In some cases we may need to qualify additional sources to meet this demand and/or secure customer funding to address specific qualification needs of the programs.
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
On February 24, 2022, the Russian Federation commenced a military invasion of Ukraine. Russia’s invasion of Ukraine and the global response, including the imposition of sanctions by the United States and other countries, has exacerbated, and could continue to exacerbate risks facing our business. Due to the nature of our business and because we protect national security information, we face heightened risk of attack by highly organized adversaries, including nation states and hostile foreign governments such as Russia and its allies. The threats we face range from attacks common to most industries to more advanced and persistent, highly organized adversaries, insider threats and other threat vectors targeting us and other defense and aerospace companies, and may include cyber-attacks, security attacks and other targeted maneuvers affecting our properties and operations, including our mission critical systems. Such attacks may also be targeted at our employees, customers or partners. In the event that one or more of these attacks is directed at us or one of the third-parties we work with (including our suppliers, customers, or partners), our business, financial condition and results of operations could be materially adversely affected. We may be required to expend significant additional resources to investigate and fortify our security systems even if an attack is not successful.
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
Climate change may have a long-term impact on our business.
There are inherent climate-related risks wherever our business is conducted. Global climate change may result in certain natural disasters and adverse weather, such as drought, wildfires, storms, sea-level rise, flooding, heat waves, and cold waves, occurring more frequently or with greater intensity. These disruptions could make it more difficult and costly for us to deliver our products and services, obtain components or other supplies through our supply chain, maintain or resume operations, and perform other critical corporate functions.
Concerns over climate change have resulted in, and are expected to continue to result in, the adoption of legal and regulatory requirements designed to address climate change, as well as legal and regulatory requirements requiring certain climate-related disclosures. Where new laws or regulations are more stringent than current legal or regulatory requirements, we may experience increased compliance costs and other burdens to meet such obligations. Ultimately, the impacts of climate change, whether involving physical risks (such as disruptions resulting from climate-related events or rising sea levels) or transition risks (such as regulatory changes, changes in market dynamics or increased operating costs, including the cost of insurance), are expected to be widespread and unpredictable and could have a material adverse effect on our operating results, financial condition, and/or cash flows.
Risks Related to Our Operations
If we experience cost overruns on our contracts, we would have to absorb the excess costs which could adversely affect our financial results and our ability to win new contracts.
In 2022, approximately 55% of our net sales were from fixed-price contracts, most of which are in mature production mode. Under fixed-price contracts, we agree to perform specified work for a fixed price and realize all of the profit or loss resulting from variations in the costs of performing the contract. As a result, all fixed-price contracts involve the inherent risk of unreimbursed cost overruns. To the extent we incur unanticipated cost overruns on a program or platform subject to a fixed-price contract, our profitability would be adversely affected. Future profitability is subject to risks including the ability of suppliers to deliver components of acceptable quality on schedule and the successful implementation of automated tooling in production processes.
In 2022, approximately 45% of our net sales were from cost reimbursable contracts. Under cost reimbursable contracts, we agree to be reimbursed for allowable costs and paid a fee. When our costs are in excess of the final target cost, fees and our margin may be adversely affected. If our costs exceed authorized contract funding or do not qualify as allowable costs under applicable regulations, those costs are expensed, and we will not be reimbursed for those costs. Cost overruns may adversely affect our financial performance and our ability to win new contracts.
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
As of December 31, 2022, 7% of our employees were covered by collective bargaining agreements. In the future, if we are unable to negotiate acceptable new agreements with the unions, upon expiration of the existing contracts, we could experience a strike or work stoppage. Even if we are successful in negotiating new agreements, the new agreements could call for higher wages or benefits paid to union members, which would increase our operating costs and could adversely affect our profitability. If our unionized workers were to engage in a strike or other work stoppage, or other non-unionized operations were to become unionized, we could experience a significant disruption of operations at our facilities or higher ongoing labor costs. A strike or other work stoppage in the facilities of any of our major customers or suppliers could also have similar effects on us.
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
Our pension plans are currently underfunded and we expect to be required to make cash contributions in future periods, which would reduce the cash available for our businesses.
As of December 31, 2022, the pension assets, projected benefits obligations, and unfunded pension obligations were $706.9 million, $949.7 million, and $242.8 million, respectively. In 2023, we expect to make cash contributions of approximately $7 million to our tax-qualified defined benefit pension plan. We generally are able to recover contributions related to our tax-qualified defined benefit pension plan as allowable costs on our U.S. government contracts, but there are differences between when we contribute to our tax-qualified defined benefit pension plan under pension funding rules and when it is recoverable under Cost Accounting Standards ("CAS").
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
We have a substantial amount of debt for which we are required to make interest and principal payments. Interest on long-term financing is not a recoverable cost under our U.S. government contracts. As of December 31, 2022, we had $303.1 million of debt outstanding. Subject to the limits contained in some of the agreements governing our outstanding debt, we may incur additional debt in the future. Our maintenance of higher levels of indebtedness could have adverse consequences including impairing our ability to obtain additional financing in the future.
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
Based on our existing debt agreements, we were in compliance with our financial and non-financial covenants as of December 31, 2022. Any of the covenants described in this risk factor may restrict our operations and our ability to pursue potentially advantageous business opportunities. Our failure to comply with these covenants could result in an event of default that, if not cured or waived, could result in the acceleration of our amended and restated senior credit facility (the "Senior Credit Facility"). In addition, our failure to pay principal and interest when due is a default under the Senior Credit Facility.

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
In the performance of contracts with the U.S. government, we operate in a highly regulated environment and are routinely audited and reviewed by the U.S. government and its agencies, such as the DCAA. These agencies review performance under our contracts, our cost structure and our compliance with applicable laws, regulations and standards, as well as the adequacy of, and our compliance with, our internal control systems and policies. Systems that are subject to review include, but are not limited to, our accounting systems, purchasing systems, property management systems, estimating systems, earned value management systems, and material management and accounting system. Any costs ultimately found to be unallowable or improperly allocated to a specific contract will not be reimbursed and must be refunded if already reimbursed. If an audit uncovers improper or illegal activities, we may be subject to civil and criminal penalties, sanctions or suspension or debarment from doing business with the U.S. government. Whether or not illegal activities are alleged, the U.S. government also has the ability to decrease or withhold certain payments when it deems systems subject to its review to be inadequate. In addition, we could suffer serious reputational harm if allegations of impropriety were made against us, even if untrue. If such actions were to result in suspension or debarment, this could have a material adverse effect on our business.
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
As of December 31, 2022, the aggregate range of our estimated future environmental obligations was $290.5 million to $447.1 million and the accrued amount was $290.5 million. In many cases the nature and extent of the required remediation has not yet been determined. Given the many uncertainties involved in assessing liability for environmental claims, our reserves may prove to be insufficient. The reserves are based only on known sites and the known contamination at those sites. It is possible that additional sites needing remediation may be identified or that unknown contamination at previously identified sites may be discovered. It is also possible that the regulatory agencies may change clean-up standards for chemicals of concern such as ammonium perchlorate and trichloroethylene. This could lead to additional expenditures for environmental remediation in the future and, given the uncertainties involved in assessing liability for environmental claims, our reserves may prove to be insufficient.

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
Our Certificate of Incorporation provides that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware will be the sole and exclusive forum for (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed by any director, officer, or employee of the Company to us or our stockholders, (iii) any action asserting a claim arising pursuant to any provision of the Delaware General Corporation Law, or (iv) any action asserting a claim governed by the internal affairs doctrine as that doctrine exists under the law of the State of Delaware. Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock will be deemed to have notice of, and consented to, the provisions of our Certificate of Incorporation described in the preceding sentence. This exclusive forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that the stockholder finds favorable for disputes with us or our directors, officers, or other employees, which may discourage such lawsuits against us and such persons. Alternatively, if a court were to find these provisions of our Certificate of Incorporation inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could adversely affect our business, financial condition, or results of operations.
This exclusive forum provision would not apply to suits brought to enforce a duty or liability created by the Securities Act of 1933, as amended (the "Securities Act") or the Exchange Act, except that it may apply to such suits if brought derivatively on our behalf. There is, however, uncertainty as to whether a court would enforce such provision in connection with suits to enforce a duty or liability created by the Securities Act or the Exchange Act if brought derivatively on our behalf, and our stockholders will not be deemed to have waived our compliance with the federal securities laws and the rules and regulations thereunder.
General Risk Factors
Our stock price is subject to fluctuations.
The trading price of our common stock has been and may continue to be volatile. Our stock price has fluctuated in response to a number of events and factors, including general economic and financial conditions, regulatory actions, our own quarterly variations in operating results, changes in financial estimates and recommendations by securities analysts, changes in applicable laws or regulations, changes affecting our industry, speculation associated with merger and acquisition activity, and other events impacting our business. The stock market in general has experienced extreme volatility that may be unrelated to the operating performance of a particular company. These broad market and industry fluctuations may adversely affect the price of our common stock, regardless of our operating performance.
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
Tax changes could affect our effective tax rate and future profitability
Our effective tax rate for 2022 was 31.7% compared with 24.8% for 2021. Changes in applicable U.S. tax laws and regulations, or their interpretation and application, including the possibility of retroactive effect, could affect our tax expense, operating results, and/or cash flows.
Beginning in 2022, the Tax Cuts and Jobs Act of 2017 eliminates the option to deduct research and experimental expenditures currently and requires taxpayers to amortize such costs incurred in the U.S. over five years. As a result, we expect to make additional income tax payments over the next four years which will have an adverse effect on our operating results, financial condition, and/or cash flows.

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
Item 4. Mine Safety Disclosures
None.
PART II
Item  5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
As of February 9, 2023, there were 4,588 holders of record of our common stock. Our common stock is listed on the New York Stock Exchange under the trading symbol "AJRD." On February 9, 2023, the last reported sale price of our common stock on the New York Stock Exchange was $55.73 per share.
On December 19, 2020, our Board of Directors declared the one-time dividend in cash of $5.00 per share (including shares underlying the 2¼% Notes participating on an as-converted basis). On March 24, 2021, the Company paid the dividend to holders of record as of March 10, 2021. At this time, we do not anticipate paying cash dividends in the foreseeable future.

The table below provides information about shares surrendered to the Company during the three months ended December 31, 2022, to pay employee withholding taxes due upon the vesting of restricted stock.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased under the Plans or Programs
October 1, 2022 through October 31, 2022	441	$47.49	—	$—
November 1, 2022 through November 30, 2022	—	—	—	—
December 1, 2022 through December 31, 2022	20,349	54.66	—	—
Total	20,790	54.50	—	$—

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
Stock Performance Graph
The following graph compares the cumulative total stockholder returns, calculated on a dividend reinvested basis, on $100 invested in our common stock in December 2017 with the cumulative total return of (i) the Standard & Poor’s 500 Composite Stock Price Index ("S&P 500 Index"), and (ii) the Standard & Poor’s 500 Aerospace & Defense Index. The stock price performance shown on the graph is not necessarily indicative of future performance.

Comparison of Cumulative Total Stockholder Return Among
Aerojet Rocketdyne, S&P 500 Index, and the S&P 500 Aerospace & Defense Index,
December 2017 through December 2022

Company/Index	Base Year 2017	Year Ended December 31,
		2018	2019	2020	2021	2022

Aerojet Rocketdyne Holdings, Inc.	$100.00	$112.92	$146.35	$169.39	$166.32	$198.94
S&P 500 Index	100.00	95.62	125.72	148.85	191.58	156.88
S&P 500 Aerospace & Defense	100.00	91.93	119.81	100.56	113.86	133.64
Item 6. Reserved
 Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations
Our operations are organized into two segments: (i) Aerospace and Defense and (ii) Real Estate. Refer to “Item 1 Business” for information related to our business segments.
The following discussion should be read in conjunction with the other sections of this Report, including the consolidated financial statements and notes thereto appearing in Item 8 of this Report, the risk factors appearing in Item 1A of this Report, and the disclaimer regarding forward-looking statements appearing at the beginning of Item 1 of this Report. Pursuant to instruction 1 of the instructions to paragraph 303(b) of Regulation S-K, discussion of the results of operations for the fiscal year ended December 31, 2020, has been omitted. Such omitted discussion can be found under Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the SEC on February 18, 2022.
L3Harris Merger Agreement
On December 17, 2022, the Company entered into the Merger Agreement, with L3Harris and Merger Sub. Subject to the terms and conditions set forth in the Merger Agreement, each share of the Company's common stock outstanding as of immediately prior to the effective time of the Merger will be canceled and converted into the right to receive $58.00 in cash, without interest, plus, if the closing occurs after September 17, 2023, $0.0025 for each calendar day elapsed after such date to and including the closing date. Closing of the Merger is anticipated to occur in 2023, subject to various customary conditions, including our stockholder approval and regulatory clearance under the HSR Act.
Lockheed Martin Terminated Merger Agreement
On December 20, 2020, the Company entered into the Lockheed Terminated Merger Agreement with Lockheed Martin and Mizar Sub, Inc., a wholly-owned subsidiary of Lockheed Martin, pursuant to which each share of common stock of the Company would have been automatically converted into the right to receive cash in an amount equal to $51.00 per share, adjusted from $56.00 following the payment of a one-time cash dividend of $5.00 per share paid in March 2021. On January 25, 2022, the FTC filed a complaint against the Company and Lockheed Martin in the FTC’s administrative court and a complaint in U.S. federal court seeking a preliminary injunction to stop the deal pending an administrative trial. On February 13, 2022, Lockheed Martin notified the Company that it had elected to terminate the Lockheed Terminated Merger Agreement. On February 14, 2022, pursuant to the parties’ joint motion, the administrative complaint and the U.S. federal court complaint were dismissed.
Overview
A summary of the significant financial highlights for the years ended December 31, 2022 and 2021, which management uses to evaluate our operating performance and financial condition, is presented below.

	Year Ended December 31,
	2022	2021
	(In millions, except percentage and per share amounts)
Net sales	$2,237.6	$2,188.0
Net income	74.0	146.6
Net income as a percentage of net sales	3.3%	6.7%
Adjusted Net Income (Non-GAAP measure*)	115.0	164.5
Adjusted Net Income (Non-GAAP measure*) as a percentage of net sales	5.1%	7.5%
Earnings Per Share ("EPS") - Diluted	0.90	1.78
Adjusted EPS (Non-GAAP measure*)	1.39	2.00
Adjusted EBITDAP (Non-GAAP measure*)	238.8	298.5
Adjusted EBITDAP (Non-GAAP measure*) as a percentage of net sales	10.7%	13.6%
Cash (used in) provided by operating activities	(48.7)	199.6
Free cash flow (Non-GAAP measure*)	(89.4)	162.3
_________
* We provide Non-GAAP measures as a supplement to financial results presented in accordance with GAAP. A reconciliation of the Non-GAAP measures to the most directly comparable GAAP measures is presented later in the Management’s Discussion and Analysis under the heading "Use of Non-GAAP Financial Measures."
Our business outlook is affected by both increasing complexity in the global security environment and continuing worldwide economic pressures, including those resulting from the military conflict between Russia and Ukraine. A significant component of our strategy in this environment is to focus on delivering excellent performance to our customers, driving improvements and efficiencies across our operations, and creating value through the enhancement and expansion of our business.
Some of the significant challenges we face are as follows: uncertainty associated with our dependence upon U.S. government programs and contracts, future reductions or changes in U.S. government spending in our markets, environmental matters, capital structure, underfunded pension plan, cyber security and other security threats, and the actions taken by governments.
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
The following table summarizes end user net sales to the U.S. government and its agencies, including net sales to significant customers disclosed below:

Year Ended December 31,	Percentage of Net Sales
2022	95%
2021	96

The following table summarizes net sales by principal end user in 2022:

MDA	25%
NASA	21
U.S. Army	20
U.S. Air Force	12
U.S. Navy	10
Other U.S. government	7
Total U.S. government customers	95
Other customers	5
Total	100%
The following table summarizes the percentages of net sales for significant programs, all of which are included in the U.S. government sales and are comprised of multiple contracts:

	Year Ended December 31,
	2022	2021
RS-25 program	15%	17%
Standard Missile program	12	12
PAC-3 program	10	10
The following table summarizes customers that represented more than 10% of net sales, each of which involves sales of several product lines and programs:

	Year Ended December 31,
	2022	2021
Lockheed Martin	32%	32%
NASA	19	20
Raytheon	19	17
Industry Update
Information concerning our industry appears in Part I, Item 1. Business under the caption "Industry Overview."
Environmental Matters
Our current and former business operations are subject to, and affected by, federal, state, and local environmental laws and regulations relating to the discharge, treatment, storage, disposal, investigation, and remediation of certain materials, substances, and wastes. Our policy is to conduct our business with due regard for the preservation and protection of the environment. We periodically assess compliance with these regulations and we believe our current operations are materially in compliance with applicable environmental laws and regulations as of December 31, 2022.
In addition to the costs associated with environmental remediation discussed above, we incur expenditures for recurring costs associated with managing hazardous substances or pollutants in ongoing operations which totaled $9.8 million in 2022.
The following table summarizes our recoverable amounts, environmental reserves, and range of liability, as of December 31, 2022:

	Recoverable Amount (1)	Reserve	Estimated Range of Liability
	(In millions)
Aerojet Rocketdyne - Sacramento	$196.7	$223.6	$223.6 - $357.0
Aerojet Rocketdyne - Baldwin Park Operable Unit ("BPOU")	44.7	50.8	50.8 - 62.6
Other Aerojet Rocketdyne sites	10.8	10.8	10.8 - 20.9
Other sites	0.9	5.3	5.3 - 6.6
Total	$253.1	$290.5	$290.5 - $447.1
_____
(1)Excludes the receivable from Northrop of $34.5 million as of December 31, 2022, related to environmental costs already paid (and therefore not reserved) by us in prior years and reimbursable under our agreement with Northrop.

Capital Structure
We have a substantial amount of debt for which we are required to make interest and principal payments. Interest on long-term financing is not a recoverable cost under our U.S. government contracts. As of December 31, 2022, we had $303.1 million of debt outstanding.
Pension Plan
As of the last measurement date at December 31, 2022, the pension assets, projected benefits obligations, and unfunded pension obligations were $706.9 million, $949.7 million, and $242.8 million, respectively. We estimate that 83% of our unfunded pension obligation as of December 31, 2022, is related to our U.S. government contracting business, Aerojet Rocketdyne.
The ARPA that was signed into law on March 11, 2021, provided funding relief to sponsors of defined benefit pension plans. In line with provisions of ARPA, we expect to make cash contributions of approximately $7 million to our tax-qualified defined benefit pension plan in 2023. We generally are able to recover contributions related to our tax-qualified defined benefit pension plan as allowable costs on our U.S. government contracts, but there are differences between when we contribute to our tax-qualified defined benefit pension plan under pension funding rules and when it is recoverable under CAS.
Recent macroeconomic and geopolitical developments have continued to cause significant economic uncertainty and volatility in financial markets which could adversely impact the funded status of our tax-qualified defined benefit pension plan. The funded status of our pension plan is also impacted by the investment experience of the plan assets, by any changes in U.S. law, and by changes in the statutory interest rates used by the tax-qualified pension plan in the U.S. to calculate funding requirements. Accordingly, if the performance of our plan assets does not meet our assumptions, if there are changes to the Internal Revenue Service regulations or other applicable law or if other actuarial assumptions are modified, our future contributions to our underfunded pension plan could be higher than we expect.
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
COVID-19
Our financial results and operations have not been materially adversely impacted by the COVID-19 pandemic. The CARES Act was enacted on March 27, 2020, in response to the COVID-19 pandemic and the negative impacts that it has had on the global economy and U.S. companies. The CARES Act includes various financial measures to assist companies, including temporary changes to income and non-income-based tax laws. Through these provisions, as of December 31, 2022, we have delayed $10.6 million of payroll tax payments that otherwise would have been paid in 2020 and were paid in January 2023. Additionally, in accordance with the provisions of the CARES Act, we accelerated depreciation on qualified improvement property placed in service after December 31, 2017, for income tax purposes.
Results of Operations
Net Sales

	Year Ended December 31,
	2022	2021	Change
	(In millions)
Net sales	$2,237.6	$2,188.0	$49.6
Primary reason for change. The increase in net sales was primarily driven by an increase on the NGI program partially offset by lower sales in the RS-25 program. Further, as a result of the 2022 calendar, Aerojet Rocketdyne had 53 weeks of operations in 2022 compared with 52 weeks of operations in 2021. The additional week of operations, which occurred in the fourth quarter of 2022, and accounted for $42.3 million in additional net sales, is included in the discussion above regarding program changes.

Cost of Sales (exclusive of items shown separately below)

	Year Ended December 31,
	2022	2021	Change
	(In millions, except percentage amounts)
Cost of sales (exclusive of items shown separately below)	$1,906.2	$1,800.1	$106.1
Percentage of net sales	85.2%	82.3%
Primary reason for change. The increase in cost of sales as a percentage of net sales was primarily driven by cost growth from supply chain disruptions and necessary technical and manufacturing changes on a portion of the Standard Missile program and favorable contract performance on the RS-68 program in the prior year.
Selling, General and Administrative Expense ("SG&A")

	Year Ended December 31,
	2022	2021	Change
	(In millions, except percentage amounts)
Components of SG&A:
SG&A excluding stock-based compensation	$29.9	$25.3	$4.6
Stock-based compensation	26.6	20.7	5.9
SG&A	$56.5	$46.0	$10.5
Percentage of net sales	2.5%	2.1%
Percentage of net sales excluding stock-based compensation	1.3%	1.2%
Primary reason for change. The increase in SG&A expense was primarily driven by (i) stock-based compensation and (ii) an increase in legal and consulting related costs. For detailed information about stock-based compensation refer to Note 9(e) in the consolidated financial statements in Item 8 of this Report.
Depreciation and Amortization

	Year Ended December 31,
	2022	2021	Change
	(In millions)
Components of depreciation and amortization:
Depreciation	$48.1	$48.8	$(0.7)
Amortization	6.6	9.9	(3.3)
Accretion	2.6	2.7	(0.1)
Depreciation and amortization	$57.3	$61.4	$(4.1)
Primary reason for change. The decrease in depreciation and amortization expense was primarily due to the completion of amortization expense for a significant portion of the customer related intangible assets associated with the acquisition of the Rocketdyne Business from United Technologies Corporation in 2013.
Other Expense, Net

	Year Ended December 31,
	2022	2021	Change
	(In millions)
Components of other expense, net:
Proxy contest and related litigation costs	$27.8	$—	$27.8
Merger costs	25.3	—	25.3
Legal matters	15.7	—	15.7
Terminated Merger costs	2.5	18.9	(16.4)
Other	1.0	4.6	(3.6)
Other expense, net	$72.3	$23.5	$48.8
Primary reason for change. The increase in other expense, net was primarily due to (i) $27.8 million of costs associated with the proxy contest and associated litigation; (ii) $25.3 million of costs associated with the Merger; and (iii) $15.7 million of costs associated with legal matters. These costs were partially offset by $16.4 million of lower Terminated Merger costs. For detailed information refer to Note 11 in the consolidated financial statements in Item 8 of this Report.

Loss on Debt

	Year Ended December 31,
	2022	2021	Change
	(In millions)
Loss on debt	$22.7	$10.5	$12.2
Primary reason for change. As a result of the irrevocable cash settlement redemption notice issued to holders on July 15, 2022 of our outstanding 2¼% Notes, we were required to separate a derivative from the 2¼% Notes. The irrevocable cash conversion option became a forward sale contract which was not eligible for the “own stock” scope exception allowed under the accounting guidance since it was required to be settled in cash and resulted in a loss on debt of $22.6 million in 2022. Additionally, in 2022, we recorded a loss on debt of $0.1 million related to an amendment to the Senior Credit Facility. For additional information refer to Note 6 in the consolidated financial statements in Item 8 of this Report.
In 2021, we settled $154.1 million of our 2¼% Notes as a result of receiving conversion notices from the noteholders. The principal amount of $154.1 million was settled in cash and the conversion premium was settled in 2.9 million common shares. We incurred a pre-tax charge of $10.5 million in 2021, associated with the settlement of the 2¼% Notes.
Interest Income and other

	Year Ended December 31,
	2022	2021	Change
	(In millions)
Interest income and other	$5.4	$2.5	$2.9
Primary reason for change. The increase in interest income and other was primarily due to a higher rate of return on our cash and cash equivalents balances.
Interest Expense

	Year Ended December 31,
	2022	2021	Change
	(In millions)
Components of interest expense:
Contractual interest and other	$17.1	$14.2	$2.9
Amortization of debt discount and deferred financing costs	1.5	5.9	(4.4)
Interest expense	$18.6	$20.1	$(1.5)
Primary reason for change.The decrease in interest expense was primarily due to the adoption of the new accounting standard that eliminated the amortization of the debt discount effective January 1, 2022 and the settlement of the 2¼% Notes partially offset by higher interest rates on borrowings under our Senior Credit Facility.
Income Tax Provision

	Year Ended December 31,
	2022	2021
	(In millions)
Income tax provision	$34.3	$48.4
In 2022, our effective tax rate was 31.7%. Our effective tax rate differed from the 21% statutory federal income tax rate primarily due to state income taxes and certain other expenditures which are permanently not deductible for tax purposes, partially offset by R&D credits.
As of December 31, 2022, the liability for uncertain income tax positions was $151.3 million. Due to the uncertainty regarding the timing of potential future cash flows associated with these liabilities, we are unable to make a reasonably reliable estimate of the amount and period in which these liabilities might be paid.
In 2021, our effective tax rate was 24.8%. Our effective tax rate differed from the 21% statutory federal income tax rate primarily due to state income taxes, uncertain tax positions, and certain expenditures which are permanently not deductible for tax purposes, offset by R&D credits, excess tax benefits related to our stock-based compensation and deductible premiums paid upon the redemption of a portion of our convertible debt.
On August 16, 2022, the "Inflation Reduction Act" was signed into law in the U.S. We evaluated the impact and the Inflation Reduction Act does not have a material impact on our financial results.

Retirement Benefits Expense

	Year Ended December 31,
	2022	2021	Change
	(In millions)
Components of retirement benefits expense:
Interest cost on benefits obligation	$36.1	$34.0	$2.1
Assumed return on assets	(62.8)	(61.4)	(1.4)
Amortization of prior service costs	0.1	0.1	—
Amortization of net losses	27.7	61.2	(33.5)
Retirement benefits expense	$1.1	$33.9	$(32.8)
Primary reason for change. The decrease in retirement benefits expense was primarily due to lower amortization of net actuarial losses as a result of an increase in the discount rate used to calculate the benefits obligation at December 31, 2021.
In 2023, we expect to record a benefit of approximately $10 million associated with our retirement benefit plans. Additionally, we estimate the CAS recoverable amounts related to the retirement benefit plans to be approximately $32 million in 2023. See "Critical Accounting Policies and Estimates - Retirement Benefit Plans" for more information about our accounting practices with respect to retirement benefits.
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
Aerospace and Defense Segment

	Year Ended December 31,
	2022	2021	Change
	(In millions, except percentage amounts)
Net sales	$2,235.2	$2,179.3	$55.9
Segment performance	252.9	285.9	(33.0)
Segment margin	11.3%	13.1%
Primary reason for change. The increase in net sales was primarily driven by an increase on the NGI program partially offset by lower sales in the RS-25 program. Further, as a result of the 2022 calendar, Aerojet Rocketdyne had 53 weeks of operations in 2022 compared with 52 weeks of operations in 2021. The additional week of operations, which occurred in the fourth quarter of 2022, and accounted for $42.3 million in additional net sales, is included in the discussion above regarding program changes.
The decrease in segment margin was primarily driven by (i) cost growth from supply chain disruptions and necessary technical and manufacturing changes on a portion of the Standard Missile program; (ii) favorable contract performance on the RS-68 program in the prior year; and (iii) legal settlements in the current year. These factors were partially offset by lower retirement benefits expense.
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

	Year Ended December 31,
	2022	2021
Fixed-price	55%	57%
Cost-reimbursable	45	43
During 2022, we had $33.8 million of net unfavorable changes in contract estimates on operating results before income taxes compared with net favorable changes of $31.2 million during 2021.

Real Estate Segment

	Year Ended December 31,
	2022	2021	Change
	(In millions)
Net sales	$2.4	$8.7	$(6.3)
Segment performance	(1.0)	2.9	(3.9)
Primary reason for change. During 2022, net sales and segment performance consisted primarily of rental property operations. During 2021, we recognized net sales of $6.2 million associated with an industrial land sale which resulted in a pre-tax gain of $2.3 million.
Backlog
As of December 31, 2022, our total remaining performance obligations, also referred to as backlog, totaled $6.8 billion. We expect to recognize approximately 33%, or $2.3 billion, of the remaining performance obligations as sales over the next twelve months, an additional 27% the following twelve months, and 40% thereafter. The following table summarizes backlog:

	As of December 31,
	2022	2021
	(In billions)
Funded backlog	$3.1	$3.1
Unfunded backlog	3.7	3.7
Total backlog	$6.8	$6.8
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

	Year Ended December 31,
	2022	2021
	(In millions, except per share and percentage amounts)
Net income	$74.0	$146.6
Interest expense	18.6	20.1
Interest income	(5.4)	(2.5)
Income tax provision	34.3	48.4
Depreciation and amortization	57.3	61.4
GAAP retirement benefits expense	1.1	33.9
CAS recoverable retirement benefits expense	(35.1)	(38.8)
Unusual items (1)	94.0	29.4
Adjusted EBITDAP	$238.8	$298.5
Net income as a percentage of net sales	3.3%	6.7%
Adjusted EBITDAP as a percentage of net sales	10.7%	13.6%
Net income	$74.0	$146.6
GAAP retirement benefits expense	1.1	33.9
CAS recoverable retirement benefits expense	(35.1)	(38.8)
Unusual items	94.0	29.4
Income tax impact of adjustments (2)	(19.0)	(6.6)
Adjusted Net Income	$115.0	$164.5
Diluted EPS	$0.90	$1.78
Adjustments	0.49	0.22
Adjusted EPS	$1.39	$2.00
Diluted weighted average shares, as reported and as adjusted	83.3	81.7
________
(1) See Note 11 in the consolidated financial statements in Item 8 of this Report for additional information.
(2) The income tax impact is calculated using the federal and state statutory rates in the corresponding year.
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

	Year Ended December 31,
	2022	2021
	(In millions)
Net cash (used in) provided by operating activities	$(48.7)	$199.6
Capital expenditures	(40.7)	(37.3)
Free Cash Flow	$(89.4)	$162.3
Because our method for calculating these Non-GAAP measures may differ from other companies’ methods, the Non-GAAP measures presented above may not be comparable to similarly titled measures reported by other companies. These measures are not recognized in accordance with GAAP, and we do not intend for this information to be considered in isolation or as a substitute for GAAP measures.

Liquidity and Capital Resources
We believe that our existing cash and cash equivalents and availability under the Senior Credit Facility coupled with cash generated from our future operations will provide sufficient funds to meet our operating plan for the next twelve months. As of December 31, 2022, we had $322.1 million of cash and cash equivalents as well as $621.1 million of available borrowings under our Senior Credit Facility. However, there are a number of factors that could positively or negatively impact our liquidity position, including:
•failure to complete the Merger;
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
•changes or clarifications to current tax law; and
•risks and uncertainties detailed in Item 1A of this Report.
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
As of December 31, 2022, our combined balance of cash and cash equivalents and restricted cash decreased by $378.2 million to $325.2 million from a balance of $703.4 million as of December 31, 2021.
The cash used in operating activities in 2022 of $48.7 million was primarily due to (i) an increase in accounts receivable and unbilled receivables due to the timing of sales and billings and (ii) income tax payments.
The cash used in investing activities in 2022 of $42.4 million was primarily related to $40.7 million of cash used for capital expenditures and $1.7 million of net investments in marketable securities.
Cash used in financing activities in 2022 was $287.1 million primarily resulting from (i) debt payments and conversion settlements of $263.8 million (ii) $18.9 million of net cash used by our equity plans; (iii) $1.7 million of costs incurred associated with the Senior Credit Facility amendment; and (iv) $2.7 million of dividend payments.
Senior Credit Facility
The Senior Credit Facility matures on September 20, 2025, and consists of (i) a $650.0 million revolving line of credit (the "Revolver") and (ii) a $269.1 million Term Loan. The Term Loan and any borrowings under the Revolver bear interest at the Secured Overnight Financing Rate ("SOFR") plus a SOFR adjustment of 10 basis points for all terms and an applicable margin ranging from 175 to 250 basis points based on our leverage ratio measured at the end of each quarter. In addition to interest, we must pay certain fees including (i) letter of credit fees ranging from 175 to 250 basis points per annum on the amount of issued but undrawn letters of credit and alternative currency rate loans and (ii) commitment fees ranging from 30 to 45 basis points per annum on the unused portion of the Revolver. The Term Loan amortized at a rate of 5.0% per annum as of December 31, 2022. The Company was in compliance with its financial and non-financial covenants as of December 31, 2022.

Contractual Obligations
We have contractual obligations and commitments in the form of debt obligations, operating leases, certain other liabilities, and other commitments. The following table summarizes our contractual obligations as of December 31, 2022:

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
	(In millions)
Senior debt	$262.3	$13.5	$248.8	$—	$—
Interest on senior debt (1)	41.7	15.9	25.8	—	—
Finance lease obligations (2)	65.0	3.7	7.6	7.8	45.9
Operating lease obligations	65.1	11.8	17.4	15.3	20.6
Postretirement medical and life insurance benefits (3)	14.9	2.4	4.0	3.2	5.3
Purchase obligations (4)	1,353.8	845.9	470.1	37.8	—
Conditional asset retirement obligations (5)	57.4	19.0	1.5	3.4	33.5
Total	$1,860.2	$912.2	$775.2	$67.5	$105.3
________
(1)    Interest on variable senior debt calculated based on the interest rate at December 31, 2022.
(2) We have an additional finance lease that has not yet commenced amounting to $22.9 million. This finance lease is expected to commence in 2023 with an expected lease term of 15 years.
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
We expect to make cash contributions of approximately $7 million to our tax-qualified defined benefit pension plan in 2023. We generally are able to recover contributions related to our tax-qualified defined benefit pension plan as allowable costs on our U.S. government contracts, but there can be differences between when we contribute to our tax-qualified defined benefit pension plan under pension funding rules and recover it under CAS.
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

	Year Ended December 31,
	2022	2021
	(In millions, except per share amounts)
Net (unfavorable) favorable effect of the changes in contract estimates on net sales	$(21.4)	$34.8
(Unfavorable) favorable effect of the changes in contract estimates on income before income taxes	(33.8)	31.2
(Unfavorable) favorable effect of the changes in contract estimates on net income	(23.1)	23.5
(Unfavorable) favorable effect of the changes in contract estimates on basic and diluted EPS	(0.29)	0.29
See Note 1 in the consolidated financial statements in Item 8 of this Report for additional information.
Retirement Benefit Plans
We discontinued future benefit accruals for our defined benefit pension plans in 2009. We provide medical and life insurance benefits to certain eligible retired employees, with varied coverage by employee group. Annual charges are made for the cost of the plans, including interest costs on benefits obligations, and net amortization and deferrals, increased or reduced by the return on assets. We also sponsor a defined contribution 401(k) plan and participation in the plan is available to all employees.
Retirement benefits are a significant cost of doing business and represent obligations that will be ultimately settled far in the future and therefore are subject to estimates. We generally are able to recover cash contributions related to our tax-qualified defined benefit pension plan as allowable costs on our U.S. government contracts, but there is a lag between when we contribute cash to our tax-qualified defined benefit pension plan under pension funding rules and recover it under our U.S. government contracts. Our pension and medical and life insurance benefits obligations and related costs are calculated using actuarial concepts in accordance with GAAP. We are required to make assumptions regarding such variables as the expected long-term rate of return on assets and the discount rate applied to determine the retirement benefits obligations and expense (income) for the year.

The following table presents the assumptions to determine the benefits obligations:

	Pension Benefits		Medical and Life Insurance Benefits
	As of December 31,		As of December 31,
	2022	2021	2022	2021
Discount rate	5.56%	2.90%	5.66%	2.77%
The following table presents the assumptions to determine the retirement benefits expense (income):

	Pension Benefits		Medical and Life Insurance Benefits
	Year Ended December 31,		Year Ended December 31,
	2022	2021	2022	2021
Discount rate	2.90%	2.52%	2.77%	2.28%
Expected long-term rate of return on assets	7.00%	7.00%	*	*
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
 Market conditions and interest rates significantly affect assets and liabilities of our pension plans. Pension accounting permits market gains and losses to be deferred and recognized over a period of years. This "smoothing" results in the creation of other accumulated income or loss which will be amortized to pension costs in future years. The accounting method we utilize recognizes one-fifth of the unamortized gains and losses in the market-related value of pension assets and all other gains and losses including changes in the discount rate used to calculate the benefits obligation each year. Investment gains or losses for this purpose are the difference between the expected return and the actual return on the market-related value of assets which smoothes asset values over three years. Although the smoothing period mitigates some volatility in the calculation of annual pension costs, future pension costs are impacted by changes in the market value of assets and changes in interest rates.
The following table summarizes the effects of a one-percentage-point change in key assumptions on the projected benefits obligations as of December 31, 2022, and on retirement benefits expense for 2022:

	Pension Benefits and Medical and Life Insurance Benefits Discount Rate		Expected Long-term Rate of Return	Assumed Healthcare Cost Trend Rate
	Net Periodic Benefit Expense	Projected Benefit Obligation	Net Periodic Pension Benefit Expense	Net Periodic Medical and Life Insurance Benefit Expense	Accumulated Benefit Obligation
	(In millions)
1% decrease	$16.5	$80.7	$9.0	$—	$(0.1)
1% increase	$(14.2)	$(69.7)	$(9.0)	$—	$0.1
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
The following table summarizes our environmental reserve activity in 2022 (in millions):

Balance at January 1, 2022	$296.4
Additions	33.8
Expenditures	(39.7)
Balance at December 31, 2022	$290.5
The $33.8 million of environmental reserve additions in 2022 was primarily due to the following items: (i) $13.9 million of remediation related to operable treatment units; (ii) $13.0 million of additional operations and maintenance for treatment facilities; (iii) $3.9 million of additional costs at inactive Rancho Cordova Test Sites; and (iv) $3.0 million related to other environmental clean-up matters.
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
The following table summarizes the activity in the current and non-current recoverable amounts from the U.S. government and Northrop in 2022 (in millions):

Balance at January 1, 2022	$298.9
Additions	29.6
Reimbursements	(34.9)
Other adjustments	(6.0)
Balance at December 31, 2022	$287.6
The activity for recoveries is commensurate with the activity associated with the environmental reserve activity.
The expenses associated with adjustments to the environmental reserves are recorded as a component of other expense, net in the consolidated statements of operations. Expenses associated with adjustments to the environmental reserves incurred throughout 2022 totaled $4.1 million.
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
Borrowings
As of December 31, 2022, debt obligations totaled $261.5 million (excluding finance leases) at a variable rate of 6.17%. The fair value of our debt obligations as of December 31, 2022 totaled $259.4 million (excluding finance leases). See Note 1(d) in the consolidated financial statements in Item 8 of this Report for additional information.
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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Aerojet Rocketdyne Holdings, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Aerojet Rocketdyne Holdings, Inc. and its subsidiaries (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of operations, of comprehensive income, of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2022, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Revenue recognition - estimated total cost at completion on fixed-price contracts
As described in Note 1 to the consolidated financial statements, approximately 55% of total net sales of $2,237.6 million are from fixed-price revenue contracts for the year ended December 31, 2022. These contracts present the risk of unreimbursed cost overruns, potentially resulting in lower than expected contract profits and margins. The Company recognizes revenue as each performance obligation is satisfied. The majority of the Company’s aerospace and defense performance obligations are satisfied over time either as the service is provided, or as control transfers to the customer. Transfer of control is evidenced by the Company’s contractual right to payment for work performed to date plus a reasonable profit on contracts with highly customized products that have no alternative use to the Company. Management measures progress on substantially all its performance obligations using the cost-to-cost method, which management believes best depicts the transfer of control of goods and services to the customer. Under the cost-to-cost method, management records revenues based upon costs incurred to date relative to the total estimated cost at completion. Recognition of revenue and profit on long-term contracts requires the use of assumptions and estimates related to the total contract value, the total cost at completion, and the measurement of progress towards completion for each performance obligation. Due to the nature of the programs, developing the estimated total contract value and total cost at completion for each performance obligation requires the use of significant judgment. As described in Note 1, factors considered in estimating the work to be completed include, but are not limited to, labor productivity, the nature and technical complexity of the work to be performed, availability and cost volatility of materials, subcontractor and vendor performance, warranty costs, volume assumptions, anticipated labor agreements, inflationary trends, schedule and performance delays, availability of funding from the customer, and the recoverability of costs incurred outside the original contract included in any estimates to complete.
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
February 15, 2023

We have served as the Company’s auditor since 2006.

Aerojet Rocketdyne Holdings, Inc.
Consolidated Statements of Operations

	Year Ended December 31,
	2022	2021	2020
	(In millions, except per share amounts)
Net sales	$2,237.6	$2,188.0	$2,072.7
Operating costs and expenses:
Cost of sales (exclusive of items shown separately below)	1,906.2	1,800.1	1,701.3
Selling, general and administrative expense	56.5	46.0	56.1
Depreciation and amortization	57.3	61.4	65.3
Other expense, net
Proxy costs and related litigation	27.8	—	—
Legal matters	15.7	—	—
Other	28.8	23.5	9.4
Total operating costs and expenses	2,092.3	1,931.0	1,832.1
Operating income	145.3	257.0	240.6
Non-operating:
Retirement benefits expense	1.1	33.9	36.6
Loss on debt	22.7	10.5	—
Interest income and other	(5.4)	(2.5)	(6.3)
Interest expense	18.6	20.1	30.1
Total non-operating expense, net	37.0	62.0	60.4
Income before income taxes	108.3	195.0	180.2
Income tax provision	34.3	48.4	42.7
Net income	$74.0	$146.6	$137.5
Earnings per share of common stock
Basic earnings per share	$0.92	$1.84	$1.76
Diluted earnings per share	$0.90	$1.78	$1.66
Weighted average shares of common stock outstanding, basic	80.3	79.2	77.4
Weighted average shares of common stock outstanding, diluted	83.3	81.7	81.9
Cash dividends paid per share	$—	$5.00	$—
See Notes to Consolidated Financial Statements.

Aerojet Rocketdyne Holdings, Inc.
Consolidated Statements of Comprehensive Income

	Year Ended December 31,
	2022	2021	2020
	(In millions)
Net income	$74.0	$146.6	$137.5
Other comprehensive income:
Amortization of net actuarial losses, net of $7.3 million, $15.1 million, and $13.4 million of income taxes in 2022, 2021, and 2020, respectively	20.4	46.0	40.3
Actuarial (losses) gains, net of $2.5 million, $26.5 million, and $10.4 million of income taxes in 2022, 2021, and 2020, respectively	(7.0)	80.5	(31.5)
Amortization of prior service costs, net of income taxes	0.1	0.1	0.1
Other comprehensive income, net of income taxes	13.5	126.6	8.9
Comprehensive income	$87.5	$273.2	$146.4

See Notes to Consolidated Financial Statements.

Aerojet Rocketdyne Holdings, Inc.
Consolidated Balance Sheets

	As of December 31,
	2022	2021
	(In millions, except per share amounts)
ASSETS
Current Assets
Cash and cash equivalents	$322.1	$700.4
Restricted cash	3.1	3.0
Marketable securities	10.5	10.6
Accounts receivable	126.6	60.6
Contract assets	451.1	354.2
Other current assets	155.6	99.5
Total Current Assets	1,069.0	1,228.3
Noncurrent Assets
Right-of-use assets	54.5	52.6
Property, plant and equipment, net	420.2	421.1
Recoverable environmental remediation costs	221.5	226.2
Deferred income taxes	208.7	55.6
Goodwill	161.4	161.4
Intangible assets	28.3	34.9
Other noncurrent assets	208.2	243.3
Total Noncurrent Assets	1,302.8	1,195.1
Total Assets	$2,371.8	$2,423.4
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Current portion of long-term debt	$14.7	$166.7
Accounts payable	142.1	132.2
Reserves for environmental remediation costs	36.9	37.7
Contract liabilities	334.7	366.5
Other current liabilities	218.7	172.7
Total Current Liabilities	747.1	875.8
Noncurrent Liabilities
Long-term debt	288.4	294.6
Reserves for environmental remediation costs	253.6	258.7
Pension benefits	229.3	255.9
Operating lease liabilities	46.2	41.3
Other noncurrent liabilities	265.9	173.8
Total Noncurrent Liabilities	1,083.4	1,024.3
Total Liabilities	1,830.5	1,900.1
Commitments and contingencies (Note 8)
Stockholders’ Equity
Preferred stock, par value of $1.00; 15.0 million shares authorized; none outstanding	—	—
Common stock, par value of $0.10; 150.0 million shares authorized; 80.7 million shares outstanding as of December 31, 2022; 80.1 million shares outstanding as of December 31, 2021	8.0	8.0
Other capital	507.2	578.1
Treasury stock at cost, 2.0 million at December 31, 2022; 2.1 million shares as of December 31, 2021	(63.0)	(64.4)
Retained earnings	176.6	102.6
Accumulated other comprehensive loss, net of income taxes	(87.5)	(101.0)
Total Stockholders’ Equity	541.3	523.3
Total Liabilities and Stockholders’ Equity	$2,371.8	$2,423.4
See Notes to Consolidated Financial Statements.

Aerojet Rocketdyne Holdings, Inc.
Consolidated Statements of Stockholders’ Equity

	Common Stock				Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount	Other Capital	Treasury Stock	(Accumulated Deficit)
	(In millions)
December 31, 2019	77.3	$7.7	$552.4	$(12.7)	$252.9	$(236.5)	$563.8
Net income	—	—	—	—	137.5	—	137.5
Other comprehensive income, net of income taxes	—	—	—	—	—	8.9	8.9
Cash dividends declared	—	—	—	—	(447.8)	—	(447.8)
Purchase of treasury stock	(1.3)	—	—	(51.7)	—	—	(51.7)
Repurchase of shares for option cost and to satisfy tax withholding obligations	(0.3)	—	(20.0)	—	—	—	(20.0)
Stock-based compensation and shares issued under equity plans, net	1.1	—	29.7	—	—	—	29.7
December 31, 2020	76.8	7.7	562.1	(64.4)	(57.4)	(227.6)	220.4
Net income	—	—	—	—	146.6	—	146.6
Other comprehensive income, net of income taxes	—	—	—	—	—	126.6	126.6
Adjustment to dividends paid	—	—	—	—	13.4	—	13.4
Settlement of debt	2.9	0.3	(4.2)	—	—	—	(3.9)
Repurchase of shares for option cost and to satisfy tax withholding obligations	(0.1)	—	(5.8)	—	—	—	(5.8)
Stock-based compensation and shares issued under equity plans, net	0.5	—	26.0	—	—	—	26.0
December 31, 2021	80.1	8.0	578.1	(64.4)	102.6	(101.0)	523.3
Net income	—	—	—	—	74.0	—	74.0
Other comprehensive income, net of income taxes	—	—	—	—	—	13.5	13.5
Adjustment to dividends paid	—	—	—	—	1.0	—	1.0
Issuance of treasury stock	0.1	—	1.9	1.4	—	—	3.3
Cumulative effect of change in accounting guidance (see Note 1)	—	—	(5.6)	—	(1.0)	—	(6.6)
Settlement of debt	—	—	(73.2)	—	—	—	(73.2)
Repurchase of shares for option cost and to satisfy tax withholding obligations	(0.1)	—	(19.3)	—	—	—	(19.3)
Stock-based compensation and shares issued under equity plans, net	0.6	—	25.3	—	—	—	25.3
December 31, 2022	80.7	$8.0	$507.2	$(63.0)	$176.6	$(87.5)	$541.3
See Notes to Consolidated Financial Statements.

Aerojet Rocketdyne Holdings, Inc.
Consolidated Statements of Cash Flows

	Year Ended December 31,
	2022	2021	2020
	(In millions)
Operating Activities
Net income	$74.0	$146.6	$137.5
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	57.3	61.4	65.3
Amortization of debt discount and deferred financing costs	1.5	5.9	9.9
Stock-based compensation	26.6	20.7	31.4
Retirement benefits, net	(17.9)	12.7	18.1
Loss on debt repurchased	22.7	10.5	—
Other, net	1.7	(1.7)	(0.4)
Changes in assets and liabilities:
Accounts receivable, net	(66.0)	15.0	36.9
Contract assets	(96.9)	(65.6)	(64.5)
Other current assets, net	(56.1)	29.9	11.2
Recoverable for environmental remediation costs	4.7	1.5	7.1
Other noncurrent assets	36.5	10.0	0.6
Accounts payable	6.1	24.3	(36.8)
Contract liabilities	(31.8)	(40.7)	144.9
Other current liabilities	49.6	7.6	(4.4)
Deferred income taxes	(157.9)	(22.0)	36.1
Reserves for environmental remediation costs	(5.9)	(4.2)	(8.6)
Other noncurrent liabilities and other	103.1	(12.3)	(20.5)
Net Cash (Used in) Provided by Operating Activities	(48.7)	199.6	363.8
Investing Activities
Capital expenditures	(40.7)	(37.3)	(54.6)
Purchases of marketable securities	(1.7)	(1.9)	(31.7)
Sale of marketable securities	—	—	25.0
Other	—	—	0.3
Net Cash Used in Investing Activities	(42.4)	(39.2)	(61.0)
Financing Activities
Dividend payments	(2.7)	(428.8)	—
Debt principal payments	(263.8)	(182.6)	(21.7)
Proceeds from shares issued under equity plans	0.4	7.7	7.5
Repurchase of shares for withholding taxes and option costs under employee equity plans	(19.3)	(5.8)	(20.0)
Purchase of treasury stock	—	—	(51.7)
Debt amendment costs	(1.7)	—	—
Net Cash Used in Financing Activities	(287.1)	(609.5)	(85.9)
Net (Decrease) Increase in Cash, Cash Equivalents and Restricted Cash	(378.2)	(449.1)	216.9
Cash, Cash Equivalents and Restricted Cash at Beginning of Year	703.4	1,152.5	935.6
Cash, Cash Equivalents and Restricted Cash at End of Year	$325.2	$703.4	$1,152.5
Supplemental disclosures of cash flow information
Cash paid for interest	$16.0	$14.0	$19.7
Cash paid for income taxes	71.3	39.7	56.0
Cash refund for income taxes	0.6	1.6	13.3
Issuance of treasury stock	3.3	—	—
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
The year of the Company's subsidiary, Aerojet Rocketdyne, ends on the last Saturday in December. Further, as a result of the 2022 calendar, Aerojet Rocketdyne had 53 weeks of operations in 2022 compared with 52 weeks of operations in 2021 and 2020. The additional week of operations, which occurred in the fourth quarter of 2022, accounted for $42.3 million in additional net sales.
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
To correct the immaterial errors, the Company has revised its previously issued consolidated financial statements as of December 31, 2021, and for each of the years ended December 31, 2021 and 2020. Accordingly, the accompanying financial statements and relevant footnotes to the consolidated financial statements in this Annual Report on Form 10-K have been revised to correct for such immaterial errors. See Note 12 for additional information.
L3Harris Technologies, Inc. ("L3Harris") Merger Agreement
On December 17, 2022, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement"), with L3Harris and Aquila Merger Sub Inc., a Delaware corporation and a wholly-owned subsidiary of L3Harris ("Merger Sub"), pursuant to which, subject to the terms and conditions thereof, Merger Sub will merge with and into the Company (the "Merger") with the Company being the surviving corporation and a wholly-owned subsidiary of L3Harris.
Subject to the terms and conditions set forth in the Merger Agreement, each share of the Company's common stock outstanding as of immediately prior to the effective time of the Merger will be canceled and converted into the right to receive $58.00 in cash, without interest, plus, if the closing occurs after September 17, 2023, $0.0025 for each calendar day elapsed after such date to and including the closing date.
Closing of the Merger is anticipated to occur in 2023, subject to various customary conditions, including stockholder approval and regulatory clearance under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended.
Lockheed Terminated Merger Agreement
On December 20, 2020, the Company entered into an Agreement and Plan of Merger (the "Lockheed Terminated Merger Agreement") with Lockheed Martin Corporation ("Lockheed Martin") and Mizar Sub, Inc., a wholly-owned subsidiary of Lockheed Martin, pursuant to which each share of common stock of the Company would have been automatically converted into the right to receive cash in an amount equal to $51.00 per share, adjusted from $56.00 following the payment of a one-time cash dividend of $5.00 per share paid in March 2021, and the Company would have become a wholly-owned subsidiary of Lockheed Martin (the "Terminated Merger").
On January 25, 2022, the Federal Trade Commission ("FTC") filed a complaint against the Company and Lockheed Martin in the FTC’s administrative court and a complaint in U.S. federal court seeking a preliminary injunction to stop the deal pending an administrative trial. On February 13, 2022, Lockheed Martin notified the Company that it had elected to terminate the

Lockheed Terminated Merger Agreement. On February 14, 2022, pursuant to the parties’ joint motion, the administrative complaint and the U.S. federal court complaint were dismissed.
Coronavirus ("COVID-19") Pandemic
The Company’s financial results and operations have not been materially adversely impacted by the COVID-19 pandemic. The Company is not aware of any specific event or circumstance that would require an update to its estimates or judgments or a revision of the carrying value of its assets or liabilities as of the date of issuance of this Annual Report on Form 10-K. These estimates may change, as new events occur and additional information is obtained. Actual results could differ materially from these estimates under different assumptions or conditions.
b.  Cash and Cash Equivalents
All highly liquid debt instruments purchased with a remaining maturity at the date of purchase of three months or less are considered to be cash equivalents. The Company aggregates its cash balances by bank, and reclassifies any negative balances, if applicable, to other current liabilities.
c.  Restricted Cash
Restricted cash as of December 31, 2022 and 2021 totaled $3.1 million and $3.0 million, respectively. The restrictions on cash were to satisfy indemnification obligations for environmental remediation coverage.
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

		Fair value measurement as of December 31, 2022
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
	(In millions)
Money market funds	$206.1	$206.1	$—	$—
Commercial paper	49.9	—	49.9	—
Registered investment companies	0.7	0.7	—	—
Equity securities	10.5	10.5	—	—
Total	$267.2	$217.3	$49.9	$—

		Fair value measurement as of December 31, 2021
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
	(In millions)
Money market funds	$388.6	$388.6	$—	$—
Commercial paper	35.0	—	35.0	—
Registered investment companies	1.3	1.3	—	—
Equity securities	10.6	10.6	—	—
Total	$435.5	$400.5	$35.0	$—
As of December 31, 2022 and 2021, the total estimated fair value for commercial paper was classified as cash and cash equivalents as the remaining maturity at date of purchase was less than three months. Unrealized (losses) gains on equity securities (component of interest income in the consolidated statements of operations) in 2022 and 2021 totaled $(2.0) million and $1.5 million, respectively.
The carrying amounts of certain of the Company’s financial instruments, including cash and cash equivalents, restricted cash, accounts receivable, accounts payable, accrued compensation, and other accrued liabilities, approximate fair value because of their short maturities.
The following table summarizes the estimated fair value and principal amount for outstanding debt obligations excluding finance lease obligations:

	Fair Value		Principal Amount
	As of December 31,		As of December 31,
	2022	2021	2022	2021
	(In millions)
Term loan	$259.4	$275.8	$262.3	$282.2
2 1/4% Notes	—	266.1	—	145.9
	$259.4	$541.9	$262.3	$428.1
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
f.  Inventories
Inventories are stated at cost (generally using the average cost method) or net realizable value. The Company capitalizes costs incurred in advance of contract award or funding in inventories if it determines that contract award or funding is probable. Amounts previously capitalized are expensed when changes in facts and circumstances indicate that a contract award or funding is no longer probable. General and administrative costs incurred throughout 2022 and 2021 totaled $256.4 million and $237.1 million, respectively, and the cumulative amount of general and administrative costs in long-term contract inventories were estimated to be $1.9 million and $1.3 million as of December 31, 2022 and 2021, respectively. Inventories are included as a component of other current assets.
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
For certain technology equipment leases, when appropriate, the Company accounts for lease and nonlease (service) components separately based on a relative fair market value basis. For all other leases, the Company accounts for the lease and nonlease components (e.g., common area maintenance) on a combined basis.
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
The Company evaluates qualitative factors (including macroeconomic conditions, industry and market considerations, cost factors, and overall financial performance) to determine whether it is necessary to perform the first step of the goodwill test. This step is referred to as the "Step Zero" analysis. If it is determined that it is more likely than not (a likelihood of more than 50%) that the fair value of a reporting unit is less than its carrying amount, the Company will proceed to the quantitative ("Step One") analysis to determine the existence and amount of any goodwill impairment. The Company may also perform a Step One analysis from time to time to augment its qualitative assessment. The Company evaluated goodwill using a Step Zero analysis as of October 1, 2022 and 2021, and determined that goodwill was not impaired.
There can be no assurance that the Company’s estimates and assumptions made for purposes of its goodwill impairment testing will prove to be accurate predictions of the future. If the Company’s assumptions and estimates are incorrect, the Company may be required to record goodwill impairment charges in future periods.
The goodwill balance as of December 31, 2022 and 2021, relates to the Company’s Aerospace and Defense segment.
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
m.  Environmental Remediation
The Company expenses, on a current basis, recurring costs associated with managing hazardous substances and contamination in ongoing operations. The Company reviews on a quarterly basis estimated future remediation costs and has an established practice of estimating environmental remediation costs over a 15 year period, except for those environmental remediation costs with a specific contractual term. Environmental liabilities at the Baldwin Park Operable Unit ("BPOU") site are currently estimated through the term of the project agreement, which expires in May 2027. In establishing reserves, the most probable estimated amount is used when determinable, and the minimum amount is used when no single amount in the range is more probable. Environmental reserves include the costs of completing remedial investigation and feasibility studies, remedial and corrective actions, regulatory oversight costs, the cost of operation and maintenance of the remedial action plan, and employee compensation costs for employees who are expected to devote a significant amount of time to remediation efforts. Calculation of environmental reserves is based on the evaluation of currently available information with respect to each individual environmental site and considers factors such as existing technology, presently enacted laws and regulations, and prior experience in remediation of contaminated sites. Such estimates are based on the expected costs of investigation and remediation and the likelihood that other potentially responsible parties will be able to fulfill their commitments at sites where the Company may be jointly or severally liable.
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
n.  Retirement Benefits
The Company discontinued future benefit accruals for the defined benefit pension plans in 2009. The Company provides medical and life insurance benefits ("postretirement benefits") to certain eligible retired employees, with varied coverage by employee group. Annual charges are made for the cost of the plans, including interest costs on benefits obligations, and net amortization and deferrals, increased or reduced by the return on assets. The Company also sponsors a defined contribution 401(k) plan and participation in the plan is available to all employees (see Note 7).

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
The following table summarizes the changes in the carrying amount of CAROs:

	Year Ended December 31,
	2022	2021	2020
	(In millions)
Balance at beginning of year	$51.8	$51.4	$51.4
Additions/(reductions) and other, net	3.0	(2.3)	(2.7)
Accretion	2.6	2.7	2.7
Balance at end of year	$57.4	$51.8	$51.4
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

	Year Ended December 31,
	2022	2021	2020
	(In millions, except per share amounts)
Net (unfavorable) favorable effect of the changes in contract estimates on net sales	$(21.4)	$34.8	$38.5
(Unfavorable) favorable effect of the changes in contract estimates on income before income taxes	(33.8)	31.2	45.1
(Unfavorable) favorable effect of the changes in contract estimates on net income	(23.1)	23.5	34.5
(Unfavorable) favorable effect of the changes in contract estimates on basic earnings per share ("EPS") of common stock	(0.29)	0.29	0.44
(Unfavorable) favorable effect of the changes in contract estimates on diluted EPS	(0.29)	0.29	0.42
The 2022 net unfavorable changes in contract estimates were primarily driven by cost growth from supply chain disruptions and necessary technical and manufacturing changes identified on a portion of the Standard Missile program. The 2021 net favorable changes in contract estimates were primarily driven by improved performance and risk retirements on the RS-68, Terminal High Altitude Area Defense ("THAAD"), Patriot Advanced Capability-3 ("PAC-3"), and RL10 programs partially offset by cost growth on a portion of the Standard Missile program and the Commercial Crew program. The 2020 net favorable changes in contract estimates were primarily driven by improved performance and risk retirements on the THAAD, RS-68, RL10, and PAC-3 programs partially offset by cost growth on a portion of the Standard Missile program and the Commercial Crew program.
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

	As of December 31,
	2022	2021
	(In millions)
Contract assets	$458.3	$359.6
Reserve for overhead rate disallowance	(7.2)	(5.4)
Contract assets, net of reserve	451.1	354.2
Contract liabilities	334.7	366.5
Net contract asset (liabilities), net of reserve	$116.4	$(12.3)
Net contract assets increased by $128.7 million primarily due to an increase in unbilled receivables. During 2022, the Company recognized sales of $310.6 million that were included in the Company’s contract liabilities as of December 31, 2021. During 2021, the Company recognized sales of $364.9 million that were included in the Company’s contract liabilities as of December 31, 2020. Contract assets included unbilled receivables of $445.3 million and $347.1 million as of December 31, 2022 and 2021, respectively. Approximately 19% of unbilled receivables at December 31, 2022, are expected to be collected after one year.
As of December 31, 2022, the Company’s total remaining performance obligations, also referred to as backlog, totaled $6.8 billion. The Company expects to recognize approximately 33%, or $2.3 billion, of the remaining performance obligations as sales over the next twelve months, an additional 27% the following twelve months, and 40% thereafter.
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

	Year Ended December 31,
	2022	2021	2020
Fixed-price	55%	57%	61%
Cost-reimbursable	45	43	39
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
s.  Research and Development ("R&D")
Company-funded R&D expenses (reported as a component of cost of sales) were $58.4 million, $50.6 million, and $55.8 million in 2022, 2021, and 2020, respectively. Company-funded R&D expenses include the costs of technical activities that are useful in developing new products, services, processes, or techniques, as well as expenses for technical activities that may significantly improve existing products or processes. These expenses are generally allocated among all contracts and programs in progress under U.S. government contractual arrangements.
Customer-funded R&D expenditures, which are funded from U.S. government contracts, totaled $754.4 million, $700.7 million, and $628.7 million in 2022, 2021, and 2020, respectively. Expenditures under customer-funded R&D U.S. government contracts are accounted for as sales and cost of sales.
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

	Year Ended December 31,
	2022	2021	2020
U.S. government	95%	96%	96%
Non U.S. government customers	5	4	4
The following table summarizes the percentages of net sales for significant programs, all of which are included in the U.S. government sales and are comprised of multiple contracts:

	Year Ended December 31,
	2022	2021	2020
RS-25 program	15%	17%	18%
Standard Missile program	12	12	13
PAC-3 program	10	10	10
THAAD program	7	8	11
Major Customers
The following table summarizes the customers that represented more than 10% of net sales, each of which involves sales of several product lines and programs:

	Year Ended December 31,
	2022	2021	2020
Lockheed Martin	32%	32%	34%
NASA	19	20	21
Raytheon Technologies Corporation ("Raytheon")	19	17	17
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
The following table summarizes customers that represented more than 10% of accounts receivable, including unbilled receivables which are a component of contract assets:

	As of December 31,
	2022	2021
Raytheon	39%	26%
Lockheed Martin	14	17
The Boeing Company	13	17
United Launch Alliance ("ULA")	*	11
NASA	*	10
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
Workforce
As of December 31, 2022, 7% of the Company’s employees were covered by collective bargaining agreements.

w.  Related Parties
GAMCO Investors, Inc. ("GAMCO") owned 7% and 6% of the Company's common stock at December 31, 2022 and 2021, respectively. The Company received services of $0.8 million, $1.0 million, and $0.8 million in 2022, 2021, and 2020, respectively, from GAMCO for investment management fees of the Company’s defined benefit pension plan assets.
BlackRock, Inc. ("BlackRock") owned 16% and 15% of the Company's common stock at December 31, 2022 and 2021, respectively. The Company invests in money market funds managed by BlackRock.
The Vanguard Group, Inc. ("Vanguard") owned 10% of the Company’s common stock at December 31, 2022 and 2021. Certain investments held by the Company and investment alternatives offered through the Company’s 401(k) plan are managed by Vanguard.
x.  Accounting Pronouncements
Recently Issued Accounting Pronouncements
In August 2020, the Financial Accounting Standards Board issued guidance which simplifies the accounting for convertible instruments. This guidance eliminates certain models that require separate accounting for embedded conversion features, in certain cases. Additionally, among other changes, the guidance eliminates certain of the conditions for equity classification for contracts in an entity’s own equity. The guidance also requires entities to use the if-converted method for all convertible instruments in the diluted earnings per share calculation and include the effect of share settlement for instruments that may be settled in cash or shares, except for certain liability-classified share-based payment awards. The Company adopted the new guidance as of January 1, 2022, using the modified retrospective approach, resulting in the following adjustments: (i) a decrease of $1.9 million in deferred tax liabilities, (ii) a decrease of $5.6 million in other capital, (iii) a decrease of $1.0 million in retained earnings, and (iv) an increase of $8.5 million in debt. During the three months ended September 30, 2022, the Company settled its outstanding convertible debt. See Note 6.
Note 2. Earnings Per Share
The following table reconciles the numerator and denominator used to calculate basic and diluted EPS:

	Year Ended December 31,
	2022	2021	2020
	(In millions, except per share amounts)
Numerator:
Net income	$74.0	$146.6	$137.5
Income allocated to participating securities	(0.2)	(0.9)	(1.7)
Net income for basic EPS	73.8	145.7	135.8
Interest on 2 1/4% Notes	1.4	—	—
Net income for diluted EPS	$75.2	$145.7	$135.8
Denominator:
Basic weighted average shares	80.3	79.2	77.4
Effect of:
2 1/4% Notes	3.0	2.4	4.5
Awards issued under equity plans	—	0.1	—
Diluted weighted average shares	83.3	81.7	81.9
Basic EPS	$0.92	$1.84	$1.76
Diluted EPS	$0.90	$1.78	$1.66
Securities which would have been anti-dilutive are insignificant and are excluded from the computation of diluted earnings per share in all periods presented.
The increase in the dilutive effect of the 2¼% Notes in 2022 is the result of the adoption of new accounting guidance. During the three months ended September 30, 2022, the Company settled its outstanding 2¼% Notes. See Notes 1 and 6.
Note 3. Balance Sheet Accounts and Supplemental Disclosures
a.  Accounts Receivable

	As of December 31,
	2022	2021
	(In millions)
Billed	$126.3	$60.3
Other trade receivables	0.3	0.3
Accounts receivable	$126.6	$60.6

b.  Other Current Assets

	As of December 31,
	2022	2021
	(In millions)
Deferred costs recoverable from the U.S. government	$36.9	$37.4
Income tax receivable (see Note 5)	24.7	13.8
Prepaid expenses	16.4	15.3
Inventories	15.8	10.0
Other	61.8	23.0
Other current assets	$155.6	$99.5
c.  Property, Plant and Equipment, net

	As of December 31,
	2022	2021
	(In millions)
Land	$71.1	$71.1
Buildings and improvements	535.4	503.0
Machinery and equipment, including capitalized software	517.5	499.1
Construction-in-progress	37.5	50.0
	1,161.5	1,123.2
Less: accumulated depreciation	(741.3)	(702.1)
Property, plant and equipment, net	$420.2	$421.1
Depreciation expense for 2022, 2021, and 2020 was $48.1 million, $48.8 million, and $49.2 million, respectively. The Company had $3.8 million of property, plant and equipment additions included in accounts payable as of December 31, 2022.

d.  Intangible Assets

	As of December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In millions)
Customer related	$87.2	$84.0	$3.2
Intellectual property\trade secrets	34.2	24.9	9.3
Trade name	21.0	6.9	14.1
Acquired technology	19.2	17.5	1.7
Intangible assets	$161.6	$133.3	$28.3

	As of December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In millions)
Customer related	$87.2	$81.3	$5.9
Intellectual property\trade secrets	34.2	22.3	11.9
Trade name	21.0	6.1	14.9
Acquired technology	19.2	17.0	2.2
Intangible assets	$161.6	$126.7	$34.9
The intangible assets relate to the Company’s Aerospace and Defense segment. Amortization expense related to intangible assets was $6.6 million, $9.9 million, and $13.4 million in 2022, 2021, and 2020, respectively.

Future amortization expense for the five succeeding years is estimated to be as follows:

Year Ending December 31,	Future Amortization Expense
(In millions)
2023	$6.1
2024	4.8
2025	3.7
2026	2.1
2027	0.7
$17.4
e.  Other Noncurrent Assets

	As of December 31,
	2022	2021
	(In millions)
Real estate held for entitlement and leasing	$105.9	$103.7
Receivable from Northrop Grumman Corporation ("Northrop") for environmental remediation costs	28.5	34.5
Deferred costs recoverable from the U.S. government	61.9	62.1
Other	11.9	43.0
Other noncurrent assets	$208.2	$243.3
f.  Other Current Liabilities

	As of December 31,
	2022	2021
	(In millions)
Accrued compensation and employee benefits	$157.2	$122.0
Other	61.5	50.7
Other current liabilities	$218.7	$172.7
f.  Other Noncurrent Liabilities

	As of December 31,
	2022	2021
	(In millions)
Uncertain income tax positions (see Note 5)	$151.3	$20.7
Other	114.6	153.1
Other noncurrent liabilities	$265.9	$173.8
g.  Accumulated Other Comprehensive Loss, Net of Income Taxes
The following table presents the changes in accumulated other comprehensive loss by components, net of income taxes:

	Actuarial Losses, Net	Prior Service Costs, Net	Total
	(In millions)
December 31, 2020	$(227.6)	$—	$(227.6)
Actuarial gains, net of income taxes	80.5	—	80.5
Amortization of net actuarial losses and prior service costs, net of income taxes	46.0	0.1	46.1
December 31, 2021	(101.1)	0.1	(101.0)
Actuarial losses, net of income taxes	(7.0)	—	(7.0)
Amortization of net actuarial losses and prior service costs, net of income taxes	20.4	0.1	20.5
December 31, 2022	$(87.7)	$0.2	$(87.5)

Note 4. Leases
The Company and its subsidiaries lease certain facilities, machinery and equipment, and office buildings under long-term, non-cancelable operating leases. The leases generally provide for renewal options ranging from one to 20 years.
The following table summarizes the Company's lease costs:

	Year Ended December 31,
	2022	2021	2020
	(In millions)
Operating lease cost	$14.7	$16.0	$15.5
Finance lease cost:
Amortization	2.2	2.6	2.9
Interest on lease liabilities	2.5	2.6	2.7
Short-term lease cost	0.5	0.5	0.5
Total lease costs	$19.9	$21.7	$21.6
The following table summarizes the supplemental cash flow information related to leases:

	Year Ended December 31,
	2022	2021	2020
	(In millions)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$15.6	$15.6	$13.7
Operating cash flows for finance leases	2.5	2.6	2.7
Financing cash flows for finance leases	1.9	2.2	2.1
Assets obtained in exchange for lease obligations:
Operating leases	14.7	36.3	11.9
The following table summarizes the supplemental balance sheet information related to leases:

	As of December 31,
	2022	2021
	(In millions)
Operating leases:
Operating lease right-of-use assets	$54.5	$52.6
Operating lease liabilities (component of other current liabilities)	$9.5	$13.4
Operating lease liabilities, noncurrent	46.2	41.3
Total operating lease liability	$55.7	$54.7

Finance leases:
Property, plant and equipment	$47.8	$52.9
Accumulated depreciation	(8.4)	(11.3)
Property, plant and equipment, net	$39.4	$41.6
Current portion of long-term debt	$1.3	$1.9
Long-term debt	40.3	41.5
Total finance lease liability	$41.6	$43.4

Weighted-average remaining lease term (in years):
Operating leases	7	7
Finance leases	16	16
Weighted-average discount rate:
Operating leases	4.5%	3.8%
Finance leases	5.8%	5.9%
The Company has an additional finance lease that has not yet commenced amounting to $22.9 million. This finance lease is expected to commence in 2023 with an expected lease term of 15 years.

The following table presents the maturities of lease liabilities and lease revenue in effect as of December 31, 2022:

Year Ending December 31,	Operating Leases	Finance Leases	Future Minimum Rental Income
	(In millions)
2023	$11.8	$3.7	$1.4
2024	9.0	3.8	1.1
2025	8.4	3.8	1.2
2026	8.2	3.9	1.2
2027	7.1	3.9	1.0
Thereafter	20.6	45.9	4.5
Total minimum rentals	65.1	65.0	10.4
Less: imputed interest	(9.4)	(23.4)	—
Total	$55.7	$41.6	$10.4
The Company also leases certain surplus facilities to third parties. The Company recorded lease income of $2.4 million, $2.5 million, and $3.3 million in 2022, 2021 and 2020, respectively, related to these arrangements, which have been included in net sales.
Note 5. Income Taxes
The Company files a consolidated U.S. federal income tax return with its wholly-owned subsidiaries. The following table presents the components of the Company’s income tax provision:

	Year Ended December 31,
	2022	2021	2020
	(In millions)
Current
U.S. federal	$149.7	$56.1	$6.6
State and local	40.7	14.4	0.1
	190.4	70.5	6.7
Deferred
U.S. federal	(129.9)	(21.0)	24.5
State and local	(26.2)	(1.1)	11.5
	(156.1)	(22.1)	36.0
Income tax provision	$34.3	$48.4	$42.7
The following table presents the reconciling items between the income tax provision using the U.S. federal statutory rate and the Company's reported income tax provision.

	Year Ended December 31,
	2022	2021	2020
	(In millions)
Statutory U.S. federal income tax	$22.7	$41.0	$37.9
State income taxes, net of federal benefit	11.4	11.9	9.1
Reserve adjustments	(1.1)	0.1	1.2
Nondeductible compensation	4.8	1.6	3.4
Tax credits and special deductions	(4.3)	0.6	(4.6)
Convertible debt	(0.4)	(6.3)	0.2
Stock-based compensation excess tax benefits	(1.4)	(1.0)	(4.4)
False Claims Act settlement	1.9	—	—
Other	0.7	0.5	(0.1)
Income tax provision	$34.3	$48.4	$42.7

The following table presents a reconciliation of the U.S. federal statutory income tax rate to the Company’s effective income tax rate on earnings in percentages.

	Year Ended December 31,
	2022	2021	2020
Statutory U.S. federal income tax rate	21.0%	21.0%	21.0%
State income taxes, net of federal benefit	10.6	6.1	5.1
Reserve adjustments	(1.0)	—	0.7
Nondeductible compensation	4.4	0.8	1.9
Tax credits and special deductions	(4.0)	0.3	(2.6)
Convertible debt	(0.4)	(3.3)	0.1
Stock-based compensation excess tax benefits	(1.3)	(0.5)	(2.4)
False Claims Act settlement	1.8	—	—
Other	0.6	0.4	(0.1)
Effective income tax rate	31.7%	24.8%	23.7%
In 2022, the Company’s effective tax rate was 31.7%. The Company’s effective tax rate differed from the 21% statutory federal income tax rate primarily due to state income taxes and certain other expenditures which are permanently not deductible for tax purposes, partially offset by R&D credits.
In 2021, the Company's effective tax rate was 24.8%. The Company's effective tax rate differed from the 21% statutory federal income tax rate primarily due to state income taxes, uncertain tax positions, and certain expenditures which are permanently not deductible for tax purposes, offset by R&D credits, excess tax benefits related to the Company’s stock-based compensation and deductible premiums paid upon the redemption of a portion of the Company’s convertible debt.
In 2020, the Company’s effective tax rate was 23.7%.The Company's effective tax rate differed from the 21% statutory federal income tax rate primarily due to state income taxes, uncertain tax positions, and certain expenditures which are permanently not deductible for tax purposes, offset by R&D credits and excess tax benefits related to the Company's stock-based compensation.
On August 16, 2022, the "Inflation Reduction Act" was signed into law in the U.S. The Company evaluated the impact and the Inflation Reduction Act does not have a material impact on its financial results..
The Company is routinely examined by domestic tax authorities. While it is difficult to predict the outcome or timing of a particular tax matter, the Company believes it has adequately provided reserves for any reasonable foreseeable outcome related to these matters.
As of January 31, 2023, the Company had no income tax audits open.
U.S. federal tax returns for the years ended December 31, 2019, through December 31, 2021, remain open to examination. Tax returns for the years ended December 31, 2018, through December 31, 2021, remain open to examination for state income tax jurisdictions.
The following table presents a reconciliation of unrecognized tax benefits:

	Year Ended December 31,
	2022	2021	2020
	(In millions)
Balances at beginning of year	$20.0	$14.2	$58.0
Increases based on tax positions in prior years	0.4	0.3	2.7
Decreases based on tax position in prior years	(2.0)	(0.4)	(51.5)
Increases based on tax positions in current year	134.1	6.6	5.6
Lapse of statute of limitations	(2.2)	(0.7)	(0.6)
Balances at end of year	$150.3	$20.0	$14.2
As of December 31, 2022, the total amount of unrecognized tax benefits was $150.3 million. Of the $150.3 million, $20.9 million would affect the effective tax rate. The increase in liabilities associated with uncertain tax positions and corresponding increase to net deferred tax assets is primarily resulting from the Tax Cuts and Jobs Act of 2017 elimination of the option to deduct research and experimental expenditures in the year incurred and requirement to amortize such costs incurred over five years.
The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2022, 2021, and 2020, the Company had $1.1 million, $0.6 million, and $0.4 million, respectively, in accrued interest and penalties related to uncertain tax positions. During 2022, 2021, and 2020, the Company recorded additional interest and penalties of $0.5 million, $0.2 million, and ($1.4) million, respectively. It is reasonably possible that a reduction of up to

$5.4 million of unrecognized tax benefits and related interest and penalties may occur within the next 12 months as a result of the expiration of certain statutes of limitations.
Deferred Income Taxes
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of the Company’s assets and liabilities for financial reporting and income tax purposes. Deferred tax assets and liabilities are determined by multiplying such differences by the enacted tax rates expected to be in effect when such differences are recovered or settled.
The following table presents the deferred tax assets and liabilities:

	As of December 31,
	2022	2021
	(In millions)
Deferred Tax Assets
Capitalized research and experimental expenditures	$156.0	$—
Accrued estimated costs	51.2	47.6
Basis difference in assets and liabilities	76.9	58.8
Operating lease liabilities	14.0	13.7
Tax losses and credit carryforwards	1.2	0.4
Net cumulative defined benefit pension plan losses	56.5	58.8
Retiree medical and life insurance benefits	3.6	4.7
Total deferred tax assets	359.4	184.0
Deferred Tax Liabilities
Revenue recognition differences	123.7	104.8
Basis differences in intangible assets	13.3	10.7
ROU assets	13.7	12.9
Total deferred tax liabilities	150.7	128.4
Total net deferred tax assets	$208.7	$55.6
Realization of deferred tax assets is primarily dependent on generating sufficient taxable income in future periods. The Company believes it is more likely than not its deferred tax assets will be realized. Accordingly, no valuation allowance was recorded for 2022 and 2021.
The Company fully utilized its federal net operating loss carryforwards and income tax credits as of December 31, 2018. The Company utilized all of its state net operating loss carryforwards and credit carryforwards as of December 31, 2021.
Note 6. Long-Term Debt

	As of December 31,
	2022	2021
	(In millions)
Senior debt	$261.5	$281.4
Convertible senior notes	—	136.5
Finance leases (see Note 4)	41.6	43.4
Total debt, carrying amount	303.1	461.3
Less: Amounts due within one year	(14.7)	(166.7)
Total long-term debt, carrying amount	$288.4	$294.6
The following table presents as of December 31, 2022, the Company’s contractual debt principal maturities excluding finance lease obligations (see Note 4):

	Total	2023	2024	2025
	(In millions)
Senior debt	$262.3	$13.5	$13.5	$235.3
The Company amortizes deferred financing costs over the estimated life of the related debt (a portion of which is classified as a contra liability). Amortization of deferred financing costs was $1.5 million, $1.6 million, and $2.0 million in 2022, 2021, and 2020, respectively.

a.  Senior Debt

	As of December 31,
	2022	2021
	(In millions)
Term loan, bearing interest at variable rates (rate of 6.17% as of December 31, 2022), maturing in September 2025	$262.3	$282.2
Unamortized deferred financing costs	(0.8)	(0.8)
Total senior debt	$261.5	$281.4
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
As of December 31, 2022, the Company had zero borrowings under the Revolver and had issued $28.9 million letters of credit.
The Term Loan and any borrowings under the Revolver bear interest at SOFR plus a SOFR adjustment of 10 basis points for all terms and an applicable margin ranging from 175 to 250 basis points based on the Company's leverage ratio (the "Consolidated Net Leverage Ratio") measured at the end of each quarter. In addition to interest, the Company must pay certain fees including (i) letter of credit fees ranging from 175 to 250 basis points per annum on the amount of issued but undrawn letters of credit and alternative currency rate loans and (ii) commitment fees ranging from 30 to 45 basis points per annum on the unused portion of the Revolver.
The Term Loan amortized at a rate of 5.0% per annum as of December 31, 2022. Outstanding borrowings under the Revolver and the Term Loan may be voluntarily repaid at any time, in whole or in part, without premium or penalty.
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
The Company was in compliance with its financial and non-financial covenants as of December 31, 2022.
b.  Convertible Senior Notes

	As of December 31,
	2022	2021
	(In millions)
Senior convertible notes, bearing interest at 2.25% per annum, interest payments due in June and December, maturing in December 2023	$—	$145.9
Unamortized discount and deferred financing costs	—	(9.4)
Total convertible senior notes	$—	$136.5
On December 14, 2016, the Company issued $300.0 million aggregate principal amount of 2¼% Notes in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended.
In 2021, the Company settled $154.1 million of its 2¼% Notes. The principal amount was settled in cash and the conversion premium was settled in common shares. See Note 11.
On July 15, 2022, the Company announced that it issued a notice of redemption to holders of its outstanding 2¼% Notes stating its intention to redeem all outstanding 2¼% Notes in full on September 19, 2022, in accordance with the terms of the indenture governing the 2¼% Notes. The Company elected to settle conversions of the 2¼% Notes using Cash Settlement, as defined in the indenture for the 2¼% Notes. In the three months ended September 30, 2022, the Company settled the outstanding balance of $145.9 million of its 2¼% Notes with cash totaling $242.0 million, including principal, conversion premium, irrevocable cash conversion option value, and interest. See Note 11.

The Company adopted the new accounting guidance for convertible instruments effective January 1, 2022, using the modified retrospective method, with the cumulative effect recognized as of January 1, 2022. The primary impact of the new guidance was removing the requirement for the Company to account for beneficial conversion features and cash conversion features in equity, separately from the 2¼% Notes and requires the Company to use the if-converted method for the 2¼% Notes in the diluted earnings per share calculation. See Notes 1 and 2.
The following table summarizes information regarding the 2¼% Notes as of December 31, 2021:

Remaining amortization period (years)	2.0
Effective interest rate	5.8%
Conversion rate (shares of common stock per $1,000 principal amount)	38.4615
Conversion price (per share of common stock)	$26.00
 The following table presents the interest expense components for the 2¼% Notes:

	Year Ended December 31,
	2022	2021	2020
	(In millions)
Interest expense-contractual interest	$2.3	$3.3	$6.8
Interest expense-amortization of debt discount	—	4.3	7.9
Interest expense-amortization of deferred financing costs	0.3	0.4	0.6
Note 7. Retirement Benefits
a.  Plan Descriptions
Pension Benefits
The Company's defined benefit pension plan future benefit accrual was discontinued in 2009. As of December 31, 2022, the assets, projected benefits obligations, and unfunded pension obligations were $706.9 million, $949.7 million, and $242.8 million, respectively.
The American Rescue Plan Act of 2021 ("ARPA") that was signed into law on March 11, 2021, provided funding relief to sponsors of defined benefit pension plans. In line with provisions of ARPA, the Company expects to make cash contributions of approximately $7 million to its tax-qualified defined benefit pension plan in 2023. The Company is generally able to recover contributions related to its tax-qualified defined benefit pension plan as allowable costs on its U.S. government contracts, but there are differences between when the Company contributes to its tax-qualified defined benefit pension plan under pension funding rules and when it is recoverable under Cost Accounting Standards ("CAS"). The Company estimates the CAS recoverable amounts related to the Company's retirement benefits plans to be approximately $32 million in 2023. During 2022, the Company made cash contributions of $15.4 million and used $18.4 million of prepayment credits to fund its tax-qualified defined benefit pension plan.
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
Medical and Life Insurance Benefits
The Company provides medical and life insurance benefits to certain eligible retired employees, with varied coverage by employee group. Generally, employees hired after January 1, 1997, are not eligible for retiree medical and life insurance benefits. The medical benefit plan provides for cost sharing between the Company and its retirees in the form of retiree contributions, deductibles, and coinsurance. Medical and life insurance benefits obligations are unfunded. Medical and life insurance benefit cash payments for eligible retired employees are recoverable from the Company’s U.S. government contracts.
Defined Contribution 401(k) Benefits
The Company sponsors a defined contribution 401(k) plan and participation in the plan is available to all employees. The Company makes matching contributions in cash equal to 100% of the first 3% of the participants’ compensation contributed and 50% of the next 3% of the compensation contributed. The cost of the 401(k) plan was $23.7 million, $22.8 million, and $21.8 million in 2022, 2021, and 2020, respectively.
b.  Plan Results
The following table summarizes the balance sheet impact of the Company’s pension benefits and medical and life insurance benefits. Pension benefits include the consolidated tax-qualified plan and the unfunded non-qualified plan for benefits provided to employees beyond those provided by the Company’s tax-qualified plan. Assets, benefits obligations, and the funded status of the plans were determined at December 31, 2022 and 2021.

	Pension Benefits		Medical and Life Insurance Benefits
	As of December 31,
	2022	2021	2022	2021
	(In millions)
Change in fair value of assets:
Fair value - beginning of year	$1,005.0	$957.0	$—	$—
(Loss) gain on assets	(212.5)	135.7	—	—
Employer contributions	16.9	18.8	2.2	2.4
Benefits paid (1)	(102.5)	(106.5)	(2.2)	(2.4)
Fair value - end of year	$706.9	$1,005.0	$—	$—
Change in benefits obligation:
Benefits obligation - beginning of year	$1,279.3	$1,381.5	$19.6	$25.0
Interest cost	35.6	33.5	0.5	0.5
Actuarial gains	(262.7)	(29.2)	(3.1)	(3.5)
Benefits paid	(102.5)	(106.5)	(2.2)	(2.4)
Benefits obligation and accumulated benefit obligation - end of year	$949.7	$1,279.3	$14.8	$19.6
Funded status of the plans	$(242.8)	$(274.3)	$(14.8)	$(19.6)
Amounts recognized in the consolidated balance sheets:
Postretirement medical and life insurance benefits, current	$—	$—	$(2.3)	$(2.7)
Postretirement medical and life insurance benefits, noncurrent	—	—	(12.5)	(16.9)
Pension liability, non-qualified current (component of other current liabilities)	(1.3)	(1.4)	—	—
Pension liability, non-qualified (component of other noncurrent liabilities)	(12.2)	(17.0)	—	—
Pension benefits, noncurrent	(229.3)	(255.9)	—	—
Net liability recognized in the consolidated balance sheets	$(242.8)	$(274.3)	$(14.8)	$(19.6)
______
(1)Benefits paid for medical and life insurance benefits are net of the Medicare Part D Subsidy of less than $0.1 million received in both 2022 and 2021.
The pension benefits obligation actuarial gains of $262.7 million in 2022 were primarily the result of an increase in the discount rate used to determine the obligation. The discount rate was 5.56% as of December 31, 2022, compared with 2.90% as of December 31, 2021. The pension benefits obligation actuarial gains of $29.2 million in 2021 were primarily the result of an increase in the discount rate used to determine the obligation. The discount rate was 2.90% as of December 31, 2021, compared with 2.52% as of December 31, 2020.
The following table presents the components of retirement benefits expense (income):

	Pension Benefits			Medical and Life Insurance Benefits
	Year Ended December 31,			Year Ended December 31,
	2022	2021	2020	2022	2021	2020
	(In millions)
Interest cost on benefits obligation	$35.6	$33.5	$42.5	$0.5	$0.5	$0.8
Assumed return on assets	(62.8)	(61.4)	(60.5)	—	—	—
Amortization of prior service costs	0.1	0.1	0.1	—	—	—
Amortization of net losses (gains)	30.6	63.9	57.4	(2.9)	(2.7)	(3.7)
	$3.5	$36.1	$39.5	$(2.4)	$(2.2)	$(2.9)
The following table presents the actual return and rate of return on assets:

	Year Ended December 31,
	2022	2021	2020
	(In millions, except rate of return)
Actual (loss) gain on assets	$(212.5)	$135.7	$117.1
Actual rate of return on assets	(21.6)%	15.0%	15.6%
Market conditions and interest rates significantly affect assets and liabilities of the pension plans. Pension accounting permits market gains and losses to be deferred and recognized over a period of years. This "smoothing" results in the creation of other accumulated income or loss which will be amortized to pension costs in future years. The accounting method the Company utilizes recognizes one-fifth of the unamortized gains and losses in the market-related value of pension assets and all other gains and losses including changes in the discount rate used to calculate the benefits obligation each year. Investment gains or losses for this purpose are the difference between the expected return and the actual return on the market-related value of assets which smoothes asset values over three years. Although the smoothing period mitigates some volatility in the calculation of annual retirement benefits expense, future expenses are impacted by changes in the market value of assets and changes in interest rates.
c.  Plan Assumptions
The following table presents the assumptions, calculated based on a weighted-average, to determine the benefits obligations:

	Pension Benefits		Medical and Life Insurance Benefits
	As of December 31,		As of December 31,
	2022	2021	2022	2021
Discount rate	5.56%	2.90%	5.66%	2.77%
Discount rate (non-qualified plan)	5.58%	2.89%	*	*
Ultimate healthcare trend rate	*	*	4.50%	4.50%
Initial healthcare trend rate (pre 65/post 65)	*	*	7.00%	6.25%
Year ultimate rate attained (pre 65/post 65)	*	*	2033	2029
______
*    Not applicable
The following table presents the assumptions, calculated based on a weighted-average, to determine the retirement benefits expense (income):

	Pension Benefits			Medical and Life Insurance Benefits
	Year Ended December 31,			Year Ended December 31,
	2022	2021	2020	2022	2021	2020
Discount rate	2.90%	2.52%	3.28%	2.77%	2.28%	3.19%
Discount rate (non-qualified plan)	2.89%	2.51%	3.30%	*	*	*
Expected long-term rate of return on assets	7.00%	7.00%	7.00%	*	*	*
Ultimate healthcare trend rate	*	*	*	4.50%	4.50%	4.50%
Initial healthcare trend rate (pre 65/post 65)	*	*	*	6.25%	6.50%	5.50%
Year ultimate rate attained (pre 65/post 65)	*	*	*	2029	2028	2022
______
*    Not applicable
Certain actuarial assumptions, such as assumed discount rate, long-term rate of return, and assumed healthcare cost trend rates can have a significant effect on amounts reported for periodic cost of pension benefits and medical and life insurance benefits, as well as respective benefits obligation amounts. The assumed discount rate represents the market rate available for investments in high-quality fixed income instruments with maturities matched to the expected benefit payments for pension and medical and life insurance benefit plans.
The expected long-term rate of return on assets represents the rate of earnings expected in the funds invested, and funds to be invested, to provide for anticipated benefit payments to plan participants. The Company evaluated historical investment performance, current and expected asset allocation, and, with input from the Company’s external advisors, developed best estimates of future investment performance. Based on this analysis, the Company assumed a long-term expected rate of return of 7.0% in 2022.
The Company reviews external data and its own historical trends for healthcare costs to determine the healthcare cost trend rates for the medical benefit plans. For 2022 medical benefits obligations, the Company assumed a 7.00% annual rate of increase for pre and post 65 participants in the per capita cost of covered healthcare claims with the rate decreasing over ten years until reaching 4.5%.
d.  Plan Assets and Investment Policy
The Company’s investment policy is to maximize the total rate of return within a prudent risk framework, while maintaining adequate liquidity throughout volatile market cycles to meet benefits obligations when due. The Company's strategies employ active management and are generally focused on minimizing the permanent loss of capital. The Company's asset diversification objectives target a diversified portfolio that invests across the capital structure via strategies with complimentary risk and return profiles. Diversification is achieved by investing in various asset types, which may include cash, fixed income, equities, private assets, credit holdings, and future contracts. Further, the Company's strategy allows for diversification as to the types of investment vehicle structures, investment and redemption periods, and the number of investment managers used to carry out its strategy. Allocations between asset types, structures and managers may change as a result of changing market conditions, tactical investment opportunities, planned Company contributions, and cash obligations of the plan.

The following table presents the asset allocations by asset category:

	As of December 31,
	2022	2021
Cash and cash equivalents	3%	5%
Equity securities	40	47
Fixed income	13	12
Registered investment companies	1	1
Private assets	16	10
Hedge funds	27	25
Total	100%	100%
The following tables present the fair value by asset category and by level:

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
	(In millions)
December 31, 2022
Equity securities:
Domestic equity securities	$255.9	$255.9	$—	$—
International equity securities	26.8	26.8	—	—
Fixed income:
Corporate debt securities	55.0	—	35.5	19.5
Asset-backed securities	24.6	—	24.6	—
U.S. government securities	6.2	—	6.2	—
Foreign bonds	1.2	—	1.2	—
Municipal bonds	0.1	—	0.1	—
Foreign exchange contracts	(0.1)	—	(0.1)	—
Registered investment companies	9.9	9.9	—	—
Private assets	6.4	—	—	6.4
Total	386.0	$292.6	$67.5	$25.9
Investment measured at Net Asset Value ("NAV")
Private assets	104.9
Hedge funds	192.6
Common/collective trusts ("CCTs")	33.2
Total investments measured at NAV	330.7
Receivables	2.9
Payables	(12.7)
Total assets	$706.9

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
	(In millions)
December 31, 2021
Equity securities:
Domestic equity securities	$428.5	$428.5	$—	$—
International equity securities	44.2	44.2	—	—
Fixed income:
Corporate debt securities	57.5	—	39.9	17.6
Asset-backed securities	29.3	—	29.3	—
U.S. government securities	28.8	—	28.8	—
Foreign bonds	0.9	—	0.9	—
Derivatives	0.1	—	0.1	—
Registered investment companies	13.9	13.9	—	—
Private assets	1.2	—	—	1.2
Total	604.4	$486.6	$99.0	$18.8
Investment measured at NAV
Private assets	97.8
Hedge funds	254.5
CCTs	56.4
Total investments measured at NAV	408.7
Receivables	9.9
Payables	(18.0)
Total assets	$1,005.0
Below is a description of the significant investment strategies and valuation methodologies used for the investments measured at fair value, including the general classification of such investments pursuant to the valuation hierarchy. There have been no changes in the methodologies used at December 31, 2022 and 2021.
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
Fixed income securities
Fixed income securities are invested in a variety of instruments, including, but not limited to, corporate debt securities, U.S. government securities, CCTs, asset-backed securities, municipal bonds, foreign bonds, and other investment vehicles. Corporate debt securities are invested in corporate bonds and term loans. Corporate bonds that are valued at bid evaluations using observable and market-based inputs are classified as Level 2 investments. Corporate bonds including term loans that are priced using unobservable inputs are classified as Level 3 investments. Asset-backed securities, including government-backed mortgage securities, commercial mortgage-backed securities, auto receivable backed securities, and other asset-backed securities, are valued at bid evaluations and are classified as Level 2 investments. Municipal bonds are valued using pricing models maximizing the use of observable inputs for similar securities and are classified as Level 2 investments. Foreign bonds that are valued using pricing models maximizing the use of observable inputs for similar securities are classified as Level 2 investments. Foreign bonds that are priced using unobservable inputs are classified as Level 3 investments. CCTs invested in fixed income securities are measured at NAV and included as a reconciling item to the fair value tables above.

Registered investment companies
Registered investment companies are invested in corporate bonds, senior secured loans, and other fixed income. Registered investment companies are transacted at NAV published daily and are classified as Level 1 investments.
Private assets
Private assets are primarily limited partnerships that mainly invest in U.S. and non-U.S. leveraged buyout, venture capital and special situation strategies. Generally, the individual investments within the partnerships or funds are valued at public market, private market, or appraised value. Private assets are valued by investment managers using unobservable inputs such as extrapolated data, proprietary data, or indicative quotes. The majority of the private assets are valued at NAV and included as a reconciling item to the fair value tables above. Private assets for which there is no NAV are classified as Level 3 investments. Valuations of certain assets were based on the NAV or market value three months prior to the year-end. The Company made adjustments amounting to a decrease of $0.3 million for 2022 and an increase of $1.1 million for 2021 to account for changes since the valuation date.
Hedge funds
Hedge funds primarily consist of multi-strategy hedge funds that invest across a range of equity and debt securities in a variety of industry sectors. Hedge funds are valued at NAV calculated by investment managers using unobservable inputs such as extrapolated data, proprietary data, or indicative quotes and are included as a reconciling item to the fair value tables above.
The following tables present the changes in the fair value of the Level 3 investments:

	December 31, 2021	Unrealized Gains	Realized Gains	Purchases, Sales, and Settlements, net	December 31, 2022
	(In millions)
Corporate debt securities	$17.6	$—	$—	$1.9	$19.5
Private assets	1.2	(0.1)	0.3	5.0	6.4
Total	$18.8	$(0.1)	$0.3	$6.9	$25.9

	December 31, 2020	Unrealized Gains	Realized Gains	Purchases, Sales, and Settlements, net	December 31, 2021
	(In millions)
Equity securities	$6.1	$10.1	$1.1	$(17.3)	$—
Corporate debt securities	31.9	0.1	—	(14.4)	17.6
Private assets	3.1	—	—	(1.9)	1.2
Total	$41.1	$10.2	$1.1	$(33.6)	$18.8
e.  Benefit Payments
The following table presents estimated future benefit payments:

	Pension Benefit Payments	Medical and Life Insurance Benefits
Year Ending December 31,		Gross Benefit Payments	Medicare D Subsidy	Net Benefit Payments
	(In millions)
2023	$95.6	$2.4	$—	$2.4
2024	93.5	2.2	0.1	2.1
2025	91.0	1.9	—	1.9
2026	88.2	1.7	—	1.7
2027	85.2	1.5	—	1.5
Years 2028 - 2032	374.4	5.4	0.1	5.3

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
Asbestos Litigation
The Company has been, and continues to be, named as a defendant in lawsuits alleging personal injury or death and seeking various monetary damages due to exposure to asbestos in building materials, products, or in manufacturing operations. The majority of cases are pending in Illinois state courts. There were 170 asbestos cases pending as of December 31, 2022.
Given the lack of any significant consistency to claims (i.e., as to product, operational site, or other relevant assertions) filed against the Company, the Company is generally unable to make a reasonable estimate of the future costs of pending claims or unasserted claims. The aggregate settlement costs and legal and administrative fees associated with the Company’s asbestos litigation has been immaterial for the last three years. As of December 31, 2022, the Company has accrued an immaterial amount related to pending claims.
U.S. Securities and Exchange Commission ("SEC") Subpoena
The Company received a subpoena from the SEC in November 2022 seeking documents related to securities filings and other public disclosures issued in connection with the 2022 election of directors. The Company is cooperating fully with the SEC and its staff.
Civil Investigative Demand
The Company is responding to a civil investigative demand issued by the Department of Justice ("DOJ") in December 2022 pursuant to the False Claims Act ("FCA") requesting documents and information relating to the Company’s compliance with certain regulatory cybersecurity requirements. The Company is cooperating fully with the DOJ.
United States ex. rel. Markus vs. Aerojet Rocketdyne Holdings
In the case captioned United States ex. rel. Markus vs. Aerojet Rocketdyne Holdings, Inc. et al., Case No. 2:15-CV-02245- WBS-AC, the Department of Justice completed its review of the case and declined to intervene in June 2018. The case was originally filed under seal in the U.S. District Court, Eastern District of California in September 2017 and alleged causes of action against the Company based on false claims, retaliation, and wrongful termination of employment seeking injunctive relief, civil penalties, and compensatory and punitive damages. In February 2019, the Company filed a Motion to Dismiss the FCA counts of the complaint and a Motion to Compel Arbitration on the employment based claims. In May 2019, the court dismissed one count of the FCA claim, denied the motion to dismiss the remaining FCA counts, and moved the employment based claims to arbitration. In September 2021, each party filed a motion for summary judgment. In February 2022, the Court denied Relator’s motion for summary judgment in full and granted the Company’s motion for summary judgment in part. Specifically, the Court rejected Relator’s false certification allegations in their entirety while also significantly diminishing the number of U.S. government contracts at issue in the litigation, which number excludes both the majority of contracts specified in Relator’s Second Amended Complaint ("SAC") as well as numerous contracts regarding which Relator purported to make claims but that were not specified in the SAC. The Court found disputed issues of material fact with regard to the remaining contracts. Trial in this matter commenced on April 26, 2022. On April 27, 2022, the Company agreed to a settlement in principle as to Relator’s remaining FCA claims in the amount of $9.0 million, as well as an attorney’s fee award of $3.0 million. The U.S. Department of Justice approved the settlement on June 30, 2022, and the Court approved the settlement on July 1, 2022.
City of Wabash, Indiana v. Aerojet Rocketdyne Holdings
On November 15, 2021, a lawsuit entitled City of Wabash, Indiana v. Aerojet Rocketdyne Holdings, Inc., Case No. 3:21-cv-878 was filed in the United States District Court for the Northern District of Indiana against the Company alleging causes of action under the Comprehensive Environmental Response Compensation and Liability Act and the Indiana Environmental Legal Action Statute and seeking damages, reasonable attorneys’ fees and costs. The action was served on the Company on January 11, 2022. The Company will vigorously contest the complaint’s allegations and has not recorded any liability for this matter as of December 31, 2022.
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
As of December 31, 2022, the aggregate range of these anticipated environmental costs was $290.5 million to $447.1 million and the accrued amount was $290.5 million. See Note 8(c) for a summary of the environmental reserve activity. Of these accrued liabilities, approximately 98% relates to the Company’s U.S. government contracting business and a portion of this liability is recoverable. The significant environmental sites are discussed below. The balance of the accrued liabilities, which are not recoverable from the U.S. government, relate to other sites for which the Company’s obligations are probable and estimable.
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
As of December 31, 2022, the estimated range of anticipated costs discussed above for the Sacramento, California site was $223.6 million to $357.0 million and the accrued amount was $223.6 million included as a component of the Company’s environmental reserves. Expenditures associated with this matter are partially recoverable. See Note 8(c) below for further discussion on recoverability.
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

As of December 31, 2022, the estimated range of anticipated costs was $50.8 million to $62.6 million and the accrued amount was $50.8 million included as a component of the Company’s environmental reserves. Expenditures associated with this matter are partially recoverable. See Note 8(c) below for further discussion on recoverability.
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
The following table summarizes the Company’s environmental reserve activity:

	Aerojet Rocketdyne- Sacramento	Aerojet Rocketdyne- BPOU	Other Aerojet Rocketdyne Sites	Total Aerojet Rocketdyne	Other	Total Environmental Reserve
	(In millions)
December 31, 2019	$203.6	$89.6	$11.8	$305.0	$4.2	$309.2
Additions	30.9	(0.2)	—	30.7	1.7	32.4
Expenditures	(26.1)	(13.2)	(1.2)	(40.5)	(0.5)	(41.0)
December 31, 2020	208.4	76.2	10.6	295.2	5.4	300.6
Additions	28.8	2.5	3.7	35.0	0.3	35.3
Expenditures	(22.5)	(14.0)	(2.5)	(39.0)	(0.5)	(39.5)
December 31, 2021	214.7	64.7	11.8	291.2	5.2	296.4
Additions	31.4	1.6	0.3	33.3	0.5	33.8
Expenditures	(22.5)	(15.5)	(1.3)	(39.3)	(0.4)	(39.7)
December 31, 2022	$223.6	$50.8	$10.8	$285.2	$5.3	$290.5
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

Total reimbursable costs under the Northrop Agreement	$189.7
Amount reimbursed to the Company through December 31, 2022	(155.2)
Receivable from Northrop included in the balance sheet at December 31, 2022	$34.5
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

	Year Ended December 31,
	2022	2021	2020
	(In millions)
Expense to consolidated statement of operations	$4.1	$4.1	$4.3
d.  Arrangements with Off-Balance Sheet Risk
As of December 31, 2022, arrangements with off-balance sheet risk consisted of:
•$28.9 million in outstanding commercial letters of credit, the majority of which may be renewed, primarily to collateralize obligations for environmental remediation and insurance coverage.
•$76.0 million in outstanding surety bonds to primarily satisfy indemnification obligations for environmental remediation coverage.
•$42.0 million in commitments associated with professional consulting services related to the Merger with L3Harris.
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
Note 9. Stockholders’ Equity
a.  Preferred Stock
As of December 31, 2022 and 2021, 15.0 million shares of preferred stock were authorized and none were outstanding.
b.  Common Stock
As of December 31, 2022, the Company had 150.0 million authorized shares of common stock, par value $0.10 per share, of which 80.7 million shares were outstanding, and 5.3 million shares were reserved for future issuance for payment of awards under stock-based compensation plans.
c.  Treasury Stock
As of December 31, 2022 and 2021, common shares classified as treasury stock totaled 2.0 million and 2.1 million, respectively. During 2022, the Company issued 0.1 million of its common shares at a cost of $3.3 million to fund a deferred compensation liability. During 2020, the Company repurchased 1.3 million of its common shares at a cost of $51.7 million. Treasury stock is stated at cost (first-in, first-out basis). The Company reflects stock repurchases in its financial statements on a "settlement" basis.

d.  Dividends
On December 19, 2020, the Company’s Board of Directors declared a one-time dividend in cash of $5.00 per share (including shares underlying the 2¼% Notes participating on an as-converted basis). The dividend was paid on March 24, 2021, to the holders of the Company’s shares and 2¼% Notes as of the close of business on March 10, 2021.

e.  Stock-based Compensation
The following table summarizes stock-based compensation expense by type of award:

	Year Ended December 31,
	2022	2021	2020
	(In millions)
SARs	$0.8	$2.0	$8.1
Restricted stock and restricted stock units, service based	6.3	6.3	8.6
Restricted stock and restricted stock units, performance based	19.0	11.9	12.6
Employee stock purchase plan ("ESPP")	0.5	0.5	1.1
Stock options	—	—	1.0
Total stock-based compensation expense	$26.6	$20.7	$31.4
Stock Appreciation Rights: As of December 31, 2022, a total of 0.5 million SARs were outstanding. SARs granted to employees generally vest in one-third increments at one year, two years, and three years from the date of grant and have a seven year contractual life. SARs granted to directors of the Company typically vest over a one year service period (half after six months and half after one year) and have a seven year contractual life. These awards are similar to the Company’s employee stock options, but are settled in cash rather than in shares of common stock, and are classified as liability awards. Compensation cost for these awards is determined using a fair-value method and remeasured at each reporting date until the date of settlement.
The following table summarizes the status of the Company’s SARs:

	SARs (In millions)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (In millions)
Outstanding at December 31, 2021	0.8	$24.46
Exercised	(0.3)	28.22
Outstanding and exercisable at December 31, 2022	0.5	$22.22	2.0	$17.5
The total intrinsic value for SARs liabilities paid in 2022, 2021, and 2020 was $4.2 million, $0.8 million, and $7.6 million, respectively.
Restricted Stock, service-based: As of December 31, 2022, a total of 0.1 million shares of service-based restricted stock were outstanding which vest based on years of service. Restricted shares are granted to employees and directors of the Company. The fair value was based on the closing market price of the Company’s common stock on the date of award and is being amortized on a straight line basis over the service period.
The following table summarizes the status of the Company’s service-based restricted stock:

	Service Based Restricted Stock (In millions)	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2021	0.1	$45.97
Granted	0.1	44.44
Exercised	(0.1)	44.18
Outstanding and expected to vest at December 31, 2022	0.1	$46.32
As of December 31, 2022, there was $1.5 million of unrecognized stock-based compensation related to nonvested service-based restricted stock that is expected to be recognized over an estimated weighted-average amortization period of 29 months. At December 31, 2022, the intrinsic value of the service-based restricted stock outstanding and expected to vest was $2.1 million.
Restricted Stock Units, service-based: As of December 31, 2022, a total of 0.2 million shares of service-based restricted stock units were outstanding which vest based on years of service. Restricted stock units are granted to employees of the Company. The fair value was based on the closing market price of the Company’s common stock on the date of award and is being amortized on a straight line basis over the service period.

The following table summarizes the status of the Company’s service-based restricted stock units:

	Service Based Restricted Stock Units (In millions)	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2021	0.2	$47.10
Granted	0.1	47.89
Exercised	(0.1)	48.45
Outstanding and expected to vest at December 31, 2022	0.2	$47.13
As of December 31, 2022, there was $8.1 million of unrecognized stock-based compensation related to nonvested service-based restricted stock units that is expected to be recognized over an estimated weighted-average amortization period of 27 months. At December 31, 2022, the intrinsic value of the service-based restricted stock units outstanding and expected to vest was $11.1 million. The weighted average grant date fair values for service-based restricted stock units granted in 2021 was $48.61.
Restricted Stock, performance-based Company metrics: As of December 31, 2022, a total of 0.1 million shares of performance-based restricted shares were outstanding. The performance-based restricted stock vests if the Company meets various operations and earnings targets set by the Organization & Compensation Committee of the Board of Directors. The fair value was based on the closing market price of the Company’s common stock on the date of award and is being amortized over the estimated service period to achieve the operations and earnings targets.
The following table summarizes the status of the Company’s performance-based restricted stock:

	Performance Based Restricted Stock (In millions)	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2021	0.3	$40.31
Granted	0.1	53.84
Exercised	(0.3)	38.44
Outstanding at December 31, 2022	0.1	$52.28
Expected to vest at December 31, 2022	0.1	$51.93
As of December 31, 2022, there was $2.0 million of unrecognized stock-based compensation related to nonvested performance-based restricted stock that is expected to be recognized over an estimated weighted-average amortization period of 22 months. At December 31, 2022, the intrinsic value of the performance-based restricted stock outstanding was $6.3 million and the intrinsic value of the performance-based restricted stock expected to vest was $3.7 million.
Restricted Stock Units, performance-based Company metrics: As of December 31, 2022, a total of 0.8 million shares of performance-based restricted stock units were outstanding. The performance-based restricted stock units vest if the Company meets various operations and earnings targets set by the Organization & Compensation Committee of the Board of Directors. The fair value was based on the closing market price of the Company’s common stock on the date of award and is being amortized over the estimated service period to achieve the operations and earnings targets.
The following table summarizes the status of the Company’s performance-based restricted stock units:

	Performance Based Restricted Stock Units (In millions)	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2021	1.0	$49.12
Granted	0.4	52.55
Exercised	(0.4)	49.09
Canceled	(0.2)	48.24
Outstanding at December 31, 2022	0.8	$51.10
Expected to vest at December 31, 2022	0.5	$50.87
As of December 31, 2022, there was $15.5 million of unrecognized stock-based compensation related to nonvested performance-based restricted stock units that are expected to be recognized over an estimated weighted-average amortization period of 24 months. At December 31, 2022, the intrinsic value of the performance-based restricted stock units outstanding was $41.8 million and the intrinsic value of the performance-based restricted stock expected to vest was $26.1 million.
Employee Stock Purchase Plan: The ESPP enables eligible employees the opportunity to purchase the Company’s common stock at a price not less than 85% of the fair market value of the common stock on the last day of the respective offering period. A maximum of 1.5 million shares are authorized for issuance. In July 2021, the ESPP was suspended until July 2022; subsequently, the ESPP was suspended again for the offering period beginning in January 2023. During 2021, 0.1 million shares were issued under the ESPP at an average price of $48.29. During 2020, 0.2 million shares were issued under the ESPP at an average price of $45.65.
Stock Options: As of December 31, 2022 and 2021, there were no stock options outstanding.
Performance Stock Units: In March 2020, the Company granted the Executive Chairman 0.1 million performance stock units that vest according to the attainment of share prices ranging from $57.80 per share to $67.85 per share of the Company's stock. The performance stock units were valued at a weighted average price of $37.12 using a Monte Carlo model. The Company recognized the grant-date fair value of these awards as stock-based compensation expense ratably over the estimated vesting period based on the number of awards expected to vest at each reporting date or earlier if the market condition was satisfied. As of December 31, 2022 and 2021, there was no unrecognized stock-based compensation related to nonvested performance stock units. As of December 31, 2022, there were no performance stock units outstanding. The following table presents the weighted average assumptions used to value the units for 2020:

Expected life (in years)	0.67
Volatility	35.41%
Risk-free interest rate	0.72%
Dividend yield	—%
Valuation Assumptions: The following table presents the weighted average assumptions used to value the SARs:

	Year Ended December 31,
	2022	2021	2020
Expected life (in years)	1.0	3.2	0.7
Volatility	36.07%	38.17%	48.30%
Risk-free interest rate	4.64%	0.94%	0.11%
Dividend yield	—%	—%	—%
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
The following table presents selected financial information for each reportable segment:

	Year Ended December 31,
	2022	2021	2020
	(In millions)
Net Sales:
Aerospace and Defense	$2,235.2	$2,179.3	$2,069.4
Real Estate	2.4	8.7	3.3
Total Net Sales	$2,237.6	$2,188.0	$2,072.7
Segment Performance:
Aerospace and Defense	$240.1	$282.3	$264.2
Environmental remediation provision adjustments	(3.9)	(3.8)	(2.7)
GAAP/CAS retirement benefits expense difference	33.7	11.5	14.7
Unusual items	(17.0)	(4.1)	(0.6)
Aerospace and Defense Total	252.9	285.9	275.6
Real Estate	(1.0)	2.9	(1.8)
Total Segment Performance	$251.9	$288.8	$273.8
Reconciliation of segment performance to income before income taxes:
Segment performance	$251.9	$288.8	$273.8
Interest expense	(18.6)	(20.1)	(30.1)
Interest income	5.4	2.5	6.3
Stock-based compensation	(26.6)	(20.7)	(31.4)
Corporate retirement benefits expense	0.3	(6.6)	(7.5)
Corporate and other	(27.1)	(23.6)	(23.4)
Unusual items	(77.0)	(25.3)	(7.5)
Income before income taxes	$108.3	$195.0	$180.2
Aerospace and Defense	$40.7	$37.3	$54.6
Real Estate	—	—	—
Corporate	—	—	—
Capital Expenditures	$40.7	$37.3	$54.6
Aerospace and Defense	$56.6	$60.5	$64.2
Real Estate	0.5	0.7	0.8
Corporate	0.2	0.2	0.3
Depreciation and Amortization	$57.3	$61.4	$65.3

	As of December 31,
	2022	2021
	(In millions)
Assets:
Aerospace and Defense	$1,802.3	$1,499.5
Real Estate	137.6	135.1
Operating segment assets	1,939.9	1,634.6
Corporate	431.9	788.8
Total Assets	$2,371.8	$2,423.4

Note 11. Unusual Items
The following table presents total unusual items in the consolidated statements of operations:

	Year Ended December 31,
	2022	2021	2020
	(In millions)
Proxy contest and related litigation costs (component of other expense, net)	$27.8	$—	$—
Merger costs (component of other expense, net)	25.3	—	—
Loss on debt	22.7	10.5	—
Legal matters (component of other expense, net)	15.7	—	0.4
Terminated Merger costs (component of other expense, net)	2.5	18.9	7.7
Total unusual items	$94.0	$29.4	$8.1
In 2022, the Company incurred $27.8 million of costs associated with the proxy contest and related litigation costs.
In 2022, the Company recorded $25.3 million of costs associated with the Merger with L3Harris. See Note 1(a) for additional information. The components of the Merger costs are as follows (in millions):

Consulting and other professional costs	$19.6
Legal	4.0
Internal labor (including $0.7 million of recurring employee costs)	1.7
$25.3
In 2022, as a result of the irrevocable cash settlement redemption notice issued to holders of its outstanding 2¼% Notes, the Company was required to separate a derivative from the 2¼% Notes. The irrevocable cash conversion option became a forward sale contract which was not eligible for the “own stock” scope exception allowed under the accounting guidance and resulted in the Company recording a loss on debt of $22.6 million in 2022. See Note 6 for additional information.
In 2022, the Company recorded a loss on debt of $0.1 million related to an amendment to the Senior Credit Facility. See Note 6 for additional information.
In 2021, the Company settled $154.1 million of its 2¼% Notes as a result of receiving conversion notices from the noteholders. The principal amount of $154.1 million was settled in cash and the conversion premium was settled in 2.9 million common shares. The Company incurred a pre-tax charge of $10.5 million in 2021, associated with the settlement of the 2¼% Notes.
In 2022, the Company incurred $15.7 million associated with legal matters. See Note 8(a) for additional information.
The Company incurred Terminated Merger costs in all years presented and the components are as follows (in millions):

	Year Ended December 31,
	2022	2021	2020
	(In millions)
Legal	$1.6	$12.9	$3.9
Consulting and other professional costs	0.5	1.1	3.4
Internal labor (including $0.4 million and $4.4 million of recurring employee costs in 2022 and 2021)	0.4	4.9	0.4
	$2.5	$18.9	$7.7
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
Due to the immaterial error related to the accounting for income taxes associated with the 2¼% Notes, the opening other capital balance as of January 1, 2019, 2020, and 2021 was overstated by $20.9 million. Additionally, the opening retained earnings balance as of January 1, 2019 and 2020, was understated by $7.9 million and $8.0 million, respectively, and the opening accumulated deficit as of January 1, 2021, was overstated by $7.8 million. During 2021 and 2020, income tax expense was overstated by $2.9 million and understated by $0.2 million resulting in a cumulative understatement of retained earnings of $10.7 million as of December 31, 2021.
The revision to the accompanying consolidated statement of operations, consolidated statement of comprehensive, consolidated balance sheet, consolidated statement of stockholders’ equity, and consolidated statement of cash flows are as follows.

Consolidated Statement of Operations

	Year Ended December 31, 2021
	As Reported	Effect of Revision	Revised
	(In millions, except per share amounts)
Net sales	$2,188.0	$—	$2,188.0
Total operating costs and expenses	1,931.0	—	1,931.0
Operating income	257.0	—	257.0
Total non-operating expense, net	62.0	—	62.0
Income before income taxes	195.0	—	195.0
Income tax provision	51.3	(2.9)	48.4
Net income	$143.7	$2.9	$146.6
EPS of common stock
Basic EPS	$1.80	$0.04	$1.84
Diluted EPS	$1.75	$0.03	$1.78
Weighted average shares of common stock outstanding, basic	79.2	—	79.2
Weighted average shares of common stock outstanding, diluted	81.7	—	81.7
Consolidated Statement of Comprehensive Income

	Year Ended December 31, 2021
	As Reported	Effect of Revision	Revised
	(In millions)
Net income	$143.7	$2.9	$146.6
Actuarial gains and amortization of actuarial losses, net of income taxes	126.6	—	126.6
Comprehensive income	$270.3	$2.9	$273.2
Consolidated Statement of Operations

	Year Ended December 31, 2020
	As Reported	Effect of Revision	Revised
	(In millions, except per share amounts)
Net sales	$2,072.7	$—	$2,072.7
Total operating costs and expenses	1,832.1	—	1,832.1
Operating income	240.6	—	240.6
Total non-operating expense, net	60.4	—	60.4
Income before income taxes	180.2	—	180.2
Income tax provision	42.5	0.2	42.7
Net income	$137.7	$(0.2)	$137.5
EPS of common stock
Basic EPS	$1.76	$—	$1.76
Diluted EPS	$1.66	$—	$1.66
Weighted average shares of common stock outstanding, basic	77.4	—	77.4
Weighted average shares of common stock outstanding, diluted	81.9	—	81.9
Consolidated Statement of Comprehensive Income

	Year Ended December 31, 2020
	As Reported	Effect of Revision	Revised
	(In millions)
Net income	$137.7	$(0.2)	$137.5
Amortization of actuarial losses, net of income taxes	8.9	—	8.9
Comprehensive income	$146.6	$(0.2)	$146.4

Consolidated Balance Sheet

	As of December 31, 2021
	As Reported	Effect of Revision	As Revised
	(In millions)
ASSETS
Current Assets
Cash and cash equivalents	$700.4	$—	$700.4
Restricted cash	3.0	—	3.0
Marketable securities	10.6	—	10.6
Accounts receivable, net	60.6	—	60.6
Contract assets	354.2	—	354.2
Other current assets, net	107.8	(8.3)	99.5
Total Current Assets	1,236.6	(8.3)	1,228.3
Noncurrent Assets
Right-of-use assets	52.6	—	52.6
Property, plant and equipment, net	421.1	—	421.1
Recoverable environmental remediation costs	226.2	—	226.2
Deferred income taxes	57.5	(1.9)	55.6
Goodwill	161.4	—	161.4
Intangible assets	34.9	—	34.9
Other noncurrent assets, net	243.3	—	243.3
Total Noncurrent Assets	1,197.0	(1.9)	1,195.1
Total Assets	$2,433.6	$(10.2)	$2,423.4
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Total Current Liabilities	875.8	—	875.8
Noncurrent Liabilities
Total Noncurrent Liabilities	1,024.3	—	1,024.3
Total Liabilities	1,900.1	—	1,900.1
Commitments and contingencies (Note 8)
Stockholders’ Equity
Common stock	8.0	—	8.0
Other capital	599.0	(20.9)	578.1
Treasury stock at cost	(64.4)	—	(64.4)
Retained earnings	91.9	10.7	102.6
Accumulated other comprehensive loss, net of income taxes	(101.0)	—	(101.0)
Total Stockholders’ Equity	533.5	(10.2)	523.3
Total Liabilities and Stockholders’ Equity	$2,433.6	$(10.2)	$2,423.4
Consolidated Statements of Stockholders’ Equity

	Year Ended December 31, 2021
	As Reported	Effect of Revision	As Revised
	(In millions)
Common stock	$8.0	$—	$8.0
Other capital	599.0	(20.9)	578.1
Treasury stock	(64.4)	—	(64.4)
Retained earnings	91.9	10.7	102.6
Accumulated other comprehensive loss	(101.0)	—	(101.0)
Total stockholders' equity	$533.5	$(10.2)	$523.3

	Year Ended December 31, 2020
	As Reported	Effect of Revision	As Revised
	(In millions)
Common stock	$7.7	$—	$7.7
Other capital	583.0	(20.9)	562.1
Treasury stock	(64.4)	—	(64.4)
Retained earnings	(65.2)	7.8	(57.4)
Accumulated other comprehensive loss	(227.6)	—	(227.6)
Total stockholders' equity	$233.5	$(13.1)	$220.4
Consolidated Statement of Cash Flows

	Year Ended December 31, 2021
	As Reported	Effect of Revision	As Revised
	(In millions)
Operating Activities
Net income	$143.7	$2.9	$146.6
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	61.4	—	61.4
Amortization of debt discount and deferred financing costs	5.9	—	5.9
Stock-based compensation	20.7	—	20.7
Retirement benefits, net	12.7	—	12.7
Loss on debt	10.5	—	10.5
Other, net	(1.7)	—	(1.7)
Changes in assets and liabilities:
Accounts receivable, net	15.0	—	15.0
Contract assets	(65.6)	—	(65.6)
Other current assets, net	28.8	1.1	29.9
Recoverable environmental remediation costs	1.5	—	1.5
Other noncurrent assets	10.0	—	10.0
Accounts payable	24.3	—	24.3
Contract liabilities	(40.7)	—	(40.7)
Other current liabilities	7.6	—	7.6
Deferred income taxes	(18.0)	(4.0)	(22.0)
Reserves for environmental remediation costs	(4.2)	—	(4.2)
Other noncurrent liabilities and other	(12.3)		(12.3)
Net Cash Provided by Operating Activities	199.6	—	199.6
Investing Activities
Net Cash Used in Investing Activities	(39.2)	—	(39.2)
Financing Activities
Net Cash Used in Financing Activities	(609.5)	—	(609.5)
Net Decrease in Cash, Cash Equivalents and Restricted Cash	(449.1)	—	(449.1)
Cash, Cash Equivalents and Restricted Cash at Beginning of Year	1,152.5	—	1,152.5
Cash, Cash Equivalents and Restricted Cash at End of Year	$703.4	$—	$703.4

	Year Ended December 31, 2020
	As Reported	Effect of Revision	As Revised
	(In millions)
Operating Activities
Net income	$137.7	$(0.2)	$137.5
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	65.3	—	65.3
Amortization of debt discount and deferred financing costs	9.9	—	9.9
Stock-based compensation	31.4	—	31.4
Retirement benefits, net	18.1	—	18.1
Other, net	(0.4)	—	(0.4)
Changes in assets and liabilities:
Accounts receivable, net	36.9	—	36.9
Contract assets	(64.5)	—	(64.5)
Other current assets, net	9.2	2.0	11.2
Recoverable environmental remediation costs	7.1		7.1
Other noncurrent assets	0.6	—	0.6
Accounts payable	(36.8)	—	(36.8)
Contract liabilities	144.9	—	144.9
Other current liabilities	(4.4)	—	(4.4)
Deferred income taxes	37.9	(1.8)	36.1
Reserves for environmental remediation costs	(8.6)	—	(8.6)
Other noncurrent liabilities and other	(20.5)		(20.5)
Net Cash Provided by Operating Activities	363.8	—	363.8
Investing Activities
Net Cash Used in Investing Activities	(61.0)	—	(61.0)
Financing Activities
Net Cash Used in Financing Activities	(85.9)	—	(85.9)
Net Increase in Cash, Cash Equivalents and Restricted Cash	216.9	—	216.9
Cash, Cash Equivalents and Restricted Cash at Beginning of Year	935.6	—	935.6
Cash, Cash Equivalents and Restricted Cash at End of Year	$1,152.5	$—	$1,152.5

 Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Disclosure Controls and Procedures
As of December 31, 2022, we conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act"), means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed to provide reasonable assurance that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of December 31, 2022, that our disclosure controls and procedures were effective at the reasonable assurance level.
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
With the participation of the Chief Executive Officer and the Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2022.
The effectiveness of our internal control over financial reporting as of December 31, 2022, has been audited by PricewaterhouseCoopers LLP, our independent registered public accounting firm. Their report appears in Item 8 of this Form 10-K.
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
Item  9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not Applicable.
PART III
Item  10. Directors, Executive Officers and Corporate Governance
Directors of the Registrant
Information with respect to directors of the Company who will stand for election at the 2023 Annual Meeting of Stockholders is set forth under the heading "PROPOSAL 1 – ELECTION OF DIRECTORS" in our 2023 Proxy Statement for our 2023 Annual Meeting of Stockholders ("2023 Proxy Statement"), which will be filed with the SEC within 120 days after the close of our year. Such information is incorporated herein by reference.

The information in our 2023 Proxy Statement set forth under the caption "Delinquent Section 16(a) Reports" is incorporated herein by reference. Information regarding stockholder communications with our Board of Directors may be found under the caption "Communications with Directors" in our 2023 Proxy Statement and is incorporated herein by reference.
Information about our Executive Officers
The following information is given as of December 31, 2022.

Name	Other Business Experience

Eileen P. Drake Chief Executive Officer and President (since June 2015) Age: 56
Chief Operating Officer, March 2015 – June 2015; Director, Woodward, Inc. February 2017 – Present; President of Pratt & Whitney AeroPower’s auxiliary power unit and small turbojet propulsion business, UTC 2012 – 2015; Vice President ("VP") of Operations, UTC 2009 – 2012; VP of Quality, Environmental Health & Safety, and Achieving Competitive Excellence, UTC 2003 – 2009; Product Line Manager and Plant Manager, Ford Motor Company 1996 – 2003; United States Army 1989 – 1996.

Daniel L. Boehle Vice President, Chief Financial Officer (since August 2020) Age: 50
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

John D. Schumacher Senior Vice President, Washington Operations and Communications (since September 2019) Age: 68
Senior Vice President, Washington Operations August 2018 – September 2019, VP, Washington Operations June 2015 – August 2018; VP, Business Relations April 2013 – June 2015; President, Aerojet Rocketdyne Foundation October 2013 - April 2022; President, Astrium Americas and VP, Space, EADS North America April 2011 – April 2013; VP, Washington Operations, Aerojet May 2006 – April 2011; Director, Whitney, Bradley & Brown Consulting September 2005 – May 2006; Chief of Staff, National Aeronautics and Space Administration ("NASA") May 2003 – September 2005; Associate Administrator for External Relations, NASA 1994 – 2003; Deputy Associate Administrator, NASA 1990 – 1994; Advisor to the Administrator, NASA 1989 – 1990; Associate, Rogers & Wells, NY, 1987 – 1989; Captain, Naval Reserve 1984 – 2006; Active Duty U.S. Navy 1972 – 1984.

Joseph E. Chontos Vice President, General Counsel and Secretary (since September 2022) Age: 58
Acting General Counsel April – September 2022, Deputy General Counsel April 2018 – April 2022; Division Counsel, Northrop Grumman Corporation 2014-2018; Vice President and General Counsel, Electric Boat Corporation 2000-2014; Associate General Counsel, General Dynamics Corporation 1999 -2000; Partner and Associate, Jenner & Block LLP 1995 – 1999; Office of the General Counsel, United States Army 1990-1995.

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
Audit Committee and Audit Committee Financial Expert
Information regarding the Audit Committee and the Audit Committee’s Financial Expert is set forth under the heading "Board Committees" in our 2023 Proxy Statement and is incorporated herein by reference.
Item 11. Executive Compensation
Information concerning executive compensation may be found under the captions "Executive Compensation," "2022 Director Compensation Table," "Compensation Discussion and Analysis," "2022 Summary Compensation Table," "2022 Grants of Plan-Based Awards," "Outstanding Equity Awards at 2022 Year End," "2022 Option/SAR Exercises and Stock Vested,"

"2022 Pension Benefits," "2022 Non-Qualified Deferred Compensation," "Potential Payments upon Termination of Employment or Change in Control," "Employment Agreement and Indemnity Agreements," "Director Compensation," "Organization & Compensation Committee Report" and "Compensation Committee Interlocks and Insider Participation" of our 2023 Proxy Statement. Such information is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information under the headings "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Officers and Directors" in our 2023 Proxy Statement is incorporated herein by reference.
Equity Compensation Plan Information
The table below sets forth certain information as of December 31, 2022, regarding the 2019 Equity and Performance Incentive Plan of the Company, pursuant to which we have made equity compensation available to eligible persons, which was approved by our stockholders.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity compensation plans approved by stockholders
Stock options	—	$—
Restricted shares (1)	—
Performance shares (2)	—
Restricted units	235,256	$47.13
Performance units	818,170	$51.10
Total	1,053,426	$50.22	3,645,633
Equity compensation plans not approved by stockholders (3)	—	N/A	—
Total	1,053,426	$50.22	3,645,633
 _____
(1)    As of December 31, 2022, 45,755 shares had been granted as restricted shares that had not yet vested.
(2) As of December 31, 2022, 120,488 shares had been granted as performance shares that had not yet vested.
(3)    The Company also maintains the Aerojet Rocketdyne Holdings, Inc. and Participating Subsidiaries Deferred Bonus Plan. Prior to 2016, this plan allowed participating employees to defer a portion of their compensation for future distribution. All or a portion of such deferrals made prior to November 30, 2009, could be allocated to an account based on the Company’s common stock and does permit limited distributions in the form of Company common shares. However, distributions in the form of common shares are permitted only at the election of the Organization & Compensation Committee of the Board of Directors and, according to the terms of the plan, individuals serving as officers or directors of the Company are not permitted to receive distributions in the form of Company common shares until at least six months after such individual ceases to be an officer or director of the Company. The table does not include information about this plan because no options, warrants or rights are available under this plan and no specific number of shares is set aside under this plan as available for future issuance. Based upon the price of Company common shares on December 31, 2022, the maximum number of shares that could be distributed to employees not subject to the restrictions on officers and directors (if permitted by the Organization & Compensation Committee) would be 653. This plan was amended effective November 30, 2009, to prevent the application of future deferrals to the Company common stock investment program.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Information regarding certain transactions and employment agreements with management is set under the headings "Employment and Indemnity Agreements," "Related Person Transaction Policy" and "Potential Payments upon Termination of Employment or Change in Control" in our 2023 Proxy Statement and is incorporated herein by reference. Information regarding director independence is set forth under the heading "Determination of Independence of Directors" in our 2023 Proxy Statement and is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services
The information in our 2023 Proxy Statement set forth under the captions "Proposal 3 - Ratification of the Appointment of Independent Auditors," "Audit Fees and All Other Fees," and "Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of the Company’s Independent Auditors" is incorporated herein by reference.

Part IV
Item 15. Exhibits and Financial Statement Schedules
(a)    The following documents are filed as part of this report:
(1)     FINANCIAL STATEMENTS
(b)    EXHIBITS
EXHIBIT INDEX

		Incorporated herein by reference
Table Item No.	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed or Furnished herewith
2.1	Amended and Restated Stock and Asset Purchase Agreement, by and between United Technologies Corporation and GenCorp Inc., dated June 12, 2013	8-K	1-01520	2.1	June 14, 2013
2.2	Plan of Conversion	8-K	1-01520	2.1	April 11, 2014
2.3	Agreement and Plan of Merger, dated as of December 17, 2022, by and among L3Harris Technologies, Inc., Aquila Merger Sub Inc. and Aerojet Rocketdyne Holdings, Inc.	8-K	1-01520	2.1	December 19, 2022
3.1	Certificate of Conversion, as filed with the Secretary of State of the State of Ohio	8-K	1-01520	3.1	April 11, 2014
3.2	Certificate of Conversion	8-K	1-01520	3.2	April 11, 2014
3.3	Certificate of Incorporation, as of April 11, 2014, as amended on April 27, 2015	10-K	1-01520	3.3	February 16, 2016
3.4	Aerojet Rocketdyne Holdings, Inc. Second Amended and Restated Bylaws (as amended June 30, 2022)	10-Q	1-01520	3.1	August 1, 2022
4.1	Description of Capital Stock	10-K	1-01520	4.1	February 19, 2020
4.2	GenCorp Retirement Savings Plan	S-8	333-0152032	4.1	June 30, 2008
4.3	Form of Common Stock Certificate	8-K	1-01520	4.1	April 11, 2014
4.4	2018 Equity and Performance Incentive Plan	DEF 14A	1-01520	A	March 29, 2018
4.5	2019 Equity and Performance Incentive Plan	DEF 14A	1-01520	B	March 29, 2019
10.1	Amended and Restated Environmental Agreement by and between Aerojet and Northrop Grumman, dated October 19, 2001	8-K	1-01520	2.4	November 5, 2001
10.2†	GenCorp 1996 Supplemental Retirement Plan for Management Employees effective March 1, 1996	10-K	1-01520	B	February 13, 1997
10.3†	2009 Benefit Restoration Plan for the GenCorp Inc. Pension Plan	8-K	1-01520	10.1	January 7, 2009
10.4†	2009 Benefit Restoration Plan for the GenCorp Inc. 401(k) Plan	8-K	1-01520	10.2	January 7, 2009
10.5†	Deferred Bonus Plan of GenCorp Inc. and Participating Subsidiaries	10-K	1-01520	10.6	February 12, 2009
10.6†	Amendment to the Benefits Restoration Plan for Salaried Employees of GenCorp Inc. and Certain Subsidiary Companies, effective October 6, 2009	10-Q	1-01520	10.5	October 8, 2009
10.7†	Amendment to the 2009 Benefit Restoration Plan for the GenCorp Inc. 401(k) Plan, effective October 6, 2009	10-Q	1-01520	10.6	October 8, 2009
10.8†	Amendment to the 2009 Benefits Restoration Plan for the GenCorp Inc. Pension Plan, effective October 6, 2009	10-Q	1-01520	10.7	October 8, 2009
10.9†	Amendment to the Deferred Bonus Plan of GenCorp Inc. and Participating Subsidiaries, effective October 6, 2009	10-Q	1-01520	10.8	October 8, 2009
10.10†	Amendment to the GenCorp Inc. Deferred Compensation Plan for Nonemployee Directors, as amended, effective October 6, 2009	10-Q	1-01520	10.9	October 8, 2009

10.11†	Amendment to the GenCorp Inc. 1996 Supplemental Retirement Plan for Management Employees, effective October 6, 2009	10-Q	1-01520	10.10	October 8, 2009
10.12	Settlement Agreement by and between Aerojet and United States of America, dated November 29, 1992	10-K	1-01520	10.52	February 4, 2010
10.13	Modification No. 1 to the November 29, 1992 Settlement Agreement by and between Aerojet and United States of America, dated October 27, 1998	10-K	1-01520	10.53	February 4, 2010
10.14†	Amendment to the GenCorp Inc. Deferred Compensation Plan for Nonemployee Directors, as amended, effective April 11, 2013	10-Q	1-01520	10.1	July 9, 2013
10.15	Form of Indemnification Agreement	8-K	1-01520	10.1	April 11, 2014
10.16†	Amended and Restated 2013 Employee Stock Purchase Plan, dated June 24, 2014	10-Q	1-01520	10.1	October 10, 2014
10.17†	Amended and Restated Deferred Compensation Plan for Nonemployee directors, dated June 24, 2014	10-Q	1-01520	10.2	October 10, 2014
10.18†	Second Amended and Restated Employment Agreement between Aerojet Rocketdyne Holdings, Inc. and Eileen Drake, dated March 4, 2020	8-K	1-01520	10.2	March 6, 2020
10.19†	Amended and Restated Deferred Compensation Plan for Directors, dated February 22, 2017	10-Q	1-01520	10.1	May 8, 2017
10.20†	Aerojet Rocketdyne Holdings, Inc. Amended and Restated Executive Change in Control Severance Policy	8-K	1-01520	10.1	March 6, 2020
10.21†	Form of Restricted Stock Agreement between the Company and Employees for time-based grants under the 2018 Equity and Performance Incentive Plan	S-8	333-224823	99.2	May 10, 2018
10.22†	Form of Restricted Stock Agreement between the Company and Employees for performance-based grants under the 2018 Equity and Performance Incentive Plan	S-8	333-224823	99.3	May 10, 2018
10.23†	Form of Unrestricted Stock Agreement between the Company and Directors for grants under the 2018 Equity and Performance Incentive Plan	S-8	333-224823	99.4	May 10, 2018
10.24†	Form of Restricted Stock Agreement between the Company and Directors for matching share grants under the 2018 Equity and Performance Incentive Plan	S-8	333-224823	99.5	May 10, 2018
10.25†	Form of Restricted Stock Agreement between the Company and Directors for annual share grants under the 2018 Equity and Performance Incentive Plan	S-8	333-224823	99.6	May 10, 2018
10.26†	Form of Stock Appreciation Rights Agreement between the Company and Employees for grants under the 2018 Equity and Performance Incentive Plan	S-8	333-224823	99.7	May 10, 2018
10.27	Second Amendment to Fourth Amended and Restated Credit Agreement with Bank of America, N.A., dated as of September 28, 2022.	8-K	1-01520	10.1	September 29, 2022
10.28†	Form of Restricted Stock Agreement between the Company and Employees for grants under the 2019 Equity and Performance Incentive Plan	S-8	333-231423	99.2	May 13, 2019
10.29†	Form of Restricted Stock Agreement between the Company and Directors for grants under the 2019 Equity and Performance Incentive Plan	S-8	333-231423	99.3	May 13, 2019
10.30†	Form of Unrestricted Stock Agreement between the Company and Directors for grants under the 2019 Equity and Performance Incentive Plan	S-8	333-231423	99.4	May 13, 2019
10.31†	Form of Stock Option Agreement between the Company and Employees for grants under the 2019 Equity and Performance Incentive Plan	S-8	333-231423	99.5	May 13, 2019
10.32†	Form of Stock Appreciation Rights Agreement between the Company and Employees for grants under the 2019 Equity and Performance Incentive Plan	S-8	333-231423	99.6	May 13, 2019
10.33†	Form of Restricted Stock Unit Agreement between the Company and the Executive Chairman for grants of restricted stock units under the Aerojet Rocketdyne Holdings, Inc. 2019 Equity and Performance Incentive Plan.	10-Q	1-01520	10.1	April 28, 2020
10.34†	Form of Restricted Stock Unit Agreement between the Company and Employees for grants of restricted stock units under the Aerojet Rocketdyne Holdings, Inc. 2019 Equity and Performance Incentive Plan.	10-Q	1-01520	10.2	April 28, 2020
10.35 †	Offer letter between Aerojet Rocketdyne Holdings, Inc. and Dan Boehle, dated August 6, 2020.	8-K	1-01520	10.1	August 7, 2020

10.36†	Form of Restricted Stock Agreement between the Company and Employees for grants under the 2019 Equity and Performance Incentive Plan.	10-K	1-01520	10.44	February 18, 2021
10.37†	Form of Restricted Stock Unit Agreement between the Company and Employees for grants under the 2019 Equity and Performance Incentive Plan.	10-Q	1-01520	10.1	April 26, 2021
10.38†	Form of Restricted Stock Unit Agreement between the Company and Employees for time-based grants under the 2019 Equity and Performance Incentive Plan.	10-K	1-01520	10.39	February 18, 2022
10.39†	Form of Restricted Stock Unit Agreement between the Company and Employees for performance-based grants under the 2019 Equity and Performance Incentive Plan.	10-K	1-01520	10.40	February 18, 2022
10.40†	Form of Restricted Stock Agreement between the Company and Employees for time-based grants under the 2019 Equity and Performance Incentive Plan.	10-K	1-01520	10.41	February 18, 2022
10.41†	Form of Restricted Stock Agreement between the Company and Employees for performance-based grants under the 2019 Equity and Performance Incentive Plan.	10-K	1-01520	10.42	February 18, 2022
21.1	Subsidiaries of the Company.					X
23.1	Consent of Independent Registered Public Accounting Firm.					X
24.1	Power of Attorney					X
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.					X
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.					X
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
____
†    Management contract or compensatory plan or arrangement.
Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
February 15, 2023

Aerojet Rocketdyne Holdings, Inc.
By:	/s/ EILEEN P. DRAKE
Eileen P. Drake
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature		Title	Date
/s/ EILEEN P. DRAKE Eileen P. Drake		Chief Executive Officer, President and Director (Principal Executive Officer)	February 15, 2023
/s/ DANIEL L. BOEHLE Daniel L. Boehle		Vice President, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 15, 2023
* Gail Baker		Director	February 15, 2023
* Marion C. Blakey		Director	February 15, 2023
* Charles F. Bolden, Jr.		Director	February 15, 2023
* Kevin P. Chilton		Director	February 15, 2023
* Thomas A. Corcoran		Director	February 15, 2023
* Deborah Lee James		Director	February 15, 2023
* Lance W. Lord		Director	February 15, 2023
* By:	/s/ DANIEL L. BOEHLE Daniel L. Boehle	Attorney-in-Fact pursuant to Power of Attorney	February 15, 2023