Form 10-K/A
period 2022-12-31
AEROJET ROCKETDYNE HOLDINGS, INC.
filed 2023-04-28
CIK 40888

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-K/A
(Amendment No. 1)

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
DOCUMENTS INCORPORATED BY REFERENCE: None.

EXPLANATORY NOTE

On February 15, 2023, Aerojet Rocketdyne Holdings, Inc. (the "Company," "we," "our," or "us") filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2022, (the "Original Form 10-K"). The Original Form 10-K omitted Part III, Items 10 (Directors, Executive Officers and Corporate Governance), 11 (Executive Compensation), 12 (Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters), 13 (Certain Relationships and Related Transactions, and Director Independence) and 14 (Principal Accountant Fees and Services) in reliance on the General Instructions to Form 10-K, which provides that such information may be either incorporated by reference from the registrant’s definitive proxy statement or included in an amendment to Form 10-K, in either case filed with the Securities and Exchange Commission (the "SEC") not later than 120 days after the end of the fiscal year.
We currently do not expect that the Company’s definitive proxy statement for the 2023 annual meeting of stockholders will be filed within 120 days after the end of the last fiscal year. Accordingly, this Amendment No. 1 to Form 10-K (this "Amendment") is being filed solely to:

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

The cover page of the Form 10-K is also amended to delete the reference to incorporation by reference of the Company’s definitive proxy statement.

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
For the Year Ended December 31, 2022

Part III
Item  10. Directors, Executive Officers and Corporate Governance
Directors of the Registrant
The board of directors of the Company (the “Board”) currently consists of eight Directors. Set forth below are the names and ages of each Director on the Board and their principal occupations at present and for the past five years, as well as their particular experience, qualifications, attributes or skills that led the Board to conclude that the person should serve as a Director for the Company. Each director was last elected by Stockholders at a special meeting of stockholders held on June 30, 2022, to hold office until the Company’s 2023 Annual Meeting or until his or her successor has been elected and qualified. There are, to the knowledge of the Company, no agreements or understandings by which these individuals were so selected. No family relationships exist between any Directors or executive officers, as such term is defined in Item 402 of Regulation S-K promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The ages of the directors set forth below are given as of December 31, 2022.
Gail Baker, 60, has served on the Board since 2022. Ms. Baker has served as the President, Aftermarket Services for Collins Aerospace from 2019 until her retirement in 2020. In this role, she led the $11 billion worldwide commercial and military aftermarket business and customer service organizations, and her responsibilities included customer-tailored solutions, long-term aftermarket programs, spares planning and delivery, asset management, technical and strategic planning and management of 14 global maintenance, repair and overhaul facilities. From 2017 to 2019, Ms. Baker served as the President, Intelligence, Surveillance, Reconnaissance and Space at Collins Aerospace. From 2015 to 2017, she served as the President, Air Management Systems, European Entities and Aftermarket for UTC Aerospace Systems, a predecessor of Collins Aerospace. From 2011 to 2015, she also served as the President, Aerospace Customers and Business Development for UTC Aerospace Systems. Ms. Baker currently serves as a director on the board of Leonardo DRS, serving on the Compensation Committee as well as the Board of Advisors of Capewell Aerial Systems. Ms. Baker was selected to serve on our Board due to her considerable aerospace and defense industry experience and operational expertise and public company board experience.
Marion C. Blakey, 74, has served on the Board since 2022. Ms. Blakey has served as President and Chief Executive Officer (“CEO”) of Rolls-Royce North America Inc. until 2018. Prior to joining Rolls-Royce, Blakey was President and CEO of the Aerospace Industries Association for eight years where she provided the leading voice for the aerospace and defense industry representing more than 270 member companies. From 2002 to 2007, Blakey was Administrator of the Federal Aviation Administration where she operated the world’s largest air traffic control system and managed 44,000 employees and a $14 billion budget. Prior to 2002, she held several senior positions, including Chairman of the National Transportation Safety Board and Administrator of the U.S. Department of Transportation’s National Highway Traffic Safety Administration, as well as ran her own consulting firm focusing on transportation and infrastructure issues. Ms. Blakey currently serves as a director on the boards of Sun Country Airlines, New Vista Acquisition Corporation and Eve Holding, Inc., and was previously a director at Alaska Air Group and Cobham PLC. Ms. Blakey was selected to serve on our Board due to her extensive aerospace and defense industry experience and public company board experience.
Major General Charles F. Bolden, Jr., 76, has served on the Board since 2022. Mr. Bolden has served as the Administrator of the National Aeronautics and Space Administration (“NASA”) from July 2009 until January 2017. Bolden’s 34-year career with the Marine Corps included 14 years as a member of NASA’s Astronaut Office. After joining the office in 1980, he traveled into orbit four times aboard the space shuttle between 1986 and 1994, commanding two of the missions and piloting two others. Today, in addition to his numerous professional affiliations, Maj. Gen. Bolden serves as the Founder and CEO Emeritus of The Charles F. Bolden Group, providing leadership in the areas of Space/ Aerospace Exploration, National Security, STEM+AD Education and Health Initiatives. Maj. Gen. Bolden currently serves as a director on the boards of Atlas Air Worldwide Holdings, Ligado Networks LLC and Blue Cross Blue Shield of South Carolina, and was previously a director at Bristow Group, LORD Corp, Marathon Oil, and GenCorp. Mr. Bolden was selected to serve on our Board due to his extensive career as a senior military officer with the United States (“U.S.”) Marine Corps, his experience with NASA, and public company board experience.
General Kevin P. Chilton, 68, has served on our Board since 2018. Gen. Chilton has also served as president of Chilton & Associates LLC, an aerospace, cyber and nuclear consulting company, since 2011. Gen. Chilton retired from the U.S. Air Force in 2011 after over 34 years of service, completing his career as the Commander, U.S. Strategic Command, where he was responsible for the plans and operations for all U.S. forces conducting strategic nuclear deterrence, space and cyberspace operations. Prior to his service as Commander, U.S. Strategic Command, Gen. Chilton served as Commander of Air Force Space Command, where he was responsible for all Air Force space and nuclear ICBM programs. Before that, Gen. Chilton held a number of positions in the Department of Defense including: Commander of the 9th Reconnaissance Wing; Commander of the 8th Air Force; Deputy Director of Politico-Military Affairs, Asia-Pacific and Middle East; Deputy Director of Programs; and acting Assistant Vice Chief of Staff of the Air Force. From 1987 to 1998, Gen. Chilton served as a NASA Astronaut, participating in three space shuttle flights and as Deputy Program Manager for Operations for the International Space Station Program.
Gen. Chilton presently serves on the board of directors of Lumen Technologies (previously known as CenturyLink, Inc.), Cobham Advanced Electronic Systems, and is an Independent Manager of the Board of Governors of Lawrence Livermore National Labs and a Manager of the Board of Managers of Sandia National Labs. He has previously served on the boards of directors of Anadarko Petroleum Corporation until 2017, Level 3 Communications, Inc. until 2017, and Orbital ATK, Inc. until 2017. Gen. Chilton is a distinguished graduate of the U.S. Air Force Academy, with a Bachelor of Science degree in Engineering

Science; a Columbia University Guggenheim Fellow with a Master of Science degree in Mechanical Engineering; and a distinguished graduate of the U.S. Air Force pilot training and test pilot schools. Gen. Chilton was also awarded an honorary Doctor of Laws degree from Creighton University. Gen. Chilton was selected to serve on our Board due to his extensive career as a senior military officer with the U.S. Air Force, his experience as a NASA Astronaut, and his significant public company board experience.
Thomas A. Corcoran, 78, has served on our Board since 2008. Mr. Corcoran has been President of Corcoran Enterprises, LLC, a management consulting company, since 2001. He also served as Senior Advisor of The Carlyle Group, a private investment firm, from 2001 to 2017, and has held a number of senior executive positions, including President and CEO of Gemini Air Cargo, Inc. (a Carlyle Group company) from 2001 to 2004; President and CEO of Allegheny Teledyne Incorporated from 1999 through 2000; and President and Chief Operating Officer (“COO”) of Lockheed Martin Corporation’s Electronic Systems and Space & Strategic Missiles sectors from 1993 to 1999. Mr. Corcoran was also elected a corporate officer and rose to the number two position in G.E. Aerospace as Vice President (“VP”) and General Manager of G.E. Aerospace Operations in 1990, after beginning his career with General Electric Company in 1967. Mr. Corcoran has been a director of numerous private and public companies, and currently serves on the board of directors of L3Harris Technologies, Inc. (“L3 Harris”). Mr. Corcoran was selected to serve on our Board due to his considerable industry knowledge gained from extensive experience as a senior executive in the aerospace industry, extensive management experience, including as CEO, in aerospace and defense industry, and his significant public company board experience, including service as a director of a Fortune 500 company.
Eileen P. Drake, 56, has served on our Board since 2015. Ms. Drake has also served as CEO and President of the Company since June 2015. Immediately prior to these roles, she served as the Company’s COO from March 2015 to June 2015. Before joining the Company, Ms. Drake held several senior positions with United Technologies Corporation (“UTC”), a multinational manufacturing conglomerate, from 2003 to 2015, including President of Pratt & Whitney AeroPower’s auxiliary power unit and small turbojet propulsion business from 2012 to 2015. From 1996 to 2003, Ms. Drake managed production operations at both the Ford Motor Company and Visteon Corporation where she was Ford’s product line manager for steering systems and plant manager of Visteon’s fuel system operation. Ms. Drake also served on active duty for seven years as a U.S. Army aviator and airfield commander of Davison Army Airfield in Fort Belvoir, Virginia. Ms. Drake additionally serves on the board of directors of Woodward, Inc. and the non-profit organization National Girl Scouts. She is a distinguished military graduate of the U.S. Army Aviation Officer School and received a Master of Business Administration from Butler University and a Bachelor of Arts from The College of New Rochelle. She also holds commercial and private pilot licenses in both fixed-wing and rotary-wing aircraft. Ms. Drake was selected to serve on our Board due to her considerable aerospace and defense industry knowledge and operational expertise and public company board experience.
Deborah Lee James, 64, has served on the Board since 2022. Ms. James has served as the 23rd Secretary of the United States Air Force, a position she held from December 2013 to January 2017. Prior to her role as Secretary of the Air Force, Ms. James held various executive positions during a 12-year tenure at Science Applications International Corporation (“SAIC”), most recently serving as Sector President, Technical and Engineering of the Government Solutions Group. SAIC is a provider of services and solutions in the areas of defense, health, energy, infrastructure, intelligence, surveillance, reconnaissance and cybersecurity to agencies of the U.S. Department of Defense (“DoD”), the intelligence community, the U.S. Department of Homeland Security, foreign governments and other customers. Earlier in her career, Ms. James served as Professional Staff Member for the House Armed Services Committee and as the DoD Assistant Secretary of Defense for Reserve Affairs. Ms. James serves as a director on the boards of Textron Inc. and Unisys Corporation. Ms. James was selected to serve on our Board due to her public company board experience and her extensive military career in the U.S. Air Force.
General Lance W. Lord, 76, has served on our Board since 2015. Since retiring from the U.S. Air Force in 2006 after 37 years of military service, Gen. Lord has been a Senior Associate of The Four Star Group, LLC, a private aerospace and defense advisory and consulting group, since 2008, and a Senior Associate of HF GlobalNET, LLC, a private communication network company, since 2014. In 2010, Gen. Lord founded L2 Aerospace, LLC (now known as L2 Solutions, LLC), an innovative company to shape and influence the business competition in the dynamic and emerging commercial, civil and defense aerospace markets. While in the military, Gen. Lord held a number of significant posts, including Commander, Air Force Space Command, from 2002 to 2006, during which time he was responsible for the development, acquisition and operation of Air Force space and missile weapon systems. In that position, he led more than 39,700 personnel who provided space and intercontinental ballistic missile combat capabilities to the North American Aerospace Defense Command and U.S. Strategic Command. Gen. Lord also received several prestigious military decorations in his career, including the Distinguished Service Medal and Legion of Merit. He is also the 2014 recipient of the American Astronautical Society’s Military Astronautics Award. In addition to his service on our Board, Gen. Lord also serves on the board of directors of Frequency Electronics Corporation. Gen. Lord was selected to serve on our Board due to his extensive career as a senior military officer with the U.S. Air Force and significant public company board experience.

The following table provides the membership of each standing committee of the Board in 2022:

Name	Audit	Corporate Governance & Nominating	Organization & Compensation
Gail Baker	M	C
Marion C. Blakey			M
Charles F. Bolden		M
Kevin P. Chilton	M		C
Thomas A. Corcoran
Deborah Lee James		M
Lance W. Lord	C		M

Information about our Executive Officers
The following information is given as of December 31, 2022.

Name	Other Business Experience
Eileen P. Drake Chief Executive Officer and President (since June 2015) Age: 56	Biographical information regarding Ms. Drake is set forth in the section entitled “Directors of the Registrant” above.

Daniel L. Boehle Vice President, Chief Financial Officer (since August 2020) Age: 50	Vice President and Controller 2017 – 2021. Employed by Northrop Grumman Corporation from 2001 – 2017 with positions including: Director of Aerospace Systems Sector Financial Planning, Reporting and Analysis 2013 –2017, Director, Corporate Internal Audit 2012 – 2013, Director, Corporate Assistant Controller 2008 – 2012, and Manager, Financial Reporting 2001–2008. Financial Assurance services at KPMG LLP focusing on audits of various publicly held companies 1994 – 2001.

John D. Schumacher Senior Vice President, Washington Operations and Communications (since September 2019) Age: 68	Senior Vice President, Washington Operations August 2018 – September 2019, VP, Washington Operations June 2015 – August 2018; VP, Business Relations April 2013 – June 2015; President, Aerojet Rocketdyne Foundation October 2013 - April 2022; President, Astrium Americas and VP, Space, EADS North America April 2011 – April 2013; VP, Washington Operations, Aerojet May 2006 – April 2011; Director, Whitney, Bradley & Brown Consulting September 2005 – May 2006; Chief of Staff, National Aeronautics and Space Administration ("NASA") May 2003 – September 2005; Associate Administrator for External Relations, NASA 1994 – 2003; Deputy Associate Administrator, NASA 1990 – 1994; Advisor to the Administrator, NASA 1989 – 1990; Associate, Rogers & Wells, NY, 1987 – 1989; Captain, Naval Reserve 1984 – 2006; Active Duty U.S. Navy 1972 – 1984.

Joseph E. Chontos Vice President, General Counsel and Secretary (since September 2022) Age: 58	Acting General Counsel April – September 2022, Deputy General Counsel April 2018 – April 2022; Division Counsel, Northrop Grumman Corporation 2014-2018; Vice President and General Counsel, Electric Boat Corporation 2000-2014; Associate General Counsel, General Dynamics Corporation 1999 -2000; Partner and Associate, Jenner & Block LLP 1995 – 1999; Office of the General Counsel, U.S. Army 1990-1995.
The Company’s executive officers generally hold terms of office of one year and/or until their successors are elected and serve at the discretion of the Board.
Delinquent Section 16(a) Reports
Section 16(a) of the Exchange Act requires the Company’s Directors and certain officers and persons who own more than 10% of the outstanding Common Stock to file reports of ownership and changes in ownership on Forms 3, 4 and 5 with the SEC and the New York Stock Exchange ("NYSE"). Based solely on our review of the copies of such forms filed with the SEC, the Company believes that all of its Directors, executive officers and greater than 10% beneficial owners complied with all filing requirements applicable to them with respect to transactions during 2022, except Ms. Baker, for whom a Form 3 was not filed on a timely basis as a result of an administrative delay.
Audit Committee and Audit Committee Financial Expert
The Audit Committee is a separately designated standing committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. The members of the Audit Committee are Gail Baker, Kevin Chilton, and Lance W. Lord. The Board has determined that each member of the Audit Committee meets all applicable independence and financial literacy requirements under the NYSE listing standards. The Board has also determined that Mr. Lord is an “audit committee financial expert” under the applicable rules promulgated pursuant to the Exchange Act. The Audit committee had five meetings in 2022.
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

Item 11. Executive Compensation
Director Compensation
The compensation of the Company’s non-employee Directors is determined by the Board upon the recommendations made by the Organization & Compensation Committee of the Board. The Director compensation program for non-employee Directors was established by the Company after evaluation of the recommendations by Korn Ferry (formerly "Korn Ferry Hay Group"), the company that was retained by the Organization & Compensation Committee as outside consultants to assess the overall compensation structure for its non-employee Directors. Specifically, the Organization & Compensation Committee requested that Korn Ferry measure the Company’s Director compensation (in total and by pay component) against similarly sized U.S. companies in the aerospace and defense industry based on information disclosed in recent SEC filings, and in the broader general industry, using both proprietary compensation surveys and its knowledge of industry practices. In 2022, Director pay was benchmarked at the median level, using the same 2022 peer group used for executive compensation decision-making below, and Korn Ferry recommended and the Organization & Compensation Committee approved certain changes to the Director compensation program for non-employee Directors to maintain competitiveness and aid in director recruitment. On August 1, 2022, upon recommendation by the Organization & Compensation Committee, the Board approved a 17% increase to the annual retainer and a 35% increase to the annual awards of restricted stock. The Director compensation program is more fully described below.
Director Compensation Components
Annual Retainer Fees and Stock Awards
Annual fees and awards under our Director compensation program for non-employee Directors are summarized below:

Component	Annual Amount ($)
Annual retainer	$85,000
Chair of the Board	100,000
Members of each of the Corporate Governance & Nominating Committee, and the Organization & Compensation Committee	7,500
Chairs of the Corporate Governance & Nominating Committee, and the Organization & Compensation Committee*	17,500
Members of the Audit Committee	10,000
Chair of the Audit Committee*	25,000
Members of a long-term special committee	5,000
Members of a limited purpose special committee	3,250
Annual award of restricted stock	140,000
* Committee chairs also receive the committee membership retainer.
Non-employee Directors are given a choice to receive the annual retainer and board fees, in cash or to receive all or a portion, but no less than 50%, of such fees in the form of fully vested common stock, $0.10 par value per share of the Company ("Common Stock") calculated based on the closing price of the Common Stock as reported in the NYSE Composite Transactions (or if such information in such source is unavailable, a source providing similar information selected by the Company) as of the applicable Director pay date, pursuant to the Company’s 2019 Equity and Performance Incentive Plan (the "2019 Incentive Plan"). If a non-employee Director elects for any year to receive all or a portion of such fees in the form of fully vested Common Stock, an additional grant of restricted shares of Common Stock will be given equal in value to 50% of the amount of fees paid in fully vested Common Stock vesting on the earlier of the Director’s retirement from service from the Board or one year from the date of grant. Non-employee Directors also have a choice to defer all or a portion of fully vested and restricted shares of Common Stock. Distribution of deferred stock can be made in a single payment or at least two but no more than 10 annual installments, with a choice to begin distribution 30 days following retirement from the Board, on a date specified by the participant, or upon attainment of an age specified by the participating Director.
In August 2022, each non-employee Director received $140,000 worth of equity compensation pursuant to the 2019 Incentive Plan. This grant consisted of 3,294 restricted shares of Common Stock for each non-employee Director. These awards vest in 50% increments on the six-month and twelve-month anniversaries of the grant date. All restricted shares of Common Stock may be voted, but ownership may not transfer until such shares are vested. Unless otherwise approved by the Board, unvested shares will be forfeited in the event of a voluntary resignation or refusal to stand for re-election.

Other
The Aerojet Rocketdyne Foundation (the "Foundation") matches employee and Director gifts to accredited, non-profit colleges, universities, secondary and elementary public or private schools located in the U.S. Gifts made are matched dollar for dollar up to $1,000 per calendar year.
Non-employee Directors may also elect to participate in the same health benefits programs at the same cost as offered to all of the Company’s employees. The Company also reimburses Directors for reasonable travel and other expenses incurred in attending Board and Committee meetings.
Equity Ownership Guidelines for Non-Employee Directors
Pursuant to the equity ownership guidelines of the Board, non-employee Directors are required to own equity in the Company in an amount equal to or greater than five times their annual retainer. In calculating the amount of equity owned by a Director, the Board looks at the value of Common Stock owned by such Director (restricted stock and stock owned outright), the value of any phantom stock owned by such Director as part of the Deferred Compensation Plan for Non-Employee Directors, if any, and the value of any vested "in the money" options or Stock Appreciation Rights ("SARs") (i.e. market value of Company stock in excess of the strike price for the stock option or SAR). Directors have five years from the date of their election to the Board to meet the thresholds set forth in these equity ownership guidelines. The Board routinely reviews these guidelines and considers adjustments when appropriate, including adjustments for material fluctuations in the Company’s stock price.
As of December 31, 2022, all of the non-employee Directors held equity in the Company with a market value greater than required by the guidelines in place at the time or are in the transition period set forth in the guidelines and are expected to meet the guidelines by the end of the transition period. The following table shows the status of equity ownership for each non-employee Director as of December 31, 2022.

Name	Value of Equity Ownership*	Date of Election	Years as a Director
Gail Baker	$184,233	06/30/2022	0.5
Marion C. Blakey	302,749	06/30/2022	0.5
Charles F. Bolden	243,407	06/30/2022	0.5
Kevin P. Chilton	1,500,043	10/30/2018	4.2
Thomas A. Corcoran	6,486,761	09/24/2008	14.3
Deborah Lee James	304,371	06/30/2022	0.5
Lance W. Lord	2,715,961	02/02/2015	7.9
* Value is based on the stock price on December 31, 2022, of $55.93.
2022 Director Compensation Table
The following table sets forth information regarding compensation earned or paid to each non-employee Director who served on the Board in 2022. Ms. Drake, our Chief Executive Officer and Mr. Lichtenstein, our former Executive Chairman, are/were Employee Directors and therefore not compensated for services as a Director.

Name	Fees Earned or Paid ($)(1)	Stock Awards ($)(2)(3)	Total ($)
Gail Baker	$91,666	$139,962	231,628
Marion C. Blakey	64,114	171,997	236,111
Charles F. Bolden	64,118	155,934	220,052
Kevin P. Chilton	109,793	194,839	304,632
Thomas A. Corcoran	174,803	227,344	402,147
James R. Henderson	18,188	—	18,188
Deborah Lee James	64,114	171,997	236,111
Lance W. Lord	117,314	198,578	315,892
Audrey A. McNiff	18,188	—	18,188
Martin Turchin(4)	18,188	—	18,188

(1)The amounts reported in this column for each non-employee Director reflect the dollar amount of the Board and Committee fees paid in 2022. Non-employee Directors have a choice to receive all or a portion of their Director fees in fully vested Common Stock of the Company, with the number of shares being determined by dividing the dollar value of the fees by the closing price of the Common Stock as of the applicable pay date. If a Director elects to receive fees in Common Stock, an additional grant of restricted shares of Common Stock is given in an amount equal in value to 50% of the amount of fees that the director elects to receive paid in the form of fully vested Common Stock. This additional grant is reported in the "Stock Awards" column. Non-employee Directors also have a choice to defer all or a portion of fully vested and restricted shares of Common Stock. Distribution of deferred stock can be made in a single payment or at least two but no more than 10 annual installments, with a choice to begin distribution 30 days following retirement from the Board, on a date specified by the participant, or upon attainment of an age specified by the participating Director. The following table shows Director fees that were paid in fully vested Common Stock in 2022.

Name	Grant Date	Fully Vested Stock Awards (#)	Grant Date Fair Value ($)
Marion C. Blakey	08/15/2022	843	$35,819
	11/15/2022	570	28,295
	Total	1,413	64,114
Charles F. Bolden	08/15/2022	421	17,888
	11/15/2022	285	14,147
	Total	706	32,035
Kevin P. Chilton	02/15/2022	485	18,188
	08/15/2022	1,490	63,310
	11/15/2022	570	28,295
	Total	2,545	109,793
Thomas A. Corcoran	02/15/2022	485	18,188
	08/15/2022	3,020	128,320
	11/15/2022	570	28,295
	Total	4,075	174,803
James R. Henderson	02/15/2022	485	18,188
	Total	485	18,188
Deborah Lee James	08/15/2022	843	35,819
	11/15/2022	570	28,295
	Total	1,413	64,114
Lance W. Lord	02/15/2022	485	18,188
	08/15/2022	1,667	70,831
	11/15/2022	570	28,295
	Total	2,722	117,314
Audrey A. McNiff	02/15/2022	485	18,188
	Total	485	18,188
Martin Turchin	02/15/2022	485	18,188
	Total	485	18,188

(2)The amounts reported in this column for each non-employee Director reflect the grant date fair value of stock awards in 2022. A discussion of the assumptions used in calculating these values may be found in Note 9(e) in the audited financial statements in the Company’s 2022 Annual Report. The following table shows each grant of restricted shares of Common Stock granted during 2022 to each non-employee Director who served as a Director in 2022, and the aggregate grant date fair value for each award.

Name	Grant Date	Stock Awards (#)		Grant Date Fair Value ($)
Gail Baker	08/15/2022	3,294	(A)	$139,962
	Total	3,294		139,962
Marion C. Blakey	08/15/2022	3,294	(A)	139,962
	08/15/2022	421	(B)	17,888
	11/15/2022	285	(B)	14,147
	Total	4,000		171,997
Charles F. Bolden	08/15/2022	3,294	(A)	139,962
	08/15/2022	210	(B)	8,923
	11/15/2022	142	(B)	7,049
	Total	3,646		155,934
Kevin P. Chilton	02/15/2022	242	(B)	9,075
	08/15/2022	3,294	(A)	139,962
	08/15/2022	745	(B)	31,655
	11/15/2022	285	(B)	14,147
	Total	4,566		194,839
Thomas A. Corcoran	02/15/2022	242	(B)	9,075
	08/15/2022	3,294	(A)	139,962
	08/15/2022	1,510	(B)	64,160
	11/15/2022	285	(B)	14,147
	Total	5,331		227,344
Deborah Lee James	08/15/2022	3,294	(A)	139,962
	08/15/2022	421	(B)	17,888
	11/15/2022	285	(B)	14,147
	Total	4,000		171,997
Lance W. Lord	02/15/2022	242	(B)	9,075
	08/15/2022	3,294	(A)	139,962
	08/15/2022	833	(B)	35,394
	11/15/2022	285	(B)	14,147
	Total	4,654		198,578
(A)These equity awards vest in 50% increments on the six-month and twelve-month anniversaries of the grant date.
(B)These shares are matching awards, granted in connection with the Director’s decision to receive his or her Director fees in the form of Common Stock, and vest on the earlier of the Director’s retirement from the Board or the one year anniversary of the grant date.

(3)The following table shows the amount of unvested stock awards as of December 31, 2022, for each non-employee Director who served as a Director in 2022. There were no outstanding SARs and stock options as of December 31, 2022.

Name	Unvested Stock Awards
Gail Baker	3,294
Marion C. Blakey	4,000
Charles F. Bolden	3,646
Kevin P. Chilton	4,566
Thomas A. Corcoran	5,331
Deborah Lee James	4,000
Lance W. Lord	4,654
ORGANIZATION & COMPENSATION COMMITTEE REPORT
The Organization & Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussion, the Organization & Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in the 2022 Annual Report. The Board has approved that recommendation.
The Organization & Compensation Committee met seven times during 2022.
Submitted by the Organization & Compensation Committee,
Kevin P. Chilton, Chair
Marion C. Blakey
Lance W. Lord
April 27, 2023

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION
The Organization & Compensation Committee is composed entirely of non-employee independent Directors. Kevin P. Chilton, Marion C. Blakey, Thomas A. Corcoran and Lance W. Lord served as members of the Organization & Compensation Committee during the year ended December 31, 2022. All non-employee independent Directors on the Organization & Compensation Committee participate in decisions regarding the compensation of the CEO and President. No member of the Organization & Compensation Committee is or has ever been an officer or employee of the Company and, during the year ended December 31, 2022, none of such person had any relationships requiring disclosure by the Company under Item 404 of Regulation S-K promulgated by the SEC. Further, none of the Company’s executive officers serve as a member of the board of directors or compensation committee of any entity that has one or more of its executive officers serving as a member of the Organization & Compensation Committee. In addition, none of the Company’s executive officers serve as a member of the Organization & Compensation Committee of any entity that has one or more of its executive officers serving as a member of the Company’s Board.

EXECUTIVE COMPENSATION
COMPENSATION DISCUSSION AND ANALYSIS

2022 Named Executive Officers
Eileen P. Drake	Chief Executive Officer and President
Daniel L. Boehle	Chief Financial Officer
John D. Schumacher	Senior Vice President, Washington Operations and Communications
Joseph E. Chontos(1)	Vice President, General Counsel and Secretary
Amy L. Gowder(2)	Former Chief Operating Officer
Arjun L. Kampani(3)	Former Senior Vice President, General Counsel and Secretary
(1)Mr. Chontos was named as Vice President, General Counsel and Secretary, effective September 8, 2022.
(2)Ms. Gowder resigned as Chief Operating Officer effective April 29, 2022.
(3)Mr. Kampani resigned as Senior Vice President, General Counsel and Secretary effective April 8, 2022.
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
In this section we explain how our compensation program is designed and operates with respect to our Named Executive Officers (as defined below), including how the Company’s financial performance influences their pay. The following executive officers are referred to herein as our “NEOs”:
•Ms. Drake is included as the Company’s current Principal Executive Officer ("PEO").
•Mr. Boehle is included as the Company’s current Principal Financial Officer ("PFO").
•Messrs. Schumacher and Chontos are included as the most highly compensated executive officers other than the PEO and PFO.
•Ms. Gowder and Mr. Kampani are included because if either had been serving as of the last day of the fiscal year, such former executive would have qualified as one of the top three most highly compensated executive officers.
The Organization & Compensation Committee of our Board has established a pay for performance philosophy and rigorous goal setting process for our executive compensation program. Our 2022 strategic goals remained consistent with prior years and were focused on financial performance. The Organization & Compensation Committee utilized the following measures for our NEOs’ 2022 annual incentive plan:
•Adjusted earnings before interest, taxes, depreciation, amortization and postretirement benefit expense* ("EBITDAP");
•Cash flow from operations;
•Aerojet Rocketdyne bookings; and
•Certain other goals that include individual performance and accomplishments of each NEO.
The Organization & Compensation Committee granted the NEOs in December 2021 equity under the 2022 Long-Term Incentive Program (the "2022 LTIP") in the form of performance-based restricted stock awards ("RSAs") or restricted stock units ("RSUs") (75%) and service-based RSAs or RSUs (25%). The performance-based RSAs or RSUs will vest subject to achievement of performance targets for the three-year period ending December 31, 2024, with regard to adjusted EBITDAP and return on invested capital ("ROIC") each weighted at 50%.
On February 15, 2023, we reported our financial results for 2022, which included the following highlights (Non-GAAP financial measures are identified with asterisks. See Appendix A for more information on these Non-GAAP financial measures.):

(In Millions, except percentage and per share amounts)	2022	2021
Net sales	$2,237.6	$2,188.0
Net income	74.0	146.6
Net income as a percentage of net sales	3.3%	6.7%
Adjusted Net Income (Non-GAAP measure*)	115.0	164.5
Adjusted Net Income (Non-GAAP measure*) as a percentage of net sales	5.1%	7.5%
Earnings Per Share ("EPS") - Diluted	0.90	1.78
Adjusted EPS (Non-GAAP measure*)	1.39	2.00
Adjusted EBITDAP (Non-GAAP measure*)	238.8	298.5
Adjusted EBITDAP (Non-GAAP measure*) as a percentage of net sales	10.7%	13.6%
Net Cash (used in) provided by operating activities	(48.7)	199.6
Free cash flow (Non-GAAP measure*)	(89.4)	162.3

The remainder of the section provides a full discussion of our executive compensation program.
Our Compensation Best Practices
•Directly link pay and performance
•Stock ownership guidelines for all executive officers
•Hold annual shareholder "say on pay" vote
•Clawback policy that applies to the annual incentive plan and the Company’s 2019 Incentive Plan and the 2018 Equity and Performance Incentive Plan (the "2018 Incentive Plan")
•No short-sales or speculative transactions of the Company’s securities
Compensation Elements for the Named Executive Officers
The compensation program for executive officers consists of the following principal elements:
•Base salaries;
•Short-term annual cash incentive awards;
•Long-term incentive awards, including RSAs/RSUs and performance-based RSAs/RSUs; and
•Other in-service benefits such as a 401(k) savings plan.
The Organization & Compensation Committee believes that these elements of compensation are components of a comprehensive rewards structure that reflects the long-term orientation of the Company’s businesses and rewards Company and individual performance. A description of the compensation program by element follows.
Base Salaries
Base salaries are used to provide a fixed amount of compensation for each executive’s role. Base salary increases for the CEO and President and the other NEOs must be approved by the Organization & Compensation Committee. Base salary increases for other officers of the Company must be approved by the CEO and President. Typically, the effective date of merit increases in base salaries is in January of each year. Base salary increases can also occur upon an executive’s promotion. In determining the amount of any increases in salaries, the Organization & Compensation Committee and/or CEO and President (i) evaluates the executive’s performance in the most recent year as well as the strategic importance of the executive to the Company; (ii) compares current base, target total cash and target total direct compensation with compensation for relevant executive positions set forth in peer group and survey benchmarking prepared by Korn Ferry as well as industry-specific compensation surveys; and (iii) takes into account the timing and amount of the last salary increase for each of the executives.
In 2022, the Organization & Compensation Committee approved base salary increases for the Company’s NEOs based on several factors, including each individual’s performance, sustained levels of contribution to the Company, the wage increase during the previous year, a review of the executive and a review of the senior management total compensation study conducted by Korn Ferry in 2021 on the Company’s behalf. The table below shows the base salaries of the current section 16 officers for 2022 compared with 2021.

Name	2022 Base Salary	2021 Base Salary	% Increase
Eileen P. Drake(1)	$1,050,000	$975,000	7.7%
Daniel L. Boehle	503,928	489,250	3.0%
John D. Schumacher	444,976	432,015	3.0%
Joseph E. Chontos(2)	415,000	335,821	23.6%

(1)Ms. Drake received an increase on January 8, 2022, to $1,004,250 representing a 3% increase from the prior year, and on October 28, 2022, she received an additional increase to $1,050,000.
(2)Mr. Chontos received a salary increase in January 2022 to a base salary of $340,500 representing a 1.4% increase from the prior year. In September 2022, he received and additional increase to $415,000 upon his promotion to Vice President, General Counsel and Secretary.
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

2022 performance targets consisted of adjusted EBITDAP*, cash flow from operations, Aerojet Rocketdyne bookings and individual goals and had a 12-month performance period. With input from our CEO and President and other senior members of the executive team, the Organization & Compensation Committee:
•sets the overall Company and individual performance objectives and corresponding performance and payout ranges for the year;
•establishes a threshold, target and maximum incentive opportunity for each executive officer; and
•measures performance and certifies award payouts for the prior year.
The Organization & Compensation Committee tailors both performance metrics and goal ranges in order to most accurately assess performance for both our business segments and the overall Company. The payout levels are subject to change every year. For 2022, our current NEOs were eligible for a target payout level (as a percentage of base salary for Mr. Chontos and 105% of last year’s target for the other NEOs except Ms. Drake who had a combination of the two) based on their position in the Company. Each current NEO has the opportunity to earn up to two times target. Ms. Gowder and Mr. Kampani were not eligible for a payout because they were not employed for the whole year.
The corporate criteria for the annual cash incentives used for 2022 performance applicable to all of the current NEOs were the following:

Executive Targets	Threshold Opportunity	Target Opportunity	Maximum Opportunity	Actual Performance	Actual Achievement
(Dollars in Millions)
Adjusted EBITDAP*	15.0%	30.0%	60.0%	$289.6	17.2%
Threshold — $285.1
Target — $316.8
Maximum — $380.1
Cash Flow from Operations	15.0%	30.0%	60.0%	(6.4)	—%
Threshold — $106.9
Target — $118.7
Maximum — $142.5
Aerojet Rocketdyne Bookings	15.0%	30.0%	60.0%	2,212.0	60.0%
Threshold — $1,471.8
Target — $1,635.3
Maximum — $1,962.4
Personal Factors	5.0%	10.0%	20.0%		20.0%
Threshold — 0 x multiplier
Target and Maximum — 1 x multiplier
Totals	50.0%	100.0%	200.0%		97.2%
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

Each current NEO’s annual cash incentive award payouts corresponding to 2022 performance are detailed below. On February 28, 2023, the Organization & Compensation Committee approved these 2022 annual cash incentive awards which are also reported in the "Non-Equity Incentive Plan Compensation" column of the 2022 Summary Compensation Table, following this Compensation Discussion and Analysis:

Name	Target Payout Level(1)	Base Salary	Award at 100% Target Performance(1)	Award at 200% Maximum Performance	Actual Performance Achievement Percentage(2)	Actual Payout at Achievement Percentage(3)
Eileen P. Drake(4)	110%	$1,050,000	$1,141,551	$2,283,102	97.2%	$1,109,588
Daniel L. Boehle		503,928	385,285	770,570	97.2%	374,497
John D. Schumacher		444,976	294,851	589,702	97.2%	286,595
Joseph E. Chontos(5)	25% & 65%	415,000	144,851	289,702	97.2%	140,795

(1)The Target Performance for 2022 Short-term Incentive Plan (“STIP”) is based on 105% of the 2021 STIP target and the actual payout is based on the Actual Performance Achievement Percentage of 2022 target for all NEOs except Ms. Drake and Mr. Chontos. See footnotes for further explanation.
(2)The Actual Performance Achievement Percentage is rounded to the nearest 10th of a percent.
(3)In order to mitigate the tax impact of Section 280G of the Internal Revenue Code of 1986 (as amended, the "Code"), due to the pending merger with L3Harris, the Organization & Compensation Committee, after reviewing actual Company performance through November 2022, certified and approved payment of annual cash incentive awards under the 2022 STIP below the forecasted financial results for each of the NEOs, paid in December 2022; and the remaining amount earned was certified by the Organization & Compensation Committee in February 2023 and paid in March 2023.
(4)Ms. Drake’s target is prorated through October 27, 2022, as 105% of 2021 STIP target, and October 28, 2022, through December 31,2022, at her base salary of $1,050,000 at a payout target level of 110%.
(5)Mr. Chontos’ target was prorated through September 2, 2022, at his previous salary of $340,500 at a payout target level of 25%, and September 3, 2022, through December 31, 2022, at his ending salary of $415,000 at a payout target level of 65%.
The target percentage for the 2022 STIP was approved by the Organization & Compensation Committee at 105% of 2021 target in accordance with the interim operating covenants included in the merger agreement with Lockheed Martin for all but Mr. Chontos whose target is based on a percentage of his salary.
Long-Term Incentive Awards
The Company, upon the recommendation and approval of the Organization & Compensation Committee, established the Long-Term Incentive ("LTI") vehicle mix, performance objectives and other terms of the 2022 LTIP for executive officers and other eligible employees of the Company.
The Company places significant weight towards LTI compensation within the NEOs’ total rewards packages. Initiatives that affect the sustainable prosperity of the Company often take multiple years to come to fruition and it is therefore important to emphasize the long-term incentive plan whose time horizons reward and incentivize those initiatives that enrich the Company’s enduring value. In determining the grants of the 2022 LTIP, a 75% weighting was given toward awards which require financial performance to be valuable and a 25% weighting was given toward awards which require continued service to be valuable. LTI vehicle mix is determined by balancing shareholder alignment, line-of-sight performance, and retentive value.
•Performance-based RSAs and RSUs (weighted 75%) are based on financial metrics directly impacted by executives and provide a clearer line-of-sight to executives than pure stock price which is affected by macroeconomic conditions and timing luck beyond the executives’ control.
•Service-based RSAs and RSUs (weighted 25%) provide the strongest retentive value even though they are affected by stock price, as long as the recipient remains with the Company, they are guaranteed some value.
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
•Service-based RSUs – units that represent the right to receive shares of Common Stock upon vesting. Service-based RSUs vest in equal annual installments over a three-year period after the grant date. During the restricted period, the executives may not sell, transfer, pledge, assign or otherwise convey their RSUs. Furthermore, executives do not have voting rights with respect to service-based RSUs until shares of Common Stock settled for the RSUs have been issued by the Company. RSUs will accrue dividend equivalents (if any are made) with respect to dividends, subject to the same vesting requirements as the respective RSU award, that would otherwise be paid on the shares of Common Stock underlying such RSUs during the period from the grant date to the date such shares of Common Stock are delivered. Executives who voluntarily resign or are terminated for cause prior to the end of the restriction period forfeit their RSUs unless otherwise determined by the Organization & Compensation Committee.
In December 2021, grants of performance-based and service-based RSAs were awarded to Mr. Boehle under the 2022 LTIP. Mr. Boehle was permitted to make Code section 83(b) elections with respect to these awards, with the tax withholding due in connection therewith funded through the withholding of shares subject to the awards. The net shares subject to the awards are scheduled to vest based upon continued employment and company performance through December 31, 2024. Also in December 2021, grants of performance-based and service-based RSUs were made to the remaining current NEOs for the 2022 LTIP. The performance-based grants are to be paid out in March 2025, subject to certification by the Organization & Compensation Committee of performance for the period ending December 31, 2024, and are primarily based on Adjusted EBITDAP and ROIC. The target for these grants was based on 105% of the 2021 LTIP target rather than a percentage of salary in accordance with the interim operating covenants included in the merger agreement with Lockheed Martin.
On October 27, 2022, after review by an independent consultant FW Cook, the Organization & Compensation Committee granted Ms. Drake 35,000 shares in service-based RSUs and 35,000 shares in performance-based RSUs at target performance with the opportunity to earn up to 70,000 shares at maximum vesting. The service-based grants will vest in three tranches over a period of 3 years (25%,25%,50%) and the performance-based grants will vest in October 2025 subject to certification by the Organization & Compensation Committee based on Total Shareholder Return (“TSR”).
In December 2022, grants of performance-based and service-based RSUs were awarded to the current NEOs. These awards reflected the 2023 Long-Term Incentive Plan (the "2023 LTIP"). Messrs. Boehle and Chontos’ 2023 LTIP grants were made in performance-based and service-based RSAs and these NEOs were permitted to make Code section 83(b) elections with respect to 100% of these awards, with the tax withholding due in connection therewith funded through the withholding of shares subject to the awards. The net shares subject to the awards are scheduled to vest based upon continued employment and company performance through December 31, 2025.
On March 2, 2023, performance-based grants from the 2020 Long-Term Incentive Plan ("2020 LTIP") vested at 151.1% resulting in 72,107 shares vesting for Ms. Drake, 4,910 shares for Mr. Boehle, 10,998 shares for Mr. Schumacher and 1,449 shares for Mr. Chontos. For Ms. Drake and Messrs. Schumacher and Chontos, 145% was vested in December 2022 with the remaining amount vesting on March 2, 2023. For Mr. Boehle, 200% max vesting was vested on December 21, 2021. In March 2023 1,590 shares were clawed back. The performance metrics were Adjusted EBITDAP and ROIC for the performance period ended December 31, 2022. The 2020 LTIP performance-based grants were granted on March 2, 2020.
Actions Taken in Consideration of the Merger with L3Harris.
Under Code sections 280G and 4999, payments made to certain executives in connection with a change in control may be subject to additional excise taxes and may not be deductible to the Company. These rules are referred to as golden parachute rules. The Organization & Compensation Committee, in consultation with Golden Parachute Tax Solutions, an accounting firm that specializes in golden parachute scenarios, regarding how to mitigate the tax impact of the golden parachute rules, approved the accelerated vesting of certain performance-based and service-based equity awards held by certain NEOs subject to clawback provisions based on continued employment through the respective original vesting dates as follows:
•A performance-based RSA grant made to Mr. Boehle under the 2022 LTIP on December 21, 2021, that was scheduled to vest in 2024. This grant was accelerated to vest at a 200% payout level in December 2022 based on the Organization & Compensation Committee approval.
•Performance-based RSU grants made to Ms. Drake and Mr. Schumacher on March 2, 2020 under the 2020 LTIP that were scheduled to vest in 2023 were accelerated to vest in December 2022 at 145% payout level of maximum performance of 200% with the remaining amount earned to vest in 2023 based on actual level of achievement to be certified by the Organization & Compensation Committee.
•Performance-based RSU grants made to Ms. Drake on December 21, 2021, under the 2022 LTIP, that were scheduled to vest in 2025 were accelerated to vest in December 2022, at 200%.
•Service-based equity awards, comprised of RSA grants made in 2021 and RSU grants made in 2020 and 2021, held by each Mr. Boehle, Ms. Drake and Mr. Schumacher that were otherwise scheduled to vest based solely upon continued employment in calendar years 2023 and 2024 were accelerated to vest in December 2022.

Other Benefits
Pension Plans
The Company’s defined benefit pension and benefits restoration plans include the Aerojet Rocketdyne (GenCorp) Consolidated Pension Plan (the "Qualified Pension Plan"), a tax-qualified defined benefit plan; and the 2009 Benefits Restoration Plan for the Aerojet Rocketdyne Pension Plan (the "Pension BRP Plan"), a non-qualified defined benefit plan. The Company discontinued future benefit accruals on these plans in 2009. No employees lost their previously earned pension benefits. Mr. Schumacher is the only NEO who has an accrued balance in the Qualified Pension Plan and the Pension BRP Plan. Mr. Schumacher’s pension benefits were earned from his previous employment with the Company beginning June 12, 2006, through the pension freeze date for non-collective bargaining-unit employees of February 1, 2009. All other NEOs do not participate in the Qualified Pension Plan or the Pension BRP Plan as their employment commenced after benefit accruals were discontinued. Further details regarding benefits under these plans, including the estimated value of pension benefits for Mr. Schumacher, are found in the section entitled 2022 Pension Benefits.
401(k) Savings Plan
The NEOs are eligible to participate in the Aerojet Rocketdyne Retirement Savings Plan, ("Savings Plan") a 401(k) tax-qualified defined contribution savings plan which is available to all Company employees. Employees may contribute up to 50% of their eligible pay in any combination of before-tax, regular after-tax, or after-tax Roth contributions subject to the Employee Retirement Income Security Act of 1974 ("ERISA") limits. The Company matches 100% of the first 3% of employee contributions, and 50% of the next 3% of employee contributions for all participating employees.
401(k) Benefits Restoration Plan
The NEOs are eligible to participate in the 2009 Benefits Restoration Plan for the Aerojet Rocketdyne 401(k) Plan ("401(k) BRP Plan"), a non-qualified, unfunded plan maintained primarily for the purpose of providing deferred compensation for a select group of management or highly compensated employees. The Company may match 401(k) BRP Plan employee contributions to the extent that after the end of any plan year, any additional Company matching contributions that would have been made on the participant’s behalf under the Savings Plan during the plan year if: (i) the compensation deferral percentage elected under the 401(k) BRP Plan for the plan year had been applied under the Savings Plan; and (ii) the participant’s contributions under the Savings Plan were not limited by the Code limitations applicable to the Savings Plan. Mr. Schumacher participates in the 401(k) BRP Plan. Details about the plan are presented in the section entitled 2022 Non-Qualified Deferred Compensation.
Employee Stock Purchase Plan
The NEOs were eligible to participate in the Company’s Employee Stock Purchase Plan (the "ESPP"). However, no employee may participate in the ESPP if immediately after an option is granted the employee owns shares of Common Stock, including shares which the employee may purchase by conversion of convertible securities or under outstanding options granted by the Company, possessing 5% or more of the total combined voting power or value of all classes of Common Stock of the Company. The Board may impose restrictions on eligibility and participation of employees who are officers and Directors to facilitate compliance with federal or state securities laws or foreign laws. The ESPP allows employees to purchase up to 1,000 shares of Common Stock per year (500 per semi-annual offering period) at 85% of the fair market value of the Common Stock on the purchase date on which the stock is purchased. In July 2021, the ESPP was suspended until July 2022; subsequently, the ESPP was suspended again for the offering period beginning in January 2023 until further notice.
Severance Benefits
The Company does not have individual severance arrangements in place for the current NEOs with the exception of Ms. Drake, who has severance provisions in her employment agreement. The Company has a policy for a reduction in force severance policy, pursuant to which Messrs. Boehle, Schumacher and Chontos, as well as all other employees of the Company, are eligible to participate. The policy provides for employees to continue participating in health, welfare and retirement benefit plans for a period of two months following a qualifying termination of employment per the terms of the applicable plans and subject to all conditions thereof. Upon execution of a release, the employee is eligible to receive separation pay of five weeks’ pay plus one additional week’s pay for each full or partial year of service, with the maximum amount of separation pay being 30 weeks’ pay. In addition, with an executed release, the employee is eligible to continue participation in certain health and welfare benefits for a total period of six months from the date of reduction in force. Overlapping benefits under both the standard and enhanced benefits provisions will be inclusive in this six-month period.
The Company also has an executive change in control severance policy, which was amended on March 5, 2020 (the "Amended CIC Policy"). The Amended CIC Policy provides certain executive officers of the Company who have been designated in writing by the Board, including all of the current NEOs other than Ms. Drake, with compensation and benefits upon a termination of their employment by the Company without "cause" or by the executive for "good reason" (including due to an executive’s death or disability) within the six-month period preceding a "change in control" through the 24-month period following a "change in control" (each as defined in the Amended CIC Policy).
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
Other
The Foundation matches all employee and Director gifts to accredited, non-profit colleges, universities, secondary and elementary public or private schools located in the U.S. Gifts made are matched dollar for dollar up to $1,000 per calendar year per donor.
Administration of the Executive Compensation Program
The Organization & Compensation Committee determines most matters of executive compensation and benefits, although the committee has delegated to the CEO and President the authority to establish base salaries and annual incentive compensation of the officers of the Company other than herself, the former Executive Chairman and the other executive officers. Our CEO and President; our former Executive Chairman; our CFO; and our Chief Human Resources Officer ("CHRO") provided input to the Organization & Compensation Committee with respect to the 2022 compensation program. The Organization & Compensation Committee reviews and approves the total compensation for the former Executive Chairman, the CEO and President and the other NEOs.
In assessing competitive overall compensation, the Organization & Compensation Committee engages an independent outside consulting firm to aid in the review and evaluation of the total compensation provided to the NEOs. Since 2010, the Company has retained Korn Ferry (formerly "Korn Ferry Hay Group") to review the design of the Company’s annual and long-term incentive programs and to assist in developing an executive compensation structure that corresponds to the Company’s internal job hierarchy and is aligned with external market practices. In performing its duties, Korn Ferry worked with senior management and the Chair of the Organization & Compensation Committee to understand the Company’s business strategy, the competitive market for talent and the accountabilities of the executives and perceptions of the Company’s current compensation programs. Korn Ferry was also instructed to develop an executive compensation comparator group of publicly traded companies in the aerospace and defense industry. Based on the information presented by Korn Ferry and input from our CEO and President; our former Executive Chairman; our CFO; and our CHRO, the Organization & Compensation Committee exercised its business judgment in setting base NEO pay levels.
Independent Executive Compensation Consultant’s Role
The Organization & Compensation Committee retains Korn Ferry to provide objective analysis, advice and information to each of them, including competitive market data and compensation recommendations related to the CEO and President, the former Executive Chairman, other senior executives and the Board. Korn Ferry served as the independent executive compensation consultant to the Organization & Compensation Committee during 2022 and worked with management to support this role. The executive compensation consultant reports to the Chair of the Organization & Compensation Committee and the CHRO, and has direct access to the other members of the Organization & Compensation Committee as well as senior management. The fees incurred in 2022 for compensation services provided by Korn Ferry to management and the Organization & Compensation Committee related to executive and Director compensation totaled $153,000. Additionally Korn Ferry provides other services to the Company at the request of management consisting of executive searches totaling $1,291,981. The total fees incurred for the services provided by Korn Ferry to the Company in 2022 were $1,444,981.
The Organization & Compensation Committee believes Korn Ferry’s other work for the Company, consisting of executive searches, did not raise a conflict of interest and did not impair Korn Ferry’s ability to provide independent advice to the Organization & Compensation Committee concerning executive compensation matters.
In addition to Korn Ferry, the Organization & Compensation Committee retained FW Cook in 2022 to benchmark and provide advice related to the CEO and President compensation.
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
Consideration of Competitive Market Data Regarding Executive Compensation
The Organization & Compensation Committee and the CEO and President used the results of the compensation study completed by Korn Ferry to determine pay for 2022. The Organization & Compensation Committee philosophy generally sets base salaries, target annual cash incentive levels and target annual long-term incentive award values for the NEOs within range of the 50th percentile of competitive market levels for comparable aerospace and defense companies. Adjustments are made to account for the executives’ experience, breadth of responsibilities, tenure in the position, individual performance and the Company’s performance overall.
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

The table below shows information for the comparator group used for benchmarking for 2022 compensation:

	(Dollars in millions)
	Fiscal 2021 Sales	Fiscal 2021 Net Income (Loss)	Market Capitalization on 12/31/2021
Company
Aerojet Rocketdyne Holdings, Inc.	$2,188.0	146.6	$3,766

AAR Corp.	1,652	36	1,374
Barnes Group Inc.	1,259	100	2,313
BWX Technologies	2,124	306	4,289
Crane Co.	3,180	435	5,701
Curtiss Wright Corp.	2,506	267	5,304
Heico Corp.	1,866	304	19,506
Hexcel Corp.	1,325	16	4,313
Kratos Defense & Security Solutions	812	(2)	2,418
MOOG Inc.	2,852	157	2,559
Mercury Systems, Inc.	924	62	3,096
Teledyne Technologies Incorporated.	4,614	445	20,619
Triumph Group Inc.	1,870	(451)	1,190
Woodward Inc.	2,246	209	6,838

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
The multiples are as follows:
•CEO and President – six times base salary;
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
As of December 31, 2022, all of the current NEOs held equity in the Company greater in market value than required by the guidelines in place at that time or are in the transition period set forth in the guidelines and are expected to meet the guidelines by the end of the transition period.. The Organization & Compensation Committee routinely reviews the guidelines and considers adjustments when appropriate. The following table shows the status of equity ownership for each current NEO as of December 31, 2022.

Name	Value of Equity Ownership Guideline	Value of Equity Ownership*	Date of Appointment	Years as an Officer
Eileen P. Drake	6,300,000	36,006,743	03/02/2015	7.8
Daniel L. Boehle	1,511,784	2,330,156	08/05/2020	2.4
John D. Schumacher	889,952	8,507,519	04/29/2013	9.7
Joseph E. Chontos	1,245,000	858,000	09/08/2022	0.3

* Value is based on the stock price on December 31, 2022, of $55.93
Transactions in Company Securities
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
Clawbacks
Both the 2022 annual incentive program, under which annual cash incentives are paid, and the 2019 and 2018 Incentive Plans include provisions for seeking the return (clawback) from participants of incentive cash payments and stock sale proceeds in the event that those amounts had been inflated due to financial results that later had to be restated. In addition, both plans provide that the Organization & Compensation Committee must first determine that the applicable participant engaged in misconduct related to the misstatement.
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
Tax Deductibility under Section 162(m)
Code section 162(m) limits the amount of compensation that may be deducted by the Company for federal income tax purposes to $1,000,000 for compensation paid to our CEO and President, our CFO, and our other three most highly compensated executive officers that must be reported to stockholders under the Exchange Act (referred to as "covered employees"). While the Organization & Compensation Committee prefers compensation paid to our NEOs to be tax deductible under the Code, the Organization & Compensation Committee also recognizes the need to retain flexibility to make compensation decisions that may not meet the limitations of Section 162(m) when it determines it is necessary or appropriate to enable the Company to continue to attract, retain, reward and motivate its highly qualified executives. Therefore, we reserve the right to design programs that recognize a full range of performance criteria important to our success, even where the compensation paid under such programs may not be deductible.
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

Executive Compensation Tables
2022 SUMMARY COMPENSATION TABLE
The following table sets forth information regarding compensation for each of the Named Executive Officers for years 2022, 2021 and 2020.

Name and Principal Position	Year	Salary(1)	Bonus	Stock Awards(2)		Non-Equity Incentive Plan Compensation(3)	All Other Compensation(4)	Total
Current Executive Officers
Eileen P. Drake	2022	$1,011,782	$—	$9,714,599	(5)	$1,109,588	$13,725	$11,849,694
Chief Executive Officer and President	2021	970,258	—	3,685,461		1,866,150	13,050	$6,534,919
	2020	922,916	—	7,089,989		1,614,136	12,825	$9,639,866

Daniel L. Boehle(9)	2022	503,645	250,000	1,164,021	(6)	374,497	13,721	2,305,884
Chief Financial Officer	2021	488,611	—	1,027,368		638,471	13,010	2,167,460
	2020	393,891	—	1,449,392		425,380	12,825	2,281,488

John D. Schumacher	2022	444,727	—	551,321	(7)	286,595	14,725	1,297,368
Senior Vice President, Washington Operations	2021	431,451	—	1,044,937		488,609	13,050	1,978,047
	2020	436,066	—	494,858		474,718	12,825	1,418,467

Joseph E. Chontos(10)	2022	370,162	—	509,219	(8)	140,795	589	1,020,765
Vice President, General Counsel and Secretary

Former Executive Officers
Amy L. Gowder(11)	2022	210,694	—	—		—	13,725	224,419
Former Chief Operating Officer	2021	488,611	—	2,005,833		638,471	48,165	3,181,080
	2020	317,885	—	1,649,945		609,988	84,303	2,662,121

Arjun L. Kampani(12)	2022	142,396	—	—		—	11,252	153,648
Former Senior Vice President, General Counsel and Secretary	2021	429,353	—	1,041,595		487,039	13,574	1,971,561
	2020	412,249	250,000	488,535		468,643	12,825	1,632,252
(1)This column reflects the dollar amounts of base salary earned in each listed period.
(2)This column represents the aggregate grant date fair value of awards granted in each of the periods presented. The grant date fair value of stock awards is computed in accordance with GAAP excluding the effect of estimated forfeitures. The grant date fair value for service-based and performance-based stock awards is equal to the closing price of our stock on the date of grant times the number of shares awarded adjusted for the probable outcome of achieving performance metrics for performance-based awards. A discussion of the assumptions used in calculating these values may be found in Note 9(e) in the audited financial statements in the Original Form 10-K. A description of these awards can be found under the section entitled Long-Term Equity Incentive Awards.
(3)This column reflects annual cash incentive compensation, which is based on performance in each listed period. This annual incentive compensation is discussed further under the section entitled Short-term Annual Cash Incentive Awards.
(4)This column includes the following for 2022:

Name	Company Matching Contribution to 401(k) Plan	Matching Gift by the Aerojet Rocketdyne Foundation	Total
Eileen P. Drake	$13,725	$—	$13,725
Daniel L. Boehle	13,721	—	13,721
John D. Schumacher	13,725	1,000	14,725
Joseph E. Chontos	589	—	589
Amy L. Gowder	13,725	—	13,725
Arjun L. Kampani	11,252	—	11,252

(5)Ms. Drake’s stock awards compensation consists of $2,844,450 for service-based restricted stock grants and $6,870,149 for performance-based restricted stock grants. The grant date fair value of the performance-based restricted stock grants at the maximum vesting of 200% would be $10,413,898.
(6)Mr. Boehle’s stock awards compensation consists of $291,005 for service-based restricted stock grants and $873,016 for performance-based restricted stock grants. The grant date fair value of the performance-based restricted stock grants at the maximum vesting of 200% would be $1,746,031. These grants were subject to an election made pursuant to Code section 83(b). Accordingly 3,052 service-based shares and 18,308 performance-based shares were relinquished to pay withholding taxes on 100% of the award.
(7)Mr. Schumacher’s stock awards compensation consists of $137,830 for a service-based restricted stock grant and $413,491 for a performance-based restricted stock grant. The grant date fair value of the performance-based restricted stock grant at the maximum vesting of 200% would be $826,982.
(8)Mr. Chontos’ stock awards compensation consists of $127,278 for service-based restricted stock grants and $381,941 for performance-based restricted stock grants. The grant date fair value of the performance-based restricted stock grants at the maximum vesting of 200% would be $763,882. These grants were subject to an election made pursuant to Code section 83(b). Accordingly 1,335 service-based shares and 8,010 performance-based shares were relinquished to pay withholding taxes on 100% of the award.
(9)Mr. Boehle was appointed Chief Financial Officer on August 5, 2020.
(10)Mr. Chontos was appointed Vice President, General Counsel and Secretary, effective September 8, 2022.
(11)Ms. Gowder resigned as Chief Operating Officer effective April 29, 2022.
(12)Mr. Kampani resigned as Senior Vice President, General Counsel and Secretary, effective April 8, 2022.

2022 GRANTS OF PLAN-BASED AWARDS
The following table provides information for each of the current NEOs for 2022 annual and long-term incentive award opportunities, including the range of possible payments under equity and non-equity incentive plans.

Name	Grant Date	Estimated Possible Payouts Under Non-Equity Incentive Plan Awards ($) (1)			Estimated Future Payouts Under Equity Incentive Plan Awards (#) (7)			Other Stock Awards: Number of Shares of Stock or Units (#) (7)	Grant Date Fair Value of Stock and Option/SARs Awards ($)
		Threshold (2)	Target	Maximum	Threshold	Target	Maximum
Eileen P. Drake
Annual Incentive Award		$—	$1,141,551	$2,283,102
Restricted Stock Units	10/27/2022				17,500	35,000	70,000	—	$3,326,400	(3)
Restricted Stock Units	10/27/2022				—	—	—	35,000	1,663,200	(4)
Restricted Stock Units	12/05/2022				32,910	65,820	131,640	—	3,543,749	(5)
Restricted Stock Units	12/05/2022				—	—	—	21,940	1,181,250	(6)

Daniel L. Boehle
Annual Incentive Award		—	385,285	770,570
Restricted Stock Awards	12/5/2022				8,108	16,215	32,430	—	873,016	(5)
Restricted Stock Awards	12/5/2022				—	—	—	5,405	291,005	(6)

John D. Schumacher
Annual Incentive Award		—	294,851	589,702
Restricted Stock Units	12/5/2022				3,840	7,680	15,360	—	413,491	(5)
Restricted Stock Units	12/5/2022				—	—	—	2,560	137,830	(6)

Joseph E. Chontos
Annual Incentive Award		—	144,851	289,702
Restricted Stock Awards	12/5/2022				3,547	7,094	14,188	—	381,941	(5)
Restricted Stock Awards	12/5/2022				—	—	—	2,364	127,278	(6)

(1)Reflects the possible payout amounts of non-equity incentive plan awards that could have been earned in 2022. See the 2022 Summary Compensation Table for the amounts actually earned in 2022 and paid out in December 2022 and trued-up in the first quarter of 2023.
(2)If all financial metrics are not met at the threshold level, no portion of the annual incentive award will be earned.
(3)Vesting of this performance-based RSU grant is based on a Total Shareholder Return metric for a three-year performance period ending October 27, 2025. Currently this award is expected to vest at maximum performance.
(4)One-quarter of this service-based RSU grant vests on October 27, 2023, one-quarter vests on October 27, 2024, and the remaining half vests on October 27, 2025.
(5)Vesting of this performance-based RSU grant (RSA for Messrs. Boehle and Chontos) is based on adjusted EBITDAP and ROIC performance metrics for a three-year performance period ending on the last day of 2025. The grant date fair value at the maximum of 200% vesting would be $7,087,498 for Ms. Drake, $1,746,031 for Mr. Boehle, $826,982 for Mr. Schumacher, and $763,882 for Mr. Chontos.
(6)These awards vest in one-third increments on February 28th of each year, becoming fully vested in 2026.
(7)These awards will accrue dividend equivalents (if any are made) with respect to dividends, subject to the same vesting requirements as the respective award, that would otherwise be paid on the shares of Common Stock underlying such awards during the period from the grant date to the date such shares of Common Stock are delivered.

OUTSTANDING EQUITY AWARDS AT 2022 YEAR END
The following table provides information for each of the current NEOs regarding outstanding stock options, SARs and stock awards held by the officers as of December 31, 2022.

Name	Option/SARs Awards			Stock Awards
	Number of Securities Underlying Unexercised Options/SARs (#) Exercisable	Option/ SARs Exercise Price ($)	Option/ SARs Expiration Date	Service-based Equity Awards			Equity Incentive Plan Awards
				Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)(1)	Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)		Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(1)
Eileen P. Drake
Restricted Stock Units				—		—	131,640	(2)	7,362,625
Restricted Stock Awards				—		—	43,427	(3)	2,428,872
Restricted Stock Units				—		—	26,248	(4)	1,468,051
Restricted Stock Units				—		—	70,000	(5)	3,915,100
Restricted Stock Awards				—		—	6,250	(6)	349,563
Restricted Stock Units				21,940	(7)	1,227,104	—		—
Restricted Stock Units				19,691	(8)	1,101,318	—		—
Restricted Stock Units				35,000	(9)	1,957,550	—		—
Restricted Stock Awards				4,825	(10)	269,862	—		—
SARs	58,420	32.25	02/28/2026
SARs	46,768	22.25	02/27/2025
SARs	53,028	17.35	05/01/2024

Daniel L. Boehle
Restricted Stock Awards				—		—	14,122	(2)	789,843
Restricted Stock Awards				—		—	12,106	(3)	677,089
Restricted Stock Awards				2,353	(7)	131,603	—		—
Restricted Stock Awards				1,372	(8)	76,736	—		—
Restricted Stock Awards				1,345	(10)	75,226	—		—

John D. Schumacher
Restricted Stock Units				—		—	15,360	(2)	859,085
Restricted Stock Units				—		—	17,158	(11)	959,647
Restricted Stock Units				—		—	14,756	(3)	825,303
Restricted Stock Units				—		—	4,004	(4)	223,944
Restricted Stock Units				2,859	(8)	159,904	—		—
Restricted Stock Units				2,560	(7)	143,181	—		—
SARs	8,945	32.25	02/28/2026
SARs	10,569	22.25	02/27/2025
SARs	12,813	17.35	05/01/2024
SARs	16,476	10.98	04/05/2023

Joseph E. Chontos
Restricted Stock Awards				—		—	6,178	(2)	345,536
Restricted Stock Units				—		—	528	(4)	29,531
Restricted Stock Awards				1,029	(7)	57,552	—		—
SARs	1,225	32.25	2/28/2026
SARs	3,333	22.94	4/30/2025

(1)The market value was calculated by multiplying the number of shares by the closing market price of the Company’s Common Stock of $55.93 on December 31, 2022.
(2)The vesting date for these performance-based restricted stock awards is on or about February 28, 2026, subject to approval by the Organization & Compensation Committee. These awards will only vest if performance targets are met through December 31, 2025. Messrs. Boehle and Chontos’ awards were granted net of 18,308 and 8,010 shares respectively relinquished to pay withholding taxes payable in connection with an election made pursuant to Code section 83(b).
(3)The vesting date for these performance-based restricted stock awards is on or about February 28, 2024, subject to approval by the Organization & Compensation Committee. These awards will only vest if performance targets are met through December 31, 2023. These awards were granted net of 56,287 shares for Ms. Drake and 15,692 shares for Mr. Boehle relinquished to pay withholding taxes payable in connection with an election made pursuant to Code section 83(b). In December 2021, 100% of Mr. Boehle’s award vested at a maximum performance of 200% with the remaining amount earned to vest in 2024 based on actual level of achievement to be certified by the Organization & Compensation Committee.
(4)The vesting date for these performance-based restricted stock Units was March 2, 2023, subject to approval by the Organization & Compensation Committee. Performance targets are met through December 31, 2022, at 151.1%. In December 2022, 145% of Ms. Drake, and Messrs. Schumacher and Chontos’ awards vested at a maximum performance of 200% with the remaining amount earned vested on March 2, 2023.
(5)Vesting of this performance-based restricted stock unit grant is based on a Total Shareholder Return metric for a three-year performance period ending October 27, 2025.

(6)These shares will vest when the individual performance goals are met, if met before February 28, 2023.
(7)These awards vest in one-third increments on February 28th of each year, becoming fully vested in 2026.
(8)These awards vest in one-third increments on February 28th of each year, becoming fully vested in 2025.
(9)One-quarter of this service-based RSU grant vests on October 27, 2023, one-quarter vests on October 27, 2024, and the remaining half vests on October 27, 2025.
(10)These awards vest in one-third increments on March 1st of each year, becoming fully vested in 2024. These awards were granted net of 9,382 shares for Ms. Drake and 2,616 shares for Mr. Boehle relinquished to pay withholding taxes payable in connection with an election made pursuant to Code section 83(b).
(11)The vesting date for this performance-based restricted stock award is on or about February 28, 2025, subject to approval by the Organization & Compensation Committee. This award will only vest if performance targets are met through December 31, 2023.

2022 OPTION/SAR EXERCISES AND STOCK VESTED
The following table provides information for each of the NEOs regarding stock option and SARs exercises and stock award vestings during 2022.

Name	Option/SARs Awards		Stock Awards
	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)(1)	Value Realized on Vesting ($)(2)
Eileen P. Drake	13,189	$400,682	274,117	$13,650,407
Daniel L. Boehle	—	—	30,650	1,656,960
John D. Schumacher	11,610	245,784	26,802	1,244,254
Joseph E. Chontos	—	—	16,739	882,255
Amy L. Gowder	—	—	—	—
Arjun L. Kampani	31,487	556,050	13,761	534,626
(1)The amounts reported in this column reflect RSAs and RSUs that vested during 2022.
(2)The value realized on vesting is calculated by multiplying the number of shares vested by the closing market price of the Company’s Common Stock on the vesting date.

2022 Pension Benefits
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
The following table provides information regarding the actuarial present values of accumulated benefits under the Qualified Pension Plan and the Pension BRP Plan for Mr. Schumacher, who was the only NEO eligible for pension benefits prior to the freeze date of the plans as of December 31, 2022. The remaining NEOs are not participants in either of the pension plans as their employment with the Company commenced after the freeze date.

Name	Plan Name	Number of Years Credited Service (#)(1)	Present Value of Accumulated Benefit ($)(2)	Payments During 2022 ($)
John D. Schumacher(3)	Qualified Pension Plan	2.58	$169,425	$—
	2009 Pension BRP Plan	2.58	7,140	—
(1)Credited service under the Qualified Pension Plan and the Pension BRP Plan is determined for all participants in accordance with such plans and is through February 1, 2009, the freeze date for these plans in which the Company discontinued future benefit accruals for all non-collective bargaining-unit employees, including the NEOs. This number is being presented unrounded.
(2)The amounts reported in this column were calculated based on the accrued benefit as of February 1, 2009, the date benefit accruals were frozen for non-collective bargaining-unit employees. Present values were calculated assuming no pre-retirement mortality or termination. The values under the Qualified Pension Plan and the Pension BRP Plan are the actuarial present values as of December 31, 2022, of the benefits earned as of the freeze date and payable at the earliest age eligible for unreduced benefits for the Qualified Pension Plan (the earlier of age 65, or age 62 with 10 years of service) and the current benefit election date on record for the Pension BRP Plan.
The discount rate assumption is 5.56% for the Qualified Pension Plan and 5.58% for the Pension BRP Plan. The mortality assumption of the two pension plans is Pri-2012 with no collar adjustments projected forward generationally using a customized Scale MP-2021 O2. The assumptions reflected in this footnote are the same as the ones used for the Qualified Pension Plan and the Pension BRP Plan for financial reporting purposes with the exception of assumed retirement age and the absence of pre-retirement mortality and termination assumptions.
(3)Mr. Schumacher’s pension benefits were earned from his previous employment with the Company beginning June 12, 2006, through the pension freeze date for non-collective bargaining-unit employees of February 1, 2009. He has not accrued any additional benefit for his current employment with the Company that began on April 29, 2013.

2022 Non-Qualified Deferred Compensation
Benefits Restoration Plan — 401(k) BRP Plan
The 401(k) BRP Plan is a non-qualified, unfunded savings plan designed to enable participants to defer their compensation on a pre-tax basis. Under the 401(k) BRP Plan, a select group of employees approved by the VP, CHRO, elect to defer compensation earned in the current year such as salary and certain other incentive compensation that would otherwise be paid in the current year. Effective January 1, 2009, obligations with respect to benefits that were earned or vested under the prior 401(k) BRP Plan after December 31, 2004, and were related to the restoration of 401(k) benefits which such employees and their beneficiaries would otherwise have lost as a result of Code limitations upon accrual and/or payment of benefits from the 401(k) Savings Plan, along with all associated earnings, were transferred to, and will be maintained under and paid from the 401(k) BRP Plan. Accordingly, only benefits that are exempt from Code section 409A will be maintained under and paid from the prior 401(k) BRP plan in accordance with the terms of the prior 401(k) BRP plan.
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
Only Mr. Schumacher elected to participate in the 401(k) BRP Plan in 2022. The following table provides information for Mr. Schumacher regarding aggregate officer and Company contributions and aggregate earnings for 2022 and year-end account balances under the 401(k) BRP Plan.

Name	Executive Contributions in the Period ($)(1)	Company Contributions in the Period ($)(2)	Aggregate Earnings in the Period ($)(3)	Aggregate Withdrawals/Distributions in the Period ($)	Aggregate Balance at the End of the Period ($)
John D. Schumacher(4)	$—	$—	$(18,884)	$—	$176,774
(1)This column reflects compensation earned in 2022 and deferred under the 401(k) BRP Plan. These amounts are also included in the "Salary" column in the 2022 Summary Compensation Table.
(2)This column reflects company matches under the 401(k) BRP Plan earned in 2022. These amounts are also included in the "All Other Compensation" column in the 2022 Summary Compensation Table.

(3)This column reflects interest credited on account holdings and the change in value of other investment holdings during 2022.
(4)The majority of Mr. Schumacher’s balance was reported in the Summary Compensation Table in the years it was earned with the exception of what was earned in 2016 as he was not an NEO that year with $83,995 in executive contributions and $27,708 in Company contributions in 2015 through 2020 and the remainder of the balance represents aggregate earnings from 2015 to 2022.

Employment Agreement and Plan Provisions
Eileen P. Drake Employment Agreement
On March 4, 2020, the Company entered into a second amended and restated employment agreement (the "Second Amended Agreement") with Ms. Drake, which supersedes her prior agreement dated March 13, 2018, pursuant to which Ms. Drake agreed to continue to serve as the Company’s CEO and President. The agreement provided for an initial one-year term, which was and will be automatically extended, upon the same terms and conditions, for successive one-year periods unless either party, at least 60 days prior to the expiration of the then-current term, gives written notice to the other of its intention not to renew such employment. The agreement provided that Ms. Drake receive an annual base salary increase from $825,000 to $927,000 with such base salary increase effective March 6, 2020. Additionally, the agreement provides to Ms. Drake, among other things, (i) an annual bonus based on a target opportunity pursuant to the Company’s Annual Incentive Plan which shall be adopted annually by the Board (currently at 100% of annual base salary); and (ii) annual equity awards based on a target opportunity of 350% (increased from 345.5%) pursuant to the terms of the 2019 Incentive Plan. Effective March 6, 2021, Ms. Drake received a base salary increase from $927,000 to $975.000. Also in 2021, Ms. Drake’s annual bonus target opportunity increased from 100% to 110% of annual base salary and her annual equity awards target opportunity increased from 350% to 360% of annual base salary. On October 27, 2022, after review by independent consultant FW Cook, the Organization and Compensation Committee approved an increase to Ms. Drake’s base salary to $1,050,000 effective on October 28, 2022.
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
Termination Benefits for Other Named Executive Officers
The Company does not have individual severance arrangements in place for the current NEOs with the exception of Ms. Drake. The Company has a policy for a reduction in force, pursuant to which Messrs. Boehle, Schumacher and Chontos, as well as all other employees of the Company, are eligible to participate. The policy provides for employees to continue participating in health, welfare and retirement benefit plans for a period of two months following a qualifying termination per the terms of the applicable plans and subject to all conditions thereof. Upon execution of a release, the employee is eligible to receive separation pay of five weeks’ pay plus one additional week’s pay for each full or partial year of service, with the maximum amount of separation pay being 30 weeks’ pay. In addition, with an executed release, the employee is eligible to continue participation in certain health and welfare benefits for a total period of six months (inclusive of the two months continued participation provided under the applicable plans).
The Company also has an executive CIC Policy, which was amended on March 5, 2020. The Amended CIC Policy provides certain executive officers of the Company who have been designated in writing by the Board, including all of the NEOs other than Ms. Drake, with compensation and benefits upon a termination of their employment by the Company without "cause” or by the executive for "good reason" (including due to an executive’s death or disability) within the six-month period preceding a "change in control" through the 24-month period following a "change in control" (each as defined in the Amended CIC Policy).
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
Estimated Cost of Termination Benefits
The amounts of estimated incremental compensation and benefits payable to the current NEOs assuming a qualifying termination of employment as of December 31, 2022, are shown in the following table.

Name	Termination Scenario	Cash Severance(1)	Equity Award Vesting(2)		Benefits Continuation	Outplacement Services	Total Severance
Eileen P. Drake	Not for Cause	1,050,000	20,080,045		14,025	25,000	21,169,070
	Death or Disability	1,050,000	20,080,045		4,870	25,000	21,159,915
	Change in Control	6,574,653	20,080,045	(3)	17,140	25,000	26,696,838
Daniel L. Boehle	Change in Control	1,778,426	1,750,497	(3)	33,686	15,000	3,577,609
John D. Schumacher	Change in Control	1,479,654	3,171,063	(3)	—	15,000	4,665,717
Joseph E. Chontos	Change in Control	1,119,702	432,619	(3)	46,695	15,000	1,614,016

(1)Cash Severance does not include the annual cash incentive award earned for 2022 as it is reported in the Non-Equity Incentive Plan Compensation column of the 2022 Summary Compensation Table.
(2)The values in this column were calculated by multiplying the number of shares by the closing market price of the Company’s Common Stock of $55.93 on December 31, 2022.
(3)For the 2022 LTIP awards, the calculated values assume a qualifying termination of employment following a change in control.

CEO Pay Ratio
2022 Pay Ratio Disclosure
For the identification process of our median employee, the Company used the entire population of employees as of December 31, 2022, excluding the CEO. Each employee’s gross earnings were used from the pay dates falling within January 1, 2022, through December 31, 2022, without annualization or other adjustment.
The compensation of the Company’s CEO and median employee as calculated per the terms of the Summary Compensation Table and the pay ratio of the two are as follows:

	Salary	Stock Awards	Non-Equity Incentive Plan Compensation	All Other Compensation(1)	Total
Eileen P. Drake	$1,011,782	$9,714,599	$1,109,588	$13,725	$11,849,694
Median Employee	104,545	—	—	4,686	$109,231
Pay ratio					108	to 1
(1) For All Other Compensation for Ms. Drake, see the 2022 Summary Compensation Table. All Other Compensation for the median employee consists of Company matching contributions to the 401(k) savings plan.
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
The following table presents beneficial owners of more than 5% of the 80,752,476 shares of the Common Stock outstanding as of April 17, 2023, based on reports on Schedule 13D and Schedule 13G filed with the SEC on or prior to April 17, 2023.

Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class
BlackRock, Inc. 55 East 52nd Street, New York, NY 10055	12,897,322	(1)	16.0%
The Vanguard Group 100 Vanguard Blvd., Malvern, PA 19355	8,234,817	(2)	10.2%
GAMCO Investors, Inc. One Corporate Center, Rye, NY 10580	5,733,107	(3)	7.1%
(1)BlackRock, Inc. reported, as of December 31, 2022, sole voting power with respect to 12,787,382 shares, shared voting power with respect to 0 shares, sole dispositive power with respect to 12,897,322 shares, and shared dispositive power with respect to 0 shares. The foregoing information is according to Amendment No. 14 to the Schedule 13G dated January 26, 2023, and filed with the SEC on January 26, 2023.
(2)The Vanguard Group reported, as of December 30, 2022, sole voting power with respect to 0 shares, shared voting power with respect to 112,723 shares, sole dispositive power with respect to 8,056,364 shares, and shared dispositive power with respect to 178,453 shares. The foregoing information is according to Amendment No. 6 to the Schedule 13G dated February 9, 2023, and filed with the SEC on February 9, 2023.
(3)Includes shares beneficially owned by Mario J. Gabelli and various affiliated entities, including Gabelli Funds, LLC, GAMCO Asset Management Inc., Teton Advisors, Inc., GGCP, Inc., Gabelli & Company Investment Advisers, Inc., Gabelli Foundation, Inc., Associated Capital Group, Inc., MJG Associates, Inc. and GAMCO Investors, Inc. Gabelli Funds, LLC reported sole voting and dispositive power with respect to 1,873,699 shares. GAMCO Asset Management Inc. reported sole voting power with respect to 2,871,829 shares and sole dispositive power with respect to 2,898,429 shares. Teton Advisors, Inc. reported sole voting and dispositive power with respect to 507,000 shares. MJG Associates, Inc. reported sole voting and dispositive power with respect to 85,000 shares, Gabelli & Company Investment Advisers, Inc. reported sole voting power and dispositive power with respect to 305,617 shares. Gabelli Foundation, Inc. reported sole voting power and dispositive power with respect to 10,500 shares. GGCP, Inc. reported sole voting and dispositive power with respect to 18,000 shares. GAMCO Investors, Inc. reported sole voting and dispositive power with respect to 1,000 shares. Associated Capital Group, Inc. reported sole voting and dispositive power with respect to 22,762 shares. Mario J. Gabelli reported sole voting and dispositive power with respect to 11,100 shares. Each of the reporting persons reported shared voting and dispositive power over 0 shares. Mr. Gabelli is deemed to have beneficial ownership of the shares owned beneficially by each of the foregoing beneficial owners. Associated Capital Group, Inc., GAMCO Investors, Inc. and GGCP, Inc. are deemed to have beneficial ownership of the shares owned beneficially by each of the foregoing beneficial owners other than Mr. Gabelli and Gabelli Foundation, Inc. All of the foregoing information is according to Amendment No. 59 to a Schedule 13D dated September 8, 2022 and filed with the SEC on September 8, 2022.

Security Ownership of Officers and Directors
The following table lists beneficial share ownership of Common Stock by the Company’s current Directors, and executive officers, as well as the number of shares beneficially owned by all of the current Directors and executive officers as a group. Unless otherwise indicated, share ownership is direct. Amounts owned reflect beneficial ownership as of April 17, 2023.

Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percent of Class
Non-Employee Directors
Gail Baker	3,672	*
Marion C. Blakey	6,169	*
Charles F. Bolden	4,730	*
Kevin P. Chilton(2)	27,576	*
Thomas A. Corcoran(3)	116,736	*
Deborah Lee James(4)	6,198	*
Lance W. Lord(2)	49,316	*
Executive Officers
Eileen P. Drake(5)	367,163	*
Daniel L. Boehle	56,778	*
John D. Schumacher	89,569	*
Joseph E. Chontos(6)	16,063	*
All Current Directors and Executive Officers as a group (11 persons)	743,970	*
* Less than 1.0%
1)Includes restricted share awards granted under the 1999 Equity and Performance Incentive Plan, the 2009 Equity and Performance Incentive Plan, the 2018 Incentive Plan, the 2019 Incentive Plan and shares owned outright.
2)These shares are held in the name of the Rabbi Trust.
3)Includes 109,824 shares held in the Thomas A. Corcoran TTEE U/A DTD 07/16/2001.
4)Includes 756 shares held in the name of the Rabbi Trust and 1,442 shares held in the Deborah Lee James Living Trust.
5)Includes 297,897 shares held in the EPD 2018 Trust dated August 7, 2018.
6)Mr. Chontos was appointed Vice President, General Counsel and Corporate Secretary, effective September 8, 2022.

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
Certain Transactions with Related Persons During 2022
GAMCO Investors, Inc. ("GAMCO") owned 7% and 6% of the Company’s Common Stock at December 31, 2022, and 2021, respectively. The Company received services of $.08 and $1.0 million in 2022 and 2021, respectively from GAMCO for investment management fees of the Company’s defined benefit pension plan assets.
BlackRock, Inc. ("BlackRock") owned 16% and 15% of the Company’s Common Stock at December 31, 2022, and 2021, respectively. The Company invests in money market funds managed by BlackRock.
The Vanguard Group, Inc. ("Vanguard") owned 10% of the Company’s Common Stock at both December 31, 2022, and 2021. Certain of the investments held by the Company and investment alternatives offered through the Company’s 401(k) savings plan are managed by Vanguard.
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
•The Board consults with the Company’s counsel to ensure that the Board’s determinations are consistent with all relevant securities and other laws and regulations regarding the definition of "independent" Director, including those set forth in pertinent listing standards of the NYSE as in effect from time to time.
The NYSE’s listing standards require that all listed companies have a majority of independent directors. For a director to be "independent" under the NYSE listing standards, the board of directors of a listed company must affirmatively determine that the director has no material relationship with the company, or its subsidiaries or affiliates, either directly or as a partner, stockholder or officer of an organization that has a relationship with the company or its subsidiaries or affiliates. In accordance with the NYSE listing standards, the Board has affirmatively determined that each of the Board’s current non-employee Directors, Gail Baker, Marion C. Blakey, Maj. Gen. Charles F. Bolden, Jr., Kevin P. Chilton, Thomas A. Corcoran, Deborah Lee James and Gen. Lance W. Lord have no material relationships with the Company, either directly or as a partner, stockholder or officer of an organization that has a relationship with the Company and are "independent" under the NYSE listing standards. In addition, the Board previously determined that Martin Turchin, James Henderson, and Audrey McNiff were “independent” from the Company while each served on the Board during fiscal year 2022. In addition, each member of the Audit Committee and the Organization & Compensation Committee meets the additional, heightened independence criteria applicable to such committee members under the applicable NYSE rules.

Item 14. Principal Accountant Fees and Services
Audit Fees and All Other Fees
The following table summarizes the aggregate fees billed for 2022 and 2021 by PwC Sacramento, California (PCAOB ID No. 238):

(Dollars in Millions)	2022	2021
Audit Fees(1)	$3.9	$3.4
Audit-Related Fees(2)	—	—
Tax Fees(3)	—	—
All Other Fees(4)	—	—
Total Fees	$3.9	$3.4

(1)Audit fees include professional services rendered by PwC for the audit of the Company’s annual financial statements including the integrated audit of internal control over financial reporting, the review of financial statements included in the Company’s quarterly reports on Form 10-Q and related services and out-of-pocket expenses.
(2)Audit-related fees include assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements, and are not reported under "Audit Fees" above. There were no such fees billed for 2022 or 2021.
(3)Tax fees include items billed for professional services rendered by PwC for tax compliance, tax advice and tax planning. There were no such fees billed for both years presented.
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

Part IV
Item 15. Exhibits and Financial Statement Schedules
(a) the following documents are filed as part of this report:
(1) Financial statements (see Index to Consolidated Financial Statements in Part II, Item 8 of the Original Form 10-K).
(2) EXHIBITS
EXHIBIT INDEX

		Incorporated herein by reference
Table Item No.	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed or Furnished herewith
2.1	Amended and Restated Stock and Asset Purchase Agreement, by and between United Technologies Corporation and GenCorp Inc., dated June 12, 2013	8-K	1-01520	2.1	June 14, 2013
2.2	Plan of Conversion	8-K	1-01520	2.1	April 11, 2014
2.3	Agreement and Plan of Merger, dated as of December 17, 2022, by and among L3Harris Technologies, Inc., Aquila Merger Sub Inc. and Aerojet Rocketdyne Holdings, Inc.	8-K	1-01520	2.1	December 19, 2022
3.1	Certificate of Conversion, as filed with the Secretary of State of the State of Ohio	8-K	1-01520	3.1	April 11, 2014
3.2	Certificate of Conversion	8-K	1-01520	3.2	April 11, 2014
3.3	Certificate of Incorporation, as of April 11, 2014, as amended on April 27, 2015	10-K	1-01520	3.3	February 16, 2016
3.4	Aerojet Rocketdyne Holdings, Inc. Second Amended and Restated Bylaws (as amended June 30, 2022)	10-Q	1-01520	3.1	August 1, 2022
4.1	Description of Capital Stock	10-K	1-01520	4.1	February 19, 2020
4.2	GenCorp Retirement Savings Plan	S-8	333-0152032	4.1	June 30, 2008
4.3	Form of Common Stock Certificate	8-K	1-01520	4.1	April 11, 2014
4.4	2018 Equity and Performance Incentive Plan	DEF 14A	1-01520	A	March 29, 2018
4.5	2019 Equity and Performance Incentive Plan	DEF 14A	1-01520	B	March 29, 2019
10.1	Amended and Restated Environmental Agreement by and between Aerojet and Northrop Grumman, dated October 19, 2001	8-K	1-01520	2.4	November 5, 2001
10.2†	GenCorp 1996 Supplemental Retirement Plan for Management Employees effective March 1, 1996	10-K	1-01520	B	February 13, 1997
10.3†	2009 Benefit Restoration Plan for the GenCorp Inc. Pension Plan	8-K	1-01520	10.1	January 7, 2009
10.4†	2009 Benefit Restoration Plan for the GenCorp Inc. 401(k) Plan	8-K	1-01520	10.2	January 7, 2009
10.5†	Deferred Bonus Plan of GenCorp Inc. and Participating Subsidiaries	10-K	1-01520	10.6	February 12, 2009
10.6†	Amendment to the Benefits Restoration Plan for Salaried Employees of GenCorp Inc. and Certain Subsidiary Companies, effective October 6, 2009	10-Q	1-01520	10.5	October 8, 2009
10.7†	Amendment to the 2009 Benefit Restoration Plan for the GenCorp Inc. 401(k) Plan, effective October 6, 2009	10-Q	1-01520	10.6	October 8, 2009
10.8†	Amendment to the 2009 Benefits Restoration Plan for the GenCorp Inc. Pension Plan, effective October 6, 2009	10-Q	1-01520	10.7	October 8, 2009
10.9†	Amendment to the Deferred Bonus Plan of GenCorp Inc. and Participating Subsidiaries, effective October 6, 2009	10-Q	1-01520	10.8	October 8, 2009
10.10†	Amendment to the GenCorp Inc. Deferred Compensation Plan for Nonemployee Directors, as amended, effective October 6, 2009	10-Q	1-01520	10.9	October 8, 2009
10.11†	Amendment to the GenCorp Inc. 1996 Supplemental Retirement Plan for Management Employees, effective October 6, 2009	10-Q	1-01520	10.10	October 8, 2009
10.12	Settlement Agreement by and between Aerojet and United States of America, dated November 29, 1992	10-K	1-01520	10.52	February 4, 2010
10.13	Modification No. 1 to the November 29, 1992 Settlement Agreement by and between Aerojet and United States of America, dated October 27, 1998	10-K	1-01520	10.53	February 4, 2010
10.14†	Amendment to the GenCorp Inc. Deferred Compensation Plan for Nonemployee Directors, as amended, effective April 11, 2013	10-Q	1-01520	10.1	July 9, 2013
10.15	Form of Indemnification Agreement	8-K	1-01520	10.1	April 11, 2014

10.16†	Amended and Restated 2013 Employee Stock Purchase Plan, dated June 24, 2014	10-Q	1-01520	10.1	October 10, 2014
10.17†	Amended and Restated Deferred Compensation Plan for Nonemployee directors, dated June 24, 2014	10-Q	1-01520	10.2	October 10, 2014
10.18†	Second Amended and Restated Employment Agreement between Aerojet Rocketdyne Holdings, Inc. and Eileen Drake, dated March 4, 2020	8-K	1-01520	10.2	March 6, 2020
10.19†	Amended and Restated Deferred Compensation Plan for Directors, dated February 22, 2017	10-Q	1-01520	10.1	May 8, 2017
10.20†	Aerojet Rocketdyne Holdings, Inc. Amended and Restated Executive Change in Control Severance Policy	8-K	1-01520	10.1	March 6, 2020
10.21†	Form of Restricted Stock Agreement between the Company and Employees for time-based grants under the 2018 Equity and Performance Incentive Plan	S-8	333-224823	99.2	May 10, 2018
10.22†	Form of Restricted Stock Agreement between the Company and Employees for performance-based grants under the 2018 Equity and Performance Incentive Plan	S-8	333-224823	99.3	May 10, 2018
10.23†	Form of Unrestricted Stock Agreement between the Company and Directors for grants under the 2018 Equity and Performance Incentive Plan	S-8	333-224823	99.4	May 10, 2018
10.24†	Form of Restricted Stock Agreement between the Company and Directors for matching share grants under the 2018 Equity and Performance Incentive Plan	S-8	333-224823	99.5	May 10, 2018
10.25†	Form of Restricted Stock Agreement between the Company and Directors for annual share grants under the 2018 Equity and Performance Incentive Plan	S-8	333-224823	99.6	May 10, 2018
10.26†	Form of Stock Appreciation Rights Agreement between the Company and Employees for grants under the 2018 Equity and Performance Incentive Plan	S-8	333-224823	99.7	May 10, 2018
10.27	Second Amendment to Fourth Amended and Restated Credit Agreement with Bank of America, N.A., dated as of September 28, 2022.	8-K	1-01520	10.1	September 29, 2022
10.28†	Form of Restricted Stock Agreement between the Company and Employees for grants under the 2019 Equity and Performance Incentive Plan	S-8	333-231423	99.2	May 13, 2019
10.29†	Form of Restricted Stock Agreement between the Company and Directors for grants under the 2019 Equity and Performance Incentive Plan	S-8	333-231423	99.3	May 13, 2019
10.30†	Form of Unrestricted Stock Agreement between the Company and Directors for grants under the 2019 Equity and Performance Incentive Plan	S-8	333-231423	99.4	May 13, 2019
10.31†	Form of Stock Option Agreement between the Company and Employees for grants under the 2019 Equity and Performance Incentive Plan	S-8	333-231423	99.5	May 13, 2019
10.32†	Form of Stock Appreciation Rights Agreement between the Company and Employees for grants under the 2019 Equity and Performance Incentive Plan	S-8	333-231423	99.6	May 13, 2019
10.33†	Form of Restricted Stock Unit Agreement between the Company and the Executive Chairman for grants of restricted stock units under the Aerojet Rocketdyne Holdings, Inc. 2019 Equity and Performance Incentive Plan.	10-Q	1-01520	10.1	April 28, 2020
10.34†	Form of Restricted Stock Unit Agreement between the Company and Employees for grants of restricted stock units under the Aerojet Rocketdyne Holdings, Inc. 2019 Equity and Performance Incentive Plan.	10-Q	1-01520	10.2	April 28, 2020
10.35 †	Offer letter between Aerojet Rocketdyne Holdings, Inc. and Dan Boehle, dated August 6, 2020.	8-K	1-01520	10.1	August 7, 2020
10.36†	Form of Restricted Stock Agreement between the Company and Employees for grants under the 2019 Equity and Performance Incentive Plan.	10-K	1-01520	10.44	February 18, 2021
10.37†	Form of Restricted Stock Unit Agreement between the Company and Employees for grants under the 2019 Equity and Performance Incentive Plan.	10-Q	1-01520	10.1	April 26, 2021
10.38†	Form of Restricted Stock Unit Agreement between the Company and Employees for time-based grants under the 2019 Equity and Performance Incentive Plan.	10-K	1-01520	10.39	February 18, 2022
10.39†	Form of Restricted Stock Unit Agreement between the Company and Employees for performance-based grants under the 2019 Equity and Performance Incentive Plan.	10-K	1-01520	10.40	February 18, 2022

10.40†	Form of Restricted Stock Agreement between the Company and Employees for time-based grants under the 2019 Equity and Performance Incentive Plan.	10-K	1-01520	10.41	February 18, 2022
10.41†	Form of Restricted Stock Agreement between the Company and Employees for performance-based grants under the 2019 Equity and Performance Incentive Plan.	10-K	1-01520	10.42	February 18, 2022
21.1	Subsidiaries of the Company.	10-K	1-01520	21.1	February 15, 2023
23.1	Consent of Independent Registered Public Accounting Firm.	10-K	1-01520	23.1	February 15, 2023
24.1	Power of Attorney	10-K	1-01520	24.1	February 15, 2023
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.	10-K	1-01520	31.1	February 15, 2023
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.	10-K	1-01520	31.2	February 15, 2023
31.3	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.					x
31.4	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.					x
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 as amended, and 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	10-K	1-01520	32.1	February 15, 2023
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	10-K	1-01520	101.INS	February 15, 2023
101.SCH	XBRL Taxonomy Extension Schema Document	10-K	1-01520	101.SCH	February 15, 2023
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	10-K	1-01520	101.CAL	February 15, 2023
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	10-K	1-01520	101.DEF	February 15, 2023
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	10-K	1-01520	101.LAB	February 15, 2023
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	10-K	1-01520	101.PRE	February 15, 2023
104	Cover Page Interactive Data File (included as Exhibit 101) -- the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	10-K	1-01520	104	February 15, 2023
____
†    Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
April 28, 2023

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
1

(In Millions, except per share amounts)	2022	2021
Net income	$74.0	$146.6
Interest expense	18.6	20.1
Interest income	(5.4)	(2.5)
Income tax provision	34.3	48.4
Depreciation and amortization	57.3	61.4
GAAP Retirement benefits expense	1.1	33.9
Cost Accounting Standards (“CAS”) recoverable retirement benefits expense	(35.1)	(38.8)
Unusual items	94.0	29.4
Adjusted EBITDAP	$238.8	$298.5
Aerospace and Defense Segment Performance Adjustment	26.8	—
Real Estate Segment Performance Adjustment	10.8	—
Exclude Board and retiree stock compensation above or below Annual Operating Plan (“AOP”)	(0.1)	(0.3)
Exclude stock compensation related to bonus achievement above or below AOP	13.9	1.1
Exclude annual incentive plan bonus achievement above or below AOP	(0.6)	3.5
Adjusted EBITDAP with Organization & Compensation Committee approved modifications	$289.6	$302.8

Net income	$74.0	$146.6
GAAP retirement benefits expense	1.1	33.9
CAS recoverable retirement benefits expense	(35.1)	(38.8)
Unusual items	94.0	29.4
Income tax impact of adjustments (1)	(19.0)	(6.6)
Adjusted Net Income	$115.0	$164.5

Diluted EPS	$0.90	$1.78
Adjustments	0.49	0.22
Adjusted EPS	$1.39	$2.00

Diluted weighted average shares, as reported and as adjusted	83.3	81.7
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

(In Millions)	2022	2021
Net cash (used in) provided by operating activities	$(48.7)	$199.6
Capital expenditures	(40.7)	(37.3)
Free cash flow	$(89.4)	$162.3
2