Form 10-K/A
period 2022-12-31
AEROJET ROCKETDYNE HOLDINGS, INC.
filed 2023-05-04
CIK 40888

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-K/A
(Amendment No. 2)

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
DOCUMENTS INCORPORATED BY REFERENCE: None.

EXPLANATORY NOTE
Aerojet Rocketdyne Holdings, Inc. (the "Company") is filing this Amendment No. 2 on Form 10-K/A (the "Amended Filing") to amend the Annual Report on Form 10-K for the year ended December 31, 2022 filed with the Securities and Exchange Commission (the "SEC") on February 15, 2023, as subsequently amended by Amendment No 1 on Form 10-K/A filed with the SEC on April 28, 2023, (the "Original Filing") to (i) amend Item 1A to include an additional risk factor regarding the failure to maintain effective internal control over financial reporting in accordance with the rules and regulations of the SEC regarding compliance with the Sarbanes-Oxley Act; (ii) amend Item 9A to revise the discussion regarding the Company's disclosure controls and procedures and internal control over financial reporting and restate "Management's Report on Internal Control Over Financial Reporting"; and (iii) update Item 8 to reflect a revised “Report of Independent Registered Certified Public Accounting Firm” from PricewaterhouseCoopers LLP. These updates are a result of management identifying a material weakness in the Company’s internal control over financial reporting related to the completeness and accuracy of the Company's accounting for excess costs on fixed-price contracts in nearly complete or inactive status. Except for the inclusion of new certifications required by Rule 13a-14 under the Securities Exchange Act of 1934, as amended ("Exchange Act"), a revised report and new consent of the independent registered public accounting firm (and related amendment to the Exhibit Index to reflect the addition of such certifications and consent), and as required to reflect the change in Item 9A, this Amended Filing speaks only as of the date of the Original Filing and does not modify or update any other disclosures contained in our Original Filing. This Amended Filing should be read in conjunction with the Original Filing and reports filed with the SEC subsequent to the Original Filing.

Part I
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
General Risk Factors
Failure to maintain effective internal control over financial reporting in accordance with rules and regulations of the SEC regarding compliance with the Sarbanes-Oxley Act can affect our ability to record, process, and report financial information accurately, impair our ability to prepare required financial statements, negatively affect investor confidence, cause reputational harm, and negatively impact the market price of our common stock.
Effective internal control over financial reporting is necessary for us to provide reliable and accurate financial reporting and financial statements for external purposes in accordance with generally accepted accounting principles. A failure to maintain effective internal control processes could lead to violations, unintentional or otherwise, of laws and regulations. Subsequent to the Original Filing, we identified a material weakness in our internal control over financial reporting related to the completeness and accuracy of our accounting for excess costs on fixed-price contracts in nearly complete or inactive status. As a result of this material weakness, immaterial errors in sales, cost of sales, contract assets, and contract liabilities in the consolidated financial statements for the years ended December 31, 2022, 2021, and 2020 and the unaudited quarterly financial information for each of the quarters in 2022 and 2021, were not timely detected. Additionally, this material weakness could result in misstatements of the aforementioned account balances or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. Due to the material weakness, management concluded that as of December 31, 2022, our internal control over financial reporting was not effective based on the Committee of Sponsoring Organizations of the Treadway Commission criteria described in Internal Control - Integrated Framework (2013). If we fail to achieve and maintain an effective internal control environment, we could suffer misstatements in our financial statements and fail to meet our reporting obligations, which would likely cause investors to lose confidence in our reported financial information, damage our reputation, require the attention and resources of management, and possibly lead to litigation, government investigations, and regulatory enforcement actions. This could result in significant expenses to remediate any internal control deficiencies and lead to a decline in our stock price.
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

Part II
Item 8. Financial Statements and Supplementary Data
Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Aerojet Rocketdyne Holdings, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Aerojet Rocketdyne Holdings, Inc. and its subsidiaries (the "Company") as of December 31, 2022 and 2021, and the related consolidated statements of operations, of comprehensive income, of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2022, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO because a material weakness in internal control over financial reporting existed as of that date related to the ineffective design and maintenance of controls over the accounting for excess costs on fixed-price contracts in nearly complete or inactive status.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness referred to above is described in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. We considered this material weakness in determining the nature, timing, and extent of audit tests applied in our audit of the 2022 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.
Restatement of Management’s Conclusion Regarding Internal Control over Financial Reporting
Management and we previously concluded that the Company maintained effective internal control over financial reporting as of December 31, 2022. However, management has subsequently determined that a material weakness in internal control over financial reporting related to the ineffective design and maintenance of controls over the accounting for excess costs on fixed-price contracts in nearly complete or inactive status existed as of that date. Accordingly, management’s report has been restated and our present opinion on internal control over financial reporting, as presented herein, is different from that expressed in our previous report.
Basis for Opinions
The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in management’s report referred to above. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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

/s/ PricewaterhouseCoopers LLP

Sacramento, California
February 15, 2023, except with respect to our opinion on internal control over financial reporting insofar as it relates to the effects of the matter described in the penultimate paragraph of Management’s Report on Internal Control over Financial Reporting, as to which the date is May 4, 2023
We have served as the Company’s auditor since 2006.

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
Item 9A. Controls and Procedures
Disclosure Controls and Procedures
Our management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act), as of the end of the period covered by this Annual Report on Form 10-K. At the time our Annual Report on Form 10-K for the year ended December 31, 2022 was filed on February 15, 2023, (the "Original Filing") the Company’s Chief Executive Officer and Chief Financial Officer had concluded that, as of December 31, 2022, our disclosure controls and procedures were effective at the reasonable assurance level.
Subsequent to that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2022, our disclosure controls and procedures were not effective, due to the material weakness in our internal control over financial reporting described below in “Management’s Report on Internal Control Over Financial Reporting (Restated)”. In light of the material weakness, we performed additional analysis as deemed necessary to determine that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Following this analysis, management concluded that the financial statements included in the Original Filing and repeated in this Amendment No. 2 on Form 10-K/A present fairly in all material respects our financial position, results of operations and cash flows for each of the periods presented.
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
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. In connection with management’s evaluation of the effectiveness of our internal control over financial reporting described above, management has identified a control deficiency that constituted a material weakness in our internal control over financial reporting as of December 31, 2022, as described below:
We did not design and maintain effective controls related to the completeness and accuracy of our accounting for excess costs on fixed-price contracts in nearly complete or inactive status. Specifically, we did not have effective controls in place to ensure that certain project costs identified as residual material on fixed-price contracts in nearly complete or inactive status were accurately reflective of the underlying physical inventory that was available to transfer from these contracts to similar contracts.
This material weakness resulted in immaterial errors in sales, cost of sales, contract assets, and contract liabilities in the consolidated financial statements for the years ended December 31, 2022, 2021, and 2020 and the unaudited quarterly financial information for each of the quarters in 2022 and 2021. Additionally, this material weakness could result in misstatements of the aforementioned account balances or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.
In Management’s Report on Internal Control over Financial Reporting included in the Original Filing, our management previously concluded that the Company maintained effective internal control over financial reporting as of December 31, 2022. Subsequent to the filing date of the Original Filing, management has concluded that the material weakness described above existed as of December 31, 2022. As a result, we have concluded that we did not maintain effective internal control over financial reporting as of December 31, 2022, based on the criteria in Internal Control—Integrated Framework (2013). Accordingly, management has restated its report on internal control over financial reporting.
The effectiveness of our internal control over financial reporting as of December 31, 2022, has been audited by PricewaterhouseCoopers LLP, our independent registered public accounting firm. Their report appears in Item 8 of this Amendment No. 2 on Form 10-K/A.
Remediation Plan for the Material Weakness
In order to remediate the material weakness, we plan to design a control (or controls) to ensure that project costs identified as residual material transfers on nearly complete and inactive fixed-price contracts represent valid physical inventory available for transfer to similar contracts. The material weakness cannot be considered remediated until the newly designed control activity operates for a sufficient period of time and management has concluded, through testing, that the control is operating effectively.
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
May 4, 2023

Aerojet Rocketdyne Holdings, Inc.
By:	/s/ EILEEN P. DRAKE
Eileen P. Drake
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature		Title	Date
/s/ EILEEN P. DRAKE Eileen P. Drake		Chief Executive Officer, President and Director (Principal Executive Officer)	May 4, 2023
/s/ DANIEL L. BOEHLE Daniel L. Boehle		Vice President, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	May 4, 2023
* Gail Baker		Director	May 4, 2023
* Marion C. Blakey		Director	May 4, 2023
* Charles F. Bolden, Jr.		Director	May 4, 2023
* Kevin P. Chilton		Director	May 4, 2023
* Thomas A. Corcoran		Director	May 4, 2023
* Deborah Lee James		Director	May 4, 2023
* Lance W. Lord		Director	May 4, 2023
* By:	/s/ DANIEL L. BOEHLE Daniel L. Boehle	Attorney-in-Fact pursuant to Power of Attorney	May 4, 2023