Form 10-Q
period 2023-03-31
AEROJET ROCKETDYNE HOLDINGS, INC.
filed 2023-05-04
CIK 40888

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-Q
 (Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended: March 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
As of April 30, 2023, the Company had 80,758,891 outstanding common shares, including unvested common shares, $0.10 par value.

Aerojet Rocketdyne Holdings, Inc.
Quarterly Report on Form 10-Q
For the Quarterly Period Ended March 31, 2023

Part I — FINANCIAL INFORMATION
Item 1. Financial Statements
Aerojet Rocketdyne Holdings, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended March 31,
	2023	2022
	(In millions, except per share amounts)
Net sales	$566.3	$511.1
Operating costs and expenses:
Cost of sales (exclusive of items shown separately below)	488.2	425.5
Selling, general and administrative expense	10.3	8.2
Depreciation and amortization	13.3	14.4
Other expense, net
Merger costs	20.0	—
Legal matters	—	16.1
Other	1.2	4.2
Total operating costs and expenses	533.0	468.4
Operating income	33.3	42.7
Non-operating:
Retirement benefits (income) expense	(2.4)	0.3
Interest income and other	(3.8)	0.2
Interest expense	5.7	3.9
Total non-operating (income) expense, net	(0.5)	4.4
Income before income taxes	33.8	38.3
Income tax provision	6.0	10.5
Net income	$27.8	$27.8
Earnings per share of common stock
Basic earnings per share	$0.34	$0.34
Diluted earnings per share	$0.34	$0.33
Weighted average shares of common stock outstanding, basic	80.6	80.2
Weighted average shares of common stock outstanding, diluted	80.7	85.8
See Notes to Unaudited Condensed Consolidated Financial Statements.

Aerojet Rocketdyne Holdings, Inc.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three months ended March 31,
	2023	2022
	(In millions)
Net income	$27.8	$27.8
Other comprehensive (loss) income:
Amortization of net actuarial (gains) losses and prior service costs, net of income taxes of $0.1 million and $1.8 million	(0.6)	5.2
Comprehensive income	$27.2	$33.0
See Notes to Unaudited Condensed Consolidated Financial Statements.

Aerojet Rocketdyne Holdings, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

	March 31, 2023	December 31, 2022
	(In millions, except per share amounts)
ASSETS
Current Assets
Cash and cash equivalents	$272.5	$322.1
Restricted cash	3.1	3.1
Marketable securities	11.2	10.5
Accounts receivable	177.4	126.6
Contract assets	417.0	451.1
Other current assets	116.8	155.6
Total Current Assets	998.0	1,069.0
Noncurrent Assets
Right-of-use assets	51.4	54.5
Property, plant and equipment, net	411.9	420.2
Recoverable environmental remediation costs	216.1	221.5
Deferred income taxes	240.1	208.7
Goodwill	161.4	161.4
Intangible assets	26.6	28.3
Other noncurrent assets	207.5	208.2
Total Noncurrent Assets	1,315.0	1,302.8
Total Assets	$2,313.0	$2,371.8
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Current portion of long-term debt	$14.8	$14.7
Accounts payable	122.8	142.1
Reserves for environmental remediation costs	37.9	36.9
Contract liabilities	307.6	334.7
Other current liabilities	167.2	218.7
Total Current Liabilities	650.3	747.1
Noncurrent Liabilities
Long-term debt	284.9	288.4
Reserves for environmental remediation costs	247.4	253.6
Pension benefits	227.2	229.3
Operating lease liabilities	44.5	46.2
Other noncurrent liabilities	295.9	265.9
Total Noncurrent Liabilities	1,099.9	1,083.4
Total Liabilities	1,750.2	1,830.5
Commitments and contingencies (Note 8)
Stockholders’ Equity
Preferred stock, par value of $1.00; 15.0 million shares authorized; none issued or outstanding	—	—
Common stock, par value of $0.10; 150.0 million shares authorized; 80.6 million shares outstanding as of March 31, 2023; 80.7 million shares outstanding as of December 31, 2022	8.1	8.0
Other capital	501.0	507.2
Treasury stock at cost, 2.0 million shares as of March 31, 2023 and December 31, 2022	(63.0)	(63.0)
Retained earnings	204.8	176.6
Accumulated other comprehensive loss, net of income taxes	(88.1)	(87.5)
Total Stockholders’ Equity	562.8	541.3
Total Liabilities and Stockholders’ Equity	$2,313.0	$2,371.8
See Notes to Unaudited Condensed Consolidated Financial Statements.

Aerojet Rocketdyne Holdings, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)

	Common Stock					Accumulated Other	Total
	Shares	Amount	Other Capital	Treasury Stock	Retained Earnings	Comprehensive Loss	Stockholders' Equity
	(In millions)
December 31, 2021	80.1	$8.0	$578.1	$(64.4)	$102.6	$(101.0)	$523.3
Net income	—	—	—	—	27.8	—	27.8
Amortization of net actuarial losses and prior service costs, net of income taxes	—	—	—	—	—	5.2	5.2
Cumulative effect of change in accounting guidance	—	—	(5.6)	—	(1.0)	—	(6.6)
Repurchase of shares for withholding taxes under equity plans	(0.1)	—	(4.3)	—	—	—	(4.3)
Stock-based compensation and shares issued under equity plans	0.3	—	4.5	—	—	—	4.5
March 31, 2022	80.3	$8.0	$572.7	$(64.4)	$129.4	$(95.8)	$549.9

December 31, 2022	80.7	$8.0	$507.2	$(63.0)	$176.6	$(87.5)	$541.3
Net income	—	—	—	—	27.8	—	27.8
Amortization of net actuarial gains and prior service costs, net of income taxes	—	—	—	—	—	(0.6)	(0.6)
Adjustment to dividends	—	—	—	—	0.4	—	0.4
Repurchase of shares for withholding taxes under equity plans	(0.2)	—	(14.1)	—	—	—	(14.1)
Stock-based compensation and shares issued under equity plans	0.1	0.1	7.9	—	—	—	8.0
March 31, 2023	80.6	$8.1	$501.0	$(63.0)	$204.8	$(88.1)	$562.8
See Notes to Unaudited Condensed Consolidated Financial Statements.

Aerojet Rocketdyne Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three months ended March 31,
	2023	2022
	(In millions)
Operating Activities
Net income	$27.8	$27.8
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	13.3	14.4
Stock-based compensation	4.5	(0.9)
Retirement benefits, net	(3.3)	(6.6)
Other, net	(0.5)	0.9
Changes in assets and liabilities:
Accounts receivable	(50.8)	(82.8)
Contract assets	34.1	(17.8)
Other current assets	38.9	5.9
Recoverable environmental remediation costs	5.4	5.5
Other noncurrent assets	0.5	6.8
Accounts payable	(20.3)	(19.0)
Contract liabilities	(27.1)	0.2
Other current liabilities	(49.6)	45.3
Deferred income taxes	(31.2)	(45.8)
Reserves for environmental remediation costs	(5.2)	(2.7)
Other noncurrent liabilities	30.7	(6.2)
Net Cash Used in Operating Activities	(32.8)	(75.0)
Investing Activities
Capital expenditures	(1.6)	(2.2)
Net Cash Used in Investing Activities	(1.6)	(2.2)
Financing Activities
Dividend payments	(0.5)	(1.2)
Debt repayments	(3.9)	(7.1)
Repurchase of shares for withholding taxes under equity plans	(14.1)	(4.3)
Proceeds from shares issued under equity plans	3.3	0.3
Net Cash Used in Financing Activities	(15.2)	(12.3)
Net Decrease in Cash, Cash Equivalents and Restricted Cash	(49.6)	(89.5)
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	325.2	703.4
Cash, Cash Equivalents and Restricted Cash at End of Period	$275.6	$613.9
Supplemental disclosures of cash flow information
Cash paid for interest	$5.4	$2.6
See Notes to Unaudited Condensed Consolidated Financial Statements.

Aerojet Rocketdyne Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
Note 1. Basis of Presentation and Nature of Operations
Aerojet Rocketdyne Holdings, Inc. ("Aerojet Rocketdyne Holdings" or the "Company") has prepared the accompanying unaudited condensed consolidated financial statements, including the accounts of the Company and its 100% owned and majority owned subsidiaries, in accordance with the instructions to Form 10-Q. The December 31, 2022, condensed consolidated balance sheet was derived from audited financial statements, but does not include all of the disclosures required by accounting principles generally accepted in the United States of America ("GAAP"). These interim financial statements should be read in conjunction with the financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K/A No. 2 for the year ended December 31, 2022. Certain reclassifications have been made to financial information for prior periods to conform to the current period’s presentation.
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
A detailed description of the Company’s significant accounting policies can be found in the Company’s Annual Report on Form 10-K/A No. 2 for the year ended December 31, 2022.
Out of Period Adjustment
During the three months ended March 31, 2023, the Company recorded an out of period adjustment related to the completeness and accuracy of its accounting for excess costs on fixed-price contracts in nearly complete or inactive status. The out of period adjustment resulted in a decrease in net sales of $6.0 million, an increase in cost of sales of $0.5 million, and a decrease in the income tax provision of $1.7 million in the three months ended March 31, 2023. The Company has evaluated the effects of this error, both qualitatively and quantitatively, and does not believe the correction was material to any current or prior interim or annual periods that were affected.
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
Subject to the terms and conditions set forth in the Merger Agreement, each share of the Company's common stock outstanding as of immediately prior to the effective time of the Merger will be canceled and converted into the right to receive $58.00 in cash, without interest, plus, if the closing occurs after September 17, 2023, $0.0025 for each calendar day elapsed after such date up to and including the closing date.
On March 15, 2023, the Company received a request for additional information from the Federal Trade Commission as part of the regulatory review process for the acquisition of the Company by L3Harris.
On March 16, 2023, the stockholders of the Company voted in favor of approving the Merger Agreement at a special meeting.
Closing of the Merger is anticipated to occur in 2023, subject to various customary conditions, including regulatory clearance under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended.
Recently Adopted Accounting Pronouncements
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
Note 2. Earnings Per Share ("EPS") of Common Stock
The following table reconciles the numerator and denominator used to calculate basic and diluted EPS of common stock:

	Three months ended March 31,
	2023	2022
	(In millions, except per share amounts)
Numerator:
Net income	$27.8	$27.8
Income allocated to participating securities	(0.1)	(0.1)
Net income for basic EPS	$27.7	$27.7
Interest on convertible debt (see Note 1)	—	0.7
Net income for diluted EPS	$27.7	$28.4
Denominator:
Basic weighted average shares	80.6	80.2
Effect of:
Awards issued under equity plans	0.1	—
Convertible debt (See Note 1)	—	5.6
Diluted weighted average shares	80.7	85.8
Basic
Basic EPS	$0.34	$0.34
Diluted
Diluted EPS	$0.34	$0.33
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

	Three months ended March 31,
	2023	2022
	(In millions, except per share amounts)
Net unfavorable effect of the changes in contract estimates on net sales	$(15.5)	$(0.2)
Net unfavorable effect of the changes in contract estimates on income before income taxes	(16.5)	(2.7)
Net unfavorable effect of the changes in contract estimates on net income	(13.6)	(2.0)
Net unfavorable effect of the changes in contract estimates on basic and diluted EPS	(0.17)	(0.02)
For the three months ended March 31, 2023, net unfavorable changes in contract estimates were primarily driven by (i) out of period adjustment of $6.5 million related to the completeness and accuracy of our accounting for excess costs on fixed-price contracts in nearly complete or inactive status and (ii) cost growth on the Guided Multiple Launch Rocket System ("GMLRS") program.

In the Company’s Aerospace and Defense segment, the timing of revenue recognition, customer invoicing, and collections produces accounts receivable, contract assets, and contract liabilities in the unaudited condensed consolidated balance sheets. The following table summarizes contract assets and liabilities:

	March 31, 2023	December 31, 2022
	(In millions)
Contract assets	$421.5	$458.3
Reserve for overhead rate disallowance	(4.5)	(7.2)
Contract assets, net of reserve	417.0	451.1
Contract liabilities	307.6	334.7
Net contract assets, net of reserve	$109.4	$116.4
Net contract assets decreased by $7.0 million from December 31, 2022. During the three months ended March 31, 2023, the Company recognized sales of $123.1 million that were included in the Company's contract liabilities as of December 31, 2022.
As of March 31, 2023, the Company’s total remaining performance obligations, also referred to as backlog, totaled $6.8 billion. The Company expects to recognize approximately 35%, or $2.4 billion, of the remaining performance obligations as sales over the next twelve months, an additional 27% the following twelve months, and 38% thereafter.
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

	Three months ended March 31,
	2023	2022
Fixed-price	54%	56%
Cost-reimbursable	46	44
The principal end user customers are primarily agencies of the U.S. government as illustrated in the following table:

	Three months ended March 31,
	2023	2022
U.S. government	96%	95%
Non U.S. government	4	5
The Company's Real Estate segment represented less than 1% of the Company's net sales for the three months ended March 31, 2023 and 2022.
Note 4. Stock-Based Compensation
The following table summarizes stock-based compensation by type of award:

	Three months ended March 31,
	2023	2022
	(In millions)
Stock Appreciation Rights	$(0.2)	$(4.9)
Restricted stock and restricted stock units, service based	1.5	1.4
Restricted stock and restricted stock units, performance based	3.2	2.6
Total stock-based compensation expense	$4.5	$(0.9)
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

		Fair value measurement as of March 31, 2023
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
	(In millions)
Money market funds	$161.2	$161.2	$—	$—
Commercial paper	19.9	—	19.9	—
Registered investment companies	0.6	0.6	—	—
Equity securities	11.2	11.2	—	—
Total	$192.9	$173.0	$19.9	$—

		Fair value measurement as of December 31, 2022
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
	(In millions)
Money market funds	$206.1	$206.1	$—	$—
Commercial paper	49.9	—	49.9	—
Registered investment companies	0.7	0.7	—	—
Equity securities	10.5	10.5	—	—
Total	$267.2	$217.3	$49.9	$—
As of March 31, 2023 and December 31, 2022, the total estimated fair value for commercial paper was classified as cash and cash equivalents as the remaining maturity at date of purchase was less than three months.
The carrying amounts of certain of the Company’s financial instruments, including cash and cash equivalents, restricted cash, accounts receivable, accounts payable, accrued compensation, and other accrued liabilities, approximate fair value because of their short maturities.
The following table summarizes the estimated fair value and principal amount for outstanding debt obligations excluding finance lease obligations:

	Fair Value		Principal Amount
	March 31, 2023	December 31, 2022	March 31, 2023	December 31, 2022
	(In millions)
Term Loan	$256.7	$259.4	$259.0	$262.3
The fair value of the Term Loan (as defined below) was estimated based on a third-party model used to derive a relative value price using comparable corporate loans within a similar industry, credit quality, and currency.
b. Accounts Receivable

	March 31, 2023	December 31, 2022
	(In millions)
Billed receivables under long-term contracts	$177.1	$126.3
Other trade receivables	0.3	0.3
Accounts receivable	$177.4	$126.6
c. Other Current Assets

	March 31, 2023	December 31, 2022
	(In millions)
Deferred costs recoverable from the U.S. government	$37.7	$36.9
Income tax receivable	20.4	24.7
Inventories	18.2	15.8
Prepaid expenses	17.2	16.4
Other	23.3	61.8
Other current assets	$116.8	$155.6

d. Property, Plant and Equipment, net

	March 31, 2023	December 31, 2022
	(In millions)
Land	$71.1	$71.1
Buildings and improvements	541.2	535.4
Machinery and equipment, including capitalized software	520.2	517.5
Construction-in-progress	31.7	37.5
	1,164.2	1,161.5
Less: accumulated depreciation	(752.3)	(741.3)
Property, plant and equipment, net	$411.9	$420.2
e. Other Noncurrent Assets

	March 31, 2023	December 31, 2022
	(In millions)
Real estate held for entitlement and leasing	$106.5	$105.9
Deferred costs recoverable from the U.S. government	61.9	61.9
Receivable from Northrop Grumman Corporation ("Northrop") for environmental remediation costs	27.0	28.5
Other	12.1	11.9
Other noncurrent assets	$207.5	$208.2
f. Other Current Liabilities

	March 31, 2023	December 31, 2022
	(In millions)
Accrued compensation and employee benefits	$109.9	$157.2
Other	57.3	61.5
Other current liabilities	$167.2	$218.7
g.  Other Noncurrent Liabilities

	March 31, 2023	December 31, 2022
	(In millions)
Uncertain income tax positions	$181.2	$151.3
Other	114.7	114.6
Other current liabilities	$295.9	$265.9
Note 6. Income Taxes

	Three months ended March 31,
	2023	2022
	(In millions)
Income tax provision	$6.0	$10.5
In the three months ended March 31, 2023, the income tax provision was $6.0 million for an effective tax rate of 17.8%. The Company’s effective tax rate differed from the 21.0% statutory federal income tax rate primarily due to (i) windfall deductions from stock-based compensation; (ii) Research and Development ("R&D") credits; and (iii) state income taxes, partially offset by certain expenditures that are permanently not deductible for tax purposes.
In the three months ended March 31, 2022, the income tax provision was $10.5 million for an effective tax rate of 27.4%. The Company’s effective tax rate differed from the 21.0% statutory federal income tax rate primarily due to state income taxes and certain expenditures that are permanently not deductible for tax purposes, partially offset by the impact of R&D credits and original issue discount on convertible debt.

A valuation allowance is required when it is more-likely-than-not that all or a portion of deferred tax assets may not be realized. Assessing the need for a valuation allowance requires management to evaluate, on a quarterly basis, all available evidence, both positive and negative. As of March 31, 2023, the Company continues to believe that the weight of the positive evidence outweighed the negative evidence regarding the realization of its net deferred tax assets.
Note 7. Long-term Debt

	March 31, 2023	December 31, 2022
	(In millions)
Term Loan, bearing interest at variable rates (rate of 6.72% as of March 31, 2023), maturing in September 2025	$259.0	$262.3
Unamortized deferred financing costs	(0.8)	(0.8)
Total senior debt	258.2	261.5
Finance leases	41.5	41.6
Total other debt	41.5	41.6
Total debt, net of unamortized discount and deferred financing costs	299.7	303.1
Less: Amounts due within one year	(14.8)	(14.7)
Total long-term debt, net of unamortized discount and deferred financing costs	$284.9	$288.4
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
As of March 31, 2023, the Company had zero borrowings under the Revolver and issued $22.6 million in letters of credit.
The Term Loan and any borrowings under the Revolver bear interest at SOFR plus a SOFR adjustment of 10 basis points for all terms and an applicable margin ranging from 175 to 250 basis points based on the Company's leverage ratio (the "Consolidated Net Leverage Ratio") measured at the end of each quarter. In addition to interest, the Company must pay certain fees including (i) letter of credit fees ranging from 175 to 250 basis points per annum on the amount of issued but undrawn letters of credit; (ii) alternative currency rate loans ranging from 175 to 250 basis points per annum; and (iii) commitment fees ranging from 30 to 45 basis points per annum on the unused portion of the Revolver.
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
The Company was in compliance with its financial and non-financial covenants as of March 31, 2023.
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

Asbestos Litigation
The Company has been, and continues to be, named as a defendant in lawsuits alleging personal injury or death and seeking various monetary damages due to exposure to asbestos in building materials, products, or in manufacturing operations. The majority of cases are pending in Illinois state courts. There were 187 asbestos cases pending as of March 31, 2023.
Given the lack of any significant consistency to claims (i.e., as to product, operational site, or other relevant assertions) filed against the Company, the Company is generally unable to make a reasonable estimate of the future costs of pending claims or unasserted claims. The aggregate settlement costs and legal and administrative fees associated with the Company’s asbestos litigation has been immaterial for the last three years. As of March 31, 2023, the Company has accrued an immaterial amount related to pending claims.
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
City of Wabash, Indiana v. Aerojet Rocketdyne Holdings
On November 15, 2021, a lawsuit entitled City of Wabash, Indiana v. Aerojet Rocketdyne Holdings, Inc., Case No. 3:21-cv-878 was filed in the United States District Court for the Northern District of Indiana against the Company alleging causes of action under the Comprehensive Environmental Response Compensation and Liability Act and the Indiana Environmental Legal Action Statute and seeking damages, reasonable attorneys’ fees and costs. The action was served on the Company on January 11, 2022. The Company will vigorously contest the complaint’s allegations and has not recorded any liability for this matter as of March 31, 2023.
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
As of March 31, 2023, the aggregate range of these anticipated environmental costs was $285.3 million to $441.4 million and the accrued amount was $285.3 million. See Note 8(c) for a summary of the environmental reserve activity. Of these accrued liabilities, approximately 98% relates to the Company’s U.S. government contracting business, and a portion of this liability is recoverable. The significant environmental sites are discussed below. The balance of the accrued liabilities, which are not recoverable from the U.S. government, relate to other sites for which the Company’s obligations are probable and estimable.
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
As of March 31, 2023, the estimated range of anticipated costs discussed above for the Sacramento, California site was $224.1 million to $358.5 million and the accrued amount was $224.1 million included as a component of the Company’s environmental reserves. Expenditures associated with this matter are partially recoverable. See Note 8(c) for further discussion on recoverability.
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
As of March 31, 2023, the estimated range of anticipated costs was $45.2 million to $55.4 million and the accrued amount was $45.2 million included as a component of the Company’s environmental reserves. Expenditures associated with this matter are partially recoverable. See Note 8(c) for further discussion on recoverability.
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

The following table summarizes the Company’s environmental reserve activity:

	Aerojet Rocketdyne- Sacramento	Aerojet Rocketdyne- BPOU	Other Aerojet Rocketdyne Sites	Total Aerojet Rocketdyne	Other	Total Environmental Reserve
	(In millions)
December 31, 2022	$223.6	$50.8	$10.8	$285.2	$5.3	$290.5
Additions/Adjustments	4.5	(1.7)	0.2	3.0	0.1	3.1
Expenditures	(4.0)	(3.9)	(0.3)	(8.2)	(0.1)	(8.3)
March 31, 2023	$224.1	$45.2	$10.7	$280.0	$5.3	$285.3
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
Estimated Recoveries
On January 12, 1999, Aerojet Rocketdyne and the U.S. government reached a settlement agreement ("Global Settlement") covering environmental costs associated with the Company's Sacramento site and its former Azusa site. Pursuant to the Global Settlement, the Company can recover 88% of its environmental remediation costs through the establishment of prices for Aerojet Rocketdyne's products and services sold to the U.S. government. Additionally, in conjunction with the sale of the EIS business in 2001, Aerojet Rocketdyne entered into an agreement with Northrop (the "Northrop Agreement") whereby Aerojet Rocketdyne is reimbursed by Northrop for a portion of environmental expenditures eligible for recovery under the Global Settlement, subject to an annual billing limitation of $6.0 million and a cumulative limitation of $189.7 million, which was reached in June 2017. The following table summarizes the Northrop Agreement activity (in millions):

Total reimbursable costs under the Northrop Agreement	$189.7
Amount reimbursed to the Company through March 31, 2023	(156.7)
Receivable from Northrop included in the unaudited balance sheet at March 31, 2023	$33.0
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

	Three months ended March 31,
	2023	2022
	(In millions)
Expense to unaudited condensed consolidated statements of operations	$0.5	$0.4

d. Arrangements with Off-Balance Sheet Risk
As of March 31, 2023, arrangements with off-balance sheet risk consisted of:
•$22.6 million in outstanding commercial letters of credit, the majority of which may be renewed, primarily to collateralize obligations for environmental remediation and insurance coverage.
•$76.6 million in outstanding surety bonds to primarily satisfy indemnification obligations for environmental remediation coverage.
•$31.5 million in commitments associated with professional consulting services related to the Merger with L3Harris.
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
Note 9. Retirement Benefits
The following table presents the components of retirement benefits (income) expense:

	Pension Benefits		Postretirement Medical and Life Insurance Benefits
	Three months ended March 31,
	2023	2022	2023	2022
	(In millions)
Interest cost on benefit obligation	$12.5	$8.9	$0.2	$0.1
Expected return on assets	(14.4)	(15.7)	—	—
Amortization of net losses (gains)	—	7.7	(0.7)	(0.7)
Retirement benefits (income) expense	$(1.9)	$0.9	$(0.5)	$(0.6)

Note 10. Operating Segments and Related Disclosures
The Company’s operations are organized into two operating segments based on different products and customer bases: Aerospace and Defense, and Real Estate. The following table presents selected financial information for each reportable segment:

	Three months ended March 31,
	2023	2022
	(In millions)
Net Sales:
Aerospace and Defense	$565.7	$510.5
Real Estate	0.6	0.6
Total Net Sales	$566.3	$511.1
Segment Performance:
Aerospace and Defense	$55.7	$62.7
Environmental remediation provision adjustments	(0.3)	(0.4)
GAAP/Cost Accounting Standards retirement benefits expense difference	9.5	9.2
Unusual items (see Note 11)	(3.8)	(16.3)
Aerospace and Defense Total	61.1	55.2
Real Estate	(0.3)	(0.1)
Total Segment Performance	$60.8	$55.1
Reconciliation of segment performance to income before income taxes:
Segment performance	$60.8	$55.1
Interest expense	(5.7)	(3.9)
Interest income and other	3.8	(0.2)
Stock-based compensation	(4.5)	0.9
Corporate retirement benefits	0.8	—
Corporate and other	(5.2)	(8.2)
Unusual items (see Note 11)	(16.2)	(5.4)
Income before income taxes	$33.8	$38.3
The following table summarizes customers that represented more than 10% of net sales:

	Three months ended March 31,
	2023	2022
Lockheed Martin Corporation	31%	34%
Raytheon Technologies Corporation	20	17
NASA	19	18
Note 11. Unusual Items
The following table presents total unusual items, component of other expense, net, in the unaudited condensed consolidated statements of operations:

	Three months ended March 31,
	2023	2022
	(In millions)
Unusual items
Merger costs	$20.0	$—
Legal matters	—	16.1
Proxy contest and related litigation costs	—	3.1
Terminated merger costs	—	2.5
	$20.0	$21.7
In the three months ended March 31, 2023, the Company recorded $20.0 million of costs associated with the Merger with L3Harris. See Note 1 for additional information. The components of the Merger costs are as follows (in millions):

Consulting and other professional costs	$11.4
Legal	4.6
Internal labor (including $0.8 million of recurring employee costs)	4.0
$20.0

In the three months ended March 31, 2022, the Company incurred $16.1 million associated with legal matters.
In the three months ended March 31, 2022, the Company incurred $3.1 million of costs associated with the proxy contest and related litigation costs.
In the three months ended March 31, 2022, the Company incurred terminated merger costs of $2.5 million.
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
The preparation of the consolidated financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates. In addition, our operating results for interim periods may not be indicative of the results of operations for a full year or future periods. This section contains a number of forward-looking statements, all of which are based on current expectations and are subject to risks and uncertainties including those described in this Quarterly Report under the heading "Forward-Looking Statements" and as further detailed in Part I, Item 1A of our Annual Report on Form 10-K/A No. 2 for the year ended December 31, 2022. Actual results may differ materially. This section should be read in conjunction with our Annual Report on Form 10-K and subsequent amendments for the year ended December 31, 2022, and periodic reports subsequently filed with the Securities and Exchange Commission ("SEC").
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
Out of Period Adjustment
During the three months ended March 31, 2023, we recorded an out of period adjustment related to the completeness and accuracy of our accounting for excess costs on fixed-price contracts in nearly complete or inactive status. The out of period adjustment resulted in a decrease in net sales of $6.0 million, an increase in cost of sales of $0.5 million, and a decrease in the income tax provision of $1.7 million in the three months ended March 31, 2023. We have evaluated the effects of this error, both qualitatively and quantitatively, and do not believe the correction was material to any current or prior interim or annual periods that were affected.
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
Subject to the terms and conditions set forth in the Merger Agreement, each share of the Company's common stock outstanding as of immediately prior to the effective time of the Merger will be canceled and converted into the right to receive $58.00 in cash, without interest, plus, if the closing occurs after September 17, 2023, $0.0025 for each calendar day elapsed after such date up to and including the closing date.
On March 15, 2023, the Company received a request for additional information from the Federal Trade Commission as part of the regulatory review process for the acquisition of the Company by L3Harris.
On March 16, 2023, the stockholders of the Company voted in favor of approving the Merger Agreement at a special meeting.
Closing of the Merger is anticipated to occur in 2023, subject to various customary conditions, including regulatory clearance under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended.

Financial Highlights
A summary of the significant financial highlights for the three months ended March 31, 2023 and 2022, which management uses to evaluate our operating performance and financial condition, is presented below.

	Three months ended March 31,
	2023	2022
	(In millions, except percentage and per share amounts)
Net sales	$566.3	$511.1
Net income	27.8	27.8
Net income as a percentage of net sales	4.9%	5.4%
Adjusted Net Income (Non-GAAP measure*)	34.4	36.9
Adjusted Net Income (Non-GAAP measure*) as a percentage of net sales	6.1%	7.2%
Earnings Per Share ("EPS") - Diluted	0.34	0.33
Adjusted EPS (Non-GAAP measure*)	0.43	0.44
Adjusted EBITDAP (Non-GAAP measure*)	58.7	69.3
Adjusted EBITDAP (Non-GAAP measure*) as a percentage of net sales	10.4%	13.6%
Cash used in operating activities	(32.8)	(75.0)
Free cash flow (Non-GAAP measure*)	(34.4)	(77.2)
_________
* We provide Non-GAAP measures as a supplement to financial results presented in accordance with GAAP. A reconciliation of the Non-GAAP measures to the most directly comparable GAAP measures is presented later in the Management’s Discussion and Analysis under the heading "Use of Non-GAAP Financial Measures."
Our business outlook is affected by both increasing complexity in the global security environment and continuing worldwide economic pressures, including those resulting from the war between Russia and Ukraine. A significant component of our strategy in this environment is to focus on delivering excellent performance to our customers, driving improvements and efficiencies across our operations, and creating value through the enhancement and expansion of our business.
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

	Three months ended March 31,
	2023	2022
U.S. government	96%	95%
Non U.S. government	4	5
The following table summarizes the percentages of net sales for significant programs, all of which are included in the U.S. government sales and are comprised of multiple contracts:

	Three months ended March 31,
	2023	2022
RS-25	14%	15%
Standard Missile	11	12
Patriot Advanced Capability-3 ("PAC-3")	10	12
The following table summarizes customers that represented more than 10% of net sales, each of which involves sales of several product lines and programs:

	Three months ended March 31,
	2023	2022
Lockheed Martin Corporation	31%	34%
Raytheon Technologies Corporation	20	17
NASA	19	18
Industry Update
We rely on U.S. government spending on aerospace and defense products and systems, and our backlog depends, in large part, on continued funding by the U.S. government for the programs in which we are involved. Information concerning our industry appears in Part 1, Item 1, Business under the caption "Industry Overview" in our Annual Report on Form 10-K for the year ended December 31, 2022.
Environmental Matters
Our current and former business operations are subject to, and affected by, federal, state, and local environmental laws and regulations relating to the discharge, treatment, storage, disposal, investigation, and remediation of certain materials, substances, and wastes. Our policy is to conduct our business with due regard for the preservation and protection of the environment. We periodically assess compliance with these regulations and we believe our current operations are materially in compliance with applicable environmental laws and regulations as of March 31, 2023.
The following table summarizes our recoverable amounts, environmental reserves, and range of liability, as of March 31, 2023:

	Recoverable Amounts (1)	Environmental Reserves	Estimated Range of Liability
	(In millions)
Sacramento	$197.2	$224.1	$224.1 - $358.5
Baldwin Park Operable Unit	39.7	45.2	45.2 - 55.4
Other Aerojet Rocketdyne sites	10.7	10.7	10.7 - 20.9
Other sites	0.9	5.3	5.3 - 6.6
Total	$248.5	$285.3	$285.3 - $441.4
_____
(1)Excludes the receivable from Northrop Grumman Corporation ("Northrop") of $33.0 million as of March 31, 2023, related to environmental costs already paid (and therefore not reserved) by us in prior years and reimbursable under our agreement with Northrop.
Environmental remediation costs are primarily incurred by our Aerospace and Defense segment, and certain of these costs are recoverable from our contracts with the U.S. government. We currently estimate approximately 12% of our future Aerospace and Defense segment environmental remediation costs will not likely be reimbursable and are expensed.
Capital Structure
We have a substantial amount of debt for which we are required to make interest and principal payments. Interest on long-term financing is not a recoverable cost under our U.S. government contracts. As of March 31, 2023, we had $299.7 million of debt outstanding.
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
Results of Operations
Net Sales

	Three months ended March 31,
	2023	2022	Change*
	(In millions)
Net sales	$566.3	$511.1	$55.2
* Primary reason for change. The increase in net sales was primarily driven by an increase on the Next Generation Interceptor ("NGI"), RL10, and Patriot GEM-T programs.
Cost of Sales (exclusive of items shown separately below)

	Three months ended March 31,
	2023	2022	Change*
	(In millions, except percentage amounts)
Cost of sales (exclusive of items shown separately below)	$488.2	$425.5	$62.7
Percentage of net sales	86.2%	83.3%
* Primary reason for change. The increase in cost of sales as a percentage of net sales was primarily driven by (i) out of period adjustment of $6.5 million (a decrease in net sales of $6.0 million and an increase in cost of sales of $0.5 million) related to the completeness and accuracy of our accounting for excess costs on fixed-price contracts in nearly complete or inactive status and (ii) cost growth on the Guided Multiple Launch Rocket System ("GMLRS") program.
Selling, General and Administrative Expense ("SG&A")

	Three months ended March 31,
	2023	2022	Change*
	(In millions, except percentage amounts)
Components of SG&A:
SG&A excluding stock-based compensation	$5.8	$9.1	$(3.3)
Stock-based compensation	4.5	(0.9)	5.4
SG&A	$10.3	$8.2	$2.1
Percentage of net sales	1.8%	1.6%
Percentage of net sales excluding stock-based compensation	1.0%	1.8%
* Primary reason for change. The increase in SG&A expense was primarily driven by higher stock-based compensation partially offset by lower legal costs. See Note 4 of the Notes to Unaudited Condensed Consolidated Financial Statements for additional information on stock-based compensation.
Depreciation and Amortization

	Three months ended March 31,
	2023	2022	Change*
	(In millions)
Components of depreciation and amortization:
Depreciation	$11.2	$12.0	$(0.8)
Amortization	1.5	1.7	(0.2)
Accretion	0.6	0.7	(0.1)
Depreciation and amortization	$13.3	$14.4	$(1.1)
* Primary reason for change. Depreciation and amortization expense was essentially unchanged.

Other Expense, net

	Three months ended March 31,
	2023	2022	Change*
	(In millions)
Components of other expense, net:
Merger costs	$20.0	$—	$20.0
Legal matters	—	16.1	(16.1)
Proxy contest and related litigation costs	—	3.1	(3.1)
Terminated merger costs	—	2.5	(2.5)
Other	1.2	(1.4)	2.6
Other expense, net	$21.2	$20.3	$0.9
* Primary reason for change. The change in other expense, net was primarily due to $20.0 million of costs associated with the Merger offset by (i) $16.1 million of costs associated with legal matters; (ii) $3.1 million of costs associated with the proxy contest and associated litigation; and (iii) $2.5 million of terminated merger costs. See Note 11 of the Notes to Unaudited Condensed Consolidated Financial Statements for additional information.
Retirement Benefits (Income) Expense

	Three months ended March 31,
	2023	2022	Change*
	(In millions)
Components of retirement benefits (income) expense:
Interest cost on benefit obligation	$12.7	$9.0	$3.7
Expected return on assets	(14.4)	(15.7)	1.3
Amortization of net (gains) losses	(0.7)	7.0	(7.7)
Retirement benefits (income) expense	$(2.4)	$0.3	$(2.7)
* Primary reason for change. The change in retirement benefits (income) expense was primarily due to the amortization of net actuarial gains in the current period partially offset by an increase in interest costs as a result of higher discount rates used to calculate the benefits obligation at December 31, 2022.
Interest Income and Other

	Three months ended March 31,
	2023	2022	Change*
	(In millions)
Interest income and other	$3.8	$(0.2)	$4.0
* Primary reason for change. The increase in interest income and other was primarily due to a higher rate of return on our cash and cash equivalents balances.
Interest Expense

	Three months ended March 31,
	2023	2022	Change*
	(In millions)
Components of interest expense:
Contractual interest and other	$5.5	$3.5	$2.0
Amortization of deferred financing costs	0.2	0.4	(0.2)
Interest expense	$5.7	$3.9	$1.8
*Primary reason for change. The increase in interest expense was primarily due to higher interest rates on borrowings under our senior secured credit facility (the "Senior Credit Facility").
Income Taxes
The income tax provision was as follows:

	Three months ended March 31,
	2023	2022
	(In millions)
Income tax provision	$6.0	$10.5

In the three months ended March 31, 2023, the income tax provision was $6.0 million for an effective tax rate of 17.8%. Our effective tax rate differed from the 21.0% statutory federal income tax rate primarily due to (i) windfall deductions from stock-based compensation; (ii) Research and Development ("R&D") credits; and (iii) state income taxes, partially offset by certain expenditures that are permanently not deductible for tax purposes.
In the three months ended March 31, 2022, the income tax provision was $10.5 million for an effective tax rate of 27.4%. Our effective tax rate differed from the 21% statutory federal income tax rate primarily due to state income taxes and certain expenditures that are permanently not deductible for tax purposes, partially offset by the impact of R&D credits and original issue discount on convertible debt.
Beginning in 2022, the Tax Cuts and Jobs Act of 2017 eliminated the option to deduct research and experimental expenditures currently and requires taxpayers to amortize such costs incurred in the U.S. over five years. As a result, we expect to make additional income tax payments over the next four years that will have an adverse effect on our operating results, financial condition, and cash flows.
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
Aerospace and Defense Segment

	Three months ended March 31,
	2023	2022	Change*
	(In millions, except percentage amounts)
Net sales	$565.7	$510.5	$55.2
Segment performance	61.1	55.2	5.9
Segment margin	10.8%	10.8%
* Primary reason for change. The increase in net sales was primarily driven by an increase on the NGI, RL10, and Patriot GEM-T programs.
Segment margin was unchanged for the period. The out-of-period adjustment resulted in a decrease in segment margin of 1.1% for the three months ended March 31, 2023.
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

	Three months ended March 31,
	2023	2022
Fixed-price	54%	56%
Cost-reimbursable	46	44
During the three months ended March 31, 2023, we had $16.5 million of net unfavorable changes in contract estimates on operating results before income taxes compared with net unfavorable changes of $2.7 million during the three months ended March 31, 2022.
Real Estate Segment

	Three months ended March 31,
	2023	2022
	(In millions)
Net sales	$0.6	$0.6
Segment performance	(0.3)	(0.1)
Net sales and segment performance consist primarily of rental property operations.
Backlog
As of March 31, 2023, our total remaining performance obligations, also referred to as backlog, totaled $6.8 billion. We expect to recognize approximately 35%, or $2.4 billion, of the remaining performance obligations as sales over the next twelve months, an additional 27% the following twelve months, and 38% thereafter. A summary of our backlog is as follows:

	March 31, 2023	December 31, 2022
	(In billions)
Funded backlog	$3.0	$3.1
Unfunded backlog	3.8	3.7
Total backlog	$6.8	$6.8
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

	Three months ended March 31,
	2023	2022
	(In millions, except per share and percentage amounts)
Net income	$27.8	$27.8
Interest expense	5.7	3.9
Interest income and other	(3.8)	0.2
Income tax provision	6.0	10.5
Depreciation and amortization	13.3	14.4
GAAP retirement benefits (income) expense	(2.4)	0.3
CAS recoverable retirement benefits expense	(7.9)	(9.5)
Unusual items	20.0	21.7
Adjusted EBITDAP	$58.7	$69.3
Net income as a percentage of net sales	4.9%	5.4%
Adjusted EBITDAP as a percentage of net sales	10.4%	13.6%
Net income	$27.8	$27.8
GAAP retirement benefits (income) expense	(2.4)	0.3
CAS recoverable retirement benefits expense	(7.9)	(9.5)
Unusual items	20.0	21.7
Income tax impact of adjustments (1)	(3.1)	(3.4)
Adjusted Net Income	$34.4	$36.9
Diluted EPS	$0.34	$0.33
Adjustments	0.09	0.11
Adjusted EPS	$0.43	$0.44
Diluted weighted average shares, as reported and adjusted	80.7	85.8
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

	Three months ended March 31,
	2023	2022
	(In millions)
Net cash used in operating activities	$(32.8)	$(75.0)
Capital expenditures	(1.6)	(2.2)
Free Cash Flow	$(34.4)	$(77.2)
Because our method for calculating these Non-GAAP measures may differ from other companies’ methods, the Non-GAAP measures presented above may not be comparable to similarly titled measures reported by other companies. These measures are not recognized in accordance with GAAP, and we do not intend for this information to be considered in isolation or as a substitute for GAAP measures.
Liquidity and Capital Resources
We believe that our existing cash and cash equivalents and availability under the Senior Credit Facility coupled with cash generated from our future operations will provide sufficient funds to meet our operating plan for the next twelve months and the foreseeable future. As of March 31, 2023, we had $272.5 million of cash and cash equivalents as well as $627.4 million of available borrowings under our Senior Credit Facility. However, there are a number of factors that could positively or negatively impact our liquidity position, including:
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
•changes or clarifications to current tax law; and
•risks and uncertainties detailed in Item 1A of our Annual Report on Form 10-K/A No. 2 for the year ended December 31, 2022.
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
As of March 31, 2023, our combined balance of cash and cash equivalents and restricted cash decreased by $49.6 million to $275.6 million from a balance of $325.2 million as of December 31, 2022.
The cash used in operating activities in the three months ended March 31, 2023, of $32.8 million was primarily due to (i) an increase in accounts receivable due to the timing of sales and billings and (ii) the timing of payments for payables and employee compensation. These factors were partially offset by income before income taxes adjusted for non-cash items.
The cash used in investing activities in the three months ended March 31, 2023, of $1.6 million was related to capital expenditures.
Cash used in financing activities in the three months ended March 31, 2023, was $15.2 million resulting from (i) debt payments of $3.9 million; (ii) $10.8 million of net cash used by our equity plans; and (iii) $0.5 million of dividend payments.
Senior Credit Facility
The Senior Credit Facility matures on September 20, 2025, and consists of (i) a $650.0 million revolving line of credit (the "Revolver") and (ii) a $269.1 million Term Loan. The Term Loan and any borrowings under the Revolver bear interest at the Secured Overnight Financing Rate ("SOFR") plus a SOFR adjustment of 10 basis points for all terms and an applicable margin ranging from 175 to 250 basis points based on our leverage ratio measured at the end of each quarter. In addition to interest, we must pay certain fees including (i) letter of credit fees ranging from 175 to 250 basis points per annum on the amount of issued but undrawn letters of credit; (ii) alternative currency rate loans ranging from 175 to 250 basis points per annum; and (iii) commitment fees ranging from 30 to 45 basis points per annum on the unused portion of the Revolver. The Term Loan amortized at a rate of 5.0% per annum as of March 31, 2023. The Company was in compliance with its financial and non-financial covenants as of March 31, 2023.
Other Information
There have been no material changes to our known contractual obligations and other obligations as previously reported in our Annual Report on Form 10-K for the year ended December 31, 2022.
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
A detailed description of our significant accounting policies can be found in our most recent Annual Report on Form 10-K/A No.2 for the year ended December 31, 2022.There have been no material changes to these critical accounting policies.
Recently Adopted Accounting Pronouncements
See Note 1 of the Notes to Unaudited Condensed Consolidated Financial Statements for information relating to our discussion of the effects of recent adopted accounting pronouncements.
Forward-Looking Statements
Certain information contained in this report should be considered "forward-looking statements" as defined by Section 21E of the Private Securities Litigation Reform Act of 1995. All statements in this report other than historical information may be deemed forward-looking statements. These statements present (without limitation) the expectations, beliefs, plans and objectives of management and future financial performance and assumptions underlying, or judgments concerning, the matters discussed in the statements. The words "believe," "estimate," "anticipate," "plan," "project" and "expect," and similar expressions, are generally intended to identify forward-looking statements. Forward-looking statements involve certain risks, estimates, assumptions and uncertainties, including with respect to future sales and activity levels, cash flows, contract performance, the outcome of litigation and contingencies, environmental remediation and anticipated costs of capital. A variety of factors could cause actual results or outcomes to differ materially from those expected and expressed in our forward-looking statements. We caution you that any forward-looking statements made in this report are not guarantees of future performance, events or results, and you should not place undue reliance on these forward-looking statements, which speak only as of the date of this report. We do not intend, and we undertake no obligation, to update any forward-looking information to reflect new information, future events or otherwise, except as required by law. Important risk factors that could cause actual results or outcomes to differ from those expressed in the forward-looking statements are described in the section "Risk Factors" in Item 1A of our Annual Report to the SEC on Form 10-K/A No. 2 for the year ended December 31, 2022, and include, but are not limited to, the following:
•    failure to complete the proposed merger with L3Harris;
•    litigation risk and contractual restrictions on the Company while the proposed merger with L3Harris is pending;
•    other effects of the proposed merger with L3Harris, including its potential to distract management’s focus from the day-to-day operations of the Company and the negative impact the pending merger may have on employee retention;
•    reductions, delays or changes in U.S. government spending;
•    cancellation or material modification of one or more significant contracts;
•    failure of the Company's subcontractors or suppliers to perform their contractual obligations;
•    loss of key qualified suppliers of technologies, components, and materials;
•    impacts of the war in Ukraine;
•    the release, unplanned ignition, explosion, or improper handling of dangerous materials used in the Company's businesses;
•    risks inherent to the real estate market;
•    impacts of climate change;
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
•    failure to fully remediate the existing material weakness and maintain effective internal controls;
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Policies and Procedures
As an element of our normal business practice, we have established policies and procedures for managing our exposure to changes in interest rates and foreign currency exchange rates.
Interest Rate Risk
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
Borrowings
As of March 31, 2023, principal debt obligations totaled $259.0 million (excluding finance leases) at a variable rate of 6.72%. The fair value of our debt obligations as of March 31, 2023 totaled $256.7 million (excluding finance leases).
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
Pension Assets and Liabilities
Our tax-qualified pension assets and liabilities are subject to interest rate risk. Information concerning our interest rate risk related to our tax-qualified pension assets and liabilities can be found in Part 7, Item 1, Management’s Discussion and Analysis of Financial Condition and Results of Operations under the caption "Critical Accounting Policies and Estimates" in our Annual Report on Form 10-K for the year ended December 31, 2022.

Foreign Currency Risk
Although the majority of our business is transacted in U.S. dollars, from time to time, we may be exposed to the risks associated with changes in the euro exchange rate. As of March 31, 2023, our total exposure to the euro currency was not significant. From time to time, we may employ established policies and procedures governing the use of financial instruments to manage our exposure to foreign currency risks. We have not entered into any foreign currency hedge transactions during the past three years.
Item 4. Controls and Procedures
Evaluation of disclosure controls and procedures
Management has conducted an evaluation (with the participation of our Chief Executive Officer and Chief Financial Officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of March 31, 2023. Disclosure controls and procedures are designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed under the Exchange Act is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure as of the end of the period covered by this report.
Based on our management’s evaluation (with the participation of our Chief Executive Officer and Chief Financial Officer), as of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective due to the material weakness in internal control over financial reporting described below.
Material Weakness in Internal Control over Financial Reporting
The Company previously reported a material weakness in internal control over financial reporting as the Company did not design and maintain effective controls related to the completeness and accuracy of its accounting for excess costs on fixed-price contracts in nearly complete or inactive status. Specifically, the Company did not have appropriate controls in place to ensure that certain project costs identified as residual material on fixed-price contracts in nearly complete or inactive status were accurately reflective of the underlying physical inventory that was available to transfer from these contracts to similar contracts.
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
Item 1A. Risk Factors
There have been no material changes from our risk factors as previously reported in our Annual Report on Form 10-K/A No. 2 for the year ended December 31, 2022.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The table below provides information about shares surrendered to the Company during the three months ended March 31, 2023, to pay employee withholding taxes due upon the vesting of restricted stock.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased under the Plans or Programs
January 1, 2023 through January 31, 2023	—	$—	—	—
February 1, 2023 through February 28, 2023	176,113	55.89	—	—
March 1, 2023 through March 31, 2023	—	—	—	—
Total	176,113	$55.89	—	—
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

Aerojet Rocketdyne Holdings, Inc.

Date:	May 4, 2023	By:	/s/ Eileen P. Drake
Eileen P. Drake
Chief Executive Officer and President
(Principal Executive Officer)

Date:	May 4, 2023	By:	/s/ Daniel L. Boehle
Daniel L. Boehle
Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)